Form 10-K
period 1996-06-30
ASPEN TECHNOLOGY INC /MA/
filed 1996-09-30
CIK 929940

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-24786

                             ASPEN TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                   04-2739697
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                 TEN CANAL PARK, CAMBRIDGE, MASSACHUSETTS 02141
                (Address of principal executive offices)             (Zip code)

                                 (617) 577-0100
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes  X   No     .
                                             -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as at September 18, 1996 was $622,986,490 based on a total of 8,899,807 shares held by non-affiliates and the closing price reported on the Nasdaq National Market on that date, which was $70.00.

Number of shares outstanding at September 18, 1996:
9,772,129 shares of Common Stock, par value $0.10 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 1996. Portions of such Proxy Statement are incorporated by reference in PART III of this report.

                             ASPEN TECHNOLOGY, INC.
                          1996 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


PART I                                                                  PAGE
                                                                        ----

Item 1.    Business                                                       2

Item 1a.   Risk Factors                                                  10

Item 2.    Properties                                                    13

Item 3.    Legal Proceedings                                             13

Item 4.    Submission of Matters to a Vote of Security Holders           13

Item 4a.   Executive Officers of the Registrant                          14


PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                           16

Item 6.    Selected Financial Data                                       16

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           18

Item 8.    Financial Statements and Supplementary Data                   24

Item 9.    Changes in and Disagreements with Accountants  on
           Accounting and Financial Disclosure                           25


PART III

Item 10.   Directors and Executive Officers of the Registrant            25

Item 11.   Executive Compensation                                        25

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                    25

Item 13.   Certain Relationships and Related Transactions                25


PART IV

Item 14.   Exhibits, Financial Statements Schedules, and Reports
           on Form 8-K                                                   26

SIGNATURES                                                               28

                                     PART I

ITEM 1. BUSINESS
- ----------------

         Aspen Technology, Inc. (the "Company" or "AspenTech") is a leading supplier of off-the-shelf software products and services for the analysis, design and automation of manufacturing facilities by companies in the process industries, including the chemicals, petroleum, pharmaceuticals, pulp and paper, electric power, and food and consumer products industries. Process manufacturers use AspenTech's software products and services to design, operate and manage manufacturing processes more efficiently, safely and profitably.

         AspenTech provides a sophisticated, integrated family of off-the-shelf software products for use across the entire process manufacturing life-cycle, from "off-line" applications used primarily in research and development and engineering to "on-line" applications used principally in production. The Company's off-line software is used by engineers on desktop computers primarily to simulate and predict manufacturing processes in connection with the design of new facilities or processes and the analysis of existing facilities or processes. AspenTech's on-line software, which is connected directly to plant instrumentation, enables the real-time adjustment of production variables in response to constantly changing operating conditions to improve process efficiency. AspenTech's product offerings are classified in three categories: modeling; process information management ("PIM"); and advanced process control ("APC") and optimization. Chemical engineers who work in the off-line research and development and engineering stages of plant and process design and analysis are the principal users of modeling products, while chemical and control engineers who work in the on-line stages of real-time plant operation are the primary users of PIM, APC and optimization software and services.

         The Company's modeling software mathematically simulates and predicts the performance of manufacturing processes under varying equipment configurations and operating conditions, enabling chemical engineers to design cost-effective, efficient processes that comply with environmental and safety requirements. AspenTech's PIM software is used by process manufacturers to gather and analyze large volumes of real-time plant operations data in order to better understand actual performance within a complex process manufacturing facility. PIM software allows customers to compare actual performance with theoretical benchmarks derived from models and to make appropriate adjustments on a real-time basis. AspenTech's APC and optimization software products are designed to enable customers to achieve superior operating performance by continuously adjusting key process variables to maintain optimal target levels under constantly changing conditions. The Company initially became a provider of PIM software and services through its acquisition of Industrial Systems, Inc. ("ISI") in May 1995, and expanded its PIM capabilities through its acquisition of Setpoint, Inc. ("Setpoint") in February 1996. AspenTech significantly enhanced its APC and optimization software offerings through the Setpoint acquisition as well as its acquisition of Dynamic Matrix Control Corporation ("DMCC") in January 1996.

         AspenTech can combine its off-the-shelf software products with design and implementation consulting services in order to market a complete solution to its customers. The Company significantly strengthened its on-line consulting services through its acquisitions of DMCC and Setpoint. AspenTech believes its ability to offer a complete solution of both industry-leading software and sophisticated process engineering expertise is an important source of competitive differentiation.

         AspenTech's customers span a broad range of process industry segments. With more than 750 customers worldwide, AspenTech currently licenses its software to 44 of the 50 largest chemical companies in the world and 19 of the 20 largest petroleum refiners in the world.

INDUSTRY BACKGROUND

         Companies in the process industries manufacture products such as bulk solids, liquids and gases through operations involving chemical reactions, combustion, mixing, separation, and heating and cooling. The process industries include the chemicals, petroleum, pharmaceuticals, pulp and paper, electric power, and food and consumer products industries. Based on data provided by industry trade groups, the Company estimates that the aggregate worldwide revenues of the process industries exceed $3 trillion, of which the chemicals industry has revenues that exceed $1 trillion and the petroleum segment has revenues in excess of $500 billion.

         In recent years, several factors have dramatically affected the competitiveness and profitability of many sectors of the process industries. Companies in certain process industries, particularly the chemicals industry, have experienced intensified global competition, especially from competitors located close to raw materials sources. In addition, companies in many of the process industries face more stringent environmental and safety regulations. These competitive and regulatory factors, as well as cyclical economic conditions, can have a significant negative effect on the revenues and profits of process manufacturers. Furthermore, while labor-intensive businesses can respond to difficult business conditions by downsizing their workforces, capital-intensive process manufacturers must focus on improving their production processes. Therefore, in order to significantly reduce costs and increase profitability, a process manufacturer must design, manage and operate efficient and cost-effective production processes. In response to competitive, regulatory and economic pressures, companies in the process industries are adopting increasingly sophisticated off-line and on-line tools and methodologies to improve the performance of their facilities.

         Chemical engineering analysis is the fundamental discipline behind the improvement of production processes. Due to the number of variables involved, chemical engineering analysis is complex and calculation intensive. Without the use of process modeling and plant automation software, time and cost constraints force engineers to make simplifying assumptions that may limit the potential improvements to production processes. These constraints may also force engineers to evaluate only parts of the process rather than the whole, or to consider fewer alternative solutions. Process modeling and plant automation software enables engineers to perform these complex calculations simultaneously in order to arrive quickly at better solutions.

         Sophisticated software tools for off-line use that can accurately model a broad range of processes have been available to chemical engineers since the 1980s. Although early versions of the tools required substantial modeling expertise and were limited in scope and complicated to use, in recent years the availability of affordable, powerful desktop computers and intuitive graphical user interfaces has expanded the market of potential users of process modeling software. Moreover, process modeling software can now reliably model highly complex chemical processes, broadening the scope of projects where its use is applicable. These software tools can generate savings significantly in excess of their cost by enabling users to design manufacturing processes with lower raw material usage, decreased energy and capital equipment costs, improved product quality and operating safety, cost-effective regulatory compliance and enhanced engineering productivity. As a result of this improved availability, functionality and cost-efficiency, many companies that previously relied on internally developed models are adopting software products developed by third parties who are better equipped to maintain and enhance these increasingly complex tools.

         In recent years, the use of off-line technology has been complemented by an increasing demand for on-line applications for several reasons. First, the economic rewards for making even small improvements in plant efficiency and safety can be substantial. Second, the benefits of integrated process modeling, information management, process control and optimization techniques are becoming increasingly understood by customers. Third, while sophisticated tools and expertise have not heretofore been widely available, commercial providers are emerging to address these needs. Recent significant advances in software and hardware technology, including the availability of more sophisticated optimization algorithms and updatable graphical user interfaces, have made on-line applications increasingly feasible for a growing number of process manufacturers.

         As a result of the market dynamics in the process industries and the rapidly evolving technology available to improve manufacturing processes, process manufacturers increasingly seek a complete, integrated family of software and services that can be used to design, operate and manage their production processes more effectively.

THE ASPENTECH ADVANTAGE

         The Company believes it is the largest age independent supplier of software and service solutions used by companies in the process industries to design, operate and manage their manufacturing processes based on fundamental chemical engineering principles. AspenTech offers its customers in-depth technical expertise encompassing both off-line and on-line applications. By combining its traditional process modeling and optimization capabilities with acquired skills in PIM and APC, AspenTech has created a complete solution designed to provide several key advantages to customers:

         Family of Products Across Full Manufacturing Life-Cycle. AspenTech believes that it offers the most complete family of process modeling and plant automation software tools used across every stage of the production process, from research and development to engineering to production. The Company's software products are designed to achieve improved process efficiency through comparison of off-line predictive models with actual on-line production data and through real-time adjustments to operating parameters in response to constantly changing conditions. The Company significantly enhanced its on-line capabilities through its acquisitions of DMCC and Setpoint, and intends to integrate more fully the acquired APC and optimization tools with its other software products.

         Complete Software and Service Solution. Customers increasingly require expert consulting services to take full advantage of the highly complex software tools being designed for the process industries. AspenTech deploys what it believes is the largest independent organization of control engineers to design and implement solutions, in combination with PIM, APC and optimization software products. AspenTech believes its ability to offer its customers a complete solution will be an increasingly important source of competitive differentiation.

         Process Industry Expertise. Over the past 15 years, AspenTech has built a reputation as a leader in process modeling expertise. AspenTech's software products incorporate proprietary solution methods, physical property models and data estimation techniques that enable users to model processes that involve complex chemistry. AspenTech has refined these methods, models and techniques based on continuing relationships with customers who have performed millions of simulations using AspenTech software. The Company has expanded its expertise through its acquisitions of ISI, DMCC and Setpoint, which the Company believes are technological leaders in the PIM, APC and optimization markets. AspenTech believes that the expertise underlying its software products and services will assist it in maintaining and enhancing its reputation as a technological leader across the manufacturing process.

STRATEGY

AspenTech's strategy is to expand the use of its products and services to enable customers to improve the design, operation and management of their manufacturing processes. The key elements of this strategy are:

         Leverage Breadth and Depth of Customer Base. AspenTech considers its relationships with its existing customers to be an important corporate asset. AspenTech currently has more than 750 commercial customers worldwide, including 44 of the 50 largest chemical companies in the world and 19 of the 20 largest petroleum refiners in the world. The Company has historically derived a significant component of its revenue from additional sales to existing customers. The Company believes it has a significant opportunity to expand its existing customer relationships by adding new licensed users, by offering additional product modules, and by providing consulting and support services. These solutions are marketed by a single, integrated sales force organized by customer account. AspenTech believes that significant opportunities exist to cross-sell modeling products to customers of DMCC and Setpoint and to cross-sell PIM, APC and optimization solutions to customers who have historically purchased modeling products from the Company.

         Increase Penetration of Process Industries. In recent years, AspenTech has broadened its penetration of the process industries beyond its traditional leadership in the chemicals segment to include significant shares of the petroleum and pulp and paper markets. Many of the same imperatives and opportunities confront participants in other process industry segments. As the benefits of its solutions are becoming more widely understood by process manufacturers, AspenTech is actively pursuing opportunities to expand the use of its technology in additional vertical markets. AspenTech believes the broadening of its software product and service offerings through its acquisitions of ISI, DMCC and Setpoint will enable AspenTech to reach new customers. Over time, AspenTech will also seek to leverage these new customer relationships by cross-selling its other software product and service offerings.

         Offer Broadest, Integrated Family of Products and Services. AspenTech offers customers a broad family of software products encompassing the full manufacturing life-cycle, enabling customers to add compatible software capabilities as their needs grow. These products can be used as stand-alone solutions or in concert with other software modules. AspenTech offers process manufacturers what it believes is the most advanced product functionality available across a wide range of off-line and on-line applications. The Company intends to integrate further the APC and optimization tools obtained through its acquisitions of DMCC and Setpoint and to integrate future generations of its software products. In addition, AspenTech can provide implementation consulting services to ensure that customers can achieve a successful solution. In certain of AspenTech's consulting projects, functionality developed in connection with a solution has appeared applicable to other customers and has been commercialized by AspenTech. The Company expects this to continue to be one of its sources of new product development and that its ability to offer its customers a complete solution will be an increasingly important source of competitive differentiation.

         Extend Technology Leadership. AspenTech intends to extend its reputation as the technology leader and believes its acquisitions of DMCC and Setpoint represent important opportunities to maintain and enhance its differentiating capabilities in the marketplace. AspenTech has pioneered a number of products and algorithms underlying its modeling software. DMCC and Setpoint are technological leaders in real-time applications, engineering and consulting solutions for APC and optimization. AspenTech is creating a single, unified product family that will provide a migration path toward a solution offering the best features and functionality of the combined companies' products. The Company is similarly seeking to integrate the consulting services of AspenTech and its acquired companies.

         Focus on Long-Term Customer Relationships. AspenTech's operating strategy is driven by a long-term approach to customer relationships. AspenTech has historically derived the substantial majority of its revenues from three- to five-year software licenses and renewals of those licenses. While DMCC and Setpoint traditionally sold perpetual licenses, Aspen intends to continue to focus on long-term customer relationships in marketing its process modeling and plant automation software products and services. In addition, the Company believes that the consulting services provided by DMCC and Setpoint have enabled them to establish close ties with their customers.

         Capitalize on Emerging On-Line Market. The Company believes that the potential market for on-line applications for process industries, while less mature than the off-line market, may be substantially larger than the potential off-line market. On-line applications complement existing off-line applications and afford recurring incremental savings in day-to-day operations. The Company will seek to continue to develop and expand the market for its PIM, APC and optimization software and services for the emerging on-line market.

CUSTOMERS

         AspenTech currently has over 750 commercial customers worldwide, including 44 of the 50 largest chemical companies in the world and 19 of the 20 largest petroleum refiners in the world. The Company derived more than 50% of its revenues in each of fiscal 1994 and fiscal 1995, and approximately 45% of its revenues in fiscal 1996, from customers outside the United States.

      CHEMICALS                                                 FOOD PRODUCTS
      ---------                                                 -------------
      Air Products & Chemicals, Inc.                            Cargill Incorporated
      BASF AG                                                   General Mills, Inc.
      The Dow Chemical Company
      E.I. du Pont de Nemours & Company, Inc.                   PETROLEUM
                                                                ---------
      Elf Atochem                                               Arco Products Company
      Hoechst AG                                                Chevron Corporation
      Huls AG                                                   Citgo Petroleum Corporation
      Huntsman Corporation                                      Conoco Inc.
      Lyondell Petrochemical                                    Corpoven, S.A.
      Mitsubishi Chemical Corporation                           Marathon Oil Company
      Olin Corporation                                          Mobil Oil Corporation
      Rhone-Poulenc Industrialisation                           Neste Oy
      Sasol Industries (Pty.) Ltd.                              Phillips Petroleum Company
      Shell International Chemie Mij B.V.                       Repsol Petroleo SA
      Sumitomo Chemical Co. Ltd.                                Shell Oil Company
      Union Carbide Chemicals and Plastics Company, Inc.        Star Enterprise
                                                                Sun Refining and Marketing Company

      CONSTRUCTION AND ENGINEERING                              PHARMACEUTICALS
      ----------------------------                              ---------------
      Bechtel Corporation                                       Ciba-Geigy AG
      Fluor Daniel, Inc.                                        Eli Lilly and Company
      John Brown Engineers and Constructors B.V.                Fujisawa Pharmaceutical Co., Ltd.
      Lurgi AG                                                  Genentech, Inc.
      The M.W. Kellogg Company                                  Hoffman-LaRoche, Inc.
      The Ralph M. Parsons Company                              Kyowa-Hakko Kogyo Co., Ltd.
      UOP                                                       Merck & Co., Inc.
      Zimmer AG                                                 Sandoz Technologie AG
                                                                The Upjohn Company

      CONSUMER PRODUCTS
      -----------------
      The Procter & Gamble Company                              PULP AND PAPER
      3M Company                                                --------------
      Unilever Research                                         Union Camp Corporation
                                                                Weyerhaeuser Company

      ELECTRIC POWER
      --------------
      ABB Stal AB
      British Nuclear Fuels plc
      Combustion Engineering, Inc.
      GEC Alsthom
      SGN
      Westinghouse Electric Corporation

         No individual customer represented 10% or more of AspenTech's total revenues for fiscal 1994, 1995 or 1996. There can be no assurance that any of the customers listed will continue to license software or purchase services from AspenTech beyond the term of any existing agreement.

PRODUCTS AND SERVICES

         AspenTech is a leading supplier of software products and services for the analysis, design and automation of manufacturing facilities by companies in the process industries. AspenTech's integrated family of software products enables customers to predict accurately and reliably the performance of a manufacturing process in order to design, operate and manage manufacturing processes more efficiently, safely and profitably. These tools are used both off-line by engineers on desktop computers in connection with the design of new facilities and processes and the analysis of existing facilities and processes, and on-line connected directly to plant instrumentation to identify adjustments that can be made on a real-time basis to optimize performance continually in response to changing production conditions. In addition, AspenTech can provide expert consulting, training and support services to augment its software expertise and offer a complete solution to its customers. In fiscal 1996, on a pro forma basis giving effect to the acquisitions of DMCC and Setpoint as of the beginning of the fiscal year, the Company's revenues from software licenses and revenues from services and other accounted for approximately 53% and 47%, respectively, of its total revenues.

     The principal software products of the Company are set forth below:

          -----------------------------------------------------------------------------------------------
          Products                 Description                 Origin                 Platforms Supported
          -----------------------------------------------------------------------------------------------
          OFF-LINE SOFTWARE

           ASPEN PLUS              Modeling                    AspenTech              PCs
                                   (steady state processes)                           UNIX
                                                                                      DEC VMS
                                                                                      Cray

           SPEEDUP                 Modeling                    AspenTech              PCs
                                   (dynamic processes)                                UNIX
                                                                                      Cray

           ADVENT                  Modeling                    AspenTech              PCs
                                   (process synthesis)                                UNIX
          -----------------------------------------------------------------------------------------------
          ON-LINE SOFTWARE

           CIM/21                  PIM                          ISI                   PCs
                                                                                      UNIX

           SETCIM                  PIM                          Setpoint              UNIX
                                                                                      DEC VMS

           InfoPlus-X              PIM                          Setpoint              PCs
                                                                                      UNIX
                                                                                      DEC VMS

           DMC                     APC                          DMCC                  PCs
                                                                                      IBM UNIX

           SMCA                    APC                          Setpoint              PCs
                                                                                      UNIX
                                                                                      DEC VMS

           DMO                     Optimization                 DMCC                  PCs
                                                                                      UNIX
                                                                                      DEC VMS

           RT-OPT                  Optimization                 AspenTech             UNIX
                                                                                      DEC VMS
          -----------------------------------------------------------------------------------------------

Off-Line Software Products

         The Company offers a number of software products for off-line applications. Off-line software is used primarily to simulate and predict manufacturing processes in connection with the design of new facilities or processes and the analysis of existing facilities or processes. ASPEN PLUS is used to simulate steady state processes in which inputs and conditions are held constant. ASPEN PLUS can be used in concert with SPEEDUP, dynamic process modeling software that simulates processes in which inputs and conditions change over time, such as during plant start-up and shutdown or when feedstocks are adjusted. ADVENT is process synthesis software that minimizes energy consumption and emissions from a manufacturing process. Layered on top of these core, integrated off-line applications are a number of separately sold modules that focus on specialized types of analysis to model separation systems, batch distillation columns, bioprocess operations, polymers processes, and other complex systems.

         Off-line modeling software was AspenTech's principal area of product focus from its founding until the acquisitions of ISI, DMCC and Setpoint. AspenTech typically licenses its modeling software for a term of either three or five years. Currently, the annualized cost for a single U.S.-based user of one of AspenTech's off-line software modules ranges from $10,000 to $30,000, depending on the product and the license term. The license fees charged by AspenTech are typically based on the number of licensed users, with the cost per user declining as the number of licensed seats increases. The license fee includes a separate maintenance component that covers upgrades, revisions or enhancements during the term of the license, as well as customer support.

On-Line Software Products

         For on-line applications, AspenTech offers a family of products and services that enables customers to better understand and monitor highly complex manufacturing processes on a real-time basis, and to automate the adjustment of operating parameters in response to continually changing conditions for improved process efficiency, safety and cost-effectiveness. AspenTech typically licenses its on-line software for a term of 99 years. AspenTech's PIM products capture, display and analyze plant-wide historical and real-time process data, in order to compare the actual performance to theoretical benchmarks derived from models. The U.S. list price for an entry-level 99-year PIM license is approximately $50,000, and varies depending on the number of points of data being collected. AspenTech's APC and optimization products enable customers to improve the profitability of a manufacturing facility by determining optimal operating parameters and simultaneously adjusting multiple process variables to achieve these targets. The U.S. list price for a 99-year APC or optimization software license for a single process unit or single facility ranges from $50,000 to $200,000.

         The acquisitions of ISI, DMCC and Setpoint have created an on-line product family that, at present, contains some overlapping functionality. AspenTech is developing a new generation of products that will offer the best features and functionality from among the various products, provide a migration path for existing customers and further integrate on-line analysis software with AspenTech's off-line modeling software. By so doing, AspenTech believes it will achieve a significant competitive advantage as the only supplier of consistent modeling technology across the full life-cycle of a process, from research and development to engineering to production. There can be no assurance that AspenTech will be successful in enhancing and integrating these software products or that a fully integrated product offering will result in the benefits anticipated. See "Item 1a. Risk Factors -- Integration of DMCC and Setpoint" and "-- Product Development and Technological Change."

Consulting Services

         AspenTech can combine its on-line off-the-shelf software products with design and implementation consulting services in order to market a complete solution to its customers. The emerging on-line market has fewer commercial modeling tools than the off-line market. As a result, current on-line applications typically consist of substantial consulting services combined with a small component of standard commercial software. These services are customarily provided pursuant to contracts with engagement terms of approximately 9 to 24 months. The contracts may be priced on either a time-and-materials or fixed-price basis. Customers can purchase such services from other vendors or perform them in-house. See "Item 1a. Risk Factors -- Integration of DMCC and Setpoint." The Company believes that, due to customers' growing awareness of the economic benefits of on-line optimization and related activities, the demand for services exceeds the number of trained control engineers that can provide these services. AspenTech's APC and optimization services business, composed of approximately 270 people, which AspenTech believes is the largest group of control engineers in the world, represents a critical resource in its efforts to penetrate the on-line market. The Company's services personnel are also available to support and maintain its off-line software products.

MARKETING AND SALES

         AspenTech employs a direct sales force located in key geographic centers where there are high concentrations of potential business. The Company's sales approach is designed to provide complete solutions to its customers. AspenTech's worldwide sales organization is focused by customer account, with an overall relationship executive responsible for coordinating with regional account managers and sales engineers. In addition, each sales team includes participants from the business development group who are responsible for determining the scope and price of the product or service being offered. AspenTech believes that its seasoned direct sales force, as well as its ability to sell at senior levels within customer organizations, are important competitive distinctions. AspenTech uses sales agents to leverage its direct sales force and provide local coverage and first-line support in areas of lower customer concentration. The Company also supplements its direct sales efforts with a variety of marketing initiatives, including user groups and a triennial conference, ASPENWORLD.

         AspenTech devotes substantial resources to increasing the penetration of its products within existing customers. AspenTech has developed global technology partnerships with a select group of customers that use modeling extensively, whereby they meet on a regular basis with AspenTech's senior technical and managerial staffs to help shape technical direction.

         AspenTech licenses its software products at a substantial discount to universities that agree to use such products in teaching and research, in order to stimulate future demand once the students enter the workplace. Currently, more than 450 universities use its software products in undergraduate instruction.

COMPETITION

         The Company's software products and services compete with software tools that are internally developed by companies in the process industries and with certain modeling, PIM, APC and optimization software products and services that are sold by a number of commercial suppliers. Increasingly, companies in the process industries are recognizing that it is inefficient and uneconomical for them to continue to develop and support this software, and many of them are now deploying commercial software products alongside their internally developed tools.

         AspenTech's primary commercial competitors in the process modeling software and services market are Simulation Sciences Inc., Hyprotech, Ltd. and Chemstations, Inc. In the PIM market, AspenTech primarily competes with Oil Systems Inc. and Biles and Associates and, to a lesser extent, with digital control system vendors such as Honeywell Inc. In the APC and optimization markets, AspenTech competes with the Profimatics and Icotron divisions of Honeywell Inc., which primarily sell digital control system hardware, as well as with the Simcon division of ABB Asea Brown Boveri (Holding) Ltd. Several smaller competitors, including the Litwin Engineering division of Raytheon Company, Treiber Control and Cambridge Control Ltd., focus exclusively on the APC market. Emergence of a new competitor or the consolidation of existing competitors could adversely affect the Company's business, operating results and financial condition. Certain competitors also supply related hardware products to existing and potential customers of AspenTech, and may have established relationships that afford the competitors an advantage in supplying software and services to those customers.

         AspenTech believes that it competes favorably by offering the broadest range of integrated off-line and on-line modeling software and services, and that its size, technology and industry expertise will continue to provide it with a marketplace advantage over companies that are niche suppliers focused on a single element of the solution or companies that primarily sell hardware. The Company's continued success depends on its ability to compete effectively with its commercial competitors and to persuade prospective customers to use the Company's products and services instead of, or in addition to, software developed internally or services provided by their own personnel. In light of these factors, there is no assurance that the Company will be able to maintain its competitive position. See "Item 1a. Risk Factors -- Competition."

PRODUCT DEVELOPMENT

         AspenTech's most important product development objective is to build upon the technical leadership of its software products both individually and as an integrated solution. Product development activities focus on adding new chemical engineering analysis and plant operations capabilities, developing new ease-of-use features and enhancing the user interface, taking advantage of new hardware capabilities and major new software industry developments, more tightly integrating AspenTech's family of software products and integrating those software products with other tools. AspenTech is currently focusing significant efforts on the development of native Windows 95 and Windows NT versions of all of its software products, as well as on the continued integration of its family of software products, including products acquired through the DMCC and Setpoint acquisitions.

         AspenTech's approach to Windows is based on a client-server architecture. AspenTech is developing Windows 95 and Windows NT clients for all of its software products, with simulation and database servers running on Windows NT, UNIX and DEC VMS. The objective of the Windows development is to capitalize on Windows interoperability and customization capabilities, as well as to provide highly intuitive graphical user interfaces. A native Windows development environment is used to ensure full support of all Windows features and the object linking and embedding (OLE) architecture. See "Item 1a. Risk Factors -- Migration to Microsoft Windows."

         In parallel with the Windows project, AspenTech is working to integrate the overlapping products in each business area by combining the best components from the existing products under a Windows graphical user interface. In addition, AspenTech is working to develop an open, distributed object component architecture for all AspenTech products, with the products sharing common components and allowing incorporation of customer or third-party components. A central Software Engineering and Architecture department has been created to facilitate and coordinate component development.

PROPRIETARY RIGHTS

         The Company regards its software as proprietary and relies on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect its proprietary rights. AspenTech has received a United States patent for the expert guidance system in its proprietary graphical user interface. The Company has registered or applied to register certain of its significant trademarks in the United States.

         The Company generally enters into non-disclosure agreements with its employees and customers, and historically has restricted access to its software products' source codes, which it regards as proprietary information. In a few cases, the Company has provided copies of the source code for certain products to customers solely for the purpose of special customization of the products and has deposited copies of the source code for certain products in third-party escrow accounts as security for on-going service and license obligations. In these cases, the Company relies on nondisclosure and other contractual provisions to protect its proprietary rights.

         AspenTech distributes its products under non-exclusive and typically nontransferable license agreements that grant customers the right to use AspenTech's products, typically for a term of either three or five years in the case of modeling software products or for a term of 99 years in the case of PIM, APC and optimization software products. The license agreements contain various provisions that protect AspenTech's ownership of the products and the confidentiality of the underlying technology.

         The laws of certain countries in which the Company's products are distributed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The laws of many countries in which the Company licenses its products protect trademarks solely on the basis of registration. The Company currently possesses a limited number of trademark registrations in certain foreign jurisdictions and does not possess, and has not applied for, any foreign copyright or patent registrations. The Company derived more than 50% of its revenues in each of fiscal 1994 and fiscal 1995, and approximately 45% of total revenues in fiscal 1996, from customers outside the United States.

         There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its technology or independent development by others of technologies that are substantially equivalent or superior to the Company's technology. Any such misappropriation of the Company's technology or development of competitive technologies could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company could incur substantial costs in protecting and enforcing its intellectual property rights. Moreover, from time to time third parties may assert patent, trademark, copyright and other intellectual property rights to technologies that are important to the Company. In such an event, the Company may be required to incur significant costs in litigating a resolution to the asserted claims. There can be no assurance that such a resolution would not require that the Company pay damages or obtain a license of a third party's proprietary rights in order to continue licensing its products as currently offered or, if such a license is required, that it will be available on terms acceptable to the Company.

         AspenTech believes that, due to the rapid pace of innovation within the industry, factors such as the technological and creative expertise of its personnel, the quality of its products, the quality of its technical support and training courses, and the frequency of software product enhancements are more important to establishing and maintaining a technology leadership position within the industry than the various legal protections for its software products and technology.

         See "Item 1a. Risk Factors- Dependence on Proprietary Technology."

EMPLOYEES

         As of June 30, 1996, AspenTech had a total of 1,040 full-time employees. None of AspenTech's employees is represented by a labor union. AspenTech has experienced no work stoppages and believes that its employee relations are good.

         AspenTech's future success depends to a significant extent on the continued service of Lawrence B. Evans, the Company's chief executive officer, its other executive officers and certain technical, managerial and marketing personnel. The Company believes that its future success will also depend on its continuing ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense and there can be no assurance that AspenTech can retain its key employees or that it can attract, assimilate or retain other highly qualified technical and commercial personnel in the future. To date, seven of the original eight founders of AspenTech are still employed by AspenTech and are active in its management. See "Item 1a. Risk Factors - Dependence on Key Personnel"

ITEM 1a. RISK FACTORS
- ---------------------

         THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THE RISK FACTORS SET FORTH BELOW.

         Integration of DMCC and Setpoint. Through its acquisitions of DMCC in January 1996 and Setpoint in February 1996, the Company has increased its product and service offerings to include additional PIM, APC and optimization software and services, and has substantially increased its scope of operations and number of personnel. The successful and timely integration of DMCC and Setpoint into the Company is critical to the Company's future financial performance. This integration will require that the Company, among other things, integrate the companies' software products and technologies, retain key employees, assimilate diverse corporate cultures, integrate management information systems, consolidate the acquired operations and manage geographically dispersed operations, each of which could pose significant challenges. The diversion of the attention of management created by the integration process, and any disruptions or other difficulties encountered in the transition process, could have a material adverse effect on the business, operating results and financial condition of the Company. The difficulty of combining the three companies may be increased by the need to integrate personnel, and changes effected in the combination may cause key employees to leave. The long-term success of the DMCC and Setpoint acquisitions will require the further development of the PIM, APC and optimization software and services markets, which currently are immature. There can be no assurance that the Company will be able to integrate and develop the operations of DMCC and Setpoint successfully, and any failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

         A substantial majority of the revenues of each of DMCC and Setpoint has been generated by service engagements. AspenTech's revenues historically have been derived principally from the licensing of software products, and its management has limited experience in managing a service business. In particular, a significant portion of the service engagements of DMCC and Setpoint has been undertaken on a fixed-price basis. The Company bears the risk of cost overruns and inflation in connection with fixed-price engagements, and as a result any of these engagements may be unprofitable. While the Company believes that its reserves for fixed-price contracts are reasonable, there can be no assurance that the Company's reserves will be sufficient to cover future losses that might be incurred with respect to any fixed-price contracts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

         Dependence Upon Increased Market Penetration. Increased use in the process industries, particularly the chemicals and petroleum industries, of software and services for the analysis, design and automation of process manufacturing plants in general and of the Company's software products and services in particular is critical to the Company's future growth. The Company believes that a number of factors will determine its ability to achieve increased market penetration. These factors include product performance, accuracy of results, ease of implementation and use, breadth and integration of product offerings, reliability and scope of applications. Failure of the Company to achieve increased market penetration in the process industries would substantially restrict the future growth of the Company and could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 1. Business -- The AspenTech Advantage" and "-- Strategy."

         Fluctuations in Quarterly Operating Results. The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of new products and enhancements by the Company and its competitors, and fluctuating foreign economic conditions. In addition, the Company ships software products within a short period after receipt of an order and typically does not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter. Historically, a majority of each quarter's revenues from software licenses has come from license contracts that have been effected in the final weeks of that quarter. The revenues for a quarter typically include a number of large orders. If the timing of any of these orders is delayed, it could result in a substantial reduction in revenues for that quarter. Since the Company's expense levels are based in part on its expectations as to future revenues, the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall and any revenue shortfalls would likely have a disproportionate adverse effect on net income. Prior to fiscal 1996, the Company experienced a net loss for the first quarter of each fiscal year, in part because a substantial portion of the Company's revenues is derived from countries other than the United States where business is slow during the summer months and also in part because of the timing of renewals of software licenses. The Company expects that these factors will continue to affect its operating results and that the Company may experience net losses in the initial quarter of future fiscal years. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results."

         Concentration of Revenues in the Chemicals and Petroleum Industries. The Company derives a significant portion of its revenues from companies in the chemicals and petroleum industries. Accordingly, the Company's future success is dependent upon the continued demand for modeling software by companies in the chemicals industry and for PIM, APC and optimization software and services by companies in the chemical and petroleum industries. The chemical and petroleum industries are highly cyclical. The Company believes that economic downturns in the United States, Europe, Japan, Asia and South America and pricing pressures experienced by chemical and petroleum companies in connection with cost-containment measures have led to delays and reductions in certain capital and operating expenditures by many of such companies worldwide. The Company's revenues have in the past been, and may in the future be, subject to substantial period-to-period fluctuations as a consequence of such industry patterns, as well as general domestic and foreign economic conditions and other factors affecting spending by companies in the Company's target process industries. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results and financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

         Product Development and Technological Change. The market for software and services for the analysis, design and automation of process manufacturing plants is characterized by continual change and improvement in computer hardware and software technology. The Company's future success will depend on its ability to enhance its current software products and services, to introduce new software products and services that keep pace with technological developments, and to continue to address the changing needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new and enhanced products and services, or that its products and services will continue to address adequately the needs of the marketplace. Like many other software products, the Company's products have on occasion contained undetected errors or "bugs." In addition, because new releases of the Company's products are initially installed only by a small number of customers, any errors or "bugs" in those new releases may not be detected for a number of months after the delivery of the software. If the Company's products do not perform substantially as expected or are not accepted in the marketplace, the Company's business, operating results and financial condition would be materially adversely affected. See "Item 1. Business -- Product Development."

         Dependence on Key Personnel. The Company's future success depends to a significant extent on Lawrence B. Evans, the Company's chief executive officer, its other executive officers, and certain key technical, managerial and marketing personnel. The loss of the services of any of these individuals or groups of individuals could have a material adverse effect on the Company's business, operating results and financial condition. None of the Company's executive officers has entered into an employment agreement with the Company, and the Company does not have, and is not contemplating securing, any significant amount of key-man life insurance on any of its executive officers or other key employees. The Company believes that its future success also will depend significantly upon its ability to attract, motivate and retain additional highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to continue to grow and operate profitably. See "Item 1. Business -Employees."

         Product Liability. The sale and implementation of on-line applications by the Company may entail the risk of product liability claims. The Company's APC and optimization software products and services are used in the design, operation and management of manufacturing processes at large facilities, and any failure by the software at those facilities could result in significant claims for damages or for violations of environmental, safety and other laws and regulations. The Company's agreements with its customers generally contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A successful product liability claim against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

         Migration to Microsoft Windows. AspenTech believes that operating systems similar to Microsoft Windows, due to their interoperability and customization capabilities, are increasingly the preferred choice of certain of its customers. AspenTech is currently developing native Windows 95 and Windows NT versions of its software products. The Company is aware of two competitors that are developing modeling and simulation software for use with existing Microsoft Windows operating systems, both of which are currently shipping a release of modeling and simulation software for Windows operating systems. There can be no assurance that the Company will be successful in developing versions of any or all of its software products that will operate on Windows 95 or Windows NT, or that any such development, even if successful, will be completed concurrent with or prior to introductions by competitors of software products on Windows 95, Windows NT or any other Microsoft Windows system. Any such failure or delay could affect the Company's competitive position or lead to product obsolescence in the future. See "Item 1. Business -- Product Development" and "-- Competition."

         Dependence on Proprietary Technology. The Company regards its software as proprietary and relies on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect its proprietary rights. AspenTech has received a United States patent for the expert guidance system in its proprietary graphical user interface. The Company has registered or applied to register certain of its significant trademarks in the United States. The Company generally enters into non-disclosure agreements with its employees and customers, and historically has restricted access to its software products' source codes, which it regards as proprietary information. In a few cases, the Company has provided copies of the source code for certain products to customers solely for the purpose of special customization of the products and has deposited copies of the source code for certain products in third-party escrow accounts as security for on-going service and license obligations. In these cases, the Company relies on nondisclosure and other contractual provisions to protect its proprietary rights.

         The laws of certain countries in which the Company's products are distributed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The laws of many countries in which the Company licenses its products protect trademarks solely on the basis of registration. The Company currently possesses a limited number of trademark registrations in certain foreign jurisdictions and does not possess any foreign copyright or patent registrations. The Company derived more than 50% of its revenues in each of fiscal 1994 and fiscal 1995, and approximately 45% of its revenues in fiscal 1996, from customers outside the United States.

         There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its technology or independent development by others of technologies that are substantially equivalent or superior to the Company's technology. Any such misappropriation of the Company's technology or development of competitive technologies could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company could incur substantial costs in protecting and enforcing its intellectual property rights. Moreover, from time to time third parties may assert patent, trademark, copyright and other intellectual property rights to technologies that are important to the Company. In such an event, the Company may be required to incur significant costs in litigating a resolution to the asserted claims. There can be no assurance that such a resolution would not require that the Company pay damages or obtain a license of a third party's proprietary rights in order to continue licensing its products as currently offered or, if such a license is required, that it will be available on terms acceptable to the Company. See "Item 1. Business -- Proprietary Rights."

         Competition. The Company's software products compete with software tools that are internally developed by companies in the process industries and with certain process modeling, PIM, APC and optimization software products that are sold by a number of commercial suppliers. AspenTech's primary commercial competitors in the process modeling software market are Simulation Sciences, Inc., Hyprotech, Ltd. and Chemstations, Inc. In the PIM market, AspenTech primarily competes with Oil Systems Inc. and Biles and Associates and, to a lesser extent, with digital control system vendors such as Honeywell Inc. In the APC and optimization markets, AspenTech competes with the Profimatics and Icotron divisions of Honeywell Inc., which primarily sell digital control system hardware, as well as with the Simcon division of ABB Asea Brown Boveri (Holding) Ltd. Several smaller competitors, including the Litwin Engineering division of Raytheon Company, Treiber Control and Cambridge Control Ltd., focus exclusively on the APC market. Emergence of a new competitor or the consolidation of existing competitors could adversely affect the Company's business, operating results and financial condition. Certain competitors also supply related hardware products to existing and potential customers of AspenTech, and may have established relationships that afford the competitors an advantage in supplying software and services to those customers. The Company's continued success depends on its ability to compete effectively with its commercial competitors and to persuade prospective customers to use the Company's products and services instead of, or in addition to, software developed internally or services provided by their own personnel. In light of these factors, there is no assurance that the Company will be able to maintain its competitive position. See "Item 1. Business -- Competition."

         Management of Growth. Since fiscal 1990, the Company has experienced substantial growth in the number of its employees, the scope of its operating and financial systems, and the geographic area of its operations. The Company's operations have expanded significantly through both internally generated growth and acquisitions, particularly the acquisitions of DMCC and Setpoint in the third quarter of fiscal 1996. This growth has resulted in an increase in the level of responsibility for management personnel. To manage its growth effectively, the Company must continue to implement and improve its operating and financial systems, and to retain and increase its employee base. There can be no assurance that the management systems currently in place will be adequate or that the Company will be able to manage the Company's recent or future growth successfully, and any failure to do so could have material adverse effect on the Company's business, operating results and financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

         International Operations. The Company derived more than 50% of its revenues in each of fiscal 1994 and fiscal 1995, and approximately 45% of its revenues in fiscal 1996, from customers outside the United States, and the Company anticipates that revenues from customers outside the United States will continue to account for a significant portion of its total revenues in the foreseeable future. AspenTech's customers outside the United States historically have been located principally in Europe and Japan, while Setpoint historically has derived a substantial portion of its revenues from customers in Asia and South America. The Company's operations outside the United States are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, difficulties or delays in translating products and product documentation into foreign languages, and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

         The impact of future exchange rate fluctuations on the Company's financial condition and results of operations cannot be accurately predicted. In recent years, the Company has increased the extent to which it denominates arrangements with customers outside the United States in the currencies of the country in which the software or services are provided. From time to time the Company has engaged in, and may continue to engage in, hedges of a significant portion of installment contracts denominated in foreign currencies. There can be no assurance that any hedging policies implemented by the Company will be successful or that the cost of such hedging techniques will not have a significant impact on the Company's business, results of operations or financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Risks Associated With Future Acquisitions. To expand its markets, the Company's business strategy includes growth through additional acquisitions. Identifying and pursuing acquisition opportunities and integrating acquired products and businesses requires a significant amount of management time and skill. There can be no assurance that the Company will be able to identify suitable acquisition candidates, consummate any acquisition on acceptable terms or successfully integrate any acquired business into the Company's operations. There also can be no assurance that any future acquisition will not have an adverse effect upon the Company's operating results, particularly in the fiscal quarters immediately following consummation of the acquisition while the acquired business is being integrated into the Company's operations. As a result of acquisitions, the Company may encounter unexpected liabilities and contingencies associated with the acquired businesses. The Company may use Common Stock or Preferred Stock or may incur additional long-term indebtedness or a combination thereof for all or a portion of the consideration to be paid in future acquisitions. The issuance of Common Stock or Preferred Stock in acquisitions could result in dilution to existing stockholders, while the use of cash reserves or significant debt financing to fund acquisitions could reduce the Company's liquidity.

         Potential Volatility of Stock Price. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, and those fluctuations have often been unrelated to the operating performance of particular companies. In addition, factors such as announcements of technological innovations or new products by the Company or its competitors, as well as market conditions in the computer software or hardware industries, may have a significant impact on the market price of the Company's Common Stock.

         Effect of Certain Charter and By-Law Provisions and Anti-Takeover Provisions; Possible Issuances of Preferred Stock. The Company's Restated Articles of Organization, its By-Laws and certain Massachusetts laws contain provisions that may discourage acquisition bids for the Company and that may reduce the temporary fluctuations in the trading price of the Company's Common Stock which are caused by accumulations of stock, thereby depriving stockholders of certain opportunities to sell their stock at temporarily higher prices or receive a premium for their shares as part of an acquisition of the Company. Preferred Stock may be issued by the Company in the future without stockholder approval and upon such terms as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding stock of the Company. The Company has no present plans to issue any shares of Preferred Stock.

ITEM 2. PROPERTIES
- ------------------

AspenTech's principal offices occupy an aggregate of approximately 85,000 square feet of office space in Cambridge, Massachusetts, and AspenTech is obligated, in October 1997, to lease an additional 16,000 square feet of office space in the same building where its principal offices are located. AspenTech's lease of the premises of its principal offices expires on September 30, 2002. In addition, AspenTech and its subsidiaries lease office space in Charlotte, North Carolina; Brecksville and Cincinnati, Ohio; Houston, Texas; Bothell, Washington; Brussels, Belgium; Calgary, Alberta, Canada; Cambridge and Warrington, England; Hong Kong; Tokyo, Japan; Best, Leiden and Wassenaar, The Netherlands; Singapore; and other locations of its sales and customer support offices. AspenTech believes that its existing facilities are adequate for its needs currently and for the reasonably foreseeable future and that, if additional space is needed, such space will be available on acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

         AspenTech is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT
- ---------------------------------------------

         The executive officers and directors of the Company, and their ages as of September 18, 1996, are as follows:

                      NAME            AGE             POSITION
                      ----            ---             --------
             Lawrence B. Evans.....   61    Chairman of the Board of
                                            Directors and
                                            Chief Executive Officer
             Joseph F. Boston......   59    President and Director
             Herbert I. Britt......   51    Senior Vice President,
                                            Corporate Product
                                            Planning and Development
             Mary A. Palermo.......   39    Executive Vice President,
                                            Finance and
                                            Chief Financial Officer
             Joel B. Rosen.........   38    Executive Vice President,
                                            Marketing and
                                            New Businesses
             Gresham T. Brebach,      55    Director
             Jr. (2)...............
             Douglas R. Brown(2)...   42    Director
             Joan C.
             McArdle(1)(2).........   44    Director
             Alison Ross(1)........   36    Director
             William C. Rousseau...   82    Director

- ----------

(1)  Member of Audit Committee of the Board of Directors
(2)  Member of Compensation Committee of the Board of Directors

         Lawrence B. Evans, the principal founder of the Company, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since 1984. He also served as Treasurer of the Company from 1984 through February 1995 and as President from the inception of the Company until 1984. Mr. Evans was a Professor of Chemical Engineering at Massachusetts Institute of Technology ("M.I.T.") from 1962 to 1990 and was the principal investigator for the Advanced System for Process Engineering ("ASPEN") Project at M.I.T., which extended from 1976 to 1981. Mr. Evans holds a B.S. in Chemical Engineering from the University of Oklahoma, and an M.S.E. and Ph.D. in Chemical Engineering from the University of Michigan.

         Joseph F. Boston, a founder of the Company, has served as President of the Company since 1984 and as a director since 1981. Mr. Boston served as both the Principal Engineer and as an Associate Project Manager from 1977 to 1981 of the ASPEN Project at M.I.T. Mr. Boston holds a B.S. in Chemical Engineering from Washington University, and a Ph.D. in Chemical Engineering from Tulane University.

         Herbert I. Britt, a founder of the Company, has served as Senior Vice President, Corporate Product Planning and Development since January 1996, and since the Company's inception has led its product development efforts in various capacities. From 1981 to March 1991, he served as Vice President, Product Development, and from April 1991 to January 1996, he served as Senior Vice President, Product Management. From 1977 to 1981, he was an Associate Project Manager for the ASPEN Project at M.I.T. Mr. Britt holds a B.S. and Ph.D. in Chemical Engineering from the University of Missouri.

         Mary A. Palermo has served as Chief Financial Officer since May 1989. She joined the Company in November 1987 as Director of Finance, and was promoted to Vice President in May 1989, to Senior Vice President, Finance in June 1993 and to Executive Vice President, Finance in December 1995. From 1979 to 1982, Ms. Palermo held several positions at Arthur Andersen LLP. Ms. Palermo holds a B.S. in Accounting from Boston College and is a C.P.A.

         Joel B. Rosen has served as Executive Vice President, Marketing and New Businesses since December 1995. He joined the Company as Director of Marketing in August 1988, and was promoted to Vice President, Marketing in April 1991, to Senior Vice President, Marketing in June 1993 and to Senior Vice President, Marketing and New Businesses in July 1994. From 1984 to 1988, Mr. Rosen held several positions at Bain & Company. Mr. Rosen holds an A.B. in Economics from Harvard College and an M.B.A. from the Harvard Graduate School of Business Administration.

         Gresham T. Brebach, Jr. has served as a director of the Company since August 1995. Since January 1995, Mr. Brebach has been Executive Vice President
- -- Client Services of Renaissance Solutions, Inc., a provider of management consulting and client/server systems integration services. From August 1994 to December 1994, Mr. Brebach operated his own consulting firm,

Brebach and Associates. From April 1993 to August 1994, Mr. Brebach served as Executive Vice President of Digital Consulting, the management consulting division of Digital Equipment Corporation. From December 1989 to April 1993, Mr. Brebach was a Director in the Consumer and Industrial Products sector of McKinsey & Company, a management consulting firm.

         Douglas R. Brown has served as a director of the Company since 1986. Mr. Brown was appointed the President, Chief Executive Officer and Director of Advent International Corporation, a venture capital investment firm, in January 1996. Mr. Brown previously served as Chief Investment Officer of Advent International Corporation since 1994, as well as Senior Vice President and Managing Director -- Europe since 1990. Mr. Brown holds a B.S. in Chemical Engineering from M.I.T. and an M.B.A. from the Harvard Graduate School of Business Administration.

         Joan C. McArdle has served as a director of the Company since July 1994. Since 1985 she has been a Vice President of MCRC, a Boston-based investment company that was a creditor and warrant holder of the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Ms. McArdle holds an A.B. in English from Smith College.

         Alison Ross has been a director of the Company since February 1996. Ms. Ross is the President of Smart Finance & Co., an investment banking consulting firm she founded in January 1995. As described below, Smart Finance & Co. provides advisory services to the Company from time to time. From September 1992 to January 1995, Ms. Ross was a Principal of Montgomery Securities. From September 1991 through August 1992, Ms. Ross served as Special Assistant to the Secretary of the Cabinet in the Executive Office of the President of the United States, as part of a one-year appointment as a White House Fellow. From 1986 to August 1991, she was a Vice President of Goldman, Sachs & Co. Ms. Ross holds an S.B. in Economics and an S.M. in Management from M.I.T.

         William C. Rousseau has been a director of the Company since 1982. Mr. Rousseau retired in 1974 as Vice President and Director of the Badger Company, Inc., an engineering firm. He holds a B.A. in Chemistry from Stanford University and an M.A. in Chemical Engineering from M.I.T.

         The Company's Board of Directors is divided into three classes, with one class of directors elected each year at the annual meeting of stockholders for a three-year term of office. All directors of one class hold their positions until the annual meeting of stockholders at which the terms of the directors in such class expire and until their respective successors are elected and qualified. Messrs. Brown and Rousseau serve in the class whose terms expire in 1996; Mr. Evans and Ms. McArdle serve in the class whose terms expire in 1997; and Mr. Boston, Mr. Brebach and Ms. Ross serve in the class whose terms expire in 1998. Executive officers of the Company are elected annually by the Board of Directors and serve at the discretion of the Board of Directors or until their successors are duly elected and qualified.

         The Company's future success depends to a significant extent on Lawrence B. Evans, the Company's chief executive officer, its other executive officers and certain technical, managerial and marketing personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 1a. Risk Factors - Dependence on Key Personnel."

         Directors who are not full-time employees of the Company receive an annual fee of $15,000 for their services, plus $1,500 for each meeting attended. Directors also participate in the 1995 Directors Stock Option Plan.

         The Company has adopted its 1995 Employees Stock Purchase Plan (the "Stock Purchase Plan"), its 1995 Stock Option Plan (the "1995 Plan"), its 1995 Directors Stock Option Plan (the "1995 Directors Plan") and its 401(k) Plan (the "401(k) Plan"). See Notes 9(c) and (d) and Note 13 of Notes to Consolidated Financial Statements.

         The Board of Directors has appointed an Audit Committee and a Compensation Committee. The Audit Committee reviews the scope and results of the annual audit of the Company's consolidated financial statements conducted by the Company's independent accountants, the scope of other services provided by the Company's independent accountants, proposed changes in the Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to its internal accounting, auditing and financial controls. The Audit Committee also makes recommendations to the Board of Directors on the engagement of the independent accountants, as well as other matters which may come before it or as directed by the Board of Directors. The Compensation Committee administers the Company's compensation programs, including the Stock Purchase Plan, the 1995 Plan, the 1995 Directors Plan and the 401(k) Plan, and performs such other duties as may from time to time be determined by the Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------------------------------------------------------------------------------

PRICE RANGE OF COMMON STOCK

Since October 26, 1994, the Company's Common Stock has traded on the Nasdaq
National Market under the symbol "AZPN." The following table sets forth, for the periods indicated, the high and low sale prices per share of the Common Stock as reported on the Nasdaq National Market.

FISCAL 1995                                          HIGH               LOW
- -----------                                          ----               ---

Second Quarter (from October 26, 1994)              $20.25            $15.75
Third Quarter                                        22.25             17.625
Fourth Quarter                                       26.50             17.00

FISCAL 1996                                          HIGH               LOW
- -----------                                          ----               ---

First Quarter                                       $30.00            $23.50
Second Quarter                                       37.00             24.75
Third Quarter                                        43.00             31.50
Fourth  Quarter                                      57.25             42.25

         As of June 30, 1996, there were 357 holders of record of the Common Stock.

         The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, under the terms of the Company's bank line of credit, the Company is prohibited from paying any cash dividends. Any future determination relating to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA
- -------------------------------

         The selected consolidated balance sheet data as of June 30, 1995 and 1996 and the selected consolidated statement of income data for each of the years ended June 30, 1994, 1995 and 1996 have been derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, included elsewhere in this Form 10-K. The selected consolidated balance sheet data as of June 30, 1992, 1993 and 1994 and the selected consolidated statement of income data for each of the two years ended June 30, 1992 and 1993 have been derived from the Company's Consolidated Financial Statements, which also have been audited by Arthur Andersen LLP, not included in this Form 10-K. The following selected consolidated financial data are qualified by the more detailed Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K, and should be read in conjunction with such Consolidated Financial Statements and Notes and the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                  YEAR ENDED JUNE 30,
                                                              ------------------------------------------------------------
                                                                1992         1993         1994         1995         1996
                                                              -------      -------      -------      -------      --------
                                                                         (In thousands, except per share data)

STATEMENT OF INCOME DATA:
Revenues ................................................     $29,687      $33,867      $44,975      $57,498      $103,609
                                                              -------      -------      -------      -------      --------

Cost of revenues ........................................       6,700        8,918        9,641       10,257        26,425
Selling and marketing ...................................      12,888       11,744       18,095       23,233        34,691
Research and development ................................       5,006        7,268        8,159       11,375        20,208
General and administrative ..............................       3,489        4,529        4,460        5,132         9,565
Charge for in-process research and development ..........        --           --           --           --          24,421
Costs related to acquisition ............................         753         --           --            950          --
                                                              -------      -------      -------      -------      --------
                                                               28,836       32,459       40,355       50,947       115,310
                                                              -------      -------      -------      -------      --------
   Income (loss) from operations ........................         851        1,408        4,620        6,551       (11,701)

Foreign currency exchange gain (loss ) ..................         109           47          (56)          34          (223)
Income (loss) on equity in joint ventures ...............        --           --            (39)          22            10
Interest income .........................................       1,347        2,012        1,789        3,095         3,666
Interest expense ........................................        (464)        (532)        (529)        (561)       (1,323)
                                                              -------      -------      -------      -------      --------

   Income (loss) from continuing operations
     before provision for income taxes ..................       1,843        2,935        5,785        9,141        (9,571)

Provision for income taxes ..............................         742        1,081        2,087        3,725         5,614
                                                              -------      -------      -------      -------      --------
Income (loss) from continuing operations ................       1,101        1,854        3,698        5,416       (15,185)

Discontinued operations:
   Income (loss) from operations ........................         180          (40)        --           --            --

   Loss on disposal .....................................        --           (532)        --           --            --
                                                              -------      -------      -------      -------      --------
Net income (loss) .......................................     $ 1,281      $ 1,282      $ 3,698      $ 5,416      $(15,185)
                                                              =======      =======      =======      =======      ========

Net income (loss) per common and
   common equivalent share (1)(2):
Continuing operations ...................................     $  0.20      $  0.31      $  0.58      $  0.70      $  (1.92)
                                                              =======      =======      =======      =======      ========
Net income (loss) .......................................     $  0.23      $  0.22      $  0.58      $  0.70      $  (1.92)
                                                              =======      =======      =======      =======      ========

Weighted average number of common and
   common equivalent shares outstanding(1) ..............       5,911        6,469        6,545        7,781         7,929
                                                              =======      =======      =======      =======      ========


                                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------------------------------------
                                                                1992         1993         1994         1995         1996
                                                              -------      -------      -------      -------      --------
                                                                                     (In thousands)

BALANCE SHEET DATA:
Working capital .........................................     $ 6,879      $ 6,123      $ 7,774      $27,594      $ 68,917
Total assets ............................................      28,949       32,764       42,009       75,697       160,167
Long-term debt and capital lease obligations,
  less current portion ..................................       2,901        2,251        2,576        4,087           706
Total stockholders' equity ..............................      12,191       13,402       17,156       41,789        99,835


   -----------------------

   (1)  Computed as described in Note 2(i) of Notes to Consolidated Financial Statements.
   (2)  The Company has never declared or paid cash dividends on its capital stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

         Since its founding in 1981, the Company has developed and marketed software and services to the process industries. The Company's revenues have grown each fiscal year since 1983, when the Company introduced the commercial version of its ASPEN PLUS modeling software product. In addition to internally generated growth the Company has completed a number of acquisitions. In fiscal 1992, AspenTech acquired Prosys, a U.K. company, the developer and marketer of SPEEDUP. In fiscal 1995, AspenTech acquired ISI, a leading supplier of PIM software and the developer and marketer of the CIM/21 product family. The Prosys and ISI acquisitions were accounted for as pooling of interests transactions. On January 5, 1996 and February 9, 1996, respectively, AspenTech acquired DMCC and Setpoint, gaining additional expertise in PIM, APC and optimization software and services. The purchase price of the DMCC acquisition was approximately $20 million in cash, and the purchase price of the Setpoint acquisition was approximately $28 million, which was paid in cash and by issuance of the Setpoint Note. The DMCC and Setpoint acquisitions were accounted for as purchase transactions, and therefore only the portion of their results of operations subsequent to the acquisition dates is included in the Company's operating results. As a result, comparisons of results for the years ended June 30, 1996 and 1995 are not meaningful.

         The Company typically licenses its modeling software products to customers for terms of either three or five years, and typically licenses its PIM, APC and optimization software products for terms of 99 years. See "Item 1. Business -- Products and Services." Because in all cases the licenses are noncancelable and do not impose significant obligations on the Company, the Company recognizes software license revenues upon shipment in accordance with generally accepted accounting principles. In the case of license renewals, revenue is recognized upon execution of a renewal license agreement. The Company recognizes revenues from customer support ratably over the term of the license. If a customer elects to pay for a license in annual installments, the Company charges an implicit amount of interest and recognizes interest income over the term of the license. A substantial majority of the Company's term licenses have been renewed upon expiration. However, there can be no assurance that customers will continue to renew expiring term licenses at the historical rate.

         The Company's revenues historically have been derived principally from the licensing of software products. Since the acquisitions of DMCC and Setpoint, the Company has generated a significantly greater amount of consulting revenues from services for the implementation of its off-the-shelf software products. The Company recognizes service revenues as services are performed. Service revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the portion of costs incurred to date as a percentage of the estimated total (primarily labor) costs for each contract. Service revenues from time and expense contracts are recognized as the related services are performed. Training revenues are recognized as services are performed. Services that have been performed but for which billings have not been made are recorded as unbilled receivables, and unrecognized amounts are recorded as unearned revenues on the Company's Consolidated Balance Sheets.

         The Company licenses its software in U.S. dollars and certain foreign currencies. The Company hedges all material foreign currency-denominated receivables with specific hedge contracts in amounts equal to those receivables. While the Company has experienced minor foreign currency exchange gains or losses due to foreign exchange rate fluctuations, the impact of such movements has not been material in any period. The Company does not expect fluctuations in foreign currencies to have a significant impact on either its revenues or expenses in the foreseeable future.

         The Company's operating costs include the amortization of intangible assets, including goodwill, arising from the acquisitions of DMCC and Setpoint. These intangible assets total approximately $10.0 million and will be amortized over periods ranging from 18 months to 10 years. The amortization was approximately $819,000 in fiscal 1996 and will be approximately $590,000 for each of the four succeeding quarters, and approximately $410,000 for each of the 14 quarters thereafter.

RESULTS OF OPERATIONS

         The following table sets forth the amount and percentage of total revenues represented by certain consolidated statement of operations data for the periods indicated:

                                                                                      Year Ended June 30,
                                                                   ------------------------------------------------------------
                                                                          1994                 1995                   1996
                                                                  ------------------   ------------------   -------------------
                                                                                     (Dollars in thousands)

Revenues:
Software licenses .............................................   $36,015       80.1%  $45,649       79.4%  $  65,644       63.4%
Maintenance and other services ................................     8,960       19.9    11,849       20.6      37,965       36.6
                                                                  -------      -----   -------      -----   ---------      -----
                                                                   44,975      100.0    57,498      100.0     103,609      100.0
                                                                  -------      -----   -------      -----   ---------      -----

Expenses:
Cost of software licenses .....................................     2,614        5.8     2,799        4.9       3,476        3.4
Cost of services and other ....................................     7,027       15.7     7,458       13.0      22,949       22.1
Selling and marketing .........................................    18,095       40.2    23,233       40.4      34,691       33.5
Research and development ......................................     8,159       18.1    11,375       19.8      20,208       19.5
General and administrative ....................................     4,460        9.9     5,132        8.9       9,565        9.2
Charge for in-process research
                   and development ............................      --           --        --         --      24,421       23.6
Costs related to acquisition ..................................      --           --       950        1.6        --           --
                                                                  -------      -----   -------      -----   ---------      -----
                                                                   40,355       89.7    50,947       88.6     115,310      111.3
                                                                  -------      -----   -------      -----   ---------      -----
                  Income (loss) from operations ...............     4,620       10.3     6,551       11.4     (11,701)     (11.3)

Foreign currency exchange gain (loss) .........................       (56)      (0.1)       34        0.1        (223)      (0.3)

Income (loss) on equity in joint ventures .....................       (39)      (0.1)       22         --          10         --

Interest income ...............................................     1,789        4.0     3,095        5.4       3,666        3.5
Interest expense ..............................................      (529)      (1.2)     (561)      (1.0)     (1,323)      (1.2)
                                                                  -------      -----   -------      -----   ---------      -----

    Income (loss) before provision for income taxes ...........     5,785       12.9     9,141       15.9      (9,571)      (9.3)

Provision for income taxes ....................................     2,087        4.7     3,725        6.5       5,614        5.4
                                                                  -------      -----   -------      -----   ---------      -----

                  Net income (loss) ...........................   $ 3,698        8.2%  $ 5,416        9.4%  $ (15,185)     (14.7%)
                                                                  =======      =====   =======      =====   =========      =====

COMPARISON OF FISCAL 1996  TO FISCAL 1995

         The Company acquired DMCC and Setpoint in the third quarter of fiscal 1996 in purchase transactions and has subsequently taken steps to integrate and reorganize the operations of AspenTech and its new subsidiaries. As a result, the Company's operating results for fiscal 1996 and fiscal 1995 are not directly comparable. The results of the Company's operations for fiscal 1996 are not representative of results of operations of the combined entities for subsequent periods. For fiscal 1996, on a pro forma basis giving effect to the acquisitions of DMCC and Setpoint as of the beginning of the period, revenues from software licenses and revenues from services and other represented 53% and 47%, respectively, of total revenues.

         Revenues. Revenues are derived from software licenses and services. Total revenues for fiscal 1996 increased 80.2% to $103.6 million from $57.5 million in fiscal 1995.

         Software license revenues represented 63.4% and 79.4% of total revenues in fiscal 1996 and 1995, respectively. Revenues from software licenses in fiscal 1996 increased 43.8% to $65.6 million from $45.6 million in fiscal 1995. The growth in software license revenues was attributable both to internal growth in existing operations and to additional licenses entered into by the newly acquired subsidiaries. The internal growth in software license revenues was attributable to renewals of software licenses covering existing users, to the expansion of existing customer relationships through licenses covering additional users and additional software products, and, to a lesser extent, to the addition of new customers. The decrease in software license revenues as a percentage of total revenues was attributable to the growth in service revenues resulting from AspenTech's acquisitions of DMCC and Setpoint.

         Total revenues from customers outside the United States were $47.1 million or 45.4% of total revenues and $29.8 million or 51.9% of total revenues for fiscal 1996 and 1995, respectively. The growth in dollar amount of total revenues from customers outside the United States was attributable in part to revenues generated by Setpoint and, to a lesser extent, to internal growth in existing operations.

         Revenues from services and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Since the acquisitions of DMCC and Setpoint, the Company has generated a significantly greater amount of consulting revenues from services for the analysis, design and automation of process manufacturing plants. As a result, revenues from services and other for fiscal 1996 increased 220.4% to $38.0 million from $11.8 million in fiscal 1995.

         Neither the Company's joint venture and similar activities nor any discounting or similar activities has historically had a material effect on the Company's revenues.

         Cost of Software Licenses. Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. Cost of software licenses for fiscal 1996 increased 24.2% to $3.5 million from $2.8 million in fiscal 1995. Cost of software licenses as a percentage of revenues from software licenses decreased to 5.3% in fiscal 1996 from 6.1% in fiscal 1995. This decrease was due to the spreading of fixed production and delivery costs over a larger revenue base and to the generation of a greater portion of sales having minimal third-party royalty costs.

         Cost of Services and Other. Cost of services and other consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the cost of manuals sold separately. Cost of services and other in fiscal 1996 increased 207.7% to $22.9 million from $7.5 million in fiscal 1995. Cost of services and other as a percentage of revenues from services and other decreased to 60.4% in fiscal 1996 from 62.9% in fiscal 1995. The percentage decrease reflected a change in the mix of services provided by the Company, primarily as a result of the acquisitions of DMCC and Setpoint.

         Selling and Marketing. Selling and marketing expenses in fiscal 1996 increased 49.3% to $34.7 million from $23.2 million in fiscal 1995 while decreasing as a percentage of total revenues to 33.5% from 40.4%. The percentage decrease in costs reflects the lower level of sales and marketing activities historically supported by DMCC and Setpoint, as well as the Company's leveraging of its existing worldwide sales and technical sales force to market the software products and services of the newly acquired companies. The Company continues to invest in sales personnel and regional sales offices to improve the Company's geographic proximity to its customers, to maximize the penetration of existing accounts and to add new customers.

         Research and Development. Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct the Company's product development efforts. Capitalized research and development costs are amortized over three years. Research and development expenses in fiscal 1996 increased 77.7% to $20.2 million from $11.4 million in fiscal 1995 while decreasing as a percentage of total revenues to 19.5% from 19.8%. The increase in costs principally reflects continued investment in development of the Company's core modeling products and a common software architecture encompassing the Company's expanded family of software products, as well as a reduction in the amount of research and development capitalized during the period. The Company capitalized 4.2% and 8.1% of its total research and development costs during fiscal 1996 and 1995, respectively.

         General and Administrative. General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees and amortization of intangibles. General and administrative expenses in fiscal 1996 increased 86.4% to $9.6 million from $5.1 in fiscal 1995, and increased as a percentage of total revenues to 9.2% from 8.9% in fiscal 1995. The dollar increase principally reflected the growth in the scale and scope of the Company's operations.

         Charge for In-Process Research and Development. In the third quarter of fiscal 1996, the Company recognized a non-recurring charge of $24.4 million for the write-off of in-process research and development in connection with its acquisitions of DMCC and Setpoint.

         Interest Income. Interest income is generated primarily from the sale of software pursuant to installment contracts for off-line modeling software. Under these contracts, the Company offers customers the option to make annual payments for term licenses instead of a single license fee payment at the beginning of the license term. A substantial majority of the off-line modeling customers elect to license these products through installment contracts. The Company believes this election is made principally because the customers prefer to pay for the Company's off-line modeling products out of their operating budgets, rather than out of their capital budgets. Included in the annual payments is an implicit interest charge based upon the interest rate established by the Company at the time of the license. The Company sells a portion of the installment contracts to unrelated financial institutions. The interest earned by the Company on the installment contract portfolio in any one year is the result of the implicit interest established by the Company on installment contracts and the size of the contract portfolio. Interest income in fiscal 1996 increased 18.4% to $3.7 million from $3.1 million in fiscal 1995. Interest income increased as a result of investment of the net proceeds of public offerings completed by the Company in November 1994, February 1995, and June 1996, a larger installment contract portfolio and an increase in the implicit interest rate charged to customers.

         Interest Expense. Interest expense is generated from interest charged on the Company's bank line of credit, subordinated notes payable to the Massachusetts Capital Resource Company, a promissory note issued in connection with the Setpoint acquisition, and capital lease obligations. Interest expense in fiscal 1996 increased to $1.3 million from $0.6 million in fiscal 1995. This increase principally reflected a higher level of borrowings under the Company's bank line of credit as a result of borrowings used for payment of a portion of the purchase price for the Setpoint acquisition.

         Provision for Income Taxes. The effective tax rate in fiscal 1996 is calculated as a percentage of income before taxes, exclusive of the non-recurring charge for in-process research and development. The effective tax rate decreased in fiscal 1996 to 37.8% of pretax income from 40.8% in fiscal 1995. This percentage decrease related principally to non-deductible acquisition costs incurred in connection with the ISI acquisition in fiscal 1995.

COMPARISON OF FISCAL 1995 TO FISCAL 1994

         Revenues. Total revenues for fiscal 1995 increased 27.8% to $57.5 million from $45.0 million in fiscal 1994.

         Software license revenues represented 79.4% and 80.1% of total revenues in fiscal 1995 and fiscal 1994, respectively. Revenues from software licenses in fiscal 1995 increased 26.7% to $45.6 million from $36.0 million in fiscal 1994. The growth in software license revenues was attributable primarily to software license renewals covering existing users and to the expansion of existing customer relationships through licenses covering additional users and additional software products, and, to a lesser extent, to the addition of new customers.

         Total revenues from customers outside the U.S. were $29.8 million or 51.9% of total revenues and $25.5 million or 56.8% of total revenues for fiscal 1995 and fiscal 1994, respectively.

         Revenues from services and other for fiscal 1995 increased 32.2% to $11.8 million from $9.0 million in fiscal 1994. This increase reflected an increased focus during fiscal 1995 on providing certain high value added consulting and training services to existing customers.

         Cost of Software Licenses. Cost of software licenses in fiscal 1995 increased 7.1% to $2.8 million from $2.6 million in fiscal 1994. Cost of software licenses as a percentage of revenues from software licenses was 6.1% in fiscal 1995 as compared to 7.3% in fiscal 1994 due to spreading fixed production and delivery costs over a larger revenue base and generating a greater portion of sales with minimal royalty costs.

          Cost of Services and Other. Cost of services and other for fiscal 1995 increased 6.1% to $7.5 million from $7.0 million for fiscal 1994. Cost of services and other as a percentage of revenues from services and other decreased to 62.9% in fiscal 1995 from 78.4% in fiscal 1994. This percentage decrease was attributable to the Company's ability to support an increased revenue base with a relatively constant level of consulting, training and other staff.

         Selling and Marketing. Selling and marketing expenses in fiscal 1995 increased 28.4% to $23.2 million from $18.1 million for fiscal 1994 while slightly increasing as a percentage of total revenues to 40.4% from 40.2%. The increase in costs reflects the Company's continued investment in additional direct and technical sales personnel and regional sales offices.

         Research and Development. Research and development expenses during fiscal 1995 increased 39.4% to $11.4 million from $8.2 million in fiscal 1994 while increasing as a percentage of total revenues to 19.8% from 18.1%. The increase in costs reflects continued investment in development of the Company's core products, ASPEN PLUS and SPEEDUP, as well as accelerated investment in the new areas of plant modeling and optimization and polymers modeling. The Company capitalized 8.1% and 9.8% of its total research and development costs during fiscal 1995 and fiscal 1994, respectively.

         General and Administrative. General and administrative expenses in fiscal 1995 increased 15.1% to $5.1 million from $4.5 million in fiscal 1994 while decreasing as a percentage of total revenues to 8.9% from 9.9%. These costs did not grow at the same rate as revenues, as the Company's infrastructure was able to support a larger revenue base.

         Costs Related to Acquisition. In connection with the Company's acquisition of ISI in fiscal 1995, the Company incurred $0.950 million in expenses primarily due to professional services related to the acquisition.

         Interest Income. Interest income in fiscal 1995 increased 73.0% to $3.1 million from $1.8 million in fiscal 1994. Interest income increased as a result of an increase in the implicit interest rates charged to customers, a larger installment contract portfolio and the investment of the net proceeds of public offerings were completed by the Company in November 1994 and February 1995.

         Interest Expense. Interest expense is generated from interest charged on the Company's bank line of credit, subordinated notes payable, and capital lease obligations. Interest expense for fiscal 1995 remained relatively constant at $0.6 million in fiscal 1995 from $0.5 million from the same period in fiscal 1994, as the Company's borrowing level increased but its effective rate of total borrowing decreased.

         Provision for Income Taxes. The effective tax rate increased for fiscal 1995 to 40.8% of pretax income from 36.1% for fiscal 1994. This percentage increase related principally to an increase in foreign tax credits in fiscal 1996. See note 10 to the consolidated financial statement.

QUARTERLY RESULTS

         The Company's operating results have fluctuated in the past and may fluctuate significantly in the future. Because the Company ships software products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders for software products, and revenues from software licenses in any quarter are substantially dependent on orders for software products booked in the quarter. Historically, a majority of each quarter's revenues from software licenses has come from license contracts that have been effected in the final weeks of that quarter.

         The revenues for a quarter typically include a number of large orders. If the timing of any of these orders is delayed, it could result in a substantial reduction in revenues for that quarter. Since the Company's expense levels are based in part on its expectations as to future revenues, the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Accordingly, any revenue shortfalls would likely have a disproportionate adverse effect on net income.

         Prior to fiscal 1996, the Company experienced a net loss for the first quarter of each fiscal year, in part because a substantial portion of the Company's revenues is derived from countries other than the United States where business is slow during the summer months, and also in part because of the timing of contract renewals. The Company expects that these factors will continue to affect its operating results. The Company experienced net losses in the first quarter of each fiscal year prior to the first quarter of fiscal 1996, when it recognized net income of $0.5 million. The Company may continue to experience net losses in the initial quarter of future fiscal years. See "Item 1a. Risk Factors - Fluctuations in Quarterly Operating Results."

         In addition, in recent years the Company's revenues during the third fiscal quarter, as compared to the immediately preceding quarter, have grown at a slower rate than during the second and fourth fiscal quarters, as compared to their respective immediately preceding quarters. The Company's operating results for the third quarter of fiscal 1996 included a non-recurring charge for in-process research and development of $24.4 million recorded in connection with the acquisitions of DMCC and Setpoint.

         The following table presents selected quarterly statement of income data for fiscal 1994, fiscal 1995 and fiscal 1996. These data are unaudited but, in the opinion of the Company's management, reflect all adjustments that the Company considers necessary for a fair presentation of these data in accordance with generally accepted accounting principles. As a result of the acquisitions of DMCC and Setpoint in purchase transactions during the quarter ended March 31, 1996, the quarterly results presented below are not indicative of future results of operations.

                                                                                  QUARTER ENDED
                                                -----------------------------------------------------------------------------------
                                                                  FISCAL 1995                           FISCAL 1996
                                                ---------------------------------------   -----------------------------------------
                                                Sept.30     Dec.31     Mar.31   June 30   Sept.30     Dec.31     Mar.31     June 30
                                                -------    -------    -------   -------   -------    -------    --------    -------

Revenues:
Software licenses ............................  $ 7,342    $10,540    $12,072   $15,696   $ 9,927    $13,980    $ 17,923    $23,814
Maintenance and other services ...............    2,360      3,405      3,095     2,988     3,342      3,960      13,169     17,494
                                                -------    -------    -------   -------   -------    -------    --------    -------
                                                  9,702     13,945     15,167    18,684    13,269     17,940      31,092     41,308

Expenses:
Cost of software licenses ....................      703        643        783       671       591        972         938        975
Cost of maintenance and other services .......    1,802      1,804      1,887     1,964     1,847      2,140       8,397     10,565
Selling and marketing ........................    4,588      5,546      6,089     7,010     6,033      7,071       9,631     11,956
Research and development .....................    2,577      2,737      2,668     3,393     3,457      3,731       5,834      7,186
General and administrative ...................      999      1,203      1,359     1,571     1,288      1,375       3,133      3,769
Charge for in-process research and development     --         --         --        --        --         --        24,421       --
Costs related to acquisition .................     --         --         --         950      --         --          --         --
                                                -------    -------    -------   -------   -------    -------    --------    -------
                                                 10,669     11,933     12,786    15,559    13,216     15,289      52,354     34,451
             Income (loss) from operations ...     (967)     2,012      2,381     3,125        53      2,651     (21,262)     6,857

Other income (expense) .......................      (22)       (27)        61        44       (56)       (17)        (69)       (71)
Interest income, net .........................      434        617        732       751       870        877         434        162
Income (loss) before provision for
(benefit from) income taxes ..................     (555)     2,602      3,174     3,920       867      3,511     (20,897)     6,948
Provision for (benefit from) income
taxes ........................................     (231)     1,084      1,324     1,548       329      1,349       1,339      2,597
                                                -------    -------    -------   -------   -------    -------    --------    -------
 Net income (loss) ...........................  $  (324)   $ 1,518    $ 1,850   $ 2,372   $   538    $ 2,162    $(22,236)   $ 4,351
                                                =======    =======    =======   =======   =======    =======    ========    =======

LIQUIDITY AND CAPITAL RESOURCES

         In recent years, the Company has financed its operations principally through cash generated from sales of securities through private placements and public offerings of its Common Stock, operating activities, the sale of installment contracts to third parties and, at certain times during the year, borrowings under a bank line of credit.

         In the fourth quarter of fiscal 1996 and in the second and third quarters of fiscal 1995, the Company received a total of approximately $87.0 million of net proceeds from its initial public offering and subsequent public offerings. A portion of the total net proceeds was used for working capital and other general corporate purposes to pay a portion of the purchase prices of DMCC and Setpoint, and to repay outstanding indebtedness under its bank line of credit, subordinated notes and a promissory note issued in conjunction with the purchase of Setpoint. The Company evaluates on an ongoing basis potential opportunities to acquire or invest in technologies, products or businesses that expand, complement or are otherwise related to the Company's current business and products. See "Item 1a. Risk Factors - Risks Associated with Future Acquisitions."

         In fiscal 1996 and 1995, operating activities provided $18.4 million and $3.6 million of cash, respectively, primarily related to net income and increases in accounts payable, accrued expenses and deferred revenue, offset in part by increases in accounts receivable.

         In recent years, the Company has had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Sanwa Business Credit Corporation. These contracts represent amounts due over the life of existing term licenses. During fiscal 1996, installment contracts decreased by $1.8 million to $29.8 million, net of $28.9 million of installment contracts sold to General Electric Capital Corporation and Sanwa Business Credit Corporation. During fiscal 1995, installment contracts increased by $8.5 million to $31.6 million, net of $10.2 million of installment contracts sold to General Electric Capital Corporation and Sanwa Business Credit Corporation. The Company's arrangements with these two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At June 30, 1996 and June 30, 1995, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $42.7 million and $23.3 million, respectively, for which the Company had partial recourse obligations of $11.5 million and $4.6 million, respectively. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold. See Note 12 of Notes to Consolidated Financial Statements.

         The Company maintains a $30.0 million bank line of credit, expiring on December 31, 1998, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate (8.75% at June 30, 1996) equal to the bank's prime rate plus a specified margin or, at the Company's option, a rate (6.0% at June 30, 1996) equal to a defined LIBOR rate plus a specified margin. The bank line of credit is secured by a pledge of substantially all of the assets of the Company and its United States subsidiaries. The line of credit agreement requires the Company to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net income before taxes and of the ratio of current assets to current liabilities. As of June 30, 1996, there were no outstanding borrowings under the line of credit.

         The Company's commitments as of June 30, 1996 consisted primarily of leases on its headquarters and other facilities. See "Item 1. Business -- Facilities." There were no other material commitments for capital or other expenditures. The Company believes its current cash balances, availability of sales of its installment contracts, availability under its bank line of credit and cash flows from its operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

INFLATION

         Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have significant impact during fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

The Financial Statements of the Company are listed in the Index to Financial Statements filed in Item 14(a)(i) as part of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND
- ------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         There have been no changes or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

         DIRECTORS

         Certain of the information concerning the directors of the Company required under this Item is contained in "Item 4a. Executive Officers of the Registrant," and the remainder of such information is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1996, under the heading "Election of Directors."

         EXECUTIVE OFFICERS

       Certain of the information concerning the executive officers of the Company required under this Item is contained in "Item 4a. Executive Officers of the Registrant," and the remainder of such information is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1996, under the heading "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION
- -------------------------------

         The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1996, under the heading "Executive Officer Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -----------------------------------------------------------------------

         The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1996, under the heading "Share Ownership of Principal Stockholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

       The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1996, under the heading "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -----------------------------------------------------------------------------

 (a)(1)      Financial Statements                                         Page
             --------------------                                         ----

        -  Report of Independent Public Accountants                       F-2
        -  Consolidated Financial Statements:
        -  Balance Sheets as of June 30, 1995 and 1996                    F-3
        -  Statements of Operations for the years ended
                June 30, 1994, 1995 and 1996                              F-4

        -  Statements of Stockholders' Equity for the
                years ended June 30, 1994, 1995 and 1996                  F-5

        -  Statements of Cash Flows for the years ended
                June 30, 1994, 1995 and 1996                              F-6

        -  Notes to Consolidated Financial Statements                     F-7


 (a)(2)      Financial Statement Schedules
             -----------------------------

             Report of Independent Public Accountants on Schedule         S-1
             II  - Valuation and Qualifying Accounts                      S-2

All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

    (a)(3)      Exhibits
    ------      --------

 (1)       3.1        - Restated Articles of Organization of the Registrant.
 (2)       3.2        - By-laws of Registrant.
 (3)       4.1        - Specimen Certificate for Shares of the Registrant's
                        Common Stock, $.10 par value.
 (3)       10.1       - Lease Agreement between Registrant and Teachers
                        Insurance and Annuity Association of America regarding Ten Canal Park, Cambridge, Massachusetts.
 (3)       10.2       - System License Agreement between the Registrant and the
                        Massachusetts Institute of Technology, dated March 30, 1982, as amended.
 (3)+      10.3       - Non-Equilibrium Distillation Model Development and
                        License Agreement between the Registrant and Koch Engineering Company, Inc., as amended.
 (3)+      10.3a.     - Letter, dated October 19, 1994, from the Company to Koch
                        Engineering Company, Inc., pursuant to which the Company elected to extend the term of the Company's license under the Non-Equilibrium Distillation Model Development and License Agreement.
 (3)+      10.4       - Batch Distillation Computer Program Development and
                        license agreement between Process Simulation Associates, Inc. and Koch Engineering Company, Inc.
 (3)+      10.5       - Agreement between the Registrant and Imperial College of
                        Science, Technology and Medicine regarding Assignment of SPEEDUP.
           10.6         ***(a)   Subordinated Note and Warrant Purchase
                                 Agreement dated as of May 7, 1991 between the
                                 Registrant and Massachusetts Capital Resource
                                 Company.
                        ***(b)   Subordinated Note due 1998 dated as of May 7,
                                 1991 issued by Registrant to Massachusetts
                                 Capital Resource Company.
                        (3)(c)   Common Stock Purchase Warrant No. 91-1.
                        (3)(d)   Common Stock Purchase Warrant No. 91-2.
                        (3)(e)   Subordinated Note Purchase Agreement dated as
                                 of August 22, 1994 between the Registrant and
                                 Massachusetts Capital Resource Company.
                        (3)(f)   Subordinated Note due 1997 dated as of August
                                 22, 1994 issued by Registrant to Massachusetts
                                 Capital Resource Company.
                        (3)(g)   Security Agreement dated as of July 24, 1989
                                 between the Registrant and Massachusetts
                                 Capital Resource Company, as amended.
      (3)  10.7       - Noncompetition, Confidentiality and Proprietary Rights
                        Agreement between the Registrant and Lawrence B. Evans.
      (3)  10.8       - Noncompetition, Confidentiality and Proprietary Rights
                        Agreement between the Registrant and Joseph F. Boston.
      (3)  10.9       - Noncompetition, Confidentiality and Proprietary Rights
                        Agreement between the Registrant and Paul W. Gallier.
      (3)  10.10      - Noncompetition, Confidentiality and Proprietary Rights
                        Agreement between the Registrant and Herbert I. Britt.

      (3)  10.11     - 1988 Non-Qualified Stock Option Plan, as amended.
      (7)  10.12     - 1995 Stock Option Plan
      (7)  10.13     - 1995 Directors Stock Option Plan
      (7)  10.14     - 1995 Employees Stock Purchase Plan
      (3)  10.15     - (7)(a)    Vendor Program Agreement between the Registrant
                                 and General Electric Capital Corporation.
                       (1)(b)    Rider No. 1, dated December 14, 1994, to Vendor
                                 Program Agreement between the Registrant and
                                 General Electric Capital Corporation.
      (3)+ 10.16     - Letter Agreement between the Registrant and Sanwa
                       Business Credit Corporation.
      (3)  10.17     - Form of Employee Confidentiality and Non-Competition
                       Agreement.
      (3)  10.18     - Equity Joint Venture Contract between the Registrant and
                       China Petrochemical Technology Company.
      (4)  10.19     - Amended and Restated Agreement and Plan of
                       Reorganization, dated as of May 12, 1995, by and among the Registrant, Industrial Systems, Inc. and the stockholders of Industrial Systems, Inc.
      (5)  10.20     - Stock Purchase Agreement dated as of December 15, 1995,
                       among Aspen Technology, Inc., Dynamic Matrix Control Corporation and Charles R. Cutler, June A. Cutler, Charles R. Johnston and Cheryl Lynne Johnston, as shareholders of Dynamic Matrix Control Corporation.
      (5)  10.21     - Share Purchase Agreement dated as of January 5, 1996
                       among Aspen Technology, Inc., Amelinc Corporation and Cegelec S.A.
      (6)  10.22     - Further Amended and Restated Revolving Credit Agreement
                       dated as of February 15, 1996 among the Registrant, Prosys Modeling Investment Corporation, Industrial Systems, Inc., Dynamic Matrix Control Corporation and Setpoint, Inc., as the Borrowers, the Lenders Parties thereto, and Fleet Bank of Massachusetts, N.A., as Agent and Lender, together with related forms of the following (each in the form executed by each of such Borrowers):
                   (6)(a)   Amended and Restated Revolving Credit Note
                   (6)(b)   Patent Conditional Assignment and Security Agreement
                   (6)(c)   Trademark Collateral Security Agreement.
                   (6)(d)   Security Agreement.
            11.1     - Computation of Net Income Per Share.
            21.1     - Subsidiaries of the Registrant.
            23.1     - Consent of Arthur Andersen LLP.
            24.1     - Power of Attorney (included on signature page to Form
                       10-K).
            27       - Financial Data Schedules for fiscal year ended June 30,
                       1996.

        (1) Incorporated by reference to the corresponding Exhibit to the Registration Statement on Form S-1 of the Registrant (Registration No. 32-88734) filed on January 29, 1995.
        (2) Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-83916) filed on September 13, 1994.
        (3) Incorporated by reference to the corresponding Exhibit to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-83916) filed on September 13, 1994.
        (4) Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on form 10-Q for the fiscal quarter ended March 31, 1995.
        (5) Incorporated by reference to the corresponding Exhibit to the Registrant's Current Report on Form 8-K dated January 5, 1996, as amended, by Amendment Nos. 1,2,3 and 4 thereto.
        (6) Incorporated by reference to the corresponding Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
        (7) Incorporated by reference to the corresponding Exhibit to the Registration Statement on Form S-8 of the Registrant
              (Registration No. 333-11651) filed on September 9, 1996.
         + Certain portions have been granted Confidential Treatment by the Securities and Exchange Commission at the request of the Company pursuant to Rule 406 under the Securities Act of 1933.

(b)        Reports on Form 8-K
           -------------------

On April 16, 1996 and June 5, 1996, respectively, the Company filed Amendment Nos. 3 and 4 to its Current Report of Form 8-K dated January 5, 1996, relating to the Company's acquisitions of Dynamic Matrix Control Corporation and Setpoint, Inc. Such Current Report had been previously amended by Amendment Nos. 1 and 2 thereto filed on February 26, 1996 and March 22, 1996, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this thirtieth day of September, 1996.

                                     ASPEN TECHNOLOGY, INC.


                                     /s/ LAWRENCE B. EVANS
                                     -------------------------------------------
                                     Lawrence B. Evans, Chairman of the Board of
                                     Directors and Chief Executive Officer



                                POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Lawrence B. Evans and Mary A. Palermo and each of them severally, acting alone and without the other, his/her true and lawful attorney-in fact with the authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report of Form 10-K necessary or advisable to enable the Registrant to comply with the rules, regulations, and requirements of the Securities Act of 1934, as amended, in respect thereof, which amendments may make such other changes in the Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities indicated on the thirtieth day of September, 1996.

              SIGNATURE                              TITLE(S)
              ---------                              --------

/s/ Lawrence B. Evans                Chairman of the Board and Chief Executive
- ------------------------------       Officer (Principal Executive Officer)
Lawrence B. Evans

/s/ Mary A. Palermo                  Executive Vice President, Finance and Chief
- ------------------------------       Financial Officer (Principal Financial and
Mary A. Palermo                      Accounting Officer)

/s/ Joseph F. Boston                 Director
- ------------------------------
Joseph F. Boston

                                     Director
- ------------------------------
Gresham T. Brebach, Jr.

                                     Director
- ------------------------------
Douglas R. Brown

/s/ Joan C. McArdle                  Director
- ------------------------------
Joan C. McArdle

/s/Alison Ross                       Director
- ------------------------------
Alison Ross

                                     Director
- ------------------------------
William C. Rousseau

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                             TOGETHER WITH REPORT
                          OF INDEPENDENT ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Aspen Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. (a Massachusetts corporation) and subsidiaries as of June 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Technology, Inc. and subsidiaries as of June 30, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Boston, Massachusetts
August 13, 1996

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 JUNE 30,
           ASSETS                                                            1995       1996
CURRENT ASSETS:
  Cash and cash equivalents                                                $ 4,189   $  9,005
  Short-term investments                                                    16,122     42,078
  Accounts receivable, net of reserves of $84 in 1995 and $731 in 1996      11,759     38,006
  Unbilled services                                                              -      7,634
  Current portion of long-term installments receivable, net of
     unamortized discount of $735 in 1995 and $930 in 1996                  12,242     12,068
  Prepaid expenses and other current assets                                  1,764      3,318
                                                                           -------   --------
          Total current assets                                              46,076    112,109
                                                                           -------   --------

LONG-TERM INSTALLMENTS RECEIVABLE, NET OF UNAMORTIZED
DISCOUNT OF $5,690 IN 1995 AND $5,027 IN 1996                               19,324     17,708
                                                                           -------   --------

PROPERTY AND LEASEHOLD IMPROVEMENTS, AT COST:
  Building and improvements                                                      -      3,741
  Computer equipment                                                         9,042     17,862
  Purchased software                                                         1,791      2,974
  Furniture and fixtures                                                     1,669      3,489
  Leasehold improvements                                                       374        698
                                                                           -------   --------
                                                                            12,876     28,764

Less-Accumulated depreciation and amortization                               8,255     11,949
                                                                           -------   --------
                                                                             4,621     16,815
                                                                           -------   --------

COMPUTER SOFTWARE DEVELOPMENT COSTS, NET OF ACCUMULATED
AMORTIZATION OF $3,173 IN 1995 AND $3,908 IN 1996                            1,644      1,817
                                                                           -------   --------
LAND                                                                             -        925
                                                                           -------   --------
LONG-TERM INVESTMENTS                                                        2,524          -
                                                                           -------   --------
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
OF $819 IN 1996                                                                  -      9,129
                                                                           -------   --------
OTHER ASSETS                                                                 1,508      1,664
                                                                           -------   --------
                                                                           $75,697   $160,167
                                                                           =======   ========



                                                                                JUNE 30,
     LIABILITES AND STOCKHOLDERS' EQUITY                                     1995      1996

CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease obligations          $   475   $    425
  Accounts payable                                                           1,980      6,037
  Accrued expenses                                                           6,084     16,012
  Unearned revenue                                                           1,484      8,967
  Deferred revenue                                                           4,994      8,953
  Deferred income taxes                                                      3,465      2,798
                                                                           -------   --------
          Total current liabilities                                         18,482     43,192
                                                                           -------   --------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
LESS CURRENT PORTION                                                            87        706
                                                                           -------   --------
SUBORDINATED NOTES PAYABLE TO A RELATED PARTY                                4,000          -
                                                                           -------   --------
DEFERRED REVENUE, LESS CURRENT PORTION                                       6,498      8,279
                                                                           -------   --------
OTHER LIABILITIES                                                              802      1,757
                                                                           -------   --------
DEFERRED INCOME TAXES, LESS CURRENT PORTION                                  4,039      6,398
                                                                           -------   --------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value-
     Authorized--15,000,000 shares
     Issued--7,789,718 shares and 9,691,180 shares in
       1995 and 1996, respectively                                             779        969
  Additional paid-in capital                                                37,439    110,826
  Retained earnings (deficit)                                                4,091    (11,094)
  Cumulative translation adjustment                                           (300)      (362)
  Treasury stock, at cost--115,198 shares of
     common stock in 1995 and 1996, respectively                              (502)      (502)
  Unrealized gain (loss) on investments                                        282         (2)
                                                                           -------   --------
          Total stockholders' equity                                        41,789     99,835
                                                                           -------   --------
                                                                           $75,697   $160,167
                                                                           =======   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                          YEAR ENDED JUNE 30,
                                                                 1994           1995            1996


REVENUES:
   Software licenses                                        $   36,015      $   45,649      $   65,644
   Services and other                                            8,960          11,849          37,965
                                                            ----------      ----------      ----------
                                                                44,975          57,498         103,609
                                                            ----------      ----------      ----------
EXPENSES:
   Cost of software licenses                                     2,614           2,799           3,476
   Cost of services and other                                    7,027           7,458          22,949
   Selling and marketing                                        18,095          23,233          34,691
   Research and development                                      8,159          11,375          20,208
   General and administrative                                    4,460           5,132           9,565
   Charge for in-process research and development                  -               -            24,421
   Costs related to acquisition                                    -               950               -
                                                            ----------      ----------      ----------
                                                                40,355          50,947         115,310
                                                            ----------      ----------      ----------

          Income (loss) from operations                          4,620           6,551         (11,701)

FOREIGN CURRENCY EXCHANGE GAIN (LOSS)                              (56)             34            (223)

INCOME (LOSS) ON EQUITY IN JOINT VENTURES                          (39)             22              10

INTEREST INCOME                                                  1,789           3,095           3,666

INTEREST EXPENSE ON SUBORDINATED NOTES PAYABLE TO A               (283)           (369)           (377)
RELATED PARTY

OTHER INTEREST EXPENSE                                            (246)           (192)           (946)
                                                            ----------      ----------      ----------

     Income (loss) before provision for income taxes             5,785           9,141          (9,571)

PROVISION FOR INCOME TAXES                                       2,087           3,725           5,614
                                                            ----------      ----------      ----------

          Net income (loss)                                 $    3,698      $    5,416      $  (15,185)
                                                            ==========      ==========      ==========

NET INCOME (LOSS) PER COMMON AND COMMON
EQUIVALENT SHARE                                            $     0.58      $     0.70      $    (1.92)
                                                            ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                                           6,544,903       7,781,021       7,928,736
                                                            ==========      ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                                         (IN THOUSANDS, EXCEPT SHARE DATA)
                                                          CLASS A, CLASS B AND
                                                          SERIES C-1 CONVERTIBLE
                                                             PREFERRED STOCK           COMMON STOCK          ADDITIONAL   RETAINED
                                                           NUMBER                  NUMBER        $.10         PAID-IN     EARNINGS
                                                          OF SHARES    PAR VALUE  OF SHARES    PAR VALUE      CAPITAL     (DEFICIT)

BALANCE, JUNE 30, 1993                                     356,986       $ 177    3,459,847       $346        $ 17,585    $ (4,123)
   Issuance of common stock under employee stock
     purchase plans                                              -           -       20,218          2              79           -
   Exercise of stock options                                     -           -       24,600          2              80           -
   Purchase of treasury stock                                    -           -            -          -               -           -
   Sale of treasury stock                                        -           -            -          -             185           -
   Repayment of receivable                                       -           -            -          -               -           -
   Translation adjustment                                        -           -            -          -               -           -
   Dividend distributions to stockholders relating to
     acquired Subchapter S corporation, net                      -           -            -          -               -          27
   Net income                                                    -           -            -          -               -       3,698
                                                           -------       -----    ---------       ----        --------    --------
BALANCE, JUNE 30, 1994                                     356,986         177    3,504,665        350          17,929        (398)
   Issuance of common stock in public offerings,
     net of issuance costs of $1,223                             -           -    1,550,000        155          17,694           -
   Issuance of common stock under employee stock
     purchase plans                                              -           -       36,032          4             241           -
   Exercise of stock options and warrants                        -           -      344,231         35           1,147           -
   Liquidation of fractional shares                              -           -            -          -               -           -
   Conversion of preferred stock to common stock          (356,986)       (177)   2,354,790        235             (58)          -
   Purchase of treasury stock                                    -           -            -          -               -           -
   Repayment of receivable                                       -           -            -          -               -           -
   Translation adjustment                                        -           -            -          -               -           -
   Unrealized market gain on investments                         -           -            -          -               -           -
   Tax benefit on exercise of nonqualified stock options         -           -            -          -             486           -
   Dividend distributions to stockholders relating to
     acquired Subchapter S corporation, net                      -           -            -          -               -        (927)
   Net income                                                    -           -            -          -               -       5,416
                                                           -------       -----    ---------       ----        --------    --------
BALANCE, JUNE 30, 1995                                           -           -    7,789,718        779          37,439       4,091
   Issuance of common stock in a public offering,
     net of issuance costs of $4,239                             -           -    1,453,910        145          68,312           -
   Issuance of common stock in a private placement               -           -       33,385          3           1,061           -
   Issuance of common stock under employee stock
     purchase plans                                              -           -       25,110          3             471           -
   Exercise of stock options and warrants                        -           -      389,057         39           1,436           -
   Translation adjustment                                        -           -            -          -               -           -
   Realized gain on  investments                                 -           -            -          -               -           -
   Unrealized market loss on investments                         -           -            -          -               -           -
   Tax benefit on exercise of nonqualified stock options         -           -            -          -           2,107           -
   Net loss                                                      -           -            -          -               -     (15,185)
                                                           -------       -----    ---------       ----        --------    --------
BALANCE, JUNE 30, 1996                                           -       $   -    9,691,180       $969        $110,826    $(11,094)
                                                           =======       =====    =========       ====        ========    ========


                                                                        RECEIVABLE
                                                                           FROM                          UNREALIZED
                                                            CUMULATIVE  STOCKHOLDER   TREASURY STOCK        GAIN        TOTAL
                                                           TRANSLATION   FOR STOCK    NUMBER              (LOSS) ON  STOCKHOLDERS'
                                                            ADJUSTMENT    ISSUED    OF SHARES  AMOUNT    INVESTMENTS   EQUITY

BALANCE, JUNE 30, 1993                                        $(281)      $ (30)     107,385    $(272)      $   -     $ 13,402
   Issuance of common stock under employee stock
     purchase plans                                               -           -            -        -           -           81
   Exercise of stock options                                      -           -            -        -           -           82
   Purchase of treasury stock                                     -           -       71,304     (382)          -         (382)
   Sale of treasury stock                                         -        (304)     (64,095)     157           -           38
   Repayment of receivable                                        -         319            -        -           -          319
   Translation adjustment                                      (109)          -            -        -           -         (109)
   Dividend distributions to stockholders relating to
     acquired Subchapter S corporation, net                       -           -            -        -           -           27
   Net income                                                     -           -            -        -           -        3,698
                                                              -----       -----      -------    -----       -----     --------
BALANCE, JUNE 30, 1994                                         (390)        (15)     114,594     (497)          -       17,156
   Issuance of common stock in public offerings,
     net of issuance costs of $1,223                              -           -            -        -           -       17,849
   Issuance of common stock under employee stock
     purchase plans                                               -           -            -        -           -          245
   Exercise of stock options and warrants                         -           -            -        -           -        1,182
   Liquidation of fractional shares                               -           -           32        -           -            -
   Conversion of preferred stock to common stock                  -           -            -        -           -            -
   Purchase of treasury stock                                     -           -          572       (5)          -           (5)
   Repayment of receivable                                        -          15            -        -           -           15
   Translation adjustment                                        90           -            -        -           -           90
   Unrealized market gain on investments                          -           -            -        -         282          282
   Tax benefit on exercise of nonqualified stock options          -           -            -        -           -          486
   Dividend distributions to stockholders relating to
     acquired Subchapter S corporation, net                       -           -            -        -           -         (927)
   Net income                                                     -           -            -        -           -        5,416
                                                              -----       -----      -------    -----       -----     --------
BALANCE, JUNE 30, 1995                                         (300)          -      115,198     (502)        282       41,789
   Issuance of common stock in a public offering,
     net of issuance costs of $4,239                              -           -            -        -           -       68,457
   Issuance of common stock in a private placement                -           -            -        -           -        1,064
   Issuance of common stock under employee stock
     purchase plans                                               -           -            -        -           -          474
   Exercise of stock options and warrants                         -           -            -        -           -        1,475
   Translation adjustment                                       (62)          -            -        -           -          (62)
   Realized gain on  investments                                  -           -            -        -        (282)        (282)
   Unrealized market loss on investments                          -           -            -        -          (2)          (2)
   Tax benefit on exercise of nonqualified stock options          -           -            -        -           -        2,107
   Net loss                                                       -           -            -        -           -      (15,185)
                                                              -----       -----      -------    -----       -----     --------
BALANCE, JUNE 30, 1996                                        $(362)      $   -      115,198    $(502)      $  (2)    $ 99,835
                                                              =====       =====      =======    =====       =====     ========


                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      YEAR ENDED JUNE 30,
                                                             1994           1995          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $ 3,698      $  5,416      $(15,185)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities-
    Depreciation and amortization                             2,038         2,748         5,641
    Charge for in-process research and development                -             -        24,421
    Deferred income taxes                                     1,175         2,573          (295)
    Changes in assets and liabilities-
      Accounts receivable                                    (3,174)       (3,061)      (12,415)
      Prepaid expenses and other current assets                (109)         (780)        1,053
      Long-term installments receivable                      (4,396)       (8,503)        1,790
      Accounts payable and accrued expenses                   1,489         2,446         7,000
      Unearned revenue                                          558            66         2,823
      Deferred revenue                                        2,166         2,716         3,560
                                                            -------      --------      --------
            Net cash provided by operating activities         3,445         3,621        18,393
                                                            -------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and leasehold improvements              (972)       (2,565)       (7,017)
  Increase in computer software development costs              (888)       (1,026)         (908)
  Increase in other assets                                     (454)         (154)          117
  (Increase) decrease in investment securities                    -       (18,364)      (23,716)
  Increase (decrease) in other liabilities                      (57)          401           955
  Payment for the acquisitions of DMCC and Setpoint,
    net of cash acquired                                          -             -       (44,723)
                                                            -------      --------      --------
            Net cash used in investing activities            (2,371)      (21,708)      (75,292)
                                                            -------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                        -        17,849        69,521
  Issuance of common stock under employee stock
    purchase plans                                               81           245           474
  Exercise of common stock options and warrants                  82         1,182           925
  Purchase of treasury shares                                  (382)           (5)            -
  Sale of treasury shares                                        38             -             -
  Repayment of notes receivable for stock issued                319            15             -
  Proceeds from subordinated note payable to related party        -         2,000             -
  Payment of subordinated notes payable to related parties        -             -        (3,450)
  Payments of long-term debt and capital lease obligations     (860)         (661)       (5,693)
  Dividend distributions to stockholders relating to
    acquired Subchapter S corporation, net                       27          (927)            -
                                                            -------      --------      --------
      Net cash provided by (used in) financing activiities     (695)       19,698        61,777
                                                            -------      --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (109)           90           (62)
                                                            -------      --------      --------

INCREASE IN CASH AND CASH EQUIVALENTS                           270         1,701         4,816

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  2,218         2,488         4,189
                                                            -------      --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $ 2,488      $  4,189      $  9,005
                                                            =======      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                $   660      $    600      $  1,861
                                                            =======      ========      ========
  Cash paid for interest                                    $   540      $    524      $  1,363
                                                            =======      ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Increase in equipment under capital lease obligations     $ 1,020      $      -      $    105
                                                            =======      ========      ========
  Increase in additional paid-in capital and decrease
    in accrued expenses relating to the tax benefit of
    exercise of nonqualified stock options                  $     -      $    486      $  2,107
                                                            =======      ========      ========

  Increase in common stock additional paid-in capital
    and decrease in subordinated notes payable to a
    related party relating to the exercise of warrants      $     -      $      -      $    550
                                                            =======      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS RELATED TO
ACQUISITIONS:
  During 1996, the Company acquired certain companies
  as described in Note 3.  These acquisitions are
  summarized as follows-
    Fair value of assets acquired, excluding cash           $     -      $      -      $ 47,919
    Payments in connection with the acquisitions, net
      of cash acquired                                            -             -        44,723
                                                            -------      --------      --------

            Liabilities assumed                             $     -      $      -      $  3,196
                                                            =======      ========      ========

In May 1995, the Company acquired Industrial Systems, Inc., which was accounted for as a pooling-of-interests.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

(1)  OPERATIONS

     Aspen Technology, Inc. (the Company) develops and markets process modeling and automation software and services internationally to the process industries. The Company's principal products are used to simulate manufacturing processes in the chemicals, petroleum, pharmaceuticals, pulp and paper, electric power, and food and consumer products industries. The Company's services include hot line assistance, training courses and application consulting services on a contract basis.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of Consolidation

          The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     (b)  Cash and Cash Equivalents

          Cash and cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months.

     (c)  Investments

          The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, effective July 1, 1994. The adoption of SFAS No. 115 had no material effect on the Company's financial position or results of operations.

          Under SFAS No. 115, securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)

(2)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (c)  Investments (Continued)

          in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders' equity.
          Available for sale investments as of June 30, 1996 are as follows (in thousands):

                                                  CONTRACTED         MARKET VALUE JUNE 30,
                        DESCRIPTION                MATURITY            1995        1996

             Money market fund                            N/A        $   377      $ 3,519
             Commercial paper                      1-3 Months          6,837       38,559
             U.S. Treasury bills and notes        1-11 Months          8,908            -
                                                                     -------      -------
                                                                      16,122       42,078
             U.S. Treasury notes                 12-17 Months          2,524            -
                                                                     -------      -------
                                                                     $18,646      $42,078
                                                                     =======      =======

          The net unrealized holding gains (losses) at June 30, 1995 and 1996 were approximately $282 and $(2), respectively. The Company had no realized gains or losses for the years ended June 30, 1994 and 1995, and a realized gain of $282 for the year ended June 30, 1996.

     (d)  Depreciation and Amortization


          The Company provides for depreciation and amortization, computed using the straight-line and declining balance methods, by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives as follows:

                                                 ESTIMATED
            ASSET CLASSIFICATION                USEFUL LIFE

          Building and improvements               7-30 Years
          Computer equipment                      3-10 Years
          Purchased software                         3 Years
          Furniture and fixtures                  3-10 Years
          Leasehold improvements               Life of Lease


                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(2)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (e)  Land

          In connection with the acquisition of Setpoint, Inc. (see Note 3(c)), the Company acquired land that is being held for investment purposes. The land has been recorded at its appraised value at the date of acquisition.

     (f)  Revenue Recognition

          The Company recognizes revenue from software licenses upon the shipment of its products, pursuant to a signed noncancelable license agreement. In the case of license renewals, revenue is recognized upon execution of the renewal license agreement. The Company has no other significant vendor obligations or collectibility risk associated with its product sales. The Company recognizes revenue from postcontract customer support ratably over the period of the postcontract arrangement. The Company accounts for insignificant vendor obligations by deferring a portion of the revenue and recognizing it either ratably as the obligations are fulfilled or when the related services are performed. If significant application development services are performed in connection with the purchase of a license, the license fees are recognized as the application development services are performed.

          Service revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount thereof is provided currently. Service revenues from time and expense contracts and consulting and training revenue are recognized as the related services are performed. Services that have been performed but for which billings have not been made are recorded as unbilled services, and billings that have been recorded before the services have been performed are recorded as unearned revenue in the accompanying consolidated balance sheets.

          Installments receivable represent the present value of future payments related to the financing of noncancelable term license agreements that provide for payment in installments over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated statements of operations. The interest rates in effect in fiscal 1994, 1995 and 1996 were 9.75%, 11% to 12% and 11% to 12%, respectively.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(2)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (g)  Computer Software Development Costs

          In compliance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Amortization of capitalized computer software development costs is included in cost of software licenses and is provided on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations was approximately $497,000, $630,000 and $735,000 in fiscal 1994, 1995 and
          1996, respectively.

     (h)  Foreign Currency Translation

          The financial statements of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. This determination of functional currency is based on the subsidiaries' relative financial and operational independence on the Company. Foreign currency exchange and translation gains or losses for certain wholly owned subsidiaries are credited or charged to the accompanying consolidated statements of operations since the functional currency of the subsidiaries is the U.S. dollar. Gains and losses from foreign currency translation are credited to or charged to the cumulative translation adjustment account, included in stockholders' equity in the accompanying consolidated balance sheets, since their functional currency is their local currency.

          At June 30, 1995 and 1996, the Company had long-term installments receivable of approximately $6,072,000 and $7,301,000 denominated in foreign currencies. The June 1996 installments receivable mature through January 2000 and have been hedged with specific foreign currency contracts. The Company records a foreign currency gain or loss at the time the Company enters into the foreign currency contract. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(2)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (i)  Net Income (Loss) per Share

          Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period, assuming conversion of all classes of convertible preferred stock into common stock. Stock issued after September 1, 1993 and common stock issuable pursuant to stock options or warrants granted after September 1, 1993 have been reflected as outstanding for all periods presented, before the Company's initial public offering of common stock, using the treasury stock method required by the Securities and Exchange Commission. Other shares of stock issuable pursuant to stock options and warrants have been included where their effect is dilutive. Fully diluted earnings per common share and common equivalent are not presented, as they are not materially different from primary earnings per share. Dilutive common equivalent shares consist of convertible preferred stock, stock options and stock warrants (using the treasury stock method).

     (j)  Management Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (k)  Concentration of Credit Risk

          SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentration of credit risk are principally cash and cash equivalents, investments, accounts receivable and installments receivable. The Company places its cash and cash equivalents and investments in highly rated institutions. Concentration of credit risk with respect to receivables is limited to certain customers (end-users and distributors) to which the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers, hedges specific foreign receivables and routinely sells its receivables to financial institutions with and without recourse. As a result, the Company believes that its accounts and installments receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(2)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (l)  Financial Instruments

          SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, investments, accounts receivable and installments receivable. The estimated fair value of these financial instruments approximates their carrying value and, except for accounts receivable and installments receivable, is based primarily on market quotes.

     (m)  Intangible Assets

          Intangible assets consist of goodwill, existing products, tradenames and assembled workforce. Intangible assets are being amortized on a straight-line basis over estimated useful lives of five to ten years. At each balance sheet date, the Company evaluates the realizability of intangible assets based on profitability and cash flow expectations for the related asset or subsidiary. Based on its most recent analysis, the Company believes that no impairment of intangible assets exists at June 30, 1996. Goodwill (net of accumulated amortization) was approximately $1,378,000 at June 30, 1996. Amortization of goodwill amounted to approximately $40,000 for the year ended June 30, 1996.

     (n)  New Accounting Standards

          The Company will adopt SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, in fiscal 1997. The standard defines a fair-value-based method of accounting for employee stock options and other stock-based compensation. The compensation expense arising from this method of accounting can be reflected in the financial statements or, alternatively, the pro forma net income and earnings per share effect of the fair-value-based accounting can be disclosed in the financial footnotes. The Company expects to adopt the disclosure alternative.

(3)  ACQUISITIONS

     (a)  Industrial Systems, Inc. (ISI)

          In May 1995, the Company acquired Industrial Systems, Inc. (ISI), a supplier of open systems Process Information Management (PIM) software for large-scale process manufacturing environments. The Company exchanged 645,188 shares of its common stock for all outstanding shares of ISI common stock. Outstanding ISI options were converted into options to purchase 13,040 shares of the Company's common stock. The acquisition has been accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements of the Company have

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(3)  ACQUISITIONS (Continued)

     (a)  Industrial Systems, Inc. (ISI) (Continued)

          been prepared to give retroactive effect to the combination with ISI.
          The Company incurred approximately $950,000 of expenses related to this acquisition, which was charged to operations in the accompanying fiscal 1995 consolidated statement of operations. Unaudited pro forma condensed statements of operations for the year ended June 30, 1994 is as follows (in thousands):

                             HISTORICAL  HISTORICAL  PRO FORMA
                               ASPEN        ISI      COMBINED

       Year Ended 1994-
          Revenues           $37,230       $7,745     $44,975
                             =======       ======     =======
          Net income         $ 2,538       $1,160     $ 3,698
                             =======       ======     =======

     (b)  Dynamic Matrix Control Corporation (DMCC)

          On January 5, 1996, the Company acquired 80.7% of the outstanding shares of common stock of DMCC, and on February 8, 1996, the Company acquired the remaining 19.3% of DMCC common stock, for an aggregate purchase price of $20,139,000 in cash and the assumption of certain expenses related to the acquisition. DMCC is a supplier of on-line automation and information management software and services to companies in process manufacturing industries.

          For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of DMCC from January 5, 1996 forward are included in the Company's consolidated statements of operations. The fair market value of assets acquired and liabilities assumed was based on an independent appraisal. The portion of the purchase price allocated to in-process research and development represents projects that had not yet reached technological feasibility and had no alternative future uses as of January 5, 1996.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(3)  ACQUISITIONS (Continued)

     (b)  Dynamic Matrix Control Corporation (DMCC) (Continued)

          For financial statement purposes, the purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows
          (in thousands):

                           DESCRIPTION                             AMOUNT         LIFE

             Purchased in-process research and development        $ 9,521                  -
             Existing technology                                    1,740            5 Years
             Other intangibles                                      1,066         5-10 Years
             Building                                                 627           30 Years
             Uncompleted contracts                                    596  Life of contracts
                                                                  -------
                                                                   13,550
             Net book value of tangible assets acquired, less
             liabilities assumed                                    8,080
                                                                  -------
                                                                   21,630
             Less--Deferred taxes                                   1,491
                                                                  -------
                                                                  $20,139
                                                                  =======

          For tax purposes, this acquisition is being accounted for as a purchase, and due to the different basis in assets for book and tax purposes, deferred taxes have been provided for as part of the purchase allocation in accordance with SFAS No. 109.

     (c)  Setpoint, Inc. (Setpoint)

          On February 9, 1996, the Company acquired all of the outstanding shares of Setpoint for an aggregate purchase price of $27,780,000, after final adjustment, in cash and the assumption of certain expenses related to the acquisition. The purchase price was subject to certain downward adjustments based on the net worth of Setpoint as of December 31, 1995. In May 1996, this contingency was resolved resulting in a $400,000 reduction of purchase price. Setpoint supplies on-line automation and information management software and services to companies in process manufacturing industries.

          For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Setpoint from February 9, 1996 forward are included in the Company's consolidated statements of operations. The fair market value of assets acquired and liabilities assumed was based on an independent appraisal. The portion of the purchase price

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(3)  ACQUISITIONS (Continued)

     (c)  Setpoint, Inc. (Setpoint) (Continued)


          allocated to in-process research and development represents projects that had not yet reached technological feasibility and had no alternative future use as of February 9, 1996. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

                       DESCRIPTION                        AMOUNT          LIFE

             Purchased in-process research and
                 development                             $14,900                  -
             Existing technology                           3,308            5 Years
             Other intangibles                             1,709         5-10 Years
             Goodwill                                      1,418           10 Years
             Uncompleted contracts                           504  Life of contracts
                                                         -------
                                                          21,839

             Net book value of tangible assets
             acquired, less liabilities assumed            7,984
                                                         -------
                                                          29,823

             Less--Deferred taxes                          2,043
                                                         -------

                                                         $27,780
                                                         =======

          For tax purposes, this acquisition is being accounted for as a purchase, and due to the different basis in assets for book and tax purposes, deferred taxes have been provided for as part of the purchase allocation in accordance with SFAS No. 109.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(3)  ACQUISITIONS (Continued)

     (d)  Unaudited Pro Forma Combined Results

          The following table represents selected unaudited pro forma combined financial information for the Company, DMCC and Setpoint, assuming the companies had combined at the beginning of fiscal 1995 (in thousands, except per share data):

                                                                    YEARS ENDED JUNE 30,
                                                                    1995(1)     1996(1)

             Pro forma revenue                                    $114,730    $142,668
             Pro forma net income                                    4,243       8,599
             Pro forma net income per common and common
                equivalent share                                  $   0.55    $   0.99
             Pro forma weighted average common and
                common equivalent shares outstanding                 7,781       8,649

               (1) Does not reflect the charge for in-process research and development and nonrecurring acquisition charges.

          Pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the acquisitions been made at the beginning of fiscal 1995 or of future results.

(4)  LINE OF CREDIT

         As of June 30, 1995, the Company maintained a revolving line-of-credit facility with a bank with borrowings limited to the lesser of $10,000,000 or a percentage of qualified accounts and installments receivable, as defined.

         On February 6, 1996, the Company amended the revolving line-of-credit agreement with a bank which raised the borrowing limit from $10,000,000 to $30,000,000, subject to existing limitations. The commitment fee for the unused portion of the revolving line of credit ranges from .25% to .50%, based on the financial position of the Company, as defined, and is payable quarterly. At the Company's election, borrowings can bear interest on the basis of the applicable LIBOR rate, as defined (6.0% as of June 30, 1996), or at the bank's prime rate (8.75% as of June 30,
         1996). The line of credit is secured by a pledge of substantially all of the assets of the Company and its United States subsidiaries. The line is subject to certain covenants, including profitability and operating ratios, as defined. As of June 30, 1996, the Company had an available borrowing base of approximately $28,987,500, none of which was outstanding, and approximately $634,000 was reserved for certain performance bonds relating to service contracts. The line of credit expires on December 31, 1998.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(5)  NOTE PAYABLE

     In connection with the acquisition of Setpoint, the Company assumed approximately $5,200,000 of intercompany debt payable to the former parent of Setpoint. Upon the closing of the acquisition, the Company paid approximately $1,700,000 of this debt and signed a note for the remaining balance of $3,500,000. The note accrues interest at a rate of 6% per year. All principal and accrued interest was payable in one lump sum on November 9, 1996. This obligation was secured by a standby letter of credit for the face amount of the note. This obligation was extinguished on June 27, 1996.

(6)  CAPITAL LEASE OBLIGATIONS

     The Company has numerous capital lease arrangements. These obligations accrue interest at rates ranging from 8.5% to 17.0% and are payable in various monthly installments of principal and interest ranging from $422 to $22,409, expiring on various dates through December 2001.

     Maturities are as follows (in thousands):

                                                   AMOUNT
Year Ending June 30,
   1997                                            $  502
   1998                                               333
   1999                                               198
   2000                                               135
   2001                                               129
   Thereafter                                          62
                                                   ------
                                                    1,359

   Less--Amount representing interest                 228
                                                   ------

                                                   $1,131
                                                   ======

(7)  SUBORDINATED NOTES PAYABLE TO A RELATED PARTY

     As of June 30, 1995, the Company had $4,000,000 outstanding on subordinated notes payable to an outside investor, of which a director of the Company is an officer. The notes were repayable, $2,000,000 on April 30, 1997 and $2,000,000 on April 30, 1998, with interest at 9.6%, payable quarterly.

     On December 1995 and June 1996, the lender exercised 77,500 and 60,000 of warrants, respectively. The total proceeds due to the Company relating to the exercise of the warrants of $550,000 were recognized as a reduction of principal on the notes. The Company paid the remaining balance of $3,450,000 on June 27, 1996.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(8)  PREFERRED STOCK

     The Company's Board of Directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue, from time to time, up to an aggregate of 10,000,000 shares of preferred stock in one or more series. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences and conversion rights, as shall be determined by the Board of Directors in a resolution or resolutions providing for the issuance of such series. Any such series of preferred stock, if so determined by the Board of Directors, may have full voting rights with the common stock or superior or limited voting rights and may be convertible into common stock or another security of the Company.

(9)  COMMON STOCK

     (a)  Stock Offerings

          Effective November 1, 1994, the Company completed its initial public offering of common stock. In this offering, the Company sold 1,500,000 shares of its common stock for net proceeds to the Company of approximately $17.2 million. Upon the closing of the initial public offering, all shares of convertible preferred stock were converted into 2,354,790 shares of common stock.

          On February 14, 1995, the Company completed a public offering, raising net proceeds to the Company of approximately $600,000 from the sale of 50,000 shares of its common stock and the exercise of certain options and warrants.

          On January 10, 1996, the Company completed a private placement of stock relating to the acquisition of DMCC (Note 3(b)). The offering raised net proceeds to the Company of approximately $1,064,000 from the sale of 33,385 shares of common stock.

          On June 20, 1996, the Company completed a public offering, raising net proceeds to the Company of approximately $68,457,000 from the sale of 1,453,910 shares of its common stock.

     (b)  Warrants

          During fiscal 1990, the Company issued warrants to purchase 127,500 shares of common stock to the holder of the subordinated notes payable (see Note 7). In February 1995, warrants to purchase 50,000 shares were exercised and sold as part of the Company's second public offering of stock. The remaining warrants to purchase 77,500 shares of common stock were exercised in

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(9)  COMMON STOCK (Continued)

     (b)  Warrants (Continued)

          December 1995. During 1991, the Company issued an additional warrant to purchase 60,000 shares of common stock to the holder of the subordinated notes payable (see Note 7). These warrants were exercised in June 1996.

          During fiscal 1992, the Company issued warrants to purchase 30,000 shares of common stock to a research consultant at an exercise price of $6.67 per share. In February 1995, warrants to purchase 13,500 shares were exercised and sold as part of the Company's offering of common stock. In 1996, warrants to purchase 575 shares were exercised. The remaining warrants to purchase 15,925 shares of common stock are exercisable through June 30, 2001.

          During fiscal 1993, the Company issued warrants to purchase 6,000 shares of common stock to two research consultants at an exercise price of $5.33 per share. These warrants are exercisable ratably over four years and expire June 10, 1998.

     (c)  Stock Options

          In July 1987 and August 1988, the Company entered into stock option agreements covering 60,000 shares of common stock. The purchase price under the options is $1.87 to $2.10 based on the fair market value of the common stock on the date of grant. In fiscal 1995, options covering 45,000 shares of common stock at $2.10 per share were exercised. As of June 30, 1996, options covering 15,000 shares of common stock at an exercise price of $1.87 had vested but had not been exercised.

          Prior to November 1995, options were granted under the 1988 Nonqualified Stock Option Plan (the 1988 Plan), which provided for the issuance of nonqualified stock options. In November 1995, the Board of Directors approved the establishment of the 1995 Stock Option Plan (the 1995 Plan) and the 1995 Directors Stock Option Plan (the 1995 Directors Plan), which provided for the issuance of incentive stock options and nonqualified options. Under these plans, the Board of Directors may grant stock options to purchase up to an aggregate of 920,000 shares of common stock. Shares available for grant under this plan will be increased on July 1, 1996 and 1997 by an amount equal to 5% of the outstanding shares as of the preceding June 30. As a result of the adoption of the 1995 Plan, no additional options may be granted pursuant to the 1988 Plan. The exercise price of options are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Stock options become exercisable over varying rates and expire no later than 10 years from the date of grant.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(9)  COMMON STOCK (Continued)

     (c)  Stock Options (Continued)

          The following is a summary of stock option activity under the 1988
          Plan, the 1995 Plan and 1995 Director Plan:

                                              NUMBER OF
                                               OPTIONS     PRICE PER SHARE

             Outstanding, June 30, 1993         778,110     $ 2.10-$ 5.33
                Options granted                 239,213       5.33-  6.67
                Options exercised               (24,600)      2.10-  5.33
                Options terminated              (36,285)      2.10-  5.33
                                              ---------     -------------

             Outstanding, June 30, 1994         956,438       2.10-  6.67
                Options granted                 135,000       8.00- 20.50
                Options exercised              (178,684)      2.10-  6.67
                Options terminated              (72,668)      3.67-  6.67
                                              ---------     -------------

             Outstanding, June 30, 1995         840,086       2.10- 20.50
                Options granted                 886,000      26.25-37.125
                Options exercised              (230,057)      2.10- 20.50
                Options terminated              (25,650)      5.33- 20.50
                                              ---------     -------------

             Outstanding, June 30, 1996       1,470,379     $2.10-$37.125
                                              =========     =============

             Exercisable, June 30, 1996         481,495     $2.10-$37.125
                                              =========     =============

          ISI maintained a separate stock option plan (the ISI Plan) under which its Board of Directors was entitled to grant either incentive or nonqualified stock options for a maximum of 98,774 shares of common stock (as converted to reflect the pooling of interests and conversion to options to purchase Aspen common stock) to eligible employees, as defined.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(9)  COMMON STOCK (Continued)

     (c)  Stock Options (Continued)

          Activity under the ISI Plan is as follows:

                                                 NUMBER OF    PRICE PER
                                                  OPTIONS       SHARE

             Outstanding, June 30, 1992 and 1993   59,068     $.51-$1.01
                Granted                             6,519           2.53
                                                  -------     ----------

             Outstanding, June 30, 1994            65,587       .51-2.53
                Exercised                         (52,547)      .51-1.01
                                                  -------     ----------

             Outstanding, June 30, 1995            13,040       .51-2.53
                Exercised                          (6,520)           .51
                                                  -------     ----------

             Outstanding, June 30, 1996             6,520     $     2.53
                                                  =======     ==========

             Exercisable, June 30, 1996             6,520     $     2.53
                                                  =======     ==========

     (d)  Employee Stock Purchase Plans

          In February 1986, the Company's Board of Directors approved the 1986 Employees' Stock Purchase Plan, under which the Board of Directors may grant stock purchase rights for a maximum of 570,000 shares through November 1995. In December 1995, the Company's Board of Directors approved the 1995 Employees' Stock Purchase Plan, under which the Board of Directors may grant stock purchase rights for a maximum of 250,000 shares through November 2005.

          Participants are granted options to purchase shares of common stock on the last business day of each semiannual payment period for 85% of the market price of the common stock on the first and last business day of such payment period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 10% of each eligible employee's compensation. Under the plan, the Company issued 16,963 shares, 34,250 shares and 23,672 shares during fiscal 1994, 1995 and 1996, respectively. As of June 30, 1996, 250,000 shares of common stock were available for future grants under the plan, of which rights to purchase 13,271 shares of common stock were outstanding.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(9)  COMMON STOCK (Continued)

     (d)  Employee Stock Purchase Plans (Continued)

          In September 1992, the Company's Board of Directors approved the establishment of a UK Employees' Stock Purchase Arrangement for all eligible employees, as defined. Under this arrangement, the rights to purchase shares of the Company's common stock are granted at fair market value, as determined by the Board of Directors. The purchase price for these shares is paid through payroll deductions over a six-month period, and the employees are, in turn, paid a cash bonus equal to 15% of the stock price after applicable taxes are withheld. Under this arrangement, the Company issued 1,782 shares and 1,438 shares during fiscal 1995 and 1996, respectively.

     (e)  Stock Dividends

          Effective August 31, 1994, the Board of Directors declared a stock dividend of one share for every two shares of common stock outstanding. All share and per share amounts affected by this stock dividend have been retroactively adjusted for all periods presented.

(10) INCOME TAXES

     The Company accounts for income taxes under the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is measured based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates.

     The provisions for income taxes shown in the accompanying consolidated statements of income comprise the following (in thousands):

                              1994       1995        1996
       Federal-
          Current            $  283     $1,132      $4,512
          Deferred            1,366      1,949        (295)
       State-
          Current                 -          -         892
          Deferred              313        485           -
       Foreign-
          Current               125        159         505
                             ------     ------      ------

                             $2,087     $3,725      $5,614
                             ======     ======      ======


                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(10) INCOME TAXES (Continued)

     The provision for income taxes differs from the federal statutory rate due to the following:


                                                    YEAR ENDED JUNE 30,
                                                1994        1995      1996(1)

       Federal tax at statutory rate            34.0%       34.0%      35.0%
       State income tax, net of federal tax
        benefit                                  4.4         5.3        5.0
       Foreign tax                              (2.9)       (4.1)       2.4
       Tax credits generated                    (0.5)       (2.5)      (8.2)
       Permanent differences, net                0.6         5.6        4.3
       Valuation allowance and other             0.5         2.5        (.7)
                                                ----        ----       ----

                  Provision for income taxes    36.1%       40.8%      37.8%
                                                ====        ====       ====

          (1) Calculated based on pretax income before charge for in-process research and development of $14,850,000.


     The components of the net deferred tax liability recognized in the accompanying consolidated balance sheets are as follows (in thousands):

                                                        JUNE 30,
                                                  1995         1996

       Deferred tax assets                     $  5,285     $  7,418
       Deferred tax liabilities                 (10,941)     (15,189)
                                               --------     --------

                                                 (5,656)      (7,771)

       Valuation allowance                       (1,848)      (1,425)
                                               --------     --------

                                               $ (7,504)    $ (9,196)
                                               ========     ========

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(10) INCOME TAXES (Continued)


     The approximate tax effect of each type of temporary difference and carryforward:

                                                     JUNE 30,
                                                 1995        1996

       Deferred revenue                        $(8,808)    $(6,974)
       Net operating losses                      1,720       1,425
       General business credits                    994           -
       Nondeductible reserves and accruals         758       1,523
       Alternative minimum tax credits             285           -
       Intangible assets                          (554)     (3,819)
       Other temporary differences                 (51)         74
                                               -------     -------
                                               $(5,656)    $(7,771)
                                               =======     =======

     The foreign tax credit and net operating loss carryforwards expire at various dates from 1997 through 2011. Due to the uncertainty surrounding the realization and timing of these tax attributes, the Company has recorded a valuation allowance of approximately $1,848,000 and $1,425,000 as of June 30, 1995 and 1996, respectively, as management has concluded that it is not more likely than not to be fully realized.

     The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of significant changes in ownership, as defined.

(11) OPERATING LEASES

     The Company leases its facilities and various office equipment under noncancelable operating leases with terms in excess of one year. Rent expense charged to operations was approximately $1,705,000, $2,227,000 and $3,346,000 for the years ended June 30, 1994, 1995 and 1996, respectively.
     Future minimum lease payments under these leases as of June 30, 1996 are as follows (in thousands):

                                         AMOUNT
       Year Ending June 30,
          1997                          $ 4,919
          1998                            4,594
          1999                            3,665
          2000                            3,278
          2001                            3,019
          Thereafter                      7,771
                                        -------
                                        $27,246
                                        =======


                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(12) SALE OF INSTALLMENTS RECEIVABLE

     The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for $10,224,000 and $28,895,000 during fiscal 1995 and 1996, respectively. The financial institutions have partial recourse to the Company only upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligation, as defined.

     At June 30, 1996, the balance of the uncollected principal portion of the contracts sold with partial recourse was approximately $42,737,000. The Company's potential recourse obligations related to these contracts is approximately $11,497,000. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

(13) RETIREMENT PLAN

     The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of their compensation, subject to limitation under the Internal Revenue Code, which would otherwise be payable to the participant for any plan year. All participant contributions vest immediately. The Company is not obligated to make contributions to this plan. During 1994, 1995 and 1996, no discretionary contributions were made to this plan.

     The Company does not provide postretirement benefits to any employees as defined under SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.

(14) JOINT VENTURES

     In May 1993, the Company entered into an Equity Joint Venture agreement with China Petrochemical Technology Company to form a limited liability company governed by the laws of the People's Republic of China. This company has the nonexclusive right to distribute the Company's products within the People's Republic of China. The Company invested $300,000 on August 6, 1993, which represents a 30% equity interest in the joint venture.

     In November 1993, the Company invested approximately $100,000 in a Cyprus-based corporate joint venture, representing approximately a 14% equity interest. The Company had a two-year option to purchase additional shares in the joint venture corporation, which would increase its equity interest to 22.5%. In December 1995, the Company exercised its option to acquire these additional shares for approximately $125,000. In connection with this, the Company received a one-year option to purchase additional shares, which would increase its equity interest to approximately 75%.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(14) JOINT VENTURES (Continued)

     The Company is accounting for these investments using the equity method. The net investments are included in other assets in the accompanying consolidated balance sheets. In the accompanying consolidated statements of operations for the years ended June 30, 1995 and 1996, the Company has recognized approximately $22,000 and $10,000, respectively, in net income as its portion of the income from these joint ventures.

(15) ACCRUED EXPENSES

     Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

                                                    JUNE 30,
                                               1995        1996

       Payroll and payroll-related            $2,901     $ 4,743
       Royalties and outside commissions       1,442       4,149
       Other                                   1,741       7,120
                                              ------     -------

                                              $6,084     $16,012
                                              ======     =======

(16) RELATED PARTY TRANSACTIONS

     KPM Enterprises (KPME), a company of which Kenneth P. Morse, a former director of the Company, is the sole proprietor, was engaged by the Company as a marketing consultant from 1986 to 1992 to assist the Company in marketing its products in Japan. KPME was compensated on an incentive basis as a percentage of the revenue generated by the Company from KPME's efforts. Payments are made to KPME as the customer pays the Company. In fiscal 1994, 1995 and 1996, payments of $326,000, $68,000 and $25,502, respectively, were made by the Company to KPME as compensation for services rendered prior to the expiration of KPME's consulting arrangement with the Company.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)


(17) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

     Domestic and export sales as a percentage of total revenues are as follows:

                             YEAR ENDED JUNE 30,
                            1994      1995    1996

       United States        43.2%     48.1%   54.6%
       Europe               34.8      30.6    26.7
       Japan                12.3      12.3     9.6
       Other                 9.7       9.0     9.1
                           -----     -----   -----

                           100.0%    100.0%  100.0%
                           =====     =====   =====


     Revenues, income (loss) from operations and identifiable assets for the Company's United States, European and Asian operations are as follows (in thousands). The Company has intercompany distribution arrangements with its subsidiaries. The basis for these arrangements, disclosed below as transfers between geographic locations, is cost plus a specified percentage for services and a commission rate for sales generated in the geographic region.

                                         UNITED
                                         STATES   EUROPE      ASIA  ELIMINATIONS CONSOLIDATED

       Year Ended June 30, 1994-
          Revenues                       $44,022  $   953   $    -    $      -    $44,975
          Transfers between
             geographic locations          3,390    7,667    3,732     (14,789)         -
                                         -------  -------   ------    ---------   -------
                  Total revenues         $47,412  $ 8,620   $3,732    $(14,789)   $44,975
                                         =======  =======   ======    ========    =======
       Income from operations            $ 3,962  $   652   $    6    $      -    $ 4,620
                                         =======  =======   ======    ========    =======
       Identifiable assets               $39,308  $ 2,386   $   99    $    216    $42,009
                                         =======  =======   ======    ========    =======
       Year Ended June 30, 1995-
          Revenues                       $56,951  $   547   $    -    $      -    $57,498
          Transfers between
             geographic locations              -   10,912    4,463     (15,375)         -
                                         -------  -------   ------    --------    -------
                  Total revenues         $56,951  $11,459   $4,463    $(15,375)   $57,498
                                         =======  =======   ======    ========    =======
       Income from operations            $ 5,126  $ 1,112   $  313    $      -    $ 6,551
                                         =======  =======   ======    ========    =======
       Identifiable assets               $71,143  $ 4,087   $  416    $     51    $75,697
                                         =======  =======   ======    ========    =======


                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                  (Continued)



(17)     FINANCIAL INFORMATION BY GEOGRAPHIC AREA (Continued)


                                         UNITED
                                         STATES    EUROPE      ASIA  ELIMINATIONS CONSOLIDATED

       Year Ended June 30, 1996-
          Revenues                       $100,958  $ 2,643    $    8   $      -    $    103,609
          Transfers between
             geographic locations               -   13,474     4,645    (18,119)              -
                                         --------  -------    -------  --------    ------------
                  Total revenues         $100,958  $16,117    $4,653   $(18,119)   $    103,609
                                         ========  =======    ======   ========    ============
       Income (loss) from operations     $(11,449) $  (267)   $   15   $      -    $    (11,701)
                                         ========  =======    ======   ========    ============
       Identifiable assets               $183,550  $11,172    $  414   $(45,948)   $    149,188
                                         ========  =======    ======   ========    ============


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Aspen Technology, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Aspen Technology, Inc. and subsidiaries, included in this Form 10-K, and have issued our report thereon dated August 13, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 16(b) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Boston, Massachusetts
August 13, 1996

                                                                     SCHEDULE II

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE,   CHARGED TO                          BALANCE,
                                       BEGINNING  COSTS AND                             END
             DESCRIPTION               OF PERIOD  EXPENSES   DEDUCTIONS  OTHER(1)    OF PERIOD

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

   June 30, 1994                       $40,000    $ 60,000    $(16,000)  $     -    $ 84,000

   June 30, 1995                        84,000           -          -          -      84,000

   June 30, 1996                        84,000     200,000     (2,315)   449,000     730,685



(1)  Relates to amounts acquired in the acquisitions of Setpoint and DMCC.