Form 10-Q
period 1996-09-30
ASPEN TECHNOLOGY INC /MA/
filed 1996-11-14
CIK 929940

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarter ended September 30, 1996.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.


Commission File Number:

                             ASPEN TECHNOLOGY, INC.
             (exact name of registrant as specified in its charter)

Massachusetts                               04-2739697
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Ten Canal Park, Cambridge, Massachusetts, 02141
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:    (617)577-0100

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distrifbution of securities under a plan confirmed by a court.

                          Yes   X    No
                              -----     -----

As of November 8, 1996, there were 9,729,730 shares of the Registrant's common stock (par value $.10 per share) outstanding.

                             ASPEN TECHNOLOGY, INC.

                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets as of September 30, 1996
         and June 30, 1996                                                   3

         Consolidated Condensed Statements of Income for the Three Month
         Periods Ended September 30, 1996 and 1995                           4

         Consolidated Condensed Statements of Cash Flows for the Three
         Month Periods Ended September 30, 1996 and 1995                     5

         Notes to Consolidated Condensed Financial Statements                6

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                            10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15
Item 5.  Other Information                                                  15
Item 6.  Exhibits and Reports on Form 8-K                                   15

                             ASPEN TECHNOLOGY, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Unaudited and in thousands)
                                                         9/30/96        6/30/96
                                                         -------        -------
CURRENT ASSETS:
Cash and cash equivalents                               $ 13,050       $  9,005
Short-term investments                                    33,086         42,078
Accounts receivable, net and unbilled services            47,149         45,640
Current portion of long-term
   installments receivable, net                           10,690         12,068
Prepaid expenses and other current assets                  3,399          3,318
                                                        --------       --------
   Total current assets                                  107,374        112,109

Long-term installments receivable, net                    17,185         17,708
Equipment and leasehold
   improvements, at cost                                  32,803         28,764
Accumulated depreciation                                 (13,445)       (11,949)
                                                        --------       --------
                                                          19,358         16,815
Computer software development
   costs, net                                              1,918          1,817
Intangible assets, net                                     8,539          9,129
Other assets                                               2,789          2,589
                                                        --------       --------
                                                        $157,163       $160,167
                                                        ========       ========

CURRENT LIABILITIES:
Current portion of long-term debt                       $    290       $    425
Accounts payable and accrued expenses                     19,410         22,049
Unearned revenue                                           6,596          8,967
Deferred revenue                                           8,811          8,953
Deferred income taxes                                      2,798          2,798
                                                        --------       --------
   Total current liabilities                              37,905         43,192

Long-term debt, less current maturities                      679            706
Deferred revenue, less current portion                     8,514          8,279
Other liabilities                                          1,391          1,757
Deferred income taxes                                      6,398          6,398

STOCKHOLDERS' EQUITY:
Common stock                                                 977            969
Additional paid-in capital                               111,828        110,826
Accumulated deficit                                       (9,685)       (11,094)
Cumulative translation adjustment                           (340)          (362)
Unrealized market loss on investments                         (2)            (2)
Treasury stock, at cost                                     (502)          (502)
                                                        --------       --------
   Total Stockholders' Equity                            102,276         99,835
                                                        --------       --------
                                                        $157,163       $160,167
                                                        ========       ========


                             ASPEN TECHNOLOGY, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        (Unaudited and in thousands, except Share and per Share amounts)

                                                        THREE MONTHS ENDED

                                                      9/30/96         9/30/95
                                                    -----------      ----------
REVENUES:
      Software licenses                             $    16,131      $    9,927
      Services and other                                 18,737           3,342
                                                    -----------      ----------
                                                         34,868          13,269
                                                    -----------      ----------

EXPENSES:
      Cost of software licenses                             816             591
      Cost of maintenance and other services             11,129           1,847
      Selling and marketing                              11,286           6,033
      Research and development                            6,964           3,457
      General and administrative                          3,721           1,288
                                                    -----------      ----------
        Total costs and expenses                         33,916          13,216

        Income from operations                              952              53

      Other expense, net                                    (22)            (56)
      Interest income, net                                1,345             870
                                                    -----------      ----------
        Income before provision for
          income taxes                                    2,275             867

      Provision for income taxes                           (865)           (329)
                                                    -----------      ----------
        NET INCOME                                  $     1,410      $      538
                                                    ===========      ==========

      Net income per common and
        common equivalent share                     $      0.14      $     0.06
                                                    ===========      ==========

      Weighted average number of common and
        common equivalent shares outstanding         10,307,238       8,476,811
                                                    ===========      ==========


                             ASPEN TECHNOLOGY, INC.

                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited and in thousands)
                                                                        THREE MONTHS ENDED
                                                                       9/30/96      9/30/95
                                                                       -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      NET INCOME                                                       $ 1,410       $  538

      Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:

      Depreciation and amortization                                      2,288          687
      Deferred income taxes                                                 --         (121)
      Decrease (increase) in accounts receivable                        (1,508)         907
      Decrease in installments receivable                                1,902        3,933
      Increase in prepaid expenses
        and other current assets                                           (82)         (18)
      Decrease in accounts payable
        and accrued expenses                                            (2,640)      (1,693)
      Increase (decrease) in unearned revenue                           (4,658)         235
      Increase in deferred revenue                                       2,380          291
                                                                       -------       ------

      Net cash provided by (used in) operating activities                 (908)       4,759
                                                                       -------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment and leasehold
        improvements                                                    (4,038)        (533)
      Sale (purchase) of investment securities                           8,992         (240)
      (Increase) decrease in other long-term assets                       (200)          33
      Increase in computer software development costs                     (305)        (295)
      Increase (decrease) in other long-term liabilities                  (366)          45
                                                                       -------       ------

      Net cash provided by (used in) investing activities                4,083         (990)
                                                                       -------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock under employee stock purchase plans         381          170
      Exercise of stock options                                            629          124
      Payments of long-term debt and capital lease obligations            (161)        (124)
                                                                       -------       ------

      Net cash provided by financing activities                            849          170
                                                                       -------       ------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                    21           (4)
                                                                       -------       ------

INCREASE IN CASH AND CASH EQUIVALENTS                                    4,045        3,935

CASH AND CASH EQUIVALENTS, beginning of period                           9,005        4,189
                                                                       -------       ------

CASH AND CASH EQUIVALENTS, end of period                               $13,050       $8,124
                                                                       =======       ======

                             ASPEN TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     In the opinion of management, the accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of all normal recurring adjustments, necessary for a fair presentation. The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1996, which are contained in the Company's Form 10-K, as previously filed with the Securities and Exchange Commission.

2.   Accounting Policies
     -------------------

     (a) Revenue Recognition

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

                             ASPEN TECHNOLOGY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


     Services that have been performed but for which billings have not been made are recorded as unbilled services, and billings that have been recorded before the services have been performed are recorded as unearned revenue in the accompanying consolidated balance sheets.

     Installments receivable represent the present value of future payments related to the financing of noncancelable term license agreements that provide for payment in installments over a one- to five-year period. A portion of the revenue from each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of income. The interest rates in effect for the three months ended September 30, 1995 and 1996 were 12% and 11%, respectively.

     (b) Computer Software Development Costs

     In compliance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Amortization of capitalized computer software development costs is included in cost of software licenses and is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or
     (b) the straight-line method over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations in the three month periods ended September 1996 and 1995 was $203,000 and $153,000, respectively.

     (c) Net Income Per Share

     Net income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period, assuming conversion of all classes of convertible preferred stock into common stock.

                             ASPEN TECHNOLOGY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


     (c) Net Income Per Share (Continued)

     Fully diluted earnings per common share are not presented as they are not materially different from primary earnings per share. Dilutive common equivalent shares consist of stock options and stock warrants (using the treasury stock method).

     (d) Investments

     The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders equity. Investments held as of September 30, 1996 consist of $2,838,000 in money market accounts and $30,248,000 in commercial paper that matures in less than three months.

3.   Sale of Installments Receivable
     -------------------------------

     The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for approximately $6.5 million during the three month period ended September 30, 1996. The financial institutions have partial recourse to the Company only upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligations, as defined.

                             ASPEN TECHNOLOGY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


3.   Sale of Installments Receivable (Continued)
     -------------------------------

     At September 30, 1996, the balance of the uncollected principal portion of all contracts sold was $48.7 million. The Company's potential recourse obligation related to these contracts is approximately $11.5 million at September 30, 1996. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

4.   Subsequent Events
     -----------------

     On October 1, 1996 the Company acquired 100% of the outstanding shares of common stock of B-JAC International, Inc. ("B-JAC"), a major supplier of detailed heat exchanger modeling software. The Company exchanged 52,081 shares of its common stock valued at $3.4 million for all outstanding shares of B-JAC common stock. This acquisition will be accounted for as a pooling-of-interests. This transaction is immaterial to the Company's financial position and results of operations and, accordingly, the net effect will be recorded as of October 1, 1996.

     On October 7, 1996 the Company acquired the assets of the Process Control Division of Cambridge Control Limited ("the Cambridge Control Division") for $1.9 million, plus $225,000 in acquisition related costs. The Cambridge Control Division specializes in advanced process control solutions, specifically aimed towards process manufacturing controls applications for the refining, petrochemical and pulp and paper industries. This acquisition will be accounted for as a purchase with the fair value of assets purchased as of October 7, 1996 including operations of the Cambridge Control Division from that point forward. The value of the assets to be recorded will be based on an independent appraisal which includes a portion of the purchase price allocated to in-process research and development projects. Such in-process research and development projects had not reached technological feasibility and had no alternative future use. As a result, the Company will recognize a one-time charge of approximately $750,000 in the second quarter of fiscal 1997.

                             ASPEN TECHNOLOGY, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The Company acquired Dynamic Matrix Control Corporation ("DMCC") and Setpoint, Inc. ("Setpoint") in the third quarter of fiscal 1996 in purchase transactions and has subsequently taken steps to integrate the operations and reorganize the operations of Aspen Technology, Inc. (the "Company" or "AspenTech") and its new subsidiaries. As a result of these acquisitions, the Company's operating results for the three months ended September 30, 1996 and 1995 are not directly comparable.

Revenues are derived from software licenses and services. Total revenues for the three months ended September 30, 1996 were $34.9 million, an increase of 162.8% from $13.3 million in the comparable period of fiscal 1996.

Software license revenues represented 46.3% and 74.8% of total revenues for the three months ended September 30, 1996 and 1995, respectively. Revenues from software licenses for the three months ended September 30, 1996 were $16.1 million, an increase of 62.5% from $9.9 million in the comparable period in fiscal 1996. The growth in software license revenues was attributable both to internal growth in existing operations and to additional licenses entered into by the acquired subsidiaries. The internal growth in software license revenues was attributable to renewals of software licenses covering existing users, the expansion of existing customer relationships through licenses covering additional users, additional software products, and, to a lesser extent, to the addition of new customers. The decrease in software license revenues as a percentage of total revenues was attributable to the growth in service revenues resulting from AspenTech's acquisition of DMCC and Setpoint.

Total revenues from customers outside the United States were $21.0 million or 60.3% of total revenues for the three months ended September 30, 1996, as compared to $5.3 million or 49.0% of total revenues for the comparable period in fiscal 1995.

The geographical mix of revenues can vary from quarter to quarter, however for fiscal 1997, the overall mix of revenues from customers outside the United States is expected to be relatively consistent with the prior year.

Revenues from services and other consist of consulting services, post contract support on software licenses, training and sales of documentation. Since the acquisitions of DMCC and Setpoint, the Company has generated a significantly greater amount of consulting revenues from services for the analysis, design and automation of process manufacturing plants. As a result, revenues from services and other for the three months ended September 30, 1996 increased 460.7% to $18.7 million from $3.3 million in the comparable period in fiscal 1996.

Neither the Company's joint venture and similar activities nor any discounting or similar activities has historically had a material effect on the Company's revenues.

Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. Cost of software licenses for the three months ended September 30, 1996 were $0.8 million, an increase of 38.1% from $0.6 million in the comparable period in fiscal 1996. Cost of software licenses as a percentage of revenues from software licenses was 5.1% for the three months ended September 30, 1996 as compared to 6.0% in the comparable period in fiscal 1996. The decrease is due to the spreading of fixed production and delivery costs over a larger revenue base and to the generation of a greater portion of sales having minimal third party royalty costs.

Cost of services and other consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the cost of manuals sold separately. Cost of services and other for the three months ended September 30, 1996 were $11.1 million, an increase of 502.5% from the comparable period in fiscal 1996. Cost of services and other as a percentage of services revenues increased to 59.4% in the three months ended September 30, 1996 from 55.3% in the comparable period of fiscal 1996. This percentage increase reflected a change in the mix of services provided by the Company, primarily as a result of the acquisitions of DMCC and Setpoint.

Selling and marketing expenses for the three months ended September 30, 1996 increased 87.1% to $11.3 million from $6.0 million in the comparable period in fiscal 1996 while decreasing as a percentage of total revenues to 32.4% from 45.5%. The percentage decrease in costs reflects the lower level of sales and marketing activities historically supported by DMCC and Setpoint, as well as the Company's leveraging of its existing worldwide sales and technical sales force to market the software products and services of the newly acquired companies.

The Company continues to invest in sales personnel and regional sales offices to improve the Company's geographic proximity to its customers, to maximize the penetration of existing accounts and to add new customers.

Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct the Company's product development efforts. Capitalized research and development costs are amortized over three years. Research and development expenses during the three months ended September 30, 1996 were $7.0 million, an increase of 101.4% from $3.5 million in the comparable fiscal 1996 period. The increase in costs reflects continued investment in the development of the Company's core modeling products and a common software architecture encompassing the Company's expanded family of software products, as well as a reduction in the amount of research and development capitalized during the period. The Company capitalized 5.6% of its total research and development costs during the three months ended September 30, 1996 as compared to 8.0% in the comparable period of fiscal 1996.

General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees and amortization of certain intangibles. General and administrative expenses for the three months ended September 30, 1996 were $3.7 million, an increase of 188.9% from $1.3 million in the comparable period of 1996, and increased as a percentage of total revenues to 10.7% from 9.7%. The dollar increase principally reflected the growth in the scale and scope of the Company's operations.

Interest income is generated from the sale of software pursuant to installment contracts for off-line modeling software and the investment of excess cash in short-term investments. Under these contracts, the Company offers customers the option to make annual payments for term licenses instead of a single license fee payment at the beginning of the license term. A substantial majority of the off-line modeling customers elect to license these products through installment contracts.

The Company believes this election is made principally because the customers prefer to pay for the Company's off-line modeling products out of their operating budgets, rather than out of their capital budgets. Included in the annual payments is an implicit interest charge based upon the interest rate established by the Company at the time of the license. The Company sells a portion of the installment contracts to unrelated financial institutions. The interest earned by the Company on the installment contract portfolio in any one year is the result of the implicit interest established by the Company on installment contracts and the size of the contract portfolio. Interest income for the three months ended September 30, 1996 was $1.4 million, an increase of 35.5% from $1.0 million, in the comparable fiscal 1996 period. Interest income increased primarily as a result of the investment of the net proceeds of the Company's secondary offering which was completed in June, 1996.

Interest expense is generated from interest charged on the Company's bank line of credit, subordinated notes payable and capital lease obligations. Interest expense for the three months ended September 30, 1996 was $0.06 million, as compared to $0.2 million in the same period in fiscal 1996. This decrease reflects the lower level of borrowings as a result of using the proceeds of the Company's secondary offering to retire borrowings under the line of credit and the subordinated notes payable.

The effective tax rate remained the same for the three months ended September 30, 1996 at 38.0% of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 1996, the Company's cash and cash equivalents balance increased by $4.0 million. Operations utilized $0.9 million of cash during this period primarily related to decreases in accounts payable and accrued expenses and unearned revenue, offset in part by net income and depreciation and amortization.

In recent years, the Company has had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation ("GECC") and Sanwa Business Credit Corporation ("SBCC"). During the three months ended September 30, 1996, installment contracts decreased by $1.9 million to $27.9 million, net of $6.5 million of installment contracts sold to GECC and SBCC. The Company's arrangements with the two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At September 30, 1996, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $48.7 million, for which the Company has a partial recourse obligation of $11.5 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

The Company maintains a $30.0 million bank line of credit, expiring December 31, 1998, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate of (8.25% at September 30, 1996) equal to the bank's prime rate plus a specified margin or, at the Company's option, a rate (5.375% at September 30, 1996) equal to a defined LIBOR rate plus a specified margin. The bank line of credit is secured by a pledge of substantially all of the assets of the Company and its United States subsidiaries. The line of credit agreement requires the Company to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net income before taxes and of the ratio of current assets to current liabilities. As of September 30, 1996, there were no outstanding borrowings under the line of credit.

                             ASPEN TECHNOLOGY, INC.

                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings
              The Company is not a party to any pending material proceedings.

Item 5. Other Information
              None

Item 6. Exhibits and Reports on Form 8-K

              (a) Exhibits
                  None

              (b) Reports on Form 8-K
                  None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ASPEN TECHNOLOGY, INC.



Date: November 12, 1996 by:               /s/ Mary A. Palermo
                                          -------------------------
                                          Mary A. Palermo
                                          Executive Vice President
                                          Chief Financial Officer