Form 10-Q
period 1996-12-31
ASPEN TECHNOLOGY INC /MA/
filed 1997-02-14
CIK 929940

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended December 31, 1996.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.


Commission File Number:

                             ASPEN TECHNOLOGY, INC.
             (exact name of registrant as specified in its charter)

Massachusetts                               04-2739697
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

Ten Canal Park, Cambridge, Massachusetts, 02141
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (617) 577-0100

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                     Yes     X        No
                                                            ---           ---

As of January 29, 1997, there were 9,847,459 shares of the Registrant's common stock (par value $.10 per share) outstanding.

                             ASPEN TECHNOLOGY, INC.

                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX


PART I.   FINANCIAL INFORMATION                                      PAGE

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets
          as of December 31, 1996 and June 30, 1996                   3

          Consolidated Condensed Statements of
          Income (Loss) for the Three and Six Month Periods
          Ended December 31, 1996 and 1995                            4

          Consolidated Condensed Statements of Cash Flows
          for the Six Month Periods Ended
          December 31, 1996 and 1995                                  5

          Notes to Consolidated Condensed Financial Statements        6

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                          10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                           14
Item 5.   Other Information                                           14
Item 6.   Exhibits and Reports on Form 8-K                            14


                             ASPEN TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Unaudited and in thousands)



                                            12/31/96    6/30/96
                                            --------    -------

CURRENT ASSETS:
Cash and cash equivalents                  $  6,241   $  9,005
Short-term investments                       29,032     42,078
Accounts receivable, net                     53,735     45,640
Current portion of long-term
   installments receivable, net              10,060     12,068
Prepaid expenses and other current assets     4,338      3,318
                                           --------   --------
   Total current assets                     103,406    112,109

Long-term installments receivable, net       19,865     17,708
Equipment and leasehold
   improvements, at cost                     38,398     28,764
Accumulated depreciation                    (15,645)   (11,949)
                                           --------   --------
                                             22,753     16,815
Computer software development
   costs, net                                 2,210      1,817
Intangible assets, net                       13,972      9,129
Other assets                                  3,003      2,589
                                           --------   --------
                                           $165,209   $160,167
                                           ========   ========



CURRENT LIABILITIES:
Current portion of long-term debt          $    408   $    425
Accounts payable and accrued expenses        21,970     22,049
Unearned revenue                              7,584      8,967
Deferred revenue                              9,215      8,953
Deferred income taxes                         2,988      2,798
                                           --------   --------
   Total current liabilities                 42,165     43,192

Long-term debt, less current maturities         619        706
Deferred revenue, less current portion        8,780      8,279
Other liabilities                             1,169      1,757
Deferred income taxes                         4,698      6,398

STOCKHOLDERS' EQUITY:
Common stock                                    995        969
Additional paid-in capital                  118,548    110,826
Retained earnings                           (11,131)   (11,094)
Cumulative translation adjustment              (128)      (362)
Unrealized market loss on investments            (4)        (2)
Treasury stock, at cost                        (502)      (502)
                                           --------   --------
   Total Stockholders' Equity               107,778     99,835
                                           --------   --------
                                           $165,209   $160,167
                                           ========   ========


                             ASPEN TECHNOLOGY, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
        (Unaudited and in thousands, except Share and per Share amounts)

                                                 THREE MONTHS ENDED         SIX MONTHS END

                                                12/31/96    12/31/95     12/31/96     12/31/95
                                              ----------   ----------   ----------   ----------

REVENUES:
      Software licenses                       $   23,928   $   13,980   $   40,059   $   23,907
      Services and other                          20,273        3,960       39,010        7,302
                                              ----------   ----------   ----------   ----------
                                                  44,201       17,940       79,069       31,209
                                              ----------   ----------   ----------   ----------

EXPENSES:
      Cost of software licenses                    1,268          972        2,084        1,563
      Cost of services and other                  11,984        2,140       23,113        3,987
      Selling and marketing                       12,953        7,071       24,239       13,104
      Research and development                     7,141        3,731       14,105        7,188
      General and administrative                   3,959        1,375        7,680        2,663
      Charge for in-process research
       and development                             8,664         --          8,664         --
                                              ----------   ----------   ----------   ----------
        Total costs and expenses                  45,969       15,289       79,885       28,505

        Income (loss) from operations             (1,768)       2,651         (816)       2,704

      Other expense, net                             (88)         (17)        (110)         (73)
      Interest income, net                         1,236          877        2,581        1,747
                                              ----------   ----------   ----------   ----------
        Income (loss) before provision for
          income taxes                              (620)       3,511        1,655        4,378

      Provision for income taxes                   1,341        1,349        2,206        1,678
                                              ----------   ----------   ----------   ----------
        NET INCOME (LOSS)                     $   (1,961)  $    2,162   $     (551)  $    2,700
                                              ==========   ==========   ==========   ==========

      Net income (loss) per common and
        common equivalent share               $    (0.20)  $     0.25   $    (0.06)  $     0.32
                                              ==========   ==========   ==========   ==========

      Weighted average number of common and
        common equivalent shares outstanding   9,764,602    8,529,545    9,693,286    8,507,247
                                              ==========   ==========   ==========   ==========


                             ASPEN TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)


                                                                                       SIX MONTHS ENDED
                                                                                      12/31/96   12/31/95
                                                                                      --------   -------

CASH FLOWS FROM OPERATING ACTIVITIES:
      NET INCOME (LOSS)                                                               $  (551)    $2,700

      Adjustments to reconcile net income (loss) to net cash provided by operating activities:

      Depreciation and amortization                                                     4,884       1,454
      Charge for in-process research and development                                    8,664        --
      Deferred income taxes                                                              --           634
      Increase in accounts receivable                                                  (6,096)     (4,485)
      Decrease (increase) in installments receivable                                     (149)      7,731
      Decrease (increase) in prepaid expenses
        and other current assets                                                       (1,737)         94
      Decrease in accounts payable
        and accrued expenses                                                           (3,136)     (1,582)
      Decrease in unearned revenue                                                     (4,127)       (196)
      Increase in deferred revenue                                                      2,763         959
                                                                                      -------     -------

      Net cash provided by operating activities                                           515       7,309
                                                                                      -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment and leasehold
        improvements                                                                   (9,148)     (1,681)
      Sale (purchase) of investment securities                                         13,044        (371)
      (Increase) decrease in other long-term assets                                      (427)        156
      Increase in computer software development costs                                    (854)       (510)
      Decrease in other long-term liabilities                                          (2,289)        (47)
      Cash used in the purchase of business, net of cash acquired                      (5,307)       --
                                                                                      -------     -------

      Net cash used in investing activities                                            (4,981)     (2,453)
                                                                                      -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock under employee stock purchase plans                        381        --
      Exercise of stock options                                                         1,381         763
      Payments of long-term debt and capital lease obligations                           (293)       (530)
                                                                                      -------     -------

      Net cash provided by financing activities                                         1,469         233
                                                                                      -------     -------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                  233          (8)
                                                                                      -------     -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (2,764)      5,081

CASH AND CASH EQUIVALENTS, beginning of period                                          9,005       4,189
                                                                                      -------     -------

CASH AND CASH EQUIVALENTS, end of period                                              $ 6,241     $ 9,270
                                                                                      =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS RELATED TO ACQUISITIONS:
      During the six months ended December 31, 1996 the Company acquired certain companies as described in Note 4
      These acquisitions are summarized as follows-
                  Fair value of assets acquired, excluding cash                       $15,982     $   --
                  Issuance of common stock related to acquisitions                     (6,496)        --
                  Payments in connection with the acquisitions, net of cash acqiured   (5,307)        --
                                                                                      -------     --------

                              Liabilities assumed                                     $ 4,179     $   --
                                                                                      =======     ========

                             ASPEN TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)


1.       Basis of Presentation
         ---------------------

         In the opinion of management, the accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1996, which are contained in the Company's Form 10-K, as previously filed with the Securities and Exchange Commission.

2.       Accounting Policies
         -------------------

         (a)      Revenue Recognition

         The Company recognizes revenue from software licenses upon the shipment of its products, pursuant to a signed noncancelable license agreement. In the case of license renewals, revenue is recognized upon execution of the renewal license agreement. The Company has no significant vendor obligations or collectibility risk associated with its product sales. The Company recognizes revenue from postcontract customer support ratably over the period of the postcontract arrangement. The Company accounts for insignificant vendor obligations by deferring a portion of the revenue and recognizing it either ratably as the obligations are fulfilled or when the related services are performed. If significant application development services are performed in connection with the purchase of a license, the license fees are recognized as the application development services are performed.

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

         Installments receivable represent the present value of future payments related to the financing of noncancelable term license agreements that provide for payment in installments over a one- to five-year period. A portion of the revenue from each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of income loss. The interest rates in effect for the three and six months ended December 31, 1995 were 12% and for the three and six months ended December 31, 1996 were 11% to 8.5%.

         (b)   Computer Software Development Costs

         In compliance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility and ends upon market introduction. Amortization of capitalized computer software development costs is included in cost of revenues and is provided on a product-by-product basis at the greater of the amount computed using
         (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations in the three and six month periods ended December 1996 was $203,000 and $460,000, as compared to $186,000 and $335,000 for the three and six month periods ended December 1995.

         (c)   Net Income (loss) Per Share

         Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Fully diluted earnings per common share are not presented as they are not materially different from primary earnings per share. Dilutive common equivalent shares consist of stock options and stock warrants (using the treasury stock method). For the three and six months ended December 31, 1996, common equivalent shares have not been included as their effect would be antidilutive.

        (d)      Investments

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective July 1, 1994. The adoption of SFAS No. 115 had no material effect on the Company's financial position or results of operations.

         Under SFAS No. 115, securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders' equity. Investments held as of December 31, 1996 consist of $3,113,000 in money market accounts, $5,927,000 in commercial paper that matures in less than three months and $19,992,000 in municipal bonds.


3.       Sale of Installments Receivable
         -------------------------------

         The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for approximately $9.2 million and $15.7 million during the three and six month periods ended December 31, 1996. The financial institutions have partial recourse to the Company only upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligations, as defined.

         At December 31, 1996, the balance of the uncollected principal portion of all contracts sold was $56.6 million. The Company's potential recourse obligation related to these contracts is approximately $8.0 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

 4.   Acquisitions
      ------------

         (a)      B-JAC International, Inc. ("B-JAC")

         On October 1, 1996, the Company acquired 100% of the outstanding shares of common stock of B-JAC, a major supplier of detailed heat exchanger modeling software. The company exchanged 52,081 shares of its common stock valued at $3.4 million for all outstanding shares of B-JAC common stock. The acquisition has been accounted for as a pooling-of-interests. This transaction is immaterial to the Company's financial position and results of operations and, accordingly the historical financial statements have not been restated.

      ------------
         (b)      Process Control Division of Cambridge Control Limited

         On October 7, 1996, the Company acquired the Process Control Division of Cambridge Control Limited ("the Cambridge Control Division") for $1.9 million, plus $225,000 in related costs. The Cambridge Control Division specializes in advanced process control solutions, specifically aimed towards process manufacturing controls applications for the refining, petrochemical and pulp and paper industries. This acquisition was accounted for as a purchase. The portion of the purchase price allocated to in-process research and development was based on an independent appraisal. Such in-process research and development projects had not reached technological feasibility and had no alternative future use. As a result, the Company recognized a one-time charge of $764,000 during the quarter ended December 31, 1996. The remainder of the purchase price has been allocated to various assets based on their fair values.

          (c) Bechtel Corporation PIMS (Process Industries Modeling System) and Basil Joffe Associates, Inc.

         On December 31, 1996, the Company acquired the assets of Bechtel's PIMS (Process Industries Modeling System) business for approximately $4.3 million in cash and an additional $2.1 million in assumed liabilities and acquisition-related costs. On the same date, the Company acquired all the outstanding shares of the related software development organization, Basil Joffe Associates, Inc. for approximately 78,000 shares of its common stock. The proprietary PIMS software developed and sold by these businesses is used by companies in process industries for economic planning and scheduling based on large linear programming models. The acquisition of these two businesses has been accounted for as a purchase. The portion of the purchase price allocated to in-process research and development was based on an independent appraisal. Such in-process research and development projects had not reached technological feasibility and had no alternative future use. As a result, the Company recognized a one-time charge of approximately $7.9 million during the quarter ended December 31, 1996. The remainder of the purchase price has been allocated to various assets based on their fair values.

         The Proforma effect of all of these acquisitions is immaterial to the historical financial statements, accordingly it has not been presented.

                             ASPEN TECHNOLOGY, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS


RESULTS OF OPERATIONS

The Company acquired Dynamic Matrix Control Corporation ("DMCC") and Setpoint, Inc. ("Setpoint") in the third quarter of fiscal 1996 in purchase transactions and has subsequently taken steps to integrate the operations and reorganize the operations of Aspen Technology, Inc. (the "Company" or "AspenTech") and its new subsidiaries. As a result of these acquisitions, the Company's operating results for the three and six months ended December 31, 1996 and 1995 are not directly comparable.

Revenues are derived from software licenses and maintenance and other services. Total revenues for the three and six months ended December 31, 1996 were $44.2 and $79.1 million, an increase of 146.4% and 153.3%, respectively from $17.9 and $31.2 million in the comparable periods of fiscal 1996. Software license revenues represented 54.1% and 50.7% of total revenues for the three and six months ended December 31, 1996, respectively, as compared to 77.9% and 76.6% in the comparable periods of fiscal 1996. Revenues from software licenses for the three and six months ended December 31, 1996 were $23.9 and $40.1 million, an increase of 71.2% and 67.6%, respectively, from $14.0 and $23.9 million in the comparable periods of fiscal 1996. The growth in software license revenues was attributable both to internal growth in existing operations and to additional licenses entered into by the acquired subsidiaries. The internal growth in software license revenues was attributable to renewals of software licenses covering existing users, the expansion of existing customer relationships through licenses covering additional users, additional software products, and, to a lesser extent, to the addition of new customers. The decrease in software license revenues as a percentage of total revenues was attributable to the growth in service revenues resulting from AspenTech's acquisition of DMCC and Setpoint.

Total revenues from customers outside the United States were $24.3 and $45.3 million or 55.0% and 57.3% of total revenues for the three and six months ended December 31, 1996, respectively, as compared to $8.8 and $15.2 million or 49.3% and 49% of total revenues for the comparable periods in fiscal 1996. The geographical mix of software license revenues can vary from quarter to quarter; however for fiscal year 1997, the overall mix of revenues from customers outside the United States is expected to be relatively consistent with the prior year.

Revenues from services and other consist of consulting services, post contract support on software licenses, training and sales of documentation. Since the acquisitions of DMCC and Setpoint, the Company has generated a significantly greater amount of consulting revenues from services for the analysis, design and automation of process manufacturing plants. As a result, revenues from services and other for the three and six months ended December 31, 1996 were $20.3 and $39.0 million, an increase of 411.9% and 434.2%, respectively, from $4.0 and $7.3 million in the comparable periods in fiscal 1996.

Neither the Company's joint venture and similar activities, nor any discounting or similar activities has historically had a material effect on the Company's revenues.

Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. Cost of software licenses for the three and six months ended December 31, 1996 were $1.3 and $2.1 million, an increase of 30.5% and 33.3%, respectively, from $1.0 and $1.6 million in the comparable periods of fiscal 1996. Cost of software licenses as a percentage of revenues from software licenses was 5.3% and 5.2%, respectively, for the three and six months ended December 31, 1996 as compared to 7.0% and 6.5% for the three and six months ended December 31, 1995. The decrease is due to the spreading of fixed production and delivery costs over a larger revenue base and to the generation of a greater portion of sales having minimal third party royalty costs.

Cost of services and other consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the cost of manuals sold separately. Cost of maintenance and other services for the three and six months ended December 31, 1996 were $12.0 and $23.1 million, an increase of 460.0% and 479.7%, respectively, from $2.1 and $4.0 million in the comparable periods in fiscal 1996. Cost of services and other as a percentage of services revenue was 59.1% and 59.2% in the three and six months ended December 31, 1996 and 54.0% and 54.6% in the comparable periods of fiscal 1996. This percentage increase reflected a change in the mix of services provided by the Company, primarily as a result of the acquisitions of DMCC and Setpoint.

Selling and marketing expenses for the three and six months ended December 31, 1996 were $13.0 and $24.2 million, an increase of 83.2% and 85.0%, respectively, from $7.1 and $13.1 million in the comparable periods in fiscal 1996. As a percentage of revenues, selling and marketing expenses were 29.3% and 30.7%, and 39.4% and 42.0% for the three and six month periods ending December 31, 1996 and December 31, 1995, respectively. The percentage decrease in costs reflects the lower level of sales and marketing activities historically supported by DMCC and Setpoint, as well as the Company's leveraging of its existing worldwide sales and technical sales force to market the software products and services of the newly acquired companies.

The Company continues to invest in sales personnel and regional sales offices to improve the Company's geographic proximity to its customers, to maximize the penetration of existing accounts and to add new customers.

Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct the Company's product development efforts. Capitalized research and development costs are amortized over three years. Research and development expenses during the three and six months ended December 31, 1996 were $7.1 and $14.1 million, an increase of 91.4% and 96.2%, respectively, from $3.7 and $7.2 million in the comparable periods of fiscal 1996. The increase in costs reflects continued investment in the development of the Company's core modeling products and a common software architecture encompassing the Company's expanded family of software products. The Company capitalized 7.1% and 5.7% of its total research and development costs during the three and six months ended December 31, 1996 as compared to 4.8% and 6.3% in the comparable periods of fiscal 1996.

General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of certain intangibles. General and administrative expenses for the three and six months ended December 31, 1996 were $4.0 and $7.7 million, an increase of 187.9% and 188.4%, respectively, from $1.4 and $2.7 million in the comparable periods of fiscal 1996. These costs increased as a percentage of total revenues to 9.0% and 9.7% from 7.7% and 8.5% for the three and nine month periods ended December 31, 1996 and 1995, respectively. The dollar increase principally reflected the growth in the scale and scope of the Company's operations.

Interest income is generated from the sale of software pursuant to installment contracts for off-line modeling software and the investment of excess cash in short-term and long-term investments. Under these contracts, the Company offers customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. A substantial majority of the off-line modeling customers elect to license these products through installment contracts. The Company believes this election is made principally because the customers prefer to pay for the Company's off-line modeling products out of their operating budgets, rather than out of their capital budgets. Included in the annual payments is an implicit interest charge based upon the interest rate established by the Company at the time of the license. The Company sells a portion of the installment contracts to unrelated financial institutions. The interest earned by the Company on the installment contract portfolio in any one year is the result of the implicit interest established by the Company on installment contracts and the size of the contract portfolio. Interest income for the three and six months ended December 31, 1996 was $1.3 and $2.7 million, an increase of 24.4% and 30.0%, respectively, from $1.0 and $2.0 million in the comparable periods of fiscal 1996. Interest income increased primarily as a result of the investment of the net proceeds of the Company's secondary offering which was completed in June, 1996.

Interest expense is generated from interest charged on the Company's bank line of credit, subordinated notes payable and capital lease obligations. Interest expense for the three and six months ended December 31, 1996 was $0.0 and $0.1 million, respectively, as compared to $0.1 and $0.3 million in the comparable periods of fiscal 1996. The decrease reflects the lower level of borrowings as a result of using the proceeds of the Company's secondary offering to retire borrowings under the line of credit and the subordinated notes payable.

The effective tax rate after eliminating the effect of the charge for in-process development decreased for the three and six months ended December 31, 1996 to 37.8% and 37.9% of pretax income from 38.4% and 38.3% for the three and six months ended December 31, 1995. This percentage decrease related principally to a lower effective rate for state income taxes and increased tax credits in 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 1996, the Company's cash and cash equivalents balance decreased by $2.8 million. Operations provided $0.2 million of cash during this period, primarily related to net income and depreciation and amortization, offset in part by an increase in accounts receivable, resulting from revenue growth, and decrease in accounts payable, accrued expenses and unearned revenue. At December 31, 1996, the company had a relatively high level of accounts receivable as a result of several customers' elections to make single license fee payments totaling $1.6 million at the beginning of their licenses, for which the payment became due after December 31, 1996. In addition, customer installment payments due January 1, 1997, the Company's single highest billing cycle, are included in accounts receivable at December 31, 1996.

In recent years, the Company has had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation ("GECC") and Sanwa Business Credit Corporation (SBCC"). During the six months ended December 31, 1996, installment contracts remained constant at $30.0 million, net of $15.7 million of installment contracts sold to GECC and SBCC. The Company's arrangements with the two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At December 31, 1996, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $56.6 million, for which the Company has a partial recourse obligation of approximately $8.0 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

The Company maintains a $30.0 million bank line of credit, expiring December 31, 1998, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank's prime rate (8.25% at December 31, 1996) plus a specified margin or, at the Company's option, a rate equal to a defined LIBOR (5.44% at December 1996) plus a specified margin. The line of credit agreement requires the Company to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net income before taxes and of the ratio of current assets to current liabilities. As of December 31, 1996, there were no outstanding borrowings under the line of credit.

                             ASPEN TECHNOLOGY, INC.


                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings
                 The Company is not a party to any pending material proceedings.

Item 5.  Other Information
                 None

Item 6.  Exhibits and Reports on Form 8-K

                 (a)      Exhibits
                          None
                 (b)      Reports on Form 8-K
                          Current Report on Form 8-K dated January 29, 1997 which incorporates the Company's press release issued January 28, 1997 regarding a stock split.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     ASPEN TECHNOLOGY, INC.



Date: February 14, 1997 by:                          /s/ Mary A. Palermo
                                                -----------------------------
                                                     Mary A. Palermo
                                                     Executive Vice President
                                                     Chief Financial Officer