Form 10-Q
period 1997-03-31
ASPEN TECHNOLOGY INC /MA/
filed 1997-05-14
CIK 929940

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended March 31, 1997.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


Commission File Number:

                             ASPEN TECHNOLOGY, INC.
             (exact name of registrant as specified in its charter)

Massachusetts                               04-2739697
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Ten Canal Park, Cambridge, Massachusetts, 02141
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:     (617) 949-1000

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes   X        No
                                     -----         -----

As of March 31, 1997, there were 19,811,452 shares of the Registrant's common stock (par value $.10 per share) outstanding.

                             ASPEN TECHNOLOGY, INC.

                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX


PART I.      FINANCIAL INFORMATION                                    PAGE

Item 1.      Financial Statements:

             Consolidated Condensed Balance Sheets
             as of March 31, 1997 and June 30, 1996                     3

             Consolidated Condensed Statements of
             Income for the Three and Nine Month Periods
             Ended March 31, 1997 and 1996                              4

             Consolidated Condensed Statements of Cash Flows
             for the Nine Month Periods Ended
             March 31, 1997 and 1996                                    5

             Notes to Consolidated Condensed Financial Statements       6

Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition                         11

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                          15
Item 5.      Other Information                                          15
Item 6.      Exhibits and Reports on Form 8-K                           15

                             ASPEN TECHNOLOGY, INC.

                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (Unaudited and in thousands)



                                                             3/31/97                    6/30/96
                                                            ---------                  ---------

CURRENT ASSETS:
Cash and cash equivalents                                   $  10,706                  $   9,005
Short-term investments                                         21,871                     42,078
Accounts receivable, net                                       55,306                     45,640
Current portion of long-term
   installments receivable, net                                13,697                     12,068
Prepaid expenses and other current assets                       5,231                      3,318
                                                            ---------                  ---------
   Total current assets                                       106,811                    112,109

Long-term installments receivable, net                         24,404                     17,708
Equipment and leasehold
   improvements, at cost                                       43,153                     28,764
Accumulated depreciation                                      (17,717)                   (11,949)
                                                            ---------                  ---------
                                                               25,436                     16,815
Computer software development
   costs, net                                                   2,560                      1,817
Intangible assets, net                                         13,238                      9,129
Other assets                                                    2,923                      2,589
                                                            ---------                  ---------
                                                            $ 175,372                  $ 160,167
                                                            =========                  =========

CURRENT LIABILITIES:
Current portion of long-term debt                           $     263                  $     425
Accounts payable and accrued expenses                          24,221                     22,049
Unearned revenue                                                4,931                      8,967
Deferred revenue                                               10,793                      8,953
Deferred income taxes                                           5,970                      2,798
                                                            ---------                  ---------
   Total current liabilities                                   46,178                     43,192

Long-term debt, less current maturities                           586                        706
Deferred revenue, less current portion                          8,584                      8,279
Other liabilities                                               1,176                      1,757
Deferred income taxes                                           4,699                      6,398

STOCKHOLDERS' EQUITY:
Common stock                                                    1,998                        969
Additional paid-in capital                                    118,458                    110,826
Retained earnings                                              (5,503)                   (11,094)
Cumulative translation adjustment                                (303)                      (362)
Unrealized market loss on investments                               -                         (2)
Treasury stock, at cost                                          (501)                      (502)
                                                            ---------                  ---------
   Total Stockholders' Equity                                 114,149                     99,835
                                                            ---------                  ---------
                                                            $ 175,372                  $ 160,167
                                                            =========                  =========

                             ASPEN TECHNOLOGY, INC.

                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited and in thousands, per share amounts)



                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED

                                                        3/31/97          3/31/96           3/31/97           3/31/96
                                                       ---------        ---------         ---------         ---------

REVENUES:
      Software licenses                                $  26,656        $  17,923         $  66,715         $  41,830
      Services and other                                  21,320           13,169            60,330            20,471
                                                       ---------        ---------         ---------         ---------
                                                          47,976           31,092           127,045            62,301
                                                       ---------        ---------         ---------         ---------

EXPENSES:
      Cost of software licenses                            1,183              938             3,267             2,501
      Cost of services and other                          12,464            8,397            35,577            12,384
      Selling and marketing                               14,207            9,631            38,446            22,735
      Research and development                             7,861            5,834            21,966            13,022
      General and administrative                           4,342            3,133            12,022             5,796
      Charge for in-process research
       and development                                         -           24,421             8,664            24,421
                                                       ---------        ---------         ---------         ---------
        Total costs and expenses                          40,057           52,354           119,942            80,859

        Income (loss) from operations                      7,919          (21,262)            7,103           (18,558)

      Other expense, net                                    --                (69)             (110)             (138)
      Interest income, net                                 1,126              434             3,707             2,177
                                                       ---------        ---------         ---------         ---------
        Income (loss) before provision for
           income taxes                                    9,045          (20,897)           10,700           (16,519)

      Provision for income taxes                           3,418            1,339             5,624             3,017
                                                       ---------        ---------         ---------         ---------
        NET INCOME (LOSS)                              $   5,627        $ (22,236)        $   5,076         $ (19,536)
                                                       =========        =========         =========         =========

      Net income (loss) per common and
        common equivalent share                        $    0.27        $   (1.40)        $    0.24         $   (1.25)
                                                       =========        =========         =========         =========

      Weighted average number of common and
        common equivalent shares outstanding              21,147           15,876            20,938            15,586
                                                       =========        =========         =========         =========

                             ASPEN TECHNOLOGY, INC.

                                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (Unaudited and in thousands)


                                                                                              NINE MONTHS ENDED
                                                                                           3/31/97          3/31/96
                                                                                          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      NET INCOME (LOSS)                                                                   $  5,076         $(19,536)

      Adjustments to reconcile net income (loss) to net cash provided by operating activities:

      Depreciation and amortization                                                          7,945            3,338
      Charge for in-process research and development                                         8,664           24,421
      Deferred income taxes                                                                  2,982            3,012
      Increase in accounts receivable                                                       (8,142)          (7,234)
      Decrease (increase) in installments receivable                                        (8,325)           9,938
      Decrease (increase) in prepaid expenses
        and other current assets                                                            (2,157)             453
      Decrease in accounts payable
        and accrued expenses                                                                  (883)          (1,427)
      (Decrease) increase in unearned revenue                                               (6,780)           1,476
      Increase in deferred revenue                                                           4,145            2,211
                                                                                          --------         --------

      Net cash provided by operating activities                                              2,525           16,652
                                                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment and leasehold
        improvements                                                                       (13,907)          (3,653)
      Sale of investment securities                                                         20,209           18,322
      Increase in other long-term assets                                                      (323)             (97)
      Increase in computer software development costs                                       (1,482)            (460)
      (Decrease) increase in other long-term liabilities                                    (2,281)             101
      Cash used in the purchase of business, net of cash acquired                           (5,307)         (44,723)
                                                                                          --------         --------

      Net cash used in investing activities                                                 (3,091)         (30,510)
                                                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock under employee stock purchase plans                             381            1,327
      Exercise of stock options                                                              2,299            1,064
      Net borrowings from bank line of credit                                                    -           16,525
      Payments of long-term debt and capital lease obligations                                (472)          (2,542)
      Payments of subordinated notes payable to related party                                    -             (310)
                                                                                          --------         --------

      Net cash provided by financing activities                                              2,208           16,064
                                                                                          --------         --------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                        59              (73)
                                                                                          --------         --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                        1,701            2,133

CASH AND CASH EQUIVALENTS, beginning of period                                               9,005            4,189
                                                                                          --------         --------

CASH AND CASH EQUIVALENTS, end of period                                                  $ 10,706         $  6,322
                                                                                          ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS RELATED TO ACQUISITIONS:
      During the nine months ended March 31, 1997 the Company acquired certain companies as described in Note 4
      These acquisitions are summarized as follows-
                  Fair value of assets acquired, excluding cash                           $ 15,982         $      -
                  Issuance of common stock related to acquisitions                          (6,496)               -
                  Payments in connection with the acquisitions, net of cash acqiured        (5,307)               -
                                                                                          --------         --------

                               Liabilities assumed                                        $  4,179         $      -
                                                                                          ========         ========

                             ASPEN TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1996, which are contained in the Company's Form 10-K, as previously filed with the Securities and Exchange Commission.

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

         Installments receivable represent the present value of future payments related to the financing of noncancelable term license agreements that provide for payment in installments over a one- to five-year period. A portion of the revenue from each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of income loss. The interest rates in effect for the three and nine months ended March 31, 1996 were 12% to 11% and for the three and nine months ended March 31, 1997 were 11% to 8.5%.

         (b)      Computer Software Development Costs

         In compliance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility and ends upon market introduction. Amortization of capitalized computer software development costs is included in cost of revenues and is provided on a product-by-product basis at the greater of the amount computed using
         (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations in the three and nine month periods ended March 31, 1997 was $278,000 and $738,000 as compared to $189,000 and $524,000 for the three and nine month periods ended March 31, 1996.

         (c)      Net Income (loss) Per Share

         Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Fully diluted earnings per common share are not presented as they are not materially different from primary earnings per share. Dilutive common equivalent shares consist of stock options and stock warrants (using the treasury stock method). For the three and nine months ended March 31, 1996, common equivalent shares have not been included as their effect would be antidilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its quarter ended December 31, 1997. Assuming that SFAS 128 had been implemented, basic income (loss) per share would have been $0.28 and ($1.40) for the three month periods ended March 31, 1997 and March 31, 1996, respectively and $0.26 and ($1.25) for the nine month periods ended March 31, 1997 and March 31, 1996, respectively. Under this Statement, diluted income (loss) per share would not have differed from the net income (loss) per share disclosed on the accompanying statement of income.

         (d)      Investments

         The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders' equity. Investments held as of March 31, 1997 consist of $2,218,000 in money market accounts and $19,653,000 in municipal bonds .

3.       SALE OF INSTALLMENTS RECEIVABLE

         The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for approximately $7.6 million and $23.3 million during the three and nine month periods ended March 31, 1997. The financial institutions have partial recourse to the Company only upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligations, as defined.

         At March 31, 1997, the balance of the uncollected principal portion of all contracts sold was $50.3 million. The Company's potential recourse obligation related to these contracts is approximately $7.6 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

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

         The Proforma effect of all of these acquisitions is immaterial to the historical financial statements; accordingly it has not been presented.

                             ASPEN TECHNOLOGY, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS




RESULTS OF OPERATIONS

The Company acquired Dynamic Matrix Control Corporation ("DMCC") and Setpoint, Inc. ("Setpoint") in the third quarter of fiscal 1996 in purchase transactions and has subsequently taken steps to integrate the operations and reorganize the operations of Aspen Technology, Inc. (the "Company" or "AspenTech") and its new subsidiaries. As a result of these acquisitions, the Company's operating results for the three and nine months ended March 31, 1997 and 1996 are not directly comparable.

Revenues are derived from software licenses and maintenance and other services. Total revenues for the three and nine months ended March 31, 1997 were $48.0 and $127.0 million, an increase of 54.3% and 103.9%, respectively from $31.1 and $62.3 million in the comparable periods of fiscal 1996. Software license revenues represented 55.6% and 52.5% of total revenues for the three and nine months ended March 31, 1997, respectively, as compared to 57.7% and 67.1% in the comparable periods of fiscal 1996. Revenues from software licenses for the three and nine months ended March 31, 1997 were $26.7 and $66.7 million, an increase of 48.7% and 59.5%, respectively, from $17.9 and $41.8 million in the comparable periods of fiscal 1996. The growth in software license revenues was attributable both to internal growth in existing operations and to additional licenses entered into by the acquired subsidiaries. The internal growth in software license revenues was attributable to renewals of software licenses covering existing users, the expansion of existing customer relationships through licenses covering additional users, additional software products, and, to a lesser extent, to the addition of new customers. The decrease in software license revenues as a percentage of total revenues was attributable to the growth in service revenues resulting from AspenTech's acquisition of DMCC and Setpoint.

Total revenues from customers outside the United States were $19.1 and $64.4 million or 39.8% and 50.7% of total revenues for the three and nine months ended March 31, 1997, respectively, as compared to $12.6 and $27.7 million or 40.6% and 44.4% of total revenues for the comparable periods in fiscal 1996. The geographical mix of license revenues can vary from quarter to quarter; however for fiscal year 1997, the overall mix of revenues from customers outside the United States is expected to be relatively consistent with the prior year.

Revenues from services and other consist of consulting services, post contract support on software licenses, training and sales of documentation. Since the acquisitions of DMCC and Setpoint, the Company has generated a significantly greater amount of consulting revenues from services for the analysis, design and automation of process manufacturing plants. As a result, revenues from services and other for the three and nine months ended March 31, 1997 were $21.3 and $60.3 million, an increase of 62.0% and 194.7%, respectively, from $13.2 and $20.5 million in the comparable periods in fiscal 1996.

Neither the Company's joint venture and similar activities, nor any discounting or similar activities has historically had a material effect on the Company's revenues.

Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. Cost of software licenses for the three and nine months ended March 31, 1997 were $1.2 and $3.3 million, an increase of 26.1% and 30.6%, respectively, from $1.0 and $2.5 million in the comparable periods of fiscal 1996. Cost of software licenses as a percentage of revenues from software licenses was 4.4% and 4.9%, respectively, for the three and nine months ended March 31, 1997 as compared to 5.2% and 6.0% for the three and nine months ended March 31, 1996. The decrease is due to the spreading of fixed production and delivery costs over a larger revenue base and to the generation of a greater portion of sales having minimal third party royalty costs.

Cost of services and other consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the cost of manuals sold separately. Cost of maintenance and other services for the three and nine months ended March 31, 1997 were $12.5 and $35.6 million, an increase of 48.4% and 187.3%, respectively, from $8.4 and $12.4 million in the comparable periods in fiscal 1996. Cost of services and other as a percentage of services revenue was 58.5% and 59.0% in the three and nine months ended March 31, 1997 and 63.8% and 60.5% in the comparable periods of fiscal 1996. This percentage decrease reflected a change in the mix of services provided by the Company, primarily as a result of the acquisitions of DMCC and Setpoint.

Selling and marketing expenses for the three and nine months ended March 31, 1997 were $14.2 and $38.5 million, an increase of 47.5% and 69.1%, respectively, from $9.6 and $22.7 million in the comparable periods in fiscal 1996. As a percentage of revenues, selling and marketing expenses were 29.6% and 30.3%, and 31.0% and 36.5% for the three and nine month periods ending March 31, 1997 and March 31, 1996, respectively. The percentage decrease in costs reflects the lower level of sales and marketing activities historically supported by DMCC and Setpoint, as well as the Company's leveraging of its existing worldwide sales and technical sales force to market the software products and services of the newly acquired companies.

The Company continues to invest in sales personnel and regional sales offices to improve the Company's geographic proximity to its customers, to maximize the penetration of existing accounts and to add new customers.

Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct the Company's product development efforts. Capitalized research and development costs are amortized over three years. Research and development expenses during the three and nine months ended March 31, 1997 were $7.9 and $22.0 million, an increase of 34.7% and 68.7%, respectively, from $5.8 and $13.0 million in the comparable periods of fiscal 1996. The increase in costs reflects continued investment in the development of the Company's core modeling products and a common software architecture encompassing the Company's expanded family of software products. The Company capitalized 7.4% and 6.3% of its total research and development costs during the three and nine months ended March 31, 1997 as compared to 0.2% and 3.7% in the comparable periods of fiscal 1996.

General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of certain intangibles. General and administrative expenses for the three and nine months ended March 31, 1997 were $4.3 and $12.0 million, an increase of 38.6% and 107.4%, respectively, from $3.1 and $5.8 million in the comparable periods of fiscal 1996. These costs remain relatively constant as a percentage of total revenues of 9.1% and 9.5% and 10.1% and 9.3% for the three and nine month periods ended March 31, 1997 and 1996, respectively.

Interest income is generated from the sale of software pursuant to installment contracts for off-line modeling software and the investment of excess cash in short-term and long-term investments. Under these contracts, the Company offers customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. A substantial majority of the off-line modeling customers elect to license these products through installment contracts. The Company believes this election is made principally because the customers prefer to pay for the Company's off-line modeling products out of their operating budgets, rather than out of their capital budgets. Included in the annual payments is an implicit interest charge based upon the interest rate established by the Company at the time of the license. The Company sells a portion of the installment contracts to unrelated financial institutions. The interest earned by the Company on the installment contract portfolio in any one year is the result of the implicit interest established by the Company on installment contracts and the size of the contract portfolio. Interest income for the three and nine months ended March 31, 1997 was $1.1 and $3.8 million, an increase of 35.9% and 31.7%, respectively, from $.8 and $2.9 million in the comparable periods of fiscal 1996. Interest income increased primarily as a result of the investment of the net proceeds of the Company's secondary offering which was completed in June, 1996.

Interest expense is generated from interest charged on the Company's bank line of credit, subordinated notes payable and capital lease obligations. Interest expense for the three and nine months ended March 31, 1997 was $30,000 and $100,000, respectively, as compared to $400,000 and $700,000 in the comparable periods of fiscal 1996. The decrease reflects the lower level of borrowings as a result of using the proceeds of the Company's secondary offering to retire borrowings under the line of credit and the subordinated notes payable.

The effective tax rate after eliminating the effect of the charge for in-process development decreased for the three and nine months ended March 31, 1997 to 37.8% and 37.8% of pretax income from 38.4% and 38.2% for the three and nine months ended March 31, 1996. This percentage decrease related principally to a lower effective rate for state income taxes and increased tax credits in 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 1997, the Company's cash and cash equivalents balance increased by $1.7 million. Operations provided $2.5 million of cash during this period, primarily related to net income and an increase in deferred revenue offset in part by increases in accounts receivable, installments receivable, prepaid expenses and unearned revenue and a decrease in accounts payable and accrued expenses. Short-term investments decreased $20.2 million to $21.9 million primarily due to the purchase of equipment and leasehold improvements and the net cash used to purchase businesses. At March 31, 1997, the Company had a relatively high level of accounts receivable primarily as a result of an increase in the overall revenues of the Company, and in particular due to an increase in unbilled services, reflecting the timing of billing as compared to when the services are performed and recognized as revenue.

In recent years, the Company has had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation ("GECC") and Sanwa Business Credit Corporation (SBCC"). During the nine months ended March 31, 1997, installment contracts increased to $38.1 million, net of $23.3 million of installment contracts sold to GECC and SBCC. This increase reflects several customers' elections to make installment license fee payments on licenses delivered primarily during the three months ended March 31, 1997. The Company's arrangements with the two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At March 31, 1997, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $50.3 million, for which the Company has a partial recourse obligation of approximately $7.6 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

The Company maintains a $30.0 million bank line of credit, expiring December 31, 1998, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank's prime rate (8.5% at March 31, 1997) plus a specified margin or, at the Company's option, a rate equal to a defined LIBOR (5.7% at March 31, 1997) plus a specified margin. The line of credit agreement requires the Company to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net income before taxes and of the ratio of current assets to current liabilities. As of March 31, 1997, there were no outstanding borrowings under the line of credit.

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





                                            ASPEN TECHNOLOGY, INC.



Date: May 15, 1997 by:                      /s/ MARY A. PALERMO
                                    ----------------------------------------
                                            Mary A. Palermo
                                            Executive Vice President
                                            Chief Financial Officer