Form 10-K
period 1997-06-30
ASPEN TECHNOLOGY INC /MA/
filed 1997-09-29
CIK 929940

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

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

                 TEN CANAL PARK, CAMBRIDGE, MASSACHUSETTS 02141
     (Address of principal executive offices)            (Zip code)
                                 (617) 949-1000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes _X_   No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as at September 19, 1997 was $654,185,862 based on a total of 19,823,814 shares held by non-affiliates and the closing price reported on the Nasdaq National Market on that date, which was $33.00.

Number of shares outstanding at September 19, 1997:
21,087,628 shares of Common Stock, par value $0.10 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 1997. Portions of such Proxy Statement are incorporated by reference in PART III of this report.

                             ASPEN TECHNOLOGY, INC.
                          1996 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I                                                                             PAGE
                                                                                   ----

Item 1.      Business                                                                2

Item 1a.     Risk Factors                                                           10

Item 2.      Properties                                                             13

Item 3.      Legal Proceedings                                                      13

Item 4.      Submission of Matters to a Vote of Security Holders                    14

Item 4a.     Executive Officers of the Registrant                                   14

PART II
Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters                                                    17

Item 6.      Selected Financial Data                                                17

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                    19

Item 8.      Financial Statements and Supplementary Data                            25

Item 9.      Changes in and Disagreements with Accountants  on
             Accounting and Financial Disclosure                                    26


PART III
Item 10.     Directors and Executive Officers of the Registrant                     26

Item 11.     Executive Compensation                                                 26

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management                                                             26

Item 13.     Certain Relationships and Related Transactions                         26

PART IV
Item 14.     Exhibits, Financial Statements Schedules, and Reports
             on Form 8-K                                                            27

SIGNATURES                                                                          29

                                     PART I


ITEM 1. BUSINESS
           Aspen Technology, Inc. (the "Company" or "AspenTech") is a leading supplier of off-the-shelf software products and services for the analysis, design and automation of manufacturing facilities by companies in the process industries, including the chemicals, petrochemicals, petroleum, pharmaceuticals, pulp and paper, electric power, and food and consumer products industries. Process manufacturers use AspenTech's solutions, a family of software products and services, to design, operate and manage manufacturing processes more efficiently, safely and profitably.

           AspenTech provides a sophisticated, integrated family of off-the-shelf software products for use across the entire process manufacturing life-cycle, from "off-line" applications used primarily in research and development, and engineering, to "on-line" applications used principally in production. The Company's off-line software is used by engineers on desktop computers primarily to simulate and predict the performance of manufacturing processes in connection with the design of new facilities or processes and the analysis of existing facilities or processes. AspenTech's on-line software, which is connected directly to plant instrumentation, enables the real-time adjustment of production variables in response to constantly changing operating conditions to improve process efficiency, planning and scheduling. AspenTech's product offerings are classified in four categories: modeling; planning and scheduling; information management systems ("IMS"); and advanced process control ("APC") and optimization. Chemical engineers who work in the off-line research and development and engineering stages of plant and process design and analysis are the principal users of modeling products, while chemical and control engineers who work in the on-line stages of real-time plant operation are the primary users of IMS, APC and optimization software and services.

           The Company's modeling software mathematically simulates and predicts the performance of manufacturing processes under varying equipment configurations and operating conditions, enabling chemical engineers to design cost-effective, efficient processes that comply with environmental and safety requirements. AspenTech's planning and scheduling software is used by petroleum refiners and chemical manufacturers for feedstock selection, product mix optimization, logistics, scheduling, process unit optimization, and investment planning. AspenTech's IMS software is used by process manufacturers to gather and analyze large volumes of real-time plant operations data in order to better understand actual performance within a complex process manufacturing facility. IMS software allows customers to compare actual performance with theoretical benchmarks derived from models and to make appropriate adjustments on a real-time basis. AspenTech's APC and optimization software products are designed to enable customers to achieve superior operating performance by continuously adjusting key process variables to maintain optimal target levels under constantly changing conditions. The Company initially became a provider of IMS software and services through its acquisition of Industrial Systems, Inc. ("ISI") in May 1995, and expanded its IMS capabilities through its acquisition of Setpoint, Inc. ("Setpoint") in February 1996. AspenTech significantly enhanced its APC and optimization software offerings through the Setpoint acquisition as well as its acquisition of Dynamic Matrix Control Corporation ("DMCC") in January 1996. AspenTech further extended family of on-line solutions to include economic planning and scheduling capabilities by acquiring the assets of Bechtel Corporation's PIMS (Process Industries Modeling System) business in December 1996.

           AspenTech combines its integrated family of off-the-shelf software products with design and implementation consulting services in order to market a complete solution to its customers. The Company significantly strengthened its on-line consulting services through its acquisitions of DMCC and Setpoint in early 1996, and expanded the global reach of its consulting services organization with the acquisition in October 1996 of the process control division of Cambridge Control Ltd ("Cambridge Control"). AspenTech believes its ability to offer a complete solution of both industry-leading software and sophisticated process engineering expertise is an important source of competitive differentiation.

           AspenTech's customers span a broad range of process industry segments. With more than 750 customers worldwide, AspenTech currently licenses its software to 45 of the 50 largest chemical companies in the world and 18 of the 20 largest petroleum refiners in the world.


INDUSTRY BACKGROUND
           Companies in the process industries manufacture products such as bulk solids, liquids and gases through operations involving chemical reactions, combustion, mixing, separation, and heating and cooling. The process industries include the chemicals, petrochemicals, petroleum, pharmaceuticals, pulp and paper, electric power, and food and consumer products industries. Based on data provided by industry trade groups, the Company estimates that the aggregate worldwide revenues of the process industries exceed $3 trillion, of which the chemicals industry has revenues that exceed $1 trillion and the petroleum segment has revenues in excess of $500 billion.

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

           Chemical engineering analysis is the fundamental discipline behind the improvement of production processes. Due to the number of variables involved, chemical engineering analysis is complex and calculation intensive. Without the use of process modeling and plant automation software, time and cost constraints force engineers to make simplifying assumptions that may limit the potential improvements to production processes. These constraints may also force engineers to evaluate only parts of the process rather than the whole, or to consider fewer alternative solutions. Process modeling and plant automation software enables engineers to perform these complex calculations simultaneously in order to arrive at better solutions quickly.

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

           In recent years, there has been increasing demand for integration of all manufacturing processes from research and development to design, engineering, and process and manufacturing management. Customers are looking to the advantages which integrated on-line and off-line applications can bring to their management of all process manufacturing activities. This is similar to the integration by enterprise resource planning ("ERP") vendors of financial, materials management, production planning, human resource management, sales, and accounting applications. Commercial providers are emerging to offer tools and expertise to further connect this technology layer which consists of integrated design, control and management applications for process manufacturing ("Smart Manufacturing Systems") with the ERP applications and the distributed control systems ("DCS") which control the plants.

           As a result of the market dynamics in the process industries and the rapidly evolving technology available to improve manufacturing processes, process manufacturers increasingly seek a complete, integrated family of software and services that can be used to design, operate and manage their production processes more effectively.


THE ASPENTECH ADVANTAGE
           The Company believes it is the largest independent supplier of software and service solutions used by companies in the process industries to design, operate and manage their manufacturing processes based on fundamental chemical engineering principles. AspenTech offers its customers in-depth technical expertise encompassing both off-line and on-line applications. By combining its traditional process modeling and optimization capabilities with acquired skills in economic planning and scheduling, IMS and APC, AspenTech has created a complete solution designed to provide several key advantages to customers.

           Family of Products Across Full Manufacturing Life-Cycle. AspenTech believes that it offers the most complete family of process modeling and plant automation software tools used across every stage of the production process, from research and development to engineering to production. The Company's software products are designed to achieve improved process efficiency through comparison of off-line predictive models with actual on-line production data and through real-time adjustments to operating parameters in response to constantly changing conditions. The Company has significantly integrated its on-line applications and intends to continue integrating and enhancing both on-line and off-line applications.

           Complete Software and Service Solution. Customers increasingly require expert consulting services to take full advantage of the highly complex software tools being designed for the process industries. AspenTech deploys what it believes is the largest independent organization of control engineers to design and implement solutions, in combination with IMS, APC and optimization software products. AspenTech believes its ability to offer its customers a complete solution will be an increasingly important source of competitive differentiation.

           Process Industry Expertise. Over the past 16 years, AspenTech has built a reputation as a leader in process modeling expertise. AspenTech's software products incorporate proprietary solution methods, physical property models and data estimation techniques that enable users to model processes that involve complex chemistry. AspenTech has refined these methods, models and techniques based on continuing relationships with customers who have performed millions of simulations using AspenTech software. The Company has expanded its on-line expertise through its acquisitions of ISI, DMCC, Setpoint, Cambridge Control and Bechtel PIMS, and the Company believes it is now the technological leader in the planning and scheduling, IMS, APC and optimization markets. AspenTech believes that the expertise underlying its software products and services will assist it in maintaining and enhancing its reputation as a technological leader across the manufacturing process.


STRATEGY
           AspenTech's strategy is to expand the use of its products and services to enable customers to improve the design, operation and management of their manufacturing processes. The key elements of this strategy are:

           Leverage Breadth and Depth of Customer Base. AspenTech considers its relationships with its existing customers to be an important corporate asset. AspenTech currently has more than 750 commercial customers worldwide, including 45 of the 50 largest chemical companies in the world and 18 of the 20 largest petroleum refiners in the world. The Company has historically derived a significant component of its revenue from additional sales to existing customers. The Company believes it has a significant opportunity to expand its existing customer relationships by adding new licensed users, by offering additional product modules, and by providing consulting and support services. These solutions are marketed by a single, integrated sales force organized by customer account. AspenTech is capitalizing on the significant opportunities it has created to cross-sell modeling products to traditional APC and optimization customers and vice versa.

           Leverage Lead in the Area of Smart Manufacturing Systems. AspenTech believes that it has emerged as the leader in the area of integrated design, control and management applications for process manufacturing ("Smart Manufacturing Systems"). As the benefits of integrated applications across process manufacturing design, control and management functions are more widely understood and appreciated by process manufacturers, AspenTech is expanding its integration efforts, developing relationships with enterprise resource planning ("ERP") vendors and distributed control system ("DCS") vendors, and offering customers complete solutions which link the Smart Manufacturing Systems to the ERP and DCS technology layers.

           Increase Penetration of Process Industries. In recent years, AspenTech has broadened its penetration of the process industries beyond its traditional leadership in the chemicals segment to include significant shares of the petroleum and pulp and paper markets. Many of the same imperatives and opportunities confront participants in other process industry segments. As the benefits of its solutions are becoming more widely understood by process manufacturers, AspenTech is actively pursuing opportunities to expand the use of its technology in additional vertical markets. For example, AspenTech's introduction in March 1997 of BatchPlus, a solution for the modeling and simulation of complex, recipe-based pharmaceutical and batch chemical processes, has broadened the Company's historically limited presence in these large and underpenetrated vertical market segments. AspenTech believes the continuous broadening of its software product and service offerings through acquisition and internal development will enable AspenTech to expand its reach further. Over time, AspenTech will also seek to leverage these new customer relationships by cross-selling its other software product and service offerings.

           Offer Broadest, Integrated Family of Products and Services. AspenTech offers customers a broad family of software products encompassing the full manufacturing life-cycle, enabling customers to add compatible software capabilities as their needs grow. These products can be used as stand-alone solutions or in concert with other software modules. AspenTech offers process manufacturers what it believes is the most advanced product functionality available across a wide range of off-line and on-line applications. The Company intends to integrate further the APC and optimization tools obtained through its acquisitions into future generations of its software products. In addition, AspenTech provides implementation consulting services to ensure that customers can achieve a successful solution. In certain of AspenTech's projects, functionality developed in connection with a solution has appeared applicable to other customers and has been commercialized by AspenTech, such as BatchPlus, developed in conjunction with Merck & Co.. The Company expects this to continue to be one of its sources of new products and that its ability to offer its customers a complete solution will be an increasingly important source of competitive differentiation. Where acquisition represents the most efficient source of product line extension, AspenTech expects to continue to acquire products and technologies opportunistically, as with its October 1996 purchase of B-JAC International, Inc., a leading supplier of specialized heat exchanger modeling tools.

           Extend Technology Leadership. AspenTech intends to extend its reputation as the technology leader and believes its recent acquisitions represent important opportunities to maintain and enhance its differentiating capabilities in the marketplace. AspenTech believes its modeling software solutions include a number of pioneering products and algorithms, and its on-line offerings are technological leaders in real-time applications, engineering and consulting solutions for APC and optimization. AspenTech's reputation for technological leadership continues to be an important source of attraction for scarce, highly talented engineers and technical personnel.

           Focus on Long-Term Customer Relationships. AspenTech's operating strategy is driven by a long-term approach to customer relationships. AspenTech historically derives a substantial portion of its revenues from three- to five-year software licenses and renewals of those licenses. Because a significant portion of its revenues come from its installed base, AspenTech focuses on long-term customer relationships in marketing its process modeling and plant automation software products and services. Increasingly, cross-selling opportunities are merging the customer bases of AspenTech's traditional modeling users with those of the recently acquired companies, who traditionally focused exclusively on on-line solutions. AspenTech intends to leverage these relationships to an increasing extent, particularly as the product integrations are completed. This includes alliances which provide for significant customer involvement in product development and testing as well as customer sharing of technology, such as the AspenTech Dow Chemical Co. alliance announced in June 1997.

           Capitalize on Emerging On-Line Market. The Company believes that the potential market for on-line applications for process industries, while less mature than the off-line market, may be substantially larger than the potential off-line market. On-line applications complement existing off-line applications and afford recurring incremental savings in day-to-day operations. The Company will seek to continue to develop and expand the market for its IMS, APC and optimization software and services for the emerging on-line market.

           Partner with Complementary Process Industry Suppliers. In recent years, shifts toward open technologies, lower-cost and more powerful hardware platforms, and intensifying global business pressures are causing process industry customers to look increasingly at purchasing open, best-of-breed solutions, rather than single-vendor proprietary approaches. In response to this trend, AspenTech has embarked on a strategy to partner with leading technology vendors, such as SAP A.G., Yokagawa Electric Corporation, and Elsag Bailey, Inc. in order to broaden the reach of its marketing organization and to enable its customers to create integrated solutions that best achieve their goals.


CUSTOMERS
           AspenTech currently has over 750 commercial customers worldwide, including 45 of the 50 largest chemical companies in the world and 18 of the 20 largest petroleum refiners in the world. The Company derived more than 50% in fiscal 1995, approximately 45% in fiscal 1996, and more than 50% in fiscal 1997 of revenues from customers outside the United States.


      CHEMICALS
      ---------
      Air Products & Chemicals, Inc.
      BASF AG
      The Dow Chemical Company
      E.I. du Pont de Nemours & Company, Inc.
      Elf Atochem
      Hoechst AG
      Huls AG
      Huntsman Corporation
      Lyondell Petrochemical
      Mitsubishi Chemical Corporation
      Olin Corporation
      Rhone-Poulenc Industrialisation
      Sasol Industries (Pty.) Ltd.
      Shell International Chemie Mij B.V.
      Sumitomo Chemical Co. Ltd.
      Union Carbide Chemicals and Plastics Company, Inc.


      ENGINEERING AND CONSTRUCTION
      ----------------------------
      Bechtel Corporation

      Fluor Daniel, Inc.
      John Brown Engineers and Constructors B.V.
      Lurgi AG
      The M.W. Kellogg Company
      The Ralph M. Parsons Company
      UOP
      Zimmer AG

      CONSUMER PRODUCTS
      -----------------
      The Procter & Gamble Company
      3M Company
      Unilever Research

      ELECTRIC POWER
      --------------
      ABB Stal AB
      British Nuclear Fuels plc
      Combustion Engineering, Inc.
      GEC Alsthom
      SGN
      Westinghouse Electric Corporation

      FOOD PRODUCTS
      -------------
      Cargill Incorporated
      General Mills, Inc.

      PETROLEUM
      ---------
      Arco Products Company
      British Petroleum
      Chevron Corporation
      Citgo Petroleum Corporation
      Conoco Inc.
      Corpoven, S.A.
      Marathon Oil Company
      Mobil Oil Corporation
      Neste Oy
      Phillips Petroleum Company
      Repsol Petroleo SA
      Shell Oil Company
      Star Enterprise
      Sun Refining and Marketing Company

      PHARMACEUTICALS
      ---------------
      Ciba-Geigy AG
      Eli Lilly and Company
      Fujisawa Pharmaceutical Co., Ltd.
      Genentech, Inc.
      Hoffman-LaRoche, Inc.
      Kyowa-Hakko Kogyo Co., Ltd.
      Merck & Co., Inc.
      Sandoz Technologie AG
      The Upjohn Company

      PULP AND PAPER
      --------------
      Union Camp Corporation
      Weyerhaeuser Company

      METALS AND MINERALS
      -------------------
      Phelps Dodge


           No individual customer represented 10% or more of AspenTech's total revenues for fiscal 1995, 1996 or 1997. There can be no assurance that any of the customers listed will continue to license software or purchase services from AspenTech beyond the term of any existing agreement.



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

                 -----------------------------  -------------------------------  --------------------
                 Products                       Description                      Category
                 OFF-LINE SOFTWARE

                   ASPEN PLUS(R)                Rigorous steady-state modeling   Modeling
                                                for chemicals, electrolytes,     (steady state
                                                solids, and petroleum assays     processes)

                   SPEEDUP(R)                   Rigorous modeling environment    Modeling
                                                for dynamically simulating       (dynamic processes)
                                                chemical, hydrocarbon, and
                                                petroleum processes

                   ADVENT(R)                    Simulation tool for designing    Modeling
                                                reduced cost processes for       (process synthesis)
                                                chemical plants and refineries
                                                via process/utility heat
                                                integration

                  BATCH PLUS(TM)                Recipe-based simulation engine   Modeling
                                                that can model one batch or a    (batch process)
                                                whole plant

                 -----------------------------  -------------------------------  --------------------
                 ON-LINE SOFTWARE
                   InfoPlus.21(TM)              A hierarchical, real-time,       IMS
                                                memory-resident configurable
                                                database


                   DMCplus(TM)                  Multivariable predictive         APC
                                                constraint process control
                                                application

                   RT-OPT(R)                    Real-time closed-loop            Optimization
                                                optimization product

                 Aspen PIMS(TM)                 Linear programming product to    Planning and
                                                optimize an economic model of    Scheduling
                                                a manufacturing complex
                 -----------------------------  -------------------------------  --------------------


OFF-LINE SOFTWARE PRODUCTS
           The Company offers a number of software products for off-line applications. Off-line software is used primarily to simulate and predict manufacturing processes in connection with the design of new facilities or processes and the analysis of existing facilities or processes. ASPEN PLUS is used to simulate steady state processes in which inputs and conditions are held constant. ASPEN PLUS can be used in concert with SPEEDUP, dynamic process modeling software that simulates processes in which inputs and conditions change over time, such as during plant start-up and shutdown or when feedstocks are adjusted. ADVENT is process synthesis software that minimizes energy consumption and emissions from a manufacturing process. BATCH PLUS is modeling and simulation software for recipe-based pharmaceutical and batch chemical process manufacturing. Layered on top of these core, integrated off-line applications are a number of separately sold modules that focus on specialized types of analysis to model separation systems, batch distillation columns, bioprocess operations, polymers processes, and other complex systems. All of these products can operate in Windows. ASPEN PLUS, SPEEDUP, and ADVENT also run on UNIX and both ASPEN PLUS and SPEEDUP run on DEC VMS. See "Item 1. Product Development" and "Item 1a. Risk Factors - Migation to MicroSoft Windows; Emergence of Other Standards".

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


ON-LINE SOFTWARE PRODUCTS
           For on-line applications, AspenTech offers a family of products and services that enables customers to better understand and monitor highly complex manufacturing processes on a real-time basis, and to automate the adjustment of operating parameters in response to continually changing conditions for improved process efficiency, safety and cost-effectiveness. AspenTech typically licenses its on-line software for a term of 99 years. AspenTech's IMS products capture, display and analyze plant-wide historical and real-time process data, in order to compare the actual performance to theoretical benchmarks derived from models. The U.S. list price for an entry-level 99-year IMS license is approximately $50,000, and varies depending on the number of points of data being collected. AspenTech's APC and optimization products enable customers to improve the profitability of a manufacturing facility by determining optimal operating parameters and simultaneously adjusting multiple process variables to achieve these targets. The U.S. list price for a 99-year APC or optimization software license for a single process unit or single facility ranges from $50,000 to $200,000.


           AspenTech's PIMS products provide economic planning and scheduling tools to customers which are based on large linear programming models. They enable customers to make both short-term and strategic decisions which help identify optimum plant investments. AspenTech typically licenses its PIMS software for a term of five years or 25 years. The U.S. list price for a license of AspenTech's PIMS modules range from $10,000 to $200,000 depending on the product and the license term.

           All of these products can operate in Windows. InfoPlus.21, DMCplus, and RT-OPT also run on DEC VMS, and both InfoPlus.21 and RT-OPT operate on a UNIX platform. See "Item 1. Product Development" and "Item 1a. Risk Factors - Migration to Microsoft Windows; Emergence of Other Standards".

CONSULTING SERVICES
           AspenTech can combine its on-line off-the-shelf software products with design and implementation consulting services in order to market a complete solution to its customers. The emerging on-line market has fewer commercial modeling tools than the off-line market. As a result, current on-line applications typically consist of substantial consulting services combined with a small component of standard commercial software. These services are customarily provided pursuant to contracts with engagement terms of approximately 9 to 24 months. The contracts may be priced on either a time-and-materials or fixed-price basis. Customers can purchase such services from other vendors or perform them in-house. The Company believes that, due to customers' growing awareness of the economic benefits of on-line optimization and related activities, the demand for services exceeds the number of trained control engineers that can provide these services. AspenTech's IMS, APC and optimization services business, composed of approximately 330 people, which AspenTech believes is the largest group of control engineers in the world, represents a critical resource in its efforts to penetrate the on-line market. The Company's services personnel are also available to support and maintain its off-line software products.


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

           AspenTech licenses its software products at a substantial discount to universities that agree to use such products in teaching and research, in order to stimulate future demand once the students enter the workplace. Currently, more than 520 universities use its software products in undergraduate instruction.


COMPETITION
           The Company's software products and services compete with software tools that are internally developed by companies in the process industries and with certain modeling, planning and scheduling, IMS, APC and optimization software products and services that are sold by a number of commercial suppliers. Increasingly, companies in the process industries are recognizing that it is inefficient and uneconomical for them to continue to develop and support this software, and many of them are now deploying commercial software products alongside their internally developed tools.

           AspenTech's primary commercial competitors in the process modeling software and services market are Simulation Sciences Inc., Hyprotech, Ltd. (a subsidiary of AEA Technology plc), and Chemstations, Inc. In the planning and scheduling market, the Company competes with Bonner and Moore Associates, Inc. Haverly Systems, Inc. Chesapeake Decision Science, Inc., and Ernst & Young Wright Killen. In the IMS market, AspenTech primarily competes with Oil Systems Inc. and Biles and Associates (which entered into an agreement to be acquired by Simulation Sciences, Inc. in August 1997) and, to a lesser extent, with distributed control system vendors such as Honeywell Inc. In the APC and optimization markets, AspenTech competes with the Industrial Automation and Control business unit of Honeywell Inc., which primarily sells distributed control system hardware, as well as with Pavilion Technologies, Inc. and the Simcon division of ABB Asea Brown Boveri (Holding) Ltd. Several smaller competitors, including Treiber Control, focus exclusively on the APC market. Emergence of a new competitor or the consolidation of existing competitors could adversely affect the Company's business, operating results and financial condition. Certain competitors also supply related hardware products to existing and potential customers of AspenTech, and may have established relationships that afford the competitors an advantage in supplying software and services to those customers.

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


PRODUCT DEVELOPMENT
           AspenTech's most important product development objective is to build upon the technical leadership of its software products both individually and as an integrated solution. Product development activities focus on adding new chemical engineering analysis and plant operations capabilities, developing new ease-of-use features and enhancing the user interface, taking advantage of new hardware capabilities and major new software industry developments, more tightly integrating AspenTech's family of software products and integrating those software products with other tools. AspenTech has focused significant efforts on the development of Windows 95 and Windows NT versions of all of its software products and continues to focus on the continued integration of its family of software products, including products acquired through past acquisitions.

           AspenTech's approach to Windows is based on a client-server architecture. AspenTech is developing Windows 95 and Windows NT clients for all of its core software products not already Windows 95 or Windows NT compatible, with simulation and database servers running on Windows NT, UNIX and DEC VMS. The objective of the Windows development is to capitalize on Windows interoperability and customization capabilities, as well as to provide highly intuitive graphical user interfaces. A native Windows development environment is used to ensure full support of all Windows features and object linking and embedding (OLE) architecture. See "Item 1a. Risk Factors -- Migration to Microsoft Windows; Emergence of Other Standards."

            AspenTech has integrated overlapping products in each business area by combining the best components from these products under a Windows graphical user interface. AspenTech is continuing to work on the development of an open, distributed object component architecture for all AspenTech products, with the products sharing common components and allowing incorporation of customer or third-party components. A central Software Engineering and Architecture department has facilitated and coordinated component development.


           AspenTech continues to invest in maintaining its technology leadership through development and enhancement of existing products and development of new products. The Company has successfully integrated closely related products such as ASPEN PLUS and SPEEDUP, as well as products from different divisions such as DMCplus and InfoPlus.21. Release 10 of ASPEN PLUS, which includes Windows NT capability, is scheduled for release by the end of the first calendar quarter of 1998 to be followed by Release 11, an equation-oriented version of ASPEN PLUS, which does not yet have a scheduled release date. In addition, the Company has completed integration of RT-OPT with [DMO], AspenTech's dynamic matrix optimization software acquired with the acquisition DMCC. The Company is also focusing certain resources on the production of a complete, integrated solution between certain enterprise resource planning ("ERP") products such as SAP's R/3 and distributed control systems. Finally, the Company has also established a year 2000 compliance program to test and, if necessary, modify software to enable it to handle the date change on and after the year 2000. There can be no assurance that AspenTech will be successful in enhancing and integrating these software products or that it will release scheduled releases on time or that a full integrated product offering will result in the benefits anticipated. See "Item 1a. Risk Factors - Product Development and Technological Change" and "Migration to Microsoft Windows; Emergence of Other Standards."


PROPRIETARY RIGHTS
           The Company regards its software as proprietary and relies on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect its proprietary rights. AspenTech has United States patents for the expert guidance system in its proprietary graphical user interface, simulation and optimization methods in its optimization software, a process flow diagram generator in its planning and scheduling software, and a process simulation apparatus in its polymers software. The Company has registered or applied to register certain of its significant trademarks in the United States and in certain other countries.

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

           AspenTech distributes its products under non-exclusive and typically nontransferable license agreements that grant customers the right to use AspenTech's products, typically for a term of either three or five years in the case of modeling software products, five and twenty-five years for planning and scheduling software, or for a term of 99 years in the case of IMS, APC and optimization software products. The license agreements contain various provisions that protect AspenTech's ownership of the products and the confidentiality of the underlying technology.

           The laws of certain countries in which the Company's products are distributed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The laws of many countries in which the Company licenses its products protect trademarks solely on the basis of registration. The Company currently possesses a limited number of trademark registrations in certain foreign jurisdictions and does not possess, and has not applied for, any foreign copyright or patent registrations. The Company derived more than 50% in fiscal 1995, approximately 45% in fiscal 1996, and more than 50% in fiscal 1997 of its total revenues from customers outside the United States.

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


EMPLOYEES
           As of June 30, 1997, AspenTech had a total of 1,239 full-time employees. None of AspenTech's employees is represented by a labor union. AspenTech has experienced no work stoppages and believes that its employee relations are good.

           While the Company has substantially expanded the breadth and depth of its management team in recent years, AspenTech's future success depends to a significant extent on the continued service of Lawrence B. Evans, the Company's chief executive officer, its other executive officers and certain technical, managerial and marketing personnel. The Company believes that its future success will also depend on its continuing ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense and there can be no assurance that AspenTech can retain its key employees or that it can attract, assimilate or retain other highly qualified technical and commercial personnel in the future. To date, six of the original eight founders of AspenTech are still employed by AspenTech and are active in its management. See "Item 1a. Risk Factors - Dependence on Key Personnel".

ITEM 1A. RISK FACTORS
           Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from the results contemplated in the forward-looking statements as a result of a number of factors, including the risk factors set forth below.

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

           Concentration of Revenues in the Chemicals and Petroleum Industries. The Company derives a significant portion of its revenues from companies in the chemicals and petroleum industries. Accordingly, the Company's future success is dependent upon the continued demand for modeling software by companies in the chemicals industry and for planning and scheduling, IMS, APC and optimization software and services by companies in the chemical and petroleum industries. The chemical and petroleum industries are highly cyclical. The Company believes that economic downturns in the United States, Europe, Japan, Asia and South America and pricing pressures experienced by chemical and petroleum companies in connection with cost-containment measures have led to delays and reductions in certain capital and operating expenditures by many of such companies worldwide. The Company's revenues have in the past been, and may in the future be, subject to substantial period-to-period fluctuations as a consequence of such industry patterns, as well as general domestic and foreign economic conditions and other factors affecting spending by companies in the Company's target process industries. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results and financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

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

           Dependence on Key Personnel. The Company's future success depends to a significant extent on Lawrence B. Evans, the Company's chief executive officer, its other executive officers, and certain key technical, managerial and marketing personnel. The loss of the services of any of these individuals or groups of individuals could have a material adverse effect on the Company's business, operating results and financial condition. None of the Company's executive officers has entered into an employment agreement with the Company, and the Company does not have, and is not contemplating securing, any significant amount of key-man life insurance on any of its executive officers or other key employees. The Company believes that its future success also will depend significantly upon its ability to attract, motivate and retain additional highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to continue to grow and operate profitably. See "Item 1. Business -- Employees."

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

           Migration to Microsoft Windows; Emergence of Other Standards. AspenTech believes that operating systems such as to Microsoft Windows, due to their interoperability and customization capabilities, are increasingly the preferred choice of certain of its customers. AspenTech has developed Windows 95 versions of its software products and Windows NT versions of most of its core products. It has developed a Windows NT version of ASPEN PLUS which is in test stages and is developing a Windows NT version of RT-OPT. There can be no assurance of customer acceptance of Windows versions of all products, or that they will be competitive with offerings form the Company's competition. Although the Company does not believe that there are currently other operating platforms which are in demand by customers, there can be no assurance that customers will not migrate to or require compatibility with other systems such as Java(TM). The Company is also aware of customer concerns that its products be able to handle the date change on and after the year 2000 and has established a compliance program to test and, if necessary, modify new versions of its products. Any such failure or delay in developing and releasing new operating systems versions or testing and/or modifying its software to be year 2000 compliant could affect the Company's competitive position or lead to product obsolescence in the future. See "Item 1. Business -- Product Development" and "-- Competition."

           Dependence on Proprietary Technology. The Company regards its software as proprietary and relies on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect its proprietary rights. AspenTech has United States patents for the expert guidance system in its proprietary graphical user interface, simulation and optimization methods in its optimization software, a process flow diagram generator in its planning and scheduling software, and a process simulation apparatus in its polymers software. The Company has registered or applied to register certain of its significant trademarks in the United States and certain other countries. The Company generally enters into non-disclosure agreements with its employees and customers, and historically has restricted access to its software products' source codes, which it regards as proprietary information. In a few cases, the Company has provided copies of the source code for certain products to customers solely for the purpose of special customization of the products and has deposited copies of the source code for certain products in third-party escrow accounts as security for on-going service and license obligations. In these cases, the Company relies on nondisclosure and other contractual provisions to protect its proprietary rights.

           The laws of certain countries in which the Company's products are distributed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The laws of many countries in which the Company licenses its products protect trademarks solely on the basis of registration. The Company currently possesses a limited number of trademark registrations in certain foreign jurisdictions and does not possess any foreign copyright or patent registrations. The Company derived more than 50% in fiscal 1995, approximately 45% in fiscal 1996, and more than 50% in fiscal 1997 of its revenues from customers outside the United States.

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

           Competition. The Company's software products compete with software tools that are internally developed by companies in the process industries and with certain process modeling, planning and scheduling, IMS, APC and optimization software products that are sold by a number of commercial suppliers. AspenTech's primary commercial competitors in the process modeling software market are Simulation Sciences, Inc., Hyprotech, Ltd. (a subsidiary of AEA Technology plc) and Chemstations, Inc. In the planning and scheduling market, the Company competes with Bonner and Moore Associates, Inc., Haverly Systems, Inc., Chesapeake Decision Science, Inc., and Ernst & Young Wright Killen. In the IMS market, AspenTech primarily competes with Oil Systems Inc. and Biles and Associates (which entered into an agreement to be acquired by Simulation Sciences, Inc. in August 1997.) and, to a lesser extent, with distributed control system vendors such as Honeywell Inc. In the APC and optimization markets, AspenTech competes with the Industrial Automation and Control business unit of Honeywell Inc., which primarily sell distributed control system hardware, as well as with Pavilion Technologies, Inc. and the Simcon division of ABB Asea Brown Boveri (Holding) Ltd. Several smaller competitors, including Treiber Control, focus exclusively on the APC market. There has also been a number of acquisitions and consolidations which expand the breadth of product and service offerings by certain of these competitors including the acquisition of both Interplant Consulting, Inc., a provider of real-time database applications, and Measurex Corporation, a provider of control systems in the pulp and paper industry, by Honeywell, Inc.; Hyprotech, Ltd. by AEA Technologies plc; and Visual Solutions, Inc., a provider of simulation software and services, the on-line technology division of Raytheon Engineers Contractors, Inc. and Biles & Associates, a provider of information management and control solutions, by Simulation Sciences, Inc. Emergence of a new competitor or the consolidation of existing competitors could adversely affect the Company's business, operating results and financial condition. Certain competitors also supply related hardware products to existing and potential customers of AspenTech, and may have established relationships that afford the competitors an advantage in supplying software and services to those customers. The Company's continued success depends on its ability to compete effectively with its commercial competitors and to persuade prospective customers to use the Company's products and services instead of, or in addition to, software developed internally or services provided by their own personnel. In light of these factors, there is no assurance that the Company will be able to maintain its competitive position. See "Item 1. Business -- Competition."

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

           International Operations. The Company derived more than 50% in fiscal 1995, approximately 45% in fiscal 1996, and more than 50% in fiscal 1997 of its revenues from customers outside the United States. The Company anticipates that revenues from customers outside the United States will continue to account for a significant portion of its total revenues in the foreseeable future. The Company's operations outside the United States are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, difficulties or delays in translating products and product documentation into foreign languages, and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

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


ITEM 2.  PROPERTIES
           AspenTech's principal offices occupy the entire building (approximately 110,000 square feet) of office space in Cambridge, Massachusetts, where its principal offices are located. AspenTech's lease of the premises of its principal offices expires on September 30, 2002. In addition, AspenTech and its subsidiaries lease office space in Midlothian, Virginia, Brecksville and Cincinnati, Ohio; Houston, Texas; Bothell, Washington; Brussels, Belgium; Calgary, Alberta, Canada; Cambridge and Warrington, England; Hong Kong; Tokyo, Japan; Best, The Netherlands; Singapore; and other locations of its sales and customer support offices. AspenTech believes that its existing facilities are adequate for its needs currently and for the reasonably foreseeable future and that, if additional space is needed, such space will be available on acceptable terms.


ITEM 3.  LEGAL PROCEEDINGS
           AspenTech is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company, and their ages as of September 26, 1997, are as follows:


                NAME                    AGE                  POSITION
       ---------------------------      ---      --------------------------------------
       Lawrence B. Evans.....            62      Chairman of the Board of Directors
                                                 and
                                                 Chief Executive Officer
       Joseph F. Boston......            60      President and Director
       Gresham T. Brebach, Jr. (2)       56      Director
       Douglas R. Brown(2)               43      Director
       Joan C. McArdle(1)(2)             45      Director
       Alison Ross(1)........            37      Director
       David L. McQuillin                40      Executive Vice President,
                                                 Worldwide Sales & Marketing
       Mary A. Palermo.......            40      Executive Vice President, Finance
                                                 and
                                                 Chief Financial Officer
       Joel B. Rosen.........            39      Executive Vice President
       John Ayala                        42      Senior Vice President
       Herbert I. Britt......            52      Senior Vice President,
                                                 and
                                                 Chief Technical Officer
       Michael Catt..........            45      Senior Vice President
       John Derbyshire.......            46      Senior Vice President
       Vladimir Mahalec......            50      Senior Vice President
       David Mushin..........            41      Senior Vice President
       Stephen J. Doyle......            44      Vice President, General Counsel
                                                 and
                                                 Chief Legal Officer
       Lisa Zappala..........            37      Treasurer

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

         Gresham T. Brebach, Jr. has served as a director of the Company since August 1995. Since February 1997, Mr. Brebach has been President and Chief Executive Office of Nextera Enterprises, L.L.C., a Lexington, Massachusetts based consulting company. Between January 1995 and February 1997, Mr. Brebach was Executive Vice President -- Client Services of Renaissance Solutions,

Inc., a provider of management consulting and client/server systems integration services. From August 1994 to December 1994, Mr. Brebach operated his own consulting firm, Brebach and Associates. From April 1993 to August 1994, Mr. Brebach served as Executive Vice President of Digital Consulting, the management consulting division of Digital Equipment Corporation. From December 1989 to April 1993, Mr. Brebach was a Director in the Consumer and Industrial Products sector of McKinsey & Company, a management consulting firm.

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

         David L. McQuillin has served as Executive Vice President, Worldwide Sales & Marketing since June 1997. Prior to joining the Company, Mr. McQuillin held several positions at Honeywell, Inc. Mr. McQuillin holds a B.S., in Applied Science from Miami University.

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

         Joel B. Rosen has served as Executive Vice President, since December 1995. He joined the Company as Director of Marketing in August 1988, and was promoted to Vice President, Marketing in April 1991, to Senior Vice President, Marketing in June 1993 and to Senior Vice President, Marketing and New Businesses in July 1994. From 1984 to 1988, Mr. Rosen held several positions at Bain & Company. Mr. Rosen holds an A.B. in Economics from Harvard College and an M.B.A. from the Harvard Graduate School of Business Administration.

         John S. Ayala has served as Senior Vice President of the Company and President, Advanced Control and Optimization Division since May 1997. Prior to its merger with AspenTech in 1996, he served as Vice President, Optimization of Dynamic Matrix Control Corporation. From 1987 to 1996, he served as Senior Vice President of Optimization. Mr. Ayala holds B.S. and M.S. degrees in Chemical Engineering from M.I.T.


         Herbert I. Britt, a founder of the Company, has served as Senior Vice President, Corporate Product Planning and Development since January 1996 and Chief Technical Officer since April 1997. Since the Company's inception Mr. Britt has led its product development efforts in various capacities. From 1981 to March 1991, he served as Vice President, Product Development, and from April 1991 to January 1996, he served as Senior Vice President, Product Management. From 1977 to 1981, he was an Associate Project Manager for the ASPEN Project at M.I.T. Mr. Britt holds a B.S. and Ph.D. in Chemical Engineering from the University of Missouri.


         Michael L. Catt has served as Senior Vice President, Production Management Division since 1996. Prior to its merger with AspenTech, 1996, he served as Vice President, Sales and Marketing of Setpoint, Inc. Mr. Catt holds a B.S. in Chemical Engineering from Perdue University.

         John Derbyshire has served as Senior Vice President, since January 1996. Prior to its merger with AspenTech, he served as Vice President and General Manager of Software Products Division of Setpoint, Inc. Mr. Derbyshire holds a B.S. in Chemical Engineering from University of Salford, United Kingdom.

         Vladimir Mahalec has served as Senior Vice President, since January 1996. He joined the Company in October 1991 as Vice President and was promoted to Vice President and General Manager of Optimization in 1994. Mr. Mahalec has his dipl.Ing from the University of Zagreb Croatia and obtained a Ph.D. from the University of Houston under a Fullbright Scholarship program.

         David Mushin has served as Senior Vice President and General Manager, Information Management Division since January 1996. From 1991 to 1996, Mr. Mushin served as Vice President and General Manager of Plant Operations. Prior to its merger with AspenTech in 1991, he served as General Manager of Prosys Technology. Mr. Mushin holds a Masters in Chemical Engineering from the University of Cambridge, England.


         Stephen J. Doyle has served as Vice President, General Counsel and Chief Legal Officer since September 1996. Prior to joining the Company, Mr. Doyle was a partner in Mirick, O'Connell, DeMallie & Lougee concentrating in technology and international business law from 1994 to 1996. From 1986 to 1994, Mr. Doyle was International Counsel to Prime Computer (renamed Computervision Corporation) and from 1981 to 1985 was International Attorney for the Bank of Boston. From 1978 to 1981, Mr. Doyle was an attorney in private practice. Mr. Doyle holds a B.A. from Georgetown University and J.D. and M.B.A. degrees from the University of Denver.


         Lisa Zappala has served as Treasurer since 1985. She joined the company in January 1993 as Director of Financial Operations and was promoted to Treasurer in 1985. From 1981 to 1993, Ms. Zappala held several positions at Arthur Andersen LLP. Ms. Zappala holds a B.S. in Accounting from Boston College and is a C.P.A.



         The Company's Board of Directors is divided into three classes, with one class of directors elected each year at the annual meeting of stockholders for a three-year term of office. All directors of one class hold their positions until the annual meeting of stockholders at which the terms of the directors in such class expire and until their respective successors are elected and qualified. Mr. Evans and Ms. McArdle serve in the class whose terms expire in 1997; and Mr. Boston and Mr. Brebach serve in the class whose terms expire in 1998. Mr. Brown and Ms. Ross serve in the class whose terms expires in 1999. Executive officers of the Company are elected annually by the Board of Directors and serve at the discretion of the Board of Directors or until their successors are duly elected and qualified.

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

         Directors who are not full-time employees of the Company receive an annual fee of $15,000 for their services, plus $1,500 for each regularly scheduled meeting attended. Directors also participate in the 1995 Directors Stock Option Plan.

         The Company has adopted its 1995 Employees Stock Purchase Plan (the "Stock Purchase Plan"), its 1995 Stock Option Plan (the "1995 Plan"), 1995 Directors Stock Option Plan (the "1995 Directors Plan") and 1996 Special Stock Option Plan ("1996 Special Plan") which provided for the issuance of incentive stock options and non-qualified options and its 401(k) Plan (the "401(k) Plan"). See Notes 9(c), (d) and (e) and Note 14 of Notes to Consolidated Financial Statements.

         The Board of Directors has appointed an Audit Committee and a Compensation Committee. The Audit Committee reviews the scope and results of the annual audit of the Company's consolidated financial statements conducted by the Company's independent accountants, the scope of other services provided by the Company's independent accountants, proposed changes in the Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to its internal accounting, auditing and financial controls. The Audit Committee also makes recommendations to the Board of Directors on the engagement of the independent accountants, as well as other matters which may come before it or as directed by the Board of Directors. The Compensation Committee administers the Company's compensation programs, including the Stock Purchase Plan, the 1995 Plan, the 1995 Directors Plan, the 1996 Special Plan and the 401(k) Plan, and performs such other duties as may from time to time be determined by the Board of Directors.

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



FISCAL 1996              HIGH            LOW
-----------              ----            ---
First Quarter ........  $15.00         $11.75
Second Quarter .......   18.50          12.375
Third Quarter ........   21.50          15.75
Fourth  Quarter ......   28.625         21.125


                         HIGH            LOW
                         ----            ---
FISCAL 1997
-----------
First Quarter .......   $36.375        $20.00
Second Quarter ......    42.50          29.625
Third Quarter .......    41.00          25.75
Fourth Quarter ......    39.625         24.75

         As of June 30, 1997, there were 826 holders of record of the Common Stock. The Company has never declared or paid cash dividends on its capital stock.

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



ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated balance sheet data as of June 30, 1996 and 1997 and the selected consolidated statement of income data for each of the years ended June 30, 1995, 1996 and 1997 have been derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, included elsewhere in this Form 10-K. The selected consolidated balance sheet data as of June 30, 1993, 1994 and 1995 and the selected consolidated statement of income data for the year ended June 30, 1993 have been derived from the Company's Consolidated Financial Statements, which also have been audited by Arthur Andersen LLP, not included in this Form 10-K. The following selected consolidated financial data are qualified by reference to the more detailed Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K, and should be read in conjunction with such Consolidated Financial Statements and Notes and the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                    YEAR ENDED JUNE 30,
                                                        ---------------------------------------------------------------------------
                                                          1993            1994            1995             1996              1997
                                                        --------        --------        ---------        ---------        ---------
                                                                         (In thousands, except per share data)
STATEMENT OF INCOME DATA:
   Revenues .....................................       $ 33,867        $ 44,975        $  57,498        $ 103,609        $ 180,299
                                                        --------        --------        ---------        ---------        ---------

   Cost of revenues .............................          8,918           9,641           10,257           26,425           53,240
   Selling and marketing ........................         11,744          18,095           23,233           34,691           53,517
   Research and development .....................          7,268           8,159           11,375           20,208           31,153
   General and administrative ...................          4,529           4,460            5,132            9,565           15,933
   Charge for in-process research and development             --              --               --           24,421            8,664
   Costs related to acquisition .................             --              --              950               --               --
                                                        --------        --------        ---------        ---------        ---------

                                                          32,459          40,355           50,947          115,310          162,507
                                                        --------        --------        ---------        ---------        ---------
      Income (loss) from operations .............          1,408           4,620            6,551          (11,701)          17,792

   Foreign currency exchange gain (loss ) .......             47             (56)              34             (223)            (236)
   Income (loss) on equity in joint ventures ....             --             (39)              22               10               26
   Interest income ..............................          2,012           1,789            3,095            3,666            5,323
   Interest expense .............................           (532)           (529)            (561)          (1,323)            (151)
                                                        --------        --------        ---------        ---------        ---------

      Income (loss) from continuing operations
        before provision for income taxes .......          2,935           5,785            9,141           (9,571)          22,754

   Provision for income taxes ...................          1,081           2,087            3,725            5,614            9,599
                                                        --------        --------        ---------        ---------        ---------
   Income (loss) from continuing operations .....          1,854           3,698            5,416          (15,185)          13,155

   Discontinued operations:
      Income (loss) from operations .............            (40)             --               --               --               --
      Loss on disposal ..........................           (532)             --               --               --               --
                                                        --------        --------        ---------        ---------        ---------
   Net income (loss) ............................       $  1,282        $  3,698        $   5,416        $ (15,185)       $  13,155
                                                        ========        ========        =========        =========        =========

   Net income (loss) per common and
      common equivalent share (1)(2):
   Continuing operations ........................       $   0.14        $   0.28        $    0.35        $   (0.96)       $    0.63

                                                        ========        ========        =========        =========        =========
   Net income (loss) ............................       $   0.10        $   0.28        $    0.35        $   (0.96)       $    0.63
                                                        ========        ========        =========        =========        =========

   Weighted average number of common and
     common equivalent shares outstanding(1) ....         12,938          13,090           15,562           15,857           20,967
                                                        ========        ========        =========        =========        =========


                                                                         YEAR ENDED JUNE 30,
                                                    -----------------------------------------------------------------
                                                     1993          1994          1995           1996           1997
                                                    -------       -------       -------       --------       --------
                                                                            (In thousands)
BALANCE SHEET DATA:
Working capital .............................       $ 6,123       $ 7,774       $27,594       $ 68,917       $ 71,011
Total assets ................................        32,764        42,009        75,697        160,167        192,264
Long-term debt and capital lease obligations,
  less current portion ......................         2,251         2,576         4,087            706            462
Total stockholders' equity ..................        13,402        17,156        41,789         99,835        131,441


--------------------------
(1) Computed as described in Note 2(i) of Notes to Consolidated Financial Statements.
(2) The Company has never declared or paid cash dividends on its capital stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Since its founding in 1981, the Company has developed and marketed software and services to the process industries. The Company's revenues have grown each year since 1983, when the Company introduced the commercial version of its ASPEN PLUS modeling software product. In addition to internally generated growth, the Company has completed a number of acquisitions during the past three fiscal years. In the fourth quarter of fiscal 1995, AspenTech acquired ISI, a leading supplier of IMS software. In the third quarter of fiscal 1996, the Company acquired DMCC and Setpoint, gaining additional expertise in IMS, APC, and optimization software and services. In the second quarter of fiscal 1997, AspenTech acquired four additional companies, B-Jac International, the process control division of Cambridge Control Limited, the planning and scheduling software division of Bechtel Corporation and Basil Joffe Associates, Inc. gaining additional modeling, APC, planning, and scheduling expertise. The ISI and B-Jac International acquisitions were accounted for as pooling of interest transactions. The Company's financial statements, due to the immateriality of the B-Jac acquisition, have been restated for ISI only. The remaining acquisitions were accounted for as purchase transactions; therefore, only the portion of their results of operations subsequent to the acquisition dates is included in the Company's operating results. As a result, comparisons of results for the years ended June 30, 1997, 1996, and 1995 are not meaningful.

         The Company typically licenses its modeling software products to customers for terms of either three or five years, planning and scheduling software for five or twenty-five years, and its IMS, APC and optimization software products for terms of 99 years. See "Item 1. Business -- Products and Services." Because in all cases the licenses are noncancelable and do not impose significant obligations on the Company, the Company recognizes software license revenues upon shipment in accordance with generally accepted accounting principles. In the case of license renewals, revenue is recognized upon execution of a renewal license agreement. The Company recognizes revenues from customer support ratably over the term of the license. If a customer elects to pay for a license in annual installments, the Company charges an implicit amount of interest and recognizes interest income over the term of the license. A substantial majority of the Company's term licenses have been renewed upon expiration. However, there can be no assurance that customers will continue to renew expiring term licenses at the historical rate.

         The Company's revenues historically have been derived principally from the licensing of software products. Since the acquisitions of DMCC and Setpoint, the Company has generated a significantly greater amount of consulting revenues from services for the implementation of its off-the-shelf software products. The Company recognizes service revenues as services are performed. Service revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the portion of costs incurred to date as a percentage of the estimated total (primarily labor) costs for each contract. Service revenues from time and expense contracts are recognized as the related services are performed. Training revenues are recognized as services are performed. Services that have been performed but for which billings have not been made are recorded as unbilled receivables, and billings for which services have not been performed are recorded as unearned revenues on the Company's Consolidated Balance Sheets.

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

         The Company's operating costs include the amortization of intangible assets, including goodwill, arising from the acquisitions of DMCC, Setpoint, the Process Control Division of Cambridge Control Limited, Bechtel Corporation PIMS and Basil Joffe Associates, Inc. The net balance of these intangible assets as of June 30, 1997 is approximately $12.8 million and is being amortized over periods ranging from 18 months to 12 years. The amortization was approximately $2,528,000 in fiscal 1997 and will be approximately $564,000 for each of the next fourteen quarters.

         On August 27, 1997 and August 28, 1997 the Company acquired 100% of the outstanding shares of NeuralWare, Inc. (NeuralWare) and the SAST Corporation Limited (SAST), both accounted for as pooling-of-interests. NeuralWare is a provider of neural net technology and SAST is a provider of dynamic simulation and operator training services. Since the transactions occurred after the end of the 1997 fiscal year, they had no affect on operations. See footnote 3(g) "Acquisitions Subsequent to Year End" to "Notes to Consolidated Financial Statements".

          RESULTS OF OPERATIONS

         The following table sets forth the amount and percentage of total revenues represented by certain consolidated statement of income data for the periods indicated:

                                                                            Year Ended June 30,
                                                      ------------------------------------------------------------------
                                                              1995                   1996                     1997
                                                      --------------------  --------------------   ---------------------
                                                                           (Dollars in thousands)
Revenues:
Software licenses .................................   $ 45,649       79.4%  $  65,644       63.4%  $  97,240       53.9%
  Maintenance and other services ..................     11,849       20.6      37,965       36.6      83,059       46.1
                                                      --------       ----    --------       ----     -------       ----
                                                        57,498      100.0     103,609      100.0     180,299      100.0
                                                      --------       ----    --------       ----     -------       ----
Expenses:
  Cost of software licenses .......................      2,799        4.9       3,476        3.4       4,538        2.5
  Cost of services and other ......................      7,458       13.0      22,949       22.1      48,702       27.0
  Selling and marketing ...........................     23,233       40.4      34,691       33.5      53,517       29.7
  Research and development ........................     11,375       19.8      20,208       19.5      31,153       17.3
  General and administrative ......................      5,132        8.9       9,565        9.2      15,933        8.8
  Charge for in-process research
  and development .................................         --       --        24,421       23.6       8,664        4.8
  Costs related to acquisition ....................        950        1.6          --       --            --       --
                                                      --------       ----    --------       ----     -------       ----
                                                        50,947       88.6     115,310      111.3     162,507       90.1
                                                      --------       ----    --------       ----     -------       ----
                  Income (loss) from operations ...      6,551       11.4     (11,701)     (11.3)     17,792        9.9

Foreign currency exchange gain (loss) .............         34        0.1        (223)      (0.3)       (236)      (0.1)

Income  on equity in joint ventures ...............         22       --            10       --            26       --

Interest income ...................................      3,095        5.4       3,666        3.5       5,323        2.9
Interest expense ..................................       (561)      (1.0)     (1,323)      (1.2)       (151)      (0.1)
                                                      --------       ----    --------       ----     -------       ----

    Income (loss) before provision for income taxes      9,141       15.9      (9,571)      (9.3)     22,754       12.6

Provision for income taxes ........................      3,725        6.5       5,614        5.4       9,599        5.3
                                                      --------       ----    --------       ----     -------       ----

                  Net income (loss) ...............   $  5,416        9.4%  ($ 15,185)     (14.7%)   $13,155        7.3%
                                                      ========       ====    ========       ====     =======       ====

COMPARISON OF FISCAL 1997 TO FISCAL 1996

         The Company acquired DMCC and Setpoint in the third quarter of fiscal 1996 and have subsequently taken steps to integrate and reorganize the operations. The operations of DMCC and Setpoint at the time of acquisition were roughly the same size as AspenTech. As a result, the Company's operations for fiscal 1997 and fiscal 1996 are not directly comparable. In addition the Company acquired and subsequently integrated four companies in the second quarter of fiscal 1997: B-Jac International, the Process Control Division of Cambridge Controls Limited, the planning and scheduling software group of Bechtel Corporation (PIMS), and Basil Joffe and Associates, Inc. The operations of all these acquisitions individually and combined is immaterial to the Company's historical statements.

         Revenues. Revenues are derived from software licenses and services. Total revenues for fiscal 1997 increased 74.0% to $180.3 million from $103.6 in fiscal 1996.

         Software license revenues represented 53.9% and 63.4% of total revenues in fiscal 1997 and 1996, respectively. Revenues from software licenses in fiscal 1997 increased 48.1% to $97.2 million from $65.6 million in fiscal 1996. The growth in software license revenues was attributable both to internal growth in existing operations and to additional licenses entered into by the acquired subsidiaries. The internal growth in software license revenues was attributable to renewals of software licenses covering existing users, the expansion of existing customer relationships through licenses covering additional users and additional software products, and, to a lesser extent, the addition of new customers. The decrease in software license as a percentage of total revenues was attributable to the growth of service revenues resulting from the Company's acquisitions of DMCC and Setpoint.

         Total revenues from customers outside the United States were $94.3 million or 52.3% of total revenues and $47.1 million, or 45.4% of total revenues for fiscal 1997 and 1996, respectively.

         Revenues from services and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Since the acquisitions of DMCC and Setpoint, the Company has generated a significantly greater amount of consulting services for the analysis, design and automation of process manufacturing plants. As a result of the acquisitions and the subsequent expansion of the combined services execution capability, revenues from services and other for fiscal 1997 increased 118.8% to $83.1 million from $38.0 million in fiscal 1996.

         Neither the Company's joint venture and similar activities, nor any discounting or similar activities has historically had a material effect on the Company's revenues.

         Cost of Software Licenses. Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. Cost of software licenses for fiscal 1997 increased 30.6% to $4.5 million from $3.5 million in fiscal 1996. Cost of software licenses as a percentage of revenues from software licenses decreased to 4.7% in fiscal 1997 from 5.3% in fiscal 1996. This decrease was due to the spreading of fixed production and delivery costs over a larger revenue base and to the generation of a greater portion of sales having minimal third-party royalty costs.

         Cost of Services and Other. Cost of services and other consists of the cost of execution of application consulting services, technical support services, the cost of training services and the cost of manuals sold separately. Cost of services and other in fiscal 1997 increased 112.2% to $48.7 million from $22.9 million in fiscal 1996. Cost of services and other as a percentage of revenues from services and other decreased to 58.6% in fiscal 1997 from 60.4% in fiscal 1996. The percentage decrease reflected not only a change in mix of services provided by the Company but improvement in the efficiency of project execution.

         Selling and Marketing. Selling and marketing expenses in fiscal 1997 increased 54.3% to $53.5 million from $34.7 million in fiscal 1996 while decreasing as a percentage of total revenues to 29.7% from 33.5%. The percentage decrease in costs reflects the Company's leveraging of its worldwide sales and technical sales force to market all of the Company's products and services. The Company continues to invest in sales personnel and regional sales offices to improve the Company's geographic proximity to its customers, to maximize the penetration of existing accounts and to add new customers.

         Research and Development. Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct the Company's product development efforts. Capitalized research and development costs are amortized over a three-year period. Research and development costs in fiscal 1997 increased 54.2% to $31.2 million from $20.2 in fiscal 1996 while decreasing as a percentage of total revenues to 17.3% from 19.5%. The increase in costs principally reflects investment in a suite of next generation products from overlapping technology purchased through the series of acquisitions and a continued investment in the

Company's core modeling products. The Company capitalized 7.1% and 4.3% of its total research and development costs during 1997 and 1996 respectively.

         General and Administrative. General and administrative expenses consist primarily of salaries of administrative, executive, financial, and legal personnel, outside professional fees and amortization of intangibles. General and administrative expense in fiscal 1997 increased 66.6% to $15.9 million from $9.6 million in fiscal 1996, and decreased as a percentage of total revenues to 8.8% from 9.2% in fiscal 1996. The decrease is the result of improvement in the efficiency of the administrative group over an increasing revenue base.

         Charge for In-Process Research and Development. In the second quarter of fiscal 1997, the Company recognized a non-recurring charge of $8.7 million for the write-off of in-process research and development in connection with the acquisitions of the Process Control Division of Cambridge Controls, LTD., the planning and scheduling software group of Bechtel Corporation , and Basil Joffe and Associates, Inc. The Company recognized a similar charge during the third quarter of fiscal 1996 of $24.4 million in connection with its acquisition of DMCC and Setpoint.

         Interest Income. Interest income is generated primarily from the sale of software pursuant to installment contracts for off-line modeling software. Under these contracts, the Company offers customers the option to make annual payments for term licenses instead of a single license fee payment at the beginning of the license term. A substantial majority of the off-line modeling customers elect to license these products through installment contracts. The Company believes this election is made principally because the customers prefer to pay for the Company's off-line modeling products out of their operating budget, rather than out of their capital budgets. Included in the annual payments is an implicit interest charge based upon the interest rate established by the Company at the time of the license. The Company sells a portion of the installment contracts to unrelated financial institutions. The interest earned by the Company on the installment contract portfolio in any one year is the result of the implicit interest established by the Company on installment contracts and the size of the contract portfolio. Interest income in fiscal 1997 increased 45.2% to $5.3 million from $3.7 million in fiscal 1996. Interest income increased as a result of investment of the net proceeds of the Company's public offering completed in June 1996 and a larger installment contract portfolio.

         Interest Expense. Interest expense is generated from interest charged on the Company's line of credit, subordinated notes payable to the Massachusetts Capital Resource Company, a promissory note issued in connection with the Setpoint acquisition, and capital lease obligations. Interest expense in fiscal 1997 decreased to $0.2 million from $ 1.3 million in fiscal 1996. This decrease reflects the repayment at the end of fiscal 1996 of borrowings under the Company's line of credit, the subordinated notes and the promissory note issued in connection with the acquisition of Setpoint.

         Provision for Income Taxes. The effective tax rate in fiscal 1997 and 1996 is calculated as a percentage of income before taxes, exclusive of the non-recurring charges for in-process research and development. The effective tax rate decreased in fiscal 1997 to 36.0% of pretax income from 37.8% in fiscal 1996. This decrease is primarily due to utilization of various tax credits and carryforwards.

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

         Cost of Software Licenses. Cost of software licenses for fiscal 1996 increased 24.2% to $3.5 million from $2.8 million in fiscal 1995. Cost of software licenses as a percentage of revenues from software licenses decreased to 5.3% in fiscal 1996 from 6.1% in fiscal 1995. This decrease was due to the spreading of fixed production and delivery costs over a larger revenue base and to the generation of a greater portion of sales having minimal third-party royalty costs.

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

         Research and Development. Research and development expenses in fiscal 1996 increased 77.7% to $20.2 million from $11.4 million in fiscal 1995 while decreasing as a percentage of total revenues to 19.5% from 19.8%. The increase in costs principally reflects continued investment in development of the Company's core modeling products and a common software architecture encompassing the Company's expanded family of software products, as well as a reduction in the amount of research and development capitalized during the period. The Company capitalized 4.3% and 8.1% of its total research and development costs during fiscal 1996 and 1995, respectively.

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

         The following table presents selected quarterly statement of income data for fiscal 1995, fiscal 1996 and fiscal 1997. These data are unaudited but, in the opinion of the Company's management, reflect all adjustments that the Company considers necessary for a fair presentation of these data in accordance with generally accepted accounting principles. As a result of the acquisitions of DMCC and Setpoint in purchase transactions during the quarter ended March 31, 1996, the quarterly results presented below are not indicative of future results of operations.

                                                                                     QUARTER ENDED
                                                -----------------------------------------------------------------------------------
                                                         FISCAL 1996                                      FISCAL 1997
                                                -----------------------------------------------------------------------------------
                                                Sept.30     Dec.31     Mar.31    June 30    Sept.30     Dec.31    Mar.31    June 30
                                                --------   --------   --------   --------   --------   --------   -------  --------
Revenues:
  Software licenses ..........................  $  9,927   $ 13,980   $ 17,923   $ 23,814   $ 16,131   $ 23,928   $26,656  $ 30,525
  Maintenance and other services .............     3,342      3,960     13,169     17,494     18,737     20,273    21,320    22,729
                                                --------   --------   --------   --------   --------   --------   -------  --------
                                                  13,269     17,940     31,092     41,308     34,868     44,201    47,976    53,254
Expenses:
  Cost of software licenses ..................       591        972        938        975        816      1,268     1,183     1,271
  Cost of maintenance and other services .....     1,847      2,140      8,397     10,565     11,129     11,984    12,464    13,125
  Selling and marketing ......................     6,033      7,071      9,631     11,956     11,286     12,953    14,207    15,071
  Research and development ...................     3,457      3,731      5,834      7,186      6,964      7,141     7,861     9,187
  General and administrative .................     1,288      1,375      3,133      3,769      3,721      3,959     4,342     3,911
  Charge for in-process research
   and development ...........................        --         --     24,421         --         --      8,664        --        --
                                                --------   --------   --------   --------   --------   --------   -------  --------
                                                  13,216     15,289     52,354     34,451     33,916     45,969    40,057    42,565
             Income (loss) from operations ...        53      2,651    (21,262)     6,857        952     (1,768)    7,919    10,689

Other income (expense) .......................       (56)       (17)       (69)       (71)       (22)       (88)       --      (100)
Interest income, net .........................       870        877        434        162      1,345      1,236     1,126     1,465
Income (loss) before provision for
income taxes .................................       867      3,511    (20,897)     6,948      2,275       (620)    9,045    12,054
Provision for income
taxes ........................................       329      1,349      1,339      2,597        865      1,341     3,418     3,975
                                                --------   --------   --------   --------   --------   --------   -------  --------

 Net income (loss) ...........................  $    538   $  2,162   $(22,236)  $  4,351   $  1,410   $ (1,961)  $ 5,627  $  8,079
                                                ========   ========   ========   ========   ========   ========   =======  ========

LIQUIDITY AND CAPITAL RESOURCES

         In recent years, the Company has financed its operations principally through cash generated from sales of securities through private placements and public offerings of its Common Stock, operating activities, the sale of installment contracts to third parties and, at certain times during the year, borrowings under a bank line of credit.

         In the fourth quarter of fiscal 1996 and in the second and third quarters of fiscal 1995, the Company received a total of approximately $87.0 million of net proceeds from its initial public offering and subsequent public offerings. A portion of the total net proceeds was used for working capital and other general corporate purposes, to pay a portion of the purchase prices of DMCC and Setpoint and to repay outstanding indebtedness under its bank line of credit, subordinated notes and a promissory note issued in conjunction with the purchase of Setpoint. The Company evaluates on an ongoing basis potential opportunities to acquire or invest in technologies, products or businesses that expand, complement or are otherwise related to the Company's current business and products. See "Item 1a. Risk Factors - Risks Associated with Future Acquisitions."

         In fiscal 1997, operating activities provided $0.8 million of cash primarily as a result of net income, increases in accounts payable, accrued expenses and deferred revenue offset in part by increases in long-term installments receivable and accounts receivable. In fiscal 1996 and 1995, operating activities provided $18.4 million and $3.6 million of cash, respectively, primarily related to net income and increases in accounts payable, accrued expenses and deferred revenue, offset in part by increases in accounts receivable.

         In recent years, the Company has had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Sanwa Business Credit Corporation. These contracts represent amounts due over the life of existing term licenses. During fiscal 1997, installment contracts increased by $20.3 million to $50.0 million, net of $30.2 million of installment contracts sold to General Electric Capital Corporation and Sanwa Business Credit Corporation. During fiscal 1996, installment contracts decreased by $1.8 million to $29.8 million, net of $28.9 million of installment contracts sold to General Electric Capital Corporation and Sanwa Business Credit Corporation. The Company's arrangements with these two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At June 30, 1997 and June 30, 1996, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $57.8 million and $42.7 million, respectively, for which the Company had partial recourse obligations of $6.6 million and $11.5 million, respectively. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold. See Note 12 of Notes to Consolidated Financial Statements.

         The Company maintains a $30.0 million bank line of credit, expiring on December 31, 1998, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate (8.5% at June 30, 1997) equal to the bank's prime rate plus a specified margin or, at the Company's option, a rate (5.69% at June 30, 1996) equal to a defined LIBOR plus a specified margin. The bank line of credit is secured by a pledge of substantially all of the assets of the Company and its United States subsidiaries. The line of credit agreement requires the Company to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net income before taxes and of the ratio of current assets to current liabilities. As of June 30, 1997, there were no outstanding borrowings under the line of credit.

         The Company's commitments as of June 30, 1997 consisted primarily of leases on its headquarters and other facilities. See "Item 1. Business -- Facilities." There were no other material commitments for capital or other expenditures. The Company believes its current cash balances, availability of sales of its installment contracts, availability under its bank line of credit and cash flows from its operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

INFLATION

         Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have significant impact during fiscal 1998.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company are listed in the Index to Financial Statements filed in Item 14(a)(i) as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS

         Certain of the information concerning the directors of the Company required under this Item is contained in "Item 4a. Executive Officers of the Registrant," and the remainder of such information is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1997, under the heading "Election of Directors."

         EXECUTIVE OFFICERS

         Certain of the information concerning the executive officers of the Company required under this Item is contained in "Item 4a. Executive Officers of the Registrant," and the remainder of such information is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1997, under the heading "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

         The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1997, under the heading "Executive Officer Compensation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1997, under the heading "Share Ownership of Principal Stockholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1997, under the heading "Certain Relationships and Related Transactions.".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1)    Financial Statements                                             Page
          --------------------                                             ----

       -  Report of Independent Public Accountants                         F-2
       -  Consolidated Financial Statements:
       -  Balance Sheets as of June 30, 1996 and 1997                      F-3
       -  Statements of Operations for the years ended
             June 30, 1995, 1996 and 1997                                  F-4

       -  Statements of Stockholders' Equity for the
             years ended June 30, 1995, 1996 and 1997                      F-5

       -  Statements of Cash Flows for the years ended
             June 30, 1995, 1996 and 1997                                  F-6

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

       (a)(3)     Exhibits

      *       3.1     - Restated Articles of Organization of the Registrant.

     **       3.2     - By-laws of Registrant.

    ***       4.1     - Specimen Certificate for Shares of the Registrant's
                        Common Stock, $.10 par value.

    ***       10.1    - Lease Agreement between Registrant and Teachers
                        Insurance and Annuity Association of America regarding Ten Canal Park, Cambridge, Massachusetts.

    ***       10.2    - System License Agreement between the Registrant and the
                        Massachusetts Institute of Technology, dated March 30, 1982, as amended.

    ***+      10.3    - Non-Equilibrium Distillation Model Development and
                        License Agreement between the Registrant and Koch Engineering Company, Inc., as amended.

    ***+      10.3a. -  Letter, dated October 19, 1994, from the Company to Koch
                        Engineering Company, Inc., pursuant to which the Company elected to extend the term of the Company's license under the Non-Equilibrium Distillation Model Development and License Agreement.

    ***+      10.4    - Batch Distillation Computer Program Development and
                        license agreement between Process Simulation Associates, Inc. and Koch Engineering Company, Inc.

    ***+      10.5    - Agreement between the Registrant and Imperial College of
                        Science, Technology and Medicine regarding Assignment of SPEEDUP.

              10.6  *** (a)   Subordinated Note and Warrant Purchase
                              Agreement dated as of May 7, 1991 between the Registrant and Massachusetts Capital Resource
                              Company.

                    *** (b) Subordinated Note due 1998 dated as of May 7, 1991 issued by Registrant to Massachusetts Capital Resource Company.

                    *** (c)   Common Stock Purchase Warrant No. 91-1.

                    *** (d)   Common Stock Purchase Warrant No. 91-2.

                    *** (e) Subordinated Note Purchase Agreement dated as of August 22, 1994 between the Registrant and Massachusetts Capital Resource Company.

                    *** (f) Subordinated Note due 1997 dated as of August 22, 1994 issued by Registrant to Massachusetts Capital Resource Company.

                    *** (g) Security Agreement dated as of July 24, 1989 between the Registrant and Massachusetts Capital Resource Company, as amended.

         ***  10.7    - Noncompetition, Confidentiality and Proprietary Rights
                        Agreement between the Registrant and Lawrence B. Evans.

         ***  10.8    - Noncompetition, Confidentiality and Proprietary Rights
                        Agreement between the Registrant and Joseph F. Boston.

         ***  10.9    - Noncompetition, Confidentiality and Proprietary Rights
                        Agreement between the Registrant and Paul W. Gallier.

         ***  10.10   - Noncompetition, Confidentiality and Proprietary Rights
                        Agreement between the Registrant and Herbert I. Britt.

         ***  10.11   - 1988 Non-Qualified Stock Option Plan, as amended.

          ++  10.12   - 1995 Stock Option Plan

          ++  10.13   - 1995 Directors Stock Option Plan

          ++  10.14   - 1995 Employees Stock Purchase Plan

              10.15   + ***(a)      Vendor Program Agreement between the
                                    Registrant and General Electric Capital
                                    Corporation.

                          *(b) Rider No. 1, dated December 14, 1994, to Vendor Program Agreement between the Registrant and General Electric Capital Corporation.

        ***+  10.16   - Letter Agreement between the Registrant and Sanwa
                        Business Credit Corporation.

         ***  10.17   - Form of Employee Confidentiality and Non-Competition
                        Agreement.

         ***  10.18   - Equity Joint Venture Contract between the Registrant and
                        China Petrochemical Technology Company.

        ****  10.19   - Amended and Restated Agreement and Plan of
                        Reorganization, dated as of May 12, 1995, by and among the Registrant, Industrial Systems, Inc. and the stockholders of Industrial Systems, Inc.

        ***** 10.20   - Stock Purchase Agreement dated as of December 15, 1995,
                        among Aspen Technology, Inc., Dynamic Matrix Control Corporation and Charles R. Cutler, June A. Cutler, Charles R. Johnston and Cheryl Lynne Johnston, as shareholders of Dynamic Matrix Control Corporation.

        ***** 10.21   - Share Purchase Agreement dated as of January 5, 1996
                        among Aspen Technology, Inc., Amelinc Corporation and Cegelec S.A.

              10.22   - Further Amended and Restated Revolving Credit Agreement
                        dated as of February 15, 1996 among the Registrant, Prosys Modeling Investment Corporation, Industrial Systems, Inc., Dynamic Matrix Control Corporation and Setpoint, Inc., as the Borrowers, the Lenders Parties thereto, and Fleet Bank of Massachusetts, N.A., as Agent and Lender, together with related forms of the following (each in the form executed by each of such Borrowers):

                    *****(a)  Amended and Restated Revolving Credit Note

                    *****(b)  Patent Conditional Assignment and Security
                              Agreement

                    *****(c)  Trademark Collateral Security Agreement.

                    *****(d)  Security Agreement.

             10.23     - 1996 Special Stock Option Plan

             10.24     - Change in Control Agreement between the Registrant and
                         Lawrence B. Evans dated August 12, 1997.

             10.25     - Change in Control Agreement between the Registrant and
                         Joseph F. Boston dated August 12, 1997.

             10.26     - Change in Control Agreement between the Registrant and
                         David McQuillin dated August 12, 1997.

             10.27     - Change in Control Agreement between the Registrant and
                         Mary A. Palermo dated August 12, 1997.

             10.28     - Change in Control Agreement between the Registrant and
                         Joel B. Rosen dated August 12, 1997.

             10.29     - Change in Control Agreement between the Registrant and
                         Stephen J. Doyle dated August 12, 1997.

              22.1     - Subsidiaries of the Registrant.

              23.1     - Consent of Arthur Andersen LLP.

              24.1     - Power of Attorney (included in signature page to
                         Form 10-K).



             27        -Financial Data Schedules for fiscal year ended
                        June 30, 1997.

          * Incorporated by reference to the corresponding Exhibit to the Registration Statement on Form S-1 of the Registrant (Registration No. 32-88734) filed on January 29, 1995.

        ** Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-83916) filed on September 13, 1994.

       *** Incorporated by reference to the corresponding Exhibit to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-83916) filed on September 13, 1994.

      **** Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on form 10-Q for the fiscal quarter ended March 31, 1995.

     ***** Incorporated by reference to the corresponding Exhibit to the Registrant's Current Report on Form 8-K dated January 5, 1996, as amended, by Amendment Nos. 1,2,3 and 4 thereto. Incorporated by reference to the corresponding Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. Incorporated by reference to the corresponding Exhibit to the Registration Statement on Form S-8 of the Registrant (Registration No. 333-11651) filed on September 9, 1996.

         + Certain portions have been granted Confidential Treatment by the Securities and Exchange Commission at the request of the Company pursuant to Rule 406 under the Securities Act of 1933.


        ++ Incorporated by reference to the corresponding Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ending June 30, 1996.

(b)      Reports on Form 8-K

                  No reports on Form 8-K have been filed during the last fiscal quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of September, 1997.



                                     ASPEN TECHNOLOGY, INC.

                                     /s/ Lawrence B. Evans
                                     ------------------------------------------
                                     Lawrence B. Evans, Chairman of the Board of
                                     Directors and Chief Executive Officer





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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities indicated on the 29th day of September, 1997.

            SIGNATURE                       TITLE(S)
------------------------------   -----------------------------------------------


/s/ Lawrence B. Evans            Chairman of the Board and Chief Executive
------------------------------   Officer (Principal Executive Officer)
Lawrence B. Evans




/s/ Mary A. Palermo               Executive Vice President, Finance and Chief
------------------------------    Financial Officer (Principal Financial and
Mary A. Palermo                   Accounting Officer)


/s/ Joseph F. Boston              Director
------------------------------
Joseph F. Boston

/s/ Gresham T. Brebach, Jr.       Director
------------------------------
Gresham T. Brebach, Jr.


/s/ Douglas R. Brown              Director
------------------------------
Douglas R. Brown


/s/ Joan C. McArdle               Director
------------------------------
Joan C. McArdle


/s/Alison Ross                    Director
------------------------------
Alison Ross

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                            PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-2

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1996 AND 1997                    F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
JUNE 30, 1995, 1996 AND 1997                                                F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
YEARS ENDED JUNE 30, 1995, 1996 AND 1997                                    F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
JUNE 30, 1995, 1996 AND 1997                                                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Aspen Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. (a Massachusetts corporation) and subsidiaries as of June 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Technology, Inc. and subsidiaries as of June 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.







Boston, Massachusetts
August 13, 1997 (Except
with respect to the matters
discussed in footnote 3(g)
as to which the date is
August 28, 1997)

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                         JUNE 30,
                      ASSETS                                                         1996        1997
CURRENT ASSETS:
   Cash and cash equivalents                                                      $ 12,524    $ 16,091
   Short-term investments                                                           38,559      15,843
   Accounts receivable, net of reserves of $731 in 1996 and $720 in 1997            38,006      44,180
   Unbilled services                                                                 7,634      12,444
   Current portion of long-term installments receivable, net of unamortized
    discount of $930 in 1996 and $815 in 1997                                       12,068      19,063
   Prepaid expenses and other current assets                                         3,318       7,403
                                                                                  --------    --------

        Total current assets                                                       112,109     115,024
                                                                                  --------    --------

LONG-TERM INSTALLMENTS RECEIVABLE, NET OF UNAMORTIZED DISCOUNT OF $5,027 IN
1996 AND $7,386 IN 1997                                                             17,708      30,963
                                                                                  --------    --------

PROPERTY AND LEASEHOLD IMPROVEMENTS, AT COST:
  Building and improvements                                                          3,741       3,922
  Computer equipment                                                                17,862      23,393
  Purchased software                                                                 2,974       9,852
  Furniture and fixtures                                                             3,489       7,553
  Leasehold improvements                                                               698       2,618
                                                                                  --------    --------
                                                                                    28,764      47,338

  Less--Accumulated depreciation and amortization                                   11,949      19,904
                                                                                  --------    --------
                                                                                    16,815      27,434
                                                                                  --------    --------
COMPUTER SOFTWARE DEVELOPMENT COSTS, NET OF ACCUMULATED AMORTIZATION OF $3,908
IN 1996 AND $5,051 IN 1997                                                           1,817       3,058
                                                                                  --------    --------


LAND                                                                                   925         925
                                                                                  --------    --------

INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
OF $819 IN 1996 AND $3,347 IN 1997                                                   9,129      12,768
                                                                                  --------    --------

OTHER ASSETS                                                                         1,664       2,092
                                                                                  --------    --------

                                                                                  $160,167    $192,264
                                                                                  ========    ========

                                                                                          JUNE 30,
               LIABILITIES AND STOCKHOLDERS' EQUITY                                  1996         1997
CURRENT LIABILITIES:
   Current portion of capital lease obligations                                   $    425    $    288
   Accounts payable                                                                  6,037       6,712
   Accrued expenses                                                                 16,012      16,572
   Unearned revenue                                                                  8,967       4,294
   Deferred revenue                                                                  8,953      14,372
   Deferred income taxes                                                             2,798       1,775
                                                                                  --------    --------

        Total current liabilities                                                   43,192      44,013
                                                                                  --------    --------

CAPITAL LEASE OBLIGATIONS,
LESS CURRENT PORTION                                                                   706         462
                                                                                  --------    --------

DEFERRED REVENUE, LESS CURRENT PORTION                                               8,279       9,441
                                                                                  --------    --------

OTHER LIABILITIES                                                                    1,757         942
                                                                                  --------    --------

DEFERRED INCOME TAXES                                                                6,398       5,965
                                                                                  --------    --------

COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value-
    Authorized--40,000,000 shares
    Issued--19,382,360 shares and 20,359,892 shares in 1996 and
      1997, respectively                                                             1,938       2,036
  Additional paid-in capital                                                       109,857     127,578
  Retained (deficit) earnings                                                      (11,094)      2,588
  Cumulative translation adjustment                                                   (362)       (255)
  Treasury stock, at cost--230,396 shares and 230,330 shares of
    common stock in 1996 and 1997, respectively                                       (502)       (502)
  Unrealized loss on investments                                                        (2)         (4)
                                                                                  --------    --------

        Total stockholders' equity                                                  99,835     131,441
                                                                                  --------    --------

                                                                                  $160,167    $192,264
                                                                                  ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                     YEARS ENDED JUNE 30,
                                                            1995             1996             1997
REVENUES:
  Software licenses                                    $     45,649     $     65,644     $     97,240
  Services and other                                         11,849           37,965           83,059
                                                       ------------     ------------     ------------

                                                             57,498          103,609          180,299
                                                       ------------     ------------     ------------
EXPENSES:
  Cost of software licenses                                   2,799            3,476            4,538
  Cost of services and other                                  7,458           22,949           48,702
  Selling and marketing                                      23,233           34,691           53,517
  Research and development                                   11,375           20,208           31,153
  General and administrative                                  5,132            9,565           15,933
  Charge for in-process research and development                 --           24,421            8,664
  Costs related to acquisition                                  950               --               --
                                                       ------------     ------------     ------------

                                                             50,947          115,310          162,507
                                                       ------------     ------------     ------------

        Income (loss) from operations                         6,551          (11,701)          17,792

FOREIGN CURRENCY EXCHANGE GAIN (LOSS)                            34             (223)            (236)

INCOME ON EQUITY IN JOINT VENTURES                               22               10               26

INTEREST INCOME                                               3,095            3,666            5,323

INTEREST EXPENSE ON SUBORDINATED NOTES PAYABLE TO A            (369)            (377)              --
RELATED PARTY

OTHER INTEREST EXPENSE                                         (192)            (946)            (151)
                                                       ------------     ------------     ------------

        Income (loss) before provision for income             9,141           (9,571)          22,754
        taxes

PROVISION FOR INCOME TAXES                                    3,725            5,614            9,599
                                                       ------------     ------------     ------------

        Net income (loss)                              $      5,416     $    (15,185)    $     13,155
                                                       ============     ============     ============

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT     $       0.35     $      (0.96)    $       0.63
SHARE                                                  ============     ============     ============


WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON             15,562,042       15,857,472       20,967,200
EQUIVALENT SHARES OUTSTANDING                          ============     ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              CLASS A, CLASS B                      COMMON STOCK
                                                               AND SERIES C-1                 NUMBER            $.10          '
                                                                 CONVERTIBLE                 OF SHARES        PAR VALUE
                                                               PREFERRED STOCK
                                                          NUMBER
                                                         OF SHARES        PAR VALUE
BALANCE, JUNE 30, 1994                                     356,986        $      177         7,009,330       $      701
  Issuance of common stock in public offerings,                 --                --         3,100,000              310
    net of issuance costs of $1,223
  Issuance of common stock under employee stock                 --                --            72,064                7
    purchase plans
  Exercise of stock options and warrants                        --                --           688,462               69
  Liquidation of fractional shares                              --                --                --               --
  Conversion of preferred stock to common stock           (356,986)             (177)        4,709,580              471
  Purchase of treasury stock                                    --                --                --               --
  Repayment of receivable                                       --                --                --               --
  Translation adjustment                                        --                --                --               --
  Unrealized market gain on investments                         --                --                --               --
  Tax benefit related to stock options                          --                --                --               --
  Dividend distributions to stockholders relating               --                --                --               --
    to acquired Subchapter S corporation, net
  Net income                                                    --                --                --               --
                                                        ----------        ----------        ----------       ----------
BALANCE, JUNE 30, 1995                                          --                --        15,579,436            1,558
  Issuance of common stock in a public offering,                --                --         2,907,820              291
    net of issuance costs of $4,239
  Issuance of common stock in a private placement               --                --            66,770                6
  Issuance of common stock under employee stock                 --                --            50,220                5
    purchase plans
  Exercise of stock options and warrants                        --                --           778,114               78
  Translation adjustment                                        --                --                --               --
  Realized gain on investments                                  --                --                --               --
  Unrealized market loss on investments                         --                --                --               --
  Tax benefit related to stock options                          --                --                --               --
  Net loss                                                      --                --                --               --
                                                        ----------        ----------        ----------       ----------
BALANCE, JUNE 30, 1996                                          --                --        19,382,360            1,938
  Issuance of common stock in an immaterial                     --                --           104,162               10
    pooling
  Issuance of common stock in the purchase of                   --                --           155,740               16
    businesses
  Issuance of common stock under employee stock                 --                --           210,085               21
    purchase plans
  Exercise of stock options and warrants                        --                --           507,545               51
  Translation adjustment                                        --                --                --               --
  Issuance of treasury stock to charity                         --                --                --               --
  Unrealized market loss on investments                         --                --                --               --
  Tax benefit related to stock options                          --                --                --               --
  Net income                                                    --                --                --               --
                                                        ----------        ----------        ----------       ----------
BALANCE, JUNE 30, 1997                                          --        $       --        20,359,892       $    2,036
                                                        ==========        ==========        ==========       ==========

                                                        ADDITIONAL         RETAINED         CUMULATIVE        RECEIVABLE
                                                          PAID-IN          EARNINGS         TRANSLATION          FROM
                                                          CAPITAL          (DEFICIT)        ADJUSTMENT        STOCKHOLDER
                                                                                                                  FOR
                                                                                                                 STOCK
                                                                                                                 ISSUED
BALANCE, JUNE 30, 1994                                  $   17,578        $     (398)       $     (390)       $      (15)
  Issuance of common stock in public offerings,             17,539                --                --                --
    net of issuance costs of $1,223
  Issuance of common stock under employee stock                238                --                --                --
    purchase plans
  Exercise of stock options and warrants                     1,113                --                --                --
  Liquidation of fractional shares                              --                --                --                --
  Conversion of preferred stock to common stock               (294)               --                --                --
  Purchase of treasury stock                                    --                --                --                --
  Repayment of receivable                                       --                --                --                15
  Translation adjustment                                        --                --                90                --
  Unrealized market gain on investments                         --                --                --                --
  Tax benefit related to stock options                         486                --                --                --
  Dividend distributions to stockholders relating               --              (927)               --                --
    to acquired Subchapter S corporation, net
  Net income                                                    --             5,416                --                --
                                                        ----------        ----------        ----------        ----------
BALANCE, JUNE 30, 1995                                      36,660             4,091              (300)               --
  Issuance of common stock in a public offering,            68,166                --                --                --
    net of issuance costs of $4,239
  Issuance of common stock in a private placement            1,058                --                --                --
  Issuance of common stock under employee stock                469                --                --                --
    purchase plans
  Exercise of stock options and warrants                     1,397                --                --                --
  Translation adjustment                                        --                --               (62)               --
  Realized gain on investments                                  --                --                --                --
  Unrealized market loss on investments                         --                --                --                --
  Tax benefit related to stock options                       2,107                --                --                --
  Net loss                                                      --           (15,185)               --                --
                                                        ----------        ----------        ----------        ----------
BALANCE, JUNE 30, 1996                                     109,857           (11,094)             (362)               --
  Issuance of common stock in an immaterial                    165               527                --                --
    pooling
  Issuance of common stock in the purchase of                5,892                --                --                --
    businesses
  Issuance of common stock under employee stock              3,549                --                --                --
    purchase plans
  Exercise of stock options and warrants                     4,152                --                --                --
  Translation adjustment                                        --                --               107                --
  Issuance of treasury stock to charity                         --                --                --                --
  Unrealized market loss on investments                         --                --                --                --
  Tax benefit related to stock options                       3,963                --                --                --
  Net income                                                    --            13,155                --                --
                                                        ----------        ----------        ----------        ----------
BALANCE, JUNE 30, 1997                                  $  127,578        $    2,588        $     (255)       $       --
                                                        ==========        ==========        ==========        ==========

                                                              TREASURY STOCK                UNREALIZED          TOTAL
                                                          NUMBER                               GAIN          STOCKHOLDERS'
                                                         OF SHARES          AMOUNT          (LOSS) ON            EQUITY
                                                                                           INVESTMENTS

BALANCE, JUNE 30, 1994                                     229,188        $     (497)       $       --        $   17,156
  Issuance of common stock in public offerings,                 --                --                --            17,849
    net of issuance costs of $1,223
  Issuance of common stock under employee stock                 --                --                --               245
    purchase plans
  Exercise of stock options and warrants                        --                --                --             1,182
  Liquidation of fractional shares                              64                --                --                --
  Conversion of preferred stock to common stock                 --                --                --                --
  Purchase of treasury stock                                 1,144                (5)               --                (5)
  Repayment of receivable                                       --                --                --                15
  Translation adjustment                                        --                --                --                90
  Unrealized market gain on investments                         --                --               282               282
  Tax benefit related to stock options                          --                --                --               486
  Dividend distributions to stockholders relating               --                --                --              (927)
    to acquired Subchapter S corporation, net
  Net income                                                    --                --                --             5,416
                                                        ----------        ----------        ----------        ----------
BALANCE, JUNE 30, 1995                                     230,396              (502)              282            41,789
  Issuance of common stock in a public offering,                --                --                --            68,457
    net of issuance costs of $4,239
  Issuance of common stock in a private placement               --                --                --             1,064
  Issuance of common stock under employee stock                 --                --                --               474
    purchase plans
  Exercise of stock options and warrants                        --                --                --             1,475
  Translation adjustment                                        --                --                --               (62)
  Realized gain on investments                                  --                --              (282)             (282)
  Unrealized market loss on investments                         --                --                (2)               (2)
  Tax benefit related to stock options                          --                --                --             2,107
  Net loss                                                      --                --                --           (15,185)
                                                        ----------        ----------        ----------        ----------
BALANCE, JUNE 30, 1996                                     230,396              (502)               (2)           99,835
  Issuance of common stock in an immaterial                     --                --                --               702
    pooling
  Issuance of common stock in the purchase of                   --                --                --             5,908
    businesses
  Issuance of common stock under employee stock                 --                --                --             3,570
    purchase plans
  Exercise of stock options and warrants                        --                --                               4,203
  Translation adjustment                                        --                --                --               107
  Issuance of treasury stock to charity                        (66)               --                --                --
  Unrealized market loss on investments                         --                --                (2)               (2)
  Tax benefit related to stock options                          --                --                --             3,963
  Net income                                                    --                --                --            13,155
                                                        ----------        ----------        ----------        ----------
BALANCE, JUNE 30, 1997                                     230,330        $     (502)       $       (4)       $  131,441
                                                        ==========        ==========        ==========        ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEARS ENDED JUNE 30,
                                                                    1995         1996         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $  5,416     $(15,185)    $ 13,155
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities -
    Depreciation and amortization                                   2,748        5,641       11,301
    Charge for in-process research and development                     --       24,421        8,664
    Deferred income taxes                                           2,573         (295)      (1,646)
    Changes in assets and liabilities -
      Accounts receivable                                          (3,061)     (12,415)      (9,501)
      Prepaid expenses and other current assets                      (780)       1,053       (4,042)
      Long-term installments receivable                            (8,503)       1,790      (20,251)
      Accounts payable and accrued expenses                         2,446        7,000        3,750
      Unearned revenue                                                 66        2,823       (7,835)
      Deferred revenue                                              2,716        3,560        7,229
                                                                 --------     --------     --------
           Net cash provided by operating activities                3,621       18,393          824
                                                                 --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and leasehold improvements                  (2,565)      (7,017)     (18,093)
  Increase in computer software development costs                  (1,026)        (908)      (2,384)
  (Increase) decrease in other assets                                (154)         117         (549)
  (Increase) decrease in short-term investments                   (18,364)     (20,197)      22,715
  Increase (decrease) in other liabilities                            401          955         (815)
  Cash acquired in an immaterial pooling                               --           --          792
  Cash used in the purchase of business, net of cash acquired          --      (44,723)      (6,232)
                                                                 --------     --------     --------
           Net cash used in investing activities                  (21,708)     (71,773)      (4,566)
                                                                 --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                         17,849       69,521           --
  Issuance of common stock under employee stock                       245          474        3,570
    purchase plans
  Exercise of common stock options and warrants                     1,182          925        4,203
  Purchase of treasury shares                                          (5)          --           --
  Repayment of notes receivable for stock issued                       15           --           --
  Proceeds from subordinated note payable to related party          2,000           --           --
  Payment of subordinated notes payable to related parties             --       (3,450)          --
  Payments of long-term debt and capital lease obligations           (661)      (5,693)        (571)
  Dividend distributions to stockholders relating to
    acquired Subchapter S corporation, net                           (927)          --           --
                                                                 --------     --------     --------
           Net cash provided by financing activities               19,698       61,777        7,202
                                                                 --------     --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                90          (62)         107
                                                                 --------     --------     --------
INCREASE IN CASH AND CASH EQUIVALENTS                               1,701        8,335        3,567

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        2,488        4,189       12,524
                                                                 --------     --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $  4,189     $ 12,524     $ 16,091
                                                                 ========     ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                     $    600     $  1,861     $  2,334
                                                                 ========     ========     ========
  Cash paid for interest                                         $    524     $  1,363     $    199
                                                                 ========     ========     ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Increase in equipment under capital lease obligations          $     --     $    105           --
                                                                 ========     ========     ========
  Increase in additional paid-in capital and                     $    486     $  2,107     $  3,963
    decrease in accrued expenses relating to the tax             =========    =========    =========
    benefit of exercise of nonqualified stock options

  Increase in common stock and additional paid-in                $     --     $    550     $     --
    capital and decrease in subordinated notes                   =========    =========    =========
    payable to a related party relating to the
    exercise of warrants

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS RELATED TO
ACQUISITIONS:
  During 1996 and 1997, the Company acquired certain
  companies as described in Note 3.  These
  acquisitions are summarized as follows -
    Fair value of assets acquired, excluding cash                $     --     $ 47,919     $ 15,469
    Issuance of common stock related to acquisitions                   --           --       (5,908)
    Payments in connection with the acquisitions,                      --      (44,723)      (6,232)
      net of cash acquired                                       --------     --------     --------
           Liabilities assumed                                   $     --     $  3,196     $  3,329
                                                                 ========     ========     ========

  In May 1995, the Company acquired Industrial Systems, Inc., which was accounted for as a pooling-of-interests. In September 1996, the Company acquired B-JAC International, Inc., which was accounted for as a pooling-of-interests.

  The accompanying notes are an integral part of these consolidated financial statements.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997




(1)  OPERATIONS

     Aspen Technology, Inc. (the Company) develops and markets process modeling and automation software and services internationally to the process industries. The Company's principal products are used to analyze, design and automate the manufacturing processes in the chemicals, petroleum, pharmaceuticals, pulp and paper, electric power, and food and consumer products industries. The Company's services include hot line assistance, training courses and design and implementation consulting services on a contract basis.

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

     (c) Short-Term Investments

         The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


         component of stockholders' equity. Available-for-sale investments as of June 30, 1996 and 1997 are as follows (in thousands):

                                            CONTRACTED       MARKET VALUE AT JUNE 30,
                DESCRIPTION                  MATURITY           1996        1997


          Commercial paper                 1 - 11  months    $  38,559    $   2,150

          Corporate and foreign bonds      1 - 12  months            -        3,030

          Corporate and foreign bonds        1-5 years               -       10,663
                                                             ---------    ---------
                                                               $38,559    $  15,843
                                                             =========    =========


         The Company had no realized gains or losses for the years ended June 30, 1995 and 1997 and had realized gains of $282,000 for the year ended June 30, 1996.

     (d) Depreciation and Amortization

         The Company provides for depreciation and amortization, computed using the straight-line and declining balance methods, by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

                                               ESTIMATED
                 ASSET CLASSIFICATION         USEFUL LIFE

          Building and improvements           7 - 30 years
          Computer equipment                  3 - 10 years
          Purchased software                      3 years
          Furniture and fixtures              3 - 10 years
          Leasehold improvements              Life of lease

     (e) Land

         In connection with the acquisition of Setpoint, Inc. (see Note 3(b)), the Company acquired land that is being held for investment purposes. The land was recorded at its appraised value at the date of acquisition.

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

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)

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

         Service revenues from fixed-price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount thereof is provided currently. Service revenues from time and expense contracts and consulting and training revenue are recognized as the related services are performed. Services that have been performed but for which billings have not been made are recorded as unbilled services, and billings that have been recorded before the services have been performed are recorded as unearned revenue in the accompanying consolidated balance sheets.

         Installments receivable represent the present value of future payments related to the financing of noncancelable term license agreements that provide for payment in installments over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated statements of operations. The interest rates in effect in fiscal 1995, 1996 and 1997 were 11% to 12%, 11% to 12% and 8.5% to 11%, respectively.

     (g) Computer Software Development Costs

         In compliance with SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Amortization of capitalized computer software development costs are provided on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations was approximately $630,000, $735,000 and $1,143,000 in fiscal 1995, 1996 and 1997, respectively.

     (h) Foreign Currency Translation

         The financial statements of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The determination of functional currency is based on the subsidiaries' relative financial and operational independence from the Company. Foreign currency exchange and translation gains or losses for certain wholly owned subsidiaries are credited or charged to the accompanying consolidated statements of operations since the functional currency of the subsidiaries is the U.S. dollar. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)

         charged to the cumulative translation adjustment account, included in stockholders' equity in the accompanying consolidated balance sheets.

         At June 30, 1996 and 1997, the Company had long-term installments receivable of approximately $7,301,000 and $8,987,000 denominated in foreign currencies. The June 1997 installments receivable mature through January 2001 and have been hedged with specific foreign currency contracts. The Company records a foreign currency gain or loss at the time the Company enters into the foreign currency contract. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

     (i) Net Income (Loss) per Share

         Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period, assuming conversion of all classes of convertible preferred stock into common stock. Shares of stock issuable pursuant to stock options and warrants have been included, using the treasury stock method, where their effect is dilutive.

         In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending June 30, 1998.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


         Pro forma calculations of basic and diluted earning per share, as required by SFAS No. 128, are as follows (in thousands, except per share data):

                                    1995        1996         1997

          Net income (loss)       $   5,416   $ (15,185)    $  13,155
                                  =========   =========     =========

          Basic weighted average     13,770      15,857        19,628
          shares outstanding

          Weighted average
          common equivalent
          shares                      1,792           -         1,339
                                  ---------   ---------     ---------


          Diluted weighted
          outstanding
          average shares             15,562      15,857        20,967
                                  =========   =========     =========
          Basic earnings per      $    0.39   $   (0.96)    $    0.67
          share

          Diluted earnings per    $    0.35   $   (0.96)    $    0.63
          share


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

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


     (k) Concentration of Credit Risk

         SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, investments, accounts receivable and installments receivable. The Company places its cash and cash equivalents and investments in highly rated institutions. Concentration of credit risk with respect to receivables is limited to certain customers (end users and distributors) to which the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers, hedges specific foreign receivables and routinely sells its receivables to financial institutions with and without recourse. As a result, the Company believes that its accounts and installments receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

     (l) Financial Instruments

         SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and installments receivable. The estimated fair value of these financial instruments approximates their carrying value and, except for accounts receivable and installments receivable, is based primarily on market quotes.

     (m) Intangible Assets

         Intangible assets consist of goodwill, existing products, trade names and assembled work force of certain acquired entities. Intangible assets are being amortized on a straight-line basis over estimated useful lives of five to twelve years. At each balance sheet date, the Company evaluates the realizability of intangible assets based on profitability and cash flow expectations for the related asset or subsidiary. Based on its most recent analysis, the Company believes that no impairment of intangible assets exists at June 30, 1997. Goodwill (net of accumulated amortization) was approximately $5,003,000 at June 30, 1997. Amortization of goodwill amounted to approximately $40,000 and $279,000 for the years ended June 30, 1996 and 1997, respectively.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)

(3)  ACQUISITIONS

     (a) Dynamic Matrix Control Corporation (DMCC)

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

                         DESCRIPTION                  AMOUNT           LIFE

          Purchased in-process research and           $  9,521           -
            development
          Existing technology                            1,740       5 years
          Other intangibles                              1,066    5 - 10 years
          Building                                         627      30 years
          Uncompleted contracts                            596    Life of contracts
                                                    ----------
                                                        13,550

          Net book value of tangible assets
          acquired, less liabilities assumed             8,080
                                                    ----------
                                                        21,630

          Less -- Deferred taxes                         1,491
                                                    ----------

                                                      $ 20,139
                                                    ==========


         For tax purposes, this acquisition was accounted for as a purchase of stock, and due to the different basis in assets for book and tax purposes, deferred taxes were provided for as part of the purchase allocation in accordance with SFAS No. 109.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


     (b) Setpoint, Inc. (Setpoint)

         On February 9, 1996, the Company acquired all of the outstanding shares of Setpoint for an aggregate purchase price of $27,780,000, after final adjustment, in cash and the assumption of certain expenses related to the acquisition. The purchase price was subject to certain downward adjustments based on the net worth of Setpoint as of December 31, 1995. In May 1996, this contingency was resolved, resulting in a $400,000 reduction of purchase price. Setpoint supplies on-line automation and information management software and services to companies in process manufacturing industries.

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

                      DESCRIPTION               AMOUNT           LIFE

          Purchased in-process research and     $ 14,900              -
            development
          Existing technology                      3,308        5 years
          Intangible assets                        3,127     5 - 10 years
          Uncompleted contracts                      504     Life of contracts
                                              ----------
                                                  21,839

          Net book value of tangible assets
          acquired, less liabilities assumed       7,984
                                                  29,823

          Less -- Deferred taxes                   2,043
                                              ----------

                                                $ 27,780
                                              ==========

         For tax purposes, this acquisition was accounted for as a purchase of stock, and due to the different basis in assets for book and tax purposes, deferred taxes were provided for as part of the purchase allocation in accordance with SFAS No. 109.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)



     (c) B-JAC International, Inc. (B-JAC)

         On October 1, 1996, the Company acquired 100% of the outstanding shares of common stock of B-JAC, a major supplier of detailed heat exchanger modeling software. The Company exchanged 104,162 shares of its common stock valued at $3.4 million for all outstanding shares of B-JAC common stock. The acquisition has been accounted for as a pooling-of-interests. This transaction is immaterial to the Company's financial position and results of operations and, accordingly, the historical financial statements have not been restated.

     (d) Process Control Division of Cambridge Control Limited

         On October 7, 1996, the Company acquired the process control division of Cambridge Control Limited (the Cambridge Control Division) for $1.9 million, including $300,000 in related costs. The Cambridge Control Division specializes in advanced process control solutions, specifically aimed toward process manufacturing controls applications for the refining, petrochemical and pulp and paper industries.

         For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of the process control division from October 7, 1996 forward are included in the Company's consolidated statements of operations. The fair market value of assets acquired and liabilities assumed was based on an independent appraisal. The portion of the purchase price allocated to in-process research and development represents projects that had not yet reached technological feasibility and had no alternative future use as of October 7, 1996. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

                      DESCRIPTION               AMOUNT            LIFE

          Purchased in-process research and     $    764               -
            development
          Existing technology                        100         5 years
          Intangible assets                        1,437      5-10 years
                                                --------
                                                   2,301

          Net book value of tangible assets
          acquired, less liabilities assumed        (411)
                                                --------
                                                $  1,890
                                                ========

         For tax purposes, this acquisition was accounted for as a purchase of assets; accordingly, the basis in assets and liabilities for book and tax purposes are primarily the same.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


     (e) Bechtel Corporation PIMS (Process Industries Modeling System) and Basil Joffe Associates, Inc.

         On December 31, 1996, the Company acquired the assets of Bechtel's PIMS (Process Industries Modeling System) division for approximately $4.3 million in cash and an additional $2.2 million in assumed liabilities and acquisition-related costs. On the same date, the Company acquired all the outstanding shares of the related software development organization, Basil Joffee Associates, Inc., for approximately 156,000 shares of its common stock valued at approximately $5,900,000. The proprietary PIMS software developed and sold by these businesses is used by companies in process industries for economic planning and scheduling based on large linear programming models.

         For financial statement purposes, these acquisitions have been accounted for as purchases, and accordingly, the results of operations of Bechtel Corporation PIMS and Basil Joffe Associates, Inc. from December 31, 1996 forward are included in the Company's consolidated statements of operations. The fair market value of assets acquired and liabilities assumed was based on an independent appraisal. The portion of the purchase price allocated to in-process research and development represents projects that had not yet reached technological feasibility and had no alternative future use as of December 31, 1996. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

                      DESCRIPTION               AMOUNT            LIFE

          Purchased in-process research and     $  7,900             -
            development
          Existing technology                        500        5 years
          Intangible assets                        4,093      7 - 12 years
                                              ----------
                                                  12,493

          Net book value of tangible assets
          acquired, less liabilities assumed      (2,018)
                                              ----------
                                                  10,475

          Less -- Deferred taxes                     148
                                              ----------

                                                $ 10,327
                                              ==========


         For tax purposes, the acquisition of Process Industries Modeling System is being accounted for as a purchase of assets and the acquisition of Basil Joffe Associates is being accounted for as a purchase of stock. Due to the different basis in assets and liabilities for book and tax purposes, deferred taxes have been provided for as part of the purchase allocation in accordance with SFAS No. 109.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


     (f) Unaudited Pro Forma Combined Results

         The following table represents selected unaudited pro forma combined financial information for the Company, DMCC and Setpoint, assuming the companies had combined at the beginning of fiscal 1996 (in thousands, except per share data):

                                              YEAR ENDED     YEAR ENDED
                                               JUNE 30,       JUNE 30,
                                                 1995          1996(1)

          Pro forma revenue                    $ 114,730      $ 142,668
          Pro forma net income                 $   4,243      $   8,599
          Pro forma net income per common
            and common equivalent share        $    0.27      $    0.50
          Pro forma weighted average common
            and common equivalent shares          15,562         17,298
            outstanding


                (1) Does not reflect the charge for in-process research and development and nonrecurring acquisition charges.

         The pro forma effect of the acquisition of B-JAC, the Cambridge Control Division, Bechtel Corporation PIMS and Basil Joffe Associates, Inc. has not been presented, as it is immaterial.

         Pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the acquisitions been made at the beginning of fiscal 1995 or of future results.

     (g)     Acquisitions Subsequent to Year End

         On August 27, 1997 and August 28, 1997, the Company acquired 100% of the outstanding shares of NeuralWare, Inc. (NeuralWare) and The SAST Corporation Limited (SAST) respectively. SAST is a provider of dynamic simulation and operator training services and applications, and NeuralWare is a provider of neural network and related technologies.

         The Company completed these acquisitions primarily through the exchange of 314,000 shares of its common stock valued at approximately $12,000,000 for all the outstanding shares of both entities. These acquisitions will be accounted for as poolings-of-interests. As the transactions are immaterial to the Company's financial position and results of operations historical financial statements will not be restated.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)



(4)  LINE OF CREDIT

     The Company has a revolving line-of-credit agreement with a bank, which provides for borrowings up to $30,000,000, subject to existing limitations. The commitment fee for the unused portion of the revolving line of credit ranges from .25% to .50%, based on the financial position of the Company, as defined, and is payable quarterly. At the Company's election, borrowings bear interest on the basis of the applicable LIBOR, as defined (5.69% as of June 30, 1997), or at the bank's prime rate (8.5% as of June 30, 1997). The line is subject to certain covenants, including profitability and operating ratios, as defined. As of June 30, 1997, the Company had an available borrowing base of approximately $30,000,000, of which approximately $744,000 was reserved for certain performance bonds relating to service contracts. The line of credit expires on December 31, 1998.

(5)  NOTE PAYABLE

     In connection with the acquisition of Setpoint in February 1996, the Company assumed approximately $5,200,000 of intercompany debt payable to the former parent of Setpoint. Upon the closing of the acquisition, the Company paid approximately $1,700,000 of this debt and signed a note for the remaining balance of $3,500,000. The note accrued interest at a rate of 6% per year. This obligation was repaid on June 27, 1996.

(6)  CAPITAL LEASE OBLIGATIONS

     The Company has numerous capital lease arrangements. These obligations accrue interest at rates ranging from 8.5% to 17.0% and are payable in various monthly installments of principal and interest ranging from $149 to $11,696, expiring on various dates through November 2002.

     Maturities are as follows (in thousands):

                                                      AMOUNT
     Years Ending June 30,
     1998                                              $364
     1999                                               196
     2000                                               130
     2001                                               131
     2002                                                54
                                                       ----
                                                       $875

Less -- Amount representing interest                    125
     -- Current maturities                              288
                                                       ----
                                                       $462
                                                       ====

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


(7)  SUBORDINATED NOTES PAYABLE TO A RELATED PARTY

     At June 30, 1995, the Company had $4,000,000 outstanding on subordinated notes payable to an outside investor, of which a director of the Company is an officer. The notes were repayable $2,000,000 on April 30, 1997 and $2,000,000 on April 30, 1998, with interest at 9.6%, payable quarterly.

     In December 1995 and June 1996, the lender exercised 77,500 and 60,000 of warrants, respectively. The total proceeds due to the Company relating to the exercise of the warrants of $550,000 were recognized as a reduction of principal on the notes. The Company paid the remaining balance of $3,450,000 on June 27, 1996.

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

(9)  COMMON STOCK

     (a) Authorized and Outstanding Shares

         On November 11, 1996, the Company increased its authorized shares of $.10 par value common stock from 30,000,000 to 40,000,000. On February 14, 1997, the Company effected a two for one stock split through the issuance of a stock dividend. All share and per share amounts affected by this split have been retroactively adjusted for all periods presented.

     (b) Warrants

         During fiscal 1990, the Company issued warrants to purchase 255,000 shares of common stock to the holder of the subordinated notes payable to a related party (see Note 7). In February 1995, warrants to purchase 100,000 shares were exercised and sold as part of the Company's second public offering of stock. The remaining warrants to purchase 155,000 shares of common stock

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)

         were exercised in December 1995. During 1991, the Company issued an additional warrant to purchase 120,000 shares of common stock to the holder of the subordinated notes payable (see Note 7). These warrants were exercised in June 1996.

         During fiscal 1992, the Company issued warrants to purchase 60,000 shares of common stock to a research consultant at an exercise price of $3.34 per share. In February 1995, warrants to purchase 27,000 shares were exercised and sold as part of the Company's offering of common stock. In 1996, warrants to purchase 1,150 shares were exercised. In 1997, warrants to purchase 5,700 shares were exercised and warrants to purchase 774 shares were terminated. The remaining warrants to purchase 25,376 shares of common stock are exercisable through June 30, 2001.

         During fiscal 1993, the Company issued warrants to purchase 12,000 shares of common stock to two research consultants at an exercise price of $2.67 per share. In 1997, warrants to purchase 2,250 shares were exercised. The remaining warrants to purchase 9,750 shares of common stock are currently exercisable and expire June 10, 1998.

     (c) Stock Options

         In July 1987 and August 1988, the Company entered into stock option agreements covering 120,000 shares of common stock. The purchase price under the options is $0.93 to $1.05 based on the fair market value of the common stock on the date of grant. In fiscal 1995, options covering 90,000 shares of common stock at $1.05 per share were exercised. During fiscal 1997, options covering the remaining 30,000 shares of common stock at an exercise price of $0.93 were exercised.

         Prior to November 1995, options were granted under the 1988 Nonqualified Stock Option Plan (the 1988 Plan), which provided for the issuance of nonqualified stock options. In November 1995, the Board of Directors approved the establishment of the 1995 Stock Option Plan (the 1995 Plan) and the 1995 Directors Stock Option Plan (the 1995 Directors
         Plan), which provided for the issuance of incentive stock options and nonqualified options. Under these plans, the Board of Directors may grant stock options to purchase up to an aggregate of 3,827,687 (as adjusted) shares of common stock. Shares available for grant under these plans were increased on July 1, 1996 and 1997 by an amount equal to 5% of the outstanding shares as of the preceding June 30. As a result of the adoption of the 1995 Plan, no additional options may be granted pursuant to the 1988 Plan. In December 1996, the shareholders of the Company approved the establishment of the 1996 Special Stock Option Plan (the 1996 Plan). This plan provides for the issuance of incentive stock options and nonqualified options to purchase up to 500,000 shares of common stock. The exercise price of options are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Stock options become exercisable over varying periods and expire no later than 10 years from the date of grant.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)

         The following is a summary of stock option activity under the 1988 Plan, the 1995 Plan, the 1995 Directors Plan and the 1996 Plan:

                                           NUMBER OF          WEIGHTED
                                            OPTIONS            AVERAGE
                                                           EXERCISE PRICE

          Outstanding, June 30, 1994       1,912,876          $   2.13
            Options granted                  270,000              8.45
            Options exercised               (357,368)             2.22
            Options terminated              (145,336)             2.16
                                          ----------       -----------

          Outstanding, June 30, 1995       1,680,172              3.12
            Options granted                1,772,000             17.08
            Options exercised               (460,114)             1.90
            Options terminated               (51,300)            10.04
                                          ----------       -----------

          Outstanding, June 30, 1996       2,940,758             11.65
            Options granted                  680,000             31.30
            Options exercised               (484,205)             8.21
            Options terminated              (157,616)            16.61
                                          ----------       -----------

          Outstanding, June 30, 1997       2,978,937          $  16.44
                                          ==========          ========

         As of June 30, 1997 there were 1,923,203 and 342,000 shares of common stock available for grant under the 1995 and 1996 plans, respectively.

         In connection with the 1995 acquisition of Industrial Systems, Inc.
         (ISI), the Company assumed the ISI option plan (the ISI Plan). Under this Plan, the Board of Directors of ISI were entitled to grant either incentive or nonqualified stock options for a maximum of 197,548 shares of common stock (as converted to reflect the pooling of interests and conversion to options to purchase Aspen common stock) to eligible employees, as defined.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


         Activity under the ISI Plan is as follows:

                                         NUMBER OF    WEIGHTED
                                          OPTIONS     AVERAGE
                                                      EXERCISE
                                                       PRICE

          Outstanding, June 30, 1994      131,174      $  .45
            Exercised                    (105,094)        .38
                                        ---------   ---------

          Outstanding, June 30, 1995       26,080         .76
            Exercised                     (13,040)        .25
                                        ---------   ---------

          Outstanding, June 30, 1996       13,040        1.26
            Exercised                     (13,040)       1.26
                                        ---------   ---------

          Outstanding, June 30, 1997            -   $       -
                                        =========   =========

          Exercisable, June 30, 1997            -   $       -
                                        =========   =========


         No future grants are available under this Plan.

         The following tables summarize information about stock options outstanding at June 30, 1997:


              RANGE OF               OPTIONS         WEIGHTED         WEIGHTED
              EXERCISE             OUTSTANDING        AVERAGE          AVERAGE
               PRICES                AT JUNE         REMAINING        EXERCISE
                                    30, 1997        CONTRACTUAL         PRICE
                                                       LIFE

            $    1.05                  228,660          1.9          $   1.05
             1.83 - 2.66               219,716          4.9              2.62
             3.33 - 4.00               260,564          6.9              3.41
            8.06 - 10.25               135,700          7.7              9.68
            13.12 - 19.12            1,369,295          8.5             16.48
            25.00 - 32.50              575,002          9.3             28.02
            38.00 - 40.18              190,000          9.5             38.36
                                   -----------                       --------

                                     2,978,937                       $  16.44
                                   ===========                       ========

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)





                 RANGE OF                      OPTIONS               WEIGHTED
              EXERCISE PRICES                EXERCISABLE              AVERAGE
                                                                     EXERCISE
                                                                       PRICE

              $    1.05                        228,660                 $ 1.05
               1.83 - 2.66                     229,466                   2.63
               3.33 - 4.00                     171,302                   3.40
               8.50 - 10.25                     61,300                   9.86
              13.62 - 19.12                    363,403                  16.36
              25.00 - 32.50                     96,250                  27.42
                  38.00                          9,877                  38.00
                                             ---------              ---------

          Exercisable, June 30, 1997         1,160,258                 $ 9.47
                                             =========                 ======


          Exercisable, June 30, 1996           962,990                 $ 4.58
                                             =========                 ======


          Exercisable June 30, 1995          1,046,572                 $ 2.07
                                             =========                 ======


     (d) Fair Value of Stock Options

         In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123.

         Had compensation cost for the Company's option plan been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net income (in thousands) and net income per share would have been as follows:

                                                     1996           1997

          Net (loss) income (in thousands) -
              As reported                       $  (15,185)    $    13,155
              Pro forma                            (16,421)          8,474

          Net (loss) income per share -
              As reported                       $    (0.96)    $      0.63
              Pro forma                              (1.16)           0.42

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period: no dividend yield and volatility of 58% for all periods; risk-free interest rates of 5.54% to 6.83% for options granted during fiscal 1996 and 6.42% to 6.76% for options granted during fiscal 1997; and a weighted average expected option term of 7.5 years for all periods. The weighted average fair value per share of options granted during 1996 and 1997 was $12.83 and $23.49, respectively.

     (e) Employee Stock Purchase Plans

         In February 1986, the Company's Board of Directors approved the 1986 Employees' Stock Purchase Plan, under which the Board of Directors could grant stock purchase rights for a maximum of 1,1400,000 shares through November 1995. In December 1995, the Company's Board of Directors approved the 1995 Employees' Stock Purchase Plan, under which the Board of Directors may grant stock purchase rights for a maximum of 500,000 shares through November 2005.

         Participants are granted options to purchase shares of common stock on the last business day of each semiannual payment period for 85% of the market price of the common stock on the first or last business day of such payment period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 10% of each eligible employee's compensation. Under the plans, the Company issued 68,500 shares, 47,344 shares and 78,570 shares during fiscal 1995, 1996 and 1997, respectively. As of June 30, 1997, 418,414 shares of common stock were available for future issuance under the 1995 Plan.

         In September 1992, the Company's Board of Directors approved the establishment of a UK Employees' Stock Purchase Arrangement for all eligible employees, as defined. Under this arrangement, the rights to purchase shares of the Company's common stock are granted at fair market value, as determined by the Board of Directors. The purchase price for these shares is paid through payroll deductions over a six-month period, and the employees are, in turn, paid a cash bonus equal to 15% of the stock price after applicable taxes are withheld. Under this arrangement, the Company issued 3,564 shares, 2,876 shares and 3,016 shares during fiscal 1995, 1996 and 1997, respectively.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)




(10) INCOME TAXES

     The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is measured based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates.

     The provisions for income taxes shown in the accompanying consolidated statements of operations are composed of the following (in thousands):

                                   YEARS ENDED JUNE 30,
                          1995             1996             1997
     Federal -
       Current          $ 1,132           $4,512          $ 6,550
       Deferred           1,949             (295)           1,232
     State -
       Current                -              892              901
       Deferred             485                -              224
     Foreign -
       Current              159              505              692
                        -------           ------          -------

                        $ 3,725           $5,614          $ 9,599
                        =======           ======          =======


     The provision for income taxes differs from the federal statutory rate due to the following:

                                                   YEARS ENDED JUNE 30,
                                              1995        1996(1)     1997(1)

     Federal tax at statutory rate            34.0%        35.0%        35.0%
     State income tax, net of federal          5.3          5.0          5.2
     tax benefit
     Foreign tax                              (4.1)         2.4         (1.8)
     Tax credits generated                    (2.5)        (8.2)        (4.2)
     Permanent differences, net                5.6          4.3          2.6
     Valuation allowance and other             2.5          (.7)         (.9)
                                            ------       ------       ------
           Provision for income taxes         40.8 %       37.8%        35.9%
                                            ======       ======       ======


     (1) Calculated based on pretax income, before nondeductible charges for in-process research and development, of $14,850,000 and $26,704,000 for 1996 and 1997, respectively.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


     The components of the net deferred tax liability recognized in the accompanying consolidated balance sheets are as follows (in thousands):

                                           JUNE 30,
                                      1996           1997

     Deferred tax assets             $ 7,418        $ 6,260
     Deferred tax liabilities        (15,189)       (14,000)
                                   ---------      ---------
                                      (7,771)        (7,740)

     Valuation allowance              (1,425)             -
                                   ---------      ---------

                                     $(9,196)       $(7,740)
                                   =========      =========



     The approximate tax effect of each type of temporary difference and carryforwards are as follows (in thousands):

                                           JUNE 30,
                                      1996           1997

     Revenue related                 $(6,974)       $(7,665)
     Foreign operating losses          1,425          1,063
     Nondeductible reserves and        1,523          1,034
     accruals
     Intangible assets                (3,819)        (2,241)
     Other temporary differences          74             69
                                    --------       --------

                                     $(7,771)       $(7,740)
                                    ========       ========


     The decrease in valuation allowance during 1997 resulted from the utilitization of previously reserved tax assets. The foreign operating loss carryforwards expire at various dates through 2011.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


(11) OPERATING LEASES

     The Company leases its facilities and various office equipment under noncancelable operating leases with terms in excess of one year. Rent expense charged to operations was approximately $2,227,000, $3,346,000 and $5,015,000 for the years ended June 30, 1995, 1996 and 1997, respectively. Future minimum lease payments under these leases as of June 30, 1997 are as follows (in thousands):

                                   AMOUNT
     Year Ending June 30,
       1998                        $ 4,266
       1999                          3,865
       2000                          3,704
       2001                          3,390
       2002                          3,379
       Thereafter                    3,954
                                 ---------
                                   $22,558
                                 =========


(12) SALE OF INSTALLMENTS RECEIVABLE

     The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for $28,895,000 and $30,210,000 during fiscal 1996 and 1997, respectively. The financial institutions have partial recourse to the Company only upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending on whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligation, as defined.

     At June 30, 1997, the balance of the uncollected principal portion of the contracts sold with partial recourse was approximately $57,783,000. The Company's potential recourse obligations related to these contracts is approximately $6,594,000. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.


(13) COMMITMENTS

     The Company has entered into agreements with six executive officers providing for the payment of cash and other benefits in certain events of their voluntary or involuntary termination within three years following a change in control. Payment under these agreements would consist of a lump sum equal to approximately three years of each executive's annual taxable compensation. The agreements also provide that the payment would be increased in the event that it would subject the officer to excise tax as a parachute payment under the federal tax code. The increase would be equal to the additional tax liability imposed on the executive as a result of the payment.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)



(14) RETIREMENT PLAN

     The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the Internal Revenue Code, which would otherwise be payable to the participant for any plan year. The Company may make discretionary contributions to this Plan. No such contributions were made during 1995, 1996 and 1997. During 1997, the plan was modified to provide, among other changes, for the Company to make matching contributions equal to 25% of pretax employee contributions up to a maximum of 6% of an employee's salary. During 1997, the Company made matching contributions of approximately $385,000.

     The Company does not provide postretirement benefits to any employees as defined under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

(15) JOINT VENTURES

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

     The Company is accounting for these investments using the equity method. The net investments are included in other assets in the accompanying consolidated balance sheets. In the accompanying consolidated statements of operations for the years ended June 30, 1995, 1996 and 1997, the Company has recognized approximately $22,000, $10,000 and $26,000, respectively, in net income as its portion of the income from these joint ventures.

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)



(16) ACCRUED EXPENSES

     Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

                                                 JUNE 30,
                                             1996        1997

      Income taxes                          $ 2,728     $ 6,711
      Payroll and payroll-related             4,743       3,302
      Royalties and outside commissions       4,149       2,051
      Other                                   4,392       4,508
                                          ---------   ---------

                                            $16,012     $16,572
                                          =========   =========


(17) RELATED PARTY TRANSACTION

     Smart Finance & Company, a company of which a director of the Company is the President provides advisory services to the Company from time to time. In fiscal 1996 and 1997, payments of approximately $72,000 and $222,000, respectively, were made by the Company to Smart Finance & Company as compensation for services rendered.

(18) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

     Domestic and export sales as a percentage of total revenues are as follows:

                                       YEARS ENDED JUNE 30,
                               1995          1996          1997

     United States              48.1%         54.6%         47.7%
     Europe                     30.6          26.7          32.4
     Japan                      12.3           9.6           9.2
     Other                       9.0           9.1          10.7
                               -----         -----         -----
                               100.0%        100.0%        100.0%
                               =====         =====         =====

                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)



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

                                UNITED       EUROPE         ASIA       ELIMINATIONS  CONSOLIDATED
                                STATES
Year ended June 30, 1995 -
  Revenues                    $  56,951     $     547     $      --    $      --     $  57,498
  Transfers between                  --        10,912         4,463      (15,375)           --
    geographic locations      ---------     ---------     ---------    ---------     ---------

      Total revenues          $  56,951     $  11,459     $   4,463    $ (15,375)    $  57,498
                              =========     =========     =========    =========     =========

Income from operations        $   5,126     $   1,112     $     313    $      --     $   6,551
                              =========     =========     =========    =========     =========

Identifiable assets           $  71,143     $   4,087     $     416    $      51     $  75,697
                              =========     =========     =========    =========     =========

Year ended June 30, 1996 -

  Revenues                    $ 100,958     $   2,643     $       8    $      --     $ 103,609
  Transfers between                  --        13,474         4,645      (18,119)           --
   geographic locations       ---------     ---------     ---------    ---------     ---------

      Total revenues          $ 100,958     $  16,117     $   4,653    $ (18,119)    $ 103,609
                              =========     =========     =========    =========     =========

Income (loss) from            $ (11,449)    $    (267)    $      15    $      --     $ (11,701)
operations                    =========     =========     =========    =========     =========


Identifiable assets           $ 183,550     $  11,172     $     414    $ (45,948)    $ 149,188
                              =========     =========     =========    =========     =========

Year ended June 30, 1997 -
  Revenues                    $ 171,644     $   8,611     $      44    $      --     $ 180,299
  Transfers between                  --        22,812         8,099      (30,911)           --
   geographic locations       ---------     ---------     ---------    ---------     ---------

      Total revenues          $ 171,644     $  31,423     $   8,143    $ (30,911)    $ 180,299
                              =========     =========     =========    =========     =========

Income (loss) from            $  14,620     $   2,578     $     594    $      --     $  17,792
  operations                   ========      ========        ======     ========       =======

Identifiable assets           $ 221,544     $   7,094     $   1,191    $ (53,391)    $ 176,438
                              =========     =========     =========    =========     =========

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Aspen Technology, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Aspen Technology, Inc. and subsidiaries, included in this Form 10-K, and have issued our report thereon dated August 13, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)-2 is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.




                                                     ARTHUR ANDERSEN LLP

Boston, Massachusetts
August 13, 1997 (Except
with respect to the matters
discussed in footnote 3(g)
as to which the date is
August 28, 1997)

                                                                     SCHEDULE II



                     ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS



        DESCRIPTION         BALANCE,     CHARGED      DEDUCTIONS     OTHER       BALANCE,
                            BEGINNING    TO COSTS                                 END OF
                            OF PERIOD    AND                                      PERIOD
                                         EXPENSES

ALLOWANCE FOR DOUBTFUL
ACCOUNTS:

  June 30, 1995             $ 84,000     $       -     $      -    $      -     $ 84,000

  June 30, 1996               84,000       200,000       (2,315)    449,000(1)   730,685

  June 30, 1997              730,685             -     (222,850)    211,882(2)   719,717




(1) Relates to amounts acquired in the acquisitions of Setpoint and DMCC.
(2) Relates to amounts acquired in the acquisitions of B-JAC and Bechtel PIMS.