Form 10-Q
period 1997-09-30
ASPEN TECHNOLOGY INC /MA/
filed 1997-11-14
CIK 929940

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 1997.

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

As of September 30, 1997, there were 20,592,459 shares of the Registrant's common stock (par value $.10 per share) outstanding.

                             ASPEN TECHNOLOGY, INC.

                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX


PART I.          FINANCIAL INFORMATION                                PAGE

Item 1.          Financial Statements:

                 Consolidated Condensed Balance Sheets
                 as of September 30, 1997 and June 30, 1997              3

                 Consolidated Condensed Statements of
                 Income for the Three Month Period
                 Ended September 30, 1997 and 1996                       4

                 Consolidated Condensed Statements of Cash Flows
                 for the Three Month Period Ended
                 September 30, 1997 and 1996                             5

                 Notes to Consolidated Condensed Financial Statements    6 - 9

Item 2.          Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                      10 - 13

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                       14
Item 5.          Other Information                                       14
Item 6.          Exhibits and Reports on Form 8-K                        14

                             ASPEN TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Unaudited and in thousands)


                                                9/30/97             6/30/97
                                               --------            --------

CURRENT ASSETS:
Cash and cash equivalents                      $ 12,721            $ 16,091
Short-term investments                           14,895              15,843
Accounts receivable, net                         57,887              56,624
Current portion of long-term
   installments receivable, net                  20,475              19,063
Prepaid expenses and other current assets         8,235               7,403
                                               --------            --------
   Total current assets                         114,213             115,024

Long-term installments receivable, net           31,694              30,963
Equipment and leasehold
   improvements, at cost                         54,247              47,338
Accumulated depreciation                        (22,363)            (19,904)
                                               --------            --------
                                                 31,884              27,434
Computer software development
   costs, net                                     3,791               3,058
Intangible assets, net                           12,003              12,768
Other assets                                      3,139               3,017
                                               --------            --------
                                               $196,724            $192,264
                                               ========            ========

CURRENT LIABILITIES:
Current portion of long-term debt              $  1,776            $    288
Accounts payable and accrued expenses            22,398              23,284
Unearned revenue                                  4,451               4,294
Deferred revenue                                 15,513              14,372
Deferred income taxes                             2,621               1,775
                                               --------            --------
   Total current liabilities                     46,759              44,013

Long-term debt, less current maturities           1,710                 462
Deferred revenue, less current portion            9,641               9,441
Other liabilities                                   970                 942
Deferred income taxes                             5,965               5,965

STOCKHOLDERS' EQUITY:
Common stock                                      2,077               2,036
Additional paid-in capital                      128,899             127,578
Retained earnings                                 1,599               2,588
Cumulative translation adjustment                  (407)               (255)
Unrealized (gain) loss on investments                13                  (4)
Treasury stock, at cost                            (502)               (502)
                                               --------            --------
   Total Stockholders' Equity                   131,679             131,441
                                               --------            --------
                                               $196,724            $192,264
                                               ========            ========

                             ASPEN TECHNOLOGY, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (Unaudited and in thousands, except per share amounts)

                                                         THREE MONTHS ENDED

                                                       9/30/97        9/30/96
                                                       -------        -------

REVENUES:
     Software licenses                                 $21,783        $16,131
     Services and other                                 22,504         18,737
                                                       -------        -------
                                                        44,287         34,868
                                                       -------        -------

EXPENSES:
     Cost of software licenses                           1,263            816
     Cost of services and other                         13,169         11,129
     Selling and marketing                              14,345         11,286
     Research and development                            9,431          6,964
     General and administrative                          4,163          3,721
     Costs related to acquisitions                         509              -
                                                       -------        -------
       Total costs and expenses                         42,880         33,916

       Income from operations                            1,407            952

     Other expense, net                                    (67)           (22)
     Interest income, net                                1,379          1,345
                                                       -------        -------
       Income before provision for
          income taxes                                   2,719          2,275

     Provision for income taxes                            979            865
                                                       -------        -------
       NET INCOME                                      $ 1,740        $ 1,410
                                                       =======        =======

     Net income per common and
       common equivalent share                         $  0.08        $  0.07
                                                       =======        =======

     Weighted average number of common and
       common equivalent shares outstanding             21,637         20,614
                                                       =======        =======

                             ASPEN TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)


                                                                                            THREE MONTHS ENDED
                                                                                         9/30/97           9/30/96
                                                                                         -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                                          $ 1,741           $ 1,410
     Adjustments to reconcile net income to  net cash provided by (used in)
     operating activities (net of acquisition related activity disclosed below):

     Depreciation and amortization                                                         2,831             2,288
     Deferred income taxes                                                                   846                 -
     Decrease (increase) in accounts receivable                                               15            (1,508)
     (Increase) decrease in installments receivable                                       (2,142)            1,902
     Increase in prepaid expenses
       and other current assets                                                             (679)              (82)
     Decrease in accounts payable
       and accrued expenses                                                               (3,506)           (2,640)
     Increase (decrease) in unearned revenue                                                 575            (4,658)
     Increase in deferred revenue                                                            369             2,380
                                                                                         -------           -------

     Net cash provided by (used in) operating activities                                      51              (908)
                                                                                         -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and leasehold
       improvements                                                                       (4,331)           (4,038)
     Sale of investment securities                                                           965             8,992
     Increase in other long-term assets                                                      (99)             (200)
     Increase in computer software development costs                                        (901)             (305)
     Increase (decrease) in other long-term liabilities                                       28              (366)
     Cash used in the purchase of business, net of cash acquired                            (591)                -
                                                                                         -------           -------

     Net cash provided by (used in) investing activities                                  (4,929)            4,083
                                                                                         -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock under employee stock purchase plans                              -               381
     Exercise of stock options                                                               887               629
     Proceeds from (payments of) long-term debt and capital lease obligations                774              (161)
                                                                                         -------           -------

     Net cash provided by financing activities                                             1,661               849
                                                                                         -------           -------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                    (153)               21
                                                                                         -------           -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (3,370)            4,045

CASH AND CASH EQUIVALENTS, beginning of period                                            16,091             9,005
                                                                                         -------           -------

CASH AND CASH EQUIVALENTS, end of period                                                 $12,721           $13,050
                                                                                         =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS RELATED TO ACQUISITIONS:
     During the three months ended September 30, 1997, the Company acquired certain companies in pooling-of-interests
       transactions as described in Note 4
     These acquisitions are summarized as follows-
                 Book value of assets acquired, excluding cash                           $ 3,717           $     -
                 Liabilities assumed                                                       5,136                 -
                 Book value of equity                                                     (1,419)               -
                                                                                         -------           -------

                                                                                         $ 3,717           $     -
                                                                                         =======           =======

                             ASPEN TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)



1.      BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1997, which are contained in the Company's Form 10-K, as previously filed with the Securities and Exchange Commission.

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

        Installments receivable represent the present value of future payments related to the financing of noncancelable term license agreements that provide for payment in installments over a one- to five-year period. A portion of the revenue from each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of income loss. The interest rates in effect for the three months ended September 30, 1996 was 11% and for the three months ended September 30, 1997 was 8.5%.

        (b)    Computer Software Development Costs

        In compliance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility and ends upon market introduction. Amortization of capitalized computer software development costs is included in cost of revenues and is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations in the three month period ended September 30, 1997 was $168,000 as compared to $203,000 for the three month period ended September 30, 1996.

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

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its quarter ended December 31, 1997. Assuming that SFAS 128 had been implemented, basic income per share would have been $0.09 and $0.07 for the three month periods ended September 30, 1997 and September 30, 1996, respectively. Under this Statement, diluted income per share would not have differed from the net income per share disclosed on the accompanying statement of income.

        (d)    Investments

        The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders' equity. Investments held as of September 30, 1997 consist of $2,351,000 in money market accounts and $12,544,000 in municipal bonds.

3.      SALE OF INSTALLMENTS RECEIVABLE

        The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for approximately $9.5 million during the three month period ended September 30, 1997. The financial institutions have partial recourse to the Company only upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligations, as defined.

        At September 30, 1997, the balance of the uncollected principal portion of all contracts sold was $74.2 million. The Company's potential recourse obligation related to these contracts is approximately $6.5 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

4.   ACQUISITIONS

        (a)    Special Analysis and Simulation Technologies ("SAST")

        On August 28, 1997, the Company acquired 100% of the outstanding shares of common stock of SAST, a global leader in dynamic simulation and operator training services and applications. The Company exchanged 288,330 shares of its common stock valued at approximately $10.2 million and paid approximately $841,000 in cash for all outstanding shares of SAST common stock. The acquisition has been accounted for as a pooling of interests. This transaction is immaterial to the Company's financial position and results of operations, and accordingly the historical financial statements have not been restated.

        (b)    NeuralWare, Inc.

        On August 27, 1997 the Company acquired 100% of the outstanding shares of common stock of NeuralWare, Inc., a leading provider of neural net technology. The Company exchanged 26,502 shares of its common stock for all outstanding shares of NeuralWare, Inc. common stock. The acquisition has been accounted for as a pooling of interests. This transaction is immaterial to the Company's financial position and results of operation, and accordingly the historical financial statements have not been restated.

5.   SHAREHOLDERS RIGHTS PLAN

        On October 9, 1997, the Board of Directors voted to adopt a Shareholders Rights Plan (the Plan). The Plan gives certain shareholders the right to purchase additional share, at a specified price, under certain circumstances.

                             ASPEN TECHNOLOGY, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS




RESULTS OF OPERATIONS

Revenues are derived from software licenses and maintenance and other services. Total revenues for the three months ended September 30, 1997 was $44.3 million, an increase of 27.0% from $34.9 million in the comparable period of fiscal 1997. Software license revenues represented 49.2% of total revenues for the three months ended September 30, 1997, as compared to 46.3% in the comparable period of fiscal 1997. Revenues from software licenses for the three months ended September 30, 1997 was $21.8 million, an increase of 35.0% from $16.1 million in the comparable period of fiscal 1997. The growth in software license revenues was attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, additional software products, and, to a lesser extent, to the addition of new customers.

Total revenues from customers outside the United States were $20.7 million or 46.8% of total revenues for the three months ended September 30, 1997, as compared to $21.0 million or 60.3% of total revenues for the comparable period in fiscal year 1997. The geographical mix of license revenues can vary from quarter to quarter; however for fiscal year 1998, the overall mix of revenues from customers outside the United States is expected to be relatively consistent with the prior year.

Revenues from services and other consist of consulting services, post contract support on software licenses, training and sales of documentation. Since the acquisitions of DMCC and Setpoint (January and February 1996), the Company has continued to generate a significant amount of consulting revenues form services for the analysis, design, and automation of process engineering plants. As a result, revenues from services and other for the three months ended September 30, 1997 was $22.5 million, an increase of 20.1% from $18.7 million in the comparable period in fiscal 1997. This increase reflects a continued focus during fiscal year 1998 on providing high value added consulting and training services to existing customers.

Neither the Company's joint venture and similar activities, nor any discounting or similar activities has historically had a material effect on the Company's revenues.

Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. Cost of software licenses for the three months ended September 30, 1997 was $1.3 million, an increase of 54.8% from $0.8 million in the comparable period of fiscal 1997. Cost of software licenses as a percentage of revenues from software licenses was 5.8% for the three months ended September 30, 1997 as compared to 5.1% for the three months ended September 30, 1996. The increase in costs is primarily due to the increase in software license revenues. These costs have increased slightly as a percentage of revenues due to the generation of a greater portion of sales which have third party costs.

Cost of services and other consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the cost of manuals sold separately. Cost of maintenance and other services for the three months ended September 30, 1997 was $13.2 million, an increase of 18.3% from $11.1 million in the comparable period in fiscal year 1997. Cost of services and other as a percentage of services revenue was 58.5% in the three months ended September 30, 1997 and 59.4% in the comparable period of fiscal year 1997. This percentage decrease reflected improved efficiency in the execution of the implementation services projects.

Selling and marketing expenses for the three months ended September 30, 1997 were $14.3 million, an increase of 27.1% from $11.3 million in the comparable period in fiscal year 1997. As a percentage of revenues, selling and marketing expenses were 32.4% for the three months ended September 30, 1997 and September 30, 1996. The Company continues to invest in sales personnel and regional sales offices to improve the Company's geographic proximity to its customers, to maximize the penetration of existing accounts and to add new customers.

Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct the Company's product development efforts. Capitalized research and development costs are amortized over three years. Research and development expenses during the three months ended September 30, 1997 were $9.4 million, an increase of 35.4% from $7.0 million in the comparable period of fiscal 1997. The increase in costs reflects continued investment in the development of the Company's core modeling products and a common software architecture encompassing the Company's expanded family of software products. The Company capitalized 8.7% of its total research and development costs during the three months ended September 30, 1997 as compared to 5.6% in the comparable period of fiscal year 1997.

General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of certain intangibles. General and administrative expenses for the three months ended September 30, 1997 were $4.2 million, an increase of 11.9% from $3.7 million in the comparable period of fiscal year 1997. The dollar increase principally reflected the growth in the scale and scope of the Company's operations.

Interest income is generated from the sale of software pursuant to installment contracts for off-line modeling software and the investment of excess cash in short-term and long-term investments. Under these contracts, the Company offers customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. A substantial majority of the off-line modeling customers elect to license these products through installment contracts. The Company believes this election is made principally because the customers prefer to pay for the Company's off-line modeling products out of their operating budgets, rather than out of their capital budgets. Included in the annual payments is an implicit interest charge based upon the interest rate established by the Company at the time of the license. The Company sells a portion of the installment contracts to unrelated financial institutions. The interest earned by the Company on the installment contract portfolio in any one year is the result of the implicit interest established by the Company on installment contracts and the size of the contract portfolio. Interest income was $1.4 million for the three months ended September 30, 1997 and 1996.

Interest expense is generated from interest charged on the Company's bank line of credit, subordinated notes payable and capital lease obligations. Interest expense for the three months ended September 30, 1997 was $0.07 million as compared to $0.02 million in the comparable period of fiscal year 1997.

The effective tax rate decreased for the three months ended September 30, 1997 to 36.0% of pretax income from 38.0% for the comparable period of fiscal year 1997. This decrease is primarily due to utilization of various tax credits and carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 1997, the Company's cash and cash equivalents balance decreased by $3.4 million. Operations provided $0.05 million of cash during this period primarily related to net income offset in part by increases in installments receivable and decreases in accounts payable and accrued expenses.

In recent years, the Company has had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation ("GECC") and Sanwa Business Credit Corporation (SBCC"). During the three months ended September 30, 1997, installment contracts increased to $52.2 million, net of $9.5 million of installment contracts sold to GECC and SBCC. The Company's arrangements with the two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At September 30, 1997, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $74.2 million, for which the Company has a partial recourse obligation of approximately $6.5 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

The Company maintains a $30.0 million bank line of credit, expiring December 31, 1998, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank's prime rate (8.5% at September 30, 1997) plus a specified margin or, at the Company's option, a rate equal to a defined LIBOR (5.7% at September 30, 1997) plus a specified margin. The line of credit agreement requires the Company to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net income before taxes and of the ratio of current assets to current liabilities.

                             ASPEN TECHNOLOGY, INC.


                           PART II. OTHER INFORMATION






Item 1. Legal Proceedings
               The Company is not a party to any pending material proceedings.

Item 5. Other Information
               None

Item 6. Exhibits and Reports on Form 8-K

               (a)     Exhibits
                       None

               (b)     Reports on Form 8-K
                       Current Report on Form 8-K dated October 9, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         ASPEN TECHNOLOGY, INC.



Date: November 14, 1997                  by: /s/ Mary A. Palermo
                                             --------------------------
                                             Mary A. Palermo
                                             Executive Vice President
                                             Chief Financial Officer