Form 10-Q
period 1997-12-31
ASPEN TECHNOLOGY INC /MA/
filed 1998-02-13
CIK 929940

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended December 31, 1997.

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

As of December 31, 1997, there were 21,186,110 shares of the Registrant's common stock (par value $.10 per share) outstanding.

                             ASPEN TECHNOLOGY, INC.

                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX


PART I.     FINANCIAL INFORMATION                                     PAGE

Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets
            as of December 31, 1997 and June 30, 1997                 3

            Consolidated Condensed Statements of
            Income for the Three and Six Month Periods
            Ended December 31, 1997 and 1996                          4

            Consolidated Condensed Statements of Cash Flows
            for the Six Month Periods Ended
            December 31, 1997 and 1996                                5

            Notes to Consolidated Condensed Financial Statements      6 - 9

Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition                        10 - 13

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                         14
Item 5.     Other Information                                         14
Item 6.     Exhibits and Reports on Form 8-K                          14


                             ASPEN TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (unaudited and in thousands)


                                                       12/31/97         6/30/97
                                                       --------         -------
CURRENT ASSETS:
Cash and cash equivalents                              $ 15,524        $ 16,091
Short-term investments                                   13,154          15,843
Accounts receivable, net                                 65,200          56,624
Current portion of long-term
   installments receivable, net                          20,592          19,063
Prepaid expenses and other current assets                 9,477           7,403
                                                       --------        --------
   Total current assets                                 123,947         115,024

Long-term installments receivable, net                   33,243          30,963
Equipment and leasehold
   improvements, at cost                                 57,891          47,338
Accumulated depreciation                                (24,711)        (19,904)
                                                       --------        --------
                                                         33,180          27,434
Computer software development
   costs, net                                             4,529           3,058
Intangible assets, net                                   11,605          12,768
Other assets                                              3,413           3,017
                                                       --------        --------
                                                       $209,917        $192,264
                                                       ========        ========

CURRENT LIABILITIES:
Current portion of long-term debt                      $    290       $     288
Accounts payable and accrued expenses                    23,321          23,284
Unearned revenue                                          4,738           4,294
Deferred revenue                                         16,440          14,372
Deferred income taxes                                     2,725           1,775
                                                       --------        --------
   Total current liabilities                             47,514          44,013

Long-term debt, less current maturities                   1,624             462
Deferred revenue, less current portion                   10,612           9,441
Other liabilities                                           948             942
Deferred income taxes                                     8,088           5,965

STOCKHOLDERS' EQUITY:
Common stock                                              2,090           2,036
Additional paid-in capital                              131,527         127,578
Retained earnings                                         8,283           2,588
Cumulative translation adjustment                          (283)           (255)
Unrealized gain (loss) on investments                        15              (4)
Treasury stock, at cost                                    (501)           (502)
                                                       --------        --------
   Total Stockholders' Equity                           141,131         131,441
                                                       --------        --------
                                                       $209,917        $192,264
                                                       ========        ========




                                                 ASPEN TECHNOLOGY, INC.
                                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                      (Dollars in thousands, except per share data)
                                                       (unaudited)


                                                             Three Months Ended                        Six Months Ended
                                                        December 31,      December 31,           December 31,       December 31,
                                                           1997               1996                   1997              1996
                                                        ------------      ------------           ------------       ------------
REVENUES:
      Software licenses                                   $31,445            $23,928                 53,228            $40,059
      Maintenance and other services                       25,028             20,273                 47,532             39,010
                                                          -------            -------               --------            -------
      Total revenues                                       56,473             44,201                100,760             79,069
                                                          -------            -------               --------            -------
EXPENSES:
      Cost of software licenses                             1,562              1,268                  2,825              2,084
      Cost of maintenance and other services               14,531             11,984                 27,700             23,113
      Selling and marketing                                16,977             12,953                 31,322             24,239
      Research and development                              9,596              7,141                 19,027             14,105
      General and administrative                            4,540              3,959                  8,703              7,680
      Charge for in-process research and
        development and one-time acquisition costs              -              8,664                    509              8,664
                                                          -------            -------               --------            -------
      Total costs and expenses                             47,206             45,969                 90,086             79,885
                                                          -------            -------               --------            -------

      Income (loss) from operations                         9,267             (1,768)                10,674               (816)

      Other expense, net                                      (95)               (88)                  (162)              (110)
      Interest income, net                                  1,277              1,236                  2,656              2,581
                                                          -------            -------               --------            -------

      Income (loss) before provision for
        income taxes                                       10,449               (620)                13,168              1,655

      Provision for income taxes                            3,762              1,341                  4,741              2,206
                                                          -------            -------               --------            -------
        Net income (loss)                                 $ 6,687            $(1,961)              $  8,427            $  (551)
                                                          =======            =======               ========            =======


      Diluted earnings per share                          $  0.31            $ (0.10)              $   0.39            $ (0.03)
                                                          =======            =======               ========            =======
      Weighted average shares outstanding-diluted          21,909             19,529                 21,767             19,387
                                                          =======            =======               ========            =======


      Basic earnings per share                            $  0.32            $ (0.10)              $   0.41            $ (0.03)
                                                          =======            =======               ========            =======
      Weighted average shares outstanding-basic            20,644             19,529                 20,499             19,387
                                                          =======            =======               ========            =======




                                                 ASPEN TECHNOLOGY, INC.
                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (unaudited and in thousands)

                                                                                                             SIX MONTHS ENDED
                                                                                                          12/31/97          12/31/96
                                                                                                          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                                                       $ 8,427          $  (551)

   Adjustments to reconcile net income (loss) to net cash provided by operating activities (net of acquisition related activity disclosed below):

   Depreciation and amortization                                                                             5,739            4,884
   Charge for in-process research and development                                                                -            8,664
   Deferred income taxes                                                                                     3,073                -
   (Increase) in accounts receivable                                                                        (7,723)          (6,096)
   (Increase) in installments receivable                                                                    (3,809)            (149)
   (Increase) in prepaid expenses
     and other current assets                                                                               (1,495)          (1,737)
   (Decrease) in accounts payable
     and accrued expenses                                                                                   (2,584)          (3,136)
   Increase (decrease) in unearned revenue                                                                     862           (4,127)
   Increase in deferred revenue                                                                              2,267            2,763
                                                                                                           -------          -------

   Net cash provided by operating activities                                                                 4,757              515
                                                                                                           -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and leasehold
     improvements                                                                                           (7,975)          (9,148)
   Sale of investment securities                                                                             2,708           13,044
   Increase in other long-term assets                                                                         (268)            (427)
   Increase in computer software development costs                                                          (1,905)            (854)
   Increase (decrease) in other long-term liabilities                                                            5           (2,289)
   Cash used in the purchase of business, net of cash acquired                                                (591)          (5,307)
                                                                                                           -------          -------

   Net cash used in investing activities                                                                    (8,026)          (4,981)
                                                                                                           -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock under employee stock purchase plans                                              1,830              381
   Exercise of stock options                                                                                 1,698            1,381
   Payments of long-term debt and capital lease obligations                                                   (798)            (293)
                                                                                                           -------          -------

   Net cash provided by financing activities                                                                 2,730            1,469
                                                                                                           -------          -------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                                       (28)             233
                                                                                                           -------          -------

DECREASE IN CASH AND CASH EQUIVALENTS                                                                         (567)          (2,764)

CASH AND CASH EQUIVALENTS, beginning of period                                                              16,091            9,005
                                                                                                           -------          -------

CASH AND CASH EQUIVALENTS, end of period                                                                   $15,524          $ 6,241
                                                                                                           =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS RELATED TO ACQUISITIONS:
   During the six months ended December 31, 1997, the Company acquired certain companies in poolings-of-interests
   transactions as described in Note 4
   These acquisitions are summarized as follows-
             Book value of assets acquired, excluding cash                                                 $ 3,717          $     -
             Liabilities assumed                                                                             5,136          $     -
             Book value of equity                                                                           (1,419)         $     -
                                                                                                           -------          -------
                                                                                                           $ 3,717          $     -
                                                                                                           =======          =======

   During the six months ended December 31, 1996, the Company acquired certain companies in purchase transactions
   These acquisitions are summarized as follows-
             Fair value of assets acquired, excluding cash                                                $      -          $15,982
             Issuance of common stock related to acquisitions                                             $      -           (6,496)
             Payments in connection with the acquisitions, net of cash acquired                           $      -           (5,307)
                                                                                                          --------          -------
                       Liabilities assumed                                                                $      -          $ 4,179
                                                                                                          ========          =======

                             ASPEN TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for the three and six months period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1997, which are contained in the Company's Form 10-K, as previously filed with the Securities and Exchange Commission.

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

     Installments receivable represent the present value of future payments related to the financing of noncancelable term license agreements that provide for payment in installments over a one- to five-year period. A portion of the revenue from each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of income loss. The interest rates in effect for the three and six months ended December 31, 1996 were 11% and 8.5% and for the three and six months ended December 31, 1997 was 8.5%.

     (b)  Computer Software Development Costs

     In compliance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility and ends upon market introduction. Amortization of capitalized computer software development costs is included in cost of revenues and is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations in the three and six month periods ended December 31, 1997 were $266,000 and $434,000 as compared to $203,000 and $460,000 for the three and six month periods ended December 31, 1996.

     (c)  Net Income Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution of potentially dilutive securities, primarily stock options, based on the treasury stock method. As required, the Company has adopted SFAS 128 effective for the quarter ending December 31, 1997 and has restated all prior periods.

Basic and dilutive weighted average shares as required by SFAS No. 128 are as follows (in thousands):

                                                   Three Months Ended               Six Months Ended
                                                December 31,  December 31,       December 31,  December 31,
                                                   1997           1996              1997           1996
                                                -----------   ------------      ------------  -----------
Basic weighted average shares outstanding          20,644        19,529            20,499        19,387

Weighted average common equivalent shares           1,265             -             1,268             -
                                                   ------        ------            ------        ------
Diluted weighted average shares outstanding        21,909        19,529            21,767        19,387
                                                   ------        ------            ------        ------


The following securities were not included in computing dilutive earnings per share because their effect would be anti-dilutive:


                                                  Three Months Ended                 Six Months Ended
                                             December 31,     December 31,       December 31,    December 31,
                                                 1997            1996               1997            1996
                                             ------------     ------------       -----------     -----------

Anti-dilutive common equivalent shares             -             1,483                -             1,409
                                                  --             -----               --             -----


(d)  Investments

The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders' equity. Investments held as of December 31, 1997 consist of $2,671,000 in money market accounts and $10,483,000 in bonds.

3.   SALE OF INSTALLMENTS RECEIVABLE

     The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for approximately $17.4 million and $27.0 million during the three and six month periods ended December 31, 1997. The financial institutions have partial recourse to the Company only upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligations, as defined.

     At December 31, 1997, the balance of the uncollected principal portion of all contracts sold was $83.3 million. The Company's potential recourse obligation related to these contracts is approximately $5.6 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

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

5.   SHAREHOLDERS RIGHTS PLAN

     On October 9, 1997, the Board of Directors voted to adopt a Shareholders Rights Plan (the Plan). The Plan gives certain shareholders the right to purchase additional shares, at a specified price, under certain circumstances.

                             ASPEN TECHNOLOGY, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS


RESULTS OF OPERATIONS

Revenues are derived from software licenses and maintenance and other services. Total revenues for the three and six months ended December 31, 1997 were $56.5 and $100.8 million respectively, an increase of 27.8% and 27.4% from $44.2 and $79.1 million in the comparable periods of fiscal 1997. Software license revenues represented 55.7% of total revenues for the three months ended December 31, 1997, as compared to 54.1% in the comparable period of fiscal 1997. Revenues from software licenses for the three and six months ended December 31, 1997 were $31.4 and $53.2 million respectively, an increase of 31.4% and 32.9% from $23.9 and $40.1 million in the comparable periods of fiscal 1997. The growth in software license revenues was attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, additional software products, and, to a lesser extent, to the addition of new customers.

Total revenues from customers outside the United States were $28.3 and $49.1 million or 50.2% and 48.7% of total revenues for the three and six months ended December 31, 1997 respectively, as compared to $24.3 and $45.3 million or 55.0% and 57.3% of total revenues for the comparable periods in fiscal year 1997. The geographical mix of license revenues can vary from quarter to quarter; however for fiscal year 1998, the overall mix of revenues from customers outside the United States is expected to be relatively consistent with the prior year.

Revenues from maintenance and other services consists of consulting services, post contract support on software licenses, training and sales of documentation. Since the acquisitions of DMCC and Setpoint (January and February 1996), the Company has continued to generate a significant amount of consulting revenues from services for the analysis, design, and automation of process engineering plants. As a result, revenues from maintenance and other services for the three and six months ended December 31, 1997 was $25.0 and $47.5 million respectively, an increase of 23.5% and 21.9% from $20.3 and $39.0 million in the comparable periods in fiscal 1997. This increase reflects a continued focus during fiscal year 1998 on providing high value added consulting and training services to existing customers.

Neither the Company's joint venture and similar activities, nor any discounting or similar activities has historically had a material effect on the Company's revenues.

Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. Cost of software licenses for the three and six months ended December 31, 1997 was $1.6 and $2.8 million respectively, an increase of 23.2% and 35.6% from $1.3 and $2.1 million in the comparable periods of fiscal 1997. Cost of software licenses as a percentage of revenues from software licenses was 5.0% and 5.3% for the three and six months ended December 31, 1997 as compared to 5.3%and 5.2% for the three and six months ended December 31, 1996. The increase in costs is primarily due to the increase in software license revenues.

Cost of maintenance and other services consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the cost of manuals sold separately. Cost of maintenance and other services for the three and six months ended December 31, 1997 was $14.5 and $27.7 million respectively, an increase of 21.3% and 19.9% from $12.0 and $23.1 million in the comparable periods in fiscal year 1997. Cost of maintenance and other services as a percentage of services revenue was 58.1% and 58.3% in the three and six months ended December 31, 1997 and 59.1% and 59.3% in the comparable period of fiscal year 1997. This percentage decrease reflected improved efficiency in the execution of the implementation services projects.

Selling and marketing expenses for the three and six months ended December 31, 1997 were $17.0 and $31.3 million, an increase of 31.1% and 29.2% from $13.0 and $24.2 million in the comparable periods in fiscal year 1997. As a percentage of revenues, selling and marketing expenses were 30.1% and 31.1% respectively for the three and six months ended December 31, 1997 as compared to 29.3% and 30.7% for the comparable periods in fiscal 1997. The Company continues to invest in sales personnel and regional sales offices to improve the Company's geographic proximity to its customers, to maximize the penetration of existing accounts and to add new customers.

Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct the Company's product development efforts. Capitalized research and development costs are amortized over three years. Research and development expenses during the three and six months ended December 31, 1997 were $9.6 and $19.0 million respectively, an increase of 34.4% and 34.9% from $7.1 and $14.1 million in the comparable periods of fiscal 1997. The increase in costs reflects continued investment in the development of the Company's core modeling products and a common software architecture encompassing the Company's expanded family of software products. The Company capitalized 9.5% of its total research and development costs during the three months ended December 31, 1997 as compared to 7.1% in the comparable period of fiscal year 1997.

General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of certain intangibles. General and administrative expenses for the three and six months ended December 31, 1997 were $4.5 and $8.7 million, an increase of 14.7% and 13.3% from $4.0 and $7.7 million in the comparable periods of fiscal year 1997. The dollar increase principally reflected the growth in the scale and scope of the Company's operations.

Interest income is generated from the sale of software pursuant to installment contracts for off-line modeling software and the investment of excess cash in short-term and long-term investments. Under these contracts, the Company offers customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. A substantial majority of the off-line modeling customers elect to license these products through installment contracts. The Company believes this election is made principally because the customers prefer to pay for the Company's off-line modeling products out of their operating budgets, rather than out of their capital budgets. Included in the annual payments is an implicit interest charge based upon the interest rate established by the Company at the time of the license. The Company sells a portion of the installment contracts to unrelated financial institutions. The interest earned by the Company on the installment contract portfolio in any one year is the result of the implicit interest established by the Company on installment contracts and the size of the contract portfolio. Interest income was $1.3 and $2.7 million for the three and six months ended December 31, 1997 as comparable to $1.3 and $2.7 million for the comparable periods in fiscal 1997.

Interest expense is generated from interest charged on the Company's bank line of credit, subordinated notes payable and capital lease obligations. Interest expense for the three and six months ended December 31, 1997 was $0.05 and $0.1 million as compared to $0.03 and $0.1 million in the comparable periods of fiscal year 1997.

The effective tax rate decreased for the three and six months ended December 31, 1997 to 36.0% of pretax income from 38.0% for the comparable periods of fiscal year 1997. This decrease is primarily due to utilization of various tax credits and carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 1997, the Company's cash and cash equivalents balance decreased by $0.6 million. Operations provided $4.8 million of cash during this period primarily related to net income offset in part by increases in accounts and installments receivable and decreases in accounts payable and accrued expenses.

In recent years, the Company has had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation ("GECC") and Sanwa Business Credit Corporation (SBCC"). During the six months ended December 31, 1997, installment contracts increased to $53.8 million, net of $27.0 million of installment contracts sold to GECC and SBCC. The Company's arrangements with the two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At December 31, 1997, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $83.3 million, for which the Company has a partial recourse obligation of approximately $5.6 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

The Company maintains a $30.0 million bank line of credit, expiring December 31, 1998, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank's prime rate (8.5% at December 31, 1997) plus a specified margin or, at the Company's option, a rate equal to a defined LIBOR (5.7% at December 31, 1997) plus a specified margin. The line of credit agreement requires the Company to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net income before taxes and of the ratio of current assets to current liabilities.

Management has initiated a Company-wide program to prepare the Company's computer systems and applications as well as the Company's product offerings for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to system enhancements for the year 2000. A significant number of the Company's product offerings are currently year 2000 compliant. The Company believes the total costs to be incurred for all year 2000 related projects will not have a material impact on the future results from operations.

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





                                             ASPEN TECHNOLOGY, INC.



Date: February 12, 1998 by:                  /s/ Mary A. Palermo
                                             ----------------------------------
                                             Mary A. Palermo
                                             Executive Vice President
                                             Chief Financial Officer