Form 10-Q
period 1998-03-31
ASPEN TECHNOLOGY INC /MA/
filed 1998-05-15
CIK 929940

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended March 31, 1998.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


Commission File Number: 000-24786


                             ASPEN TECHNOLOGY, INC.
             (exact name of registrant as specified in its charter)


Delaware                                    04-2739697
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                 Ten Canal Park, Cambridge, Massachusetts 02141
              (Address of principal executive office and zip code)


Registrant's telephone number, including area code:     (617) 949-1000


Indicate by check mark whether the registrant: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                     Yes   X        No
                         -----         -----

As of March 31, 1998, there were 21,213,132 shares of the Registrant's common stock (par value $.10 per share) outstanding.

                             ASPEN TECHNOLOGY, INC.

                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX



PART I.      FINANCIAL INFORMATION                                      PAGE

Item 1.      Financial Statements:

             Consolidated Condensed Balance Sheets
             as of March 31, 1998 and June 30, 1997                      3

             Consolidated Condensed Statements of
             Income for the Three and Nine Month Periods
             Ended March 31, 1998 and 1997                               4

             Consolidated Condensed Statements of Cash Flows
             for the Nine Month Periods Ended
             March 31, 1998 and 1997                                     5

             Notes to Consolidated Condensed Financial Statements        6 - 11

Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition                          12 - 15

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                           16

Item 2.      Changes in Securities and Use of Proceeds                   16

Item 5.      Other Information                                           16

Item 6.      Exhibits and Reports on Form 8-K                            16 - 17


                             ASPEN TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                       3/31/98         6/30/97
                                                      ---------       ----------
                                                     (unaudited)      (audited)
CURRENT ASSETS:
Cash and cash equivalents                              $ 25,295        $ 16,091
Short-term investments                                    6,609          15,843
Accounts receivable, net                                 74,251          56,624
Current portion of long-term
   installments receivable, net                          21,447          19,063
Prepaid expenses and other current assets                 8,951           7,403
                                                       --------        --------
   Total current assets                                 136,553         115,024

Long-term installments receivable, net                   29,698          30,963
Equipment and leasehold
   improvements, at cost                                 64,487          47,338
Accumulated depreciation                                (28,635)        (19,904)
                                                       --------        --------
                                                         35,852          27,434
Computer software development
   costs, net                                             5,272           3,058
Intangible assets, net                                   13,574          12,768
Other assets                                              3,441           3,017
                                                       --------        --------
                                                       $224,390        $192,264
                                                       ========        ========

CURRENT LIABILITIES:
Current portion of long-term debt                      $  1,581        $    288
Accounts payable and accrued expenses                    26,278          23,284
Unearned revenue                                          4,822           4,294
Deferred revenue                                         19,110          14,372
Deferred income taxes                                     5,486           1,775
                                                       --------        --------
   Total current liabilities                             57,277          44,013

Long-term debt, less current maturities                   3,315             462
Deferred revenue, less current portion                   10,068           9,441
Other liabilities                                           741             942
Deferred income taxes                                     9,888           5,965

STOCKHOLDERS' EQUITY:
Common stock                                              2,144           2,036
Additional paid-in capital                              137,321         127,578
Retained earnings                                         4,232           2,588
Cumulative translation adjustment                          (100)           (255)
Unrealized gain (loss) on investments                         6              (4)
Treasury stock, at cost                                    (502)           (502)
                                                       --------        --------
   Total Stockholders' Equity                           143,101         131,441
                                                       --------        --------
                                                       $224,390        $192,264
                                                       ========        ========


                                                 ASPEN TECHNOLOGY, INC.
                                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                      (Dollars in thousands, except per share data)
                                                       (unaudited)

                                                                 Three Months Ended                Nine Months Ended
                                                             March 31,        March 31,        March 31,          March 31,
                                                               1998             1997             1998               1997
                                                             ---------        ---------        ---------          ---------
REVENUES:
      Software licenses                                       $36,897          $26,656          $ 90,125           $ 66,715
      Maintenance and other services                           26,824           21,320            74,356             60,330
                                                              -------          -------          --------           --------
      Total revenues                                           63,721           47,976           164,481            127,045
                                                              -------          -------          --------           --------
EXPENSES:
      Cost of software licenses                                 1,324            1,183             4,149              3,267
      Cost of maintenance and other services                   15,393           12,464            43,093             35,577
      Selling and marketing                                    19,226           14,207            50,548             38,446
      Research and development                                 10,184            7,861            29,211             21,966
      General and  administrative                               4,927            4,342            13,630             12,022
      Charge for in-process research
        and development                                         8,472             --               8,472              8,664
      One-time acquisition costs                                  475             --                 984               --
                                                              -------          -------          --------           --------
      Total costs and expenses                                 60,001           40,057           150,087            119,942
                                                              -------          -------          --------           --------

      Income from operations                                    3,720            7,919            14,394              7,103

      Other expense, net                                         (162)            --                (324)              (110)
      Interest income, net                                      1,306            1,126             3,962              3,707
                                                              -------          -------          --------           --------

      Income before provision for
        income taxes                                            4,864            9,045            18,032             10,700

      Provision for income taxes                                4,794            3,418             9,535              5,624
                                                              -------          -------          --------           --------
        Net income                                            $    70          $ 5,627          $  8,497           $  5,076
                                                              =======          =======          ========           ========

      Diluted earnings per share                              $  0.00          $  0.27          $   0.39           $   0.24
                                                              =======          =======          ========           ========
      Weighted average shares outstanding-diluted              22,362           21,147            21,960             20,938
                                                              =======          =======          ========           ========

      Basic earnings per share                                $  0.00          $  0.28          $   0.41           $   0.26
                                                              =======          =======          ========           ========
      Weighted average shares outstanding-basic                20,895           19,787            20,629             19,532
                                                              =======          =======          ========           ========


                                                 ASPEN TECHNOLOGY, INC.
                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (unaudited and in thousands)

                                                                                                      NINE MONTHS ENDED
                                                                                                  3/31/98            3/31/97
                                                                                                 ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                                                    $  8,497           $  5,076

   Adjustments to reconcile net income to net cash provided by operating activities (net of acquisition-related activity disclosed below):

   Depreciation and amortization                                                                    9,534              7,945
   Charge for in-process research and development                                                   8,472              8,664
   Deferred income taxes                                                                            6,834              2,982
   (Increase) in accounts receivable                                                              (15,519)            (8,142)
   (Increase) in installments receivable                                                             (693)            (8,325)
   (Increase) in prepaid expenses
     and other current assets                                                                        (609)            (2,157)
   (Decrease) in accounts payable
     and accrued expenses                                                                          (1,368)              (883)
   Increase (decrease) in unearned revenue                                                            527             (6,780)
   Increase in deferred revenue                                                                     4,392              4,145
                                                                                                 --------           --------

   Net cash provided by operating activities                                                       20,067              2,525
                                                                                                 --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and leasehold
     improvements                                                                                 (12,845)           (13,907)
   Sale of investment securities                                                                    9,244             16,690
   (Increase) in other long-term assets                                                              (445)              (323)
   (Increase) in computer software development costs                                               (2,923)            (1,482)
   (Decrease) in other long-term liabilities                                                         (201)            (2,281)
   Cash used in the purchase of business, net of cash acquired                                    (10,689)            (5,307)
                                                                                                 --------           --------

   Net cash used in investing activities                                                          (17,859)            (6,610)
                                                                                                 --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock under employee stock purchase plans                                     3,878                381
   Exercise of stock options                                                                        3,864              2,299
   (Payments of) long-term debt and capital lease obligations                                        (907)              (472)
                                                                                                 --------           --------

   Net cash provided by financing activities                                                        6,835              2,208
                                                                                                 --------           --------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                              161                 59
                                                                                                 --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    9,204             (1,818)

CASH AND CASH EQUIVALENTS, beginning of period                                                     16,091             12,524
                                                                                                 --------           --------

CASH AND CASH EQUIVALENTS, end of period                                                         $ 25,295           $ 10,706
                                                                                                 ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS RELATED TO ACQUISITIONS:
   During the nine months ended March 31, 1998, the Company
   acquired certain companies in poolings-of-interests
   transactions as described in Note 4
   These acquisitions are summarized as follows-
             Book value of assets acquired                                                       $  5,872           $   --
                                                                                                 ========           ========
             Liabilities assumed                                                                 $  9,783           $   --
             Book value of equity                                                                  (3,911)              --
                                                                                                 --------           --------
                                                                                                 $  5,872           $   --
                                                                                                 ========           ========
   During the nine months ended March 31, 1998 and 1997, the Company acquired certain companies in purchase transactions
   These acquisitions are summarized as follows-
             Fair value of assets acquired, excluding cash                                       $ 11,316           $ 15,982
             Issuance of common stock related to acquisitions                                        --               (6,496)
             Payments in connection with the acquisitions, net of cash acquired                    (9,911)
                                                                                                                      (5,307)
                                                                                                 --------           --------
                       Liabilities assumed                                                       $  1,405           $  4,179
                                                                                                 ========           ========

                             ASPEN TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1997, which are contained in the Company's Form 10-K, as previously filed with the Securities and Exchange Commission.

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

     Service revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount thereof is provided currently. Service revenues from time-and-expense contracts and consulting and training revenue are recognized as the related services are performed.

     Services that have been performed but for which billings have not been made are recorded as unbilled services, and billings that have been recorded before the services have been performed are recorded as unearned revenue in the accompanying consolidated balance sheets.

     Installments receivable represent the present value of future payments related to the financing of noncancelable term license agreements that provide for payment in installments over a one- to five-year period. A portion of the revenue from each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of income. The interest rates in effect for the three and nine months ended March 31, 1997 were 11% and 8.5% and for the three and nine months ended March 31, 1998 was 8.5%.

     (b) Computer Software Development Costs

     In compliance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility and ends upon market introduction. Amortization of capitalized computer software development costs is included in cost of revenues and is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations in the three and nine month periods ended March 31, 1998 was approximately $275,000 and $709,000 as compared to $278,000 and $738,000 for the three and nine month periods ended March 31, 1997.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP98-1"). SOP98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP98-1 prospectively beginning January 1, 1999. Adoption of this Statement will not have a material impact on the Company's consolidated financial position or results of operations.

     (c) Net Income Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS
     No. 128, Earnings Per Share. This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution of potentially dilutive securities, primarily stock options, based on the treasury stock method. As required, the Company has adopted SFAS 128 effective for the quarter ending December 31, 1997 and has restated all prior periods.

     Basic and diluted weighted average shares outstanding as required by SFAS No. 128 are as follows (in thousands):


                                            Three Months Ended                      Nine Months Ended
                                       March 31,         March 31,            March 31,         March 31,
                                         1998              1997                 1998              1997
                                       ---------         ---------            ---------         ---------
     Basic weighted average
           shares outstanding            20,895           19,787                20,629           19,532

     Weighted average common
           equivalent shares              1,467            1,360                _1,331            1,406
                                         ------           ------                ------           ------

     Diluted weighted average
           shares outstanding            22,362           21,147                21,960           20,938
                                         ------           ------                ------           ------

     (d) Investments

     The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders' equity. Investments held as of March 31, 1998 consist of $1,202,000 in money market accounts and $5,407,000 in bonds.

3.   SALE OF INSTALLMENTS RECEIVABLE

     The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for approximately $17.1 million and $44.1 million during the three and nine month periods ended March 31, 1998. The financial institutions have partial recourse to the Company only upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligations, as defined.

     At March 31, 1998, the balance of the uncollected principal portion of all contracts sold was $87.7 million. The Company's potential recourse obligation related to these contracts is approximately $5.0 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

4.   ACQUISITIONS

     (a) Special Analysis and Simulation Technologies, Ltd. ("SAST")

     On August 28, 1997, the Company acquired 100% of the outstanding shares of common stock of SAST, a vendor of dynamic simulation and operator training services and applications. The Company exchanged 288,330 shares of its common stock valued at approximately $10.2 million and paid approximately $841,000 in cash for all outstanding shares of SAST common stock. The acquisition has been accounted for as a pooling of interests. This transaction is immaterial to the Company's financial position and results of operations, and accordingly the historical financial statements have not been restated.

     (b) NeuralWare, Inc.

     On August 27, 1997 the Company acquired 100% of the outstanding shares of common stock of NeuralWare, Inc., a provider of neural net technology. The Company exchanged 26,502 shares of its common stock for all outstanding shares of NeuralWare, Inc. common stock. The acquisition has been accounted for as a pooling of interests. This transaction is immaterial to the Company's financial position and results of operations, and accordingly the historical financial statements have not been restated.

     (c)  CIMTECH S.A.-N.V. ("CIMTECH")

     On February 27, 1998, the Company acquired 100% of the outstanding shares of common stock of CIMTECH, a European supplier of process information management systems. The Company exchanged 118,299 shares of its common stock valued at approximately $4.7 million, for all the outstanding shares of CIMTECH stock. The acquisition has been accounted for as a pooling of interests. This transaction is immaterial to the Company's financial position and results of operations, and accordingly the historical financial statements have not been restated.

     (d) Contas Process Control S.r.L. ("Contas")

     On February 27, 1998, the Company acquired 100% of the outstanding shares of common stock of Contas, a consulting firm that specializes in advanced control and optimization for the Italian petroleum refining market. The Company exchanged 21,975 shares of its common stock for all the outstanding shares of Contas. The acquisition has been accounted for as a pooling of interests. This transaction is immaterial to the Company's financial position and results of operations, and accordingly the historical financial statements have not been restated.

     (e) IISYS, Inc. ("IISYS")

     On March 6, 1998, the Company acquired 100% of the outstanding common stock of IISYS, a developer of advanced software technology used by process manufacturers to collect, reconcile and report yield-accounting information. The Company paid approximately $8.4 million in cash and assumed $1.6 million in debt. This acquisition was accounted for as a purchase. The portion of the purchase price allocated to in-process research and development was based upon an independent appraisal. Such in-process research and development projects had not reached technological feasibility and had no alternative future use. As a result, the Company recognized a one-time charge of approximately $8.5 million during the quarter ended March 31, 1998. The remainder of the purchase price has been allocated to various assets based on their fair values.

     (f) Zyqad Limited ("Zyqad")

     On March 16, 1998, the Company acquired 100% of the outstanding shares of common stock of Zyqad, a company that provides software for integrating, automating and managing workflow between engineers designing new process plants or improving existing facilities. The Company exchanged 171,337 shares of its common stock valued at approximately $6.3 million for all the outstanding shares of Zyqad. The acquisition has been accounted for as a pooling of interests. This transaction is immaterial to the Company's financial position and results of operations, and accordingly the historical financial statements have not been restated.

     (g) Chesapeake Decision Sciences, Inc. ("Chesapeake")

     On April 28, 1998, the Company signed a definitive agreement to purchase 100% of the outstanding stock of Chesapeake, a provider of software and services for the process manufacturing supply chain market. The Company expects to exchange approximately 2,950,000 shares of its common stock, valued at approximately $132.8 million, for all the outstanding shares of Chesapeake common stock. The acquisition is expected to be accounted for as a pooling of interests. Accordingly, the consolidated financial statements of the Company will be restated to give retroactive effect to the combination with Chesapeake. The Company expects to incur approximately $5.0 million of expenses related to this acquisition, which will be charged to operations in the quarter in which the acquisition is completed (expect to be the quarter ended June 30, 1998). Unaudited pro forma condensed statements of operations for the nine months ended March 31, 1998 are as follows (in thousands):



                                     Historical      Historical   Pro Forma
                                     Aspen           Chesapeake   Combined
     Nine Months Ended
       March 31, 1998
            Revenues                 $164,481        $13,563      $178,044
                                     --------        -------      --------
            Net Income               $  8,497        $ 1,447      $  9,944
                                     --------        -------      --------
            Diluted Earnings         $   0.39        $  0.49      $   0.40
             Per Share               --------        -------      --------

            Weighted average
             shares outstanding        21,960          2,950        24,910
                                     --------        -------      --------

5.   SHAREHOLDERS' RIGHTS PLAN

     On October 9, 1997, the Board of Directors voted to adopt a Shareholders' Rights Plan (the Plan). The Plan gives certain shareholders the right to purchase additional shares, at a specified price, under certain circumstances. On March 12, 1998, the Company reincorporated in Delaware. In connection with this reincorporation, the Board of Directors voted to adopt a successor Shareholders' Rights Plan (Successor Plan). The rights of the holders' under the Successor Plan are substantially identical to the rights previously adopted, except the expiration of the Successor Plan has been extended to March 12, 2008.

                             ASPEN TECHNOLOGY, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Revenues are derived from software licenses and maintenance and other services. Total revenues for the three and nine months ended March 31, 1998 were $63.7 and $164.5 million, respectively, an increase of 32.8% and 29.5% from $48.0 and $127.0 million in the comparable periods of fiscal 1997. Software license revenues represented 57.9% of total revenues for the three months ended
March 31, 1998, as compared to 55.6% in the comparable period of fiscal 1997. Revenues from software licenses for the three and nine months ended March 31, 1998 were $36.9 and $90.1 million, respectively, an increase of 38.4% and 35.1% from $26.7 and $66.7 million in the comparable periods of fiscal 1997. The growth in software license revenues was attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, additional software products, and, to a lesser extent, to the addition of new customers.

Total revenues from customers outside the United States were $29.4 and $78.4 million or 46.1% and 47.7% of total revenues for the three and nine months ended March 31, 1998, respectively, as compared to $19.1 and $64.4 million or 39.8% and 50.7% of total revenues for the comparable periods in fiscal 1997. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 1998, the overall mix of revenues from customers outside the United States is expected to be relatively consistent with the prior year.

Revenues from maintenance and other services consist of consulting services, post contract support on software licenses, training and sales of documentation. Since the acquisitions of DMCC and Setpoint (January and February 1996), the Company has continued to generate a significant amount of consulting revenues from services for the design, operation and management of process manufacturing plants. As a result, revenues from maintenance and other services for the three and nine months ended March 31, 1998 were $26.8 and $74.4 million, respectively, an increase of 25.8% and 23.2% from $21.3 and $60.3 million in the comparable periods in fiscal 1997. These increases reflect a continued focus during fiscal 1998 on providing high value-added consulting and training services to existing customers.

Neither the Company's joint venture and similar activities, nor any discounting or similar activities, have historically had a material effect on the Company's revenues.

Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. Cost of software licenses for the three and nine months ended
March 31, 1998 was $1.3 and $4.1 million, respectively, an increase of 11.9% and 27.0% from $1.2 and $3.3 million in the comparable periods of fiscal 1997. Cost of software licenses as a percentage of revenues from software licenses was 3.6% and 4.6% for the three and nine months ended March 31, 1998 as compared to 4.4%and 4.9% for the three and nine months ended March 31, 1997. The decline in these costs as a percentage of software license revenue is due to the spreading of fixed costs over a larger revenue base and the decrease in mix of revenue that has variable royalty costs.

Cost of maintenance and other services consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the cost of manuals sold separately. Cost of maintenance and other services for the three and nine months ended March 31, 1998 was $15.4 and $43.1 million, respectively, an increase of 23.5% and 21.1% from $12.5 and $35.6 million in the comparable periods in fiscal year 1997. Cost of maintenance and other services as a percentage of services revenue was 57.4% and 58.0% in the three and nine months ended March 31, 1998 and 58.5% and 59.0% in the comparable period of fiscal year 1997. This percentage decrease reflected improved efficiency in the execution of the implementation services projects.

Selling and marketing expenses for the three and nine months ended March 31, 1998 were $19.2 and $50.5 million, an increase of 35.3% and 31.5% from $14.2 and $38.4 million in the comparable periods in fiscal year 1997. As a percentage of revenues, selling and marketing expenses were 30.2% and 30.7%, respectively, for the three and nine months ended March 31, 1998 as compared to 29.6% and 30.3% for the comparable periods in fiscal 1997. The Company continued to invest in sales personnel and regional sales offices to improve the Company's geographic proximity to its customers, to maximize the penetration of existing accounts and to add new customers.

Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct the Company's product development efforts. Capitalized research and development costs are amortized over three years. Research and development expenses during the three and nine months ended
March 31, 1998 were $10.2 and $29.2 million, respectively, an increase of 29.6% and 33.0% from $7.9 and $22.0 million in the comparable periods of fiscal 1997. The increase in costs reflects continued investment in the development of the Company's core modeling products and a common software architecture encompassing the Company's expanded family of software products. The Company capitalized 8.9% of its total research and development costs during the three months ended March 31, 1998 as compared to 7.4% in the comparable period of fiscal year 1997.

General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of certain intangibles. General and administrative expenses for the three and nine months ended March 31, 1998 were $4.9 and $13.6 million, respectively, an increase of 13.5% and 13.4% from $4.3 and $12.0 million in the comparable periods of fiscal 1997. The dollar increase principally reflected the growth in the scale and scope of the Company's operations.

In connection with the acquisition of IIsys in March 1998, approximately $8.5 million of the purchase price was allocated to in-process research and development based upon an independent appraisal. These costs were expensed as of the acquisition date (during the quarter ended March 31, 1998) as they relate to projects that had not yet reached technological feasibility and that until completion of development, have no alternative future use. These projects will require substantial additional development and testing by the Company prior to them reaching of technological feasibility. However, there can be no assurance that these projects will reach technological feasibility or develop into products that may be sold profitably by the Company.

Interest income is generated from the license of software pursuant to installment contracts for off-line modeling software and the investment of excess cash in short-term and long-term investments. Under these installment contracts, the Company offers customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. A substantial majority of the off-line modeling customers elect to license these products through installment contracts. The Company believes this election is made principally because the customers prefer to pay for the Company's off-line modeling products out of their operating budgets, rather than out of their capital budgets. Included in the annual payments is an implicit interest charge based upon the interest rate established by the Company at the time of the license. The Company sells a portion of the installment contracts to unrelated financial institutions. The interest earned by the Company on the installment contract portfolio in any one year is the result of the implicit interest established by the Company on installment contracts and the size of the contract portfolio. Interest income was $1.4 and $4.1 million for the three and nine months ended March 31, 1998 as compared to $1.2 and $3.8 million for the comparable periods in fiscal 1997.

Interest expense is generated from interest charged on the Company's bank line of credit, notes payable and capital lease obligations. Interest expense for the three and nine months ended March 31, 1998 was $0.07 and $0.1 million as compared to $0.03 and $0.1 million in the comparable periods of fiscal year 1997.

The effective tax rate decreased for the three and nine months ended March 31, 1998 to 36.0% of pretax income, exclusive of non-recurring charges for in-process research and development from 38.0% for the comparable periods of fiscal 1997. This decrease is primarily due to utilization of various tax credits and carryforwards.

On April 28, 1998, the Company signed a definitive agreement to acquire 100% of the outstanding common stock of Chesapeake Decision Sciences, Inc. ("Chesapeake") for approximately 2,950,000 shares of common stock. This acquisition, which is expected to be accounted for as a pooling of interests, is expected to close during the quarter ended June 30, 1998. Once complete, the Company's financial statements will be restated to reflect this acquisition, and the comparisons presented herein will then be adjusted to reflect this restatement.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 1998, the Company's cash and cash equivalents balance increased by $9.2 million. Operations provided $20.1 million of cash during this period primarily related to net income offset in part by increases in accounts and installments receivable and decreases in accounts payable and accrued expenses.

In recent years, the Company has had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation ("GECC") and Sanwa Business Credit Corporation ("SBCC"). During the nine months ended March 31, 1998, installment contracts increased to $51.1 million, net of $44.1 million of installment contracts sold to GECC and SBCC. The Company's arrangements with the two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At March 31, 1998, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $87.7 million, for which the Company has a partial recourse obligation of approximately $5.0 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

The Company maintains a $30.0 million bank line of credit, expiring December 31, 1998, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank's prime rate (8.5% at March 31, 1998) plus a specified margin or, at the Company's option, a rate equal to a defined LIBOR (5.7% at March 31, 1998) plus a specified margin. The line of credit agreement requires the Company to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net income before taxes and of the ratio of current assets to current liabilities.

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

Item 2.  Changes in Securities and Use of Proceeds

         REINCORPORATION IN DELAWARE

         On March 12, 1998, Aspen Technology, Inc. a Massachusetts corporation ("Aspen Massachusetts"), changed its state of incorporation from Massachusetts to Delaware by merging with and into Aspen Technology, Inc., a Delaware corporation and a wholly owned subsidiary of Aspen Massachusetts ("Aspen Delaware" or the "Company"). As a result of the reincorporation, each outstanding share of Common Stock, $.10 par value per share, of Aspen Massachusetts ("Aspen Massachusetts Common Stock"), including each associated right under the Rights Agreement (the "Massachusetts Rights Plan") dated as of October 9, 1997 between Aspen Massachusetts and American Stock Transfer and Trust Company, as Rights Agent, changed and converted into one fully paid and non-assessable share of Common Stock, $.10 par value per share, of Aspen Delaware ("Aspen Delaware Common Stock").

         In the reincorporation, the Certificate of Incorporation and By-Laws of Aspen Delaware, which were filed as Exhibits 3.1 and 3.2, respectively, to the Company's Current Report on Form 8-K dated March 26, 1998, became the constituent instruments defining the rights of holders of Aspen Delaware Common Stock following the reincorporation.

         The Company has previously reported, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended ("Rule 12b-2"), the general effect of the material modifications to the rights of holders of Aspen Massachusetts Common Stock effected by the adoption of the Certificate of Incorporation and By-Laws of Aspen Delaware in its Proxy Statement dated as of November 25, 1997 under the heading "II. Proposal Two--Change in the State of Incorporation from Massachusetts to Delaware--Significant Changes Caused by the Reincorporation." Accordingly, the Company is not making an additional report of that information in this Form 10-Q.

        For additional information regarding changes in the Certificate of Incorporation of the Company, see "--Stockholder Rights Plan."

        STOCKHOLDER RIGHTS PLAN

        As a result of the reincorporation, each right outstanding under the Massachusetts Rights Plan, together with its associated share of Aspen Massachusetts Common Stock, was changed and converted into one share of Aspen Delaware Common Stock. In connection with the reincorporation, on March 12, 1998 the Board of Directors of the Company also issued rights (the "Delaware Rights") substantially equivalent to the rights previously outstanding under the Massachusetts Rights Plan. The Delaware Rights expire on March 12, 2008 unless earlier redeemed by the Company. The description and other terms of the Delaware Rights are set forth in a Rights Agreement (the "Delaware Rights Plan") dated as of March 12, 1998 between the Company and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of March 26, 1998 (including the Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock and the Form of Rights Certificate). In connection with the adoption of the Delaware Rights Plan, the Company amended its Certificate of Incorporation on March 12, 1998 by filing a Certificate of Designation with respect to the Series A Participating Cumulative Preferred Stock issuable upon exercise of the Delaware Rights. The Delaware Rights have certain antitakeover effects and could be deemed to materially limit or qualify the rights of holders of Aspen Delaware Common Stock.

         The Company has previously reported, as defined in Rule 12b-2, the general effect of the adoption of the Certificate of Designation and the issuance of the Delaware Rights upon the rights of the holders of Aspen Delaware Common Stock under the heading "Item 5. Other Events" in its Current Report on Form 8-K dated as of March 26, 1998. Accordingly, the Company is not making an additional report of that information in this Form 10-Q.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits

                 *3.1     Certificate of Incorporation of Aspen Technology, Inc.

                  3.1A Certificate of Designation of Series A Participating Cumulative Preferred Stock of Aspen Technology, Inc.

                 *3.2     By-Laws of Aspen Technology, Inc.

                 *4.1 Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent

                  4.3     Form of Right Certificate

              (b) Reports on Form 8-K

                  (1) Current Report on Form 8-K dated March 26, 1998 disclosing the change in the Company's state of incorporation from Massachusetts to Delaware and adoption of the stockholder rights plan equivalent to the stockholder rights plan previously adopted by the Massachusetts corporation.

                  (2) Current Report on Form 8-K dated May 6, 1998 which incorporated the Company's press release issued April 29, 1998 regarding the execution of an Agreement and Plan of Reorganization with Chesapeake Decision Sciences, Inc.


---------------

  * Incorporated by reference to the corresponding Exhibit to the Registrant's Current Report on Form 8-K dated March 26, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     ASPEN TECHNOLOGY, INC.

Date: May 15, 1998               By: /s/ Mary A. Palermo
                                     -------------------------------------------
                                     Mary A. Palermo
                                     Executive Vice President
                                     Chief Financial Officer