Form 10-Q/A
period 1998-03-31
ASPEN TECHNOLOGY INC /DE/
filed 1998-06-12
CIK 929940

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q/A

                               Amendment No. 1 to

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1998.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number:    0-24786

                             ASPEN TECHNOLOGY, INC.
             (exact name of registrant as specified in its charter)

            DELAWARE                                    04-2739697
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 TEN CANAL PARK, CAMBRIDGE, MASSACHUSETTS 02141
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:      (617) 949-1000

       The undersigned registrant hereby amends the following items, financial statements, exhibits or portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (dated as of May 15, 1998) as set forth in the pages attached hereto:

                           PART II. OTHER INFORMATION

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

       RECENT SALES OF UNREGISTERED SECURITIES

       The Company has issued the following securities that were not registered under the Securities Act of 1933, as amended:

       On October 1, 1996, the Company issued 104,162 shares of common stock, $.10 par value per share (the "Common Stock"), to the stockholders of B-JAC International, Inc., a Virginia corporation, pursuant to the terms of the merger of Aspen Acquisition Corp. II, a Virginia corporation and wholly owned subsidiary of the Company, with and into B-JAC International, Inc.

       On December 31, 1996, the Company issued 155,740 shares of Common Stock to the stockholder of Basil Joffe Associates, Inc., a Texas corporation, in exchange for all of the issued and outstanding shares of Basil Joffe Associates, Inc.

       On August 27, 1997, the Company issued 26,502 shares of Common Stock, to the stockholders of NeuralWare, Inc., a Pennsylvania corporation, pursuant to the terms of the merger of AT Acquisition Corp., a Pennsylvania corporation and wholly owned subsidiary of the Company, with and into NeuralWare, Inc. The Company reserved an additional 6,618 and 10,980 shares of Common Stock, respectively, for issuance upon exercise of options and warrants assumed by the Company in connection with the acquisition of NeuralWare, Inc.

       On August 28, 1997, the Company issued 288,330 shares of Common Stock to the stockholders of The SAST Corporation Limited, a company registered in England, in exchange for approximately 93% of the issued and outstanding shares of ordinary stock of The SAST Corporation Limited.

       On February 27, 1998, the Company issued 118,299 shares of Common Stock to the stockholders of Cimtech S.A./N.V., a Belgian societe anonyme in exchange for all of the issued and outstanding shares of Cimtech S.A./N.V. The Company reserved an additional 7,993 shares of Common Stock for issuance upon conversion of a convertible debenture assumed by the Company in connection with the acquisition of Cimtech S.A./N.V.

       On February 27, 1998, the Company issued 21,975 shares of Common Stock to the sole stockholder of Contas Process Control S.r.L. in exchange for all of the issued and outstanding equity interest in Contas Process Control S.r.L.

       On March 16, 1998, the Company issued 171,337 shares of Common Stock to the stockholders of Zyqad Limited in exchange for all of the issued and outstanding capital stock of Zyqad Limited. The Company reserved an additional 47,490 shares of Common Stock for issuance upon exercise of options assumed by the Company in connection with the acquisition of Zyqad Limited.

       The foregoing information gives retroactive effect to a two-for-one split of the Common Stock effected as of February 28, 1997. The foregoing issuances were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of the foregoing transactions involved a distribution or public offering. No underwriters were engaged in connection with the foregoing issuances of securities and no underwriting discounts or commissions were paid.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       ASPEN TECHNOLOGY, INC.

Dated: June 10, 1998                   By: /s/ Mary A. Palermo
                                           -------------------------------------
                                           Executive Vice President, Finance and
                                           Chief Financial Officer