Form 10-Q/A
period 1997-12-31
ASPEN TECHNOLOGY INC /DE/
filed 1998-06-17
CIK 929940

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



     The undersigned registrant hereby amends the following items, financial statements, exhibits or portions of its Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (dated as of February 12, 1998) as set forth in the pages attached hereto:

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on December 23, 1997. At the Annual Meeting, the stockholders of the Company elected Lawrence B. Evans (by votes of 17,728,154 shares of Common Stock in favor of Mr. Evans and 399,744 shares of Common Stock withheld from Mr. Evans) and Joan C. McArdle (by votes of 17,801,888 shares of Common Stock in favor of Ms. McArdle and 326,010 shares of Common Stock withheld from Ms. McArdle) as Class I Directors of the Company. Each of Mr. Evans and Ms. McArdle is to serve for a term of three years. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Joseph F. Boston, Gresham T. Brebach, Jr., Douglas R. Brown and Alison Ross.

     At the Annual Meeting, stockholders holding 14,227,584 shares of Common Stock voted to approve the proposal to change the Company's state of incorporation from Massachusetts to Delaware. Stockholders holding 1,742,200 shares of Common Stock voted against that proposal. Stockholders holding 69,326 shares of Common Stock abstained from voting on that proposal and there were 2,088,788 broker non-votes in connection with that proposal.

     At the Annual Meeting, stockholders holding 8,823,895 shares of Common Stock voted to approve amendments to the Company's 1995 Stock Option Plan. Stockholders holding 7,136,099 shares of Common Stock voted against that proposal. Stockholders holding 102,967 shares of Common Stock abstained from voting on that proposal and there were 2,064,937 broker non-votes in connection with that proposal.

     At the Annual Meeting, stockholders holding 12,652,694 shares of Common Stock voted to approve amendments to the Company's 1995 Directors Stock Option Plan. Stockholders holding 5,241,346 shares of Common Stock voted against that proposal. Stockholders holding 93,476 shares of Common Stock abstained from voting on that proposal and there were 140,382 broker non-votes in connection with that proposal.

     At the Annual Meeting, stockholders holding 12,040,634 shares of Common Stock voted to approve the adoption of the Company's 1998 Employee Stock Purchase Plan. Stockholders holding 3,928,693 shares of Common Stock voted against that proposal. Stockholders holding 81,719 shares of Common Stock abstained from voting on that proposal and there were 2,076,852 broker non-votes in connection with that proposal.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.12      1995 Stock Option Plan, as amended

          10.13      1995 Directors Stock Option Plan, as amended

          10.30      1998 Employees Stock Purchase Plan

     (b)  Reports on Form 8-K

          (1) Current Report on Form 8-K dated as of October 9, 1997 disclosing the Company's adoption of a stockholder rights plan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ASPEN TECHNOLOGY, INC.


Dated: June 16, 1998               By: /s/ Mary A. Palermo
                                      ----------------------------------------
                                      Executive Vice President, Finance and
                                      Chief Financial Officer