Form 10-K
period 1998-06-30
ASPEN TECHNOLOGY INC /DE/
filed 1998-09-28
CIK 929940

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM                TO

                       COMMISSION FILE NUMBER: 000-24786
                            ------------------------

                             ASPEN TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-2739697
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                TEN CANAL PARK                                     02141
           CAMBRIDGE, MASSACHUSETTS                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (617) 949-1000
                            ------------------------
     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act:  None

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) of the Act: Common stock, $.10 par value per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

     As of September 18, 1998, the aggregate market value of Common Stock (the only outstanding class of common equity of the registrant) held by nonaffiliates of the registrant was $593,684,059, based on a total of 23,570,583 shares of Common Stock held by nonaffiliates and on a closing price of $25.1875 for the Common Stock as reported on the Nasdaq National Market.

     As of September 18, 1998, 24,672,008 shares of Common Stock were outstanding.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 1998. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                     PART I
Item 1.   Business....................................................    2
Item 1A.  Risk Factors................................................   15
Item 2.   Properties..................................................   23
Item 3.   Legal Proceedings...........................................   23
Item 4.   Submission of Matters to a Vote of Security Holders.........   23

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   24
Item 6.   Selected Financial Data.....................................   26
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   27
Item 8.   Financial Statements and Supplementary Data.................   35
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   35

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........   35
Item 11.  Executive Compensation......................................   35
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   35
Item 13.  Certain Relationships and Related Transactions..............   35

                                    PART IV
Item 14.  Exhibits, Financial Statements Schedules, and Reports on
          Form 8-K....................................................   36

SIGNATURES............................................................   40

                            ------------------------

     Unless the context otherwise requires, references in this Form 10-K to "AspenTech" or the "Company" are to Aspen Technology, Inc. and its subsidiaries. ASPEN PLUS, ASPENTECH, MIMI, RT-OPT and SPEEDUP are registered trademarks of the Company, and 1STQUALITY, ASPEN ADVISOR, ASPEN PIMS, BATCH PLUS, CIMVIEW, CIMWORK, DMCPLUS, DYNAPLUS, INFOPLUS.21, OTISS and PLANTELLIGENCE are trademarks of the Company.
                            ------------------------

     This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned that all forward-looking statements involve risks and uncertainties, many of which are beyond the control of the Company, including the factors set forth under "Item. 1A. Risk Factors." Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and there can be no assurance that actual results will be the same as those indicated by the forward-looking statements included in this Form 10-K. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Moreover, the Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

     AspenTech is the leading supplier of software and service solutions used by companies in the process industries to design, operate and manage their manufacturing processes. The process industries include manufacturers of chemicals, petrochemicals, petroleum products, pharmaceuticals, pulp and paper, electric power, food and beverages, consumer products, and metals and minerals. AspenTech offers a comprehensive, integrated suite of process manufacturing optimization solutions that help process manufacturers enhance profitability by improving efficiency, productivity, capacity utilization, safety and environmental compliance throughout the entire manufacturing life-cycle, from research and development to engineering, planning and scheduling, procurement, production and distribution. In addition to its software solutions, AspenTech offers systems implementation, advanced process control, real-time optimization and other consulting services through its staff of 481 project engineers. As part of its strategy to offer the broadest, most integrated suite of process manufacturing optimization solutions, AspenTech has acquired businesses from time to time to obtain technologies and expertise that complement or enhance its core solutions. AspenTech currently has more than 750 customers worldwide, including 44 of the 50 largest chemical companies, 17 of the 20 largest petroleum refiners and 16 of the 20 largest pharmaceutical companies.

INDUSTRY BACKGROUND

     Companies in the process industries manufacture products in the form of bulk solids, liquids and gases by using production methods involving chemical reactions, combustion, mixing, separation, heating, cooling and similar processes. The process industries encompass manufacturers of chemicals, petrochemicals, petroleum products, pharmaceuticals, pulp and paper, electric power, food and beverages, consumer products, and metals and minerals. Companies in a number of other industries, such as semiconductor manufacturing, utilize production techniques with characteristics similar to those underlying process manufacturing.

     In recent years, intensifying global competition and more stringent environmental and safety regulations have placed increased pressure on the profitability of companies in the process industries. The profitability of these companies depends substantially upon the costs of raw materials, energy and capital; accordingly, the management and utilization of these inputs significantly affect the companies' financial results. Unlike labor-intensive businesses, which can materially change the scale of their business operations by adjusting the sizes of their labor forces, process manufacturers must focus on improving their production methods in order to increase output, lower costs and reduce waste. Because of the large volumes typically produced by process manufacturers, even a relatively small reduction in raw material or energy requirements or a relatively small improvement in throughput or product yields can have a dramatic impact on the profitability of the manufacturing process.

     Improvement of production methods in the process industries requires a thorough understanding of chemical engineering analysis, the fundamental discipline underlying the manufacturing processes. Due to the number of variables involved, chemical engineering analysis is complex and calculation intensive. Because of this complexity, many process manufacturers are seeking technology-based solutions to aid them in their process manufacturing decisions, with the objective of moving toward optimization of their production processes under existing process and equipment constraints.

     Increasingly sophisticated process manufacturing optimization solutions have been introduced to assist process manufacturers in optimizing the design, operation and management of their manufacturing processes. In designing manufacturing processes, engineers use tools on desktop computers to simulate a new or existing process and to optimize tradeoffs between variables such as capital investment and operating costs. During operation of the manufacturing process, plant operators rely on automation systems installed in the plant to control and optimize the manufacturing process by, for example, accepting a lower yield to increase overall throughput. To manage the production process, plant managers use information systems to perform tasks such as planning and scheduling of production, analysis and reporting of performance, and yield accounting. Although early versions of process manufacturing optimization solutions were limited in scope and compli-cated to use, the availability of increasingly powerful, affordable computers and networks and sophisticated intuitive graphical user interfaces has expanded the capabilities of the solutions and the market of potential users.

     Process manufacturing optimization solutions include applications to address a broad range of manufacturing activities, including the following:

[DIAGRAM, CONSISTING OF THREE BOXES CONTAINING THE FOLLOWING LANGUAGE, WITH ARROWS POINTING FROM LEFT TO RIGHT BETWEEN THE BOXES:]

               DESIGN                                 OPERATE                                MANAGE
Process Modeling                       Advanced Process Control               Process Information Management
Design Analysis & Optimization         Real-time Optimization                 Production Scheduling & Planning
Process Improvements                   Operator Training                      Quality Assurance
Plant Retrofits                                                               Environmental, Health & Safety
                                                                              Compliance

     Many process manufacturers have implemented solutions to automate processes outside the actual methods of production. For many years, companies in the process industries have sought to control their production processes by deploying distributed control systems ("DCS"), which use computer hardware systems, communication networks and industrial instruments to measure, record and automatically control process variables during production. More recently, process manufacturers have automated key business processes through the implementation of enterprise resource planning ("ERP") solutions that enhance their ability to manage resources across the enterprise and enable them to integrate front- and back-office business functions. DCS and ERP solutions generally do not, however, incorporate the detailed chemical engineering knowledge of the process required to optimize the operation and management of the production process.

     Process manufacturers are increasingly seeking a complete, integrated family of process manufacturing optimization software products and services that can be used to improve their efficiency and productivity throughout the entire manufacturing life-cycle, while at the same time establishing links with the process manufacturers' existing DCS and ERP solutions.

THE ASPENTECH ADVANTAGE

     AspenTech is the leading supplier of software and service solutions that enable companies in the process industries to optimize the design, operation and management of their manufacturing processes. AspenTech's comprehensive suite of solutions helps process manufacturers enhance profitability by improving efficiency, productivity, capacity utilization, safety and environmental compliance throughout the entire manufacturing life-cycle. AspenTech believes its customers increasingly view their investments in its solutions as strategic because of the substantial potential economic benefits these solutions offer and the broad range of production issues they address. The Company's competitive advantage is based on the following key attributes:

     TECHNOLOGY LEADERSHIP. AspenTech believes it is the technology leader among providers of process manufacturing optimization solutions. The Company has achieved this technology leadership through internal research and development and strategic acquisitions and partnerships. For example, the Company obtained the leading advanced process control and optimization technologies through its acquisitions of Dynamic Matrix Control Corporation ("DMCC") and Setpoint, Inc. ("Setpoint") in 1996. In 1997, AspenTech introduced Batch Plus, a commercialized version of recipe-based simulation functionality developed in collaboration with Merck & Co., Inc. AspenTech has integrated acquired technologies with existing products in order to offer solutions that include the best features and functionality of both. Moreover, the Company has designed its software solutions to operate on all major operating system platforms used by process manufacturers and to be compatible with all major distributed control systems.

     BROADEST SUITE OF INTEGRATED SOLUTIONS. AspenTech believes its solutions represent the most complete suite of integrated software and services available for the design, operation and management of manufacturing processes in the process industries. Process manufacturers are able to use AspenTech's solutions across every stage of the manufacturing life-cycle, from research and development to engineering, planning and scheduling, procurement, production and distribution. The Company is continuing to integrate its software products in order to further increase the ability of its customers to share models and data across different AspenTech software solutions. In October 1997, AspenTech announced the introduction of Plantelligence, a framework within which AspenTech has begun to offer integrated solutions designed to address specific functional problems, such as production planning or purchasing raw material feedstocks. Plantelligence is being developed to permit, for example, a buyer for a petroleum refinery to determine how much it will cost to refine a specific boatload of crude oil under then-current operating conditions. This information can then be used to help the buyer decide whether it is economically desirable to purchase that crude oil at then-prevailing prices. The buyer can perform these analyses using a single graphical user interface, without needing to understand the individual AspenTech software solutions used to perform the analysis.

     UNPARALLELED PROCESS INDUSTRY EXPERTISE. Over the past 17 years, AspenTech has established a reputation as a leading source of process manufacturing optimization expertise. AspenTech's significant base of chemical engineering and process manufacturing experience and knowledge serves as the foundation for the proprietary solution methods, physical property models and data estimation techniques embodied in its software solutions. AspenTech has enhanced its knowledge and understanding of process manufacturing optimization solutions over time through extensive interaction with its customers, which have performed millions of simulations using AspenTech software. These customer relationships have also enabled AspenTech to identify and develop or acquire solutions that best meet the needs of its customers. To complement its software expertise, AspenTech has assembled a staff of 481 project engineers to provide implementation, advanced process control, real-time optimization and other consulting services to its customers. AspenTech believes this large engineering team provides an important source of competitive differentiation.

STRATEGY

     AspenTech's principal objective is to extend its leadership in providing solutions for process manufacturers to optimize the design, operation and management of their manufacturing processes. AspenTech's strategy to achieve this objective includes the following key elements:

     EXTEND TECHNOLOGY LEADERSHIP POSITION. AspenTech believes that it offers the most technologically advanced solutions available for the design, operation and management of manufacturing processes, particularly in the areas of process simulation, advanced process control, real-time optimization, scheduling and planning, and process information management. In order to extend the technological leadership of its individual software solutions, AspenTech intends to continue to invest in research and development and to identify and pursue opportunities for strategic acquisitions of complementary technologies and expertise. The Company believes that additional use of its individual software solutions in recent years has provided process manufacturers with increased evidence of the economic benefits that may be obtained from implementation of those solutions. The Company believes, however, that further integration of the Company's individual software solutions will provide process manufacturers with even greater economic benefits. To capitalize on this opportunity, the Company intends to continue to integrate its individual software solutions and to further develop Plantelligence.

     LEVERAGE INSTALLED CUSTOMER BASE. AspenTech has historically derived a significant portion of its revenue from additional sales to its existing customers, which it believes are significantly underpenetrated with respect to its solutions. AspenTech currently has more than 750 customers worldwide, including 44 of the 50 largest chemical companies, 17 of the 20 largest petroleum refiners and 16 of the 20 largest pharmaceutical companies. AspenTech considers its relationships with its existing customers to be an important corporate asset. AspenTech believes it has significant opportunities to continue to derive additional revenue from its existing customers by increasing the number of users of currently licensed software, licensing additional software modules and applications, offering consulting services to supplement licensed software, and cross-selling complementary solutions.

     INCREASE PENETRATION ACROSS PROCESS INDUSTRIES. In recent years, AspenTech has taken advantage of strategic acquisitions and partnership arrangements to extend its customer base beyond its early leadership in the chemicals industry to include a significant market share of the petroleum, petrochemicals and pharmaceuticals industries. Many companies in other process industries confront the same imperatives and opportunities that face chemical, petroleum, petrochemical and pharmaceutical companies. The Company is extending its customer base to include companies in other process industries, particularly the pulp and paper, electric power, metals and minerals, and food and beverage industries, as well companies in the semiconductor industry. In expanding its presence in a targeted process industry, the Company's approach is to first seek to establish relationships with a small number of technologically advanced companies in the industry. The Company then gains expertise in the targeted process industry through the hiring of a core group of personnel with significant experience in that industry or through acquisitions or partnering arrangements. In addition, where necessary, AspenTech refines its solutions based on feedback from its initial customers in order to address the specific needs of the industry. AspenTech believes that opportunities to expand the use of its technology in additional vertical markets are increasing as the benefits of its solutions are becoming more widely understood by process manufacturers.

     PURSUE STRATEGIC ACQUISITIONS. AspenTech intends to continue to seek strategic acquisitions that will provide it with complementary products and technologies, as well as with additional engineering personnel to perform consulting services and software development. Since May 1995, AspenTech has completed 14 acquisitions that have provided the Company with, or significantly enhanced, its capabilities in the areas of process information management, advanced process control and optimization, advanced planning and scheduling, and supply chain management. The Company believes that its acquisition of Chesapeake Decision Sciences, Inc. ("Chesapeake") in May 1998 will enable the Company to offer supply chain management solutions that augment its existing suite of solutions and will provide the Company with cross-selling opportunities in additional process industries. See "-- Software and Service
Solutions -- Acquisitions of Software and Service Solutions."

     PARTNER WITH COMPLEMENTARY PROCESS INDUSTRY SUPPLIERS. AspenTech believes that process manufacturers are increasingly seeking process manufacturing optimization solutions that will be compatible with their existing technologies and enable them to implement seamless enterprise-wide solutions. In response to this trend, the Company has completed a certified interface with the SAP R/3 ERP solution and has also completed interfaces with all major DCS, including those offered by The Foxboro Company and Honeywell Inc. From time to time, AspenTech enters into working relationships with other industry vendors, including companies with which the Company sometimes competes, on a customer-by-customer basis. AspenTech has entered into partnering agreements with DCS vendors such as Elsag Bailey, Inc. and Yokagawa Electric Corporation to provide process manufacturing optimization solutions for their customers, and with a limited number of consulting and solutions vendors. For example, the Company has partnered with Intergraph Corporation, a computer-aided design company, to provide integrated process and plant design solutions. The Company expects to enter into additional partnering arrangements with providers of complementary products and services, including process licensors, DCS suppliers, engineering and construction firms, and industry consulting firms.

SOFTWARE AND SERVICE SOLUTIONS

     AspenTech offers a comprehensive suite of software and service solutions that enable process manufacturers to optimize the design, operation and management of their manufacturing processes. AspenTech's solutions capture process knowledge in consistent, accurate and reliable models that customers can use as the basis for decision-making across the entire manufacturing life-cycle and provide vital functionality for elements of the manufacturing process that other software applications, such as ERP and DCS software, do not address. Certain of AspenTech's software solutions can be linked with ERP solutions and DCS to improve a customer's ability to gather, analyze and use information across the entire process manufacturing life-cycle. To enable its customers to take full advantage of its software solutions, AspenTech also offers comprehensive expert consulting, training and support services.

  PROCESS DESIGN SOFTWARE SOLUTIONS

     AspenTech offers a number of software solutions for the design and analysis of new and existing manufacturing facilities and processes. The following table describes the Company's principal process design software solutions and their applications:

          SOFTWARE SOLUTION                     DESCRIPTION                     APPLICATIONS
          -----------------            ------------------------------  ------------------------------
Aspen Plus...........................  Rigorous steady-state modeling  Used to design processes,
                                       system for simulating           evaluate process changes and
                                       chemically-based manufacturing  analyze "what-if" scenarios.
                                       processes involving vapors,
                                       liquids, solids and
                                       electrolytes with a library of
                                       equipment and physical
                                       property models.

DynaPlus/SPEEDUP.....................  Rigorous modeling system for    Used to examine process
                                       simulating processes under      operability, safety and
                                       changing (dynamic) conditions   control as operating
                                       with a library of equipment     parameters fluctuate during
                                       and controller models.          plant startup and shutdown and
                                                                       other transient conditions.

Batch Plus...........................  Batch process modeling system   Used to scale-up and design
                                       for recipe-based processes.     new processes, and to analyze
                                                                       the production of one batch or
                                                                       an entire batch plant.

Aspen Zyqad..........................  System for integrating,         Used to integrate and automate
                                       automating and managing data,   work flow between engineers
                                       applications and activities in  designing new process plants
                                       the engineering work process.   or improving existing
                                                                       facilities.

     Layered on top of these core, integrated applications are a number of separately licensed modules that focus on specialized types of analysis for modeling polymer processes, heat exchanger equipment, separation systems, batch distillation columns, adsorption processes and other complex systems. All of these process design software solutions can operate in Windows. Aspen Plus and SPEEDUP also run on DEC VMS and UNIX.

     AspenTech typically licenses its process design software solutions for a term of three to five years. The annual cost for a single user of one of AspenTech's process design software solutions ranges from $10,000 to $30,000, depending on the solution, the license term and the number of licensed users. The license fee includes a separate maintenance component that covers customer support, upgrades, revisions and enhancements during the term of the license.

     Implementation of AspenTech's process design software solutions does not typically require substantial consulting services, although services may be provided for customized model designs and process synthesis.

  PROCESS OPERATION SOFTWARE SOLUTIONS

     AspenTech offers several solutions that enable customers to better control and optimize actual plant operations on a real-time basis. The following table describes the Company's principal process operation software solutions and their applications:

          SOFTWARE SOLUTION                     DESCRIPTION                     APPLICATIONS
          -----------------            ------------------------------  ------------------------------
Aspen RT-Opt.........................  Real-time optimization system.  Used to identify plant adjustments in order to
                                                                       optimize operations on a
                                                                       real-time basis.

DMCplus..............................  Advanced process control        Used to tightly control actual
                                       system using multi-variable     plant operations at multiple
                                       model-predictive control        operating constraints.
                                       technology.

OTISS................................  System for developing operator  Used to train operators to
                                       training simulators.            better manage daily plant
                                                                       operations and respond to
                                                                       abnormal situations.

     Aspen RT-Opt operates on DEC VMS and UNIX. DMCplus operates on Windows, DEC VMS and UNIX. OTISS operates on UNIX, Hewlett-Packard and Sun Solaris.

     AspenTech typically licenses its process operation software solutions for terms of 99 years. The list price for a 99-year license of Aspen RT-Opt or DMCplus generally ranges from $50,000 to $200,000, depending on the solution and on whether the license covers a single process unit or an entire facility. The list price for a 99-year license of OTISS is approximately $50,000. Maintenance of process operation software solutions is available under separate contracts.

     Implementation of AspenTech's process operation software solutions typically requires substantial consulting services.

  PROCESS MANAGEMENT SOFTWARE SOLUTIONS

     AspenTech offers a number of solutions for the management of a broad range of business activities related to manufacturing, from what, how and when to create products, to raw material procurement, to current plant optimization, to product distribution. The following table describes AspenTech's principal process management software solutions and their respective applications:

 SOFTWARE SOLUTION               DESCRIPTION                         APPLICATIONS
 -----------------   -----------------------------------  -----------------------------------
InfoPlus.21........  Process information management       Used to compare real-time and
                     system with a real-time database of  historical information generated by
                     historical information.              plant systems to present a unified
                                                          view of plant operations.

MIMI...............  Supply chain management system,      Used to identify best supply chain
                     including demand management,         decisions to maximize asset
                     inventory control and available-to-  utilization, minimize raw material
                     promise.                             costs, maximize product values and
                                                          control inventories.

Aspen PIMS.........  Linear programming-based economic    Used to identify short-term and
                     planning and scheduling system.      strategic decisions on feedstock
                                                          purchases, capacity utilization and
                                                          production planning.

Aspen ADVISOR......  Yield-accounting solution.           Used to track inventory and
                                                          material movements into, through
                                                          and out of processing plants, in
                                                          order to enable manufacturers to
                                                          report production data accurately
                                                          to ERP and other business systems.

1stQuality.........  System to address issues in polymer  Used to integrate the management,
                     manufacturing.                       usage and monitoring of operating
                                                          conditions to reduce transition
                                                          time, improve product consistency
                                                          and monitor process compliance.

     All of the Company's process management software solutions can operate in Windows.

     AspenTech typically licenses InfoPlus.21, MIMI, Aspen ADVISOR and 1stQuality for terms of 99 years and typically licenses Aspen PIMS for a term of 5 years or 25 years. The list price for an entry-level 99-year InfoPlus.21 license is approximately $50,000 and varies depending on the number of points of data being collected. The list price for an entry-level 99-year multi-user site license for MIMI is approximately $220,000. The list price for a license of Aspen PIMS modules ranges from $10,000 to $200,000, depending on the solution and the license term. The list price for an entry-level 99-year Aspen ADVISOR license ranges from $50,000 to $200,000, depending on the number of nodes, and the list price for an entry-level 99-year 1stQuality license is approximately $150,000 per plant.

     Implementation of AspenTech's process management software solutions typically requires consulting services, although not to the same extent as its process operation software solutions.

  CONSULTING SERVICES

     AspenTech offers implementation, advanced process control, real-time optimization and other consulting services in order to provide its customers with complete solutions. Although customers frequently can use AspenTech's process design software solutions without assistance from AspenTech, many of the projects in which customers deploy AspenTech's process operation software solutions and process management software solutions are sufficiently complex that customers require assistance from AspenTech in order to take full advantage of the benefits of those solutions. Customers that obtain consulting services from AspenTech typically engage AspenTech to provide such services over periods of between 1 day and 24 months. AspenTech generally charges customers for consulting services on a fixed-price basis, but charges customers for certain services, primarily on-site advanced process control and optimization services, on a time-and-materials basis.

     AspenTech employs a staff of 481 project engineers to provide consulting services to its customers. AspenTech believes this large team of experienced and knowledgeable project engineers provides an important source of competitive differentiation. AspenTech primarily hires as project engineers individuals who have obtained doctoral or master's degrees in chemical engineering or a related discipline or who have significant relevant industry experience. AspenTech employees include experts in fields ranging from thermophysical properties, distillation, adsorption processes, polymer processes, industrial reactor modeling, the identification of empirical models for process control or analysis, large scale optimization, supply distribution systems modeling and scheduling methods.

     Historically, most licensees of AspenTech's planning and scheduling solutions and a limited number of licensees of process information management systems have obtained implementation consulting services from third-party vendors. AspenTech intends to continue to develop relationships with third-party consultants in order to provide a secondary channel of consulting services to support the Company's process management software solutions.

  ACQUISITIONS OF SOFTWARE AND SERVICE SOLUTIONS

     As part of its strategy to offer the broadest, most integrated suite of software and service solutions for the design, operation and management of manufacturing processes, AspenTech from time to time acquires businesses to obtain technologies and expertise that complement or enhance AspenTech's core solutions. AspenTech typically combines acquired technologies with its pre-existing products in order to offer solutions that include the best features and functionality of both. The Company provides an upward migration path and support for any discontinued products.

     AspenTech has completed 15 acquisitions that have provided the Company with, or significantly enhanced, its capabilities in the areas of process information management, advanced process control and optimization, advanced planning and scheduling, and supply chain management. The following table describes AspenTech's acquisitions to date:

         BUSINESS ACQUIRED              DATE ACQUIRED       SOLUTION ACQUIRED OR ENHANCED
         -----------------            -----------------  ------------------------------------
Prosys Technology Limited...........  October 16, 1991   SPEEDUP
Industrial Systems, Inc. ...........  May 25, 1995       Components of InfoPlus.21
Dynamic Matrix Control
  Corporation.......................  January 5, 1996    Components of DMCplus and Aspen
                                                         RT-Opt
Setpoint, Inc. .....................  February 9, 1996   Components of DMCplus, Aspen RT-Opt
                                                         and InfoPlus.21
B-JAC International, Inc. ..........  October 1, 1996    Heat exchanger modeler
Process Control Division of
  Cambridge Control Limited.........  October 8, 1996    Consulting service capabilities for
                                                         advanced process control and
                                                         optimization
Basil Joffe Associates, Inc. and
  PIMS division of Bechtel
  Corporation.......................  December 31, 1996  Aspen PIMS
NeuralWare, Inc. ...................  August 27, 1997    Neural network technology and tools
                                                         integrated with Aspen Plus, DMCplus
                                                         and InfoPlus.21
The SAST Corporation Limited........  August 28, 1997    OTISS and consulting service
                                                         capabilities
Cimtech S.A./N.V. ..................  February 27, 1998  Components of InfoPlus.21
Contas Process Control S.r.L. ......  February 27, 1998  Consulting service capabilities for advanced process control and
                                                         optimization
IISYS, Inc. ........................  March 6, 1998      Aspen ADVISOR
Zyqad Limited.......................  March 16, 1998     Aspen Zyqad
Chesapeake Decision Sciences,
  Inc. .............................  May 27, 1998       MIMI
Treiber Controls, Inc. .............  May 29, 1998       Software and consulting service
                                                         capabilities for advanced process
                                                         control and optimization

  TECHNOLOGY AND PRODUCT DEVELOPMENT

     AspenTech's software and service solutions combine AspenTech's sophisticated modeling capabilities, based on fundamental chemical engineering principles, with its extensive experience with a broad variety of manufacturing processes in the chemicals, petrochemicals, petroleum, pharmaceuticals and other industries. AspenTech's technology enables customers not only to design models for particular manufacturing processes but also to use those models to operate and manage those manufacturing processes. AspenTech's models employ advanced mathematical algorithms developed by employees of AspenTech and others, such as the dynamic matrix control algorithm for multi-variable, model-based predictive control and the inside-out algorithm for simulating distillation. AspenTech has used these advanced algorithms to develop proprietary models that provide highly accurate representations of the chemical and physical properties of a broad range of materials typically encountered in the chemicals, petroleum, and other process industries.

     AspenTech has also created rigorous models of a variety of equipment used in these process manufacturing facilities, such as heat exchangers, distillation columns and compressors. AspenTech believes that the development and refinement of highly accurate models such as those developed by AspenTech require a thorough understanding of both the fundamental chemistry underlying manufacturing processes and the technology of modeling. AspenTech has been able to develop and refine its models only as a result of its close familiarity with millions of simulations by its customers. AspenTech believes that few companies have a base of knowledge and experience in the process modeling industry as extensive as that of AspenTech.

     AspenTech's most important product development objective is to build upon the technical leadership of its software solutions, both individually and as integrated solutions. Product development activities are currently focused on adding new chemical engineering analysis and plant operations capabilities, developing new ease-of-use features and enhancing the user interface, taking advantage of new hardware capabilities and major new software industry developments, more tightly integrating AspenTech's suite of software solutions, and integrating those software products with other tools. As of June 30, 1998, AspenTech employed a product development staff of 391 persons.

CUSTOMERS

     AspenTech software solutions are installed at more than 750 customers worldwide. The following table sets forth a selection of AspenTech's customers, whose agreements with AspenTech produced at least $250,000 in fees to AspenTech in fiscal 1997 or 1998:

CHEMICALS
Air Products & Chemicals, Inc.
Allied Signal, Inc.
BASF AG
Bayer AG
The Dow Chemical Company
E.I. du Pont de Nemours & Company, Inc.
Elf Atochem
Equistar Chemicals LP
Hoechst AG
Huls AG
Huntsman Corporation
Imperial Chemical Industries plc
Mitsubishi Chemical Corporation
Rhone-Poulenc Industrialisation
Sasol Industries (Pty.) Ltd.
Shell International Chemie Mij B.V.
Union Carbide Chemicals and Plastics
  Company, Inc
Wellman, Inc.
Westlake Management Services Corporation

CONSUMER PRODUCTS
3M Company
The Goodyear Tire & Rubber Company
The Procter & Gamble Company
Unilever Research

ELECTRIC POWER
British Nuclear Fuels plc

FOOD AND BEVERAGE
Cargill Incorporated
General Mills, Inc.
Nestle UK Ltd.

METALS AND MINERALS
Phelps Dodge
Aluminum Company of America

PETROLEUM PRODUCTS
Agip Petroli S.p.A.
Amoco Corporation
Arco Products Company
British Petroleum
Chevron Corporation
Citgo Petroleum Corporation
Exxon Company U.S.A.
Instituto Mexicano del Petroleo
Marathon Oil Company
Mobil Oil Corporation
Neste Oy
Pemex Gas y Petroquimica Basica
Petroleus de Venezuela, S.A.
Phillips Petroleum Company
Repsol Petroleo SA
RVI
Shell Oil Company
Star Enterprise
Sun Refining and Marketing Company
Sunoco Inc.
Texaco Refining & Marketing Company
UOP
Valero Refining Company

PHARMACEUTICALS
Genentech, Inc.
Hoffman-LaRoche, Inc.
Merck & Co., Inc.
Novartis Pharma A.G.

PULP AND PAPER
Buckeye Cellulose Corporation
Weyerhaeuser Company

SEMICONDUCTORS
Cypress Corporation
LSI Logic Corporation
Rockwell International Corporation

     AspenTech's customers also include a number of engineering and construction firms, such as Bechtel Corporation, Fluor Daniel, Inc. and The M.W. Kellogg Company, which have entered into software license agreements with AspenTech and which offer products and services to the process industries.

     For fiscal 1996, 1997 and 1998, international revenues accounted for approximately 42.0%, 50.0% and 45.4%, respectively, of AspenTech's total revenues. No individual customer represented more than 10% of AspenTech's total revenues in fiscal 1996, 1997 or 1998. There can be no assurance that any of the customers listed above will continue to license software or purchase services from AspenTech beyond the term of any existing agreement.

SALES AND MARKETING

     AspenTech employs a value-based sales approach, offering customers a comprehensive suite of software and service solutions that enhance the efficiency and productivity of their process manufacturing operations. AspenTech has increasingly focused on selling its solutions as a strategic investment by its customers and therefore targets its principal sales efforts at senior management levels, including chief executive officers and senior decision-makers in manufacturing, operations and technology.

     Because the complexity and cost of AspenTech's solutions often result in a sales cycle of between six and nine months, AspenTech believes that the development of long-term, consultative relationships with its customers is essential to a successful selling strategy. To develop these relationships, AspenTech organizes its worldwide sales force by industry and appoints a single sales account manager to be responsible for AspenTech's relationship with each customer. In order to market the specific functionality and other complex technical features of AspenTech's software solutions, each sales account manager leads a specialized team of regional account managers, technical sales engineers and product specialists organized for each sales and marketing effort. AspenTech's technical sales engineers typically have advanced degrees in chemical engineering or related disciplines and actively consult with the customer's plant engineers who would be the ultimate users of AspenTech's solutions. Product specialists share their detailed knowledge of the specific features of AspenTech's software solutions. Each sales team also includes participants from AspenTech's business development group who determine the scope and price of service solutions offered to customers.

     In order to market AspenTech's newly acquired supply chain management software solutions, AspenTech intends to utilize its existing sales and marketing organization for sales to AspenTech's existing clients and to assemble a separate team for sales to supply chain software customers. AspenTech expects that this team will be able to identify opportunities to cross-sell AspenTech's other software solutions to customers in industries outside AspenTech's traditional process industry markets.

     AspenTech believes that its seasoned direct sales force, consisting of 123 individuals as of June 30, 1998, and its ability to sell at senior levels within customer organizations are important competitive advantages. AspenTech has established direct sales offices in key geographic areas where there are high concentrations of potential business, including New Jersey, Texas, Brussels, Cambridge (England), Dusseldorf, Hong Kong, Paris, Singapore and Tokyo. In geographic areas of lower customer concentration, AspenTech uses sales agents and other resellers to leverage its direct sales force and to provide local coverage and first-line support.

     The Company also supplements its direct sales efforts with a variety of marketing initiatives, including public relations activities, campaigns to promote awareness among industry analysts, user groups and the Company's triennial conference, AspenWorld. AspenWorld has become a prominent forum for industry participants, including process manufacturing executives and analysts, to discuss emerging technologies and other process engineering solutions and to attend seminars led by industry experts. The AspenWorld 97 conference, held in October 1997, attracted more than 1,400 participants.

     AspenTech also licenses its software solutions at a substantial discount to universities that agree to use its solutions in teaching and research. AspenTech believes that students' familiarity with its solutions will stimulate future demand once the students enter the workplace. Currently, more than 550 universities use the Company's software solutions in undergraduate instruction.

COMPETITION

     AspenTech faces three primary sources of competition: commercial vendors of software products for one or more elements in the design, operation and management of manufacturing processes; vendors of hardware that offer software solutions in order to add value to their proprietary DCS; and large companies in the process industries that have developed their own proprietary software solutions. AspenTech believes that suppliers of individual software solutions are under intensifying pressure to offer integrated functionality beyond their traditional applications and that, at the same time, process manufacturers are increasingly concluding that it is no longer efficient or economical for them to continue to develop or support internally developed software. Certain competitors also supply related hardware products to existing and potential customers of AspenTech and may have established relationships that afford those competitors an advantage in supplying software and services to those customers. AspenTech believes, however, that customers prefer to select best-in-class software solutions, independent of their selection of underlying industrial automation hardware platforms. AspenTech does not offer its solutions with any particular hardware and designs its software products to operate effectively on systems manufactured by all major hardware vendors. As the market for manufacturing process optimization solutions consolidates further, AspenTech believes that its exclusive focus on developing and marketing best-in-class software and services will continue to provide a competitive advantage.

     Because of the breadth of its software and service offerings, AspenTech faces competition from different vendors depending on the solution in question. AspenTech competes with respect to the largest number of its solutions with Simulation Sciences, Inc., a subsidiary of Siebe plc. With respect to particular software solutions, AspenTech also competes with Chemstations, Inc., Hyprotech, Ltd. (a subsidiary of AEA Technology plc), OSI Software, Inc., The Foxboro Company and Wonderware Corporation (both of which are subsidiaries of Siebe plc), the Simcon division of ABB Asea Brown Boveri (Holding) Ltd., and several smaller competitors, such as Pavilion Technologies, Inc. With the acquisition of Chesapeake, AspenTech now competes with established commercial vendors of supply chain management software, including i2 Technologies, Inc. and Manugistics Group, Inc.

     A number of vendors of ERP software products, such as Baan Company N.V., J.D. Edwards Inc., Oracle Corporation, PeopleSoft, Inc. and SAP A.G., have announced their intentions to enter or expand their presence in the market for supply chain management solutions. AspenTech also expects to encounter increasing competition from DCS vendors, such as Honeywell Inc., as they expand their software and service offerings to include additional aspects of process manufacturing.

     In recent years, there has been consolidation in the markets in which AspenTech competes that has expanded the breadth of product and service offerings by certain of AspenTech's competitors, such as the acquisitions by Siebe plc of Simulation Sciences, Inc. and Wonderware Corporation. As a result of this consolidation and the expansion of DCS and ERP vendors into additional markets, AspenTech from time to time may compete with divisions of companies with which it collaborates on other occasions, such as Honeywell Inc. and Siebe plc. There can be no assurance that AspenTech's efforts to compete and cooperate simultaneously with these or other companies will be successful. The further consolidation of existing competitors or the emergence of new competitors could have a material adverse effect on AspenTech's business, operating results and financial condition.

     AspenTech's continued success depends on its ability to compete effectively with its commercial competitors and to persuade prospective customers to use AspenTech's products and services instead of, or in addition to, software developed internally or services provided by their own personnel. In light of these factors, there can be no assurance that AspenTech will be able to maintain its competitive position.

INTELLECTUAL PROPERTY

     The Company regards its software as proprietary and relies on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect its proprietary rights. AspenTech has United States patents for the expert guidance system in its proprietary graphical user interface, the simulation and optimization methods in its optimization software, a process flow diagram generator in its planning and scheduling software, and a process simulation apparatus in its polymers software. The Company has registered or applied to register certain of its significant trademarks in the United States and in certain other countries.

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

     The laws of certain countries in which the Company's products are licensed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The laws of many countries in which the Company licenses its products protect trademarks solely on the basis of registration. The Company currently possesses a limited number of trademark registrations in certain foreign jurisdictions and does not possess, and has not applied for, any foreign copyright or patent registrations. In fiscal 1996, 1997 and 1998, the Company derived approximately 42.0%, 50.0% and 45.4% of its total revenues, respectively, from customers outside the United States.

     There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its technology or independent development by others of technologies that are substantially equivalent or superior to the Company's technology. Any such misappropriation of the Company's technology or development of competitive technologies could have a material adverse effect on the Company's business, operating results and financial condition. The Company could incur substantial costs in protecting and enforcing its intellectual property rights. Moreover, from time to time third parties may assert patent, trademark, copyright and other intellectual property rights to technologies that are important to the Company. In such an event, the Company may be required to incur significant costs in litigating a resolution to the asserted claims. There can be no assurance that such a resolution would not require that the Company pay damages or obtain a license of a third party's proprietary rights in order to continue licensing its products as currently offered or, if such a license is required, that it will be available on terms acceptable to the Company.

     AspenTech believes that, due to the rapid pace of innovation within the industry, factors such as the technological and creative expertise of its personnel, the quality of its products, the quality of its technical support and training courses, and the frequency of software product enhancements are more important to establishing and maintaining a technology leadership position within the industry than the various legal protections for its software products and technology. See "Item 1A. Risk Factors -- Dependence on Proprietary Technology."

EMPLOYEES

     As of June 30, 1998, AspenTech had a total of 1,518 full-time employees. None of AspenTech's employees is represented by a labor union. AspenTech has experienced no work stoppages and believes that its employee relations are good.

     While the Company has substantially expanded the breadth and depth of its management team in recent years, AspenTech's future success depends to a significant extent on the continued service of Lawrence B. Evans, the principal founder of the Company and its Chairman and Chief Executive Officer, its other executive officers, and certain engineering, technical, managerial and marketing personnel. The Company believes that its future success will also depend on its continuing ability to attract, motivate and retain additional highly skilled engineering, technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that AspenTech will be successful in attracting, assimilating and retaining the personnel it requires to continue to grow and operate profitably.

ITEM 1A.  RISK FACTORS

     In addition to the other information in this Form 10-K, the following factors should be considered in evaluating the Company and its business.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS AND CASH FLOW

     The Company's operating results and cash flow have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of introductions of new solutions and enhancements by the Company and its competitors, and fluctuating economic conditions. Because license fees for the Company's software products are substantial and the implementation of the Company's solutions often requires the services of the Company's engineers over an extended period of time, the sales process for the Company's solutions is lengthy and can exceed one year. Accordingly, software revenue is difficult to predict, and the delay of any order could cause the Company's quarterly revenues to fall substantially below expectations. Moreover, to the extent that the Company succeeds in shifting customer purchases away from individual software solutions and toward integrated suites of its software and service solutions, the likelihood of delays in ordering may increase and the effect of any delay may become more pronounced.

     The Company ships software products within a short period after receipt of an order and usually does not have a material backlog of unfilled orders of software products. Consequently, revenues from software licenses in any quarter are substantially dependent on orders booked and shipped in that quarter. Historically, a majority of each quarter's revenues from software licenses has been derived from license agreements that have been consummated in the final weeks of the quarter. Therefore, even a short delay in the consummation of an agreement may cause revenues to fall below expectations for that quarter. Since the Company's expense levels are based in part on anticipated revenues, the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall and any revenue shortfalls would likely have a disproportionately adverse effect on net income. The Company expects that these factors will continue to affect its operating results for the foreseeable future.

     Prior to fiscal 1996, the Company experienced a net loss for the first quarter of each fiscal year, in part because a substantial portion of the Company's total revenues is derived from countries other than the United States where business is slow during the summer months and also in part because of the timing of renewals of software licenses. Although the Company has generated a profit for the first quarter of each of fiscal 1997 and fiscal 1998, the Company expects that it will continue to experience declines in total revenues and net income in the first fiscal quarter as compared to the immediately preceding fiscal quarter. Because of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

     Due to all of the foregoing factors, it is possible that in one or more future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Common Stock would likely be materially adversely affected. As a result principally of slower-than-anticipated growth in the Company's services revenue and higher-than-expected levels of expenses throughout the AspenTech organization in the fiscal quarter ended June 30, 1998, the Company's operating results in the fiscal quarter and fiscal year ended June 30, 1998 were below the expectations of certain public market analysts and investors. From July 27, 1998, the date on which the Company preliminarily announced its estimated results for the fiscal quarter and year ended June 30, 1998, through the close of business on September 18, 1998, the price per share of Common Stock, as reported by the Nasdaq National Market, decreased from $48.25 to $25.1875.

     The Company derives a substantial portion of its total revenues from service engagements and a majority of these engagements have been undertaken on a fixed-price basis. The Company bears the risk of cost overruns and inflation in connection with fixed-price engagements, and as a result, any of these engagements may be unprofitable.

LIMITED SUPPLY OF QUALIFIED PROJECT ENGINEERS

     The Company derives a substantial portion of its total revenues from services, particularly projects involving advanced process control and optimization and similar projects. These projects can be extremely complex and in general only highly qualified, highly educated project engineers have the necessary training and skills to complete these projects successfully. In order to continue to staff its current and future projects, the Company will need to attract, motivate and retain a significant number of highly qualified, highly educated chemical and other project engineers. The Company primarily hires as project engineers individuals who have obtained a doctoral or master's degree in chemical engineering or a related discipline or who have significant relevant industry experience. As a result, the pool of potential qualified employees is relatively small, and the Company faces significant competition for these employees, from not only the Company's direct competitors but also the Company's clients, academic institutions and other enterprises. Many of these competing employers are able to offer potential employees significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than the Company. The failure to recruit and retain a significant number of qualified project engineers could have a material adverse effect on the Company's business, operating results and financial condition. Moreover, increasing competition for these engineers may also result in significant increases in the Company's labor costs, which could have a material adverse effect on the Company's business, operating results and financial condition.

INTEGRATION OF CHESAPEAKE AND OTHER RECENTLY ACQUIRED COMPANIES

     Through its acquisitions of Chesapeake and several smaller companies in 1998, the Company has expanded its product and service offerings, has entered new markets and has increased its scope of operations and the number of its employees. The continued successful integration of Chesapeake and these other companies into the Company's operations is critical to the Company's future financial performance. This integration will require that the Company, among other things, integrate more closely the companies' software products and technologies, retain key employees, assimilate diverse corporate cultures, further integrate management information systems, consolidate the acquired operations and manage geographically dispersed operations, each of which could pose significant challenges. To succeed in the market for supply chain management solutions, the Company must also invest additional resources, primarily in the areas of sales and marketing, to extend name recognition and increase market share. The diversion of the attention of management created by the integration process, any disruptions or other difficulties encountered in the integration process, and unforeseen liabilities or unanticipated problems with the acquired businesses could have a material adverse effect on the business, operating results and financial condition of the Company. The difficulty of combining these companies may be increased by the need to integrate personnel, and changes effected in the combination may cause key employees to leave. There can be no assurance that these acquisitions will provide the benefits expected by the Company or that the Company will be able to integrate and develop the operations of Chesapeake and these other companies successfully. Any failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

     The Company faces three primary sources of competition: commercial vendors of software products for one or more elements in the design, operation and management of manufacturing processes; vendors of hardware that offer software solutions in order to add value to their proprietary DCS; and large companies in the process industries that have developed their own proprietary software solutions. Because of the breadth of its software and service offerings, the Company faces competition from different vendors depending on the solution in question. The Company competes with respect to the largest number of its solutions with Simulation Sciences, Inc., a subsidiary of Siebe plc. With respect to particular software solutions, the Company also competes with Chemstations, Inc., Hyprotech, Ltd. (a subsidiary of AEA Technology plc), The Foxboro Company and Wonderware Corporation (both of which are subsidiaries of Siebe plc), OSI Software, Inc., the Simcon division of ABB Asea Brown Boveri (Holding) Ltd., and several smaller competitors, such as Pavilion Technologies, Inc. With the acquisition of Chesapeake, the Company now competes with established commercial vendors of supply chain management software, including i2 Technologies, Inc. and Manugistics Group, Inc. A number of vendors of ERP software products, such as Baan Company N.V., J.D. Edwards Inc., Oracle Corporation, PeopleSoft, Inc., and SAP A.G., have announced their intentions to enter or expand their existing presence in the market for supply chain management solutions. The Company also expects to encounter increasing competition from DCS solution vendors, such as Honeywell Inc., as they expand their software and service offerings to include additional aspects of process manufacturing. Moreover, in recent years, there has been consolidation in the markets in which the Company competes that has expanded the breadth of product and service offerings by certain of the Company's competitors, such as the acquisitions by Siebe plc of Simulation Sciences, Inc. and Wonderware Corporation. As a result of this consolidation and the expansion of DCS and ERP vendors into additional markets, the Company from time to time may compete with divisions of companies with which it collaborates on other occasions, such as Honeywell Inc. and Siebe plc. There can be no assurance that the Company's efforts to compete and cooperate simultaneously with these or other companies will be successful. The further consolidation of existing competitors or the emergence of new competitors could have a material adverse effect on the Company's business, operating results and financial condition. Certain competitors also supply related hardware products to existing and potential customers of the Company and may have established relationships that afford those competitors an advantage in supplying software and services to those customers. The Company's continued success depends on its ability to compete effectively with its commercial competitors and to persuade prospective customers to use the Company's products and services instead of, or in addition to, software developed internally or services provided by their own personnel. In light of these factors, there can be no assurance that the Company will be able to maintain its competitive position.

RISKS ASSOCIATED WITH FUTURE ACQUISITIONS

     An element of the Company's business strategy is to continue to pursue strategic acquisitions that will provide it with complementary products, services and technologies and with additional engineering personnel. The identification and pursuit of these acquisition opportunities and the integration of acquired personnel, products, technologies and businesses require a significant amount of management time and skill. There can be no assurance that the Company will be able to identify suitable acquisition candidates, consummate any acquisition on acceptable terms or successfully integrate any acquired business into the Company's operations. In light of the consolidation trend in the Company's industry, the Company expects to face competition for acquisition opportunities, which may substantially increase the cost of any acquisition consummated by the Company. There can also be no assurance that any future acquisition will not have a material adverse effect upon the Company's operating results as a result of non-recurring charges associated with the acquisition or as a result of integration problems in the fiscal quarters following consummation of the acquisition. Acquisitions may also expose the Company to additional risks, including diversion of management's attention, failure to retain key acquired personnel, assumption of legal or other liabilities and contingencies, and amortization of goodwill and other acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, operating results and financial condition. Moreover, customer dissatisfaction with, or problems caused by, the performance of any acquired technologies could have a material adverse impact on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses will achieve anticipated revenues and earnings. The Company may use Common Stock or Preferred Stock or may incur long-term indebtedness or a combination thereof for all or a portion of the consideration to be paid in future acquisitions. The issuance of Common Stock or Preferred Stock in acquisitions could result in dilution to existing stockholders, while the use of cash reserves or significant debt financing to fund acquisitions could reduce the Company's liquidity.

CONCENTRATION OF REVENUES IN THE CHEMICALS, PETROCHEMICALS AND PETROLEUM INDUSTRIES

     The Company derives a substantial majority of its total revenues from companies in the chemicals, petrochemicals and petroleum industries. Accordingly, the Company's future success depends upon the continued demand for process manufacturing optimization software and services by companies in these industries. The chemicals, petrochemicals and petroleum industries are highly cyclical. The Company believes that worldwide economic downturns and pricing pressures experienced by chemical, petrochemical and petroleum companies in connection with cost-containment measures and environmental regulatory pressures have in the past led to worldwide delays and reductions in certain capital and operating expenditures by many of these companies. There can be no assurance that these industry patterns, as well as general domestic and foreign economic conditions and other factors affecting spending by companies in these industries, will not have a material adverse effect on the Company's business, operating results and financial condition.

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

     The market for software and services for process manufacturing optimization is characterized by rapidly changing technology and continuing improvements in computer hardware, operating systems, programming tools, programming languages and database technology. The Company's future success will depend on its ability to enhance its current software products and services, integrate its current and future software offerings, modify its products to operate on additional or new operating platforms or systems, and develop in a timely and cost-effective manner new software and services that meet changing market conditions, including evolving customer needs, new competitive software and service offerings, emerging industry standards and changing technology. The Company has announced its intention to further integrate its software products with each other and to integrate those products with ERP, DCS and other business software solutions. The Company believes additional development will be necessary before its products are fully integrated with each other and with these other solutions, particularly with respect to ERP solutions. In the past, the Company has experienced delays in the development and enhancement of new and existing products, particularly the Windows version of Aspen Plus, and has on occasion postponed scheduled delivery dates for certain of its products. There can be no assurance that the Company will be able to meet customers' expectations with respect to product development, enhancement and integration or that the Company's software and services will otherwise address adequately the needs of customers. Like many other software products, the Company's software has on occasion contained undetected errors or "bugs." Because new releases of the Company's software products are initially installed only by a selected group of customers, any errors or "bugs" in those new releases may not be detected for a number of months after the delivery of the software. If the Company's products do not perform substantially as expected or are not accepted in the marketplace, the Company's business, operating results and financial condition would be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL

     The Company's future success depends to a significant extent on Lawrence B. Evans, the principal founder of the Company and its Chairman and Chief Executive Officer, its other executive officers, and certain engineering, technical, managerial and marketing personnel. The loss of the services of any of these individuals or groups of individuals could have a material adverse effect on the Company's business, operating results and financial condition. None of the Company's executive officers has entered into an employment agreement with the Company, and the Company does not have, and is not contemplating securing, any significant amount of key-person life insurance on any of its executive officers or other key employees. In addition to the need to recruit qualified project engineers, the Company believes that its future success will also depend significantly upon its ability to attract, motivate and retain additional highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, motivating and retaining the personnel it requires to continue to grow and operate profitably.

PRODUCT LIABILITY

     The sale and implementation of certain of the Company's software products and services, particularly in the areas of advanced process control and optimization, may entail the risk of product liability claims. The Company's software products and services are used in the design, operation and management of manufacturing processes at large facilities, and any failure of the software at those facilities could result in significant claims for damages or for violations of environmental, safety and other laws and regulations. The Company's agreements with its customers generally contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions in the Company's agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A substantial product liability claim against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

DEPENDENCE ON PROPRIETARY TECHNOLOGY

     The Company regards its software as proprietary and relies on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect its proprietary rights. AspenTech has United States patents for the expert guidance system in its proprietary graphical user interface, the simulation and optimization methods in its optimization software, a process flow diagram generator in its planning and scheduling software, and a process simulation apparatus in its polymers software. The Company has registered or has applied to register certain of its significant trademarks in the United States and in certain other countries. The Company generally enters into non-disclosure agreements with its employees and customers, and historically has restricted access to its software products' source codes, which it regards as proprietary information. In a few cases, the Company has provided copies of the source code for certain products to customers solely for the purpose of special customization of the products and has deposited copies of the source code for certain products in third-party escrow accounts as security for on-going service and license obligations. In these cases, the Company relies on nondisclosure and other contractual provisions to protect its proprietary rights.

     The laws of certain countries in which the Company's products are licensed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The laws of many countries in which the Company licenses its products protect trademarks solely on the basis of registration. The Company currently possesses a limited number of trademark registrations in certain foreign jurisdictions and does not possess, and has not applied for, any foreign copyright or patent registrations. In fiscal 1996, 1997 and 1998, the Company derived approximately 42.0%, 50.0% and 45.4% of its total revenues, respectively, from customers outside the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its technology or independent development by others of technologies that are substantially equivalent or superior to the Company's technology. Any such misappropriation of the Company's technology or development of competitive technologies could have a material adverse effect on the Company's business, operating results and financial condition. The Company could incur substantial costs in protecting and enforcing its intellectual property rights. Moreover, from time to time third parties may assert patent, trademark, copyright and other intellectual property rights to technologies that are important to the Company. In such an event, the Company may be required to incur significant costs in litigating a resolution to the asserted claims. There can be no assurance that such a resolution would not require that the Company pay damages or obtain a license of a third party's proprietary rights in order to continue licensing its products as currently offered or, if such a license is required, that it will be available on terms acceptable to the Company, if at all.

MANAGEMENT OF GROWTH

     The Company has experienced substantial growth in recent years in the number of its employees, the scope of its operating and financial systems, and the geographic area of its operations. The Company's operations have expanded significantly through both internally generated growth and acquisitions. This growth has resulted in increased responsibilities for the Company's management. To manage its growth effectively, the Company must continue to expand its management team, attract, motivate and retain employees, including qualified project engineers, and implement and improve its operating and financial systems. There can be no assurance that the Company's current management systems will be adequate or that the Company will be able to manage the Company's recent or future growth successfully. Any failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

INTERNATIONAL OPERATIONS

     In fiscal 1996, 1997 and 1998, the Company derived approximately 42.0%, 50.0% and 45.4% of its total revenues, respectively, from customers outside the United States. The Company anticipates that revenues from customers outside the United States will continue to account for a significant portion of its total revenues for the foreseeable future. The Company's operations outside the United States are subject to additional risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, difficulties or delays in translating products and product documentation into foreign languages, and potentially adverse tax consequences. In addition, the Company currently is unable to determine the effect, if any, that recent economic downturns in Asia, particularly Japan, or the adoption and use of the euro, the single European currency to be introduced in January 1999, will have on the Company's business. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

     The impact of future exchange rate fluctuations on the Company's financial condition and operating results cannot be accurately predicted. In recent years, the Company has increased the extent to which it denominates arrangements with customers outside the United States in the currencies of the country in which the software or services are provided. From time to time the Company has engaged in, and may continue to engage in, hedges of a significant portion of installment contracts denominated in foreign currencies. There can be no assurance that any hedging policies implemented by the Company will be successful or that the cost of such hedging techniques will not have a significant impact on the Company's business, operating results and financial condition.

DEPENDENCE ON INCREASED MARKET PENETRATION

     Increased use in the process industries of software and services for process manufacturing optimization in general and of the Company's software products and services in particular is critical to the Company's future growth. The Company believes that a number of factors will determine its ability to increase market penetration. These factors include product performance, accuracy of results, reliability, breadth and integration of product offerings, scope of applications, and ease of implementation and use. Failure of the Company to achieve increased market penetration in the process industries would substantially restrict the future growth of the Company and could have a material adverse effect on the Company's business, operating results and financial condition.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software applications are designed to accept only two digit entries in the date code field used to identify years. These date code fields will need to be modified to recognize twenty-first century years. As a result, computer systems and software applications used by many companies may need to be upgraded to comply with "year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects of failure to comply with such requirements.

     The Company has developed a testing and compliance program to ascertain whether and to what extent the Company may need to update its software products to become year 2000 compliant. The Company does not intend to test or modify all prior versions of its software products, current products used on year 2000 non-compliant systems, custom applications developed by or for customers, or certain current software products that the Company plans to replace with either new software products or year 2000 compliant releases by the end of 1999. Certain of the Company's software products are currently year 2000 compliant; however, the Company has not completed testing on many of the other software products that it intends to test. There can be no assurance that the Company will complete in a timely manner the testing of such software products or the development of any updates necessary to render such software products year 2000 compliant. Although the Company has obtained representations as to year 2000 compliance from the sellers of certain of its recently acquired technologies, there can be no assurance that the Company will not encounter year 2000 problems arising from these technologies or any other technologies that the Company may acquire in the future. Moreover, the ability of the Company's software products to comply with year 2000 requirements depends in part upon the availability of year 2000 compliant versions of operating systems and software applications used by or with the Company's products. Any delay in developing or offering, or the failure to develop or offer year 2000 compliant products or any necessary updates to existing products, could result in delays in the purchasing of the Company's products and services or in reduced demand for those products and services, and could also result in errors that materially impair the utility of one or more of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company does not expect the costs associated with its year 2000 compliance program to be material, there can be no assurance that unidentified year 2000 problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company's business, operating results and financial condition. Moreover, customer purchasing patterns may be affected by year 2000 issues as customers delay purchases in anticipation of the future release of year 2000 compliant products or releases, and as customers expend significant resources to upgrade their current software systems and applications for year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company.

     The Company has reviewed certain internal systems and future system plans on a preliminary basis to assess year 2000 compliance. The Company expects that its internal system development plans will address the year 2000 issue and will correct any existing non-compliant systems without the need to accelerate the overall information systems implementation plans. The Company believes that the cost of any modifications will not be material. The Company's ability to implement its information systems plan and to make the necessary modifications or replacements may be adversely affected by a number of factors outside the control of the Company, including the availability and cost of trained personnel and the ability of such personnel to acquire year 2000 compliant systems and otherwise to locate and correct all relevant computer codes. The Company is also conducting an additional assessment of its systems and operations in order to more fully identify and plan for any year 2000 risks, although it believes that its business would not be materially affected by the failure of any internal systems to be year 2000 compliant. If there are unidentified dependencies on internal systems to operate the business, or if any required modifications are not completed on a timely basis or are more costly to implement than currently anticipated, the Company's business, financial condition or results of operations could be materially adversely affected.

NEW ACCOUNTING STANDARD

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," which the Company adopted for software license agreements entered into with customers on or after January 1, 1998. This statement provides accounting standards for software revenue recognition. The Company believes that its revenue recognition policies comply with SOP 97-2; however, unanticipated changes or new interpretations by the AICPA of SOP 97-2 could require changes in the Company's revenue recognition practices, which could have a material adverse effect on the Company's operating results and financial condition.

POTENTIAL VOLATILITY OF PRICE OF COMMON STOCK

     The equity markets have from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, and those fluctuations have often been unrelated to the operating performance of particular companies. In addition, factors such as the financial performance of the Company, announcements of technological innovations or new products by the Company or its competitors, as well as market conditions in the computer software or hardware industries, may have a significant impact on the market price of the Common Stock. From July 27, 1998, the date on which the Company preliminarily announced its estimated results for the fiscal quarter and year ended June 30, 1998, through the close of business on September 18, 1998, the price per share of Common Stock, as reported by the Nasdaq National Market, decreased from $48.25 to $25.1875. See "-- Fluctuations in Quarterly Operating Results and Cash Flow."

EFFECT OF CERTAIN CHARTER AND BY-LAW PROVISIONS AND ANTI-TAKEOVER PROVISIONS; POSSIBLE ISSUANCES OF PREFERRED STOCK; STOCKHOLDER RIGHTS PLAN

     The Company's Certificate of Incorporation, its By-Laws and certain Delaware laws contain provisions that may discourage acquisition bids for the Company and that may deprive stockholders of certain opportunities to receive a premium for their shares as part of an acquisition of the Company. Preferred Stock may be issued by the Company in the future without stockholder approval and upon such terms as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding stock of the Company. The Company has adopted a stockholder rights plan, which may deter or delay attempts to acquire the Company or accumulate shares of Common Stock. Except for the stockholder rights plan, the Company has no present plans to designate or issue any shares of Preferred Stock.

ITEM 2.  PROPERTIES

     AspenTech's principal offices occupy approximately 110,000 square feet of office space in Cambridge, Massachusetts. AspenTech's lease of its principal offices expires on September 30, 2002. AspenTech and its subsidiaries also own or lease office space in New Providence, New Jersey; Houston, Texas; Midlothian, Virginia; Bothell, Washington; Brussels, Belgium; Calgary, Alberta, Canada; Cambridge, England; Warrington, England; Hong Kong; Tokyo, Japan; Best, The Netherlands; Singapore; and other locations where additional sales and customer support offices are located. AspenTech believes that its existing facilities are adequate for its current needs and its needs for the reasonably foreseeable future and that, if additional space is needed, such space will be available on acceptable terms.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "AZPN." The following table sets forth, for the periods indicated, the high and low sale prices per share of the Common Stock as reported on the Nasdaq National Market.

                                                               HIGH        LOW
                                                              -------    -------
FISCAL 1997:
  First Quarter.............................................  $36.375    $20.000
  Second Quarter............................................   42.500     29.625
  Third Quarter.............................................   41.000     25.750
  Fourth Quarter............................................   39.625     24.750
FISCAL 1998:
  First Quarter.............................................  $46.250    $29.500
  Second Quarter............................................   39.875     27.875
  Third Quarter.............................................   43.375     23.500
  Fourth Quarter............................................   51.000     38.250

HOLDERS

     As of June 30, 1998, there were 1,172 holders of record of the Company's Common Stock.

DIVIDENDS

     The Company has never declared or paid cash dividends on its capital stock, although one of the Company's subsidiaries paid dividends to its stockholders prior to its acquisition by the Company in fiscal 1995. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, under the terms of the Company's bank line of credit, the Company is prohibited from paying any cash dividends. Any future determination relating to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant.

SALES OF UNREGISTERED SECURITIES

     During fiscal 1998, AspenTech issued shares of its Common Stock to the former equity holders of seven corporations and other business entities, in exchange for all of the outstanding equity securities of those entities, as follows:

                                                                     SHARES OF
                                                                       COMMON
BUSINESS ACQUIRED                                DATE ACQUIRED      STOCK ISSUED
-----------------                              -----------------    ------------
NeuralWare, Inc..............................  August 27, 1997          26,502
The SAST Corporation Limited.................  August 28, 1997         288,330
Cimtech S.A./N.V.............................  February 27, 1998       118,299
Contas Process Control S.r.L.................  February 27, 1998        21,975
Zyqad Limited................................  March 16, 1998          171,337
Chesapeake Decision Sciences, Inc............  May 27, 1998          2,961,959
Treiber Controls, Inc........................  May 29, 1998            140,000

All of these shares were issued in transactions exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended. Certain of these shares have been subsequently registered pursuant to shelf registration statements filed with the Securities and Exchange Commission in accordance with registration rights arrangements entered into in connection with the acquisitions.

     On June 17, 1998, AspenTech completed the sale of $86,250,000 aggregate principal amount of its 5 1/4% Convertible Subordinated Debentures due June 15, 2005 (the "Debentures"). The Debentures were sold by the Company to Goldman, Sachs, & Co., NationsBanc Montgomery Securities LLC and William Blair & Company, L.L.C. (the "Initial Purchasers"), which offered and sold the Debentures to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. The Company initially offered $75,000,000 aggregate principal amount of Debentures and sold an additional $11,250,000 aggregate principal amount of Debentures pursuant to the Initial Purchasers' exercise of an over-allotment option.

     The Debentures were offered at a price of 100% of principal amount, or $86,250,000. The net proceeds received by the Company from the sale of the Debentures, after deducting underwriting commissions of $3,018,750 (but before deducting expenses of the offering), totalled $83,231,250. The Company intends to use the net proceeds for working capital and other general corporate purposes. The Company may use a portion of the net proceeds to acquire or invest in one or more new technologies, products or businesses that expand, complement or are otherwise related to the Company's current business and software and service solutions.

     The Debentures are convertible into shares of Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of approximately $52.97 per share of Common Stock (equivalent to a conversion rate of 18.9791 shares per $1,000 principal amount of Debentures), subject to adjustment in certain events.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated balance sheet data as of June 30, 1997 and 1998 and the selected consolidated statement of income data for each of the years ended June 30, 1996, 1997 and 1998 have been derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this Form 10-K. The selected consolidated balance sheet data as of June 30, 1994, 1995 and 1996 and the selected consolidated statement of income data for the years ended June 30, 1994 and 1995 have been derived from the Company's Consolidated Financial Statements, which also have been audited by Arthur Andersen LLP but are not included in this Form 10-K. The following selected consolidated financial data are qualified by reference to the more detailed Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K, and should be read in conjunction with such Consolidated Financial Statements and Notes and the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         YEAR ENDED JUNE 30,
                                        ------------------------------------------------------
                                         1994       1995        1996        1997        1998
                                        -------    -------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
  Software licenses...................  $37,725    $49,479    $ 70,199    $103,179    $139,390
  Services and other..................   11,682     16,540      44,619      90,891     113,165
                                        -------    -------    --------    --------    --------
Total revenues........................   49,407     66,019     114,818     194,070     252,555
                                        -------    -------    --------    --------    --------
Expenses:
  Cost of software licenses...........    2,795      3,080       3,992       5,539       8,178
  Cost of services and other..........    8,824     10,052      27,220      54,006      68,490
  Selling and marketing...............   18,912     24,276      36,610      56,034      74,926
  Research and development............    9,193     12,652      22,310      33,580      43,553
  General and administrative..........    5,005      5,679      10,715      17,072      20,208
  Charge for in-process research and
     development......................       --         --      24,421       8,664       8,472
  Costs related to acquisitions.......       --        950          --          --       4,984
                                        -------    -------    --------    --------    --------
Total expenses........................   44,729     56,689     125,268     174,895     228,811
                                        -------    -------    --------    --------    --------
Income (loss) from operations.........    4,678      9,330     (10,450)     19,175      23,744
Foreign currency exchange gain
  (loss)..............................      (56)        34        (223)       (236)       (454)
Income (loss) on equity in joint
  ventures............................      (39)        22          10          26          45
Interest income.......................    1,799      3,138       3,745       5,556       5,727
Interest expense......................     (524)      (561)     (1,323)       (151)       (377)
                                        -------    -------    --------    --------    --------
Income (loss) from continuing
  operations before provision for
  income taxes........................    5,858     11,963      (8,241)     24,370      28,685
Provision for income taxes............    2,116      4,854       6,146      10,169      14,049
                                        -------    -------    --------    --------    --------
Net income (loss)(1)..................  $ 3,742    $ 7,109    $(14,387)   $ 14,201    $ 14,636
                                        =======    =======    ========    ========    ========
Diluted net income (loss) per
  share(2)............................  $  0.26    $  0.42    $  (0.83)   $   0.63    $   0.59
Basic net income (loss) per
  share(2)............................  $  0.45    $  0.46    $  (0.83)   $   0.66    $   0.63
Weighted average shares outstanding --
  diluted(2)..........................   14,318     17,113      17,432      22,707      24,883
Weighted average shares outstanding --
  basic(2)............................    8,340     15,321      17,432      21,368      23,415

                                                   (footnotes appear on page 27)

                                                               JUNE 30,
                                        ------------------------------------------------------
                                         1994       1995        1996        1997        1998
                                        -------    -------    --------    --------    --------
                                                            (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash-equivalents...........  $ 2,932    $ 6,290    $ 14,773    $ 18,284    $ 78,694
  Working capital.....................    8,546     31,377      72,560      73,789     172,866
  Total assets........................   45,066     83,259     168,986     203,545     342,882
  Long-term obligations, less current
     maturities.......................    2,576      4,087         706         462      90,635
  Total stockholders' equity..........   19,284     45,824     104,477     137,414     165,016

---------------
(1) The Company has never declared or paid cash dividends on its capital stock, although one of the Company's subsidiaries paid dividends to its stockholders prior to its acquisition by the Company in fiscal 1995.

(2) Computed as described in Note 2(i) of Notes to Consolidated Financial Statements. In February 1998, the Commission issued Staff Accounting Bulletin No. 98, which revised the Commission's guidance for calculating earnings per share with respect to equity security issuances before an initial public offering and is effective for fiscal years ending after December 15, 1997. The Company has restated its weighted average shares outstanding for the periods prior to its initial public offering in 1994 for Staff Accounting Bulletin No. 98. This change did not affect diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its founding in 1981, the Company has developed and marketed software and services to companies in the process industries. The Company's revenues have increased each year since 1983, when the Company introduced the commercial version of its Aspen Plus process design software solution. In addition to internally generated growth, the Company has acquired 14 businesses since May 1995, including Industrial Systems, Inc. ("ISI") in the fourth quarter of fiscal 1995, DMCC and Setpoint in the third quarter of fiscal 1996, and Chesapeake in the fourth quarter of fiscal 1998.

     The Company acquired DMCC, Setpoint and three other, less material businesses in transactions accounted for as purchases. The Company's results of operations include the results of operations of DMCC, Setpoint and these three other companies only for periods subsequent to their respective dates of acquisition. As of result, period-to-period comparisons of the Company's results of operations may not be meaningful. See Note 3 of Notes to Consolidated Financial Statements.

     The Company acquired ISI, Chesapeake and seven other businesses in transactions accounted for as poolings of interests. Of these acquisitions, only the acquisitions of ISI and Chesapeake were material to the Company's financial condition and results of operations. Accordingly, the Company has restated its consolidated financial statements to reflect the historic operations of ISI and Chesapeake but not the other, immaterial businesses.

     The Company typically licenses its process design software solutions for terms of 3 to 5 years, its process operation software solutions for terms of 99 years, its planning and scheduling software solutions for terms of 5 or 25 years, and its other process management software solutions for terms of 99 years. See "Item 1. Business -- Software and Service Solutions."

     Because in all cases the licenses are noncancelable and do not impose significant obligations on the Company, the Company recognizes software license revenues upon shipment in accordance with generally accepted accounting principles. In the case of license renewals, revenue is recognized upon execution of a renewal license agreement. The Company recognizes revenues from customer support ratably over the term of the support agreement. If a customer elects to pay for a license in annual installments, the Company charges an implicit amount of interest and recognizes interest income over the term of the license. A substantial majority of the Company's term licenses have been renewed upon expiration. However, there can be no assurance that customers will continue to renew expiring term licenses at the historical rate.

     Prior to fiscal 1996, the Company derived the substantial majority of its total revenues from the licensing of software products. Since the acquisitions of DMCC and Setpoint in the third quarter of fiscal 1996, the Company has generated a significantly greater amount of service revenues related to the implementation of its software solutions, particularly in connection with projects involving advanced process control and real-time optimization. For fiscal 1998, the Company derived 55.2% of its total revenues from the licensing of software products and 44.8% of its total revenues from the provision of services. The Company generally charges customers for consulting services on a fixed-price basis, but charges customers for certain services, primarily on-site advanced process control and optimization services, on a time-and-materials basis. Service revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the portion of costs incurred to date as a percentage of the estimated total (primarily labor) costs for each contract. Service revenues from time-and-materials contracts are recognized as the related services are performed. Training revenues are recognized as services are performed. Services that have been performed but for which billings have not been made are recorded as unbilled receivables, and billings for which services have not been performed are recorded as unearned revenue in the Company's Consolidated Balance Sheets.

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

     The Company's operating costs include the amortization of intangible assets, including goodwill, arising from acquisitions accounted for as purchases. The net balance of these intangible assets as of June 30, 1998 was $12.9 million and is being amortized over periods ranging from 5 to 12 years. The amortization from completed acquisitions that was charged to operations was $2.5 million for fiscal 1997 and $2.7 million for fiscal 1998 and will be $692,000 for each of the next 11 quarters and $340,000 for each of the next succeeding 8 quarters.

     The Company's operating results for the fourth quarter of fiscal 1998 were adversely affected by the level of telecommunications and overhead charges incurred across the Company. These charges, which are allocated to various cost and expense line items in the Company's statements of operation, did not materially increase any particular cost or expense. In the aggregate, however, the level of these expenses contributed to the Company's reporting lower-than-planned net income for the fiscal quarter and year ended June 30, 1998.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain consolidated statement of operations data for the periods indicated:

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----    -----    -----
Revenues:
  Software licenses.........................................   61.1%    53.2%    55.2%
  Service and other.........................................   38.9     46.8     44.8
                                                              -----    -----    -----
Total revenues..............................................  100.0    100.0    100.0
                                                              -----    -----    -----
Expenses:
  Cost of software licenses.................................    3.5      2.9      3.2
  Cost of service and other.................................   23.7     27.8     27.1
  Selling and marketing.....................................   31.9     28.9     29.7
  Research and development..................................   19.4     17.3     17.2
  General and administrative................................    9.3      8.8      8.0
  Charge for in-process research and development............   21.3      4.5      3.4
  Costs related to acquisitions.............................     --       --      2.0
                                                              -----    -----    -----
Total expenses..............................................  109.1     90.2     90.6
                                                              -----    -----    -----
Income (loss) from operations...............................   (9.1)     9.8      9.4
  Interest income...........................................    3.3      2.9      2.3
  Interest expense..........................................   (1.2)    (0.1)    (0.1)
  Other income (expense), net...............................   (0.1)    (0.1)    (0.2)
                                                              -----    -----    -----
Income (loss) before provision for income taxes.............   (7.1)    12.5     11.4
  Provision for income taxes................................    5.4      5.2      5.6
                                                              -----    -----    -----
Net income (loss)...........................................  (12.5)%    7.3%     5.8%
                                                              =====    =====    =====

  COMPARISON OF FISCAL 1998 TO FISCAL 1997

     REVENUES. Revenues are derived from software licenses and services. Total revenues for fiscal 1998 increased 30.1% to $252.6 million from $194.1 million in fiscal 1997.

     Software license revenues represented 55.2% and 53.2% of total revenues for fiscal 1998 and 1997, respectively. Revenues from software licenses in fiscal 1998 increased 35.1% to $139.4 million from $103.2 million in fiscal 1997. The growth in software license revenues was attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers.

     Total revenues from customers outside the United States were $114.7 million or 45.4% of total revenues and $97.0 million or 50.0% of total revenues for fiscal 1998 and 1997, respectively. The geographical mix of revenues can vary from quarter to quarter.

     Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for fiscal 1998 increased 24.5% to $113.2 million from $90.9 million for fiscal 1997. This increase reflects a continued focus during fiscal 1998 on providing high value-added consulting and training services to existing customers. Revenues from service and other for fiscal 1998 was adversely affected by lower-than-planned levels of consultant utilization attributable to temporary mismatches between types and geographies of scheduled projects, the skill sets and locations of available personnel and the timing of certain project starts. During the second half of fiscal 1998 the Company implemented programs intended to mitigate these issues through, for example, targeted sales incentives and improved information flow between sales and consulting personnel.

     Neither the Company's joint venture or similar activities nor any discounting or similar activities have historically had a material effect on the Company's revenues.

     COST OF SOFTWARE LICENSES. Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software (including disk duplication and third-party software costs), printing of manuals and packaging. Cost of software licenses for fiscal 1998 increased 47.6% to $8.2 million from $5.5 million in fiscal 1997. Cost of software licenses as a percentage of revenues from software licenses increased to 5.9% for fiscal 1998 from 5.4% for fiscal 1997. This increase was due to the generation of a greater portion of sales having third-party software and royalty costs in the fourth quarter of fiscal 1998.

     COST OF SERVICE AND OTHER. Cost of service and other consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the costs of manuals that are sold as separate items. Cost of service and other for fiscal 1998 increased 26.8% to $68.5 million from $54.0 million for fiscal 1997. Cost of service and other as a percentage of revenues from services and other increased to 60.5% for fiscal 1998 from 59.4% for fiscal 1997. This percentage increase reflects a change in mix to more application consulting services, which have a higher cost base, and, to a lesser extent, special payments made in connection with a transitional incentive compensation plan for consultants based on hours billed.

     SELLING AND MARKETING. Selling and marketing expenses for fiscal 1998 increased 33.7% to $74.9 million from $56.0 million for fiscal 1997 while increasing slightly as a percentage of revenues to 29.7% from 28.9%. The dollar and percentage increases were attributable in part to compensation earned by sales personnel who exceeded their quotas and earned commissions at higher rates. The Company continues to invest in sales personnel and regional sales offices to improve the Company's geographic proximity to its customers, to maximize the penetration of existing accounts and to add new customers.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist of personnel and outside consultancy costs required to conduct the Company's product development efforts. Capitalized research and development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses for fiscal 1998 increased 29.7% to $43.6 million from $33.6 million for fiscal 1997 while decreasing slightly as a percentage of total revenues to 17.2% from 17.3%. The increase in costs principally reflects continued investment in development of the Company's core modeling products and a common software architecture encompassing the Company's expanded family of software products. The Company capitalized 8.2% of its total research and development costs during fiscal 1998 as compared to 6.6% in fiscal 1997.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees and amortization of intangibles. General and administrative expenses for fiscal 1998 increased 18.4% to $20.2 million from $17.1 million for fiscal 1997, while decreasing as a percentage of total revenues to 8.0% from 8.8%. These costs did not grow at the same rate as revenues, as the Company's infrastructure was able to support a larger revenue base; however, the increased dollar amounts reflect the growth in the scale and scope of the Company's operations.

     CHARGE FOR IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with several acquisitions during fiscal 1998 and 1997, the Company allocated $8.5 million and $8.7 million, respectively, of the purchase prices to in-process research and development based upon independent appraisals. These costs were charged to operations as of the respective acquisition dates, because they related to projects that had not yet reached technological feasibility and that had no alternative future use until completion of development. At the respective times of the acquisitions, these projects required substantial additional development and testing by the Company in order to reach technological feasibility and there was no assurance that these projects would reach technological feasibility or develop into products that could be sold by the Company.

     COST RELATED TO ACQUISITIONS. In connection with several acquisitions by the Company during fiscal 1998 that were accounted for as poolings of interests, the Company incurred $5.0 million in expenses, primarily investment banking and professional service fees related to the transactions.

     INTEREST INCOME. Interest income is generated from the license of software pursuant to installment contracts for process design software and the investment of excess cash in short-term investments. Under these installment contracts, the Company offers customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. A substantial majority of the process design modeling customers elect to license these products through installment contracts. The Company believes this election is made principally because the customers prefer to pay for the Company's process design software out of their operating budgets, rather than out of their capital budgets. Included in the annual payments is an implicit interest established by the Company at the time of the license. The Company sells a portion of the installment contracts to unrelated financial institutions. The interest earned by the Company on the installment contract portfolio in any one year is the result of the implicit interest established by the Company on installment contracts and the size of the contract portfolio. Interest income was $5.7 million for fiscal 1998 as compared to $5.6 million in fiscal 1997.

     INTEREST EXPENSE. Interest expense is generated from interest charged on the Company's bank line of credit and capital lease obligations. Interest expense in fiscal 1998 increased to $0.4 million from $0.2 million in fiscal 1997.

     PROVISION FOR INCOME TAXES. The effective tax rate in fiscal 1998 is calculated as a percentage of income before taxes, exclusive of the non-recurring charges for in-process research and development. The effective tax rate decreased for fiscal 1998 to 33.6% of pre-tax income from 35.9% for fiscal 1997. This decrease was primarily due to utilization of foreign loss carrybacks, foreign tax credits, and research and development credits.

  COMPARISON OF FISCAL 1997 TO FISCAL 1996

     The Company acquired DMCC and Setpoint in the third quarter of fiscal 1996 in transactions accounted for as purchases. The combined operations of DMCC and Setpoint at the time of acquisitions were roughly the same size as AspenTech. As a result, the Company's results of operations for fiscal 1997 and fiscal 1996 are not directly comparable.

     REVENUES. Total revenues for fiscal 1997 increased 69.0% to $194.1 million from $114.8 million in fiscal 1996.

     Software license revenues represented 53.2% and 61.1% of total revenues in fiscal 1997 and 1996, respectively. Revenues from software licenses in fiscal 1997 increased 47.0% to $103.2 million from $70.2 million in fiscal 1996. The growth in software license revenues was attributable both to internal growth in existing operations and to additional licenses entered into by the acquired subsidiaries. The internal growth in software license revenues was attributable to renewals of software licenses covering existing users, the expansion of existing customer relationships through licenses covering additional users and additional software products, and, to a lesser extent, the addition of new customers. The decrease in software license revenues as a percentage of total revenues was attributable to the growth of service revenues resulting from the Company's acquisitions of DMCC and Setpoint.

     Total revenues from customers outside the United States were $97.0 million or 50.0% of total revenues and $48.2 million or 42.0% of total revenues for fiscal 1997 and 1996, respectively.

     Since the acquisitions of DMCC and Setpoint, the Company has generated a significantly greater amount of revenues from services. As a result of the acquisitions and the subsequent expansion of the combined services execution capability, revenues from service and other in fiscal 1997 increased 103.7% to $90.9 million from $44.6 million in fiscal 1996.

     Neither the Company's joint venture or similar activities nor any discounting or similar activities have historically had a material effect on the Company's revenues.

     COST OF SOFTWARE LICENSES. Cost of software licenses in fiscal 1997 increased 38.8% to $5.5 million from $4.0 million in fiscal 1996. Cost of software licenses as a percentage of revenues from software licenses decreased to 5.4% in fiscal 1997 from 5.7% in fiscal 1996. This decrease was due to the spreading of fixed production and delivery costs over a larger revenue base and to the generation of a greater portion of sales having minimal third-party royalty costs.

     COST OF SERVICE AND OTHER. Cost of service and other in fiscal 1997 increased 98.4% to $54.0 million from $27.2 million in fiscal 1996. Cost of service and other as a percentage of revenues from service and other decreased to 59.4% in fiscal 1997 from 61.0% in fiscal 1996. The percentage decrease reflected not only a change in mix of services provided by the Company but improvement in the efficiency of project execution.

     SELLING AND MARKETING. Selling and marketing expenses in fiscal 1997 increased 53.1% to $56.0 million from $36.6 million in fiscal 1996 while decreasing as a percentage of total revenues to 28.9% from 31.9%. The percentage decrease in costs reflects the Company's leveraging of its worldwide sales and technical sales force to market all of the Company's products and services. The Company continued to invest in sales personnel and regional sales offices to improve the Company's geographic proximity to its customers, to maximize the penetration of existing accounts and to add new customers.

     RESEARCH AND DEVELOPMENT. Research and development expenses in fiscal 1997 increased 50.5% to $33.6 million from $22.3 million in fiscal 1996 while decreasing as a percentage of total revenues to 17.3% from 19.4%. The increase in costs principally reflected investment in a suite of next generation products from overlapping technology purchased through the series of acquisitions and a continued investment in the Company's core modeling products. The Company capitalized 6.6% and 3.9% of its total research and development expenses during fiscal 1997 and fiscal 1996, respectively.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses in fiscal 1997 increased 59.3% to $17.1 million from $10.7 million in fiscal 1996, and decreased as a percentage of total revenues to 8.8% from 9.3%. The decrease was the result of improvement in the efficiency of the administrative group over an increasing revenue base.

     CHARGE FOR IN-PROCESS RESEARCH AND DEVELOPMENT. In the second quarter of fiscal 1997, the Company recognized a non-recurring charge of $8.7 million for the write-off of in-process research and development in connection with the acquisitions of the Process Control Division of Cambridge Control Limited, the planning and scheduling software division of Bechtel Corporation, and Basil Joffe Associates, Inc. The Company recognized a similar charge during the third quarter of fiscal 1996 of $24.4 million in connection with its acquisitions of DMCC and Setpoint.

     INTEREST INCOME. Interest income in fiscal 1997 increased 48.4% to $5.6 million from $3.7 million in fiscal 1996. Interest income increased as a result of investment of the net proceeds of the Company's public offering completed in June 1996 and a larger installment contract portfolio.

     INTEREST EXPENSE. Interest expense in fiscal 1997 and fiscal 1996 was generated from interest charged on the Company's line of credit, subordinated notes payable to the Massachusetts Capital Resource Company, a promissory note issued in connection with the Setpoint acquisition, and capital lease obligations. Interest expense in fiscal 1997 decreased to $0.2 million from $1.3 million in fiscal 1996. This decrease reflects the repayment at the end of fiscal 1996 of borrowings under the Company's line of credit, the subordinated notes and the promissory note issued in connection with the acquisition of Setpoint.

     PROVISION FOR INCOME TAXES. The effective tax rate in fiscal 1997 and fiscal 1996 is calculated as a percentage of income before taxes, exclusive of the non-recurring charges for in-process research and development. The effective tax rate decreased in fiscal 1997 to 35.9% of pre-tax income from 38.0% in fiscal 1996. This decrease was primarily due to utilization of various tax credits and carryforwards.

  QUARTERLY RESULTS

     The Company's operating results and cash flow have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of introductions of new solutions and enhancements by the Company and its competitors, and fluctuating economic conditions. Because license fees for the Company's software products are substantial and the implementation of the Company's solutions often requires the services of the Company's engineers over an extended period of time, the sales process for the Company's solutions is lengthy and can exceed one year. Accordingly, software revenue is difficult to predict, and the delay of any order could cause the Company's quarterly revenues to fall substantially below expectations. Moreover, to the extent that the Company succeeds in shifting customer purchases away from point solutions and toward integrated suites of its software and service solutions, the likelihood of delays in ordering may increase and the effect of any delay may become more pronounced.

     The Company ships software products within a short period after receipt of an order and usually does not have a material backlog of unfilled orders of software products. Consequently, revenues from software licenses in any quarter are substantially dependent on orders booked and shipped in that quarter. Historically, a majority of each quarter's revenues from software licenses has been derived from license agreements that have been consummated in the final weeks of the quarter. Therefore, even a short delay in the consummation of an agreement may cause revenues to fall below expectations for that quarter. Since the Company's expense levels are based in part on anticipated revenues, the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall and any revenue shortfalls would likely have a disproportionately adverse effect on net income. The Company expects that these factors will continue to affect its operating results for the foreseeable future.

     Prior to fiscal 1996, the Company experienced a net loss for the first quarter of each fiscal year, in part because a substantial portion of the Company's total revenues is derived from countries other than the United States where business is slow during the summer months and also in part because of the timing of renewals of software licenses. Although the Company has generated a profit for the first quarter of each of fiscal 1997 and fiscal 1998, the Company expects that it will continue to experience declines in total revenues and net income in the first fiscal quarter as compared to the immediately preceding fiscal quarter.

     Because of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. See "Item 1A. Risk Factors -- Fluctuations in Quarterly Operating Results and Cash Flow."

     The following table presents selected quarterly statement of operations data for fiscal 1997 and 1998. These data are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of these data in accordance with generally accepted accounting principles.

                                                 FISCAL 1997                              FISCAL 1998
                                    --------------------------------------   --------------------------------------
                                    SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30
                                    --------   -------   -------   -------   --------   -------   -------   -------
                                                                    (IN THOUSANDS)
Revenues:
  Software licenses...............  $17,049    $24,988   $29,704   $31,438   $24,388    $32,465   $38,691   $43,846
  Service and other...............   20,371     22,059    23,428    25,033    25,065     27,738    29,697    30,665
                                    -------    -------   -------   -------   -------    -------   -------   -------
Total revenues....................   37,420     47,047    53,132    56,471    49,453     60,203    68,388    74,511
                                    -------    -------   -------   -------   -------    -------   -------   -------
Expenses:
  Cost of software licenses.......      982      1,456     1,652     1,449     1,672      1,752     1,540     3,214
  Cost of service and other.......   12,230     13,256    13,829    14,691    14,712     16,356    17,274    20,148
  Selling and marketing...........   11,778     13,483    14,962    15,811    15,186     17,621    19,876    22,243
  Research and development........    7,494      7,701     8,491     9,894    10,163     10,358    10,998    12,034
  General and administrative......    3,979      4,249     4,626     4,218     4,502      4,839     5,309     5,558
  Charge for in-process research
    and development...............       --      8,664        --        --        --         --     8,472        --
  Costs related to acquisitions...       --         --        --        --       509         --       475     4,000
                                    -------    -------   -------   -------   -------    -------   -------   -------
Total expenses....................   36,463     48,809    43,560    46,063    46,744     50,926    63,944    67,197
                                    -------    -------   -------   -------   -------    -------   -------   -------
Income (loss) from operations.....      957     (1,762)    9,572    10,408     2,709      9,277     4,444     7,314
Other expense, net................      (22)       (88)       --      (100)      (67)       (91)     (162)      (89)
Interest income, net..............    1,376      1,292     1,199     1,538     1,453      1,347     1,358     1,192
                                    -------    -------   -------   -------   -------    -------   -------   -------
Income (loss) before provision for
  income taxes....................    2,311       (558)   10,771    11,846     4,095     10,533     5,640     8,417
Provision for income taxes........      879      1,367     4,022     3,901     1,460      3,791     5,073     3,725
                                    -------    -------   -------   -------   -------    -------   -------   -------
Net income (loss).................  $ 1,432    $(1,925)  $ 6,749   $ 7,945   $ 2,635    $ 6,742   $   567   $ 4,692
                                    =======    =======   =======   =======   =======    =======   =======   =======

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, the Company has financed its operations principally through cash generated from sales of securities through private placements and public offerings of its Common Stock and the Debentures, operating activities, the sale of installment contracts to third parties and, at certain times during the year, borrowings under a bank line of credit.

     In the fourth quarter of fiscal 1996 and in the second and third quarters of fiscal 1995, the Company received a total of $87.0 million of net proceeds from its initial public offering and subsequent public offerings. A portion of the total net proceeds was used for working capital and other general corporate purposes, to pay a portion of the purchase prices of DMCC and Setpoint and to repay outstanding indebtedness under the Company's bank line of credit, subordinated notes and a promissory note issued in conjunction with the purchase of Setpoint. In the fourth quarter of fiscal 1998, the Company received a total of $82.4 million from its sale of the Debentures. A portion of these net proceeds was used for working capital and other general corporate purposes. The Company evaluates on an ongoing basis potential opportunities to acquire or invest in technologies, products, services, businesses or engineering personnel that expand, complement or are otherwise related to the Company's current business and products. See "Item 1A. Risk Factors -- Risks Associated with Future Acquisitions."

     In fiscal 1996, 1997 and 1998, operating activities provided $19.7 million, $3.1 million and $18.4 million of cash, respectively, primarily as a result of net income and increases in accounts payable, accrued expenses and deferred revenue, offset in part by increases in long-term installments receivable and accounts receivable.

     In recent years, the Company has had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Sanwa Business Credit Corporation. These contracts represent amounts due over the life of existing term licenses. During fiscal 1998, installment contracts increased by $9.8 million to $59.8 million, net of $51.3 million of installment contracts sold to General Electric Capital Corporation and Sanwa Business Credit Corporation. During fiscal 1997, installment contracts increased by $20.3 million to $50.0 million, net of $30.2 million of installment contracts sold to General Electric Capital Corporation and Sanwa Business Credit Corporation. During fiscal 1996, installment contracts decreased by $1.8 million to $29.8 million, net of $28.9 million of installment contracts sold to General Electric Capital Corporation and Sanwa Business Credit Corporation. The Company's arrangements with these two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At June 30, 1998, June 30, 1997 and June 30, 1996, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $87.6 million, $57.8 million and $42.7 million, respectively, for which the Company had partial recourse obligations of $4.5 million, $6.6 million and $11.5 million, respectively. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

     The Company maintains a $30.0 million bank line of credit, expiring on December 31, 1998, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate (8.5% at June 30, 1998) equal to the bank's prime rate plus a specified margin or, at the Company's option, a rate (5.72% at June 30, 1998) equal to a defined LIBOR plus a specified margin. The line of credit agreement requires the Company to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net income before taxes and of the ratio of current assets to current liabilities. As of June 30, 1998, there were no outstanding borrowings under the line of credit.

     As of June 30, 1998, the Company had cash and cash-equivalents totalling $78.7 million, as well as short-term investments totalling $35.0 million. The Company's commitments as of June 30, 1998 consisted primarily of leases on its headquarters and other facilities. See "Item 1. Business -- Properties." There were no other material commitments for capital or other expenditures. The Company believes its current cash balances, availability of sales of its installment contracts, availability under its bank line of credit and cash flows from its operations, together with its net proceeds of the proposed debenture placement, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

     Management has initiated a Company-wide program to prepare the Company's computer systems and applications as well as the Company's product offerings for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to system enhancements for the year 2000. Certain of the Company's product offerings are currently year 2000 compliant. Although the Company does not expect the costs associated with its year 2000 compliance program to be material, there can be no assurance that unidentified year 2000 problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company's business, operating results and financial condition. See "Item 1A. Risk Factors -- Year 2000 Compliance."

INFLATION

     Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have significant impact during fiscal 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company are listed in the Index to Financial Statements filed in Item 14(a)(i) as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1998, under the heading "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1998, under the heading "Executive Officer Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1998, under the heading "Share Ownership of Principal Stockholders and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1998, under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Financial Statements:
  Balance Sheets as of June 30, 1997 and 1998...............  F-3
  Statements of Operations for the years ended June 30,
     1996, 1997 and 1998....................................  F-4
  Statements of Stockholders' Equity for the years ended
     June 30, 1996, 1997 and 1998...........................  F-5
  Statements of Cash Flows for the years ended June 30,
     1996, 1997 and 1998....................................  F-6
  Notes to Consolidated Financial Statements................  F-7

     (a)(2) FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                                ----
Report of Independent Public Accountants on Schedule........    S-1
Schedule II -- Valuation and Qualifying Accounts............    S-2

     All other schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     (a)(3) EXHIBITS

      3.1 (1)   Certificate of Incorporation of the Company.
      3.2 (1)   By-laws of the Company.
      4.1 (2)   Specimen Certificate for Shares of the Company's Common
                Stock, $.10 par value.
      4.2 (1)   Rights Agreement dated as of March 12, 1998 between the
                Company and American Stock Transfer and Trust Company, as
                Rights Agent, including related forms of the following:
                (a) Certificate of Designation of Series A Participating
                Cumulative Preferred Stock of the Company.
                (b) Right Certificate.
      4.3 (3)   Indenture dated as of June 17, 1998 between the Company and
                The Chase Manhattan Bank, as trustee, with respect to up to
                $86,250,000 principal amount of 5 1/4% Convertible
                Subordinated Debentures due June 15, 2005 of the Company.
      4.4 (3)   Form of 5 1/4% Convertible Subordinated Debentures due June
                15, 2005 of the Company (included in Sections 2.2, 2.3 and
                2.4 of the Indenture filed as Exhibit 4.1)
     10.1 (4)   System License Agreement between the Company and the
                Massachusetts Institute of Technology, dated March 30, 1982, as amended.
     10.2 (4)+  Non-Equilibrium Distillation Model Development and License
                Agreement between the Company and Koch Engineering Company,
                Inc., as amended.
     10.3 (4)+  Letter, dated October 19, 1994, from the Company to Koch
                Engineering Company, Inc., pursuant to which the Company
                elected to extend the term of the Company's license under
                the Non-Equilibrium Distillation Model Development and
                License Agreement.
     10.4 (4)+  Batch Distillation Computer Program Development and License
                Agreement between Process Simulation Associates, Inc. and
                Koch Engineering Company, Inc.
     10.5 (4)+  Agreement between the Company and Imperial College of
                Science, Technology and Medicine regarding Assignment of
                SPEEDUP.

                                                   (footnotes appear on page 38)

     10.6 (5)   Amended and Restated Agreement and Plan of Reorganization,
                dated as of May 12, 1995, by and among the Company,
                Industrial Systems, Inc. and the stockholders of Industrial
                Systems, Inc.
     10.7 (6)   Stock Purchase Agreement dated as of December 15, 1995,
                among the Company, Dynamic Matrix Control Corporation and
                Charles R. Cutler, June A. Cutler, Charles R. Johnston and
                Cheryl Lynne Johnston, as shareholders of Dynamic Matrix
                Control Corporation.
     10.8 (6)   Share Purchase Agreement dated as of January 5, 1996 among the Company, Amelinc Corporation and Cegelec S.A.
     10.9 (7)   Agreement and Plan of Reorganization dated as of April 28,
                1998, among the Company, AT Acquisition Corp., Chesapeake
                Decision Sciences, Inc. and Dr. Thomas E. Baker
     10.10(4)   Vendor Program Agreement between the Company and General
                Electric Capital Corporation.
     10.11(8)   Rider No. 1, dated December 14, 1994, to Vendor Program
                Agreement between the Company and General Electric Capital
                Corporation filed as Exhibit 10.22.
     10.12(4)+  Letter Agreement between the Company and Sanwa Business
                Credit Corporation.
     10.13(4)   Equity Joint Venture Contract between the Company and China
                Petrochemical Technology Company.
     10.14(4)   Lease Agreement between the Company and Teachers Insurance and Annuity Association of America regarding Ten Canal Park,
                Cambridge, Massachusetts.
     10.15(9)   Further Amended and Restated Revolving Credit Agreement
                dated as of February 15, 1996 among the Company, Prosys
                Modeling Investment Corporation, Industrial Systems, Inc.,
                Dynamic Matrix Control Corporation and Setpoint, Inc., as
                the Borrowers, the Lenders Parties thereto, and Fleet Bank of Massachusetts, N.A., as Agent and Lender, together with related forms of the following (each in the form executed by each of such Borrowers):
                (a) Amended and Restated Revolving Credit Note
                (b) Patent Conditional Assignment and Security Agreement
                (c) Trademark Collateral Security Agreement.
                (d) Security Agreement.
     10.16*     First Amendment dated as of December 31, 1996 among the
                Company, Prosys Modeling Investment Corporation, Industrial
                Systems, Inc., Dynamic Matrix Control Corporation and
                Setpoint, Inc., as the Borrowers, the Lenders Parties
                thereto, and Fleet Bank of Massachusetts, N.A., as Agent and
                Lender, amending Further Amended and Restated Revolving
                Credit Agreement filed as Exhibit 10.30, together with
                related Collateral Release Agreement made as of December 31,
                1996 among such parties.
     10.17(10)  Declaration of Registration Rights made as of April 27, 1998 by the Company for the benefit of former stockholders of
                Chesapeake Decision Sciences, Inc.
     10.18(3)   Registration Rights Agreement, dated as of June 17, 1998,
                between the Company and Goldman, Sachs & Co., NationsBanc
                Montgomery Securities LLC and William Blair & Company,
                L.L.C.
     10.19(4)   1988 Non-Qualified Stock Option Plan, as amended.
     10.20(11)  1995 Stock Option Plan.
     10.21(11)  1995 Directors Stock Option Plan.
     10.22(12)  1996 Special Stock Option Plan.
     10.23(11)  1995 Employees' Stock Purchase Plan.
     10.24(4)   Form of Employee Confidentiality and Non-Competition
                Agreement.

                                                   (footnotes appear on page 38)

 10.25(4)  Noncompetition, Confidentiality and Proprietary Rights Agreement between the Company and
           Lawrence B. Evans.
 10.26(4)  Noncompetition, Confidentiality and Proprietary Rights Agreement between the Company and Joseph
           F. Boston.
 10.27(4)  Noncompetition, Confidentiality and Proprietary Rights Agreement between the Company and Paul
           W. Gallier.
 10.28(4)  Noncompetition, Confidentiality and Proprietary Rights Agreement between the Company and
           Herbert I. Britt.
10.29(12)  Change in Control Agreement between the Company and Lawrence B. Evans dated August 12, 1997.
10.30(12)  Change in Control Agreement between the Company and Joseph F. Boston dated August 12, 1997.
10.31(12)  Change in Control Agreement between the Company and David McQuillin dated August 12, 1997.
10.32(12)  Change in Control Agreement between the Company and Mary A. Palermo dated August 12, 1997.
10.33(12)  Change in Control Agreement between the Company and Joel B. Rosen dated August 12, 1997.
10.34(12)  Change in Control Agreement between the Company and Stephen J. Doyle dated August 12, 1997.
   21.1 *  Subsidiaries of the Company.
   23.1 *  Consent of Arthur Andersen LLP.
   24.1 *  Power of Attorney (included in signature page to Form 10-K).
   27.1 *  Financial Data Schedules for fiscal year ended June 30, 1998.

---------------
 *   Filed herewith.

 + Certain portions have been granted Confidential Treatment by the Securities and Exchange Commission at the request of the Company.

(1) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 12, 1998 (filed on March 27, 1998), and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A, as amended by Amendment No. 1 thereto (filed on June 12, 1998), and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 17, 1998 (filed on June 19, 1998), and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-83916) filed on September 13, 1994, and incorporated herein by reference.

(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, and incorporated herein by reference.

(6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 5, 1996, as amended by Amendment Nos. 1, 2, 3 and 4 thereto, and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 27, 1998 (filed June 3, 1998), and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-88734) filed on January 29, 1995, and incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference.

(10) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-63483) filed on September 16, 1998, and incorporated herein by reference.

(11) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-11651) filed on September 9, 1996, and incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, and incorporated herein by reference.

     (b) REPORTS ON FORM 8-K

     1. On May 6, 1998, the Company filed a Current Report on Form 8-K dated April 28, 1998 with respect to a press release of the Company announcing the execution of a definitive agreement for the acquisition of Chesapeake.

     2. On June 3, 1998, the Company filed a Current Report on Form 8-K dated May 27, 1998 providing updated disclosure in light of the Company's completion of the Chesapeake acquisition and other recent events. This Form 8-K included the following financial statements:

        CONSOLIDATED FINANCIAL STATEMENTS, EXCLUDING CHESAPEAKE:
        Report of Independent Public Accountants
        Consolidated Balance Sheets as of June 30, 1996 and 1997 and March 31, 1998 (Unaudited)
        Consolidated Statements of Operations for the Years Ended June 30, 1995,
           1996 and 1997 and for the Nine Months Ended March 31, 1997 and 1998 (Unaudited)
        Consolidated Statements of Stockholders' Equity for the Years Ended June
           30, 1995, 1996 and 1997 and for the Nine Months Ended March 31, 1998 (Unaudited)
        Consolidated Statements of Cash Flows for the Years Ended June 30, 1995,
           1996 and 1997 and for the Nine Months Ended March 31, 1997 and 1998 (Unaudited)
        Notes to Consolidated Financial Statements

        SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING CHESAPEAKE:
        Report of Independent Public Accountants
        Supplemental Consolidated Balance Sheets as of June 30, 1996 and 1997
           and March 31,1998 (Unaudited)
        Supplemental Consolidated Statements of Operations for the Years Ended
           June 30, 1995, 1996 and 1997 and for the Nine Months Ended March 31, 1997 and 1998 (Unaudited)
        Supplemental Consolidated Statements of Stockholders' Equity for the
           Years Ended June 30, 1995, 1996 and 1997 and for the Nine Months Ended March 31, 1998 (Unaudited)
        Supplemental Consolidated Statements of Cash Flows for the Years Ended
           June 30, 1995, 1996 and 1997 and for the Nine Months Ended March 31, 1997 and 1998 (Unaudited)
        Notes to Supplemental Consolidated Financial Statements

       On September 17, 1998, the Company filed Amendment No. 1 to the Form 8-K dated May 27, 1998 described above, in order to reflect the fact that the Company's supplemental consolidated financial statements had become its historical financial statements due to its publishing of financial results after the Chesapeake acquisition. This Amendment No. 1 included the following financial statements:

        CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING CHESAPEAKE:
        Report of Independent Public Accountants
        Consolidated Balance Sheets as of June 30, 1996 and 1997 and March 31,
           1998 (Unaudited)
        Consolidated Statements of Operations for the Years Ended June 30, 1995,
           1996 and 1997 and for the Nine Months Ended March 31, 1997 and 1998 (Unaudited)
        Consolidated Statements of Stockholders' Equity for the Years Ended June
           30, 1995, 1996 and 1997 and for the Nine Months Ended March 31, 1998 (Unaudited)
        Consolidated Statements of Cash Flows for the Years Ended June 30, 1995,
           1996 and 1997 and for the Nine Months Ended March 31, 1997 and 1998 Notes to Consolidated Financial Statements

     3. On June 12, 1998, the Company filed Amendment No. 1 to its Current Report on Form 8-K dated March 12, 1998 with respect to the reincorporation of the Company in Delaware and related matters.

     4. On June 19, 1998, the Company filed a Current Report on Form 8-K dated June 17, 1998 with respect to the issuance and sale of the Debentures.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, as of September 28, 1998.

                                          ASPEN TECHNOLOGY, INC.

                                          By:     /s/ LAWRENCE B. EVANS
                                            ------------------------------------
                                                     Lawrence B. Evans
                                              Chairman of the Board and Chief
                                                      Executive Officer

                               POWER OF ATTORNEY

     We, the undersigned officers and directors of Aspen Technology, Inc., hereby severally constitute and appoint Lawrence B. Evans, Lisa W. Zappala and Stephen J. Doyle, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Aspen Technology, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 28, 1998.

                       SIGNATURE                                               TITLE
                       ---------                                               -----

                 /s/ LAWRENCE B. EVANS                      Chairman of the Board and Chief Executive
--------------------------------------------------------    Officer (Principal Executive Officer)
                   Lawrence B. Evans

                  /s/ LISA W. ZAPPALA                       Chief Financial Officer
--------------------------------------------------------    (Principal Financial and Accounting Officer)
                    Lisa W. Zappala

                  /s/ JOSEPH F. BOSTON                      Director
--------------------------------------------------------
                    Joseph F. Boston

                                                            Director
--------------------------------------------------------
                Gresham T. Brebach, Jr.

                  /s/ DOUGLAS R. BROWN                      Director
--------------------------------------------------------
                    Douglas R. Brown

                  /s/ JOAN C. MCARDLE                       Director
--------------------------------------------------------
                    Joan C. McArdle

                    /s/ ALISON ROSS                         Director
--------------------------------------------------------
                      Alison Ross

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

Report of Independent Public Accountants....................  F-2

Consolidated Balance Sheets as of June 30, 1997 and 1998....  F-3
Consolidated Statements of Operations for the Years Ended
  June 30, 1996, 1997 and 1998..............................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended June 30, 1996, 1997 and 1998..................  F-5
Consolidated Statements of Cash Flows for the Years Ended
  June 30, 1996, 1997 and 1998..............................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Aspen Technology, Inc.:

     We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Technology, Inc. and subsidiaries as of June 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
August 11, 1998

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    JUNE 30,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 18,284    $ 78,694
  Short-term investments....................................    16,622      34,987
  Accounts receivable, net of reserves of $840 in 1997 and
    $1,482 in 1998..........................................    46,997      71,803
  Unbilled services.........................................    12,444      18,077
  Current portion of long-term installments receivable, net
    of unamortized discount of $815 in 1997 and $1,016 in
    1998....................................................    19,063      23,643
  Prepaid expenses and other current assets.................     8,876      10,831
                                                              --------    --------
         Total current assets...............................   122,286     238,035
                                                              --------    --------
Long-term installments receivable, net of unamortized
  discount of $7,386 in 1997 and $7,305 in 1998.............    30,963      36,203
                                                              --------    --------
Property and leasehold improvements, at cost:
  Land......................................................       664         727
  Building and improvements.................................     6,499       8,790
  Computer equipment........................................    24,774      33,096
  Purchased software........................................     9,934      16,599
  Furniture and fixtures....................................     7,941      11,746
  Leasehold improvements....................................     2,618       5,356
                                                              --------    --------
                                                                52,430      76,314
Less -- Accumulated depreciation and amortization...........    21,271      33,578
                                                              --------    --------
                                                                31,159      42,736
                                                              --------    --------
Computer software development costs, net of accumulated
  amortization of $5,051 in 1997 and $6,314 in 1998.........     3,058       5,696
                                                              --------    --------
Land........................................................       925         925
                                                              --------    --------
Intangible assets, net of accumulated amortization of $3,347
  in 1997 and $6,066 in 1998................................    12,768      12,857
                                                              --------    --------
Other assets................................................     2,386       6,430
                                                              --------    --------
                                                              $203,545    $342,882
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................  $    288    $  2,187
  Accounts payable..........................................     7,442       6,139
  Accrued expenses..........................................    17,968      32,406
  Unearned revenue..........................................     4,294       6,008
  Deferred revenue..........................................    16,730      17,888
  Deferred income taxes.....................................     1,775         541
                                                              --------    --------
         Total current liabilities..........................    48,497      65,169
                                                              --------    --------
Long-term obligations, less current portion.................       462       4,385
                                                              --------    --------
5 1/4% Convertible subordinated debentures..................        --      86,250
                                                              --------    --------
Deferred revenue, less current portion......................     9,441      15,074
                                                              --------    --------
Other liabilities...........................................       942         914
                                                              --------    --------
Deferred income taxes.......................................     6,789       6,074
                                                              --------    --------
Commitments and contingencies (Notes 10, 11 and 12)
Stockholders' equity:
  Common stock, $.10 par value --
    Authorized -- 40,000,000 shares
    Issued -- 22,342,399 shares and 24,729,741 shares in
     1997 and 1998, respectively............................     2,235       2,473
  Additional paid-in capital................................   128,344     148,342
  Retained earnings.........................................     7,607      14,922
  Cumulative translation adjustment.........................      (261)       (163)
  Treasury stock, at cost -- 230,330 shares of common
    stock...................................................      (502)       (502)
  Unrealized loss on investments............................        (9)        (56)
                                                              --------    --------
         Total stockholders' equity.........................   137,414     165,016
                                                              --------    --------
                                                              $203,545    $342,882
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEARS ENDED JUNE 30,
                                                             --------------------------------
                                                               1996        1997        1998
                                                             --------    --------    --------
Revenues:
  Software licenses........................................  $ 70,199    $103,179    $139,390
  Service and other........................................    44,619      90,891     113,165
                                                             --------    --------    --------
                                                              114,818     194,070     252,555
                                                             --------    --------    --------
Expenses:
  Cost of software licenses................................     3,992       5,539       8,178
  Cost of service and other................................    27,220      54,006      68,490
  Selling and marketing....................................    36,610      56,034      74,926
  Research and development.................................    22,310      33,580      43,553
  General and administrative...............................    10,715      17,072      20,208
  Charge for in-process research and development...........    24,421       8,664       8,472
  Costs related to acquisitions............................        --          --       4,984
                                                             --------    --------    --------
                                                              125,268     174,895     228,811
                                                             --------    --------    --------
     Income (loss) from operations.........................   (10,450)     19,175      23,744
Foreign currency exchange loss.............................      (223)       (236)       (454)
Income on equity in joint ventures.........................        10          26          45
Interest income............................................     3,745       5,556       5,727
Interest expense on subordinated notes payable to a related
  party....................................................      (377)         --          --
Other interest expense.....................................      (946)       (151)       (377)
                                                             --------    --------    --------
     Income (loss) before provision for income taxes.......    (8,241)     24,370      28,685
Provision for income taxes.................................     6,146      10,169      14,049
                                                             --------    --------    --------
  Net income (loss)........................................  $(14,387)   $ 14,201    $ 14,636
                                                             ========    ========    ========
Net income (loss) per share:
  Diluted..................................................  $  (0.83)   $   0.63    $   0.59
                                                             ========    ========    ========
  Basic....................................................  $  (0.83)   $   0.66    $   0.63
                                                             ========    ========    ========
Weighted average shares outstanding:
  Diluted..................................................    17,432      22,707      24,883
                                                             ========    ========    ========
  Basic....................................................    17,432      21,368      23,415
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            COMMON STOCK                       RETAINED                     TREASURY STOCK
                                        ---------------------   ADDITIONAL     EARNINGS     CUMULATIVE    -------------------
                                        NUMBER OF    $.10 PAR    PAID-IN     (ACCUMULATED   TRANSLATION   NUMBER OF
                                          SHARES      VALUE      CAPITAL       DEFICIT)     ADJUSTMENT     SHARES     AMOUNTS
                                        ----------   --------   ----------   ------------   -----------   ---------   -------
BALANCE, JUNE 30, 1995................  17,352,463    $1,736     $ 37,345      $  7,266        $(303)      230,396     $(502)
  Issuance of common stock in a public
    offering, net of issuance costs of
    $4,239............................   2,907,820       291       68,166            --           --            --        --
  Issuance of common stock in a
    private placement.................      66,770         6        1,058            --           --            --        --
  Issuance of common stock under
    employee stock purchase plans.....      50,220         5          469            --           --            --        --
  Exercise of stock options and
    warrants..........................     778,114        78        1,397            --           --            --        --
  ESOP contribution...................     514,807        51          199            --           --            --        --
  Retired stock.......................    (911,851)      (91)        (353)           --           --            --        --
  Translation adjustment..............          --        --           --            --          (59)           --        --
  Realized gain on investments........          --        --           --            --           --            --        --
  Unrealized market loss on
    investments.......................          --        --           --            --           --            --        --
  Tax benefit related to stock
    options...........................          --        --        2,107            --           --            --        --
  Net loss............................          --        --           --       (14,387)          --            --        --
                                        ----------    ------     --------      --------        -----      --------     -----
BALANCE, JUNE 30, 1996................  20,758,343     2,076      110,388        (7,121)        (362)      230,396      (502)
  Issuance of common stock in an
    immaterial pooling................     104,162        10          165           527           --            --        --
    Issuance of common stock in the
      purchase of businesses..........     155,740        16        5,892            --           --            --        --
  Issuance of common stock under
    employee stock purchase plans.....     210,085        21        3,549            --           --            --        --
  Exercise of stock options and
    warrants..........................     507,545        51        4,152            --           --            --        --
  ESOP contribution...................     696,154        70          268            --           --            --        --
  Retired stock.......................     (89,630)       (9)         (33)           --           --            --        --
  Translation adjustment..............          --        --           --            --          101            --        --
  Issuance of treasury stock to
    charity...........................          --        --           --            --           --           (66)       --
  Unrealized market loss on
    investments.......................          --        --           --            --           --            --        --
  Tax benefit related to stock
    options...........................          --        --        3,963            --           --            --        --
  Net income..........................          --        --           --        14,201           --            --        --
                                        ----------    ------     --------      --------        -----      --------     -----
BALANCE, JUNE 30, 1997................  22,342,399     2,235      128,344         7,607         (261)      230,330      (502)
  Issuance of common stock in
    immaterial poolings...............     766,443        77        2,046        (7,321)          --            --        --
  Issuance of common stock under
    employee stock purchase plans.....     115,617        11        3,867            --           --            --        --
  Exercise of stock options and
    warrants..........................     525,830        53        7,194            --           --            --        --
  ESOP contribution...................     983,145        98          380            --           --            --        --
  Retired stock.......................      (3,693)       (1)          (1)           --           --            --        --
  Translation adjustment..............          --        --           --            --           98            --        --
  Unrealized market loss on
    investments.......................          --        --           --            --           --            --        --
  Tax benefit related to stock
    options...........................          --     6,512           --            --           --            --        --
  Net income..........................          --        --           --        14,636           --            --        --
                                        ----------    ------     --------      --------        -----      --------     -----
BALANCE, JUNE 30, 1998................  24,729,741    $2,473     $148,342      $ 14,922        $(163)      230,330     $(502)
                                        ==========    ======     ========      ========        =====      ========     =====

                                        UNREALIZED
                                           GAIN           TOTAL
                                         (LOSS) ON    STOCKHOLDERS'
                                        INVESTMENTS      EQUITY
                                        -----------   -------------
BALANCE, JUNE 30, 1995................     $ 282        $ 45,824
  Issuance of common stock in a public
    offering, net of issuance costs of
    $4,239............................        --          68,457
  Issuance of common stock in a
    private placement.................        --           1,064
  Issuance of common stock under
    employee stock purchase plans.....        --             474
  Exercise of stock options and
    warrants..........................        --           1,475
  ESOP contribution...................        --             250
  Retired stock.......................        --            (444)
  Translation adjustment..............        --             (59)
  Realized gain on investments........      (282)           (282)
  Unrealized market loss on
    investments.......................        (2)             (2)
  Tax benefit related to stock
    options...........................        --           2,107
  Net loss............................        --         (14,387)
                                           -----        --------
BALANCE, JUNE 30, 1996................        (2)        104,477
  Issuance of common stock in an
    immaterial pooling................        --             702
    Issuance of common stock in the
      purchase of businesses..........        --           5,908
  Issuance of common stock under
    employee stock purchase plans.....        --           3,570
  Exercise of stock options and
    warrants..........................        --           4,203
  ESOP contribution...................        --             338
  Retired stock.......................        --             (42)
  Translation adjustment..............        --             101
  Issuance of treasury stock to
    charity...........................        --              --
  Unrealized market loss on
    investments.......................        (7)             (7)
  Tax benefit related to stock
    options...........................        --           3,963
  Net income..........................        --          14,201
                                           -----        --------
BALANCE, JUNE 30, 1997................        (9)        137,414
  Issuance of common stock in
    immaterial poolings...............        --           5,198
  Issuance of common stock under
    employee stock purchase plans.....        --           3,878
  Exercise of stock options and
    warrants..........................        --           7,247
  ESOP contribution...................        --             478
  Retired stock.......................        --              (2)
  Translation adjustment..............        --              98
  Unrealized market loss on
    investments.......................       (47)            (47)
  Tax benefit related to stock
    options...........................        --           6,512
  Net income..........................        --          14,636
                                           -----        --------
BALANCE, JUNE 30, 1998................     $ (56)       $165,016
                                           =====        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED JUNE 30,
                                                              --------------------------------
                                                                1996        1997        1998
                                                              --------    --------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $(14,387)   $ 14,201    $ 14,636
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities --
    Depreciation and amortization...........................     5,817      11,655      14,144
    Charge for in-process research and development..........    24,421       8,664       8,472
    Deferred income taxes...................................      (295)     (1,646)     (2,749)
    Changes in assets and liabilities --
      Accounts receivable...................................   (11,930)     (9,107)    (28,728)
      Prepaid expenses and other current assets.............       215      (4,686)       (388)
      Long-term installments receivable.....................     1,790     (20,251)     (9,394)
      Accounts payable and accrued expenses.................     7,615       4,513      14,954
      Unearned revenue......................................     2,823      (7,835)      1,713
      Deferred revenue......................................     3,596       7,597       5,744
                                                              --------    --------    --------
        Net cash provided by operating activities...........    19,665       3,105      18,404
                                                              --------    --------    --------
Cash flows from investing activities:
  Purchase of property and leasehold improvements...........    (7,926)    (20,199)    (19,356)
  Increase in computer software development costs...........      (908)     (2,384)     (3,900)
  Decrease (increase) in other assets.......................       117        (549)     (3,981)
  (Increase) decrease in short-term investments.............   (20,221)     22,194     (18,413)
  Increase (decrease) in other liabilities..................       955        (815)        (28)
  Cash acquired in immaterial poolings......................        --         792      (1,123)
  Cash used in the purchase of business, net of cash
    acquired................................................   (44,723)     (6,232)     (9,911)
                                                              --------    --------    --------
        Net cash used in investing activities...............   (72,706)     (7,193)    (56,712)
                                                              --------    --------    --------
Cash flows from financing activities:
  Issuance of common stock..................................    69,521          --          --
  Issuance of common stock under employee stock purchase
    plans...................................................       474       3,570       3,878
  Issuance of common stock under employee stock ownership
    plan....................................................       250         338         478
  Exercise of stock options and warrants....................       925       4,203       7,247
  Repurchase of common stock................................      (444)        (42)         (2)
  Proceeds from 5 1/4% convertible subordinated
    debentures..............................................        --          --      86,250
  Payment of subordinated notes payable to related
    parties.................................................    (3,450)         --          --
  Payments of long-term debt and capital lease
    obligations.............................................    (5,693)       (571)        769
                                                              --------    --------    --------
        Net cash provided by financing activities...........    61,583       7,498      98,620
                                                              --------    --------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (59)        101          98
                                                              --------    --------    --------
Increase in cash and cash equivalents.......................     8,483       3,511      60,410
Cash and cash equivalents, beginning of period..............     6,290      14,773      18,284
                                                              --------    --------    --------
Cash and cash equivalents, end of period....................  $ 14,773    $ 18,284    $ 78,694
                                                              ========    ========    ========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes................................  $  3,080    $  4,074    $  1,363
                                                              ========    ========    ========
  Cash paid for interest....................................  $  1,363    $    199    $    245
                                                              ========    ========    ========
Supplemental schedule of noncash investing and financing
  activities:
  Increase in equipment under capital lease obligations.....  $    105    $     --    $  2,351
                                                              ========    ========    ========
  Increase in additional paid-in capital and decrease in
    accrued expenses relating to the Tax benefit of exercise
    of nonqualified stock options...........................  $  2,107    $  3,963    $  6,512
                                                              ========    ========    ========
  Increase in common stock and additional paid-in capital
    and decrease in subordinated Notes payable to a related
    party relating to the exercise of warrants..............  $    550    $     --    $     --
                                                              ========    ========    ========
Supplemental disclosure of cash flows related to
  acquisitions:
  During 1996, 1997 and 1998, the Company acquired certain
    companies as described in Note 3. These acquisitions are
    summarized as follows --
    Fair value of assets acquired, excluding cash...........  $ 47,919    $ 15,469    $ 11,316
    Issuance of common stock related to acquisitions........        --      (5,908)         --
    Payments in connection with the acquisitions, net of
     cash acquired..........................................   (44,723)     (6,232)     (9,911)
                                                              --------    --------    --------
      Liabilities assumed...................................  $  3,196    $  3,329    $  1,405
                                                              ========    ========    ========

     During the fiscal year 1997, the Company acquired B-JAC International, Inc. During the fiscal year 1998, the Company acquired NeuralWare, Inc., The SAST Corporation Limited, Cimtech S.A./N.V., Contas Process Control S.r.L., Zyqad Limited and Treiber Controls, Inc., all of which were accounted for as poolings of interests. Due to their immateriality to the financial position and results of operations of the Company, the historical financial statements were not restated.

  The accompanying notes are an integral part of these consolidated financial statements.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

(1) OPERATIONS

     Aspen Technology, Inc. and subsidiaries (the Company) is a supplier of software and service solutions that companies in the process industries use to design, operate and manage their manufacturing processes. The process industries include manufacturers of chemicals, petrochemicals, petroleum products, pharmaceuticals, pulp and paper, electric power, food and beverages, consumer products, and metals and minerals. The Company offers a comprehensive, integrated suite of process manufacturing optimization solutions that help process manufacturers enhance profitability by improving efficiency, productivity, capacity utilization, safety and environmental compliance throughout the entire manufacturing life-cycle, from research and development to engineering, planning and scheduling, procurement, production and distribution. In addition to its broad range of software solutions, the Company offers system implementation, advanced process control, real-time optimization and other consulting services through its staff of project engineers. The Company has operations and customers worldwide.

     On May 27, 1998, the Company acquired Chesapeake Decision Sciences, Inc. and subsidiaries (CDI), a provider of software and services for the supply chain management market. The Company exchanged 2,961,959 shares of its common stock for all the outstanding shares of CDI common stock. The Company placed 296,196 of these shares into escrow as security for indemnification obligations of CDI relating to representation, warranties and tax matters. This merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements of the Company have been restated to give retroactive effect to the combination of CDI. The Company incurred approximately $4.0 million of expenses related to this acquisition, which were charged to operations in the quarter ending June 30, 1998.

     The following information details the results of operations of the Company and CDI for the periods before the pooling of interests combination was consummated:

                                                           YEARS ENDED JUNE 30,
                                                     --------------------------------
                                                       1996        1997        1998
                                                     --------    --------    --------
Revenue --
  The Company......................................  $103,609    $180,299    $234,461
  CDI..............................................    11,209      13,771      18,094
                                                     --------    --------    --------
  Combined.........................................  $114,818    $194,070    $252,555
                                                     ========    ========    ========
Net income (loss) --
  The Company......................................  $(15,185)   $ 13,155    $ 14,922
  CDI..............................................       798       1,046        (286)
                                                     --------    --------    --------
  Combined.........................................  $(14,387)   $ 14,201    $ 14,636
                                                     ========    ========    ========
Net income (loss) per share --
  Diluted --
     The Company...................................  $  (0.96)   $   0.63    $   0.67
                                                     ========    ========    ========
     CDI...........................................  $   0.51    $   0.60    $  (0.11)
                                                     ========    ========    ========
     Combined......................................  $  (0.83)   $   0.63    $   0.59
                                                     ========    ========    ========
Net income loss per share --
  Basic --
     The Company...................................  $  (0.96)   $   0.67    $   0.72
                                                     ========    ========    ========
     CDI...........................................  $   0.51    $   0.60    $  (0.11)
                                                     ========    ========    ========
     Combined......................................  $  (0.83)   $   0.66    $   0.63
                                                     ========    ========    ========

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

(2) SIGNIFICANT ACCOUNTING POLICIES

  (a) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the results of operations of the Company, CDI and their wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  (b) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months.

  (c) SHORT-TERM INVESTMENTS

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are included in short-term investments and cash and cash equivalents and are required to be recorded at market value in the accompanying consolidated financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders' equity.

     Available-for-sale investments as of June 30, 1997 and 1998 are as follows (in thousands):

                                                       JUNE 30, 1997            JUNE 30, 1998
                                                    --------------------    ---------------------
                                                     TOTAL       TOTAL       TOTAL        TOTAL
                                     CONTRACTED     MARKET     AMORTIZED     MARKET     AMORTIZED
DESCRIPTION                           MATURITY       VALUE       COST        VALUE        COST
-----------                          -----------    -------    ---------    --------    ---------
CASH AND CASH EQUIVALENTS:
Cash and cash equivalents..........  N/A            $ 8,858     $ 8,858     $ 12,883    $ 12,883
Commercial paper...................  0-3 months       4,974       4,974       30,811      30,845
Money market funds.................  0-3 months       4,452       4,452           --          --
Repurchase agreement...............  0-3 months          --          --       35,000      35,000
                                                    -------     -------     --------    --------
       Total cash and cash
          equivalents..............                  18,284      18,284       78,694      78,728
                                                    -------     -------     --------    --------
SHORT TERM INVESTMENTS:
Commercial paper...................  4-11 months      2,150       2,151           --          --
Money market funds.................  N/A                189         189       30,926      30,948
Certificates of deposit............  4-11 months        475         475            9           9
Corporate and foreign bonds........  4-12 months      3,145       3,148        1,757       1,760
Corporate and foreign bonds........  1-5 years       10,663      10,668        2,295       2,292
                                                    -------     -------     --------    --------
       Total short term
          investments..............                  16,622      16,631       34,987      35,009
                                                    -------     -------     --------    --------
                                                    $34,906     $34,915     $113,681    $113,737
                                                    =======     =======     ========    ========

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

  (d) DEPRECIATION AND AMORTIZATION

     The Company provides for depreciation and amortization, computed using the straight-line and declining balance methods, by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

                                                           ESTIMATED
ASSET CLASSIFICATION                                      USEFUL LIFE
--------------------                                     -------------
Building and improvements..............................   7-30 years
Computer equipment.....................................   3-10 years
Purchased software.....................................     3 years
Furniture and fixtures.................................   3-10 years
Leasehold improvements.................................  Life of lease

  (e) LAND

     In connection with the acquisition of Setpoint, Inc. (see Note 3(a)), the Company acquired land that is being held for investment purposes. The land was recorded at its appraised value at the date of acquisition.

  (f) REVENUE RECOGNITION

     The Company recognizes revenue from software licenses upon the shipment of its products, pursuant to a signed noncancellable license agreement. In the case of license renewals, revenue is recognized upon execution of the renewal license agreement. The Company has no other significant vendor obligations or collectibility risk associated with its product sales. The Company recognizes revenue from postcontract customer support ratably over the period of the postcontract arrangement. The Company accounts for insignificant vendor obligations by deferring a portion of the revenue and recognizing it either ratably as the obligations are fulfilled or when the related services are performed. If significant application development services are required as part of a software license, the license fees are recognized as the application development services are performed.

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

     Installments receivable represent the present value of future payments related to the financing of noncancellable term license agreements that provide for payment in installments over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated statements of operations. The interest rates utilized for the years ended June 30, 1996, 1997 and 1998 were 11% to 12%, 8.5% to 11% and 8.5%, respectively.

  (g) COMPUTER SOFTWARE DEVELOPMENT COSTS

     In compliance with SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Amortization of capitalized computer software development costs is provided on a product-by-product basis using the straight-line method over the remaining estimated economic

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
life of the product, not to exceed three years. Total amortization expense charged to operations was approximately $735,000, $1,143,000 and $1,263,000 in fiscal 1996, 1997 and 1998, respectively.

  (H) FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The determination of functional currency is based on the subsidiaries' relative financial and operational independence from the Company. Foreign currency exchange and translation gains or losses for certain wholly owned subsidiaries are credited or charged to the accompanying consolidated statements of operations since the functional currency of the subsidiaries is the U.S. dollar. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to the cumulative translation adjustment account, included in stockholders' equity in the accompanying consolidated balance sheets.

     At June 30, 1997 and 1998, the Company had long-term installments receivable of approximately $8,987,000 and $4,953,000 denominated in foreign currencies. The June 1998 installments receivable mature through January 2004 and have been hedged with specific foreign currency contracts. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

  (I) NET INCOME (LOSS) PER SHARE

     In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for periods ending after December 15, 1997. In February 1998, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 98. This bulletin revises the SEC's guidance for calculating earnings per share with respect to equity security issuances before an initial public offering (IPO) and is effective for fiscal years ending after December 15, 1997. The prior years' earnings per share have been retroactively restated to reflect the adoption of SFAS No. 128 and SAB No. 98.

     Basic earnings per share was determined by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of common equivalent shares and nominal issuances. Common equivalent shares include common stock options and warrants to the extent their effect is dilutive, based on the treasury stock method. Nominal issuances arise when a registrant issues common stock, options or warrants to purchase common stock or other potentially dilutive instruments for nominal consideration, as defined by SAB No. 98, in the periods preceding an IPO. During the period preceding the Company's IPO, the Company did not have any nominal issuances.

     The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands):

                                                      YEAR ENDED JUNE 30,
                                                   --------------------------
                                                    1996      1997      1998
                                                   ------    ------    ------
Basic weighted average common shares
  outstanding....................................  17,432    21,368    23,415
Weighted average common equivalent shares........      --     1,339     1,468
                                                   ------    ------    ------
Diluted weighted average shares outstanding......  17,432    22,707    24,883
                                                   ======    ======    ======

     Diluted weighted average shares outstanding do not include 1,783,000 and 190,000 common equivalent shares at June 30, 1996 and June 30, 1997, respectively, as their effect would be anti-dilutive. In addition, diluted weighted average shares outstanding for June 30, 1998 do not include 1,622,805 of common equivalent shares related to the convertible debt, as their effect would be antidilutive.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

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

  (k) CONCENTRATION OF CREDIT RISK

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, investments, accounts receivable and installments receivable. The Company places its cash and cash equivalents and investments in highly rated institutions. Concentration of credit risk with respect to receivables is limited to certain customers (end users and distributors) to which the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers, hedges specific foreign receivables and routinely sells its receivables to financial institutions with and without recourse. As a result, the Company believes that its accounts and installments receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. As of June 30, 1998, the Company had one customer that represented 10% of total accounts receivable. As of June 30, 1997, no single customer represented greater than 10% of total accounts receivable.

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

  (m) INTANGIBLE ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

     Intangible assets consist of goodwill, existing products, trade names and assembled work force of certain acquired entities. Intangible assets are being amortized on a straight-line basis over estimated useful lives of five to twelve years. Goodwill (net of accumulated amortization) was approximately $4,471,000 at June 30, 1998. Amortization of goodwill was approximately $279,000 and $532,000 for the years ended June 30, 1997 and 1998, respectively.

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company evaluates it long-lived assets, which include property and leasehold improvements and intangible assets for impairment as events and circumstances indicate the carrying amount may not be recoverable and at a minimum each balance sheet date. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset or subsidiary. Management believes that as of each of the balance sheet dates presented none of the Company's long-lived assets were impaired.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

  (n) NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to disclose similar prior period information upon adoption.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 8-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 is effective for fiscal years beginning after December 15, 1999. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

(3) ACQUISITIONS

  (a) DYNAMIC MATRIX CONTROL CORPORATION (DMCC) AND SETPOINT, INC. (SETPOINT)

     During the quarter ended March 31, 1996, the Company acquired 100% of the outstanding shares of common stock of DMCC and Setpoint for purchase prices of $20,139,000 and $27,780,000, respectively, in cash and the assumption of certain expenses related to the acquisitions. DMCC and Setpoint were suppliers of on-line automation and information management software and services to companies in process manufacturing industries.

     These acquisitions were accounted for as purchase transactions, and accordingly, their results of operations from the date of acquisition forward are included in the Company's consolidated statements of operations. The fair market value of assets acquired and liabilities assumed was based on an independent appraisal. The portion of the purchase price allocated to in-process research and development represents projects that had not yet reached technological feasibility and had no alternative future use.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

     The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

                  DESCRIPTION                     DMCC      SETPOINT          LIFE
                  -----------                    -------    --------    -----------------
Purchased in-process research and
  development..................................  $ 9,521    $14,900                    --
Existing technology............................    1,740      3,308               5 years
Other intangibles..............................    1,066      1,709            5-10 years
Building.......................................      627         --              30 years
Goodwill.......................................       --      1,418              10 years
Uncompleted contracts..........................      596        504     Life of contracts
                                                 -------    -------
                                                  13,550     21,839
Net book value of tangible assets acquired,
  less liabilities assumed.....................    8,080      7,984
                                                 -------    -------
                                                  21,630     29,823
Less -- Deferred taxes.........................    1,491      2,043
                                                 -------    -------
                                                 $20,139    $27,780
                                                 =======    =======

     For tax purposes, these acquisitions were accounted for as purchases of stock, and due to the different bases in assets for book and tax purposes, deferred taxes were provided for as part of the purchase price allocation in accordance with SFAS No. 109.

  (b) ACQUISITIONS DURING FISCAL YEAR 1997

     During fiscal year 1997, the Company acquired B-JAC International, Inc. (B-JAC), the Process Control Division of Cambridge Control Limited (the Cambridge Control Division), the PIMS Division of Bechtel Corporation and Basil Joffe Associates, Inc.

     The Company exchanged 104,162 shares of its common stock valued at approximately $3,400,000 for all outstanding shares of B-JAC, a major supplier of detailed heat exchanger modeling software. The acquisition has been accounted for as a pooling of interests and as a result of its immateriality as compared to the Company's financial position and results of operations, the historical financial statements were not restated.

     The Company's acquisitions of the Cambridge Control Division, the PIMS Division and Basil Joffe Associates, Inc. were all accounted for as purchase transactions. Total purchase price for these acquisitions was approximately $12,217,000 plus approximately $3,011,000 in assumed liabilities and acquisition related costs. The Cambridge Control Division specialized in advanced process control solutions, specifically aimed toward process manufacturing controls applications for the refining, petrochemical and pulp and paper industries. The PIMS Division and a related software development organization, Basil Joffe Associates, Inc., developed and sold proprietary PIMS software used by companies in process industries for economic planning and scheduling based on linear programming models.

     The results of operations of these companies from the dates of acquisition forward are included in the Company's consolidated statements of operations. The fair market value of assets acquired and liabilities assumed was based on an independent appraisal. The portion of the purchase price allocated to in-process research and development represents projects that had not yet reached technological feasibility and had no

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
alternative future use. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

                     DESCRIPTION                        AMOUNT        LIFE
                     -----------                        -------    ----------
Purchased in-process research and development.........  $ 8,664            --
Existing technology...................................      600       5 years
Intangible assets.....................................    5,530    5-12 years
                                                        -------
                                                         14,794
Net book value of tangible assets acquired, less
  liabilities assumed.................................   (2,429)
                                                        -------
                                                         12,365
Less -- Deferred taxes................................      148
                                                        -------
                                                        $12,217
                                                        =======

  (c) ACQUISITIONS DURING FISCAL YEAR 1998 (OTHER THAN CDI)

     During fiscal year 1998, the Company acquired 100% of the outstanding shares of NeuralWare, Inc., The SAST Corporation Limited, Cimtech S.A./N.V., Contas Process Control S.r.L., Zyqad Limited, and Treiber Controls, Inc. The Company exchanged 766,443 shares of its common stock and paid approximately $841,000 in cash for all outstanding shares of the acquired companies. These acquisitions were accounted for as poolings of interest and were immaterial to the Company's financial position and results of operations. Accordingly, the historical financial statements of the Company have not been restated.

     Additionally, the Company acquired 100% of the outstanding shares of IISYS, Inc. for an aggregate purchase price of approximately $8,400,000 in cash and the assumption of approximately $1,600,000 in debt. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations from the date of acquisition are included in the Company's consolidated statements of operations. The fair market value of assets acquired and liabilities assumed was based on an independent appraisal. The portion of the purchase price allocated to in-process research and development represents projects that had not yet reached technological feasibility and had no alternative future use. The purchase price was allocated to the fair market value of assets acquired and liabilities as follows (in thousands):

                       DESCRIPTION                         AMOUNT      LIFE
                       -----------                         -------    -------
Purchased in process research and development............  $ 8,472         --
Existing technology......................................    2,178    5 years
Intangible assets........................................      392    5 years
                                                           -------
                                                            11,042
Net book value of tangible assets acquired, less
  liabilities assumed....................................     (321)
                                                           -------
                                                            10,721
Less -- Deferred taxes...................................      800
                                                           -------
                                                           $ 9,921
                                                           =======

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

  (d) UNAUDITED PRO FORMA COMBINED RESULTS

     The following table represents selected unaudited pro forma combined financial information for the Company, DMCC and Setpoint, assuming the companies had combined at the beginning of fiscal 1995 (in thousands, except per share data):

                                                              YEAR
                                                             ENDED
                                                            JUNE 30,
                                                            1996(1)
                                                            --------
Pro forma revenue.........................................  $153,877
Pro forma net income......................................  $  9,397
Pro forma net income per share -- diluted.................  $   0.50
Pro forma weighted average shares
  outstanding -- diluted..................................    18,873

---------------
 (1) Does not reflect the charge for in-process research and development and nonrecurring acquisition charges.

     Pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the acquisitions been made at the beginning of fiscal 1995 or of future results. The pro forma effects of the acquisitions during fiscal year 1997 and 1998, except for CDI (see Note 1), have not been presented, as they are immaterial.

(4) LINE OF CREDIT

     The Company has a revolving line-of-credit agreement with a bank, which provides for borrowings up to $30,000,000, subject to certain limitations. The commitment fee for the unused portion of the revolving line of credit ranges from .25% to .50%, based on the financial position of the Company, as defined, and is payable quarterly. At the Company's election, borrowings bear interest on the basis of the applicable LIBOR, as defined (5.72% as of June 30, 1998), or at the bank's prime rate (8.50% as of June 30, 1998). The line is subject to certain covenants, including profitability and operating ratios, as defined. As of June 30, 1998, no amounts were outstanding under this line and approximately $29,134,000 was available for future borrowings as approximately $866,000 was reserved for certain performance bonds relating to service contracts and outstanding letters of credit. The line of credit expires on December 31, 1998.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

(5) LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at June 30, 1997 and 1998 (in thousands):

                                                            JUNE 30,    JUNE 30,
                                                              1997        1998
                                                            --------    --------
Capital lease obligation due in monthly installments of
  $65,000 plus interest at 8.8% per year through April
  2001....................................................    $ --       $2,060
Credit arrangement of subsidiary with a bank..............      --        1,339
Mortgage payable due in annual installments of
  approximately $101,000 plus interest at 9.25% per
  year....................................................      --        1,251
Non-interest bearing note payable due in annual
  installments of approximately $67,000...................      --          953
Convertible Debenture due in 2000, interest payable at an
  annual rate of 6%. This note is convertible into
  approximately 7,500 shares of the Company's common stock
  at the option of the holder.............................      --          403
Note payable due in annual installments of $125,000 plus
  interest at 9.5% per year...............................     547          423
Other obligations.........................................     203          143
                                                              ----       ------
                                                               750        6,572
Less -- Current maturities................................     288        2,187
                                                              ----       ------
                                                              $462       $4,385
                                                              ====       ======

     Maturities of these long term obligations are as follows (in thousands):

YEARS ENDING JUNE 30,                                         AMOUNT
---------------------                                         ------
1999........................................................  $2,758
2000........................................................   1,196
2001........................................................   1,070
2002........................................................     386
2003........................................................     168
Thereafter..................................................   1,363
                                                              ------
                                                               6,941
Less -- Amount representing interest........................     369
      -- Current maturities.................................   2,187
                                                              ------
                                                              $4,385
                                                              ======

(6) 5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES

     In June 1998, the Company sold $86.3 million of 5 1/4% Convertible subordinated debentures (the Debentures) to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. The Debentures are convertible into shares of the Company's common stock at any time prior to June 15, 2005, unless previously redeemed or repurchased, at a conversion price of $52.97 per share, subject to adjustment in certain events. Interest on the Debentures is payable on June 15 and December 15 of each year, commencing December 15, 1998. The Debentures are redeemable in whole or part at the option of the Company at any

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
time on or after June 15, 2001 at the following redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption:

12 MONTHS
BEGINNING                                                   REDEMPTION
JUNE 15 OF                                                    PRICE
----------                                                  ----------
2001......................................................    103.00%
2002......................................................    102.25%
2003......................................................    101.50%
2004......................................................    100.75%

     In the event of a change of control, as defined, each holder of the Debentures may require the Company to repurchase its Debentures, in whole or in part, for cash or, at the Company's option, for common stock (valued at 95% of the average last reported sale prices for the 5 trading days immediately preceding the repurchase date) at a repurchase price of 100% of the principal amount of the Debentures to be repurchased, plus accrued interest to the repurchase date. The Debentures are unsecured obligations subordinate in right of payment to all existing and future senior debt of the Company, as defined, and effectively subordinate in right of payment to all indebtedness and other liabilities of the Company's subsidiaries. The Company has agreed to file a shelf registration statement in respect of the Debentures and common stock issuable upon conversion thereof.

     In connection with this financing the Company incurred approximately $3.9 million of issuance costs. These costs have been classified as other assets in the accompanying balance sheet as of June 30, 1998 and will be amortized, as interest expense, over the term of the Debentures. Approximately $3.0 million of issuance costs related to fees paid to investment bankers in connection with the sale of these Debentures.

(7) PREFERRED STOCK

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

(8) COMMON STOCK

  (a) Authorized and Outstanding Shares

     On February 14, 1997, the Company effected a two for one stock split through the issuance of a stock dividend. All share and per share amounts affected by this split have been retroactively adjusted for all periods presented.

  (b) Warrants

     During fiscal 1990, the Company issued warrants to purchase 255,000 shares of common stock to the holder of the subordinated notes payable to a related party. In February 1995, warrants to purchase 100,000 shares were exercised and sold as part of the Company's second public offering of stock. The remaining warrants to purchase 155,000 shares of common stock were exercised in December 1995. During 1991, the

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

Company issued an additional warrant to purchase 120,000 shares of common stock to the holder of the subordinated notes payable. These warrants were exercised in June 1996.

     During fiscal 1992, the Company issued warrants to purchase 60,000 shares of common stock to a research consultant at an exercise price of $3.34 per share. In February 1995, warrants to purchase 27,000 shares of common stock were exercised and sold as part of the Company's offering of common stock. In 1996, warrants to purchase 1,150 shares were exercised. In 1997, warrants to purchase 5,700 shares were exercised and warrants to purchase 774 shares were terminated. In 1998, warrants to purchase 3,513 shares were exercised and warrants to purchase 283 shares were terminated. The remaining warrants to purchase 21,580 shares of common stock are exercisable through June 30, 2001.

     During fiscal 1993, the Company issued warrants to purchase 12,000 shares of common stock to two research consultants at an exercise price of $2.67 per share. In 1997, warrants to purchase 2,250 shares were exercised. In 1998, warrants to purchase the remaining 9,750 shares were exercised.

     In connection with the August 1997 acquisition of NeuralWare, Inc. the Company converted warrants and options to purchase NeuralWare common stock into warrants and options to purchase 10,980 and 6,618 shares of the Company's common stock, respectively, of which 13,290 shares are currently exercisable and the remainder vest over three years. The warrants have exercise prices that range between $61.73 and $135.80 per share.

  (c) Stock Options

     In July 1987 and August 1988, the Company entered into stock option agreements covering 120,000 shares of common stock. The exercise price under the option agreement was $0.93 to $1.05 per share and was based on the fair market value of the common stock on the date of grant. In fiscal 1995, options covering 90,000 shares of common stock at $1.05 per share were exercised. During fiscal 1997, options covering the remaining 30,000 shares of common stock at an exercise price of $0.93 were exercised.

     Prior to November 1995, options were granted under the 1988 Nonqualified Stock Option Plan (the 1988 Plan), which provided for the issuance of nonqualified stock options. In November 1995, the Board of Directors approved the establishment of the 1995 Stock Option Plan (the 1995 Plan) and the 1995 Directors Stock Option Plan (the 1995 Directors Plan), which provided for the issuance of incentive stock options and nonqualified options. Under these plans, the Board of Directors may grant stock options to purchase up to an aggregate of 3,827,687 (as adjusted) shares of common stock. Shares available for grant under these plans were increased on July 1, 1996 and 1997 by an amount equal to 5% of the outstanding shares as of the preceding June 30. As a result of the adoption of the 1995 Plan, no additional options may be granted pursuant to the 1988 Plan. In December 1997, the shareholders approved an amendment to the 1995 Plan. The amendment provides for three annual increases in the number of shares for which options may be granted, beginning July 1, 1998 by an amount equal to 5% of the outstanding shares on the preceding June 30. On July 1, 1998 the number of shares available under the 1995 plan were increased by 1,237,712 shares. In December 1996, the shareholders of the Company approved the establishment of the 1996 Special Stock Option Plan (the 1996 Plan). This plan provides for the issuance of incentive stock options and nonqualified options to purchase up to 500,000 shares of common stock. The exercise price of options are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Stock options become exercisable over varying periods and expire no later than 10 years from the date of grant.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

     The following is a summary of stock option activity under the 1988 Plan, the 1995 Plan, the 1995 Directors Plan and the 1996 Plan:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                         NUMBER OF    EXERCISE
                                                          SHARES       PRICE
                                                         ---------    --------
Outstanding, June 30, 1995.............................  1,680,172     $ 3.12
  Options granted......................................  1,772,000      17.08
  Options exercised....................................   (460,114)      1.90
  Options terminated...................................    (51,300)     10.04
                                                         ---------     ------
Outstanding, June 30, 1996.............................  2,940,758      11.65
  Options granted......................................    680,000      31.30
  Options exercised....................................   (484,205)      8.21
  Options terminated...................................   (157,616)     16.61
                                                         ---------     ------
Outstanding, June 30, 1997.............................  2,978,937      16.44
  Options granted......................................  2,092,637      30.00
  Options exercised....................................   (512,321)     14.41
  Options terminated...................................   (108,064)     18.80
                                                         ---------     ------
Outstanding, June 30, 1998.............................  4,451,189     $22.96
                                                         =========     ======

     As of June 30, 1998, there were 52,083, 74,000 and 78,500 shares of common stock available for grant under the 1995 Plan, the 1995 Directors Plan and the 1996 Plan, respectively.

     In connection with the 1995 acquisition of Industrial Systems, Inc. (ISI), the Company assumed the ISI option plan (the ISI Plan). Under the ISI Plan, the Board of Directors of ISI was entitled to grant either incentive or nonqualified stock options for a maximum of 197,548 shares of common stock (as converted to reflect the pooling of interests and conversion to options to purchase Aspen common stock) to eligible employees, as defined.

     Activity under the ISI Plan is as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                          NUMBER OF    EXERCISE
                                                           SHARES       PRICE
                                                          ---------    --------
Outstanding, June 30, 1995..............................    26,080      $ .76
  Exercised.............................................   (13,040)       .25
                                                           -------      -----
Outstanding, June 30, 1996..............................    13,040       1.26
  Exercised.............................................   (13,040)      1.26
                                                           -------      -----
Outstanding, June 30, 1997..............................        --      $  --
                                                           =======      =====

     No future grants are available under the ISI Plan.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

     The following tables summarize information about stock options outstanding and exercisable at June 30, 1998:

                                                             WEIGHTED
                                               OPTIONS        AVERAGE      WEIGHTED
                                             OUTSTANDING     REMAINING     AVERAGE
                                             AT JUNE 30,    CONTRACTUAL    EXERCISE
RANGE OF EXERCISE PRICES                        1998           LIFE         PRICE
------------------------                     -----------    -----------    --------
$ 1.05.....................................     151,398         1.9         $ 1.05
  1.83 --  2.66............................     190,512         3.6           2.66
  3.33 --  4.00............................     218,564         5.9           3.37
  8.06 -- 10.25............................      76,050         6.7          10.00
 13.12 -- 19.12............................   1,116,334         7.5          16.41
 25.00 -- 32.50............................   2,379,831         8.7          29.32
 36.06 -- 40.18............................     318,500         9.1          37.48
                                              ---------                     ------
                                              4,451,189                     $22.96
                                              =========                     ======

                                                           OPTIONS      WEIGHTED
                                                         EXERCISABLE    AVERAGE
                                                         AT JUNE 30,    EXERCISE
RANGE OF EXERCISE PRICES                                    1998         PRICE
------------------------                                 -----------    --------
$ 1.05.................................................     151,398      $ 1.05
  1.83 --  2.66........................................     190,512        2.66
  3.33 --  4.00........................................     212,564        3.35
  8.50 -- 10.25........................................      52,650       10.12
 13.12 -- 19.12........................................     522,439       16.24
 25.00 -- 32.50........................................     637,145       29.54
 36.06 -- 38.38........................................      61,151       37.76
                                                          ---------      ------
Exercisable, June 30, 1998.............................   1,827,859      $17.25
                                                          =========      ======
Exercisable, June 30, 1997.............................   1,160,258      $ 9.47
                                                          =========      ======
Exercisable, June 30, 1996.............................     962,990      $ 4.58
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

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

     Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net income (loss) (in thousands) and net income (loss) per share would have been as follows:

                                                 1996       1997       1998
                                               --------    -------    -------
Net (loss) income (in thousands) --
  As reported................................  $(14,387)   $14,201    $14,636
  Pro forma..................................   (15,623)     9,520      2,179
Net (loss) income per share --
  Diluted --
     As reported.............................  $  (0.83)   $  0.63    $  0.59
     Pro forma...............................     (0.90)      0.42       0.09
  Basic --
     As reported.............................  $  (0.83)   $  0.66    $  0.63
     Pro forma...............................     (0.90)      0.45       0.09

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period: no dividend yield and volatility of 58% for fiscal years 1996 and 1997 and volatility of 75% for fiscal year 1998; risk-free interest rates of 5.54% to 6.83% for options granted during fiscal 1996, 6.42% to 6.76% for options granted during fiscal 1997 and 5.60% to 6.28% for options granted during fiscal 1998; and a weighted average expected option term of 5 years for all periods. The weighted average fair value per share of options granted during 1996, 1997 and 1998 was $12.83, $23.49 and $25.57, respectively.

  (e) EMPLOYEE STOCK PURCHASE PLANS

     In February 1986, the Company's Board of Directors approved the 1986 Employees' Stock Purchase Plan, under which the Board of Directors could grant stock purchase rights for a maximum of 1,140,000 shares through November 1995. In December 1995, the Company's Board of Directors approved the 1995 Employees' Stock Purchase Plan, under which the Board of Directors may grant stock purchase rights for a maximum of 500,000 shares through November 2005. In October 1997, the Company's Board of Directors approved the 1998 Employee Stock Purchase Plan, under which the Board of Directors may grant stock purchase rights for a maximum of 1,000,000 shares through September 30, 2007.

     Participants are granted options to purchase shares of common stock on the last business day of each semiannual payment period for 85% of the market price of the common stock on the first or last business day of such payment period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 10% of each eligible employee's compensation. Under the plans, the Company issued 50,220 shares, 210,085 shares and 115,617 shares during fiscal 1996, 1997 and 1998, respectively. As of June 30, 1998, there were 1,000,000 shares available for future issuance under the 1998 Employee Stock Purchase Plan. In addition on July 1, 1998, the Company issued 73,094 shares under the 1998 Employee Stock Purchase Plan. No shares of common stock were available for future issuance under the 1986 Employee Stock Purchase Plan or the 1995 Employees' Stock Purchase Plan.

  (f) STOCKHOLDER RIGHTS PLAN

     During fiscal 1998, the Board of Directors of the Company adopted a Stockholder Rights Agreement (the Rights Plan) and distributed one Right for each outstanding share of Common Stock. The Rights were issued to holders of record of Common Stock outstanding on March 12, 1998. Each share of Common Stock issued after March 12, 1998 will also include one Right, subject to certain limitations. Each Right when it

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
becomes exercisable will initially entitle the registered holder to purchase from the Company one one-hundredth (1/100th) of a share of Series A Preferred Stock at a price of $175.00 (the Purchase Price).

     The Rights will become exercisable and separately transferable when the Company learns that any person or group has acquired beneficial ownership of 15% or more of the outstanding Common Stock or on such other date as may be designated by the Board of Directors following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding Common Stock that could result in the offeror becoming the beneficial owner of 15% or more of the outstanding Common Stock. In such circumstances, holders of the Rights will be entitled to purchase, for the Purchase Price, a number of hundredths of a share of Series A Preferred Stock equivalent to the number of shares of Common Stock (or, in certain circumstances, other equity securities) having a market value of twice the Purchase Price. Beneficial holders of 15% or more of the outstanding Common Stock, however, would not be entitled to exercise their Rights in such circumstances. As a result, their voting and equity interests in the Company would be substantially diluted if the Rights were to be exercised.

     The Rights expire in March 2008, but may be redeemed earlier by the Company at a price of $.01 per Right, in accordance with the provisions of the Rights Plan.

  (g) EMPLOYEE STOCK OWNERSHIP PLAN

     In January 1987, CDI established an Employee Stock Ownership Plan and Trust (the Plan) which covered substantially all employees who attained the age of 21, completed 1,000 hours of service during the initial plan year in which they had their first hour of service and were not covered by any collective bargaining agreement. CDI made discretionary contributions to the Plan on an annual basis based on 10% of all eligible employees' base salaries. The common stock shares were then allocated based on a formula determined by management. CDI's discretionary contributions for the years ended June 30, 1996, 1997 and 1998 were approximately $250,000, $338,000 and $478,000, respectively. The Plan also provided for the repurchase of common stock upon the employee's termination of employment. In connection with the merger between the Company and CDI, the Plan was frozen as of May 27, 1998 and all outstanding shares were converted into the Company's common stock.

(9) INCOME TAXES

     The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is measured based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates.

     Income (loss) before provision for income taxes consists of the following (in thousands):

                                                    YEARS ENDED JUNE 30,
                                                -----------------------------
                                                 1996       1997       1998
                                                -------    -------    -------
Domestic......................................  $(8,435)   $21,312    $22,068
Foreign.......................................      194      3,058      6,617
                                                -------    -------    -------
          Total...............................  $(8,241)   $24,370    $28,685
                                                =======    =======    =======

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

     The provisions for income taxes shown in the accompanying consolidated statements of operations are composed of the following (in thousands):

                                                     YEARS ENDED JUNE 30,
                                                 ----------------------------
                                                  1996      1997       1998
                                                 ------    -------    -------
Federal --
  Current......................................  $4,933    $ 7,174    $ 8,185
  Deferred.....................................    (264)     1,092      1,893
State --
  Current......................................     966      1,011        746
  Deferred.....................................       6        198        857
Foreign --
  Current......................................     505        692      2,368
                                                 ------    -------    -------
                                                 $6,146    $10,169    $14,049
                                                 ======    =======    =======

     The provision for income taxes differs from the federal statutory rate due to the following:

                                                       YEARS ENDED JUNE 30,
                                                   -----------------------------
                                                   1996(1)    1997(1)    1998(1)
                                                   -------    -------    -------
Federal tax at statutory rate....................   34.5%      34.5%      34.5%
State income tax, net of federal tax benefit.....    5.5        5.6        4.2
Foreign tax......................................    1.2       (0.9)      (1.0)
Tax credits generated............................   (5.0)      (4.1)      (4.7)
Permanent differences, net.......................    2.2        1.3        0.6
Valuation allowance and other....................   (0.4)      (0.5)        --
                                                    ----       ----       ----
Provision for income taxes.......................   38.0%      35.9%      33.6%
                                                    ====       ====       ====

---------------
(1) Calculated based on pretax income, before nondeductible charges for in-process research and development and costs related to acquisitions, of $14,850,000, $26,704,000 and $41,780,000 for 1996, 1997 and 1998,
    respectively.

     The components of the net deferred tax liability recognized in the accompanying consolidated balance sheets are as follows (in thousands):

                                                               JUNE 30,
                                                         --------------------
                                                           1997        1998
                                                         --------    --------
Deferred tax assets....................................  $  6,344    $  6,560
Deferred tax liabilities...............................   (14,908)    (13,175)
                                                         --------    --------
                                                         $ (8,564)   $ (6,615)
                                                         ========    ========

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

     The approximate tax effect of each type of temporary difference and carryforward is as follows (in thousands):

                                                                JUNE 30,
                                                           ------------------
                                                            1997       1998
                                                           -------    -------
Revenue related..........................................  $(8,430)   $(4,492)
Foreign operating losses.................................    1,063         --
Nondeductible reserves and accruals......................    1,118        422
Intangible assets........................................   (2,241)    (2,720)
Other temporary differences..............................      (74)       175
                                                           -------    -------
                                                           $(8,564)   $(6,615)
                                                           =======    =======

(10) OPERATING LEASES

     The Company leases its facilities and various office equipment under noncancellable operating leases with terms in excess of one year. Rent expense charged to operations was approximately $3,418,000, $5,017,000, and $6,383,000 for the years ended June 30, 1996, 1997 and 1998, respectively. Future minimum lease payments under these leases as of June 30, 1998 are as follows (in thousands):

                                                             AMOUNT
                                                             -------
Year Ending June 30,
  1999.....................................................  $ 5,156
  2000.....................................................    4,898
  2001.....................................................    2,671
  2002.....................................................    2,480
  2003.....................................................      675
Thereafter.................................................    1,071
                                                             -------
                                                             $16,951
                                                             =======

(11) SALE OF INSTALLMENTS RECEIVABLE

     The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for $30,210,000 and $51,304,000 during fiscal 1997 and 1998, respectively. The financial institutions have partial recourse to the Company only upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending on whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligation, as defined. The Company records these transactions as sales of financial assets in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as it surrenders control to these receivables upon transfer.

     At June 30, 1998, the balance of the uncollected principal portion of the contracts sold with partial recourse was approximately $87,586,000. The Company's potential recourse obligations related to these contracts is approximately $4,483,000. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

(12) COMMITMENTS

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

(13) RETIREMENT PLAN

     The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the Internal Revenue Code, which would otherwise be payable to the participant for any plan year. The Company may make discretionary contributions to this Plan. No such contribution was made during 1996. During 1997, the plan was modified to provide, among other changes, for the Company to make matching contributions equal to 25% of pretax employee contributions up to a maximum of 6% of an employee's salary. During the fiscal years ended June 30, 1997 and 1998, the Company made matching contributions of approximately $385,000 and $839,000, respectively.

     CDI also maintains a defined contribution 401(k) profit sharing plan covering all full-time employees. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the Internal Revenue Code, which would otherwise be payable to the participant for any plan year. The plan provides for CDI to make matching contributions equal to 50% of pretax employee contributions up to a maximum of 6% of an employee's salary. In addition, CDI may make discretionary contributions to the plan determined annually by management. During fiscal years ended June 30, 1996, June 30, 1997 and 1998, CDI made matching contributions of approximately $252,000, $183,000 and $314,000, respectively. This plan was merged with the Company's plan as of June 1, 1998.

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

     The Company is accounting for these investments using the equity method. The net investments are included in other assets in the accompanying consolidated balance sheets. In the accompanying consolidated statements of operations for the years ended June 30, 1996, 1997 and 1998, the Company has recognized approximately $10,000, $26,000 and $45,000, respectively, as its portion of the income from these joint ventures.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

(15) ACCRUED EXPENSES

     Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

                                                                JUNE 30,
                                                           ------------------
                                                            1997       1998
                                                           -------    -------
Income taxes.............................................  $ 6,711    $14,279
Payroll and payroll-related..............................    3,713      8,366
Royalties and outside commissions........................    2,168      1,985
Other....................................................    5,376      7,776
                                                           -------    -------
                                                           $17,968    $32,406
                                                           =======    =======

(16) RELATED PARTY TRANSACTION

     Smart Finance & Co., a company of which a director of the Company is the President, provides advisory services to the Company from time to time. In fiscal 1997 and 1998, payments of approximately $222,000 and $62,000, respectively, were made by the Company to Smart Finance & Co. as compensation for services rendered.

(17) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

     Domestic and export sales as a percentage of total revenues are as follows:

                                                       YEARS ENDED JUNE 30,
                                                      -----------------------
                                                      1996     1997     1998
                                                      -----    -----    -----
United States.......................................   58.0%    50.0%    54.6%
Europe..............................................   24.4     30.6     28.4
Japan...............................................    9.0      8.7      4.6
Other...............................................    8.6     10.7     12.4
                                                      -----    -----    -----
                                                      100.0%   100.0%   100.0%
                                                      =====    =====    =====

     Revenues, income (loss) from operations and identifiable assets for the Company's North American, European and Asian operations are as follows (in thousands). The Company has intercompany distribution arrangements with its subsidiaries. The basis for these arrangements, disclosed below as transfers between geographic locations, is cost plus a specified percentage for services and a commission rate for sales generated in the geographic region.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                   NORTH AMERICA    EUROPE      ASIA      ELIMINATIONS    CONSOLIDATED
                                   -------------    -------    -------    ------------    ------------
Year ended June 30, 1996 --
  Revenues.......................    $111,304       $ 3,506    $     8     $      --        $114,818
  Transfers between geographic
     locations...................          --        13,771      4,645       (18,416)             --
                                     --------       -------    -------     ---------        --------
          Total revenues.........    $111,304       $17,277    $ 4,653     $ (18,416)       $114,818
                                     ========       =======    =======     =========        ========
Income (loss) from operations....    $(10,363)      $  (102)   $    15     $      --        $(10,450)
                                     ========       =======    =======     =========        ========
Identifiable assets..............    $192,016       $11,391    $   414     $ (45,814)       $158,007
                                     ========       =======    =======     =========        ========
Year ended June 30, 1997 --
  Revenues.......................    $184,193       $ 9,833    $    44     $      --        $194,070
  Transfers between geographic
     locations...................          --        23,588      8,099       (31,687)             --
                                     --------       -------    -------     ---------        --------
          Total revenues.........    $184,193       $33,421    $ 8,143     $ (31,687)       $194,070
                                     ========       =======    =======     =========        ========
Income from operations...........    $ 15,959       $ 2,622    $   594     $      --        $ 19,175
                                     ========       =======    =======     =========        ========
Identifiable assets..............    $232,599       $ 7,493    $ 1,191     $ (53,564)       $187,719
                                     ========       =======    =======     =========        ========
Year ended June 30, 1998 --
  Revenues.......................    $224,541       $27,663    $   351     $      --        $252,555
  Transfers between geographic
     locations...................          --        25,281      8,965       (34,246)             --
                                     --------       -------    -------     ---------        --------
          Total revenues.........    $224,541       $52,944    $ 9,316     $ (34,246)       $252,555
                                     ========       =======    =======     =========        ========
Income (loss) from operations....    $ 17,001       $ 9,624    $(2,881)    $      --        $ 23,744
                                     ========       =======    =======     =========        ========
Identifiable assets..............    $405,606       $22,231    $(1,128)    $(102,380)       $324,329
                                     ========       =======    =======     =========        ========

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Aspen Technology, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Aspen Technology, Inc. and subsidiaries, included in this Form 10-K, and have issued our report thereon dated August 11, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)-2 is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
August 11, 1998

                                                                     SCHEDULE II

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                    BALANCE,      CHARGED TO                               BALANCE,
                                  BEGINNING OF    COSTS AND                                 END OF
DESCRIPTION                          PERIOD        EXPENSES     DEDUCTIONS    OTHER(1)      PERIOD
-----------                       ------------    ----------    ----------    --------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  June 30, 1996.................    $84,000        $200,000     $  (2,315)    $449,000    $  730,685
  June 30, 1997.................    730,685         120,000      (222,850)     211,882       839,717
  June 30, 1998.................    839,717         180,000      (136,000)     598,000     1,481,717

---------------
(1) Relates to amounts acquired in acquisitions.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                              DESCRIPTION
 -------                            -----------
 3.1 (1)    Certificate of Incorporation of the Company.
 3.2 (1)    By-laws of the Company.
 4.1 (2)    Specimen Certificate for Shares of the Company's Common
            Stock, $.10 par value.
 4.2 (1)    Rights Agreement dated as of March 12, 1998 between the
            Company and American Stock Transfer and Trust Company, as
            Rights Agent, including related forms of the following:
            (a) Certificate of Designation of Series A Participating
            Cumulative Preferred Stock of the Company.
            (b) Right Certificate.
 4.3 (3)    Indenture dated as of June 17, 1998 between the Company and
            The Chase Manhattan Bank, as trustee, with respect to up to
            $86,250,000 principal amount of 5 1/4% Convertible
            Subordinated Debentures due June 15, 2005 of the Company.
 4.4 (3)    Form of 5 1/4% Convertible Subordinated Debentures due June
            15, 2005 of the Company (included in Sections 2.2, 2.3 and
            2.4 of the Indenture filed as Exhibit 4.1)
10.1 (4)    System License Agreement between the Company and the
            Massachusetts Institute of Technology, dated March 30, 1982, as amended.
10.2 (4)+   Non-Equilibrium Distillation Model Development and License
            Agreement between the Company and Koch Engineering Company,
            Inc., as amended.
10.3 (4)+   Letter, dated October 19, 1994, from the Company to Koch
            Engineering Company, Inc., pursuant to which the Company
            elected to extend the term of the Company's license under
            the Non-Equilibrium Distillation Model Development and
            License Agreement.
10.4 (4)+   Batch Distillation Computer Program Development and License
            Agreement between Process Simulation Associates, Inc. and
            Koch Engineering Company, Inc.
10.5 (4)+   Agreement between the Company and Imperial College of
            Science, Technology and Medicine regarding Assignment of
            SPEEDUP.
10.6 (5)    Amended and Restated Agreement and Plan of Reorganization,
            dated as of May 12, 1995, by and among the Company,
            Industrial Systems, Inc. and the stockholders of Industrial
            Systems, Inc.
10.7 (6)    Stock Purchase Agreement dated as of December 15, 1995,
            among the Company, Dynamic Matrix Control Corporation and
            Charles R. Cutler, June A. Cutler, Charles R. Johnston and
            Cheryl Lynne Johnston, as shareholders of Dynamic Matrix
            Control Corporation.
10.8 (6)    Share Purchase Agreement dated as of January 5, 1996 among the Company, Amelinc Corporation and Cegelec S.A.
10.9 (7)    Agreement and Plan of Reorganization dated as of April 28,
            1998, among the Company, AT Acquisition Corp., Chesapeake
            Decision Sciences, Inc. and Dr. Thomas E. Baker
10.10(4)    Vendor Program Agreement between the Company and General
            Electric Capital Corporation.
10.11(8)    Rider No. 1, dated December 14, 1994, to Vendor Program
            Agreement between the Company and General Electric Capital
            Corporation filed as Exhibit 10.22.
10.12(4)+   Letter Agreement between the Company and Sanwa Business
            Credit Corporation.
10.13(4)    Equity Joint Venture Contract between the Company and China
            Petrochemical Technology Company.
10.14(4)    Lease Agreement between the Company and Teachers Insurance and Annuity Association of America regarding Ten Canal Park,
            Cambridge, Massachusetts.

                                                  (footnotes appear on page I-3)

 EXHIBIT
   NO.                              DESCRIPTION
 -------                            -----------
10.15(9)    Further Amended and Restated Revolving Credit Agreement
            dated as of February 15, 1996 among the Company, Prosys
            Modeling Investment Corporation, Industrial Systems, Inc.,
            Dynamic Matrix Control Corporation and Setpoint, Inc., as
            the Borrowers, the Lenders Parties thereto, and Fleet Bank of Massachusetts, N.A., as Agent and Lender, together with related forms of the following (each in the form executed by each of such Borrowers):
            (a) Amended and Restated Revolving Credit Note
            (b) Patent Conditional Assignment and Security Agreement
            (c) Trademark Collateral Security Agreement.
            (d) Security Agreement.
10.16*      First Amendment dated as of December 31, 1996 among the
            Company, Prosys Modeling Investment Corporation, Industrial
            Systems, Inc., Dynamic Matrix Control Corporation and
            Setpoint, Inc., as the Borrowers, the Lenders Parties
            thereto, and Fleet Bank of Massachusetts, N.A., as Agent and
            Lender, amending Further Amended and Restated Revolving
            Credit Agreement filed as Exhibit 10.30, together with
            related Collateral Release Agreement made as of December 31,
            1996 among such parties.
10.17(10)   Declaration of Registration Rights made as of April 27, 1998 by the Company for the benefit of former stockholders of
            Chesapeake Decision Sciences, Inc.
10.18(3)    Registration Rights Agreement, dated as of June 17, 1998,
            between the Company and Goldman, Sachs & Co., NationsBanc
            Montgomery Securities LLC and William Blair & Company,
            L.L.C.
10.19(4)    1988 Non-Qualified Stock Option Plan, as amended.
10.20(11)   1995 Stock Option Plan.
10.21(11)   1995 Directors Stock Option Plan.
10.22(12)   1996 Special Stock Option Plan.
10.23(11)   1995 Employees' Stock Purchase Plan.
10.24(4)    Form of Employee Confidentiality and Non-Competition
            Agreement.
10.25(4)    Noncompetition, Confidentiality and Proprietary Rights
            Agreement between the Company and Lawrence B. Evans.
10.26(4)    Noncompetition, Confidentiality and Proprietary Rights
            Agreement between the Company and Joseph F. Boston.
10.27(4)    Noncompetition, Confidentiality and Proprietary Rights
            Agreement between the Company and Paul W. Gallier.
10.28(4)    Noncompetition, Confidentiality and Proprietary Rights
            Agreement between the Company and Herbert I. Britt.
10.29(12)   Change in Control Agreement between the Company and Lawrence
            B. Evans dated August 12, 1997.
10.30(12)   Change in Control Agreement between the Company and Joseph
            F. Boston dated August 12, 1997.
10.31(12)   Change in Control Agreement between the Company and David
            McQuillin dated August 12, 1997.
10.32(12)   Change in Control Agreement between the Company and Mary A.
            Palermo dated August 12, 1997.
10.33(12)   Change in Control Agreement between the Company and Joel B.
            Rosen dated August 12, 1997.
10.34(12)   Change in Control Agreement between the Company and Stephen
            J. Doyle dated August 12, 1997.

                                                  (footnotes appear on page I-3)

 EXHIBIT
   NO.                              DESCRIPTION
 -------                            -----------
21.1 *      Subsidiaries of the Company.
23.1 *      Consent of Arthur Andersen LLP.
24.1 *      Power of Attorney (included in signature page to Form 10-K).
27.1 *      Financial Data Schedules for fiscal year ended June 30,
            1998.

---------------
 *   Filed herewith.

 + Certain portions have been granted Confidential Treatment by the Securities and Exchange Commission at the request of the Company.

(1) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 12, 1998 (filed on March 27, 1998), and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A, as amended by Amendment No. 1 thereto (filed on June 12, 1998), and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 17, 1998 (filed on June 19, 1998), and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-83916) filed on September 13, 1994, and incorporated herein by reference.

(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, and incorporated herein by reference.

(6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 5, 1996, as amended by Amendment Nos. 1, 2, 3 and 4 thereto, and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 27, 1998 (filed June 3, 1998), and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-88734) filed on January 29, 1995, and incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference.

(10) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-63483) filed on September 16, 1998, and incorporated herein by reference.

(11) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-11651) filed on September 9, 1996, and incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, and incorporated herein by reference.