Form 10-Q
period 1998-09-30
ASPEN TECHNOLOGY INC /DE/
filed 1998-11-17
CIK 929940

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 1998.

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

                               Yes   X         No
                                  -------        -------

As of September 30, 1998, there were 24,665,779 shares of the Registrant's common stock (par value $.10 per share) outstanding.

                             ASPEN TECHNOLOGY, INC.

                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX


PART I.    FINANCIAL INFORMATION                                      PAGE

Item 1.    Financial Statements:

           Consolidated Condensed Balance Sheets
           as of September 30, 1998 and June 30, 1998                  3

           Consolidated Condensed Statements of
           Operations for the Three Month Periods
           Ended September 30, 1998 and 1997                           4

           Consolidated Condensed Statements of Cash Flows
           for the Three Month Periods Ended
           September 30, 1998 and 1997                                 5

           Notes to Consolidated Condensed Financial Statements        6 - 10

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                          10 - 15

Item 3.    Quantitative And Qualitative Market Risk Disclosures        15

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                           15 - 16
Item 2.    Changes in Securities and Use of Proceeds                   16
Item 5.    Other Information                                           16
Item 6.    Exhibits and Reports on Form 8-K                            16


                                  ASPEN TECHNOLOGY, INC.
                           CONSOLIDATED CONDENSED BALANCE SHEET
                                      (IN THOUSANDS)
                                        UNAUDITED


                                                                 September 30, 1998       June 30, 1998
                                                                 ------------------       -------------
Current Assets:
      Cash and cash equivalents                                       $  68,667            $  78,694
      Short-term investments                                             38,721               34,987
      Accounts receivable, net                                           53,951               71,803
      Unbilled services                                                  21,399               18,077
      Current portion of long-term installments receivable, net          28,352               23,643
      Prepaid expenses and other current assets                          12,452               10,831
                                                                      ---------            ---------
         Total current assets                                           223,542              238,035

Long-term installments receivable, net                                   37,149               36,203

Property and leasehold  improvements, at cost                            78,991               76,314
Accumulated depreciation                                                (36,652)             (33,578)
                                                                      ---------            ---------
                                                                         42,339               42,736

Computer software development costs, net                                  5,742                5,696
Intangible assets, net                                                   13,390               12,857
Other assets                                                              7,210                7,355
                                                                      ---------            ---------
                                                                      $ 329,372            $ 342,882
                                                                      =========            =========

Current Liabilities:
      Current portion of long-term debt                               $   1,878            $   2,187
      Accounts payable and accrued expenses                              27,441               38,545
      Unearned revenue                                                    8,103                6,008
      Deferred revenue                                                   17,729               17,888
      Deferred income taxes                                                 541                  541
                                                                      ---------            ---------
         Total current liabilities                                       55,692               65,169

Long-term debt, less current maturities                                   4,455                4,385
5 1/4% Convertible subordinated debentures                               86,250               86,250
Deferred revenue, less current portion                                   13,846               15,074
Other liabilities                                                           845                  914
Deferred income taxes                                                     6,074                6,074

Stockholders' Equity:
      Common stock                                                        2,488                2,473
      Additional paid-in capital                                        151,185              148,342
      Retained earnings                                                   8,562               14,922
      Accumulated other comprehensive income (loss)                         477                 (219)
      Treasury stock, at cost                                              (502)                (502)
                                                                      ---------            ---------
         Total Stockholders' Equity                                     162,210              165,016
                                                                      ---------            ---------
                                                                      $ 329,372            $ 342,882
                                                                      =========            =========


                                  ASPEN TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (In thousands, except per share data)
                                        (unaudited)

                                                       Three Months Ended September 30,
                                                       -------------------------------
                                                           1998            1997
                                                       ------------      -------------
Revenues:
        Software licenses                                 $ 16,004        $ 24,388
        Maintenance and other services                      30,705          25,065
                                                          --------        --------
        Total revenues                                      46,709          49,453
                                                          --------        --------
Expenses:
        Cost of software licenses                            1,667           1,672
        Cost of maintenance and other services              19,973          14,712
        Selling and marketing                               19,145          15,186
        Research and development                            11,604          10,163
        General and administrative                           5,475           4,502
        One-time acquisition costs                              --             509
                                                          --------        --------
        Total costs and expenses                            57,864          46,744
                                                          --------        --------

        Income (loss) from operations                      (11,155)          2,709

        Other income (expense), net                            218             (67)
        Interest income, net                                 1,152           1,453
                                                          --------        --------

        Income (loss) before provision for
          income taxes                                      (9,785)          4,095

        Provision (benefit from) for income taxes           (3,425)          1,460
                                                          --------        --------
          Net income (loss)                               $ (6,360)       $  2,635
                                                          ========        ========

        Diluted earnings (loss) per share                 $  (0.26)       $   0.11
                                                          ========        ========
        Weighted average shares outstanding-diluted         24,618          23,619
                                                          ========        ========

        Basic earnings (loss) per share                   $  (0.26)       $   0.12
                                                          ========        ========
        Weighted average shares outstanding-basic           24,618          22,335
                                                          ========        ========



                                                                                 Three Months Ended September 30,
                                                                                 --------------------------------
                                                                                      1998               1997
                                                                                 --------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                                 $ (6,360)       $  2,635

   Adjustments to reconcile net income (loss) to net cash provided by operating activities (net of acquisition-related activity disclosed below):

              Depreciation and amortization                                             4,488           2,926
              Deferred income taxes                                                        --           1,327
              Decrease in accounts receivable                                          17,852             743
              (Increase) in unbilled services                                          (3,294)         (1,023)
              (Increase) in installments receivable                                    (5,655)         (2,142)
              (Increase) in prepaid expenses
                 and other current assets                                              (1,621)         (1,021)
              (Decrease) in accounts payable
                 and accrued expenses                                                 (11,154)         (3,003)
              Increase in unearned revenue                                              2,055             575
              Increase (decrease) in deferred revenue                                  (1,387)             40
                                                                                     --------        --------

   Net cash provided by (used in) operating activities                                 (5,076)          1,057
                                                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and leasehold
     improvements                                                                      (2,666)         (4,448)
   Purchase of investment securities                                                   (3,412)         (1,425)
   (Increase) decrease in other long-term assets                                          145             (99)
   (Increase) in computer software development costs                                     (742)           (901)
   Increase (Decrease) in other long-term liabilities                                     (69)             28
   Cash used in the purchase of business, net of cash acquired                         (1,200)           (591)
                                                                                     --------        --------

   Net cash used in investing activities                                               (7,944)         (7,436)
                                                                                     --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock under employee stock purchase plans                         2,076              --
   Exercise of stock options                                                              782             887
   Proceeds from (payments of) long-term debt and capital lease obligations              (239)            774
                                                                                     --------        --------

   Net cash provided by financing activities                                            2,619           1,661
                                                                                     --------        --------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                  374            (160)
                                                                                     --------        --------

(DECREASE) IN CASH AND CASH EQUIVALENTS                                               (10,027)         (4,878)

CASH AND CASH EQUIVALENTS, beginning of period                                         78,694          18,284
                                                                                     --------        --------

CASH AND CASH EQUIVALENTS, end of period                                             $ 68,667        $ 13,406
                                                                                     ========        ========
   During the three months ended September 30, 1998, the Company acquired a company in a purchase transaction described in Note 4
   This acquisition is summarized as follows-
            Fair value of assets acquired, excluding cash                            $  1,290
            Issuance of common stock related to acquisitions                               --
            Payments in connection with the acquisitions, net of cash acquired         (1,200)
                                                                                     --------
                  Liabilities assumed                                                $     90
                                                                                     ========

   During the three months ended September 30, 1997, the Company acquired certain companies in poolings-of-interests transactions
   These acquisitions are summarized as follows-
            Book value of assets acquired, excluding cash


            Liabilities assumed                                                                      $  5,136
            Book value of equity                                                                       (1,419)
                                                                                                     --------
            Liabilities and stockholders' equity                                                     $  3,717
                                                                                                     ========

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)



1.   BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1998, which are contained in the Company's Form 10-K, as previously filed with the Securities and Exchange Commission.

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

         Service revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount thereof is provided currently. Service revenues from-time-and expense contracts and consulting and training revenue are recognized as the related services are performed.

         Services that have been performed but for which billings have not been made are recorded as unbilled services, and billings that have been recorded before the services have been performed are recorded as unearned revenue in the accompanying consolidated balance sheets.

         Installments receivable represent the present value of future payments related to the financing of noncancelable term license agreements that provide for payment in installments over a one- to five-year period. A portion of the revenue from each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of income. The interest rate in effect for the three months ended September 30, 1997 and September 30, 1998 was 8.5%. At September 30, 1998, the Company had long term installments receivable of approximately $6.6 million denominated in foreign currencies. The September 1998 installments receivable mature through January 2004 and have been hedged with specific foreign currency contracts. There have been no material gains or losses recorded relating to hedge contracts for the periods presented. The Company does not use derivative financial instruments for speculative or trading purposes.


         (b)      Computer Software Development Costs

         In compliance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility and ends upon market introduction. Amortization of capitalized computer software development costs is included in cost of revenues and is provided on a product-by-product basis at the greater of the amount computed using
         (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations in the three month period ended September 30, 1998 was approximately $.7 million as compared to $.2 million for the three month period ended September 30, 1997.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP 98-1 as of July 1, 1998. Adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations

         (c)      Net Income (Loss) Per Share

         The Company adopted SFAS No. 128, "Earnings per Share," during the quarter ending December 31, 1997. In accordance with SFAS No. 128, basic earnings (loss) per share is calculated by dividing net income
         (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the dilution of potentially dilutive securities, primarily stock options, based on the treasury stock method.

         Basic and diluted weighted average shares outstanding as required by SFAS No. 128 are as follows (in thousands):


                                               Three Months Ended September 30,
                                               --------------------------------
                                                 1998                  1997
                                               ---------            ----------
         Basic weighted average
                  shares outstanding             24,618               22,335
         Weighted average common
                  equivalent shares                  --                1,284
                                                 ------               ------

         Diluted weighted average
                  shares outstanding             24,618               23,619
                                                 ------               ------


         As of September 30, 1998, 1,226,692 stock options and warrants were not included in diluted weighted average shares outstanding as the effect would have been anti-dilutive.

         (d)    Investments

         The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders' equity. Investments held as of September 30, 1998 consist $31.6 million in U.S. Corporate Bonds and $7.1 million in U.S. Government Bonds. The Company does not use derivative financial instruments in its investment portfolio.

3.   SALE OF INSTALLMENTS RECEIVABLE

         The Company sold, with limited recourse, certain of its installment contracts to a financial institutions for approximately $1.8 million during the three month period ended September 30, 1998. The financial institutions have partial recourse to the Company only upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligations, as defined.

         At September 30, 1998, the balance of the uncollected principal portion of all contracts sold was $83.6 million. The Company's potential recourse obligation related to these contracts is approximately $4.6 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.


4.   ACQUISITION

     (a)  OPTPEMS Business of Callidus Technologies, Inc.

     On September 14, 1998 the Company paid $1.2 million in cash for certain assets and personnel of Callidus Technologies, Inc., a consulting firm that specializes in the modeling of predictive emissions monitoring. This acquisition has been accounted for as a purchase transaction. The purchase price has been allocated to various assets, primarily goodwill (intangible assets), based on their fair values.

5.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), effective July 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three months ended September 30, 1998 and 1997 are as follows (in thousands):

                                                      Three months ended
                                                         September 30,
                                                    -----------------------
                                                     1998            1997
                                                    -------         -------
Comprehensive income (loss):
     Net income (loss)                              $(6,360)        $ 2,635
     Other comprehensive income (loss):
         Unrealized gain on investments                 322              17
         Foreign currency adjustment                    374            (159)
                                                    -------         -------

            Comprehensive income (loss)             $(5,664)        $ 2,493
                                                    =======         =======

5.   REPRICING OF EMPLOYEE STOCK OPTIONS

     On November 11, 1998 the Company's Board of Directors approved the repricing of certain employee stock options with an exercise price in excess of the fair market value of the Company's common stock. The exercise price for 2.79 million shares of employee stock options was reset to $14.125, the closing market price on November 11, 1998. All such options were adjusted by resetting vesting back one year. Stock options held by executive officers and directors were not eligible for such repricing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

Revenues are derived from software licenses and maintenance and other services. Total revenues for the three months ended September 30, 1998 were $46.7, a decrease of 5.5% from $49.5 million in the comparable period of fiscal 1998. Software license revenue represented 34.3% of total revenue for the three months ended September 30, 1998, as compared to 49.3% in the comparable period of fiscal 1998. Revenues from software licenses for the three months ended September 30, 1998 were $16.0 million, a decrease of 34.4% from $24.4 million in the comparable periods of fiscal 1998. The decline in software license revenues was attributable to a delay in finalizing several large software licenses transactions, mostly due to global economic conditions.

Total revenues from customers outside the United States were $24.1 million or 51.7% of total revenues for the three months ended September 30, 1998, as compared to $21.6 million or 43.7% of total revenues for the comparable period in fiscal 1998. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 1999, the overall mix of revenues from customers outside the United States is expected to be relatively consistent with the prior year.

Revenues from maintenance and other services consist of consulting services, post contract support on software licenses, training and sales of documentation. Revenues from maintenance and other services for the three months ended September 30, 1998 were $30.7 million, an increase of 22.5% from $25.1 million in the comparable period in fiscal 1998. This increase reflects a continued focus during fiscal 1999 on providing high value-added consulting and training services to existing customers.

Neither the Company's joint ventures nor any discounting, or similar activities, have historically had a material effect on the Company's revenues.

Cost of software licenses consist of royalties, amortization of previously capitalized software costs, costs related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. Cost of software licenses for the three months ended September 30, 1998 was $1.7 million, approximately the same as the comparable period of fiscal 1998. Cost of software licenses as a percentage of revenues from software licenses were 10.4% for the three months ended September 30, 1998 as compared to 6.9% for the three months ended September 30, 1997. The increase in this cost as a percentage of software license revenue is due to incremental amortization of computer software development costs and the spreading of the total costs over a smaller revenue base.

Costs of maintenance and other services consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the cost of manuals sold separately. Costs of maintenance and other services for the three months ended September 30, 1998 were $20.0 million, an increase of 35.8% from $14.7 million in the comparable period in fiscal year 1998. Costs of maintenance and other services as a percentage of their revenue was 65.0% in the three months ended September 30, 1998 and 58.7% in the comparable period of fiscal year 1998. This percentage increase reflected investments in personnel and related support which were made to improve the execution of the services projects.

Selling and marketing expenses for the three months ended September 30, 1998 were $19.1 million, an increase of 26.1% from $15.2 million in the comparable period in fiscal year 1998. As a percentage of revenues, selling and marketing expenses were 41.0% for the three months ended September 30, 1998, as compared to 30.7% for the comparable period in fiscal 1998. The Company has continued to invest in sales personnel and regional sales offices to improve the Company's geographic proximity to its customers, to maximize the penetration of existing accounts and to add new customers. The increase in the percentage of selling and marketing expenses, on a comparative period basis, is also ascribed to the decline in total revenues identified above.

Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct the Company's product development efforts. Capitalized research and development costs are amortized over three years. Research and development expenses during the three months ended September 30, 1998 were $11.6 million, an increase of 14.2% from $10.2 million in the comparable periods of fiscal 1998. As a percentage of revenues, research and development costs were 24.8% for the three months ended September 30, 1998, as compared to 20.6% for the same period in fiscal 1998. The increase in costs of 14.2% reflects continued investment in the development of the Company's core modeling products and a common software architecture encompassing the Company's expanded family of software products. The Company capitalized 6.0% of its total research and development costs during the three months ended September 30, 1998 as compared to 8.1% in the comparable period of fiscal year 1998.

General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of certain intangibles. General and administrative expenses for the three months ended September 30, 1998 were $5.5 million, an increase of 21.6% from $4.5 million in the comparable period of fiscal 1998. The increase reflects the growth in the scale and scope of the Company's operations.

Interest income is generated from the license of software pursuant to installment contracts for off-line modeling software and the investment of excess cash in short-term and long-term investments. Under these installment contracts, the Company offers customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. A substantial majority of the off-line modeling customers elect to license these products through installment contracts. The Company believes this election is made principally because the customers prefer to pay for the Company's off-line modeling products out of their operating budgets, rather than out of their capital budgets. Included in the annual payments is an implicit interest charge based upon the interest rate established by the Company at the time of the license. The Company sells a portion of the installment contracts to unrelated financial institutions. The interest earned by the Company on the installment contract portfolio in any period is the result of the implicit interest established by the Company on installment contracts and the size of the contract portfolio. Interest income was $2.5 million for the three months ended September 30, 1998 as compared to $1.4 million for the comparable periods in fiscal 1998. The increase reflects the interest income generated from excess cash from the Company's 5 1/4% convertible debentures, which was not issued and outstanding in the comparable three month period ended September 30, 1997.

Interest expense is generated from interest charged on the Company's 5 1/4% convertible debentures, bank line of credit, notes payable and capital lease obligations. Interest expense for the three months ended September 30, 1998 was $1.4 million as compared to $0.07 million in the comparable period of fiscal 1998. The increase is primarily related to the interest expense on the Company's 5 1/4% convertible debentures, which did not exist in the period ended September 30, 1997.

The effective tax rate remained approximately the same for the three months ended September 30, 1998, 35.0% of pretax income, versus 35.7% for the comparable period of fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 1998, the Company's cash and cash equivalents balance decreased by $10.0 million. Operations used $5.0 million of cash during this period, primarily related to the net loss for the current fiscal quarter.

In recent years, the Company has had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation ("GECC") and Sanwa Business Credit Corporation ("SBCC"). During the three months ended September 30, 1998, installment contracts increased to $65.5 million, net of $1.8 million of installment contracts sold to GECC and SBCC. The Company's arrangements with the two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At September 30, 1998, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $83.6 million, for which the Company has a partial recourse obligation of approximately $4.6 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

The Company maintains a $30.0 million bank line of credit, expiring December 31, 1998, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank's prime rate (8.25% at September 30, 1998) plus a specified margin or, at the Company's option, a rate equal to a defined LIBOR (5.31% at September 30, 1998) plus a specified margin. The line of credit agreement requires the Company to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net income before taxes and of the ratio of current assets to current liabilities. The Company is in the process of renewing this line of credit. At September 30, 1998, there were no outstanding borrowings under the line of credit.

In June 1998, the Company sold $86.3 million of 5 1/4% Convertible subordinated debentures (the Debentures). The Debentures are convertible into shares of the Company's common stock at any time prior to June 15, 2005, unless previously redeemed or repurchased, at a conversion price of $52.97 per share, subject to adjustment in certain events. Interest on the Debentures is payable on June 15 and December 15 of each year, commencing December 15, 1998. The Debentures are redeemable in whole or part at the option of the Company at any time on or after June 15, 2001 at various redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption.

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

YEAR 2000 COMPLIANCE

INTRODUCTION

Management has initiated a Company-wide program to prepare the Company's computer systems and applications as well as the Company's product offerings for the year 2000. The Company has formed a Year 2000 Steering Committee comprised of representatives from the different divisions of the Company, including product development staff and internal systems staff. The Steering Committee is responsible for defining Year 2000 compliance standards for the entire Company, identifying Year 2000 requirements for each area of the Company's business and internal requirements, assessing current compliance and compliance efforts, and generally providing direction and management of the Company's

Year 2000 efforts. The Company's Year 2000 efforts are focused on the compliance of its product and service offerings to customers and on internal business-critical items. Hardware, software, systems, technologies and applications are considered "business-critical" if a failure would either have a material adverse impact on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers.

STATE OF READINESS

The Company has tested and determined that over 90% of its standard products are compliant and has established a website which lists the status of the substantial majority of products. The Company is also working on the work processes of its service groups to incorporate Y2K compliance tests or procedures in carrying out service projects and is in the process of determining the readiness of its internal systems which are business-critical.

INTERNAL SYSTEMS

The Company has reviewed certain internal systems and future system plans to assess Year 2000 compliance. The Company expects that its internal system development plans will address the Year 2000 issue and will correct any existing non-compliant systems without the need to accelerate the overall information systems implementation plans. If there are unidentified dependencies on internal systems to operate the business, or if any required modifications are not completed on a timely basis or are more costly to implement than currently anticipated, the Company's business, financial condition or results of operations could be materially adversely affected.

TESTING

The Company has developed a testing and compliance program to ascertain whether and to what extent the Company may need to update its software products to become year 2000 compliant. The results of this testing program are available on the Company's public website.

The Company is also developing a plan to test any internal systems which have not been certified as Year 2000 compliant or which have been determined to be business-critical as described above. The experience of the Company in developing its internal product testing program will be used in the development of any testing program for internal systems.

COSTS TO ADDRESS YEAR 2000 COMPLIANCE

The Company expects to incur internal staff costs as well as consulting and other expenses related to system enhancements for the year 2000. The Company believes the total costs to be incurred for all year 2000 related projects will not have a material impact on the future results from operations; however, the Company is assessing such costs on an on-going basis in order to adjust spending plans as necessary.

CONTINGENCY PLANNING AND RISKS

The Company has risks both that its products and services fail to be compliant with certain Y2K functionality and that its business operations would be interrupted or affected by the failure of other products or services to be Y2K compliant.

The external risks are difficult to determine due to the general uncertainty inherent from the Company's dependence upon the Y2K compliance of third party software operating systems and applications with which the Company's software operates, and third-party suppliers, vendors and customers with whom the Company does business. The Company is unable to determine at this time its most reasonably likely worst case scenario. While costs related to the lack of Y2K compliance of third parties, business interruptions, litigation and other liabilities related to Y2K issues could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Y2K compliance efforts to reduce significantly the Company's level of uncertainty about the impact of Y2K issues affecting both its products and services and internal systems.

Item 3.   Quantitative And Qualitative Market Risk Disclosures

Information relating to quantitative and qualitative disclosure about market risk is set forth under the caption "Notes to Consolidated Condensed Financial Statements," (2. (a) and (d)).

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to lawsuits in the normal course of its business. The Company believes that it has meritorious defenses in all lawsuits in which the Company or its subsidiaries is a defendant. The Company notes that (i) securities litigation in particular, can be expensive and disruptive to normal business operations and (ii) the results of complex legal proceedings can be very difficult to predict.

On October 5, 1998, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts against the Company and certain of its officers and directors, on behalf of purchasers of the Company's common stock between April 28, 1998 and October 2, 1998 (the "Van Ormer Complaint"). The lawsuit seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the defendants issued a series of materially false and misleading statements concerning the Company's financial condition, its operations and integration of several acquisitions. On October 26 a second purported class action lawsuit was filed in the United States District Court for the District of Massachusetts against the Company and certain of its officers and directors, on behalf of purchasers of the Company's common stock between April 28, 1998 and October 2, 1998 which was verbatim identical to the Van Ormer Complaint except only for the plaintiff's name. The Company believes it has meritorious legal defenses to the lawsuits and intends to defend vigorously against these actions. The Company is currently unable, however, to determine whether resolution of these matters will have a material adverse impact on the Company's financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.


Item 2.  Changes in Securities and use of Proceeds

           None

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits
           10.35 Change in Control Agreement between the Company and Lisa W. Zappala dated November 3, 1998.

           (b) Reports on Form 8-K
           Current Reports on Form 8-K dated July 28, 1998, October 6, 1998, and October 7, 1998 and Current Report on Form 8-KA dated
           September 17, 1998.

           (c) Other Exhibits: Financial Data Schedule

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ASPEN TECHNOLOGY, INC.



Date: November 13, 1998               By: /s/ Lisa W. Zappala
                                          --------------------------------------
                                          Lisa W. Zappala
                                          Senior Vice President
                                          Chief Financial Officer