Form 10-Q/A
period 1998-09-30
ASPEN TECHNOLOGY INC /DE/
filed 1998-11-20
CIK 929940

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A


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

           (a) Exhibits
           10.35 Change in Control Agreement between the Company and Lisa W. Zappala dated November 3, 1998. (Previously filed.)

           (b) Reports on Form 8-K
           Current Reports on Form 8-K dated July 28, 1998, October 6, 1998, and October 7, 1998 and Current Report on Form 8-KA dated
           September 17, 1998. (Previously filed.)

           (c) Other Exhibits: Restated Financial Data Schedule

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ASPEN TECHNOLOGY, INC.



Date: November 19, 1998               By: /s/ Lisa W. Zappala
                                          --------------------------------------
                                          Lisa W. Zappala
                                          Senior Vice President
                                          Chief Financial Officer