Form 10-Q
period 1998-12-31
ASPEN TECHNOLOGY INC /DE/
filed 1999-02-16
CIK 929940

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarter ended December 31, 1998.

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

                           Yes [X]           No [ ]

As of December 31, 1998, there were 24,732,422 shares of the Registrant's common stock (par value $.10 per share) outstanding.

                             ASPEN TECHNOLOGY, INC.

                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX

                                                                        Page(s)
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

                Consolidated Condensed Balance Sheets
                as of December 31, 1998 and June 30, 1998                     3

                Consolidated Condensed Statements of
                Operations for the Three and Six Month
                Periods Ended December 31, 1998 and 1997                      4

                Consolidated Condensed Statements of Cash Flows
                for the Six Month Periods Ended
                December 31, 1998 and 1997                                    5

                Notes to Consolidated Condensed Financial Statements      6 - 9

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                           10 - 14

Item 3.    Quantitative and Qualitative Market Risk Disclosures         15 - 16


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                            16 - 17
Item 2.    Changes in Securities and Use of Proceeds                         17
Item 5.    Other Information                                                 17
Item 6.    Exhibits and Reports on Form 8-K                                  17

                             ASPEN TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Unaudited and in thousands)


                                                                    December 31,     June 30,
                                                                       1998            1998
                                                                   -------------    ----------
Current Assets:
      Cash and cash equivalents                                      $  52,625       $  78,694
      Short-term investments                                            54,471          34,987
      Accounts receivable, net                                          65,473          71,803
      Unbilled services                                                 18,526          18,077
      Current portion of long-term installments receivable, net         24,292          23,643
      Prepaid expenses and other current assets                         14,097          10,831
                                                                     ---------       ---------
         Total current assets                                          229,484         238,035

Long-term installments receivable, net                                  35,902          36,203

Property and leasehold  improvements, at cost                           81,468          76,314
Accumulated depreciation                                               (39,610)        (33,578)
                                                                     ---------       ---------
                                                                        41,858          42,736

Computer software development costs, net                                 5,851           5,696
Intangible assets, net                                                  12,545          12,857
Other assets                                                             7,060           7,355
                                                                     ---------       ---------
                                                                     $ 332,700       $ 342,882
                                                                     =========       =========

Current Liabilities:
      Current portion of long-term debt                              $   1,270       $   2,187
      Accounts payable and accrued expenses                             31,891          38,545
      Unearned revenue                                                   7,595           6,008
      Deferred revenue                                                  19,312          17,888
      Deferred income taxes                                                541             541
                                                                     ---------       ---------
         Total current liabilities                                      60,609          65,169

Long-term debt, less current maturities                                  3,947           4,385
5 1/4% Convertible subordinated debentures                              86,250          86,250
Deferred revenue, less current portion                                  13,100          15,074
Other liabilities                                                          718             914
Deferred income taxes                                                    6,076           6,074

Stockholders' Equity:
      Common stock                                                       2,495           2,473
      Additional paid-in capital                                       151,655         148,342
      Retained earnings                                                  8,599          14,922
      Accumulated other comprehensive income (loss)                       (247)           (219)
      Treasury stock, at cost                                             (502)           (502)
                                                                     ---------       ---------
         Total Stockholders' Equity                                    162,000         165,016
                                                                     ---------       ---------
                                                                     $ 332,700       $ 342,882
                                                                     =========       =========

                                       3

                             ASPEN TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (Unaudited and in thousands, except per share data)


                                                         Three Months Ended             Six Months Ended
                                                            December 31,                   December 31,
                                                       -----------------------       -------------------------
                                                         1998           1997           1998            1997
                                                       --------       --------       ---------       ---------
Software licenses                                      $ 28,673       $ 32,465       $  44,677       $  56,853
Maintenance and other services                           32,982         27,738          63,687          52,803
                                                       --------       --------       ---------       ---------
Total revenues                                           61,655         60,203         108,364         109,656
                                                       --------       --------       ---------       ---------

Cost of software licenses                                 1,943          1,752           3,610           3,424
Cost of maintenance and other services                   21,040         16,356          41,013          31,068
Selling and marketing                                    21,609         17,621          40,754          32,807
Research and development                                 11,937         10,358          23,541          20,521
General and administrative                                5,625          4,839          11,100           9,341
One-time acquisition costs                                   --             --              --             509
                                                       --------       --------       ---------       ---------
Total costs and expenses                                 62,154         50,926         120,018          97,670
                                                       --------       --------       ---------       ---------

Income (loss) from operations                              (499)         9,277         (11,654)         11,986

Other income (expense), net                                  28            (91)            246            (158)
Interest income, net                                      1,212          1,347           2,364           2,800
                                                       --------       --------       ---------       ---------

Income (loss) before provision for (benefit from)
  income taxes                                              741         10,533          (9,044)         14,628

Provision for (benefit from) income taxes                   260          3,791          (3,165)          5,251
                                                       --------       --------       ---------       ---------
  Net income (loss)                                    $    481       $  6,742       $  (5,879)      $   9,377
                                                       ========       ========       =========       =========

Diluted earnings (loss) per share                      $   0.02       $   0.28       $   (0.24)      $    0.39
                                                       ========       ========       =========       =========
Weighted average shares outstanding-diluted              25,191         24,380          24,708          23,994
                                                       ========       ========       =========       =========

Basic earnings (loss) per share                        $   0.02       $   0.29       $   (0.24)      $    0.41
                                                       ========       ========       =========       =========
Weighted average shares outstanding-basic                24,707         23,115          24,708          22,726
                                                       ========       ========       =========       =========

                             ASPEN TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                                        Six Months Ended December 31,
                                                                                        -----------------------------
                                                                                             1998            1997
                                                                                           --------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      NET INCOME (LOSS)                                                                    $ (5,879)      $  9,377

      Adjustments to reconcile net income (loss) to net cash provided by operating activities (net of acquisition-related activity disclosed below):

                   Depreciation and amortization                                              8,905          5,939
                   Deferred income taxes                                                          2          2,260
                   Decrease (increase) in accounts receivable                                 6,330        (10,356)
                   (Increase)decrease in unbilled services                                     (421)         1,543
                   (Increase) in installments receivable                                       (348)        (3,809)
                   (Increase) in prepaid expenses
                     and other current assets                                                (3,266)          (883)
                   (Decrease) in accounts payable
                     and accrued expenses                                                    (6,704)        (3,717)
                   Increase in unearned revenue                                               1,547            862
                   (Decrease) increase in deferred revenue                                     (551)         3,245
                                                                                           --------       --------

      Net cash provided by (used in) operating activities                                      (385)         4,461
                                                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and leasehold
        improvements                                                                         (5,143)        (8,517)
      (Purchase) sale of investment securities                                              (19,464)         1,164
      (Increase) decrease in other long-term assets                                             295           (299)
      (Increase) in computer software development costs                                      (1,482)        (1,905)
      Increase (Decrease) in other long-term liabilities                                       (196)             5
      Cash used in the purchase of business, net of cash acquired                            (1,200)          (591)
                                                                                           --------       --------

      Net cash used in investing activities                                                 (27,190)       (10,143)
                                                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock under employee stock purchase plans                            2,076          1,830
      Issuance of common stock under employee stock ownership plan                               --            478
      Exercise of stock options                                                                 832          1,698
      Payments of long-term debt and capital lease obligations                               (1,355)          (798)
                                                                                           --------       --------

      Net cash provided by financing activities                                               1,553          3,208
                                                                                           --------       --------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                        (47)           (22)
                                                                                           --------       --------

(DECREASE) IN CASH AND CASH EQUIVALENTS                                                     (26,069)        (2,496)

CASH AND CASH EQUIVALENTS, beginning of period                                               78,694         18,284
                                                                                           --------       --------

CASH AND CASH EQUIVALENTS, end of period                                                   $ 52,625       $ 15,788
                                                                                           ========       ========

      During the six months ended December 31, 1998, the Company acquired a company in a purchase transaction described in Note 4
      This acquisition is summarized as follows-

                   Fair value of assets acquired, excluding cash                           $  1,290       $     --
                   Payments in connection with the acquisitions, net of cash acquired        (1,200)            --
                                                                                           --------       --------

                               Liabilities assumed                                         $     90       $     --
                                                                                           ========       ========

      During the six months ended December 31, 1997, the Company acquired certain companies in poolings-of-interests transactions
      These acquisitions are summarized as follows-

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
                                                                                                          ========

                                       5

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 1998
(unaudited)



1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1998, which are contained in the Company's Form 10-K, as previously filed with the Securities and Exchange Commission.

2.   ACCOUNTING POLICIES

         (a)      Revenue Recognition

         The Company recognizes revenue from software licenses upon the shipment of its products, pursuant to a signed non-cancelable license agreement. In the case of license renewals, revenue is recognized upon execution of the renewal license agreement. The Company has no significant vendor obligations or collectability risk associated with its product sales. The Company recognizes revenue from post-contract customer support ratably over the period of the post-contract arrangement. The Company accounts for insignificant vendor obligations by deferring a portion of the revenue and recognizing it either ratably, as the obligations are fulfilled, or when the related services are performed. If significant application development services are performed in connection with the purchase of a license, the license fees are recognized as the application development services are performed.

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

         Services that have been performed but for which billings have not been made, are recorded as unbilled services. Service billings that have been recorded before the services have been performed are recorded as unearned revenue in the accompanying consolidated balance sheets.

         Installments receivable represent the present value of future payments related to the financing of non-cancelable term license agreements that provide for payment in installments over a one to five year period. A portion of the revenue from each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of income over the installment period. The interest rate in effect for the three and six months ended December 31, 1997 and 1998 was 8.5%. At December 31, 1998, the Company had long-term installments receivable of approximately $6.8 million denominated in foreign currencies. These foreign installments receivable will mature through March 2004 and have been hedged with specific foreign currency contracts. There have been no material gains or losses recorded relating to hedge contracts for the periods presented. The Company does not use derivative financial instruments for speculative or trading purposes.

         (b)      Computer Software Development Costs

         In compliance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility and ends upon market introduction. Amortization of capitalized computer software development costs is included in cost of revenues and is provided on a product-by-product basis at the greater of the amount computed using
         (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations in the three and six month period ended December 31, 1998 was approximately $0.6 and $1.3 million, respectively, as compared to the three and six month period ended December 31, 1997, which was $0.3 and $0.4 million, respectively.

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

         (c)      Net Income (Loss) Per Share

         The Company adopted SFAS No. 128, "Earnings per Share", during the quarter ending December 31, 1997. In accordance with SFAS No. 128, basic earnings (loss) per share is calculated by dividing net income
         (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the dilution of potentially dilutive securities, primarily stock options, based on the treasury stock method.

         Basic and diluted weighted average shares outstanding as required by SFAS No. 128 are as follows (in thousands):


                                            Three Months Ended       Six Month Ended
                                               December 31,             December 31,
                                            ------------------      ------------------
                                            1998         1997        1998        1997
                                            ------      ------      ------      ------
          Weighted average
          shares outstanding - basic        24,707      23,115      24,708      22,726

          Weighted average common
          equivalent shares                    484       1,265        --         1,268
                                            ------      ------      ------      ------
          Diluted weighted average
          shares outstanding - diluted      25,191      24,380      24,708      23,994
                                            ======      ======      ======      ======

         There were 855,693 stock options and warrants not included in diluted weighted average shares outstanding for the six month period ended December 31, 1998, as the effect would have been anti-dilutive.

         (d)      Investments

         The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of comprehensive income. Short-term investments held as of December 31, 1998 consist of $47.5 million in U.S. Corporate Bonds $7.0 million in U.S. Government Bonds.

         The Company does not use derivative financial instruments in its investment portfolio.

3.   SALE OF INSTALLMENTS RECEIVABLE

The Company sold, with limited recourse, some of its installment contracts to financial institutions for approximately $13.7 and $15.5 million during the three and six month periods ended December 31, 1998, respectively. The financial institutions have partial recourse to the Company only upon non-payment by the customer under certain installments receivables. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligations, as defined.

At December 31, 1998, the balance of the uncollected principal portion of all contracts sold was $91.4 million. The Company's potential recourse obligation related to these contracts is approximately $4.5 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

4.    ACQUISITIONS

         (a) OPTPEMS Business of Callidus Technologies, Inc.

         On September 14, 1998 the Company paid $1.2 million in cash for certain assets and personnel of Callidus Technologies, Inc., a consulting firm that specializes in the modeling of predictive emissions monitoring. This acquisition has been accounted for as a purchase transaction. The purchase price has been allocated to various assets, primarily intangible assets, based on their fair values.

5.    COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective July 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments and unrealized gains and losses on investments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three months ended December 31, 1998 and 1997 are as follows (in thousands):



                                              Three months ended                 Six months ended
                                                  December 31,                     December 31,
                                              -------------------             ---------------------
                                               1998        1997                1998         1997
                                              -----       -------             -------       -------
Comprehensive income (loss):
   Net income (loss)                          $ 481       $ 6,742             ($5,879)      $ 9,377
   Unrealized gain (loss) on investments       (302)          (84)                 20           (68)
   Foreign currency adjustment                 (422)          137                 (48)          (23)
                                              -----       -------             -------       -------
     Comprehensive income (loss):             ($243)      $ 6,795             ($5,907)      $ 9,286


6.    REPRICING OF EMPLOYEE STOCK OPTIONS

On November 11, 1998 the Company's Board of Directors approved the repricing of certain employee stock options with an exercise price in excess of the fair market value of the Company's common stock. The exercise price for 2.62 million shares of employee stock options was reset to $14.125, the closing market price on November 11, 1998. All such options were adjusted by resetting vesting back one year. Stock options held by executive officers and directors were not eligible for such repricing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Comparison of Three and Six Months Ending
December 31, 1998 and 1997

TOTAL REVENUES
Revenues are derived from software licenses and maintenance and other services. Total revenues for the three months ended December 31, 1998 were $61.7 million, an increase of $1.5 million, or 2.4%, from $60.2 million in the comparable period of fiscal 1998. Total revenues for the six months ended December 31, 1998 were $108.4 million, a decrease of $1.3 million, or 1.2%, from $109.7 million in the comparable period of fiscal 1998.

Total revenues from customers outside the United States were $32.6 and $56.7 million, or 52.8% and 52.3%, of total revenues for the three and six months ended December 31, 1998, respectively. The non-U.S. revenues for the comparable periods in fiscal 1998 were $28.5 and $50.1 million, or 47.3% and 45.7%, of total revenues. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 1999, the overall mix of revenues from customers outside the United States is expected to be relatively consistent with the prior year.

SOFTWARE LICENSES
Revenues from software licenses for the three months ended December 31, 1998 were $28.7 million, a decrease of $3.8 million, or 11.7%, from $32.5 million in fiscal 1998. Software license revenue represented 46.5% of total revenue for the three months ended December 31, 1998, as compared to 53.9% in fiscal 1998. Revenues from software licenses for the six months ended December 31, 1998 were $44.7 million, a decrease of $12.2 million, or 21.4%, from $56.9 million in the comparable period of fiscal 1998. Software license revenue represented 41.2% of total revenue for the six months ended December 31, 1998, as compared to 51.8% in fiscal 1998. The decline in software license revenues was mainly attributable to global economic conditions.

MAINTENANCE AND OTHER SERVICES
Revenues from maintenance and other services consist of consulting services, post contract support on software licenses, training and sales of documentation. Revenues from maintenance and other services for the three months ended December 31, 1998 were $33.0 million, an increase of $5.3 million, or 18.9%, from $27.7 million in the comparable period in fiscal 1998. Revenues from maintenance and other services for the six months ended December 31, 1998 were $63.7 million, an increase of $10.9 million, or 20.6%, from $52.8 million in the comparable period in fiscal 1998. The increases in both periods reflect a continued focus during fiscal 1999 on providing high value-added consulting and training services to existing customers.

COST OF SOFTWARE LICENSES
Cost of software licenses consist of royalties, amortization of previously capitalized software costs, costs related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. These costs, for the three and six months periods ended December 31, 1998 were $1.9 and $3.6 million, or 3.2% and 3.3%, respectively, of total revenues. This compares to $1.8 and $3.4 million, or 2.9% and 3.1%, respectively, of total revenues in the comparable period of fiscal 1998. Cost of software licenses as a percentage of revenues from software licenses were 6.8% and 8.1%
for the three and months periods ended December 31, 1998. This is compared to 5.4% and 6.0% for the three and six months periods ended December 31, 1997, respectively. The increase in these costs as a percentage of software license revenue in fiscal 1999 compared to fiscal 1998 is due to incremental amortization of computer software development costs and the spreading of this cost over a smaller revenue base.

COSTS OF MAINTENANCE AND OTHER SERVICES
Costs of maintenance and other services consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the cost of manuals sold separately. These costs for the three and six months ended December 31, 1998 were $21.0 and $41.0 million, or 34.1% and 37.8%, of total revenues, respectively. During the comparable period in fiscal year 1998, these costs were $16.4 and $31.1 million, or 27.2% and 28.3%, of total revenues, respectively. Costs of maintenance and other services as a percentage of their revenue were 63.8% and 64.4% in the three and six months ended December 31, 1998. The same percentages in the comparable periods of fiscal year 1998 were 59.0% and 58.8%, respectively. These percentage increases reflect investments in personnel and related support, which were made to improve the execution of the services projects.

SELLING AND MARKETING EXPENSES
Selling and marketing expenses for the three and six months periods ended December 31, 1998 were $21.6 and $40.8 million, an increase of 22.6% and 24.2%, respectively, from $17.6 and $32.8 million in the comparable periods in fiscal year 1998. As a percentage of revenues, selling and marketing expenses were 35.0% and 37.6%, for the three and six months periods ended December 31, 1998, respectively. These same percentages were 29.3% and 29.9% for the comparable period in fiscal 1998. The Company has continued to invest in sales personnel and regional sales offices to improve the Company's geographic proximity to its customers, to maximize the penetration of existing accounts and to add new customers. The increase in the percentage of selling and marketing expenses, on a comparative period basis, is also related to the decline in software licenses revenues identified above.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct the Company's product development efforts. Capitalized software development costs are amortized over three years and expensed as costs of license. Research and development expenses during the three and six months periods ended December 31, 1998 were $11.9 and $23.5 million, respectively, an increase of $1.5 and $3.0 million, or 15.2% and 14.7%, respectively, from $10.4 and $20.5 million in the comparable periods of fiscal 1998. As a percentage of revenues, research and development costs were 19.4% and 21.7% for the three and six months periods ended December 31, 1998, respectively. The percentages for the same period in fiscal 1998 were 17.2% and 18.7%, respectively. The increase in costs, and as a percentage of revenue, reflects continued investment in the development of the Company's core modeling products and a common software architecture encompassing the Company's expanded family of software products. The Company capitalized 5.9% and 6.0% of its total research and development costs during the three and six months periods ended December 31, 1998, respectively. In the comparable periods of fiscal year 1998, the Company capitalized 8.8% and 8.5%.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of certain intangibles. General and administrative expenses for the three and six months periods ended December 31, 1998 were $5.6 and $11.1 million, an increase of $0.8 and $1.8 million, or 16.2% and 18.8%, respectively, from the comparable period of fiscal 1998. The increase reflects the growth in the scale and scope of the Company's operations, particularly the investments made in improving its information systems.

INTEREST INCOME
Interest income is generated from the license of software pursuant to installment contracts and the investment of excess cash in short-term and long-term investments. Under these installment contracts, the Company offers customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. A substantial majority of the off-line modeling customers elect to license these products through installment contracts. The Company believes this election is made principally because the customers prefer to pay for the Company's off-line modeling products out of their operating budgets, rather than out of their capital budgets. Included in the annual payments is an implicit interest charge based upon the interest rate established by the Company at the time of the license. The Company sells a portion of the installment contracts to unrelated financial institutions. The interest earned by the Company on the installment contract portfolio in any period is the result of the implicit interest established by the Company on installment contracts and the size of the contract portfolio. Interest income was $2.5 and $5.1 million for the three and six months ended December 31, 1998 as compared to $1.4 and $2.9 million for the corresponding periods in fiscal 1998. The increase reflects the interest income generated from excess cash from the Company's 5 1/4% convertible debentures, which was not issued and outstanding in the comparable three and six months periods ended December 30, 1997.

INTEREST EXPENSE
Interest expense is generated from interest charged on the Company's 5 1/4% convertible debentures, bank line of credit, notes payable and capital lease obligations. Interest expense for the three and six months ended December 31, 1998 was $1.3 and $2.7 million compared to $0.1 and $0.1 million in the same periods of fiscal 1998. The increase is primarily related to the interest expense on the Company's 5 1/4% convertible debentures, which did not exist in the comparable periods ended December 31, 1997.

TAX RATE
The effective tax rate for the three and six months periods ended December 31, 1998 was approximately 35% of pretax income (loss). The tax rate for the comparable periods of fiscal year 1998 was slightly higher and was approximately 36%.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 1998, the Company's cash and cash equivalents balance decreased by $26.1 million, most of which was invested in short-term securities. Operations used $0.4 million of cash during this period, primarily related to the net loss from the first quarter.

In recent years, the Company has had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation ("GECC") and Sanwa Business Credit Corporation ("SBCC"). During the six months ended December 31, 1998, installment contracts increased slightly to $60.2 million, net of $15.5 million of installment contracts sold to GECC and SBCC. The Company's arrangements with the two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At December 31, 1998, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $91.4 million, for which the

Company has a partial recourse obligation of approximately $4.5 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

The Company maintains a $30.0 million bank line of credit, expiring December 31, 2000, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank's prime rate (7.75% at December 31, 1998) plus a specified margin or, at the Company's option, a rate equal to a defined LIBOR (5.06% at December 31, 1998) plus a specified margin. The line of credit agreement requires the Company to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net income before taxes and of the ratio of current assets to current liabilities. At December 31, 1998, there were no outstanding borrowings under the line of credit.

In June 1998, the Company sold $86.3 million of 5 1/4% Convertible subordinated debentures (the Debentures). The Debentures are convertible into shares of the Company's common stock at any time prior to June 15, 2005, unless previously redeemed or repurchased, at a conversion price of $52.97 per share, subject to adjustment in certain events. Interest on the Debentures is payable on June 15 and December 15 of each year. The Debentures are redeemable in whole or part at the option of the Company at any time on or after June 15, 2001 at various redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption.

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

STATE OF READINESS
The Company has tested and determined that over 90% of its standard products are compliant and has established a web-site, which lists the status of the substantial majority of products. The Company is also working on the work processes of its service groups to incorporate Y2K compliance tests or procedures in carrying out service projects and is in the process of determining the readiness of its internal systems which are business-critical.

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

TESTING
The Company has developed a testing and compliance program to ascertain whether and to what extent the Company may need to update its software products to become year 2000 compliant. The results of this testing program are available on the Company's public web-site.

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

Item 3.   Quantitative and Qualitative Market Risk Disclosures

Information relating to quantitative and qualitative disclosure about market risk is set forth under the captions "Notes to Consolidated Condensed Financial Statements," 2. (a) and (d), and below under the captions "Investment Portfolio" and "Foreign Exchange Hedging".

INVESTMENT PORTFOLIO
The Company does not use derivative financial instruments in its investment portfolio. The company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issuer and the types of instruments approved for investment. The Company does not expect any material loss with respect to its investment portfolio. The following table provides information about the Company's investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars
(in 000s, except interest rates)

                                      Fair Value at                                                         FY2003
                                        12/31/98       FY1999        FY2000       FY2001     FY2002      & Thereafter
                                      -------------    -------       ------       ------    -------      ------------
Cash Equivalents                         $37,218       $37,218
Weighted Average Interest Rate              5.14%         5.14%           -            -          -              -

Investments                              $54,536        $3,496      $27,025      $10,235     $9,765         $4,015
Weighted Average Interest Rate              6.19%         5.99%        6.08%        6.22%      6.53%          6.26%

Total Portfolio                          $91,754       $40,714      $27,025      $10,235     $9,765         $4,015
Weighted Average Interest Rate              5.77%         5.21%        6.08%        6.22%      6.53%          6.26%

IMPACT OF FOREIGN CURRENCY RATE CHANGES
During the first six months of fiscal 1999, most currencies in Europe and Asia/Pacific fluctuated but ended the period relatively strengthened against the U.S. dollar. However, the translation of the parent Company's intercompany receivables and foreign entities assets and liabilities did not have a material impact on the consolidated results of the Company. Foreign exchange forward contracts are only purchased to hedge certain customer accounts receivable amounts denominated in a foreign currency.

FOREIGN EXCHANGE HEDGING
The company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on customer accounts receivables amounts denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The Company does not use derivative financial instruments for speculative or trading purposes. The Company had $6.8 million of foreign exchange forward contracts denominated in British, French, Japanese, Swiss, German, Belgium and Netherlands currencies which represented underlying customer accounts receivable transactions at the end of the second quarter of fiscal 1999. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and loss related to these instruments for the second quarter and the first six months of fiscal 1999 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The following table provides information about the Company's foreign exchange forward contracts at the end of the second quarter of fiscal 1999. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at the end of the second quarter of fiscal 1999.

Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Accounts Receivable:


                                  Average       Forward Amount
                                 Contract       in U.S. Dollars      Contract Origination            Contract Maturity
Currency                           Rate         (in thousands)               Date                          Date
-----------------------          --------       ---------------    ------------------------       -------------------------

Belgian Franc                      32.88                     95    Various: Feb 98 - Jul 98        Various: Jan 99 - Jan 00

British Pound Sterling              1.57                  1,536    Various: Jun 97 - Oct 98        Various: Jan 99 - Aug 00

French Franc                        5.33                    184    Various: Jan 98 - Jul 98        Various: Jan 99 - Dec 01

German Deutsche Mark                1.59                  1,337    Various: Apr 97 - Dec 98        Various: Jan 99 - Jan 01

Japanese Yen                       117.1                  3,534    Various: Jan 97 - Dec 98        Various: Jan 99 - Jul 01

Netherlands Guilder                 1.79                     35    Various: Apr 97 - Jan 98        Various: Jan 99 - Apr 99

Swiss Franc                         1.41                     64    Various: Mar 98                 Various: Feb 99 - Feb 01
                                                ---------------
Total                                                     6,785
                                                ===============



PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

The Company is a party to lawsuits in the normal course of its business. The Company believes that it has meritorious defenses in all lawsuits in which the Company or its subsidiaries is a defendant. The Company notes that (i) securities litigation, in particular, can be expensive and disruptive to normal business operations and (ii) the results of complex legal proceedings can be very difficult to predict.

On October 5, 1998, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts against the Company and certain of its officers and directors, on behalf of purchasers of the Company's common stock between April 28, 1998 and October 2, 1998 (the "Van Ormer Complaint"). The lawsuit seeks an unspecified amount of damages and claims violations of Sections10 (b) and 20(a) of the Securities Exchange Act of 1934, alleging that the defendants issued a series of materially false and misleading statements concerning the Company's financial condition, its operations and integration of several acquisitions. On October 26 a second purported class action lawsuit was filed in the United States District Court for the District of Massachusetts against the Company and certain of its officers and directors, on behalf of purchasers of the Company's common stock between April 28, 1998 and October 2, 1998 which was verbatim identical to the Van Ormer Complaint except only for the plaintiff's name (the "Clancey Complaint"). On November 20, 1998 a third purported class action lawsuit was filed in the same court against the same defendants which was verbatim identical to the Van Ormer and Clancey Complaints except only for the plaintiff's name, the expansion of the class action period from January 27, 1998 to October 2, 1998, and the addition of references to statements made between January 27, 1998 and April 28, 1998 (the "Marucci Complaint"). On January 27, 1999, in response to a motion to dismiss filed by the Company, the plaintiffs consolidated the three complaints and filed a Consolidated Amended Class Action Complaint. The Company believes it has meritorious legal defenses to the lawsuits and intends to defend vigorously against these actions. The Company is currently unable, however, to determine whether resolution of these matters will have a material adverse impact on the Company's financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

Item 2.  Changes in Securities and use of Proceeds
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.36 Employment Agreement between Chesapeake Decision Sciences, Inc., a wholly-owned subsidiary of the Company, and Thomas E. Baker dated January 20, 1999.

         (b)      Reports on Form 8-K
                  None.

         (c)      Other Exhibits: Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ASPEN TECHNOLOGY, INC.


Date: February 16, 1999 by:              /s/ Lisa W. Zappala
                                         ------------------------------------
                                         Lisa W. Zappala
                                         Senior Vice President
                                         Chief Financial Officer