Form 10-Q
period 1999-03-31
ASPEN TECHNOLOGY INC /DE/
filed 1999-05-13
CIK 929940

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended March 31, 1999.

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

                                Yes [ X ] No [   ]
                                     ---      ---

As of March 31, 1999, there were 24,940,072 shares of the Registrant's common stock (par value $.10 per share) outstanding.

                             ASPEN TECHNOLOGY, INC.

                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX

                                                                         Page(s)
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

             Consolidated Condensed Balance Sheets
             as of March 31, 1999 and June 30, 1998                            3

             Consolidated Condensed Statements of
             Operations for the Three and Nine Month
             Periods Ended March 31, 1999 and 1998                             4

             Consolidated Condensed Statements of Cash Flows
             for the Nine Month Periods Ended
             March 31, 1999 and 1998                                           5

             Notes to Consolidated Condensed Financial Statements            6-9

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                 9-15

Item 3.  Quantitative and Qualitative Market Risk Disclosures              15-16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 2.  Changes in Securities and Use of Proceeds                            17

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                  17-18

                             Aspen Technology, Inc.
                      Consolidated Condensed Balance Sheets
                          (Unaudited and in thousands)



                                                                 MARCH 31, 1999   JUNE 30, 1998
                                                                 --------------   -------------
Current Assets:
   Cash and cash equivalents                                       $  37,812        $  78,694
   Short-term investments                                             62,088           34,987
   Accounts receivable, net                                           62,334           71,803
   Unbilled services                                                  19,767           18,077
   Current portion of long-term installments receivable, net          29,268           23,643
   Prepaid expenses and other current assets                          12,294           10,831
                                                                   ---------        ---------
      Total current assets                                           223,563          238,035

Long-term installments receivable, net                                33,078           36,203

Property and leasehold  improvements, at cost                         84,414           76,314
Accumulated depreciation                                             (42,566)         (33,578)
                                                                   ---------        ---------
                                                                      41,848           42,736

Computer software development costs, net                               5,952            5,696
Intangible assets, net                                                11,703           12,857
Other assets                                                           6,602            7,355
                                                                   ---------        ---------
                                                                   $ 322,746        $ 342,882
                                                                   =========        =========

Current Liabilities:
   Current portion of long-term debt                               $     842        $   2,187
   Accounts payable and accrued expenses                              26,123           38,545
   Unearned revenue                                                    7,316            6,008
   Deferred revenue                                                   20,501           17,888
   Deferred income taxes                                                 541              541
                                                                   ---------        ---------
      Total current liabilities                                       55,323           65,169

Long-term debt, less current maturities                                4,126            4,385
5 1/4% Convertible subordinated debentures                            86,250           86,250
Deferred revenue, less current portion                                12,825           15,074
Other liabilities                                                        539              914
Deferred income taxes                                                  6,076            6,074

Stockholders' Equity:
   Common stock                                                        2,516            2,473
   Additional paid-in capital                                        154,120          148,342
   Retained earnings                                                   2,742           14,922
   Accumulated other comprehensive income (loss)                      (1,269)            (219)
   Treasury stock, at cost                                              (502)            (502)
                                                                   ---------        ---------

      Total stockholders' equity                                     157,607          165,016
                                                                   ---------        ---------
                                                                   $ 322,746        $ 342,882
                                                                   =========        =========


                             Aspen Technology, Inc.
                 Consolidated Condensed Statements of Operations
               (Unaudited and in thousands, except per share data)




                                                    Three Months Ended March 31,       Nine Months Ended March 31,
                                                     -------------------------------------------------------------
                                                       1999             1998             1999              1998
                                                     --------         --------         ---------         ---------

Software licenses                                    $ 22,191         $ 38,691         $  66,868         $  95,544
Maintenance and other services                         32,001           29,697            95,688            82,500
                                                     --------         --------         ---------         ---------
Total revenues                                         54,192           68,388           162,556           178,044
                                                     --------         --------         ---------         ---------

Cost of software licenses                               2,149            1,540             5,759             4,964
Cost of maintenance and other services                 21,204           17,274            62,217            48,342
Selling and marketing                                  22,207           19,876            62,961            52,683
Research and development                               12,297           10,998            35,838            31,519
General and administrative                              6,235            5,309            17,335            14,650
One-time acquisition costs                                 --            8,947                --             9,456
                                                     --------         --------         ---------         ---------
Total costs and expenses                               64,092           63,944           184,110           161,614
                                                     --------         --------         ---------         ---------

Income (loss) from operations                          (9,900)           4,444           (21,554)           16,430

Other income (expense), net                              (115)            (162)              131              (320)
Interest income, net                                    1,005            1,358             3,369             4,158
                                                     --------         --------         ---------         ---------

Income (loss) before provision for (benefit from)
  income taxes                                         (9,010)           5,640           (18,054)           20,268

Provision for (benefit from) income taxes              (3,153)           5,073            (6,318)           10,324
                                                     --------         --------         ---------         ---------
  Net income (loss)                                  $ (5,857)        $    567         $ (11,736)        $   9,944
                                                     ========         ========         =========         =========


Diluted earnings (loss) per share                    $  (0.23)        $   0.02         $   (0.47)        $    0.41
                                                     ========         ========         =========         =========
Weighted average shares outstanding-diluted            24,925           25,324            24,954            24,432
                                                     ========         ========         =========         =========


Basic earnings (loss) per share                      $  (0.23)        $   0.02         $   (0.47)        $    0.43
                                                     ========         ========         =========         =========
Weighted average shares outstanding-basic              24,925           23,857            24,954            23,101
                                                     ========         ========         =========         =========



                             Aspen Technology, Inc.
                 Consolidated Condensed Statements of Cash Flows
                          (Unaudited and in thousands)



                                                                                       Nine Months Ended March 31
                                                                                      ----------------------------
                                                                                         1999              1998
                                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                                  $  (11,736)       $    9,944

   Adjustments to reconcile net income (loss) to net cash provided by operating activities (net of acquisition-related activity disclosed below):

          Depreciation and amortization                                                   13,329             9,844
          Charge for in-process research and development                                      --             8,472
          Foreign exchange gain (loss)                                                      (310)               --
          Deferred income taxes                                                                2             6,834
          Decrease (increase) in accounts receivable                                       9,275           (10,802)
          Increase in unbilled services                                                   (1,658)           (5,682)
          Increase in installments receivable                                             (2,500)             (609)
          (Increase) decrease in prepaid expenses and other current assets                (1,557)              111
          Decrease in accounts payable and accrued expenses                              (12,407)           (3,249)
          Increase in unearned revenue                                                     1,268               527
          Increase in deferred revenue                                                       404             4,785
                                                                                      ----------        ----------
   Net cash provided by (used in) operating activities                                    (5,890)           20,175
                                                                                      ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and leasehold improvements                                        (8,535)          (13,570)
   (Purchase) sale of investment securities                                              (27,244)            7,437
   (Increase) decrease in other long-term assets                                             737              (445)
   Increase in computer software development costs                                        (2,207)           (2,923)
   Decrease in other long-term liabilities                                                  (374)             (201)
   Cash overdraft acquired in immaterial poolings                                             --              (778)
   Cash used in the purchase of business, net of cash acquired                            (1,200)           (9,911)
                                                                                      ----------        ----------

   Net cash used in investing activities                                                 (38,823)          (20,391)
                                                                                      ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock under employee stock purchase plans                            4,474             3,878
   Issuance of common stock under employee stock ownership plan                               --               478
   Exercise of stock options and warrants                                                    940             3,864
   Repurchase of common stock                                                                 --                (2)
   Payments of long-term debt and capital lease obligations                               (1,313)             (907)
                                                                                      ----------        ----------
   Net cash provided by financing activities                                               4,101             7,311
                                                                                      ----------        ----------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                    (270)              167
                                                                                      ----------        ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (40,882)            7,262

CASH AND CASH EQUIVALENTS, beginning of period                                            78,694            18,284
                                                                                      ----------        ----------
CASH AND CASH EQUIVALENTS, end of period                                              $   37,812        $   25,546
                                                                                      ==========        ==========
   During the nine months ended March 31, 1999 and 1998, the Company acquired certain companies in purchase transactions.
   These acquisitions are summarized as follows-

          Fair value of assets acquired, excluding cash                               $    1,290        $   11,316
          Payments in connection with the acquisitions, net of cash acquired              (1,200)           (9,911)
                                                                                      ----------        ----------
               Liabilities assumed                                                    $       90        $    1,405
                                                                                      ==========        ==========

   During the nine months ended March 31, 1998, the Company acquired certain companies in poolings-of-interest transactions.
   These acquisitions are summarized as follows-

          Liabilities assumed                                                                           $    9,783
          Book value of equity                                                                              (3,911)
                                                                                                        ----------
          Book value of assets acquired                                                                 $    5,872
                                                                                                        ==========




ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 1999
(unaudited)


1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1998, which are contained in the Company's Form 10-K, as previously filed with the Securities and Exchange Commission.

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

         Services that have been performed, but for which billings have not been made, are recorded as unbilled services. Service billings that have been recorded before the services have been performed are recorded as unearned revenue in the accompanying consolidated condensed balance sheets.

         Installments receivable represent the present value of future payments related to the financing of non-cancelable term license agreements that provide for payment in installments over a one to five year period. A portion of the revenue from each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations over the installment period. The interest rate in effect for the three and nine months ended March 31, 1998 and 1999 was 8.5%. At March 31, 1999, the Company had long-term installment receivables of approximately $6.1 million denominated in foreign currencies. These foreign installments receivable will mature through June 2003 and have been hedged with specific foreign currency contracts. There have been no material gains or losses recorded relating to hedge contracts for the periods presented. The Company does not use derivative financial instruments for speculative or trading purposes.

         (b)      Computer Software Development Costs

         In compliance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility and ends upon market introduction. Amortization of capitalized computer software development costs is included in cost of revenues and is provided on a product-by-product basis at the greater of the amount computed using
         (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations in the three and nine month periods ended March 31, 1999 was approximately $0.6 and $1.9 million, respectively, as compared to the three and nine month periods ended March 31, 1998, which was $0.3 and $0.7 million, respectively.

         (c)      Net Income (Loss) Per Share

         In accordance with SFAS No. 128, basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the dilution of potentially dilutive securities, primarily stock options, based on the treasury stock method.

         Basic and diluted weighted average shares outstanding as required by SFAS No. 128 are as follows (in thousands):



                                   THREE MONTHS ENDED         NINE MONTH ENDED
                                        MARCH 31,                 MARCH 31,
                                    1999         1998         1999         1998
                                   -------------------       -------------------
Weighted average
shares outstanding - basic         24,925       23,857       24,954       23,101

Weighted average common
equivalent shares                      --        1,467           --        1,331
                                   ------       ------       ------       ------

Diluted weighted average
shares outstanding - diluted       24,925       25,324       24,954       24,432
                                   ======       ======       ======       ======

         There were 530,411 and 1,139,103 stock options and warrants not included in diluted weighted average shares outstanding for the three and nine month periods ended March 31, 1999, respectively, as the effect would have been anti-dilutive.

         (d)      Investments

         The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of comprehensive income. Short-term investments held as of March 31, 1999 consist of $55.0 million in U.S. Corporate Bonds and $7.0 million in U.S. government bonds.

         The Company does not use derivative financial instruments in its investment portfolio.

3.   SALE OF INSTALLMENTS RECEIVABLE

The Company sold, with limited recourse, some of its installment contracts to financial institutions for approximately $6.0 and $21.5 million during the three and nine month periods ended March 31, 1999, respectively. The financial institutions have partial recourse to the Company only upon non-payment by the customer under certain installment receivables. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligations, as defined.

At March 31, 1999, the balance of the uncollected principal portion of all contracts sold was $86.5 million. The Company's potential recourse obligation related to these contracts is approximately $3.7 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

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

5.   COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective July 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments and unrealized gains and losses on investments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and nine months ended March 31, 1999 and 1998 are as follows (in thousands):



                                         THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                                         ----------------------------   ---------------------------
                                              1999         1998            1999            1998
                                              ----         ----            ----            ----
Net income (loss)                           $(5,857)       $567         $(11,736)       $  9,944

Unrealized gain (loss) on investments          (105)         55              (85)            (13)

Foreign currency adjustment                    (917)        183             (965)            161
                                            --------       ----         ---------       --------
  Comprehensive income (loss)               $(6,879)       $805         $(12,786)       $ 10,092





Effective January 1, 1999 the local currency of several foreign subsidiaries was changed from the U.S. dollar to the respective foreign currency. This change was made in order to comply with the regulations of SFAS No. 52, Foreign Currency Translation, and reflects the current status of the Company's operations in those foreign countries.

6.   REPRICING OF EMPLOYEE STOCK OPTIONS

On November 11, 1998 the Company's Board of Directors approved the repricing of certain employee stock options with exercise prices in excess of the fair market value of the Company's common stock. The exercise price for the 2.62 million shares of employee stock options that were repriced was reset to $14.125, the closing market price on November 11, 1998. In connection with the repricing the vesting of options was reduced by one year. Stock options held by executive officers and directors were not eligible for such repricing.

RESTRUCTURING CHARGE

Subsequent to March 31, 1999 Company management has begun certain actions to restructure its business. In connection with this restructuring, the Company is reducing its staff by approximately 200 employees, about twelve percent of the global workforce, as well as consolidating facilities, streamlining operations and rationalizing certain non-core products and activities acquired in recent years. As a result of these measures, the Company expects to report a $17-19 million restructuring charge in the fourth quarter ending June 30, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Comparison of Three and Nine Months Ending
                       March 31, 1999 and 1998

OVERVIEW
The Company's operating results for the third quarter of fiscal 1999 were adversely affected by a lower than expected level of license revenues. The shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in our core vertical markets of refining, chemicals and petrochemicals. These lower revenues caused the Company's reporting of lower than planned net income for the fiscal quarter and nine months ended March 31, 1999.

Subsequent to March 31, 1999 Company management has begun certain actions to restructure its business. In connection with this restructuring, the Company is reducing its staff by approximately 200 employees, about twelve percent of the global workforce, as well as consolidating facilities, streamlining operations and rationalizing certain non-core products and activities acquired in recent years. As a result of these measures, the Company expects to report a $17-19 million restructuring charge in the fourth quarter ending June 30, 1999.

TOTAL REVENUES
Revenues are derived from software licenses and maintenance and other services. Total revenues for the three months ended March 31, 1999 were $54.2 million, a decrease of $14.2 million, or 20.8%, from $68.4 million in the comparable period of fiscal 1998. Total revenues for the nine months ended March 31, 1999 were $162.6 million, a decrease of $15.5 million, or 8.7%, from $178.0 million in the comparable period of fiscal 1998. This decrease is primarily as a result of lower license revenues, discussed above.

Total revenues from customers outside the United States were $30.0 and $86.7 million, or 55.4% and 53.3%, of total revenues for the three and nine months ended March 31, 1999, respectively. The non-U.S. revenues for the comparable periods in fiscal 1998 were $30.2 and $80.3 million, or 44.1% and 45.1%, of total revenues. The geographical mix of license revenues can vary from quarter to quarter; during fiscal 1999, the overall level of revenues from customers outside the United States is expected to be relatively consistent with the prior year. The largest decrease in license revenues came from within certain of our core vertical markets in the United States.

SOFTWARE LICENSES
Revenues from software licenses for the three months ended March 31, 1999 were $22.2 million, a decrease of $16.5 million, or 42.6%, from $38.7 million in fiscal 1998. Software license revenue represented 40.9% of total revenue for the three months ended March 31, 1999, as compared to 56.6% in fiscal 1998. Revenues from software licenses for the nine months ended March 31, 1999 were $66.9 million, a decrease of $28.6 million, or 29.9%, from $95.5 million in the comparable period of fiscal 1998. Software license revenue represented 41.1% of total revenue for the nine months ended March 31, 1999, as compared to 53.7% in fiscal 1998. The decline in software license revenues was mainly attributable to global economic conditions in certain of our core vertical markets, as discussed above.

MAINTENANCE AND OTHER SERVICES
Revenues from maintenance and other services consist of consulting services, post contract support on software licenses, training and sales of documentation. Revenues from maintenance and other services for the three months ended March 31, 1999 were $32.0 million, an increase of $2.3 million, or 7.7%, from $29.7 million in the comparable period in fiscal 1998. Revenues from maintenance and other services for the nine months ended March 31, 1999 were $95.7 million, an increase of $13.2 million, or 16.0%, from $82.5 million in the comparable period in fiscal 1998. The increases in both periods reflect a continued focus during fiscal 1999 on providing high value-added consulting and training services to existing customers.

COST OF SOFTWARE LICENSES
Cost of software licenses consist of royalties, amortization of previously capitalized software costs, costs related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. These costs, for the three and nine months periods ended March 31, 1999 were $2.1 and $5.8 million, or 4.0% and 3.5%, respectively, of total revenues. This compares to $1.5 and $5.0 million, or 2.3% and 2.8%, respectively, of total revenues in the comparable period of fiscal 1998. Cost of software licenses as a percentage of revenues from software licenses were 9.7% and 8.6% for the three and nine months periods ended March 31, 1999. This is compared to 4.0% and 5.2% for the three and nine months periods ended March 31, 1998, respectively. The increase in these costs as a percentage of software license revenue in fiscal 1999 compared to fiscal 1998 is due primarily to incremental amortization of computer software development costs and the spreading of this cost over a smaller revenue base.

COSTS OF MAINTENANCE AND OTHER SERVICES
Costs of maintenance and other services consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the cost of manuals sold separately. These costs for the three and nine months ended March 31, 1999 were $21.2 and $62.2 million, or 39.1% and 38.3%, of total revenues, respectively. During the comparable period in fiscal year 1998, these costs were $17.3 and $48.3 million, or 25.3% and 27.2%, of total revenues, respectively. Costs of maintenance and other services as a percentage of their revenue were 66.3% and 65.0% in the three and nine months ended March 31, 1999. The same percentages in the comparable periods of fiscal year 1998 were 58.2% and 58.6%, respectively. These percentage increases reflect investments in personnel and related support, which were made to improve the execution of the services projects. Additionally, the expenses are spread over a slightly lower revenue base due to a decrease in the utilization of project engineers as a result of certain of our customers pushing back the timing of the execution of some projects.

SELLING AND MARKETING EXPENSES
Selling and marketing expenses for the three and nine months periods ended March 31, 1999 were $22.2 and $63.0 million, an increase of 11.7% and 19.5%, respectively, from $19.9 and $52.7 million in the comparable periods in fiscal year 1998. As a percentage of revenues, selling and marketing expenses were 41.0% and 38.7%, for the three and nine months periods ended March 31, 1999, respectively. These same percentages were 29.1% and 29.6% for the comparable period in fiscal 1998. The increase in the percentage of selling and marketing expenses, on a comparative period basis, is primarily related to the decline in software licenses revenues identified above. Additionally, the Company has continued to invest in sales personnel and regional sales offices to improve the Company's geographic proximity to its customers, to maximize the penetration of existing accounts and to add new customers. The Company is reevaluating all resources involved in the sales process as component of the previously discussed announced fourth quarter fiscal 1999 restructuring.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct the Company's product development efforts. Capitalized software development costs are amortized over three years and expensed as costs of license. Research and development expenses during the three and nine months periods ended March 31, 1999 were $12.3 and $35.8 million, respectively, an increase of $1.3 and $4.3 million, or 11.8% and 13.7%, respectively, from $11.0 and $31.5 million in the comparable periods of fiscal 1998. As a percentage of revenues, research and development costs were 22.7% and 22.0% for the three and nine months periods ended March 31, 1999, respectively. The percentages for the same period in fiscal 1998 were 16.1% and 17.7%, respectively. The increase in costs reflects continued investment in the development of the Company's core modeling products and a common software architecture encompassing the Company's expanded family of software products. The Company capitalized 5.9% of its total research and development costs during the three and nine months periods ended March 31, 1999. In the comparable periods of fiscal year 1998, the Company capitalized 8.5%.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of certain intangibles. General and administrative expenses for the three and nine months periods ended March 31, 1999 were $6.2 and $17.3 million, an increase of $0.9 and $2.7 million, or 17.4% and 18.3%, respectively, from the comparable period of fiscal 1998. The increased expense level reflects the growth in the scale and scope of the Company's operations, particularly the investments made in improving its information systems.

INTEREST INCOME
Interest income is generated from the license of software pursuant to installment contracts and the investment of excess cash in short-term and long-term investments. Under these installment contracts, the Company offers customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. A substantial majority of the off-line modeling customers elect to license these products through installment contracts. The Company believes this election is made principally because the customers prefer to pay for the Company's off-line modeling products out of their operating budgets, rather than out of their capital budgets. Included in the annual payments is an implicit interest charge based upon the interest rate established by the Company at the time of the license. The Company sells a portion of the installment contracts to unrelated financial institutions. The interest earned by the Company on the installment contract portfolio in any period is the result of the implicit interest established by the Company on installment contracts and the size of the contract portfolio. Interest income was $2.5 and $7.6 million for the three and nine months ended March 31, 1999 as compared to $1.4 and $4.3 million for the corresponding periods in fiscal 1998. The increase reflects the interest income generated from excess cash from the Company's 5 1/4% convertible debentures, which was not issued and outstanding in the comparable three and nine months periods ended March 31, 1998.

INTEREST EXPENSE
Interest expense is generated from interest charged on the Company's 5 1/4% convertible debentures, bank line of credit, notes payable and capital lease obligations. Interest expense for the three and nine months ended March 31, 1999 was $1.5 and $4.2 million compared to $0.1 and $0.1 million in the same periods of fiscal 1998. The increase is primarily related to the interest expense on the Company's 5 1/4% convertible debentures, which did not exist in the comparable periods ended March 31, 1998.

TAX RATE
The effective tax rate for the three and nine months periods ended March 31, 1999 was approximately 35% of pretax income (loss). The tax rate for the comparable periods of fiscal year 1998 was slightly higher and was approximately 36%.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 1999, the Company's cash and cash equivalents balance decreased by $40.9 million, most of which was invested in short-term securities. Operations used $5.9 million of cash during this period, primarily related to the net loss.

In recent years, the Company has had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation ("GECC") and Fleet Business Credit Corporation ("FBCC"), formerly Sanwa Business Credit Corporation. During the nine months ended March 31, 1999, installment contracts increased slightly to $62.3 million, net of $21.5 million of installment contracts sold to GECC and FBCC. The Company's arrangements with the two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At March 31, 1999, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $86.5 million, for which the Company has a partial recourse obligation of approximately $3.7 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

The Company maintains a $30.0 million bank line of credit, expiring December 31, 2000, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank's prime rate (7.75% at March 31, 1999) plus a specified margin or, at the Company's option, a rate equal to a defined LIBOR (5.04% at March 31, 1999) plus a specified margin. The line of credit agreement requires the Company to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net income before taxes and of the ratio of current assets to current liabilities. At March 31, 1999, there were no outstanding borrowings under the line of credit.

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

STATE OF READINESS
The Company has tested and determined that substantially all of its standard products are compliant and has established a web-site, which lists the status of the majority of products. The Company is also working on the work processes of its service groups to incorporate Year 2000 compliance tests or procedures in carrying out service projects and is in the process of determining the readiness of its internal systems that are business-critical.

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

CONTINGENCY PLANNING AND RISKS
The Company has risks both that its products and services fail to be compliant with certain Year 2000 functionality and that its business operations would be interrupted or affected by the failure of other products or services to be Year 2000 compliant. The external risks are difficult to determine due to the general uncertainty inherent from the Company's dependence upon the Year 2000 compliance of third party software operating systems and applications with which the Company's software operates, and third-party suppliers, vendors and customers with whom the Company does business. The Company is unable to determine at this time its most reasonably likely worst case scenario. While costs related to the lack of Year 2000 compliance of third parties, business interruptions, litigation and other liabilities related to Year 2000 issues could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Year 2000 compliance efforts to reduce significantly the Company's level of uncertainty about the impact of Year 2000 issues affecting both its products and services and internal systems.


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

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars
(in 000s, except interest rates)




                                         Fair Value at                                                          FY2003
                                            3/31/99       FY1999       FY2000       FY2001       FY2002      & Thereafter
                                         -------------   -------       ------       ------       ------      ------------
Cash Equivalents                            $25,186      $25,186
Weighted Average Interest Rate                4.86%        4.86%           --           --           --             --

Investments                                 $62,088       $1,003      $28,711      $12,952      $13,888         $5,534
Weighted Average Interest Rate                6.12%        7.24%        6.07%        6.15%        6.03%          6.31%

Total Portfolio                             $87,274      $26,189      $28,711      $12,952      $13,888         $5,534
Weighted Average Interest Rate                5.75%        4.96%        6.07%        6.15%        6.03%          6.31%




IMPACT OF FOREIGN CURRENCY RATE CHANGES
During the first nine months of fiscal 1999, most currencies in Europe and Asia/Pacific fluctuated, with a general weakening of the U.S. dollar in the first two quarters of fiscal 1999 and a strengthened U.S.

dollar in the third quarter of fiscal 1999. However, the translation of the parent Company's intercompany receivables and foreign entities assets and liabilities did not have a material impact on the consolidated results of the Company. Foreign exchange forward contracts are only purchased to hedge certain customer accounts receivable amounts denominated in a foreign currency.

Effective January 1, 1999 the local currency of several foreign subsidiaries was changed from the U.S. dollar to the respective foreign currency. This change was made in order to comply with the regulations of SFAS No. 52, Foreign Currency Translation, and reflects the current status of the Company's operations in those foreign countries.

FOREIGN EXCHANGE HEDGING
The company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The Company does not use derivative financial instruments for speculative or trading purposes. The Company had $7.1 million of foreign exchange forward contracts denominated in British, French, Japanese, Swiss, German, Belgium and Netherlands currencies which represented underlying customer accounts receivable transactions at the end of the third quarter of fiscal 1999. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and loss related to these instruments for the third quarter and the first nine months of fiscal 1999 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The following table provides information about the Company's foreign exchange forward contracts at the end of the third quarter of fiscal 1999. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at the end of the third quarter of fiscal 1999.

Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Accounts Receivable:



                                   Average     Forward Amount
                                  Contract     in U.S. Dollars       Contract Origination           Contract Maturity
Currency                            Rate        (in thousands)               Date                          Date
------------------------------  ------------  -----------------  ---------------------------- ----------------------------
Belgian Franc                          29.90  $              23    Various: May 98              Various: Jan 00

British Pound Sterling                  1.57              1,423    Various: Jun 97 - Mar 99     Various: Apr 99 - Jun 02

French Franc                            5.45                577    Various: Apr 98 - Mar 99     Various: Apr 99 - Apr 02

German Deutsche Mark                    1.58              1,145    Various: Apr 97 - Mar 99     Various: Apr 99 - Oct 02

Japanese Yen                          116.36              3,754    Various: Jan 97 - Feb 99     Various: Apr 99 - Jun 03

Netherlands Guilder                     1.81                 24    Various: Apr 97 - Jan 99     Various: Apr 99 - Jul 99

Swiss Franc                             1.34                124    Various: Jan 99              Various: Feb 99 - Jan 01

                                              =================
Total                                         $           7,070
                                              =================


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


Item 2.  Changes in Securities and use of Proceeds

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         Current Report on Form 8-K dated May 10, 1999.

(c)      Other Exhibits: Financial Data Schedule


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ASPEN TECHNOLOGY, INC.


Date:  May 13, 1999                   By: /s/ Lisa W. Zappala
                                          -----------------------------------
                                          Lisa W. Zappala
                                          Senior Vice President
                                          Chief Financial Officer