Form 10-K405
period 1999-06-30
ASPEN TECHNOLOGY INC /DE/
filed 1999-09-28
CIK 929940

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER: 000-24786

                            ---------------------------
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

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT: COMMON STOCK, .10 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 20, 1999, the aggregate market value of Common Stock (the only outstanding class of common equity of the registrant) held by nonaffiliates of the registrant was $249,425,489 , based on a total of 24,041,011 shares of Common Stock held by nonaffiliates and on a closing price of $10.375 for the Common Stock as reported on the Nasdaq National Market.

     As of September 20, 1999, 25,174,385 shares of Common Stock were outstanding.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 1999. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                     PART I
Item 1.   Business....................................................    2
Item 1A.  Risk Factors................................................   16
Item 2.   Properties..................................................   23
Item 3.   Legal Proceedings...........................................   23
Item 4.   Submission of Matters to a Vote of Security Holders.........   23

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   24
Item 6.   Selected Financial Data.....................................   26
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   27
Item 7A.  Quantitative and Qualitative Market Disclosures.............   36
Item 8.   Financial Statements and Supplementary Data.................   38
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   38

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........   38
Item 11.  Executive Compensation......................................   38
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   38
Item 13.  Certain Relationships and Related Transactions..............   38

                                    PART IV
Item 14.  Exhibits, Financial Statements Schedules, and Reports on
          Form 8-K....................................................   39

SIGNATURES............................................................   43

                            ------------------------

     ASPEN PLUS, ASPENTECH, MIMI, RT-OPT and SPEEDUP are registered trademarks of the Company, and 1STQUALITY, ASPEN ADVISOR, ASPEN PIMS, BATCH PLUS, CIMVIEW, CIMWORK, DMCPLUS, DYNAPLUS, INFOPLUS.21, OTISS and PLANTELLIGENCE are trademarks of the Company.
                            ------------------------

     This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned that all forward-looking statements involve risks and uncertainties, many of which are beyond our control, including the factors set forth under "Item. 1A. Risk Factors." Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and there can be no assurance that actual results will be the same as those indicated by the forward-looking statements included in this Form 10-K. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

     We are the leading supplier of software and service solutions used by companies in the process industries to design, operate and manage their manufacturing enterprises. The process industries include manufacturers of petroleum products, petrochemicals, polymers, specialty chemicals, pharmaceuticals, pulp and paper, electric power, food and beverages, consumer products, metals and minerals and semiconductors. We offer a comprehensive set of focused solutions, integrated plant-wide solutions and enterprise optimization solutions that help process manufacturers enhance profitability by improving efficiency, productivity, capacity utilization, safety and environmental compliance throughout the entire manufacturing life-cycle, from research and development to engineering, planning and scheduling, procurement, production and distribution. In addition to our software solutions, we offer systems implementation, advanced process control, real-time optimization and other consulting services through our staff of more than 460 project engineers. As part of our strategy to offer the broadest, most integrated suite of process manufacturing enterprise optimization solutions, we have acquired businesses from time to time to obtain technologies and expertise that complement or enhance its core solutions. We currently have more than 1,000 customers worldwide, including 46 of the 50 largest chemical companies, 22 of the 25 largest petroleum refiners and 16 of the 20 largest pharmaceutical companies.

INDUSTRY BACKGROUND

     Companies in the process industries manufacture products in the form of bulk solids, liquids, gases, powders, and films by using production methods involving chemical reactions, combustion, mixing, separation, heating, cooling and similar processes. The process industries encompass manufacturers of petroleum products, petrochemicals, polymers, specialty chemicals, pharmaceuticals, pulp and paper, electric power, food and beverages, consumer products, metals and minerals and semiconductors. Companies in a number of other industries, also utilize production techniques with characteristics similar to those underlying process manufacturing.

     In recent years, companies in the process industries have faced several challenges, which have placed increased pressure on their profitability. These challenges include intensifying global competition, growth, fluctuating commodity prices, and more stringent environmental and safety regulations. The industry has responded to these challenges in several ways. First, they have rationalized and globalized their production processes through acquisitions, divestitures, mergers and joint ventures. Second, they have reduced their overhead expenses by re-engineering the work processes that support their business and downsizing their supporting organizations. Third, they have invested in information technology to support reengineered business processes.

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

     Improvement of production methods in the process industries requires a thorough understanding of chemical engineering analysis, the fundamental discipline underlying the manufacturing processes. Due to the number of variables involved, chemical engineering analysis is complex and calculation intensive. Because of this complexity and because many process manufacturers have significantly reduced their engineering staffs, many process manufacturers are seeking technology-based solutions to aid them in their process manufacturing decisions, with the objective of moving toward optimization of their production processes and manufacturing enterprises under existing process and equipment constraints.

     Increasingly sophisticated process manufacturing optimization solutions have been introduced to assist process manufacturers in optimizing the design, operation and management of their manufacturing processes and to help them coordinate and optimize multiple manufacturing facilities across their enterprise. In designing manufacturing processes, engineers use tools on desktop computers to simulate a new or existing process and to optimize tradeoffs between variables such as capital investment and operating costs. During operation of the manufacturing process, plant operators rely on automation systems installed in the plant to control and optimize the manufacturing process by, for example, accepting a lower yield to increase overall throughput. To manage the production process, plant managers use information systems to perform tasks such as planning and scheduling of production, analysis and reporting of performance, and yield accounting. To optimize multiple manufacturing facilities planners use supply chain management systems that help them optimize and manage their production facilities throughout the enterprise. Although early versions of process manufacturing optimization solutions were limited in scope and complicated to use, the availability of increasingly powerful, affordable computers and networks and sophisticated intuitive graphical user interfaces has expanded the capabilities of the solutions and the market of potential users.

     Process manufacturing optimization solutions include applications to address a broad range of manufacturing activities, including the following:

                DESIGN                                OPERATE                                   MANAGE
    Process Modeling                          Advanced Process Control              Process Information Management
    Design Analysis & Optimization            Real-time Optimization                Production Scheduling &
    Process Improvements                      Operator Training                     Planning
    Plant Retrofits                                                                 Quality Assurance
                                                                                    Supply Chain Management
                                                                                    Environmental, Health & Safety
                                                                                      Compliance

     Many process manufacturers have implemented solutions to automate processes outside the actual methods of production. For many years, companies in the process industries have sought to control their production processes by deploying distributed control systems, or DCS, which use computer hardware systems, communication networks and industrial instruments to measure, record and automatically control process variables during production. More recently, process manufacturers have automated key business processes through the implementation of enterprise resource planning, or ERP, solutions that enhance their ability to manage resources across the enterprise and enable them to integrate front- and back-office business functions. DCS and ERP solutions generally do not, however, incorporate the detailed chemical engineering knowledge of the manufacturing process or data on the performance of the plant either to optimize the operation and management of the production process, or manage relationships with suppliers and customers.

     Process manufacturers are increasingly seeking a complete, integrated family of process manufacturing optimization software products and services that can be used to improve their efficiency and productivity throughout the entire manufacturing life-cycle, while at the same time establishing links with the process manufacturers' existing DCS and ERP solutions and with their customers and suppliers.

THE ASPENTECH ADVANTAGE

     We are the leading supplier of software and service solutions that enable companies in the process industries to optimize the design, operation and management of their manufacturing processes and business enterprises. Our comprehensive suite of solutions helps process manufacturers enhance profitability by improving efficiency, productivity, capacity utilization, safety and environmental compliance throughout the entire manufacturing life-cycle. We believe our customers increasingly view their investments in our solutions as strategic because of the substantial potential economic benefits these solutions offer and the broad range of production issues they address. Our competitive advantage is based on the following key attributes:

     TECHNOLOGY LEADERSHIP. We believe we are the technology leader among providers of process manufacturing optimization solutions. We have achieved this technology leadership through internal research and development, strategic acquisitions, and partnerships. For example, we obtained the leading advanced process control and optimization technologies through our acquisitions of Dynamic Matrix Control Corporation and

Setpoint, Inc. in 1996. In 1997, we introduced Batch Plus, a commercialized version of recipe-based simulation functionality developed in collaboration with Merck & Co., Inc. We have integrated acquired technologies with existing products in order to offer solutions that include the best features and functionality of both. Moreover, we have designed our software solutions to operate on all major operating system platforms used by process manufacturers and to be compatible with all major distributed control systems.

     BROADEST SUITE OF INTEGRATED SOLUTIONS. We believe our solutions represent the most complete suite of integrated software and services available for the design, operation and management of manufacturing processes in the process industries. Process manufacturers are able to use our solutions across every stage of the manufacturing life-cycle, from research and development to engineering, planning and scheduling, procurement, production and distribution. We are continuing to integrate our software products in order to further increase the ability of our customers to share models and data across our different software solutions. In October 1997, we announced the introduction of Plantelligence, the name for our integrated suite of plant-wide best-in-class products. Plantelligence is based on the Aspen Framework, software which serves as a base for integrating our products so they work together in ways that support specific business processes such as production planning or purchasing raw material feedstocks. Plantelligence is being further developed to permit, for example, a buyer for a petroleum refinery to determine how much it will cost to refine a specific boatload of crude oil under then-current operating conditions. This information can then be used to help the buyer decide whether it is economically desirable to purchase that crude oil at then-prevailing prices. The buyer can perform these analyses using a single graphical user interface, without needing to understand our individual software solutions used to perform the analysis. In August 1999, we announced the successful completion of a technically complex Plantelligence implementation at Equistar's Matagorda County, Texas facility.

     UNPARALLELED PROCESS INDUSTRY EXPERTISE. Over the past 18 years, we have established a reputation as a leading source of process manufacturing enterprise optimization expertise. Our significant base of chemical engineering and process manufacturing experience and knowledge serves as the foundation for the proprietary solution methods, physical property models and data estimation techniques embodied in our software solutions. We have enhanced our knowledge and understanding of process manufacturing optimization solutions over time through extensive interaction with our customers, which have performed millions of simulations using our software. These customer relationships have also enabled us to identify and develop or acquire solutions that best meet the needs of our customers. To complement our software expertise, we have assembled a staff of more than 460 project engineers to provide implementation, advanced process control, real-time optimization and other consulting services to our customers. We believe our large engineering team provides an important source of competitive differentiation.

     LARGE INSTALLED CUSTOMER BASE. We currently have more than 1,000 customers worldwide, including 46 of the 50 largest chemical companies, 22 of the 25 largest petroleum refiners and 16 of the 20 largest pharmaceutical companies. We also have leading customers in other vertical markets such as consumer products, electric power, pulp and paper, metals and minerals and semiconductors. In addition, all of the leading engineering and construction firms use our design software. We consider our relationships with our existing customers to be an important competitive advantage.

STRATEGY

     Our principal objective is to extend our leadership in providing enterprise optimization solutions for process manufacturers that allow them to optimize the design, operation and management of their manufacturing processes and enterprises. The industries we serve produce products that touch people every day, such as the gasoline that fuels automobiles, the clothes people wear, and the medicines that improve people's health. By helping process manufacturers optimize their enterprises we believe we can help improve the quality of some of these basic products in a way that preserves the environment and makes these products available to greater numbers of people worldwide. Our strategy to achieve these objectives includes the following key elements:

     MAINTAIN OUR LEADERSHIP POSITION IN FOCUSED TECHNOLOGIES. We believe that we offer the most technologically advanced solutions available for the design, operation and management of manufacturing processes, particularly in the areas of process simulation, advanced process control, real-time optimization, scheduling and planning, process information management and supply chain management. In order to extend the technological leadership of our individual software solutions, we intend to continue to recruit and develop outstanding technical talent, to focus on understanding customer needs, to keep abreast of technological advances in software and communications and engineering, and to focus on creating products that are easy to use. We will continue to invest in research and development and to prioritize product development in accordance with market needs and with our strategy. From time to time we may pursue strategic acquisitions of complementary technologies and expertise. We believe that the use of our individual software solutions in recent years has provided process manufacturers with increased evidence of the economic benefits that may be obtained from implementation of these focused solutions.

     PROVIDE INTEGRATED PLANT-WIDE SOLUTIONS AND ENTERPRISE OPTIMIZATION. We believe that process manufacturers can derive substantial additional value through the integration of our focused solutions. Our strategy is to integrate our focused solutions to support business processes that cut across many disciplines both within the plant and across the manufacturing enterprise. In many situations business processes involve multiple uses of our focused solutions. For example, in a specialty chemical plant one of the business processes is to create the production schedule for the coming week. This business process might involve the our supply chain management products to solve the scheduling problem, and our simulation and production accounting technologies to generate data about the status of inventories. By integrating these technologies and using consistent data and models the planner can perform the business process more efficiently and accurately without an in-depth understanding of each of the supporting focused solutions. We believe that integrated solutions provide value for customers in many ways, including improving human performance, improving plant performance, increasing product quality and lowering information technology costs. We continue to invest in the integration of our products. Specifically, one development effort, the Aspen Framework, is designed to integrate all of our products. The Aspen Framework is based on Microsoft Distributed InterNet Architecture, or DNA. We believe we are well positioned to offer integrated solutions because we own many of the leading technologies in the industry and can therefore make the required changes in each of these products needed to achieve an integrated solution.

     CONTINUE THE DEVELOPMENT AND IMPLEMENTATION OF THE ASPEN FRAMEWORK. We plan to continue to develop and implement the Aspen Framework as the backbone of our Plantelligence solution. The Aspen Framework enables integration between a plant's enterprise resource planning system, our products and existing plant software systems. The Aspen Framework is built on the Microsoft DNA and simplifies the deployment of complex solutions by integrating a plant's manufacturing and business processes. As customers increasingly demand integration of their technology to support integrated business and manufacturing processes, the Aspen Framework will be available as the technology base to enable this integration.

     FOCUS ON OUR CORE VERTICAL MARKETS. We believe that our customers' needs vary significantly across vertical industries. In order to achieve the full benefits of our focused and integrated solutions, we believe that we will need to offer solutions that are tailored to the needs of our customers within specific vertical industries. In December 1998 we created four industry business units to facilitate the creation of vertically-focused solutions for several of the markets we serve. These industry business units will focus on refining, chemicals and petrochemicals, polymers, and life sciences and specialty chemicals. Our strategy is to define and deliver the integrated solution for each major vertical industry that we serve. We plan to create initial first-of-a-kind implementations of our integrated technologies and then refine and develop our strategy for penetrating each vertical market in conjunction with our partners. The implementation of our Plantelligence solution at Equistar's Matagorda County, Texas polymer production facility in August 1999 is an example of a first-of-a-kind implementation.

     EXPAND OUR NETWORK OF PARTNERS. We plan to expand our network of partners to assist in the sale and implementation of our integrated plant solutions and enterprise optimization solutions. We expect this effort will include working with our customers, hardware vendors, complementary software vendors, business consultants, process licensors, engineering and construction firms, and systems integrators. We believe that these business partners will be helpful in developing, selling, implementing and maintaining our solutions. For example, we have entered into an alliance agreement with Equistar Chemicals, L.P., Lyondell Chemical Company, and BP Amoco, p.l.c. for enterprise optimization, a partnering agreement with Yokagawa Electric Corporation for the provision of optimization solutions to their customers, and collaboration and partnering agreements with OLI Systems, Refining Process Services, Inc., SRI Consulting and Intergraph Corporation for the provision of software solutions.

     INCORPORATE THE INTERNET IN SOLUTION DEVELOPMENT, SALE AND DELIVERY. We believe that the Internet is an important component of the development, sale and delivery of our focused solutions, Plantelligence, and enterprise optimization solutions. Some of our software products, including the Aspen Framework, are already web-enabled, and a product development web initiative has been undertaken to direct the web-enablement of our solutions. A core part of our Internet strategy is the development of electronic commerce, or e-commerce, to market, sell and deliver our products over the Internet through our website and the websites of our partners and complementary technology providers. We currently offer customers the ability to download software patches from our website as part of customer support and we are developing additional on-line technical support as part of the enhancement of our customer support service. We believe that the Internet will enable our customers to use our technology on a collaborative basis within their own enterprise, and with their suppliers and customers, and are otherwise exploring new business models which may be made possible by the Internet.

SOFTWARE AND SERVICE SOLUTIONS

     We offer a comprehensive suite of software and service solutions that enable process manufacturers to optimize their enterprises and the design, operation and management of their manufacturing processes. Our solutions capture process knowledge in consistent, accurate and reliable models that customers can use as the basis for decision-making across the entire manufacturing life-cycle and provide vital functionality for elements of the manufacturing process that other software applications, such as ERP and DCS software, do not address. A number of our software solutions can be linked with ERP solutions and DCS to improve a customer's ability to gather, analyze and use information across the entire process manufacturing life-cycle. To enable our customers to take full advantage of our software solutions, we also offer comprehensive expert consulting, training and support services. Our solutions can be grouped into three categories: focused solutions, integrated plant solutions and enterprise optimization solutions. Our strategy is to provide a migration path for our customers. So, for example, a customer can start with a single AspenTech focused solution, add additional focused solutions, integrate these solutions through our services and integrated products, and finally incorporate our supply chain solution and optimize their business processes to achieve enterprise optimization. This migration path provides a means by which each customer can implement and absorb technology and improve their business processes at their own rate in accordance with their own pressures and business environment. The following descriptions explain each of our three product categories in greater detail.

  FOCUSED SOLUTIONS. We refer to our individual products and services as our focused solutions, which allow process manufacturers to improve specific aspects of the design, operation and management of their manufacturing enterprises. These products are the building blocks for our integrated plant solutions and enterprise optimization solutions. In many cases these technologies are the market leaders. The reputation of these products for quality and leading-edge technology has been a hallmark of our history. The following tables describe our principal focused software solutions and their applications for the design, operation and management of manufacturing enterprises:

  DESIGN:

SOFTWARE SOLUTION                DESCRIPTION                         APPLICATIONS
-----------------     ----------------------------------  ----------------------------------
Aspen Plus..........  Rigorous steady-state modeling      Used to design processes, evaluate
                      system for simulating               process changes and analyze
                      chemically-based manufacturing      "what-if" scenarios.
                      processes involving vapors,
                      liquids, solids and electrolytes
                      with a library of equipment and
                      physical property models.
DynaPlus/SPEEDUP....  Rigorous modeling system for        Used to examine process
                      simulating processes under          operability, safety and control as
                      changing (dynamic) conditions with  operating parameters fluctuate
                      a library of equipment and          during plant startup and shutdown
                      controller models.                  and other transient conditions.
Batch Plus..........  Batch process modeling system for   Used to scale-up and design new
                      recipe-based processes.             processes, and to analyze the
                                                          production of one batch or an
                                                          entire batch plant.
Aspen Zyqad.........  System for integrating, automating  Used to integrate and automate
                      and managing data, applications     work flow between engineers
                      and activities in the engineering   designing new process plants or
                      work process.                       improving existing facilities.

     We also provide an integrated suite of process design and modeling technology, known as the Aspen Engineering Suite or AES. AES is comprised of eight of our products, including Aspen Plus and Aspen Zyqad.

     Layered on top of these core, focused solutions are a number of separately licensed modules that focus on specialized types of analysis for modeling polymer processes, heat exchanger equipment, separation systems, batch distillation columns, adsorption processes and other complex systems. All of these process design software solutions can operate in Windows. Aspen Plus and SPEEDUP also run on DEC VMS and UNIX.

     We typically license our process design software solutions for a term of three to five years. The annual cost for a single user of one of our process design software solutions ranges from $10,000 to $30,000, depending on the solution, the license term and the number of licensed users. The license fee includes a separate maintenance component that covers customer support, upgrades, revisions and enhancements during the term of the license.

     Implementation of our process design software solutions does not typically require substantial consulting services, although services may be provided for customized model designs and process synthesis.

  OPERATION:

SOFTWARE SOLUTION               DESCRIPTION                             APPLICATIONS
-----------------  -------------------------------------    -------------------------------------
Aspen RT-Opt..     Real-time optimization system.           Used to identify plant adjustments in
                                                            order to optimize operations on a
                                                            real-time basis.
Aspen IQ......     Inferential sensor modeling and          Used to infer infrequently measured
                   online implementation technology.        properties from continuous
                                                            measurements for environmental
                                                            monitoring and advanced control.
DMCplus.......     Advanced process control system using    Used to tightly control actual plant
                   multi-variable model-predictive          operations at multiple operating
                   control technology.                      constraints.
OTISS.........     System for developing operator           Used to train operators to better
                   training simulators.                     manage daily plant operations and
                                                            respond to abnormal situations.

     Aspen RT-Opt operates on DEC VMS and UNIX. DMCplus operates on Windows, DEC VMS and UNIX. OTISS operates on UNIX, Hewlett-Packard and Sun Solaris.

     We typically license our process operation software solutions for terms of 99 years. The list price for a 99-year license of Aspen RT-Opt or DMCplus generally ranges from $50,000 to $200,000, depending on the solution and on whether the license covers a single process unit or an entire facility. The list price for a 99-year license of OTISS is approximately $50,000. Maintenance of process operation software solutions is available under separate contracts.

     Implementation of our process operation software solutions typically requires substantial consulting services.

  MANAGEMENT:

SOFTWARE SOLUTION             DESCRIPTION                           APPLICATIONS
-----------------  ----------------------------------    ----------------------------------
InfoPlus.21......  Process information management        Used to compare real-time and
                   system with a real-time database      historical information generated
                   of historical information.            by plant systems to present a
                                                         unified view of plant operations.
Aspen MIMI.......  Supply chain management system,       Used to identify best supply chain
                   including demand management,          decisions to maximize asset
                   inventory control and                 utilization, minimize raw material
                   available-to-promise.                 costs, maximize product values and
                                                         control inventories.
Aspen PIMS.......  Linear programming-based economic     Used to identify short-term and
                   planning and scheduling system.       strategic decisions on feedstock
                                                         purchases, capacity utilization
                                                         and production planning.
Aspen Advisor....  Yield-accounting solution.            Used to track inventory and
                                                         material movements into, through
                                                         and out of processing plants, in
                                                         order to enable manufacturers to
                                                         report production data accurately
                                                         to ERP and other business systems.
1stQuality.......  System to address issues in           Used to integrate the management,
                   polymer manufacturing.                usage and monitoring of operating
                                                         conditions to reduce transition
                                                         time, improve product consistency
                                                         and monitor process compliance.

     All of our process management software solutions can operate in Windows.

     We typically license InfoPlus.21, MIMI, Aspen Advisor and 1stQuality for terms of 99 years and typically license Aspen PIMS for a term of 5 years or 25 years. The list price for an entry-level 99-year InfoPlus.21 license is approximately $40,000 and varies depending on the number of points of data being collected. The list price for an entry-level 99-year multi-user site license for Aspen MIMI is approximately $220,000. The list price for a license of Aspen PIMS modules ranges from $10,000 to $200,000, depending on the solution and the license term. The list price for an entry-level 99-year Aspen Advisor license ranges from $100,000 to $200,000, depending on the number of nodes, and the list price for an entry-level 99-year 1stQuality license is approximately $150,000 per plant.

     Implementation of our process management software solutions typically requires consulting services, although not to the same extent as process operation software solutions.

     INTEGRATED PLANT SOLUTIONS. Our suite of integrated plant solutions, which are marketed under the Plantelligence name, enables process manufacturers to drive their plant operations to higher levels of profitability. Plantelligence incorporates our focused solutions, and uses the Aspen Framework as a vehicle for integrating these products so they work together to support specific business processes. The Aspen Framework facilitates integration of our products by allowing the various applications to communicate with common databases of design information, real-time information and documents. The Aspen Framework is based on Microsoft DNA technology and includes web-enabled features such as XML and Active Server pages. Plantelligence is designed to integrate with a plant's hardware systems, enterprise resource planning system, and existing information technology systems to optimize operation of the plant.

     By uniting our products in a common framework, Plantelligence provides a comprehensive set of business improvements to process plants. We believe the benefits of integration are an essential part of helping process manufacturers become more competitive. Integration of the focused technologies enables process manufacturers to integrate the design, operation and management of their process plants. Integrating the technologies which support business processes can help process manufacturers align their people, their resources, and their business processes to drive their manufacturing enterprises to higher levels of productivity and overall performance. The value of this integration is enhance through the ability of different technology products to share the model of the manufacturing process. By running plants on consistent models that reflect true economic, chemical and physical constraints, manufacturers obtain the critical knowledge they need to develop, execute and evaluate their manufacturing plan and make improvements with each production cycle.

     ENTERPRISE OPTIMIZATION. Our enterprise optimization solutions build on Plantelligence with the addition of our supply chain technology and management of changed business processes. We believe customers can run their enterprises more efficiently and effectively by utilizing our integrated technologies to tightly link their manufacturing operations to the management of their business with their suppliers and customers. Our enterprise optimization solutions enable customers with a wide array of manufacturing plants and assets to coordinate their operations and enable their plants to work together toward common operating and business goals.

     In many cases manufacturing facilities have been overlooked as companies pursued large business process reengineering projects over the last decade. To a large extent, the manufacturing plants continue to act as silos that maximize their own efficiency and productivity. However, as the process industries become increasingly global and interconnected, we believe that process manufacturers will need to change their business processes at the plant so that they can optimize their entire manufacturing enterprise rather than the specific plants that comprise their enterprise. Our enterprise optimization solutions are designed to enable process manufacturers to adapt to rapid changes in demand and their business environment, to respond quickly to these changes, act as a single enterprise, optimize use of resources, meet customer requirements and operate more profitably.

     CONSULTING SERVICES. We offer implementation, advanced process control, real-time optimization and other consulting services in order to provide our customers with complete solutions. Customers can frequently use our focused process design software solutions without assistance from us or our partners. However, many of the projects in which customers deploy our focused process operation software solutions and process management software solutions are sufficiently complex that customers require assistance from us and our partners in order to take full advantage of the benefits of those solutions. Our integrated plant solutions and enterprise optimization solutions also require assistance from us and our partners.

     Customers that obtain consulting services from us typically engage us to provide such services over periods of between 1 day and 24 months. We generally charge customers for consulting services on a fixed-price basis, but charge customers for certain services, primarily on-site advanced process control and optimization services, on a time-and-materials basis.

     We employ a staff of more than 460 project engineers to provide consulting services to our customers. We believe this large team of experienced and knowledgeable project engineers provides an important source of competitive differentiation. We primarily hire as project engineers individuals who have obtained doctoral or master's degrees in chemical engineering or a related discipline or who have significant relevant industry experience. Our employees include experts in fields ranging from thermophysical properties, distillation, adsorption processes, polymer processes, industrial reactor modeling, the identification of empirical models for process control or analysis, large-scale optimization, supply distribution systems modeling and scheduling methods.

     Historically, most licensees of our planning and scheduling solutions and a limited number of licensees of our process information management and supply chain management systems have obtained implementation consulting services from third-party vendors. Our strategy is to continue to develop and expand relationships with third-party consultants in order to provide a secondary channel of consulting services to support our process management software solutions and to provide complementary services.

     ACQUISITIONS OF SOFTWARE AND SERVICE SOLUTIONS. As part of our strategy to offer the broadest, most integrated suite of software and service solutions for the design, operation and management of manufacturing processes, from time to time we acquire businesses to obtain technologies and expertise that complement or enhance our core solutions. We typically combine acquired technologies with our pre-existing products in order to offer solutions that include the best features and functionality of both. We provide an upward migration path and support for any discontinued products.

     We have completed 17 acquisitions that have provided us with, or significantly enhanced, our capabilities in the areas of process information management, advanced process control and optimization, advanced planning and scheduling, and supply chain management. We have successfully integrated the operations of these acquired businesses. The following table describes AspenTech's acquisitions to date:

BUSINESS ACQUIRED                             DATE ACQUIRED        SOLUTION ACQUIRED OR ENHANCED
-----------------                           ------------------  ------------------------------------
Prosys Technology Limited.................  October 16, 1991    SPEEDUP
Industrial Systems, Inc...................  May 25, 1995        Components of InfoPlus.21
Dynamic Matrix Control Corporation........  January 5, 1996     Components of DMCplus and Aspen
                                                                RT-Opt
Setpoint, Inc.............................  February 9, 1996    Components of DMCplus, Aspen RT-Opt
                                                                and InfoPlus.21
B-JAC International, Inc..................  October 1, 1996     Heat exchanger modeler
Process Control Division of Cambridge
  Control Limited.........................  October 8, 1996     Consulting service capabilities for
                                                                advanced process control and
                                                                optimization
Basil Joffe Associates, Inc. and PIMS
  division of Bechtel Corporation.........  December 31, 1996   Aspen PIMS
NeuralWare, Inc...........................  August 27, 1997     Neural network technology and tools
                                                                integrated with Aspen Plus, DMCplus
                                                                and InfoPlus.21
The SAST Corporation Limited..............  August 28, 1997     OTISS and consulting service
                                                                capabilities

BUSINESS ACQUIRED                             DATE ACQUIRED        SOLUTION ACQUIRED OR ENHANCED
-----------------                           ------------------  ------------------------------------
Cimtech S.A./N.V..........................  February 27, 1998   Components of InfoPlus.21
Contas Process Control S.r.L. ............  February 27, 1998   Consulting service capabilities for
                                                                advanced process control and
                                                                optimization
IISYS, Inc................................  March 6, 1998       Aspen ADVISOR
Zyqad Limited.............................  March 16, 1998      Aspen Zyqad
Chesapeake Decision Sciences, Inc.........  May 27, 1998        Aspen MIMI
Treiber Controls, Inc.....................  May 29, 1998        Software and consulting service
                                                                capabilities for advanced process
                                                                control and optimization
Process Optimization and Emissions
  Monitoring Division of Callidus
  Technologies, Inc. .....................  September 14, 1998  Consulting services capabilities for process optimization and predictive
                                                                emissions monitoring
Syllogistics, Inc. .......................  October 14, 1998    Logistics management software

TECHNOLOGY AND PRODUCT DEVELOPMENT

     Our software and services solutions combine three of our core competencies: our sophisticated modeling capabilities based on fundamental chemical engineering principles, our extensive experience with a broad variety of manufacturing processes in the chemicals, petrochemicals, petroleum, pharmaceuticals, and other industries, and our understanding of how to optimize and streamline key business processes in these same industries. Our technology enables customers to optimize the business processes involved in three main value chains: process innovation, supply chain, and manufacturing operations.

     To deliver business process optimization software we focus our product development in three areas. First, we build software that enables our customers to model and manage their manufacturing process. We support sophisticated empirical models generated from advanced mathematical algorithms developed by our employees. In addition, we support rigorous models of chemical manufacturing process and the equipment used in those manufacturing processes. We believe that the development and refinement of highly accurate empirical and rigorous models such as those developed by us require a deep understanding both of the fundamental chemistry underlying the manufacturing process and the technology of modeling. Our models employ advanced mathematical algorithms developed by our employees and others, such as the dynamic matrix control algorithm for multi-variable, model-based predictive control and the inside-out algorithm for simulating distillation. We have used these advanced algorithms to develop proprietary models that provide highly accurate representations of the chemical and physical properties of a broad range of materials typically encountered in the chemicals, petroleum, and other process industries. Second, we develop software which models key customer work processes and automates the workflow of these processes. This software integrates our broad product line such that the data used in the work process is seamlessly passed between the applications used in each step of the business process. In addition, we have a unique user interface that intuitively guides the user through the business process. Third, we are investing significantly in supply chain and data management software. This software embeds sophisticated optimization technology allowing customers to optimize their entire corporate supply chain and manufacturing activities. In addition, this software embeds key knowledge about the details of how manufacturing and supply chain operations in the process industry function.

     Our product development activities are currently focused on strengthening the integration of our key products, expanding the set of business processes our software covers, exploiting web technology, and enhancing and simplifying the user interface. As of June 30, 1999, we employed a product development staff of more than 290 persons.

CUSTOMERS

     Our software solutions are installed at more than 1,000 customers worldwide. The following table sets forth a selection of our customers, whose agreements with us produced at least $250,000 in fees to AspenTech in fiscal 1998 or 1999:

CHEMICALS AND PETROCHEMICALS
Air Products & Chemicals, Inc.
Allied Signal, Inc.
BASF AG
Bridgestone/Firestone, Inc.
Borealis Exploration Limited
Celanese
Condea Vista Company
DSM N.V.
The Dow Chemical Company
E.I. du Pont de Nemours & Company, Inc.
Elf Atochem
Equistar Chemicals LP
Formosa Petrochemical Corp.
Huntsman Corporation
Kuraray Co., Ltd.
Messer Griesheim GmbH
Mitsubishi Chemical Corporation
Mitsui Chemicals
Nova Chemicals, Ltd.
PCS Systemtechnik GmbH
Reliance Industries Ltd.
Repsol S.A.
Sasol Industries (Pty.) Ltd.
Shell International Chemie Mij B.V.
Sinopec
Union Carbide Chemicals and Plastics Company,   Inc
Westlake Management Services Corporation

LIFE SCIENCES AND SPECIALTY CHEMICALS
AstraZeneca
Aventis Research & Technologies
Bayer Corporation
Cabot Corporation
E.I. du Pont de Nemours & Company, Inc.
Eli Lilly
Engelhard Corporation
Genentech, Inc.
Hercules, Inc.
Hoffman-LaRoche, Inc.
Imperial Chemical Industries plc
Merck & Co., Inc.
Novartis Pharma A.G.
Owens Corning
SmithKline Beecham Pharmaceutical
UCB Chemicals

REFINING, OIL AND GAS
AB OMV
Abu Dhabi National Oil Company
Agip Petroli S.p.A.
Amoco Corporation
Arco Products Company
Bharat Petroleum co. Ltd.
BP Amoco plc
Chevron Corporation
Citgo Petroleum Corporation
Conoco Inc
Equilon Enterprises LLC
Exxon Company U.S.A.
Kuwaiti National Petroleum Company
Lyondell Citgo Refining Company Ltd.
Magyar Olaj LS
Mobil Oil Corporation
Motiva Enterprises LLC
Pemex Gas y Petroquimica Basica
Petroleos de Venezuela, S.A.
Phillips Petroleum Company
Repsol Petroleo SA
Shell Oil Company
Star Enterprise
Statoil
Sunoco Inc.
Total-Fina
Valero Refining Company

CPG AND FOODS AND BEVERAGES
Ben & Jerry's Homemade, Inc.
Cargill, Incorporated
General Mills, Inc.
Nestle S.A.
Procter & Gamble
Unilever plc

SEMICONDUCTORS
Mitsubishi Silicon America
Motorola, Inc.
Rockwell Semiconductor Systems
Vishay Silconix

METALS AND MINERALS
Alcoa of Australia, Ltd.
Gulf States Steel, Inc.
LTV Corporation
Nippon Steel Chemical Co., Ltd.
Sollac S.A.
Wabash Alloys

ENGINEERING AND CONSTRUCTION
ABB Lummus
Bechtel Group
Chiyoda Corporation
Fluor Corporation
Foster Wheeler Corporation
Jacobs Engineering Group Inc.
Johnson Matthey plc
Kellogg Brown & Root/Halliburton
Kvaerner E & C
Linde AG
Lurgi AG
Raytheon Engineers & Constructors
Snamprogetti SpA
Technip Italy SpA

PULP AND PAPER
Buckeye Cellulose Corporation
Weyerhaeuser
Consolidated Papers, Inc.

POWER AND NUCLEAR
ABB Group
Electrabel SA/NV
Electricite de France
The SGN Group
Westinghouse Electric Corporation

     For fiscal 1997, 1998 and 1999, international revenues accounted for approximately 50.0% 45.4%, and 53.4 %, respectively, of our total revenues. No individual customer represented more than 10% of our total revenues in fiscal 1997, 1998 or 1999. There can be no assurance that any of the customers listed above will continue to license software or purchase services from us beyond the term of any existing agreement.

SALES AND MARKETING

     We employ a value-based sales approach, offering customers a comprehensive suite of software and service solutions that enhance the efficiency and productivity of their process manufacturing operations. We have increasingly focused on selling our solutions as a strategic investment by our customers and therefore targets our principal sales efforts at senior management levels, including chief executive officers and senior decision-makers in manufacturing, operations and technology.

     Because the complexity and cost of our solutions often result in a sales cycle of between six and nine months, we believe that the development of long-term, consultative relationships with our customers is essential to a successful selling strategy. To develop these relationships, we have organized our worldwide sales force by industry and have appointed a single sales account manager to be responsible for our relationship with each customer. In order to market the specific functionality and other complex technical features of our software solutions, each sales account manager leads a specialized team of regional account managers, technical sales engineers and product specialists organized for each sales and marketing effort. Our technical sales engineers typically have advanced degrees in chemical engineering or related disciplines and actively consult with the customer's plant engineers who would be the ultimate users of our solutions. Product specialists share their detailed knowledge of the specific features of our software solutions. Each sales team also includes participants from our business development group who determine the scope and price of service solutions offered to customers.

     We believe that our seasoned direct sales force, consisting of more than 100 individuals as of June 30, 1999, and our ability to sell at senior levels within customer organizations are important competitive advantages. We have established direct sales offices in key geographic areas where there are high concentrations of potential business, including New Jersey, Texas, Brussels, Cambridge (England), Dusseldorf, Hong Kong, Paris, Singapore and Tokyo. In geographic areas of lower customer concentration, we use sales agents and other resellers to leverage our direct sales force and to provide local coverage and first-line support.

     We also supplement our direct sales efforts with a variety of marketing initiatives, including public relations activities, campaigns to promote awareness among industry analysts, user groups and our triennial conference, AspenWorld. AspenWorld has become a prominent forum for industry participants, including process manufacturing executives and analysts, to discuss emerging technologies and other process engineering solutions and to attend seminars led by industry experts. The AspenWorld 97 conference, held in

October 1997, attracted more than 1,400 participants. The AspenWorld 2000 conference has been scheduled to be held in February 2000.

     We also license our software solutions at a substantial discount to universities that agree to use its solutions in teaching and research. We believe that students' familiarity with our solutions will stimulate future demand once the students enter the workplace. Currently, more than 550 universities use our software solutions in undergraduate instruction.

COMPETITION

     We face three primary sources of competition: commercial vendors of software products for one or more elements in the design, operation and management of manufacturing processes; vendors of hardware that offer software solutions in order to add value to their proprietary distributed control system; and large companies in the process industries that have developed their own proprietary software solutions. We believe that suppliers of individual software solutions are under intensifying pressure to offer integrated functionality beyond their traditional applications and that, at the same time, process manufacturers are increasingly concluding that it is no longer efficient or economical for them to continue to develop or support internally developed software. Certain competitors also supply related hardware products to our existing and potential customers and may have established relationships that afford those competitors an advantage in supplying software and services to those customers. We believe, however, that customers prefer to select best-in-class software solutions, independent of their selection of underlying industrial automation hardware platforms. We do not offer our solutions with any particular hardware and we design our software products to operate effectively on systems manufactured by all major hardware vendors. As the market for manufacturing enterprise optimization solutions consolidates further, we believe that our exclusive focus on developing and marketing best-in-class software and services will continue to provide a competitive advantage.

     Because of the breadth of its software and service offerings, we face competition from different vendors depending on the solution in question. We compete with respect to the largest number of its solutions with Simulation Sciences, Inc., a subsidiary of Invensys plc. With respect to particular software solutions, we also compete with Chemstations, Inc., AEA Technology Engineering Software (a subsidiary of AEA Technology plc), OSI Software, Inc., The Foxboro Company and Wonderware Corporation (both of which are subsidiaries of Invensys plc), the Simcon division of ABB Asea Brown Boveri (Holding) Ltd., and several smaller competitors, such as Pavilion Technologies, Inc. With respect to its supply chain management solutions we compete with vendors such as i2 Technologies, Inc. and Manugistics Group, Inc.

     A number of vendors of ERP software products, such as Baan Company N.V., J.D. Edwards Inc., Oracle Corporation, PeopleSoft, Inc. and SAP A.G., are expanding their presence in the market for supply chain management solutions via internal research and development, acquisitions and sales and marketing agreements with independent vendors of supply chain management solutions. We expect to encounter increasing competition from these companies and from DCS vendors, such as Honeywell Inc., as they expand their software and service offerings to include additional aspects of process manufacturing.

     In recent years, there has been consolidation in the markets in which we compete that has expanded the breadth of product and service offerings by certain of our competitors, such as the acquisitions by Invensys plc of Simulation Sciences, Inc. the Foxboro Company and Wonderware Corporation. As a result of this consolidation and the expansion of DCS and ERP vendors into additional markets, we may compete from time to time with divisions of companies with which we collaborate on other occasions, such as Honeywell Inc. and Invensys plc. There can be no assurance that our efforts to compete and cooperate simultaneously with these or other companies will be successful. The further consolidation of existing competitors or the emergence of new competitors could have a material adverse effect on our business, operating results and financial condition.

     Our continued success depends on our ability to compete effectively with our commercial competitors and to persuade our prospective customers to use our products and services instead of, or in addition to, software developed internally or services provided by their own personnel. In light of these factors, there can be no assurance that we will be able to maintain our competitive position.

INTELLECTUAL PROPERTY

     We regard our software as proprietary and rely on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect our proprietary rights. We have United States patents for the expert guidance system in our proprietary graphical user interface, the simulation and optimization methods in our optimization software, a process flow diagram generator in our planning and scheduling software, and a process simulation apparatus in our polymers software. We have registered or applied to register certain of our significant trademarks in the United States and in certain other countries.

     We generally enter into non-disclosure agreements with our employees and customers, and historically have restricted access to our software products' source codes, which we regard as proprietary information. In a few cases, we have provided copies of the source code for certain products to customers solely for the purpose of special customization of the products and have deposited copies of the source code for certain products in third-party escrow accounts as security for on-going service and license obligations. In these cases, we rely on nondisclosure and other contractual provisions to protect our proprietary rights.

     The laws of certain countries in which our products are licensed do not protect our products and intellectual property rights to the same extent as the laws of the United States. The laws of many countries in which we license our products protect trademarks solely on the basis of registration. We currently possesses a limited number of trademark registrations in certain foreign jurisdictions and do not possess, and have not applied for, any foreign copyright or patent registrations. In fiscal 1997, 1998 and 1999, we derived approximately 50.0%, 45.4% and 53.4% of our total revenues, respectively, from customers outside the United States.

     There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to deter misappropriation of our technology or independent development by others of technologies that are substantially equivalent or superior to our technology. Any such misappropriation of our technology or development of competitive technologies could have a material adverse effect on our business, operating results and financial condition. We could incur substantial costs in protecting and enforcing our intellectual property rights. Moreover, from time to time third parties may assert patent, trademark, copyright and other intellectual property rights to technologies that are important to us. In such an event, we may be required to incur significant costs in litigating a resolution to the asserted claims. There can be no assurance that such a resolution would not require that we pay damages or obtain a license of a third party's proprietary rights in order to continue licensing our products as currently offered or, if such a license is required, that it will be available on terms acceptable to the Company.

     We believe that, due to the rapid pace of innovation within the industry, factors such as the technological and creative expertise of our personnel, the quality of our products, the quality of our technical support and training courses, and the frequency of software product enhancements are more important to establishing and maintaining a technology leadership position within the industry than the various legal protections for our software products and technology. See "Item 1A. Risk Factors -- Dependence on Proprietary Technology."

EMPLOYEES

     As of June 30, 1999, we had a total of 1,448 full-time employees. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

     While we substantially expanded the breadth and depth of our management team in recent years, our future success depends to a significant extent on the continued service of Lawrence B. Evans, the principal founder of AspenTech and our Chairman and Chief Executive Officer, our other executive officers, and certain engineering, technical, managerial, sales and marketing personnel. We believe that our future success will also depend on our continuing ability to attract, motivate and retain additional highly skilled engineering, technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, assimilating and retaining the personnel we require to continue to grow and operate profitably.

ITEM 1A.  RISK FACTORS

     In addition to the other information in this Form 10-K, the following factors should be considered in evaluating the Company and its business.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS AND CASH FLOW MAY CAUSE OUR STOCK PRICE TO FALL.

     Our operating results and cash flow have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of introductions of new solutions and enhancements by us and our competitors, and fluctuating economic conditions. Because license fees for our software products are substantial and the implementation of our solutions often requires the services of our engineers over an extended period of time, the sales process for our solutions is lengthy and can exceed one year. Accordingly, software revenue is difficult to predict, and the delay of any order could cause our quarterly revenues to fall substantially below expectations. Moreover, to the extent that we succeed in shifting customer purchases away from individual software solutions and toward integrated suites of our software and service solutions, the likelihood of delays in ordering may increase and the effect of any delay may become more pronounced.

     We ship software products within a short period after receipt of an order and typically do not have a material backlog of unfilled orders of software products. Consequently, revenues from software licenses in any quarter are substantially dependent on orders booked and shipped in that quarter. Historically, a majority of each quarter's revenues from software licenses has come from license agreements that have been entered into in the final weeks of the quarter. Therefore, even a short delay in the consummation of an agreement may cause revenues to fall below expectations for that quarter. Since our expense levels are based in part on anticipated revenues, we may be unable to adjust spending quickly enough to compensate for any revenue shortfall and any revenue shortfalls would likely have a disproportionately adverse effect on net income. We expect that these factors will continue to affect our operating results for the foreseeable future.

     Prior to fiscal 1997, and in fiscal 1999, we experienced a net loss for the first quarter of each fiscal year, in part because a substantial portion of our total revenues is derived from countries other than the United States where business is slow during the summer months and also in part because of the timing of renewals of software licenses. We believe that we may continue to experience challenges in growing total revenues and net income in the first fiscal quarter as compared to the immediately preceding fiscal quarter. Because of the foregoing factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

     Due to all of the foregoing factors, it is possible that in one or more future quarters our operating results will be below the expectations of public market analysts and investors. In such event, the price of the Common Stock would likely be materially adversely affected. As a result of lower than anticipated license revenue in the fiscal quarter ended September 30, 1998, our operating results for that fiscal quarter were below the expectations of certain public market analysts and investors. As a result of lower-than-anticipated license revenue in the fiscal quarter ended March 31, 1999, our operating results were again below the expectations of certain public market analysts and investors.

WE MAY SUFFER LOSSES ON FIXED-PRICE ENGAGEMENTS.

     We derive a substantial portion of our total revenues from service engagements and a majority of these engagements have been undertaken on a fixed-price basis. We bear the risk of cost overruns and inflation in connection with fixed-price engagements, and as a result, any of these engagements may be unprofitable.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES IN THE CHEMICALS, PETROCHEMICALS AND PETROLEUM INDUSTRIES.

     We derive a substantial majority of our total revenues from companies in the chemicals, petrochemicals and petroleum industries. Accordingly, our future success depends upon the continued demand for process manufacturing optimization software and services by companies in these industries. The chemicals, petrochemicals and petroleum industries are highly cyclical. We believe that worldwide economic downturns and pricing pressures experienced by chemical, petrochemical and petroleum companies in connection with cost-containment measures and environmental regulatory pressures have in the past led to worldwide delays and reductions in certain capital and operating expenditures by many of these companies. There can be no assurance that these industry patterns, as well as general domestic and foreign economic conditions and other factors affecting spending by companies in these industries, will not have a material adverse effect on our business, operating results and financial condition.

IF WE ARE UNABLE TO HIRE AND RETAIN QUALIFIED PROJECT ENGINEERS, WE MAY BE UNABLE TO EXECUTE OUR BUSINESS PLAN SUCCESSFULLY.

     We derive a substantial portion of our total revenues from services, particularly projects involving advanced process control and optimization and similar projects. These projects can be extremely complex and in general only highly qualified, highly educated project engineers have the necessary training and skills to complete these projects successfully. In order to continue to staff our current and future projects, we will need to attract, motivate and retain a significant number of highly qualified, highly educated chemical and other project engineers. We primarily hire as project engineers individuals who have obtained a doctoral or master's degree in chemical engineering or a related discipline or who have significant relevant industry experience. As a result, the pool of potential qualified employees is relatively small, and we face significant competition for these employees, from not only our direct competitors but also our clients, academic institutions and other enterprises. Many of these competing employers are able to offer potential employees significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we can. The failure to recruit and retain a significant number of qualified project engineers could have a material adverse effect on our business, operating results and financial condition. Moreover, increasing competition for these engineers may also result in significant increases in our labor costs, which could have a material adverse effect on our business, operating results and financial condition.

OUR FAILURE TO INTEGRATE ACQUIRED COMPANIES SUCCESSFULLY COULD DISRUPT OUR BUSINESS AND ADVERSELY AFFECT OUR OPERATING RESULTS.

     Through our acquisitions of Chesapeake and several smaller companies in 1998, we expanded our product and service offerings, entered new markets and increased our scope of operations and the number of our employees. The successful and timely integration of Chesapeake and these other companies into our operations has been critical to our future financial performance. We continue to need to integrate the software products and technologies from these acquired companies, retain key employees, and manage geographically dispersed operations, each of which could pose significant challenges. To succeed in the market for supply chain management solutions, we must also invest additional resources, primarily in the areas of software development, sales and marketing, and consulting expertise, to extend product range and functionality, to extend name recognition to increase market share, and to implement projects.

OUR FUTURE PERFORMANCE DEPENDS ON THE SUCCESS OF OUR RECENT REORGANIZATION.

     In addition, in July 1999, we reorganized the company from being primarily based on individual technology business units, to a more functionally based organization. We now have a single product development organization, a single global solutions organization, a single global customer support organization, an independent supply chain organization and four industry business units that focus on key vertical markets. We believe that this organization will enhance our ability to develop specific industry solutions and market strategies, better integrate our technologies and provide a common look and feel to products, improve on the implementation of our solutions and provide better career paths for engineers, improve the quality of our support services, and rapidly grow our supply chain business. The successful and timely reorganization of people in these groups may be critical to our future financial performance. There can be no assurance that the new organization will provide the benefits expected by us or that we will be able to better integrate the different technologies, improve the implementation of our solutions, improve the quality of our support services or rapidly grow our supply chain business. Any failure to do so could have a material adverse effect on our business, operating results and financial condition.

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY.

     We face three primary sources of competition: commercial vendors of software products for one or more elements in the design, operation and management of manufacturing processes; vendors of hardware that offer software solutions in order to add value to their proprietary distributed control systems or DCS; and large companies in the process industries that have developed their own proprietary software solutions. We believe that suppliers of individual software solutions are under intensifying pressure to offer integrated functionality beyond their traditional applications and that, at the same time, process manufacturers are increasingly concluding that it is no longer efficient or economical for them to continue to develop or support internally developed software. Certain competitors also supply related hardware products to our existing and potential customers and may have established relationships that afford those competitors an advantage in supplying software and services to those customers.

     Because of the breadth of our software and service offerings, we face competition from different vendors depending on the solution in question. We compete with respect to the largest number of our solutions with Simulation Sciences, Inc., a subsidiary of Invensys plc. With respect to particular software solutions, we also compete with Chemstations, Inc., AEA Technology Engineering Software (a subsidiary of AEA Technology plc), OSI Software, Inc., The Foxboro Company and Wonderware Corporation (both of which are subsidiaries of Invensys plc), the Simcon division of ABB Asea Brown Boveri (Holding) Ltd., and several smaller competitors, such as Pavilion Technologies, Inc. With respect to our supply chain management solutions we compete with vendors such as i2 Technologies, Inc. and Manugistics Group, Inc.

     In recent years, there has been consolidation in the markets in which we compete that has expanded the breadth of product and service offerings by certain of our competitors, such as the acquisitions by Invensys plc of Simulation Sciences, Inc. the Foxboro Company and Wonderware Corporation. In addition, a number of vendors of ERP software products, such as Baan Company N.V., J.D. Edwards Inc., Oracle Corporation, PeopleSoft, Inc. and SAP A.G., are expanding their presence in the market for supply chain management solutions via internal research and development, acquisitions and salesand marketing agreements with independent vendors of supply chain management solutions. We expect to encounter increasing competition from these companies and from DCS vendors, such as Honeywell Inc., as they expand their software and service offerings to include additional aspects of process manufacturing. As a result of this consolidation and the expansion of DCS and ERP vendors into additional markets, from time to time we may compete with divisions of companies with which we collaborate on other occasions, such as Honeywell Inc. and Invensys plc. There can be no assurance that our efforts to compete and cooperate simultaneously with these or other companies will be successful. The further consolidation of existing competitors or the emergence of new competitors could have a material adverse effect on our business, operating results and financial condition.

     Some of our competitors also supply related hardware products to our existing and potential customers and may have established relationships that afford those competitors an advantage in supplying software and services to those customers. Our continued success depends on our ability to compete effectively with our commercial competitors and to persuade prospective customers to use our products and services instead of, or in addition to, software developed internally or services provided by their own personnel. In light of these factors, there can be no assurance that we will be able to maintain our competitive position.

FUTURE ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

     An element of our business strategy is to continue to pursue strategic acquisitions that will provide us with complementary products, services and technologies and with additional engineering personnel. The identification and pursuit of these acquisition opportunities and the integration of acquired personnel, products, technologies and businesses require a significant amount of management time and skill. There can be no assurance that we will be able to identify suitable acquisition candidates, consummate any acquisition on acceptable terms or successfully integrate any acquired business into our operations. In light of the consolidation trend in our industry, we expect to face competition for acquisition opportunities, which may substantially increase the cost of any acquisition consummated by us. There can also be no assurance that any future acquisition will not have a material adverse effect upon our operating results as a result of non-recurring charges associated with the acquisition or as a result of integration problems in the fiscal quarters following consummation of the acquisition. Acquisitions may also expose us to additional risks, including diversion of management's attention, failure to retain key acquired personnel, assumption of legal or other liabilities and contingencies, and amortization of goodwill and other acquired intangible assets, some or all of which could have a material adverse effect on our business, operating results and financial condition. Moreover, customer dissatisfaction with, or problems caused by, the performance of any acquired technologies could have a material adverse impact on our reputation as a whole. In addition, there can be no assurance that acquired businesses will achieve anticipated revenues and earnings. We may use Common Stock or Preferred Stock or may incur long-term indebtedness or a combination thereof for all or a portion of the consideration to be paid in future acquisitions. The issuance of Common Stock or Preferred Stock in acquisitions could result in dilution to existing stockholders, while the use of cash reserves or significant debt financing to fund acquisitions could reduce our liquidity.

OUR FAILURE TO DEVELOP AND SELL NEW AND ADDITIONAL PRODUCTS AND SERVICES COULD IMPAIR OUR FINANCIAL RESULTS AND ADVERSELY AFFECT OUR BUSINESS.

     The market for software and services for process manufacturing optimization is characterized by rapidly changing technology and continuing improvements in computer hardware, operating systems, programming tools, programming languages and database technology. Our future success will depend on our ability to enhance our current software products and services, integrate our current and future software offerings, modify our products to operate on additional or new operating platforms or systems, and develop in a timely and cost-effective manner new software and services that meet changing market conditions, including evolving customer needs, new competitive software and service offerings, emerging industry standards and changing technology. We have announced our intention to further integrate our software products with each other and to integrate those products with ERP, DCS and other business software solutions. We believe additional development will be necessary before our products are fully integrated with each other and with these other solutions, particularly with respect to ERP solutions. In the past, we have experienced delays in the development and enhancement of new and existing products, and have on occasion postponed scheduled delivery dates for certain of our products. There can be no assurance that we will be able to meet customers' expectations with respect to product development, enhancement and integration or that our software and services will otherwise address adequately the needs of customers. Like many other software products, our software has on occasion contained undetected errors or "bugs." Because new releases of our software products are initially installed only by a selected group of customers, any errors or "bugs" in those new releases may not be detected for a number of months after the delivery of the software. If our products do not perform substantially as expected or are not accepted in the marketplace, our business, operating results and financial condition would be materially adversely affected.

OUR BUSINESS MAY BE HARMED IF WE LOSE THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER OR OTHER KEY PERSONNEL.

     Our future success depends to a significant extent on Lawrence B. Evans, our principal founder, Chairman and Chief Executive Officer, our other executive officers, and a number of key engineering, technical, managerial and marketing personnel. The loss of the services of any of these individuals or groups of individuals could have a material adverse effect on our business, operating results and financial condition. None of our executive officers has entered into an employment agreement with us, and we do not have, and are not contemplating securing, any significant amount of key-person life insurance on any of our executive officers or other key employees. In addition to the need to recruit qualified project engineers, we believe that our future success will also depend significantly upon our ability to attract, motivate and retain additional highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, motivating and retaining the personnel we require to continue to grow and operate profitably.

WE MAY BE SUBJECT TO SIGNIFICANT EXPENSES AND DAMAGES BECAUSE OF LIABILITY
CLAIMS.

     The sale and implementation of certain of our software products and services, particularly in the areas of advanced process control and optimization, may entail the risk of product liability claims. Our software products and services are used in the design, operation and management of manufacturing processes at large facilities, and any failure of the software at those facilities could result in significant claims for damages or for violations of environmental, safety and other laws and regulations. Our agreements with our customers generally contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions in our agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A substantial product liability claim against us could have a material adverse effect upon our business, operating results and financial condition.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, AND WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT OR CLAIMS OF INFRINGEMENT.

     We regard our software as proprietary and rely on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect our proprietary rights. We have United States patents for the expert guidance system in our proprietary graphical user interface, the simulation and optimization methods in our optimization software, a process flow diagram generator in our planning and scheduling software, and a process simulation apparatus in our polymers software. We have registered or have applied to register certain of our significant trademarks in the United States and in certain other countries. We generally enter into non-disclosure agreements with our employees and customers, and historically have restricted access to our software products' source codes, which we regard as proprietary information. In a few cases, we have provided copies of the source code for certain products to customers solely for the purpose of special customization of the products and have deposited copies of the source code for some of our products in third-party escrow accounts as security for on-going service and license obligations. In these cases, we rely on nondisclosure and other contractual provisions to protect our proprietary rights.

     The laws of certain countries in which our products are licensed do not protect our products and intellectual property rights to the same extent as the laws of the United States. The laws of many countries in which we license our products protect trademarks solely on the basis of registration. We currently possess a limited number of trademark registrations in certain foreign jurisdictions and do not possess, and have not applied for, any foreign copyright or patent registrations. In fiscal 1997, 1998 and 1999, we derived approximately 50.0%, 45.4% and 53.4% of our total revenues, respectively, from customers outside the United States. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to deter misappropriation of its technology or independent development by others of technologies that are substantially equivalent or superior to our technology. Any such misappropriation of our technology or development of competitive technologies could have a material adverse effect on our business, operating results and financial condition. We could incur substantial costs in protecting and enforcing our intellectual property rights. Moreover, from time to time third parties may assert patent, trademark, copyright and other intellectual property rights to technologies that are important to us. In such an event, we may be required to incur significant costs in litigating a resolution to the asserted claims. There can be no assurance that such a resolution would not require that we pay damage or obtain a license of a third party's proprietary rights in order to continue licensing our products as currently offered or, if such a license is required, that it will be available on terms acceptable to us, if at all.

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

     We have experienced substantial growth in recent years in the number of our employees, the scope of our operating and financial systems, and the geographic area of our operations. Our operations have expanded significantly through both internally generated growth and acquisitions. This growth has resulted in increased responsibilities for the our management. To manage our growth effectively, we must continue to expand our management team, attract, motivate and retain employees, including qualified project engineers, and implement and improve its operating and financial systems. There can be no assurance that our current management systems will be adequate or that we will be able to manage our recent or future growth successfully. Any failure to do so could have a material adverse effect on our business, operating results and financial condition.

OUR INTERNATIONAL OPERATIONS FACE ADDITIONAL RISKS.

     In fiscal 1997, 1998 and 1999, we derived approximately 50.0%, 45.4% and 53.4% of our total revenues, respectively, from customers outside the United States. We anticipate that revenues from customers outside the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Our operations outside the United States are subject to additional risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, difficulties or delays in translating products and product documentation into foreign languages, and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our business, operating results and financial condition.

     The impact of future exchange rate fluctuations on our financial condition and operating results cannot be accurately predicted. In recent years, we have increased the extent to which we denominate arrangements with customers outside the United States in the currencies of the country in which the software or services are provided. From time to time we have engaged in, and may continue to engage in, hedges of a significant portion of installment contracts denominated in foreign currencies. There can be no assurance that any hedging policies implemented by us will be successful or that the cost of such hedging techniques will not have a significant impact on our business, operating results and financial condition.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO INCREASE OUR MARKET PENETRATION.

     Increased use in the process industries of software and services for process manufacturing optimization in general and of our software products and services in particular is critical to our future growth. We believe that a number of factors will determine our ability to increase market penetration. These factors include product performance, accuracy of results, reliability, breadth and integration of product offerings, scope of applications, and ease of implementation and use. Our failure to achieve increased market penetration in the process industries would substantially restrict our future growth and could have a material adverse effect on our business, operating results and financial condition.

PROBLEMS RELATED TO THE YEAR 2000 ISSUE COULD CAUSE INTERNAL SYSTEM FAILURES THAT IMPAIR OUR OPERATIONS OR COULD REQUIRE THAT WE INCUR SIGNIFICANT REMEDIATION COSTS.

     Many currently installed computer systems and software applications are designed to accept only two digit entries in the date code field used to identify years. These date code fields will need to be modified to recognize twenty-first century years. As a result, computer systems and software applications used by many companies may need to be upgraded to comply with Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects of failure to comply with such requirements.

     We have implemented a Year 2000 compliance program. This program includes implementation of Year 2000 compliance processes for the software products and services which we provide to customers, as well as processes to ensure compliance of our internal business operations and those of our suppliers. We have tested or modified all current versions of our software products. We have not tested all prior versions of all products or current products used on Year 2000 non-compliant systems. We have implemented procedures to review all service projects performed for customers, to ensure Year 2000 compliant services are provided. We have carried out some testing and remediation of custom applications previously developed by or for our customers, and prior non-compliant versions of standard software products have been or are planned to be replaced with either new software products or Year 2000 compliant releases by the end of 1999. There can be no assurance that we will be able to test or remediate all custom applications currently in use by our customers, however, we have attempted to notify all customers who we think should test custom applications. Although we have obtained representations as to Year 2000 compliance from the sellers of certain of our acquired technologies, there can be no assurance that we will not encounter Year 2000 problems arising from these technologies or any other technologies that we may acquire in the future. Moreover, the ability of our software products to comply with Year 2000 requirements depends in part upon the availability of Year 2000 compliant versions of operating systems and software applications used by or with our products. Any delay by third party vendors in developing or offering, or the failure to develop or offer, Year 2000 compliant products or any necessary updates to existing products which operate with our products, could result in customer delays in purchasing our products and services or in reduced demand for those products and services, and could also result in errors that materially impair the utility of one or more of our products, any of which could have a material adverse effect on our business, operating results and financial condition. Although we do not expect the costs associated with its Year 2000 compliance program to be material, there can be no assurance that unidentified Year 2000 problems will not cause us to incur material expenses in responding to such problems or otherwise have a material adverse effect on our business, operating results and financial condition. Moreover, customer purchasing patterns may be affected by Year 2000 issues as customers delay purchases in anticipation of the future release of Year 2000 compliant products or releases, and as customers expend significant resources to upgrade their current software systems and applications for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by us.

     We have reviewed certain internal systems and future system plans to assess Year 2000 compliance. We expect that our internal system development plans will address the Year 2000 issue and will correct any existing non-compliant systems without the need to accelerate the overall information systems implementation plans. We expect to incur internal staff costs as well as consulting and other expenses related to system enhancements for the year 2000. We believe that the cost of any modifications will not be material. Our ability to implement our information systems plan and to make the necessary modifications or replacements may be adversely affected by a number of factors outside our control, including the ability of our personnel to locate and correct all relevant computer codes in use. We have conducted an assessment of our systems and operations in order to more fully identify and plan for any Year 2000 risks, although we believe that our business would not be materially affected by the failure of any internal systems to be Year 2000 compliant. If there are unidentified dependencies on internal systems to operate the business, or if any required modifications are not completed on a timely basis or are more costly to implement than currently anticipated, our business, financial condition or results of operations could be materially adversely affected.

OUR COMMON STOCK MAY EXPERIENCE SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS.

     The equity markets have from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, and those fluctuations have often been unrelated to the operating performance of particular companies. In addition, factors such as our financial performance, announcements of technological innovations or new products by us or our competitors, as well as market conditions in the computer software or hardware industries, may have a significant impact on the market price of our Common Stock.

WE HAVE ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY.

     Our Certificate of Incorporation, our By-Laws and certain Delaware laws contain provisions that may discourage acquisition bids for us and that may deprive stockholders of certain opportunities to receive a premium for their shares as part of an acquisition. Preferred Stock may be issued by us in the future without stockholder approval and upon such terms as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock. We have adopted a stockholder rights plan, which may deter or delay attempts to acquire us or accumulate shares of Common Stock.

ITEM 2.  PROPERTIES

     Our principal offices occupy approximately 110,000 square feet of office space in Cambridge, Massachusetts. The lease of our principal offices expires on September 30, 2002. We and our subsidiaries also own or lease office space in New Providence, New Jersey; Houston, Texas; Midlothian, Virginia; Bothell, Washington; Brussels, Belgium; Calgary, Alberta, Canada; Cambridge, England; Warrington, England; Hong Kong; Tokyo, Japan; Best, The Netherlands; Singapore; and other locations where additional sales and customer support offices are located. We anticipate a consolidation of our Houston, Texas facilities in late fiscal 2000 and have signed a lease agreement for new office space which encompasses approximately 245,000 square feet and has a twelve year commitment. We believe that our existing and planned facilities are adequate for our current needs and our needs for the reasonably foreseeable future and that, if additional space is needed, such space will be available on acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

     We are a party to lawsuits in the normal course of our business. We believe that we have meritorious defenses in all lawsuits in which we or our subsidiaries are a defendant. We note that (a) securities litigation, in particular, can be expensive and disruptive to normal business operations and
(b) the results of complex legal proceedings can be very difficult to predict.

     On October 5, 1998, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, on behalf of purchasers of our common stock between April 28, 1998 and October 2, 1998, the Van Ormer Complaint. The lawsuit seeks an unspecified amount of damages and claims violations of Sections10 (b) and 20(a) of the Securities Exchange Act of 1934, alleging that we issued a series of materially false and misleading statements concerning our financial condition, our operations and integration of several acquisitions. On October 26 a second purported class action lawsuit was filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, on behalf of purchasers of our common stock between April 28, 1998 and October 2, 1998 which was verbatim identical to the Van Ormer Complaint except only for the plaintiff's name, the Clancey Complaint. On November 20, 1998 a third purported class action lawsuit was filed in the same court against the same defendants which was verbatim identical to the Van Ormer and Clancey Complaints except only for the plaintiff's name, the expansion of the class action period from January 27, 1998 to October 2, 1998, and the addition of references to statements made between January 27, 1998 and April 28, 1998, the Marucci Complaint. On January 27, 1999, in response to a motion to dismiss filed by us, the plaintiffs consolidated the three complaints and filed a Consolidated Amended Class Action Complaint. The case was reassigned to a new judge during the summer for the second time and, as of September 23, 1999, she had not taken any action or rendered any decision. We believe we have meritorious legal defenses to the lawsuits and intend to defend vigorously against these actions. We are currently unable, however, to determine whether resolution of these matters will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1999.

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

                                                               HIGH        LOW
                                                              -------    -------
FISCAL 1998:
  First Quarter.............................................  $46.250    $29.500
  Second Quarter............................................   39.875     27.875
  Third Quarter.............................................   43.375     23.500
  Fourth Quarter............................................   53.125     37.750
FISCAL 1999:
  First Quarter.............................................  $56.875    $18.500
  Second Quarter............................................   26.750      6.125
  Third Quarter.............................................   18.125      9.125
  Fourth Quarter............................................   12.875      8.250

HOLDERS

     As of June 30, 1999, there were 1,268 holders of record of Common Stock.

DIVIDENDS

     We have never declared or paid cash dividends on our capital stock, although one of our subsidiaries paid dividends to its stockholders prior to its acquisition by us in fiscal 1995. We currently intend to retain all of our earnings, if any, for use in its business and do not anticipate paying any cash dividends in the foreseeable future. In addition, under the terms of our bank line of credit, we are prohibited from paying any cash dividends. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as the Board of Directors may deem relevant.

REPRICING OF EMPLOYEE STOCK OPTIONS

     On November 11, 1998 our Board of Directors approved the repricing of certain employee stock options with an exercise price in excess of the fair market value of our common stock. The exercise price for 2.6 million shares of employee stock options was reset to $14.125, the closing market price on November 11, 1998. All such options were adjusted by resetting vesting back one year. Stock options held by executive officers and directors were not eligible for the repricing.

SALES OF UNREGISTERED SECURITIES

     During fiscal 1999, we issued shares of our Common Stock to the former equity holders of Syllogistics, Inc., a one employee company, in exchange for all of the outstanding equity securities of that entity as follows:

                                                                     SHARES OF
                                                                       COMMON
BUSINESS ACQUIRED                                DATE ACQUIRED      STOCK ISSUED
-----------------                               ----------------    ------------
Syllogistics, Inc.............................  October 14, 1999       45,000

     All of the shares issued in this transaction were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. All of these shares have been subsequently registered pursuant to shelf registration statement filed with the Securities and Exchange Commission on June 8, 1999 in accordance with registration rights arrangements entered into in connection with the acquisition.

     On June 17, 1998, AspenTech completed the sale of $86,250,000 aggregate principal amount of our 5 1/4% Convertible Subordinated Debentures due June 15, 2005 (the "Debentures"). The Debentures were sold by us to Goldman, Sachs, & Co., NationsBanc Montgomery Securities LLC and William Blair & Company, L.L.C., Initial Purchasers, which offered and sold the Debentures to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. We initially offered $75,000,000 aggregate principal amount of Debentures and sold an additional $11,250,000 aggregate principal amount of Debentures pursuant to the Initial Purchasers' exercise of an over-allotment option.

     The Debentures were offered at a price of 100% of principal amount, or $86,250,000. The net proceeds received by us from the sale of the Debentures, after deducting underwriting commissions of $3,018,750 (but before deducting expenses of the offering), totalled $83,231,250. We intend to use the net proceeds for working capital and other general corporate purposes. We may use a portion of the net proceeds to acquire or invest in one or more new technologies, products or businesses that expand, complement or are otherwise related to our current business and software and service solutions.

     The Debentures are convertible into shares of Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of approximately $52.97 per share of Common Stock (equivalent to a conversion rate of 18.9791 shares per $1,000 principal amount of Debentures), subject to adjustment in certain events.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated balance sheet data as of June 30, 1998 and 1999 and the selected consolidated statement of operations data for each of the years ended June 30, 1997, 1998 and 1999 have been derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this Form 10-K. The selected consolidated balance sheet data as of June 30, 1995, 1996 and 1997 and the selected consolidated statement of operations data for the years ended June 30, 1995 and 1996 have been derived from the Company's Consolidated Financial Statements, which also have been audited by Arthur Andersen LLP but are not included in this Form 10-K. The following selected consolidated financial data are qualified by reference to the more detailed Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K, and should be read in conjunction with such Consolidated Financial Statements and Notes and the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         YEAR ENDED JUNE 30,
                                       -------------------------------------------------------
                                        1995        1996        1997        1998        1999
                                       -------    --------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues:
  Software licenses..................  $49,479    $ 70,199    $103,179    $139,390    $ 91,621
  Services and other.................   16,540      44,619      90,891     113,165     127,972
                                       -------    --------    --------    --------    --------
Total revenues.......................   66,019     114,818     194,070     252,555     219,593
                                       -------    --------    --------    --------    --------
Expenses:
  Cost of software licenses..........    3,080       3,992       5,539       8,178       7,862
  Cost of services and other.........   10,052      27,220      54,006      68,490      83,346
  Selling and marketing..............   24,276      36,610      56,034      74,926      85,249
  Research and development...........   12,652      22,310      33,580      43,553      48,067
  General and administrative.........    5,679      10,715      17,072      20,208      23,253
  Restructuring and other charges....       --          --          --          --      17,867
  Charge for in-process research and
     development.....................       --      24,421       8,664       8,472          --
  Costs related to acquisitions......      950          --          --       4,984          --
                                       -------    --------    --------    --------    --------
Total expenses.......................   56,689     125,268     174,895     228,811     265,644
                                       -------    --------    --------    --------    --------
Income (loss) from operations........    9,330     (10,450)     19,175      23,744     (46,051)
Foreign currency exchange gain
  (loss).............................       34        (223)       (236)       (454)        (94)
Income (loss) on equity in joint
  ventures...........................       22          10          26          45          19
Interest income......................    3,138       3,745       5,556       5,727       9,957
Interest expense.....................     (561)     (1,323)       (151)       (377)     (5,677)
                                       -------    --------    --------    --------    --------
Income (loss) from before provision
  for (benefit from) income taxes....   11,963      (8,241)     24,370      28,685     (41,846)
Provision for (benefit from) income
  taxes..............................    4,854       6,146      10,169      14,049     (16,111)
                                       -------    --------    --------    --------    --------
Net income (loss)(1).................  $ 7,109    $(14,387)   $ 14,201    $ 14,636    $(25,735)
                                       =======    ========    ========    ========    ========
Diluted net income (loss) per
  share(2)...........................  $  0.42    $  (0.83)   $   0.63    $   0.59    $  (1.04)
Basic net income (loss) per
  share(2)...........................  $  0.46    $  (0.83)   $   0.66    $   0.63    $  (1.04)
Weighted average shares
  outstanding -- diluted(2)..........   17,113      17,432      22,707      24,883      24,835
Weighted average shares
  outstanding -- basic(2)............   15,321      17,432      21,368      23,415      24,835

                                                              JUNE 30,
                                       -------------------------------------------------------
                                        1995        1996        1997        1998        1999
                                       -------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash-equivalents..........  $ 6,290    $ 14,773    $ 18,284    $ 78,694    $ 33,456
  Working capital....................   31,377      72,560      73,789     172,866     152,143
  Total assets.......................   83,259     168,986     203,545     342,882     322,242
  Long-term obligations, less current
     maturities......................    4,087         706         462      90,635      89,405
  Total stockholders' equity.........   45,824     104,477     137,414     165,016     143,226

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

(2) Computed as described in Note 2(i) of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its founding in 1981, the Company has developed and marketed software and services to companies in the process industries. The Company's revenues have increased at an average compounded rate of 34.8% since fiscal 1994, when the Company filed its initial public offering. In addition to internally generated growth, the Company has acquired 17 businesses since May 1995, including Industrial Systems, Inc. ("ISI") in the fourth quarter of fiscal 1995, DMCC and Setpoint in the third quarter of fiscal 1996, and Chesapeake in the fourth quarter of fiscal 1998.

     The Company acquired DMCC, Setpoint and four other, less material businesses in transactions accounted for as purchases. The Company's results of operations include the results of operations of DMCC, Setpoint and these four other companies only for periods subsequent to their respective dates of acquisition. As of result, period-to-period comparisons of the Company's results of operations may not be meaningful. See Note 4 of Notes to Consolidated Financial Statements.

     The Company acquired ISI, Chesapeake and eight other businesses in transactions accounted for as poolings of interests. Of these acquisitions, only the acquisitions of ISI and Chesapeake were material to the Company's financial condition and results of operations. Accordingly, the Company has restated its consolidated financial statements to reflect the historic operations of ISI and Chesapeake but not the other, immaterial acquisitions.

     The Company's operating results for fiscal 1999 were adversely affected by a lower than expected level of license revenues. The shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in our core vertical markets of refining, chemicals, and petrochemicals. These lower revenues resulted in lower than planned operating results and a net loss for fiscal 1999.

     In April 1999, Company management undertook certain actions to restructure its business. In connection with this restructuring, the Company has reduced its staff by approximately 200 employees, about twelve percent of the global workforce and began consolidating facilities, streamlining operations and rationalizing certain non-core products and activities acquired in recent years. As a result of these measures, the Company has recorded a $17.9 million one-time charge for restructuring and other costs in fiscal 1999.

     The Company typically licenses its process design software solutions for terms of 3 to 5 years, its process operation software solutions for terms of 99 years, its planning and scheduling software solutions for terms of 5 or 25 years, and its other process management software solutions for terms of 99 years. See "Item 1. Business -- Software and Service Solutions."

     License revenue, including license renewals, consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. The Company uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The Company recognizes revenues from customer support ratably over the term of the support agreement. If a customer elects to pay for a license in annual installments, the Company charges an implicit amount of interest and recognizes interest income over the term of the license. A substantial majority of the Company's term licenses have been renewed upon expiration. However, there can be no assurance that customers will continue to renew expiring term licenses at the historical rate.

     The Company derives a significant portion of its revenue from consulting projects related to the implementation of its software solutions, particularly in connection with projects involving advanced process control, real-time optimization and information management software. For fiscal 1999, the Company derived 41.7% of its total revenues from the licensing of software products and 58.3% of its total revenues from the provision of services. The Company generally charges customers for consulting services on a fixed-price basis, but charges customers for certain services, primarily on-site advanced process control and optimization services and supply chain, on a time-and-materials basis. Service revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the portion of costs incurred to date as a percentage of the estimated total (primarily labor) costs for each contract. Service revenues from time-and-materials contracts are recognized as the related services are performed. Training revenues are recognized as services are performed. Services that have been performed but for which billings have not been made are recorded as unbilled receivables, and billings for which services have not been performed are recorded as unearned revenue in the Company's Consolidated Balance Sheets.

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

     The Company's operating costs include the amortization of intangible assets, including goodwill, arising from acquisitions accounted for as purchases. The net balance of these intangible assets as of June 30, 1999 was $9.1 million and is being amortized over periods ranging from 5 to 12 years. The amortization from acquisitions that was charged to operations was $2.7 million for fiscal 1998 and $3.0 million for fiscal 1999. Amortization expense for fiscal 2000 will range from $611,000 to $361,000 per quarter, on a declining schedule; fiscal 2001 amortization expense will decline from $361,000 to $318,000 per quarter while fiscal 2002 will range from $318,000 to $190,000 per quarter. Thereafter amortization expense will continue to decline through its completion in fiscal 2009.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain consolidated statement of operations data for the periods indicated:

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                              1997     1998     1999
                                                              -----    -----    -----
Revenues:
  Software licenses.........................................   53.2%    55.2%    41.7%
  Service and other.........................................   46.8     44.8     58.3
                                                              -----    -----    -----
Total revenues..............................................  100.0    100.0    100.0
                                                              -----    -----    -----
Expenses:
  Cost of software licenses.................................    2.9      3.2      3.6
  Cost of service and other.................................   27.8     27.1     38.0
  Selling and marketing.....................................   28.9     29.7     38.8
  Research and development..................................   17.3     17.2     21.9
  General and administrative................................    8.8      8.0     10.6
  Restructuring and other charges...........................     --       --      8.1
  Charge for in-process research and development............    4.5      3.4       --
  Costs related to acquisitions.............................     --      2.0       --
                                                              -----    -----    -----
Total expenses..............................................   90.2     90.6    121.0
                                                              -----    -----    -----
Income (loss) from operations...............................    9.8      9.4    (21.0)
  Interest income...........................................    2.9      2.3      4.5
  Interest expense..........................................   (0.1)    (0.1)    (2.5)
  Other income (expense), net...............................   (0.1)    (0.2)      --
                                                              -----    -----    -----
Income (loss) before provision for (benefit from) income
  taxes.....................................................   12.5     11.4    (19.0)
  Provision for (benefit from) income taxes.................    5.2      5.6     (7.3)
                                                              -----    -----    -----
Net income (loss)...........................................    7.3%     5.8%   (11.7)%
                                                              =====    =====    =====

  COMPARISON OF FISCAL 1999 TO FISCAL 1998

     REVENUES. Revenues are derived from software licenses and services. Total revenues for fiscal 1999 decreased 28.5% to $219.6 million from $252.6 million in fiscal 1998.

     Software license revenues represented 41.7% and 55.2% of total revenues for fiscal 1999 and 1998, respectively. Revenues from software licenses in fiscal 1999 decreased 34.3% to $91.6 million from $139.4 million in fiscal 1998. Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. The decrease in fiscal 1999 license revenues resulted primarily from delayed decision making driven by economic difficulties among customers in our core vertical markets of refining, chemicals, and petrochemicals.

     Total revenues from customers outside the United States were $117.3 million or 53.4% of total revenues and $114.7 million or 45.4% of total revenues for fiscal 1999 and 1998, respectively. The geographical mix of revenues can vary from period to period.

     Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for fiscal 1999 increased 11.6% to $128.0 million from $113.2 million for fiscal 1998. This increase reflects a continued focus during fiscal 1999 on providing high value-added consulting and training services to existing customers. Revenues from service and other for both fiscal 1999 and 1998 was adversely affected by lower-than-planned levels of consultant utilization. The lower fiscal 1999 utilization was attributable to the delay of project starts by clients, while the fiscal 1998 utilization shortfall was attributable to temporary mismatches between types and geographies of scheduled projects, the skill sets and locations of available personnel and the timing of certain project starts.

     Neither the Company's joint venture or similar activities nor any discounting or similar activities have historically had a material effect on the Company's revenues.

     COST OF SOFTWARE LICENSES. Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software (including disk duplication and third-party software costs), printing of manuals and packaging. Cost of software licenses for fiscal 1999 decreased 3.9% to $7.9 million from $8.2 million in fiscal 1998. Cost of software licenses as a percentage of revenues from software licenses increased to 8.6% for fiscal 1999 from 5.9% for fiscal 1998. This increase was due to relatively flat expenses spread over a lower revenue base.

     COST OF SERVICE AND OTHER. Cost of service and other consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the costs of manuals that are sold as separate items. Cost of service and other for fiscal 1999 increased 21.7% to $83.3 million from $68.5 million for fiscal 1998. Cost of service and other as a percentage of revenues from services and other increased to 65.1% for fiscal 1999 from 60.5% for fiscal 1998. This percentage increase reflects a cost base that was increased to support a projected higher revenue level. This higher revenue level was not realized due to lower utilization rates attributable to the delay of project starts by clients.

     SELLING AND MARKETING. Selling and marketing expenses for fiscal 1999 increased 13.8% to $85.2 million from $74.9 million for fiscal 1998 while increasing as a percentage of revenues to 38.8% from 29.7%. The dollar and percentage increases were attributable to a cost base that was increased to support a higher revenue level that was not achieved. A significant component of the April 1999 restructuring included selective reduction of sales and marketing staff in certain markets and geographic locations. These selective reductions were made to correspond to the customer opportunities in certain of our core vertical markets and customer locations. The Company continues to selectively invest in sales personnel and regional sales offices to improve the Company's geographic proximity to its customers, to maximize the penetration of existing accounts and to add new customers.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist of personnel and outside consultancy costs required to conduct the Company's product development efforts. Capitalized research and development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses for fiscal 1999 increased 10.4% to $48.1 million from $43.6 million for fiscal 1998 while increasing as a percentage of total revenues to 21.9% from 17.2%. The increase in costs principally reflects continued investment in development of the Company's individual software solutions and increased development of the Aspen Framework as the backbone of our Plantelligence solution. The Company capitalized 5.8% of its total research and development costs during fiscal 1999 as compared to 8.2% in fiscal 1998.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees and amortization of intangibles. General and administrative expenses for fiscal 1999 increased 15.1% to $23.3 million from $20.2 million for fiscal 1998, and increasing as a percentage of total revenues to 10.6% from 8.0%. The increase in costs was due primarily to payments to strategic consultants to assist in the realignment of the business, litigation support, and the increase in the reserve for bad debts.

  RESTRUCTURING AND OTHER CHARGES. In the fourth quarter of fiscal 1999, the Company undertook certain actions to restructure its business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties in certain of our core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. The principal charges in the restructuring plan include: the reduction of workforce, $4,324; the close-down or consolidation of a number of offices and facilities, $10,224; the rationalizing of certain non-core products and activities acquired in recent years yielding the writing off of $3,060 of assets; and, other general cost reductions of $259.

     INTEREST INCOME. Interest income is generated from the license of software pursuant to installment contracts for process design software and the investment of excess cash in short-term investments. Under these installment contracts, the Company offers customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. A substantial majority of the process design modeling customers elect to license these products through installment contracts. The Company believes this election is made principally because the customers prefer to pay for the Company's process design software out of their operating budgets, rather than out of their capital budgets. Included in the annual payments is an implicit interest established by the Company at the time of the license. The Company sells a portion of the installment contracts to unrelated financial institutions. The interest earned by the Company on the installment contract portfolio in any one year is the result of the implicit interest established by the Company on installment contracts and the size of the contract portfolio. Interest income was $10.0 million for fiscal 1999 as compared to $5.7 million in fiscal 1998. The increase reflects the interest income generated from excess cash from the Company's 5 1/4% convertible debentures, which was not issued and outstanding until June 1998.

     INTEREST EXPENSE. Interest expense is generated from interest charged on the Company's 5 1/4% convertible debentures, bank line of credit and capital lease obligations. Interest expense in fiscal 1999 increased to $5.7 million from $0.4 million in fiscal 1998. The increase is primarily related to the interest expense on the Company's 5 1/4% convertible debentures, which did not exist until June 1998.

     PROVISION FOR/BENEFIT FROM INCOME TAXES. The effective tax rate in fiscal 1999 is calculated as a percentage of loss before taxes. The effective tax rate changed for fiscal 1999 to 38.5% of pre-tax loss as compared to 33.6% of net income exclusive of the non-recurring charge for in-process research and development for fiscal 1998. This change was primarily due to utilization of carrybacks of the fiscal 1999 taxable loss to prior years taxable income and the generation of certain tax credits.

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

     RESEARCH AND DEVELOPMENT. Research and development expenses for fiscal 1998 increased 29.7% to $43.6 million from $33.6 million for fiscal 1997 while decreasing slightly as a percentage of total revenues to 17.2% from 17.3%. The increase in costs principally reflects continued investment in development of the Company's core modeling products and a common software architecture encompassing the Company's expanded family of software products. The Company capitalized 8.2% of its total research and development costs during fiscal 1998 as compared to 6.6% in fiscal 1997.

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

     The Company ships software products within a short period after receipt of an order and usually does not have a material backlog of unfilled orders of software products. Consequently, revenues from software licenses, including license renewals in any quarter are substantially dependent on orders booked and shipped in that quarter. Historically, a majority of each quarter's revenues from software licenses has been derived from license agreements that have been consummated in the final weeks of the quarter. Therefore, even a short delay in the consummation of an agreement may cause revenues to fall below expectations for that quarter. The company's revenues in certain quarters of fiscal 1999 were lower than expected due to delayed decision making of economic difficulties among certain customers. These lower revenues resulted in lower than planned operating results and a net operating loss in each quarter of fiscal 1999. Additionally, since the Company's expense levels are based in part on anticipated revenues, the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall and any revenue shortfalls would likely have a disproportionately adverse effect on net income. The Company expects that these factors will continue to affect its operating results for the foreseeable future.

     Prior to fiscal 1997, and in fiscal 1999, we experienced a net loss for the first quarter of each fiscal year, in part because a substantial portion of the Company's total revenues is derived from countries other than the United States where business is slow during the summer months and also in part because of the timing of renewals of software licenses. We believe that we may continue to experience challenges in growing total revenues and net income in the first fiscal quarter as compared to the immediately preceding fiscal quarter. Because of the foregoing factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

     Because of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

     The following table presents selected quarterly statement of operations data for fiscal 1998 and 1999. These data are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of these data in accordance with generally accepted accounting principles.

                                               FISCAL 1998                               FISCAL 1999
                                  --------------------------------------   ---------------------------------------
                                  SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30
                                  --------   -------   -------   -------   --------   -------   -------   --------
                                                                   (IN THOUSANDS)
Revenues:
  Software licenses.............  $24,388    $32,465   $38,691   $43,846   $ 16,004   $28,673   $22,191   $ 24,753
  Service and other.............   25,065     27,738    29,697    30,665     30,705    32,982    32,001     32,284
                                  -------    -------   -------   -------   --------   -------   -------   --------
Total revenues..................   49,453     60,203    68,388    74,511     46,709    61,655    54,192     57,037
                                  -------    -------   -------   -------   --------   -------   -------   --------
Expenses:
  Cost of software licenses.....    1,672      1,752     1,540     3,214      1,667     1,943     2,149      2,103
  Cost of service and other.....   14,712     16,356    17,274    20,148     19,973    21,040    21,204     21,129
  Selling and marketing.........   15,186     17,621    19,876    22,243     19,145    21,609    22,207     22,288
  Research and development......   10,163     10,358    10,998    12,034     11,604    11,937    12,297     12,229
  General and administrative....    4,502      4,839     5,309     5,558      5,475     5,625     6,235      5,918
  Restructuring and other
    charges.....................       --         --        --        --         --        --        --     17,867
  Charge for in-process research
    and development.............       --         --     8,472        --         --        --        --         --
  Costs related to
    acquisitions................      509         --       475     4,000         --        --        --         --
                                  -------    -------   -------   -------   --------   -------   -------   --------
Total expenses..................   46,744     50,926    63,944    67,197     57,864    62,154    64,092     81,534
                                  -------    -------   -------   -------   --------   -------   -------   --------
Income (loss) from operations...    2,709      9,277     4,444     7,314    (11,155)     (499)   (9,900)   (24,497)
Other expense, net..............      (67)       (91)     (162)      (89)       218        28      (115)      (206)
Interest income, net............    1,453      1,347     1,358     1,192      1,152     1,212     1,005        911
                                  -------    -------   -------   -------   --------   -------   -------   --------
Income (loss) before provision
  for (benefit from) income
  taxes.........................    4,095     10,533     5,640     8,417     (9,785)      741    (9,010)   (23,792)
Provision for (benefit from)
  income taxes..................    1,460      3,791     5,073     3,725     (3,425)      260    (3,153)    (9,793)
                                  -------    -------   -------   -------   --------   -------   -------   --------
Net income (loss)...............  $ 2,635    $ 6,742   $   567   $ 4,692   $ (6,360)  $   481   $(5,857)  $(13,999)
                                  =======    =======   =======   =======   ========   =======   =======   ========

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, the Company has financed its operations principally through cash generated from sales of securities through private placements and public offerings of its Common Stock and the Debentures, operating activities, the sale of installment contracts to third parties and, at certain times during the year, borrowings under a bank line of credit.

     To date, the Company received a total of $87.0 million of net proceeds from its initial public offering and subsequent public offerings. A portion of the total net proceeds was used for working capital and other general corporate purposes, to pay a portion of the purchase prices of DMCC and Setpoint and to repay outstanding indebtedness under the Company's bank line of credit, subordinated notes and a promissory note issued in conjunction with the purchase of Setpoint. In the fourth quarter of fiscal 1998, the Company received a total of $82.4 million from its sale of the Debentures. A portion of these net proceeds was used for working capital and other general corporate purposes. The Company evaluates on an ongoing basis potential opportunities to acquire or invest in technologies, products, services, businesses or engineering personnel that expand, complement or are otherwise related to the Company's current business and products.

     In fiscal 1997 and 1998 operating activities provided $3.1 million and $19.7 million of cash, respectively, primarily as a result of net income and increases in accounts payable, accrued expenses and deferred revenue, offset in part by increases in long-term installments receivable and accounts receivable. In fiscal 1999, operating activities used $9.0 million of cash primarily as a result of the net loss, offset in part by increases in accounts payable and accrued expenses and a decrease in long-term installments receivable.

     In recent years, the Company has had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation (formerly Sanwa Business Credit Corporation). These contracts represent amounts due over the life of existing term licenses.

During fiscal 1999, installment contracts decreased by $3.3 million to $56.6 million, net of $32.3 million of installment contracts sold to General Electric Capital Corporation and Fleet Business Credit Corporation. During fiscal 1998, installment contracts increased by $9.8 million to $59.8 million, net of $51.3 million of installment contracts sold to General Electric Capital Corporation and Fleet Business Credit Corporation. During fiscal 1997, installment contracts increased by $20.3 million to $50.0 million, net of $30.2 million of installment contracts sold to General Electric Capital Corporation and Fleet Business Credit Corporation. The Company's arrangements with these two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At June 30, 1999, June 30, 1998 and June 30, 1997, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $91.5 million, $87.6 million and $57.8 million, respectively, for which the Company had partial recourse obligations of $3.8 million, $4.5 million and $6.6 million, respectively. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

     The Company maintains a $30.0 million bank line of credit, expiring on December 31, 2000, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate (7.75% at June 30, 1999) equal to the bank's prime rate or, at the Company's option, a rate (5.24% at June 30, 1999) equal to a defined LIBOR plus a specified margin. The line of credit agreement requires the Company to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net income before taxes and of the ratio of current assets to current liabilities. Additionally, the line is secured by certain of the Company's marketable securities. As of June 30, 1999, there were no outstanding borrowings under the line of credit.

     As of June 30, 1999, the Company had cash and cash-equivalents totaling $33.5 million, as well as short-term investments totaling $63.5 million. The Company's commitments as of June 30, 1999 consisted primarily of leases on its headquarters and other facilities. See "Item 1. Business -- Properties." There were no other material commitments for capital or other expenditures. The Company believes its current cash balances, availability of sales of its installment contracts, availability under its bank line of credit and cash flows from its operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

YEAR 2000 RESERVES

     Many currently installed computer systems and software applications are designed to accept only two digit entries in the date code field used to identify years. These date code fields will need to be modified to recognize twenty-first century years. As a result, computer systems and software applications used by many companies may need to be upgraded to comply with Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects of failure to comply with such requirements.

     We have implemented a Year 2000 compliance program. This program includes implementation of Year 2000 compliance processes for the software products and services which we provide to customers, as well as processes to ensure compliance of our internal business operations and those of our suppliers. We have tested or modified all current versions of our software products. We have not tested all prior versions of all products or current products used on Year 2000 non-compliant systems. We have implemented procedures to review all service projects performed for customers, to ensure Year 2000 compliant services are provided. We have carried out some testing and remediation of custom applications previously developed by or for our customers, and prior non-compliant versions of standard software products have been or are planned to be replaced with either new software products or Year 2000 compliant releases by the end of 1999. There can be no assurance that we will be able to test or remediate all custom applications currently in use by our customers, however, we have attempted to notify all customers who we think should test custom applications. Although we have obtained representations as to Year 2000 compliance from the sellers of certain of our acquired technologies, comply with Year 2000 requirements depends in part upon the availability of Year 2000 compliant versions of operating systems and software applications used by or with our products. Any delay by third party vendors in developing or offering, or the failure to develop or offer, Year 2000 compliant products or any necessary updates to existing products which operate with our products, could result in customer delays in purchasing our products and services or in reduced demand for those products and services, and could also result in errors that materially impair the utility of one or more of our products, any of which could have a material adverse effect on our business, operating results and financial condition. Although we do not expect the costs associated with its Year 2000 compliance program to be material, there can be no assurance that unidentified Year 2000 problems will not cause us to incur material expenses in responding to such problems or otherwise have a material adverse effect on our business, operating results and financial condition. Moreover, customer purchasing patterns may be affected by Year 2000 issues as customers delay purchases in anticipation of the future release of Year 2000 compliant products or releases, and as customers expend significant resources to upgrade their current software systems and applications for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by us.

     We have reviewed certain internal systems and future system plans to assess Year 2000 compliance. We expect that our internal system development plans will address the Year 2000 issue and will correct any existing non-compliant systems without the need to accelerate the overall information systems implementation plans. We expect to incur internal staff costs as well as consulting and other expenses related to system enhancements for the year 2000. We believe that the cost of any modifications will not be material. Our ability to implement our information systems plan and to make the necessary modifications or replacements may be adversely affected by a number of factors outside our control, including the ability of our personnel to locate and correct all relevant computer codes in use. We have conducted an assessment of our systems and operations in order to more fully identify and plan for any Year 2000 risks, although we believe that our business would not be materially affected by the failure of any internal systems to be Year 2000 compliant. If there are unidentified dependencies on internal systems to operate the business, or if any required modifications are not completed on a timely basis or are more costly to implement than currently anticipated, our business, financial condition or results of operations could be materially adversely affected.

INFLATION

     Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have significant impact during fiscal 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE MARKET DISCLOSURES

     Information relating to quantitative and qualitative disclosure about market risk is set forth under the captions "Notes to Consolidated Financial Statements," 2(c), 2(h), 2(k), and 12 and below under the captions "Investment Portfolio" and "Foreign Exchange Hedging".

  INVESTMENT PORTFOLIO

     The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issuer and the types of instruments approved for investment. The Company does not expect any material loss with respect to its investment portfolio. The following table provides information about the Company's investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interests rates by expected maturity dates.

     Principal (Notional) Amounts by Expected Maturity in U.S. Dollars (in 000s, except interest rates)

                                     FAIR VALUE AT                                           FY2004 &
                                        6/30/99      FY2000    FY2001    FY2002    FY2003   THEREAFTER
                                     -------------   -------   -------   -------   ------   ----------
Cash Equivalents...................     $20,811      $20,811        --        --       --      --
Weighted Average Interest Rate.....        4.92%        4.92%       --        --       --      --
Investments........................     $63,512      $32,688   $12,867   $14,959   $2,998      --
Weighted Average Interest Rate.....        6.08%        5.93%     6.19%     6.33%    6.03%     --
Total Portfolio....................     $84,323      $53,499   $12,867   $14,959   $2,998      --
Weighted Average Interest Rate.....        5.80%        5.54%     6.19%     6.33%    6.03%     --

  IMPACT OF FOREIGN CURRENCY RATE CHANGES

     During fiscal 1999, most currencies in Europe and Asia/Pacific fluctuated, with a general weakening of the U.S. dollar in the first two quarters of fiscal 1999 and a strengthened U.S. dollar in the third and fourth quarters of fiscal 1999. However, the translation of the parent Company's intercompany receivables and foreign entities assets and liabilities did not have a material impact on the consolidated results of the company. Foreign exchange forward contracts are only purchased to hedge certain customer accounts receivable amounts denominated in a foreign currency.

     Effective January 1, 1999 the functional currency of several foreign subsidiaries was changed from the U.S. dollar to the respective foreign currency. This change was made as significant changes in economic facts and circumstances related to the Company's operations in those foreign countries occurred.

  FOREIGN EXCHANGE HEDGING

     The company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movement on the Company's operating results. The Company does not use derivative financial instruments for speculative or trading purposes. The Company had $6.4 million of foreign exchange forward contracts denominated in British, French, Japanese, Swiss, German, Belgium and Netherlands currencies which represented underlying customer accounts receivable transactions at the end of fiscal 1999. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and loss related to these instruments for fiscal 1999 were not material to the company. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

     The following table provides information about the Company's foreign exchange forward contracts at the end of fiscal 1999. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value on the contract at the end of fiscal 1999.

     Forward contracts to sell foreign currencies for U.S. Dollars related to customer accounts receivable:

                          AVERAGE
                          CONTRACT    FORWARD AMOUNT
CURRENCY                    RATE     IN U.S. DOLLARS    CONTRACT ORIGINATION DATE    CONTRACT MATURITY DATE
--------                  --------   ----------------   -------------------------   -------------------------
                                      (IN THOUSANDS)
Belgian Franc...........    29.90         $   23        Various: May 98             Various: Jan 00
British Pound
  Sterling..............     1.57          1,425        Various: Jun 97 - Jan 99    Various: Jul 99 - Aug 00
French Franc............     5.48            484        Various: Apr 98 - Jan 99    Various: Feb 00 - Dec 01
German Deutsche Mark....     1.58          1,105        Various: Apr 97 - Apr 99    Various: Jul 99 - Jul 01
Japanese Yen............   116.52          3,214        Various: Jan 97 - Jun 99    Various: Jul 99 - Jun 02
Netherlands Guilder.....     1.74             10        Various: Jan 99             Various: Jul 99
Swiss Franc.............     1.34            124        Various: Jan 99             Various: Feb 00 - Feb 01
                                          ------
Total...................                  $6,385
                                          ======

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1999, under the heading "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1999, under the heading "Executive Officer Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1999, under the heading "Share Ownership of Principal Stockholders and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1999, under the heading "Certain Relationships and Related Party Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Financial Statements:
  Balance Sheets as of June 30, 1998 and 1999...............  F-3
  Statements of Operations for the years ended June 30,
     1997, 1998 and 1999....................................  F-4
  Statements of Stockholders' Equity for the years ended
     June 30, 1997, 1998 and 1999...........................  F-5
  Statements of Cash Flows for the years ended June 30,
     1997, 1998 and 1999....................................  F-6
  Notes to Consolidated Financial Statements................  F-7

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

     (a)(3) EXHIBITS

      3.1 (1)   Certificate of Incorporation of the Company.
      3.2 (1)   By-laws of the Company.
      4.1 (2)   Specimen Certificate for Shares of the Company's Common
                Stock, $.10 par value.
      4.2 (1)   Rights Agreement dated as of March 12, 1998 between the
                Company and American Stock Transfer and Trust Company, as
                Rights Agent, including related forms of the following:
                (a) Certificate of Designation of Series A Participating
                Cumulative Preferred Stock of the Company.
                (b) Right Certificate.
      4.3 (3)   Indenture dated as of June 17, 1998 between the Company and
                The Chase Manhattan Bank, as trustee, with respect to up to
                $86,250,000 principal amount of 5 1/4% Convertible
                Subordinated Debentures due June 15, 2005 of the Company.
      4.4 (3)   Form of 5 1/4% Convertible Subordinated Debentures due June
                15, 2005 of the Company (included in Sections 2.2, 2.3 and
                2.4 of the Indenture filed as Exhibit 4.1).
     10.1 (4)   Lease Agreement between the Company and Teachers Insurance and Annuity Association of America regarding Ten Canal Park,
                Cambridge, Massachusetts.
     10.2 (4)   System License Agreement between the Company and the
                Massachusetts Institute of Technology, dated March 30, 1982, as amended.
     10.3 (4)+  Non-Equilibrium Distillation Model Development and License
                Agreement between the Company and Koch Engineering Company,
                Inc., as amended.
     10.4 (4)+  Letter, dated October 19, 1994, from the Company to Koch
                Engineering Company, Inc., pursuant to which the Company
                elected to extend the term of the Company's license under
                the Non-Equilibrium Distillation Model Development and
                License Agreement.
     10.5 (4)+  Batch Distillation Computer Program Development and License
                Agreement between Process Simulation Associates, Inc. and
                Koch Engineering Company, Inc.
     10.6 (4)+  Agreement between the Company and Imperial College of
                Science, Technology and Medicine regarding Assignment of
                SPEEDUP.

     10.7 (4)   Subordinated Note and Warrant Purchase Agreement dated as of
                May 7, 1991 between the Company and Massachusetts Capital
                Resource Company.
     10.8 (4)   Subordinated Note due 1998 dated as of May 7, 1991 issued by the Company to Massachusetts Capital Resource Company.
     10.9 (4)   Common Stock Purchase Warrant No. 91-1.
     10.10 (4)  Common Stock Purchase Warrant No. 91-2.
     10.11 (4)  Subordinated Note Purchase Agreement dated as of August 22,
                1994 between the Company and Massachusetts Capital Resource
                Company.
     10.12 (4)  Subordinated Note due 1997 dated as of August 22, 1994 issued by the Company to Massachusetts Capital Resource
                Company.
     10.13 (4)  Security Agreement dated as of July 24, 1989 between the
                Company and Massachusetts Capital Resource Company, as
                amended.
     10.14 (4)  Noncompetition, Confidentiality and Proprietary Rights
                Agreement between the Company and Lawrence B. Evans.
     10.15 (4)  Noncompetition, Confidentiality and Proprietary Rights
                Agreement between the Company and Joseph F. Boston.
     10.16 (4)  Noncompetition, Confidentiality and Proprietary Rights
                Agreement between the Company and Paul W. Gallier.
     10.17 (4)  Noncompetition, Confidentiality and Proprietary Rights
                Agreement between the Company and Herbert I. Britt.
     10.18 (4)  1988 Non-Qualified Stock Option Plan, as amended.
     10.19 (5)  1995 Stock Option Plan.
     10.20 (5)  1995 Directors Stock Option Plan.
     10.21 (5)  1995 Employees' Stock Purchase Plan.
     10.22 (4)  Vendor Program Agreement between the Company and General
                Electric Capital Corporation.
     10.23 (6)  Rider No. 1, dated December 14, 1994, to Vendor Program
                Agreement between the Company and General Electric Capital
                Corporation.
     10.24 (4)+ Letter Agreement between the Company and Sanwa Business
                Credit Corporation.
     10.25 (4)  Form of Employee Confidentiality and Non-Competition
                Agreement.
     10.26 (4)  Equity Joint Venture Contract between the Company and China
                Petrochemical Technology Company.
     10.27 (7)  Amended and Restated Agreement and Plan of Reorganization,
                dated as of May 12, 1995, by and among the Company,
                Industrial Systems, Inc. and the stockholders of Industrial
                Systems, Inc.
     10.28 (8)  Stock Purchase Agreement dated as of December 15, 1995, among the Company, Dynamic Matrix Control Corporation and
                Charles R. Cutler, June A. Cutler, Charles R. Johnston and
                Cheryl Lynne Johnston, as shareholders of Dynamic Matrix
                Control Corporation.
     10.29 (8)  Share Purchase Agreement dated as of January 5, 1996 among the Company, Amelinc Corporation and Cegelec S.A.

     10.30 (9)  Further Amended and Restated Revolving Credit Agreement
                dated as of February 15, 1996 among the Company, Prosys
                Modeling Investment Corporation, Industrial Systems, Inc.,
                Dynamic Matrix Control Corporation and Setpoint, Inc., as the Borrowers, the Lenders Parties thereto, and Fleet Bank of Massachusetts, N.A., as Agent and Lender, together with related forms of the following (each in the form executed by each of such Borrowers):
                (a) Amended and Restated Revolving Credit Note.
                (b) Patent Conditional Assignment and Security Agreement.
                (c) Trademark Collateral Security Agreement.
                (d) Security Agreement.
     10.31(10)  1996 Special Stock Option Plan.
     10.32(10)  Change in Control Agreement between the Company and Lawrence
                B. Evans dated August 12, 1997.
     10.33(10)  Change in Control Agreement between the Company and Joseph
                F. Boston dated August 12, 1997.
     10.34(10)  Change in Control Agreement between the Company and David
                McQuillin dated August 12, 1997.
     10.35(10)  Change in Control Agreement between the Company and Mary A.
                Palermo dated August 12, 1997.
     10.36(10)  Change in Control Agreement between the Company and Joel B.
                Rosen dated August 12, 1997.
     10.37(10)  Change in Control Agreement between the Company and Stephen
                J. Doyle dated August 12, 1997.
     10.38(3) Registration Rights Agreement, dated as of June 17, 1998, between the Company and Goldman, Sachs & Co., NationsBanc
                Montgomery Securities LLC and William Blair & Company,
                L.L.C.
     10.39(11)  Declaration of Registration Rights made as of April 27, 1998 by the Company for the benefit of former stockholders of Chesapeake Decision Sciences, Inc.
     10.40(12)  Agreement and Plan of Reorganization dated as of April 28,
                1998, among the Company, AT Acquisition Corp., Chesapeake
                Decision Sciences, Inc. and Dr. Thomas E. Baker
     10.41(13)  Change in Control Agreement between the Company and Lisa W.
                Zappala dated November 3, 1998.
     10.42(14)  Employment Agreement between Chesapeake Decision Sciences,
                Inc., a wholly-owned subsidiary of the Company, and Thomas
                E. Baker dated January 20, 1999.
10.43           Change in Control Agreement between the Company and David
                Mushin dated December 30, 1998.
 22.1           Subsidiaries of the Company.
 23.1           Consent of Arthur Andersen LLP.
 24.1           Power of Attorney (included in signature page to Form 10-K).
 27.1           Financial Data Schedules for fiscal year ended June 30,
                1999.

---------------
(1) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 12, 1998 (filed on March 27, 1998), and incorporated herein by reference.

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

(5) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-11651) filed on September 9, 1996, and incorporated herein by reference.

(6) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-88734) filed on January 29, 1995, and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 5, 1996, as amended by Amendment Nos. 1, 2, 3 and 4 thereto, and incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference.

(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, and incorporated herein by reference.

(11) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-63483) filed on September 16, 1998, and incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 27, 1998 (filed June 3, 1998), and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 and incorporated herein by reference.

(14) Previously filed as exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998 and incorporated herein by reference.

 + Certain portions have been granted Confidential Treatment by the Securities and Exchange Commission at the request of the Company pursuant to Rule 406 under the Securities Act of 1933.

     (b) REPORTS ON FORM 8-K

     On May 10, 1999, the Company filed a Current Report on Form 8-K dated April 27, 1999 with respect to a press release of the Company reporting third fiscal quarter results and announcing a restructuring program intended to reduce costs and improve productivity.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, as of September 28, 1999.

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

                  /s/ JOSEPH F. BOSTON                      Director
--------------------------------------------------------
                    Joseph F. Boston

              /s/ GRESHAM T. BREBACH, JR.                   Director
--------------------------------------------------------
                Gresham T. Brebach, Jr.

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

                    /s/ ALISON ROSS                         Director
--------------------------------------------------------
                      Alison Ross

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

Report of Independent Public Accountants....................  F-2

Consolidated Balance Sheets as of June 30, 1998 and 1999....  F-3
Consolidated Statements of Operations for the Years Ended
  June 30, 1997, 1998 and 1999..............................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended June 30, 1997, 1998 and 1999..................  F-5
Consolidated Statements of Cash Flows for the Years Ended
  June 30, 1997, 1998 and 1999..............................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Aspen Technology, Inc.:

     We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Technology, Inc. and subsidiaries as of June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
August 4, 1999

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    JUNE 30,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 78,694    $ 33,456
  Short-term investments....................................    34,987      63,512
  Accounts receivable, net of reserves of $1,482 in 1998 and
    $1,288 in 1999..........................................    71,803      73,858
  Unbilled services.........................................    18,077      16,634
  Current portion of long-term installments receivable, net
    of unamortized discount of $1,016 in 1998 and $1,478 in
    1999....................................................    23,643      25,344
  Deferred tax asset........................................        --       2,752
  Prepaid expenses and other current assets.................    10,831      12,157
                                                              --------    --------
         Total current assets...............................   238,035     227,713
                                                              --------    --------
Long-term installments receivable, net of unamortized
  discount of $7,305 in 1998 and $5,797 in 1999.............    36,203      31,231
                                                              --------    --------
Property and leasehold improvements, at cost:
  Land......................................................       727         727
  Building and improvements.................................     8,790       6,261
  Computer equipment........................................    33,096      35,946
  Purchased software........................................    16,599      23,449
  Furniture and fixtures....................................    11,746      11,792
  Leasehold improvements....................................     5,356       4,440
                                                              --------    --------
                                                                76,314      82,615
Less -- Accumulated depreciation and amortization...........    33,578      45,775
                                                              --------    --------
                                                                42,736      36,840
                                                              --------    --------
Computer software development costs, net of accumulated
  amortization of $6,314 in 1998 and $8,967 in 1999.........     5,696       6,011
                                                              --------    --------
Land........................................................       925         925
                                                              --------    --------
Intangible assets, net of accumulated amortization of $6,066
  in 1998 and $9,027 in 1999................................    12,857       9,143
                                                              --------    --------
Deferred tax asset..........................................        --       4,757
                                                              --------    --------
Other assets................................................     6,430       5,622
                                                              --------    --------
                                                              $342,882    $322,242
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................  $  2,187    $  2,360
  Accounts payable..........................................     6,139       7,798
  Accrued expenses..........................................    32,406      34,814
  Unearned revenue..........................................     6,008      10,116
  Deferred revenue..........................................    17,888      20,482
  Deferred income taxes.....................................       541          --
                                                              --------    --------
         Total current liabilities..........................    65,169      75,570
                                                              --------    --------
Long-term obligations, less current portion.................     4,385       3,155
                                                              --------    --------
5 1/4% Convertible subordinated debentures..................    86,250      86,250
                                                              --------    --------
Deferred revenue, less current portion......................    15,074      13,528
                                                              --------    --------
Other liabilities...........................................       914         513
                                                              --------    --------
Deferred income taxes.......................................     6,074          --
                                                              --------    --------
Commitments and contingencies (Notes 11, 12, and 13)
Stockholders' equity:
  Common stock, $.10 par value --
    Authorized -- 40,000,000 shares
    Issued -- 24,729,741 shares in 1998 and 25,166,051
     shares in 1999.........................................     2,473       2,517
Additional paid-in capital..................................   148,342     154,480
Retained earnings (deficit).................................    14,922     (11,257)
Treasury stock, at cost -- 230,330 shares in 1998 and
  230,430 shares in 1999....................................      (502)       (502)
Accumulated other comprehensive loss........................      (219)     (2,012)
                                                              --------    --------
         Total stockholders' equity.........................   165,016     143,226
                                                              --------    --------
                                                              $342,882    $322,242
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEARS ENDED JUNE 30,
                                                             --------------------------------
                                                               1997        1998        1999
                                                             --------    --------    --------
Revenues:
  Software licenses........................................  $103,179    $139,390    $ 91,621
  Service and other........................................    90,891     113,165     127,972
                                                             --------    --------    --------
                                                              194,070     252,555     219,593
                                                             --------    --------    --------
Expenses:
  Cost of software licenses................................     5,539       8,178       7,862
  Cost of service and other................................    54,006      68,490      83,346
  Selling and marketing....................................    56,034      74,926      85,249
  Research and development.................................    33,580      43,553      48,067
  General and administrative...............................    17,072      20,208      23,253
  Restructuring and other charges..........................        --          --      17,867
  Charge for in-process research and development...........     8,664       8,472          --
  Costs related to acquisitions............................        --       4,984          --
                                                             --------    --------    --------
                                                              174,895     228,811     265,644
                                                             --------    --------    --------
     Income (loss) from operations.........................    19,175      23,744     (46,051)
Foreign currency exchange loss.............................      (236)       (454)        (94)
Income on equity in joint ventures.........................        26          45          19
Interest income............................................     5,556       5,727       9,957
Interest expense...........................................      (151)       (377)     (5,677)
                                                             --------    --------    --------
     Income (loss) before provision for (benefit from)
       income taxes........................................    24,370      28,685     (41,846)
Provision for (benefit from) income taxes..................    10,169      14,049     (16,111)
                                                             --------    --------    --------
  Net income (loss)........................................  $ 14,201    $ 14,636    $(25,735)
                                                             ========    ========    ========
Net income (loss) per share:
  Diluted..................................................  $   0.63    $   0.59    $  (1.04)
                                                             ========    ========    ========
  Basic....................................................  $   0.66    $   0.63    $  (1.04)
                                                             ========    ========    ========
Weighted average shares outstanding:
  Diluted..................................................    22,707      24,883      24,835
                                                             ========    ========    ========
  Basic....................................................    21,368      23,415      24,835
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           ACCUMULATED
                                          COMMON STOCK                       RETAINED         OTHER        TREASURY STOCK
                                      ---------------------   ADDITIONAL     EARNINGS     COMPREHENSIVE   -----------------
                                      NUMBER OF    $.10 PAR    PAID-IN     (ACCUMULATED      INCOME       NUMBER OF
                                        SHARES      VALUE      CAPITAL       DEFICIT)        (LOSS)        SHARES     COST
                                      ----------   --------   ----------   ------------   -------------   ---------   -----
BALANCE, JUNE 30, 1996..............  20,758,343    $2,076     $110,388      $ (7,121)      $   (364)      230,396    $(502)
  Issuance of common stock in an
    immaterial pooling..............     104,162        10          165           527             --            --       --
  Issuance of common stock in the
    purchase of businesses..........     155,740        16        5,892            --             --            --       --
  Issuance of common stock under
    employee stock purchase plans...     210,085        21        3,549            --             --            --       --
  Exercise of stock options and
    warrants........................     507,545        51        4,152            --             --            --       --
  ESOP contribution.................     696,154        70          268            --             --            --       --
  Retired stock.....................     (89,630)       (9)         (33)           --             --            --       --
  Translation adjustment, not tax
    effected........................          --        --           --            --            101            --       --
  Issuance of treasury stock to
    charity.........................          --        --           --            --             --           (66)      --
  Unrealized market loss on
    investments, net of $4 tax
    effect..........................          --        --           --            --             (7)           --       --
  Tax benefit related to stock
    options.........................          --        --        3,963            --             --            --       --
  Net income........................          --        --           --        14,201             --            --       --
  Comprehensive net income for the
    year ended June 30, 1997........
                                      ----------    ------     --------      --------       --------       -------    -----
BALANCE, JUNE 30, 1997..............  22,342,399     2,235      128,344         7,607           (270)      230,330     (502)
  Issuance of common stock in
    immaterial poolings.............     766,443        77        2,046        (7,321)            --            --       --
  Issuance of common stock under
    employee stock purchase plans...     115,617        11        3,867            --             --            --       --
  Exercise of stock options and
    warrants........................     525,830        53        7,194            --             --            --       --
  ESOP contribution.................     983,145        98          380            --             --            --       --
  Retired stock.....................      (3,693)       (1)          (1)           --             --            --       --
  Translation adjustment, not tax
    effected........................          --        --           --            --             98            --       --
  Unrealized market loss on
    investments, net of $31 tax
    effect..........................          --        --           --            --            (47)           --       --
  Tax benefit related to stock
    options.........................          --        --        6,512            --             --            --       --
  Net income........................          --        --           --        14,636             --            --       --
  Comprehensive net income for the
    year ended June 30, 1998........
                                      ----------    ------     --------      --------       --------       -------    -----
BALANCE, JUNE 30, 1998..............  24,729,741     2,473      148,342        14,922           (219)      230,330     (502)
  Issuance of common stock in an
    immaterial pooling..............      45,000         5          443          (444)            --            --       --
  Issuance of common stock under
    employee stock purchase plans...     267,324        27        4,371            --             --            --       --
  Exercise of stock options and
    warrants........................     123,986        12          901            --             --            --       --
  Purchase of treasury stock........          --        --           --            --             --           100       --
  Translation adjustment, not tax
    effected........................          --        --           --            --         (1,574)           --       --
  Unrealized market loss on
    investments, net of $135 tax
    effect..........................          --        --           --            --           (219)           --       --
  Tax benefit related to stock
    options.........................          --        --          423            --             --            --       --
  Net loss..........................          --        --           --       (25,735)            --            --       --
  Comprehensive net loss for the
    year ended June 30, 1999........
                                      ----------    ------     --------      --------       --------       -------    -----
BALANCE, JUNE 30, 1999..............  25,166,051    $2,517     $154,480      $(11,257)      $ (2,012)      230,430    $(502)
                                      ==========    ======     ========      ========       ========       =======    =====


                                         TOTAL
                                      STOCKHOLDERS   COMPREHENSIVE
                                         EQUITY      INCOME (LOSS)
                                      ------------   -------------
BALANCE, JUNE 30, 1996..............    $104,477
  Issuance of common stock in an
    immaterial pooling..............         702
  Issuance of common stock in the
    purchase of businesses..........       5,908
  Issuance of common stock under
    employee stock purchase plans...       3,570
  Exercise of stock options and
    warrants........................       4,203
  ESOP contribution.................         338
  Retired stock.....................         (42)
  Translation adjustment, not tax
    effected........................         101       $    101
  Issuance of treasury stock to
    charity.........................          --             --
  Unrealized market loss on
    investments, net of $4 tax
    effect..........................          (7)            (7)
  Tax benefit related to stock
    options.........................       3,963
  Net income........................      14,201         14,201
                                                       --------
  Comprehensive net income for the
    year ended June 30, 1997........                   $ 14,295
                                        --------       ========
BALANCE, JUNE 30, 1997..............     137,414
  Issuance of common stock in
    immaterial poolings.............      (5,198)
  Issuance of common stock under
    employee stock purchase plans...       3,878
  Exercise of stock options and
    warrants........................       7,247
  ESOP contribution.................         478
  Retired stock.....................          (2)
  Translation adjustment, not tax
    effected........................          98             98
  Unrealized market loss on
    investments, net of $31 tax
    effect..........................         (47)           (47)
  Tax benefit related to stock
    options.........................       6,512
  Net income........................      14,636         14,636
                                                       --------
  Comprehensive net income for the
    year ended June 30, 1998........                   $ 14,687
                                        --------       ========
BALANCE, JUNE 30, 1998..............     165,016
  Issuance of common stock in an
    immaterial pooling..............           4
  Issuance of common stock under
    employee stock purchase plans...       4,398
  Exercise of stock options and
    warrants........................         913
  Purchase of treasury stock........          --
  Translation adjustment, not tax
    effected........................      (1,574)        (1,574)
  Unrealized market loss on
    investments, net of $135 tax
    effect..........................        (219)          (219)
  Tax benefit related to stock
    options.........................         423
  Net loss..........................     (25,735)       (25,735)
                                                       --------
  Comprehensive net loss for the
    year ended June 30, 1999........                   $(27,528)
                                        --------       ========
BALANCE, JUNE 30, 1999..............    $143,226
                                        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED JUNE 30,
                                                              --------------------------------
                                                                1997        1998        1999
                                                              --------    --------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $ 14,201    $ 14,636    $(25,735)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities --
    Depreciation and amortization...........................    11,655      14,144      18,310
    Charge for in-process research and development..........     8,664       8,472          --
    Deferred income taxes...................................    (1,646)     (2,749)    (14,124)
    Writeoff of assets related to restructuring.............        --          --       3,060
    Changes in assets and liabilities --
      Accounts receivable...................................    (9,107)    (28,728)     (1,367)
      Prepaid expenses and other current assets.............    (4,686)       (388)     (2,030)
      Long-term installments receivable.....................   (20,251)     (9,394)      3,271
      Accounts payable and accrued expenses.................     4,513      14,954       4,560
      Unearned revenue......................................    (7,835)      1,713       4,040
      Deferred revenue......................................     7,597       5,744       1,057
                                                              --------    --------    --------
        Net cash provided by (used in) operating
        activities..........................................     3,105      18,404      (8,958)
                                                              --------    --------    --------
Cash flows from investing activities:
  Purchase of property and leasehold improvements...........   (20,199)    (19,356)     (7,549)
  Increase in computer software development costs...........    (2,384)     (3,900)     (2,966)
  Increase (decrease) in other assets.......................      (549)     (3,981)        338
  (Decrease) increase in short-term investments.............    22,194     (18,413)    (28,744)
  Decrease in other liabilities.............................      (815)        (28)       (401)
  Cash acquired in immaterial poolings......................       792      (1,123)         --
  Cash used in the purchase of business, net of cash
    acquired................................................    (6,232)     (9,911)     (1,200)
                                                              --------    --------    --------
        Net cash used in investing activities...............    (7,193)    (56,712)    (40,522)
                                                              --------    --------    --------
Cash flows from financing activities:
  Issuance of common stock under employee stock purchase
    plans...................................................     3,570       3,878       4,398
  Issuance of common stock under employee stock ownership
    plan....................................................       338         478          --
  Exercise of stock options and warrants....................     4,203       7,247         913
  Repurchase of common stock................................       (42)         (2)         --
  Proceeds from 5 1/4% convertible subordinated
    debentures..............................................        --      86,250          --
  Payments of long-term debt and capital lease
    obligations.............................................      (571)        769        (947)
                                                              --------    --------    --------
        Net cash provided by financing activities...........     7,498      98,620       4,364
                                                              --------    --------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       101          98        (122)
                                                              --------    --------    --------
Increase (decrease) in cash and cash equivalents............     3,511      60,410     (45,238)
Cash and cash equivalents, beginning of period..............    14,773      18,284      78,694
                                                              --------    --------    --------
Cash and cash equivalents, end of period....................  $ 18,284    $ 78,694    $ 33,456
                                                              ========    ========    ========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes................................  $  4,074    $  1,363    $  2,985
                                                              ========    ========    ========
  Cash paid for interest....................................  $    199    $    245    $  4,709
                                                              ========    ========    ========
Supplemental schedule of noncash investing and financing
  activities:
  Increase in equipment under capital lease obligations.....  $     --    $  2,351    $     --
                                                              ========    ========    ========
  Increase in additional paid-in capital and decrease in
    accrued expenses relating to the tax benefit of exercise
    of nonqualified stock options...........................  $  3,963    $  6,512    $    423
                                                              ========    ========    ========
Supplemental disclosure of cash flows related to
  acquisitions:
  The Company acquired certain companies as described in
    Note 4. These acquisitions are summarized as follows --
    Fair value of assets acquired, excluding cash...........  $ 15,469    $ 11,316    $  1,290
    Issuance of common stock related to acquisitions........    (5,908)         --          --
    Payments in connection with the acquisitions, net of
     cash acquired..........................................    (6,232)     (9,911)     (1,200)
                                                              --------    --------    --------
      Liabilities assumed...................................  $  3,329    $  1,405    $     90
                                                              ========    ========    ========

     During the fiscal year 1997, the Company acquired B-JAC International, Inc. During the fiscal year 1998, the Company acquired NeuralWare, Inc., The SAST Corporation Limited, Cimtech S.A./N.V., Contas Process Control S.r.L., Zyqad Limited and Treiber Controls, Inc. During the fiscal year 1999, the Company acquired Syllogistics, Inc. All of these acquisitions were accounted for as poolings of interests. Due to their immateriality to the financial position and results of operations of the Company, the historical financial statements were not restated.

  The accompanying notes are an integral part of these consolidated financial statements.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999

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

  (c) SHORT-TERM INVESTMENTS

     Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are included in short-term investments and cash and cash equivalents and are required to be recorded at market value in the accompanying consolidated financial statements. Unrealized gains and losses have been accounted for as a separate component of consolidated stockholders' equity and comprehensive income
(loss).

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

     Available-for-sale investments as of June 30, 1998 and 1999 are as follows (in thousands):

                                                              JUNE 30, 1998          JUNE 30, 1999
                                                           --------------------   -------------------
                                                            TOTAL       TOTAL      TOTAL      TOTAL
                                             CONTRACTED     MARKET    AMORTIZED   MARKET    AMORTIZED
DESCRIPTION                                   MATURITY      VALUE       COST       VALUE      COST
-----------                                  -----------   --------   ---------   -------   ---------
CASH AND CASH EQUIVALENTS:
Cash and cash equivalents..................  N/A           $ 12,883   $ 12,883    $12,645    $12,645
Commercial paper...........................  0-3 months      30,811     30,845     18,570     18,570
Money market funds.........................  0-3 months          --         --      2,241      2,241
Repurchase agreement.......................  0-3 months      35,000     35,000         --         --
                                                           --------   --------    -------    -------
          Total cash and cash
            equivalents....................                  78,694     78,728     33,456     33,456
                                                           --------   --------    -------    -------
SHORT-TERM INVESTMENTS:
Money market funds.........................  N/A             30,926     30,948         --         --
Certificates of deposit....................  4-11 months          9          9      1,450      1,449
Corporate and foreign bonds................  4-12 months      1,757      1,760     31,238     31,282
Corporate and foreign bonds................  1-5 years        2,295      2,292     30,824     31,056
                                                           --------   --------    -------    -------
          Total short term investments.....                  34,987     35,009     63,512     63,787
                                                           --------   --------    -------    -------
                                                           $113,681   $113,737    $96,968    $97,243
                                                           ========   ========    =======    =======

  (d) DEPRECIATION AND AMORTIZATION

     The Company provides for depreciation and amortization, computed using the straight-line and declining balance methods, by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

                                                                ESTIMATED
ASSET CLASSIFICATION                                           USEFUL LIFE
--------------------                                          -------------
Building and improvements...................................  7-30 years
Computer equipment..........................................  3-5 years
Purchased software..........................................  3 years
Furniture and fixtures......................................  3-10 years
Leasehold improvements......................................  Life of lease

  (e) LAND

     In connection with the acquisition of Setpoint, Inc. in fiscal 1996, the Company acquired land that is being held for investment purposes. The land was recorded at its appraised value at the date of acquisition.

  (f) REVENUE RECOGNITION

     Effective July 1, 1998, the Company adopted Statement of Position (SOP) No. 97-2, "Software Revenue Recognition". SOP 97-2 was issued by the American Institute of Certified Public Accountants in October 1997 in order to provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's financial position, results of operations or cash flows. License revenue, including license renewals, consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

determinable, and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. The Company uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

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

     Installments receivable represent the present value of future payments related to the financing of noncancellable term and perpetual license agreements that provide for payment in installments over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated statements of operations. The interest rates utilized for the years ended June 30, 1997, 1998 and 1999 were 8.5% to 11%, 8.5%, and 8.5%, respectively.

  (g) COMPUTER SOFTWARE DEVELOPMENT COSTS

     Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Amortization of capitalized computer software development costs is provided on a product-by-product basis using the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations was approximately $1,143,000, $1,263,000 and $2,653,000 in fiscal 1997, 1998 and 1999, respectively.

  (h) FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The determination of functional currency is based on the subsidiaries' relative financial and operational independence from the Company. Foreign currency exchange and translation gains or losses for certain wholly owned subsidiaries are credited or charged to the accompanying consolidated statements of operations since the functional currency of the subsidiaries is the U.S. dollar. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to the cumulative translation adjustment account, included in stockholders' equity in the accompanying consolidated balance sheets. Effective January 1, 1999, the functional currency of several foreign subsidiaries was changed from the U.S. dollar to the respective foreign currency. This change was made as significant changes in economic facts and circumstances related to the Company's operations in those foreign countries occurred.

     At June 30, 1998 and 1999, the Company had long-term installments receivable of approximately $4,953,000 and $3,295,000 denominated in foreign currencies. The June 1999 installments receivable mature through June 2002 and have been hedged with specific foreign currency contracts. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

  (i) NET INCOME (LOSS) PER SHARE

     Basic earnings per share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of common equivalent shares. Common equivalent shares include common stock options and warrants to the extent their effect is dilutive, based on the treasury stock method.

     The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands):

                                                              YEAR ENDED JUNE 30,
                                                           --------------------------
                                                            1997      1998      1999
                                                           ------    ------    ------
Basic weighted average common shares outstanding.........  21,368    23,415    24,835
Weighted average potential common shares.................   1,339     1,468        --
                                                           ------    ------    ------
Diluted weighted average shares outstanding..............  22,707    24,883    24,835
                                                           ======    ======    ======

     The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

                                                               YEAR ENDED JUNE 30,
                                                              ----------------------
                                                              1997    1998     1999
                                                              ----    -----    -----
Convertible debt............................................   --     1,623    1,628
Options and warrants........................................  190        --    5,301
                                                              ---     -----    -----
Total.......................................................  190     1,623    6,929
                                                              ===     =====    =====

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

  (k) CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, investments, accounts receivable and installments receivable. The Company places its cash and cash equivalents and investments in highly rated institutions. Concentration of credit risk with respect to receivables is limited to certain customers (end users and distributors) to which the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers, hedges specific foreign receivables and routinely sells its receivables to financial institutions with limited recourse and without recourse. As a result, the Company believes that its accounts and installments receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. As of June 30, 1998 and 1999, the Company had one customer and no customers, respectively that represented 10% of total accounts receivable.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

  (l) FINANCIAL INSTRUMENTS

     Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and installments receivable. The estimated fair value of these financial instruments approximates their carrying value and, except for accounts receivable and installments receivable, is based primarily on market quotes.

  (m) INTANGIBLE ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

     Intangible assets consist of the following at June 30, 1998 and 1999 (in thousands):

                                                    ESTIMATED        JUNE 30,    JUNE 30,
                                                   USEFUL LIFE         1998        1999
                                                -----------------    --------    --------
Goodwill......................................           10 years    $ 5,397     $ 5,547
Acquired Technology...........................            5 years      7,826       7,162
Acquired Assembled Workforce..................          5-7 years      2,859       2,748
Acquired Uncompleted Contracts................  Life of contracts        913         913
Other Intangible assets.......................         5-12 years      1,928       1,800
                                                                     -------     -------
                                                                      18,923      18,170
Less-Accumulated Amortization.................                         6,066       9,027
                                                                     -------     -------
                                                                     $12,857     $ 9,143
                                                                     =======     =======

     The Company evaluates it long-lived assets, which include property and leasehold improvements and intangible assets for impairment as events and circumstances indicate the carrying amount may not be recoverable and at a minimum each balance sheet date. The Company evaluates the realizability of its long-lived assets based on profitability and undiscounted cash flow expectations for the related asset or subsidiary. Management believes that as of each of the balance sheet dates presented none of the Company's long-lived assets were impaired. See Note 3 for discussion regarding restructuring and other charges.

  (n) COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is disclosed in the accompanying consolidated statements of stockholders' equity and comprehensive income (loss). The components of accumulated other comprehensive income (loss) as of June 30, 1997, 1998, and 1999 are as follows (in thousands):

                                                           1997     1998      1999
                                                           -----    -----    -------
Unrealized loss on investments, net of taxes.............  $  (9)   $ (56)   $  (275)
Cumulative translation adjustment........................   (261)    (163)    (1,737)
                                                           -----    -----    -------
Total accumulated other comprehensive income (loss)......  $(270)   $(219)   $(2,012)
                                                           =====    =====    =======

  (o) NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133. SFAS No. 137 amends the effective

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

date of SFAS No. 133 to now be for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

(3) RESTRUCTURING AND OTHER CHARGES

     In the fourth quarter of fiscal 1999, the Company undertook certain actions to restructure its business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of our core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. The principal actions in the restructuring plan include the reduction of workforce, the close-down or consolidation of a number of offices and facilities, the rationalizing of certain non-core products and activities acquired in recent years and other general cost reductions. The restructuring and other charge is broken down as follows:

                                        RESTRUCTURING   WRITE-OFF
                                          AND OTHER     OF ASSETS,   FISCAL 1999   ACCRUED EXPENSES,
                                           CHARGES      AND OTHER     PAYMENTS       JUNE 30, 1999
                                        -------------   ----------   -----------   -----------------
Close-down/consolidation of
  facilities..........................     $10,224        $5,440       $   24           $4,760
Employee severance, benefits and
  related costs.......................       4,324            --        2,386            1,938
Write-off of assets...................       3,060         3,060           --               --
Other.................................         259           101           57              101
                                           -------        ------       ------           ------
                                           $17,867        $8,601       $2,467           $6,799
                                           =======        ======       ======           ======

     Close-down/consolidation of facilities: Approximately $10.2 million of the restructuring charge relates to the termination of facility leases and other lease-related costs. The facility leases have remaining terms ranging from one month to six years. The amount accrued reflects the Company's best estimate of actual costs to buy out the leases in certain cases or the net cost to sublease the properties in other cases. Included in this amount is the write off of certain assets, primarily building and leasehold improvements and adjustments to certain obligations that relate to the closing of facilities.

     Employee Severance, Benefits and Related Costs: The reduction in workforce, by function, resulting in the employee severance costs detailed above is as follows:

Services....................................................   82
Selling and Marketing.......................................   59
Research and Development....................................   38
General and Administrative..................................   26
                                                              ---
                                                              205
                                                              ===

     Write-off of assets: Approximately $3.1 million of the restructuring and other charge relates to the write-off of certain assets that have been determined to be of no further value to the Company as a direct consequence of the change in the business plans that have been made as a result of the restructuring. These business plan changes are the result of management's assessment and rationalization of certain non-core products and activities acquired in recent years. The write-off was based on management's assessment of the current fair value of certain assets, including intangible assets, and their resale value, if any.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

(4) ACQUISITIONS

  (a) ACQUISITIONS DURING FISCAL YEAR 1997

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

     The Company's acquisitions of the Cambridge Control Division, the PIMS Division and Basil Joffe Associates, Inc. were all accounted for as purchase transactions. Total purchase price for these acquisitions was approximately $12,217,000 plus approximately $3,011,000 in assumed liabilities and acquisition related costs. The Cambridge Control Division specialized in advanced process control solutions, specifically aimed toward process manufacturing controls applications for the refining, petrochemical and pulp and paper industries. The PIMS Division and a related software development organization, Basil Joffe Associates, Inc., developed and sold proprietary PIMS software used by companies in process industries for economic planning and scheduling based on linear programming models. Pro forma information related to these acquisitions is not presented as it is not material.

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

DESCRIPTION                                                   AMOUNT        LIFE
-----------                                                   -------    ----------
Purchased in-process research and development...............  $ 8,664            --
Acquired technology.........................................      600       5 years
Intangible assets...........................................    5,530    5-12 years
                                                              -------
                                                               14,794
Net book value of tangible assets acquired, less liabilities
  assumed...................................................   (2,429)
                                                              -------
                                                               12,365
Less -- Deferred taxes......................................      148
                                                              -------
                                                              $12,217
                                                              =======

  (b) ACQUISITIONS DURING FISCAL YEAR 1998

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

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

of interest and were immaterial to the Company's financial position and results of operations. Accordingly, the historical financial statements of the Company have not been restated.

     Additionally, the Company acquired 100% of the outstanding shares of IISYS, Inc. for an aggregate purchase price of approximately $8,400,000 in cash and the assumption of approximately $1,600,000 in debt. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations from the date of acquisition are included in the Company's consolidated statements of operations. The fair market value of assets acquired and liabilities assumed was based on an independent appraisal. The portion of the purchase price allocated to in-process research and development represents projects that had not yet reached technological feasibility and had no alternative future use. Pro forma information related to these acquisitions is not presented as it is not material. The purchase price was allocated to the fair market value of assets acquired and liabilities as follows (in thousands):

DESCRIPTION                                                   AMOUNT      LIFE
-----------                                                   -------    -------
Purchased in process research and development...............  $ 8,472         --
Acquired technology.........................................    2,178    5 years
Intangible assets...........................................      392    5 years
                                                              -------
                                                               11,042
Net book value of tangible assets acquired, less liabilities
  assumed...................................................     (321)
                                                              -------
                                                               10,721
Less -- Deferred taxes......................................      800
                                                              -------
                                                              $ 9,921
                                                              =======

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

     CDI maintained an Employee Stock Ownership Plan and Trust (the Plan) in which CDI made discretionary contributions on an annual basis based on 10% of all eligible employees' base salaries. The common stock shares were then allocated based on a formula determined by management. CDI's discretionary contributions for the years ended June 30, 1997 and 1998 were approximately $338,000 and $478,000, respectively. The Plan was frozen as of May 27, 1998 and all outstanding shares were converted into the Company's common stock.

     CDI also maintained a defined contribution 401(k) profit sharing plan covering all full-time employees. The plan provided for CDI to make matching contributions under a defined formula. In addition, CDI could make discretionary contributions to the plan determined annually by management. During fiscal years ended June 30, 1997, and 1998 CDI made matching contributions of approximately $183,000 and $314,000, respectively. This plan was merged with the Company's plan as of June 1, 1998.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

     The following information details the results of operations of the Company and CDI for the periods before the pooling of interests combination was consummated (in thousands):

                                                              YEARS ENDED JUNE 30,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Revenue --
  The Company...............................................  $180,299    $234,461
  CDI.......................................................    13,771      18,094
                                                              --------    --------
  Combined..................................................  $194,070    $252,555
                                                              ========    ========
Net income (loss) --
  The Company...............................................  $ 13,155    $ 14,922
  CDI.......................................................     1,046        (286)
                                                              --------    --------
  Combined..................................................  $ 14,201    $ 14,636
                                                              ========    ========
Net income (loss) per share --
  Diluted --
    The Company.............................................  $   0.63    $   0.67
                                                              ========    ========
    CDI.....................................................  $   0.60    $  (0.11)
                                                              ========    ========
    Combined................................................  $   0.63    $   0.59
                                                              ========    ========
Net income (loss) per share --
  Basic
    The Company.............................................  $   0.67    $   0.72
                                                              ========    ========
    CDI.....................................................  $   0.60    $  (0.11)
                                                              ========    ========
    Combined................................................  $   0.66    $   0.63
                                                              ========    ========

  (c) ACQUISITIONS DURING FISCAL YEAR 1999

     On September 14, 1998, the Company paid $1.2 million in cash for certain assets and personnel of Callidus Technologies, Inc., a consulting firm that specializes in the modeling of predictive emissions monitoring. This acquisition has been accounted for as a purchase transaction. The purchase price has been allocated to various assets, primarily intangible assets, based on their fair values. On October 14, 1998 the Company issued 45,000 shares of its common stock for all the outstanding shares of Syllogistics, Inc., a provider of logistics management software. This acquisition was accounted for as pooling of interests. Pro forma information related to these acquisitions is not presented as it is not material.

(5) LINE OF CREDIT

     The Company has a revolving line-of-credit agreement with a bank, which provides for borrowings up to $30,000,000, subject to certain limitations. There is an annual commitment fee of $50,000. At the Company's election, borrowings bear interest on the basis of the applicable LIBOR, as defined (5.24% as of June 30, 1999), or at the bank's prime rate (7.75% as of June 30, 1999). The line is subject to certain covenants, including profitability and operating ratios, as defined. Additionally, the line is secured by certain of the Company's marketable securities. As of June 30, 1999, no amounts were outstanding under this line and approximately $22,616,000 was available for future borrowings as approximately $7,384,000 was reserved for certain performance bonds relating to outstanding letters of credit and service contracts. The line of credit expires on December 31, 2000.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

(6) LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at June 30, 1998 and 1999 (in thousands):

                                                              JUNE 30,    JUNE 30,
                                                                1998        1999
                                                              --------    --------
Capital lease obligation due in monthly installments of
  approximately $55,000 plus interest at 9.3% per year
  through April 2001........................................   $2,060      $1,062
Credit arrangement of a Belgian subsidiary with a bank......    1,339         256
Mortgage payable of a UK subsidiary due in annual
  installments of approximately $95,000 plus interest at
  6.75% per year............................................    1,251       1,176
Note payable of a Belgian subsidiary with payments due of
  approximately $1,500,000 in September 1999 and then annual installments ranging from approximately $98,000 to
  $126,000 through June 2012, plus interest ranging from
  8.5% to 10%, payable in June 2010, 2011, and 2012.........      953       2,565
Convertible Debenture of a Belgian subsidiary due in 2000,
  interest payable at an annual rate of 6%. This note is
  convertible into approximately 7,500 shares of the
  Company's common stock at the option of the holder........      403         385
Note payable due in annual installments of $125,000 plus
  interest at 9.5% per year.................................      423          --
Other obligations...........................................      143          71
                                                               ------      ------
                                                                6,572       5,515
Less -- Current maturities..................................    2,187       2,360
                                                               ------      ------
                                                               $4,385      $3,155
                                                               ======      ======

     Maturities of these long term obligations are as follows (in thousands):

YEARS ENDING JUNE 30,                                         AMOUNT
---------------------                                         ------
2000........................................................  $2,360
2001........................................................   1,251
2002........................................................     217
2003........................................................     202
2004........................................................     193
Thereafter..................................................   1,292
                                                              ------
                                                               5,515
Less -- Current maturities..................................   2,360
                                                              ------
                                                              $3,155
                                                              ======

(7) 5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES

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

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

2001 at the following redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption:

12 MONTHS
BEGINNING                                                     REDEMPTION
JUNE 15 OF                                                      PRICE
----------                                                    ----------
2001. ......................................................    103.00%
2002. ......................................................    102.25%
2003. ......................................................    101.50%
2004. ......................................................    100.75%

     In the event of a change of control, as defined, each holder of the Debentures may require the Company to repurchase its Debentures, in whole or in part, for cash or, at the Company's option, for common stock (valued at 95% of the average last reported sale prices for the 5 trading days immediately preceding the repurchase date) at a repurchase price of 100% of the principal amount of the Debentures to be repurchased, plus accrued interest to the repurchase date. The Debentures are unsecured obligations subordinate in right of payment to all existing and future senior debt of the Company, as defined, and effectively subordinate in right of payment to all indebtedness and other liabilities of the Company's subsidiaries. The Company has filed a shelf registration statement in respect of the Debentures and common stock issuable upon conversion thereof.

     In connection with this financing the Company incurred approximately $3.9 million of issuance costs. These costs have been classified as other assets in the accompanying consolidated balance sheets and are being amortized, as interest expense, over the term of the Debentures. Approximately $3.0 million of issuance costs related to fees paid to investment bankers in connection with the sale of these Debentures.

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

  (a) WARRANTS

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

     During fiscal 1993, the Company issued warrants to purchase 12,000 shares of common stock to two research consultants at an exercise price of $2.67 per share. In 1997, warrants to purchase 2,250 shares were

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

exercised. In 1998, warrants to purchase the remaining 750 shares were exercised. In 1999, warrants to purchase the remaining 9,000 shares were exercised.

     In connection with the August 1997 acquisition of NeuralWare, Inc. the Company converted warrants and options to purchase NeuralWare common stock into warrants and options to purchase 10,980 and 6,618 shares of the Company's common stock, respectively. All shares are currently exercisable with exercise prices that range between $61.73 and $135.80 per share.

     In connection with the March 1998 acquisition of Zyqad Limited, the Company converted warrants to purchase Zyqad common stock into warrants to purchase 47,490 shares of the Company's common stock. All of these warrants were exercised in 1999 at an exercise price of $28.94 per share.

  (b) STOCK OPTIONS

     In November 1995, the Board of Directors approved the establishment of the 1995 Stock Option Plan (the 1995 Plan) and the 1995 Directors Stock Option Plan (the 1995 Directors Plan), which provided for the issuance of incentive stock options and nonqualified options. Under these plans, the Board of Directors may grant stock options to purchase up to an aggregate of 3,827,687 (as adjusted) shares of common stock. Shares available for grant under these plans were increased on July 1, 1996 and 1997 by an amount equal to 5% of the outstanding shares as of the preceding June 30. In December 1997, the shareholders approved an amendment to the 1995 Plan. The amendment provides for three annual increases in the number of shares for which options may be granted, beginning July 1, 1998 by an amount equal to 5% of the outstanding shares on the preceding June 30. On July 1, 1998 and 1999 the number of shares available under the 1995 plan were increased by 1,237,712 and 1,247,711 shares, respectively. In December 1996, the shareholders of the Company approved the establishment of the 1996 Special Stock Option Plan (the 1996 Plan). This plan provides for the issuance of incentive stock options and nonqualified options to purchase up to 500,000 shares of common stock. The exercise price of options are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Stock options become exercisable over varying periods and expire no later than 10 years from the date of grant. The following is a summary of stock option activity in fiscal 1997, 1998 and 1999:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                                                               SHARES       PRICE
                                                              ---------    --------
Outstanding, June 30, 1996. ................................  2,940,758     $11.65
  Options granted...........................................    680,000      31.30
  Options exercised.........................................   (484,205)      8.21
  Options terminated........................................   (157,616)     16.61
                                                              ---------     ------
Outstanding, June 30, 1997. ................................  2,978,937      16.44
  Options granted...........................................  2,092,637      30.00
  Options exercised.........................................   (512,321)     14.41
  Options terminated........................................   (108,064)     18.80
                                                              ---------     ------
Outstanding, June 30, 1998. ................................  4,451,189      22.96
  Options granted...........................................  1,297,281      13.83
  Options exercised.........................................    (67,496)     12.85
  Options terminated........................................   (379,907)     17.30
                                                              ---------     ------
Outstanding, June 30, 1999..................................  5,301,067     $14.14
                                                              =========     ======

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

     As of June 30, 1999, there were 464,942, 42,000 and 19,874 shares of common stock available for grant under the 1995 Plan, the 1995 Directors Plan and the 1996 Plan, respectively. On July 1, 1999, the number of shares available under the 1995 Plan were increased by 1,247,711.

     In connection with the 1995 acquisition of Industrial Systems, Inc. (ISI), the Company assumed the ISI option plan (the ISI Plan). The final 13,040 options that were outstanding under the ISI Plan were exercised in fiscal 1997.

     The following tables summarize information about stock options outstanding and exercisable at June 30, 1999:

                                                 WEIGHTED
                                    OPTIONS       AVERAGE     WEIGHTED     OPTIONS     WEIGHTED
                                  OUTSTANDING    REMAINING    AVERAGE    EXERCISABLE   AVERAGE
                                  AT JUNE 30,   CONTRACTUAL   EXERCISE   AT JUNE 30,   EXERCISE
    RANGE OF EXERCISE PRICES         1999          LIFE        PRICE        1999        PRICE
    ------------------------      -----------   -----------   --------   -----------   --------
$ 1.05..........................      143,648       0.9        $ 1.05       143,648     $ 1.05
  1.83 --  2.66.................      178,606       2.6          2.66       178,606       2.66
  3.33 --  4.00.................      215,564       4.9          3.36       215,564       3.36
  7.00 -- 11.50.................      599,856       7.8          7.90       326,975       7.63
 13.12 -- 19.12.................    3,572,938       8.1         14.39     1,318,420      14.74
 24.87 -- 32.25.................      558,455       7.9         28.95       271,461      29.90
 40.18..........................       32,000       7.5         40.19            --         --
                                  -----------                  ------     ---------     ------
June 30, 1999...................    5,301,067                  $14.14     2,454,674     $12.69
                                  ===========                  ======     =========     ======
Exercisable, June 30, 1998......                                          1,827,859     $17.25
                                                                          =========     ======
Exercisable, June 30, 1997......                                          1,160,258     $ 9.47
                                                                          =========     ======

  (c) REPRICING OF EMPLOYEE STOCK OPTIONS

     On November 11, 1998 the Company's Board of Directors approved the repricing of certain employee stock options with exercise prices in excess of the fair market value of the Company's common stock. The exercise price for the
2.62 million shares of employee stock options that were repriced was reset to $14.125, the closing market price on November 11, 1998. In connection with the repricing, the accumulated vesting of options outstanding was reduced by one year. Stock options held by executive officers and directors were not eligible for such repricing. The option data in Note 9(b) has been restated to reflect this repricing.

  (d) FAIR VALUE OF STOCK OPTIONS

     SFAS No. 123 Accounting for Stock-Based Compensation requires the measurement of the fair value of stock options to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

     Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net income (loss), and net income (loss) per share would have been as follows:

                                                        1997       1998        1999
                                                       -------    -------    --------
Net (loss) income (in thousands) --
  As reported........................................  $14,201    $14,636    $(25,735)
  Pro forma..........................................    9,520      2,179     (46,173)
Net (loss) income per share --
  Diluted --
     As reported.....................................  $  0.63    $  0.59    $  (1.04)
     Pro forma.......................................     0.42       0.09       (1.86)
  Basic --
     As reported.....................................  $  0.66    $  0.63    $  (1.04)
     Pro forma.......................................     0.45       0.09       (1.86)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

                                                   1997          1998          1999
                                                ----------    ----------    ----------
Risk free interest rates......................  6.42-6.76%    5.60-6.28%    4.39-5.49%
Expected dividend yield.......................  None          None          None
Expected life.................................  5 Years       5 Years       5 Years
Expected volatility...........................  58%           75%           136%
Weighted average fair value per option........  $23.49        $25.57        $13.37

  (e) EMPLOYEE STOCK PURCHASE PLANS

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

     Participants are granted options to purchase shares of common stock on the last business day of each semiannual payment period for 85% of the market price of the common stock on the first or last business day of such payment period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 10% of each eligible employee's compensation. Under the plans, the Company issued 210,085 shares, 115,617 shares and 267,324 during fiscal 1997, 1998 and 1999, respectively. As of June 30, 1999, there were 732,676 shares available for future issuance under the 1998 Employee Stock Purchase Plan. In addition on July 1, 1999, the Company issued 197,652 shares under the 1998 Employee Stock Purchase Plan. No shares of common stock were available for future issuance under the 1995 Employees' Stock Purchase Plan.

  (f) STOCKHOLDER RIGHTS PLAN

     During fiscal 1998, the Board of Directors of the Company adopted a Stockholder Rights Agreement (the Rights Plan) and distributed one Right for each outstanding share of Common Stock. The Rights were issued to holders of record of Common Stock outstanding on March 12, 1998. Each share of Common Stock

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

issued after March 12, 1998 will also include one Right, subject to certain limitations. Each Right when it becomes exercisable will initially entitle the registered holder to purchase from the Company one one-hundredth (1/100th) of a share of Series A Preferred Stock at a price of $175.00 (the Purchase Price).

     The Rights will become exercisable and separately transferable when the Company learns that any person or group has acquired beneficial ownership of 15% or more of the outstanding Common Stock or on such other date as may be designated by the Board of Directors following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding Common Stock that could result in the offer or becoming the beneficial owner of 15% or more of the outstanding Common Stock. In such circumstances, holders of the Rights will be entitled to purchase, for the Purchase Price, a number of hundredths of a share of Series A Preferred Stock equivalent to the number of shares of Common Stock (or, in certain circumstances, other equity securities) having a market value of twice the Purchase Price. Beneficial holders of 15% or more of the outstanding Common Stock, however, would not be entitled to exercise their Rights in such circumstances. As a result, their voting and equity interests in the Company would be substantially diluted if the Rights were to be exercised.

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

     Income (loss) before provision for (benefit from) income taxes consists of the following (in thousands):

                                                            YEARS ENDED JUNE 30,
                                                       ------------------------------
                                                        1997       1998        1999
                                                       -------    -------    --------
Domestic.............................................  $21,312    $22,068    $(43,365)
Foreign..............................................    3,058      6,617       1,519
                                                       -------    -------    --------
          Total......................................  $24,370    $28,685    $(41,846)
                                                       =======    =======    ========

     The provisions for (benefit from) income taxes shown in the accompanying consolidated statements of operations are composed of the following (in thousands):

                                                            YEARS ENDED JUNE 30,
                                                       ------------------------------
                                                        1997       1998        1999
                                                       -------    -------    --------
Federal --
  Current............................................  $ 7,176    $ 8,185    $ (3,655)
  Deferred...........................................    1,092      1,893     (13,111)
State --
  Current............................................    1,011        746         104
  Deferred...........................................      198        857      (1,013)
Foreign --
  Current............................................      692      2,368       1,564
                                                       -------    -------    --------
                                                       $10,169    $14,049    $(16,111)
                                                       =======    =======    ========

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

     The provision for income taxes differs from the federal statutory rate due to the following:

                                                                YEARS ENDED JUNE 30,
                                                          ---------------------------------
                                                           1997(1)      1998(1)      1999
                                                          PROVISION    PROVISION    BENEFIT
                                                          ---------    ---------    -------
Federal tax at statutory rate...........................    34.5%        34.5%       35.0%
State income tax, net of federal tax benefit............     5.6          4.2         2.1
Foreign tax.............................................    (0.9)        (1.0)       (2.7)
Tax credits generated...................................    (4.1)        (4.7)        5.3
Permanent differences, net..............................     1.3          0.6        (0.7)
Valuation allowance and other...........................    (0.5)          --        (0.5)
                                                            ----         ----        ----
Provision for/Benefit from income taxes.................    35.9%        33.6%       38.5%
                                                            ====         ====        ====

---------------
(1) Calculated based on pretax income, before nondeductible charges for in-process research and development and costs related to acquisitions, of $26,704,000 and $41,780,000 for 1997 and 1998, respectively.

     The components of the net deferred tax asset (liability) recognized in the accompanying consolidated balance sheets are as follows (in thousands):

                                                                   JUNE 30,
                                                              ------------------
                                                                1998       1999
                                                              --------    ------
Deferred tax assets.........................................  $  6,560    $2,978
Deferred tax liabilities....................................   (13,175)    4,531
                                                              --------    ------
                                                              $ (6,615)   $7,509
                                                              ========    ======

     The approximate tax effect of each type of temporary difference and carry forward is as follows (in thousands):

                                                                   JUNE 30,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Revenue related.............................................  $(4,492)   $ 2,174
US Income tax credits.......................................       --      1,896
US operating losses carryforward............................       --      1,595
Restructuring items.........................................       --      4,166
Nondeductible reserves and accruals.........................      422        408
Intangible assets...........................................   (2,720)    (1,561)
Other temporary differences.................................      175        174
                                                              -------    -------
                                                               (6,615)     8,852
Valuation allowance.........................................       --     (1,343)
                                                              -------    -------
                                                              $(6,615)   $ 7,509
                                                              =======    =======

     The tax credits and net operating loss carryforwards expire at various dates from 1999 through 2019. Due to the uncertainty surrounding the realization and timing of these tax attributes, the Company has recorded a valuation allowance of approximately $1,343,000 as of June 30, 1999.

     The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and tax credit carryforwards available to be used in a any given year in the event of significant changes in ownership, as defined.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

(11) OPERATING LEASES

     The Company leases its facilities and various office equipment under noncancellable operating leases with terms in excess of one year. Rent expense charged to operations was approximately $5,017,000, $6,383,000 and $7,185,000 for the years ended June 30, 1997, 1998 and 1999, respectively. Future minimum lease payments under these leases as of June 30, 1999 are as follows (in thousands):

                                                              AMOUNT
                                                              -------
Year Ending June 30,
  2000......................................................  $ 7,562
  2001......................................................    7,900
  2002......................................................    8,097
  2003......................................................    5,231
  2004......................................................    4,892
Thereafter..................................................   35,143
                                                              -------
                                                              $68,825
                                                              =======

(12) SALE OF INSTALLMENTS RECEIVABLE

     The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for $51,304,000 and $32,349,000 during fiscal 1998 and 1999, respectively. The financial institutions have partial recourse to the Company only upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending on whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligation, as defined.

     At June 30, 1999, the balance of the uncollected principal portion of the contracts sold with partial recourse was approximately $91,536,000. The Company's potential recourse obligations related to these contracts is approximately $3,799,000 as of June 30, 1999. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

(13) COMMITMENTS AND CONTINGENCIES

     The Company has entered into agreements with seven executive officers providing for the payment of cash and other benefits in certain events of their voluntary or involuntary termination within three years following a change in control. Payment under these agreements would consist of a lump sum equal to approximately three years of each executive's annual taxable compensation. The agreements also provide that the payment would be increased in the event that it would subject the officer to excise tax as a parachute payment under the federal tax code. The increase would be equal to the additional tax liability imposed on the executive as a result of the payment.

     On October 5, 1998, October 26, 1998 and November 20, 1998, three purported class action lawsuits were filed in the United States District Court for the District of Massachusetts against the Company and certain of its officers and directors, on behalf of purchasers of its common stock between April 28, 1998 and October 2, 1998. The lawsuits seek an unspecified amount of damages and claims violations of Sections 10 (b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Company issued a series of materially false and misleading statements concerning its financial conditions, its operations and integration of several acquisitions. On January 27, 1999, in response to a motion to dismiss filed by the Company, the plaintiffs consolidated the three complaints and filed a Consolidated Amended Class Action Complaint. The case was reassigned to a new judge during the summer for the second time and, as of September 23, 1999, she had not

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

taken any action or rendered any decision. The Company believes it has meritorious legal defenses to the lawsuits and intend to defend vigorously against these actions. We are currently unable, however, to determine whether resolution of these matters will have a material adverse impact on its financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

(14) RETIREMENT PLAN

     The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the Internal Revenue Code, which would otherwise be payable to the participant for any plan year. The Company may make discretionary contributions to this plan.. During 1997, the plan was modified to provide, among other changes, for the Company to make matching contributions equal to 25% of pretax employee contributions up to a maximum of 6% of an employee's salary. During the fiscal years ended June 30, 1997, 1998 and 1999, the Company made matching contributions of approximately $385,000, $839,000 and $1,000,000, respectively.

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

     The Company is accounting for these investments using the equity method. The net investments are included in other assets in the accompanying consolidated balance sheets. In the accompanying consolidated statements of operations for the years ended June 30, 1997, 1998 and 1999, the Company has recognized approximately $26,000, $45,000, and $19,000, respectively, as its portion of the income from these joint ventures.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

(16) ACCRUED EXPENSES

     Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

                                                                   JUNE 30,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Income taxes................................................  $14,279    $ 9,635
Payroll and payroll-related.................................    8,366      7,645
Royalties and outside commissions...........................    1,985      2,471
Restructuring and other charges.............................       --      6,799
Other.......................................................    7,776      8,264
                                                              -------    -------
                                                              $32,406    $34,814
                                                              =======    =======

(17) RELATED PARTY TRANSACTIONS

     Smart Finance & Co., a company of which a director of the Company is the President, provides advisory services to the Company from time to time. In fiscal 1997, 1998 and 1999, payments of approximately $222,000, $62,000 and $279,000, respectively, were made by the Company to Smart Finance & Co. as compensation for services rendered. Included in fiscal 1999 was approximately $200,000 paid in relation to services rendered at arm's length in fiscal 1998 relating to the 5 1/4% Convertible Debenture Offering.

(18) SEGMENT AND GEOGRAPHIC INFORMATION

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

     The Company is organized geographically and by line of business. The Company has two major line of business operating segments: license and service and other. The Company also evaluates certain subsets of business segments by vertical industries as well as by product categories. While the Executive Management Committee evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources.

     The license line of business is engaged in the development and licensing of software. The software can be classified into three broad categories: process design software, process operation software and process management software. The service and other line of business offers implementation, advanced process control, real-time optimization and other consulting services in order to provide its customers with complete solutions.

     The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies. The Company does not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

     The following table presents a summary of operating segments (in thousands):

                                                                 SERVICE AND
                                                     LICENSE        OTHER        TOTAL
                                                     --------    -----------    --------
Year ended June 30, 1997 --
  Revenues from unaffiliated customers.............  $103,179     $ 90,891      $194,070
  Cost of revenue..................................     5,539       54,006        59,545
  Research and development.........................    29,961        3,619        33,580
                                                     --------     --------      --------
  Operating margin(1)..............................  $ 67,679     $ 33,266      $100,945
                                                     ========     ========      ========
Year ended June 30, 1998 --
  Revenues from unaffiliated customers.............  $139,390     $113,165      $252,555
  Cost of revenue..................................     8,178       68,490        76,668
  Research and development.........................    39,045        4,508        43,553
                                                     --------     --------      --------
  Operating margin(1)..............................  $ 92,167     $ 40,167      $132,334
                                                     ========     ========      ========
Year ended June 30, 1999 --
  Revenues from unaffiliated customers.............  $ 91,621     $127,972      $219,593
  Cost of revenue..................................     7,862       83,346        91,208
  Research and development.........................    42,898        5,169        48,067
                                                     --------     --------      --------
  Operating margin(1)..............................  $ 40,861     $ 39,457      $ 80,318
                                                     ========     ========      ========

---------------
(1) The Operating Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

PROFIT RECONCILIATION (in thousands):

                                                           YEARS ENDED JUNE 30
                                                     --------------------------------
                                                       1997        1998        1999
                                                     --------    --------    --------
Total operating margin for reportable segments.....  $100,945    $132,334    $ 80,318
Selling and marketing..............................   (56,034)    (74,926)    (85,249)
General and administrative.........................   (17,072)    (20,208)    (23,253)
Restructuring and other charges....................        --          --     (17,867)
Charge for in-process research and development.....    (8,664)     (8,472)         --
Costs related to acquisitions......................        --      (4,984)         --
Interest and other income and expense..............     5,195       4,941       4,205
                                                     --------    --------    --------
Income (loss) before provision for (benefit from)
  income taxes.....................................  $ 24,370    $ 28,685    $(41,846)
                                                     ========    ========    ========

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

GEOGRAPHIC INFORMATION:

     Domestic and export sales as a percentage of total revenues are as follows:

                                                               YEARS ENDED JUNE 30,
                                                              -----------------------
                                                              1997     1998     1999
                                                              -----    -----    -----
United States...............................................   50.0%    54.6%    46.6%
Europe......................................................   30.6     28.4     35.7
Japan.......................................................    8.7      4.6      4.5
Other.......................................................   10.7     12.4     13.2
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
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

                                   NORTH AMERICA    EUROPE      ASIA      ELIMINATIONS    CONSOLIDATED
                                   -------------    -------    -------    ------------    ------------
Year ended June 30, 1997 --
  Revenues.......................    $184,193       $33,421    $ 8,143     $ (31,687)       $194,070
                                     ========       =======    =======     =========        ========
  Identifiable assets............    $232,599       $ 7,493    $ 1,191     $ (53,564)       $187,719
                                     ========       =======    =======     =========        ========
Year ended June 30, 1998 --
  Revenues.......................    $224,541       $52,944    $ 9,316     $ (34,246)       $252,555
                                     ========       =======    =======     =========        ========
  Identifiable assets............    $405,606       $22,231    $(1,128)    $(102,380)       $324,329
                                     ========       =======    =======     =========        ========
Year ended June 30, 1999 --
  Revenues.......................    $183,814       $62,352    $13,324     $ (39,897)       $219,593
                                     ========       =======    =======     =========        ========
  Identifiable assets............    $344,730       $55,260    $ 8,735     $(101,637)       $307,088
                                     ========       =======    =======     =========        ========

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Aspen Technology, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Aspen Technology, Inc. and subsidiaries, included in this Form 10-K, and have issued our report thereon dated August 4, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)-2 is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
August 4, 1999

                                                                     SCHEDULE II

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                     BALANCE,     CHARGED TO                             BALANCE,
                                   BEGINNING OF   COSTS AND                               END OF
DESCRIPTION                           PERIOD       EXPENSES    DEDUCTIONS     OTHER       PERIOD
-----------                        ------------   ----------   -----------   --------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  June 30, 1997(1)...............   $  730,685    $  120,000   $  (222,850)  $211,882   $  839,717
  June 30, 1998(1)...............      839,717       180,000      (136,000)   598,000    1,481,717
  June 30, 1999(2)...............    1,481,717       689,000    (1,107,619)   225,000    1,288,098
RESERVES FOR RESTRUCTURING:
  June 30, 1997..................   $       --    $       --   $        --   $     --   $       --
  June 30, 1998..................           --            --            --         --           --
  June 30, 1999..................           --     9,266,966    (2,467,816)        --    6,799,150

---------------
(1) Other relates to amounts acquired in acquisitions.

(2) Other relates to miscellaneous income item classified into the allowance for doubtful accounts.