Form 10-K405/A
period 1999-06-30
ASPEN TECHNOLOGY INC /DE/
filed 1999-10-04
CIK 929940

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                               AMENDMENT NO. 1 TO



                                  FORM 10-K/A


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

     As of September 20, 1999, 25,174,385 shares of Common Stock were outstanding.
                            ------------------------

     The undersigned registrant hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as filed by the registrant on September 28, 1999, as set forth in the pages attached hereto:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INTRODUCTORY NOTE



     This Amendment No. 1 on Form 10-K/A amends the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as filed by the registrant on September 28, 1999, and is being filed principally to reflect changes in the name of one of the registrant's software products and in the lists of platforms on which several of the registrant's software products can operate. All of the changes are set forth under the headings "Item 1. Business -- Software and Service Solution -- Focused Solutions."


                            ------------------------


     ASPEN PLUS, ASPENTECH, MIMI, RT-OPT and SPEEDUP are registered trademarks of the Company, and 1STQUALITY, ASPEN ADVISOR, ASPEN PIMS, BATCH PLUS, CIMVIEW, CIMWORK, DMCPLUS, DYNAPLUS, INFOPLUS.21, OTISS and PLANTELLIGENCE are trademarks of the Company.
                            ------------------------


     This Amendment on Form 10-K/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned that all forward-looking statements involve risks and uncertainties, many of which are beyond our control, including the factors set forth under "Item. 1A. Risk Factors" in the Form 10-K amended hereby. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and there can be no assurance that actual results will be the same as those indicated by the forward-looking statements included in this Amendment on Form 10-K/A. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

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

  DESIGN:

SOFTWARE SOLUTION                DESCRIPTION                         APPLICATIONS
-----------------     ----------------------------------  ----------------------------------
Aspen Plus..........  Rigorous steady-state modeling      Used to design processes, evaluate
                      system for simulating chemical or   process changes and analyze
                      petroleum based manufacturing       "what-if" scenarios.
                      processes involving vapors,
                      liquids, solids and electrolytes
                      with a library of equipment and
                      physical property models.
Aspen Dynamics/Aspen  Rigorous modeling system for        Used to examine process
  Custom Modeler....  simulating processes under          operability, safety and control as
                      changing (dynamic) conditions with  operating parameters fluctuate
                      a library of equipment and          during plant startup and shutdown
                      controller models.                  and other transient conditions.
Batch Plus..........  Batch process modeling system for   Used to scale-up and design new
                      recipe-based processes.             processes, and to analyze the
                                                          production of one batch or an
                                                          entire batch plant.
Aspen Zyqad.........  System for integrating, automating  Used to integrate and automate
                      and managing data, applications     work flow between engineers
                      and activities in the engineering   designing new process plants or
                      work process.                       improving existing facilities.

     We also provide an integrated suite of process design and modeling technology, known as the Aspen Engineering Suite or AES. AES is comprised of eight of our products, including Aspen Plus and Aspen Zyqad.

     Layered on top of these core, focused solutions are a number of separately licensed modules that focus on specialized types of analysis for modeling polymer processes, heat exchanger equipment, separation systems, batch distillation columns, adsorption processes and other complex systems. All of these process design software solutions can operate in Windows. Aspen Plus also runs on DEC VMS and UNIX.

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

  OPERATION:

SOFTWARE SOLUTION               DESCRIPTION                             APPLICATIONS
-----------------  -------------------------------------    -------------------------------------
Aspen RT-Opt..     Real-time optimization system.           Used to identify optimal plant
                                                            setpoints in order to maximize
                                                            operating margins on a real-time
                                                            basis.
Aspen IQ......     Inferential sensor modeling and          Used to infer infrequently measured
                   online implementation technology.        properties from continuous
                                                            measurements for environmental
                                                            monitoring and advanced control.
DMCplus.......     Advanced process control system using    Used to tightly control actual plant
                   multi-variable model-predictive          operations at multiple operating
                   control technology.                      constraints.
OTISS.........     System for developing operator           Used to train operators to better
                   training simulators.                     manage daily plant operations and
                                                            respond to abnormal situations.

     Aspen RT-Opt operates on Windows, DEC VMS and UNIX. DMCplus operates on Windows, DEC VMS and UNIX. OTISS operates on UNIX, Hewlett-Packard and Sun Solaris.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, as of October 4, 1999.


                                          ASPEN TECHNOLOGY, INC.

                                          By:     /s/ LAWRENCE B. EVANS
                                            ------------------------------------
                                                     Lawrence B. Evans
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of October 4, 1998.



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

                           *                                Chief Financial Officer
--------------------------------------------------------    (Principal Financial and Accounting Officer)
                    Lisa W. Zappala

                           *                                Director
--------------------------------------------------------
                    Joseph F. Boston

                           *                                Director
--------------------------------------------------------
                Gresham T. Brebach, Jr.

                           *                                Director
--------------------------------------------------------
                    Douglas R. Brown

                           *                                Director
--------------------------------------------------------
                    Joan C. McArdle

                           *                                Director
--------------------------------------------------------
                      Alison Ross

               *By: /s/ LAWRENCE B. EVANS
  ---------------------------------------------------
                   Lawrence B. Evans
                    Attorney-in-Fact