Form 10-Q
period 1999-09-30
ASPEN TECHNOLOGY INC /DE/
filed 1999-11-15
CIK 929940

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 1999.

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

                     Yes     /X/       No / /

As of September 30, 1999, there were 25,175,374 shares of the Registrant's common stock (par value $.10 per share) outstanding.

                             ASPEN TECHNOLOGY, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I.                     FINANCIAL INFORMATION                                      PAGE

Item 1.                     Financial Statements:

                            Consolidated Condensed Balance Sheets
                            as of September 30, 1999 and June 30, 1999                  3

                            Consolidated Condensed Statements of
                            Operations for the Three Month Periods
                            Ended September 30, 1999 and 1998                           4

                            Consolidated Condensed Statements of Cash Flows
                            for the Three Month Periods Ended
                            September 30, 1999 and 1998                                 5

                            Notes to Consolidated Condensed Financial Statements        6 - 11

Item 2.                     Management's Discussion and Analysis of Results of
                            Operations and Financial Condition                          11 - 15

Item 3.                     Quantitative And Qualitative Market Risk Disclosures        15 - 17

PART II.                    OTHER INFORMATION

Item 1.                     Legal Proceedings                                           17
Item 2.                     Changes in Securities and Use of Proceeds                   18
Item 5.                     Other Information                                           18
Item 6.                     Exhibits and Reports on Form 8-K                            18

                              Aspen Technology, Inc
                      Consolidated Condensed Balance Sheets

                          (Unaudited and in thousands)

                                                                  September 30, 1999       June 30, 1999
                                                                  ------------------       -------------
Current Assets:

      Cash and cash equivalents                                       $  33,595              $  33,456
      Short-term investments                                             68,844                 63,512
      Accounts receivable, net                                           60,449                 73,858
      Unbilled services                                                  18,893                 16,634
      Current portion of long-term installments receivable, net          27,393                 25,344
      Deferred tax asset                                                  2,752                  2,752
      Prepaid expenses and other current assets                          11,506                 12,157
                                                                      ---------              ---------
         Total current assets                                           223,432                227,713

Long-term installments receivable, net                                   32,052                 31,231

Property and leasehold  improvements, at cost                            84,293                 82,615
Accumulated depreciation                                                (48,644)               (45,775)
                                                                      ---------              ---------
                                                                         35,649                 36,840

Computer software development costs, net                                  5,939                  6,011
Intangible assets, net                                                    8,579                  9,143
Deferred tax asset                                                        4,757                  4,757
Other assets                                                              6,476                  6,547
                                                                      ---------              ---------
                                                                      $ 316,884              $ 322,242
                                                                      =========              =========

Current Liabilities:
      Current portion of long-term debt                               $     711              $   2,360
      Accounts payable and accrued expenses                              39,531                 42,612
      Unearned revenue                                                   11,701                 10,116
      Deferred revenue                                                   19,199                 20,482
                                                                      ---------              ---------
         Total current liabilities                                       71,142                 75,570

Long-term debt, less current maturities                                   3,231                  3,155
5 1/4% Convertible subordinated debentures                               86,250                 86,250
Deferred revenue, less current portion                                   12,397                 13,528
Other liabilities                                                           513                    513

Stockholders' Equity:

      Common stock                                                        2,538                  2,517
      Additional paid-in capital                                        156,554                154,480
      Accumulated deficit                                               (13,935)               (11,257)
      Accumulated other comprehensive loss                               (1,304)                (2,012)
      Treasury stock, at cost                                              (502)                  (502)
                                                                      ---------              ---------
         Total stockholders' equity                                     143,351                143,226
                                                                      ---------              ---------
                                                                      $ 316,884              $ 322,242
                                                                      =========              =========

                             Aspen Technology, Inc.
                 Consolidated Condensed Statements of Operations

               (Unaudited and in thousands, except per share data)


                                                         Three Months Ended September 30,
                                                         --------------------------------
                                                              1999            1998
                                                            --------        --------
Software licenses                                           $ 21,477        $ 16,004
Service and other                                             31,480          30,705
                                                            --------        --------
Total revenues                                                52,957          46,709
                                                            --------        --------

Cost of software licenses                                      2,070           1,667
Cost of service and other                                     19,977          19,973
Selling and marketing                                         19,110          19,145
Research and development                                      11,438          11,604
General and administrative                                     5,430           5,475
                                                            --------        --------
Total costs and expenses                                      58,025          57,864

Income (loss) from operations                                 (5,068)        (11,155)

Other income, net                                                 52             218
Interest income, net                                             959           1,152
                                                            --------        --------

Income (loss) before provision for (benefit from)

  income taxes                                                (4,057)         (9,785)

Provision for (benefit from) income taxes                     (1,379)         (3,425)
                                                            --------        --------
  Net income (loss)                                         $ (2,678)       $ (6,360)
                                                            ========        ========

Basic and diluted earnings (loss) per share                 $  (0.11)       $  (0.26)
                                                            ========        ========
Basic and diluted weighted average shares outstanding         25,148          24,618
                                                            ========        ========

                             Aspen Technology, Inc.
                 Consolidated Condensed Statements of Cash Flows

                          (Unaudited and in thousands)

                                                                                   Three Months Ended September 30,
                                                                                   --------------------------------
                                                                                         1999            1998
                                                                                       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

      NET INCOME (LOSS)                                                                $ (2,678)       $ (6,360)

      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (net of acquisition-related activity disclosed below):

              Depreciation and amortization                                               4,362           4,488
              Decrease in accounts receivable                                            13,726          17,852
              Increase in unbilled services                                              (1,978)         (3,294)
              Increase in installments receivable                                        (2,870)         (5,655)
              Decrease (increase) in prepaid expenses
                and other current assets                                                    710          (1,621)
              Decrease in accounts payable and accrued expenses                          (3,226)        (11,154)
              Increase in unearned revenue                                                1,557           2,055
              Decrease in deferred revenue                                               (2,463)         (1,387)
                                                                                       --------        --------

      Net cash provided by (used in) operating activities                                 7,140          (5,076)
                                                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and leasehold improvements                                    (1,278)         (2,666)
      Purchase of investment securities                                                  (5,350)         (3,412)
      (Increase) decrease in other long-term assets                                         (47)            145
      Increase in computer software development costs                                      (717)           (742)
      Decrease in other long-term liabilities                                                --             (69)
      Cash used in the purchase of business, net of cash acquired                            --          (1,200)
                                                                                       --------        --------

      Net cash used in investing activities                                              (7,392)         (7,944)
                                                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Issuance of common stock under employee stock purchase plans                        1,998           2,076
      Exercise of stock options                                                              97             782
      Payments of long-term debt and capital lease obligations                           (1,625)           (239)
                                                                                       --------        --------

      Net cash provided by financing activities                                             470           2,619
                                                                                       --------        --------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                    (79)            374
                                                                                       --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            139         (10,027)

CASH AND CASH EQUIVALENTS, beginning of period                                           33,456          78,694
                                                                                       --------        --------

CASH AND CASH EQUIVALENTS, end of period                                               $ 33,595        $ 68,667
                                                                                       ========        ========

      During the three months ended September 30, 1998, the Company acquired a company in a purchase transaction. This acquisition is summarized as follows-
              Fair value of assets acquired, excluding cash                                            $  1,290
              Payments in connection with the acquisitions, net of cash acquired                         (1,200)

                                                                                                       --------

                          Liabilities assumed                                                          $     90
                                                                                                       ========

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 1999
(unaudited)

1.   Basis of Presentation

         In the opinion of management, the accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1999, which are contained in the Company's Form 10-K, as previously filed with the Securities and Exchange Commission.

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

         Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rate utilized for the three month periods ended September 30, 1999 and 1998 was 8.5%. At September 30, 1999, the Company had long term installments receivable of approximately $6.7 million denominated in foreign currencies. The September 1999 foreign installments receivable mature through August 2002 and have been hedged with specific foreign currency contracts. There have been no material gains or losses recorded relating to hedge contracts for the periods presented. The Company does not use derivative financial instruments for speculative or trading purposes.

         (b)      Computer Software Development Costs

         Certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Amortization of capitalized computer software development costs is included in cost of revenues and is provided on a product-by-product basis using the straight-line method, beginning upon commercial release of the product and continuing over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations in the three month periods ended September 30, 1999 and 1998 was approximately $0.8 million and $0.7 million, respectively.

         (c)      Net Income (Loss) Per Share

         Basic earnings (loss) per share is calculated by dividing net income
         (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the dilution of potentially dilutive securities, primarily stock options, based on the treasury stock method.

         The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

                                                         Three Months Ended September 30,
                                                         --------------------------------
                                                               1999         1998
                                                               ----         ----

Options and Warrants                                            412        1,227
Convertible Debt                                                401          401
                                                              -----        -----
Total                                                           813        1,628
                                                              =====        =====


         (d)      Investments

         Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders' equity and accumulated other comprehensive loss. Investments held as of September 30, 1999 consist of $62.3 million in U.S. Corporate Bonds, $5.0 million in U.S. Government Bonds and $1.5 million in Certificates of Deposit. The Company does not use derivative financial instruments in its investment portfolio.

3.   Sale of Installments Receivable

         The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for approximately $5.5 million during the three-month period ended September 30, 1999. The financial institutions have partial recourse to the Company only upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligations, as defined.

         At September 30, 1999, the balance of the uncollected principal portion of all contracts sold was $92.5 million. The Company's potential recourse obligation related to these contracts is approximately $3.9 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

4.   Comprehensive Income (Loss)

         Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three months ended September 30, 1999 and 1998 are as follows (in thousands):

                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                                           1999           1998
                                                                         -------        -------
Net income (loss)                                                        $(2,678)       $(6,360)
Unrealized gain (loss) on investments                                        (18)           322
Foreign currency adjustment                                                  726            374
                                                                         -------        -------
    Comprehensive income (loss)                                          $(1,970)       $(5,664)
                                                                         =======        =======


5.  Restructuring and Other Charges

         In the fourth quarter of fiscal 1999, the Company undertook certain actions to restructure its business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of our core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. The following discusses the components of the restructuring and other charges.

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

         Employee Severance, Benefits and Related Costs: Approximately $4.3 million of the restructuring charge relates to the reduction in workforce. The amount accrued has decreased by severance payments paid during the quarter ended September 30, 1999. The remaining accrual will be paid by the end of fiscal 2000.

         The remaining accrual for the restructuring and other charge is broken down as follows (in thousands):

                                                     Accrued       Less: Fiscal     Accrued
                                                 Expenses, June        2000         Expenses,
                                                    30, 1999         Payments     Sept 30, 1999
                                                 --------------    ------------   -------------
Close-down/consolidation of facilities               $4,760         $   63            $4,697

Employee severance, benefits and related costs        1,938            950               988

Other                                                   101             60                41
                                                     ------         ------            ------

                                                     $6,799         $1,073            $5,726
                                                     ======         ======           ======

6.  Segment Information

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

         The following table presents a summary of operating segments (in thousands):

                                                             Service
                                               License       and Other      Total
                                               -------       -------       -------
Three Months Ended September 30, 1999-

    Revenues from unaffiliated customers       $21,477       $31,480       $52,957
    Cost of revenue                              2,070        19,977        22,047
    Research and development                    10,204         1,234        11,438
                                               -------       -------       -------
    Operating margin (1)                       $ 9,203       $10,269       $19,472
                                               =======       =======       =======

Three Months Ended September 30, 1998-

    Revenues from unaffiliated customers       $16,004       $30,705       $46,709
    Cost of revenue                              1,667        19,973        21,640
    Research and development                    10,456         1,148        11,604
                                               -------       -------       -------
    Operating margin (1)                       $ 3,881       $ 9,584       $13,465
                                               =======       =======       =======


(1) The Operating Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

                                                                   Three Months Ending September 30,
                                                                   ---------------------------------
                                                                          1999            1998
                                                                        --------        --------
Total operating margin for reportable segments                          $ 19,472        $ 13,465
Selling and marketing                                                    (19,110)        (19,145)
General and administrative                                                (5,430)         (5,475)
Interest and other income and expense                                      1,011           1,370
                                                                        --------        --------
Income (loss) before provision for (benefit from) income taxes          $ (4,057)       $ (9,785)
                                                                        ========        ========

7.       Related Party Transactions

         On September 30, 1999 the Company entered into a "Software License Distribution and Strategic Relationship" agreement with Extricity Software, Inc., a leading provider of business-to-business e-commerce software. The Company has partnered with Extricity Software to deliver e-commerce solutions that will enhance integration and automate the flow of information between disparate supply chain and enterprise resource planning systems and customers, suppliers and trading partners. The President and Chief Executive Officer of Extricity Software is the spouse of one of the Company's directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations: Comparison of the Three Months Ending September 30, 1999 and 1998

Total Revenues

Revenues are derived from software licenses and maintenance and other services. Total revenues for the three months ended September 30, 1999 were $53.0 million, an increase of 13.4% from $46.7 million in the comparable period of fiscal 1999.

Total revenues from customers outside the United States were $22.8 million or 43.1% of total revenues for the three months ended September 30, 1999, as compared to $24.1 million or 51.7% of total revenues for the comparable period in fiscal 1999. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 2000, the overall mix of revenues from customers outside the United States is expected to be relatively consistent with the prior year.

Software Licenses

Software license revenue represented 40.6% of total revenue for the three months ended September 30, 1999, as compared to 34.3% in the comparable period of fiscal 1999. Revenues from software licenses for the three months ended September 30, 1999 were $21.5 million, an increase of 34.2% from $16.0 million in the comparable period of fiscal 1999. The software license revenues for the three months ended September 30, 1998 was lower than planned due to delayed decision making driven by economic difficulties among customers in our core vertical markets of refining, chemicals and petrochemicals. In the three months ended September 30, 1999 our license revenues increased somewhat as these difficulties remained, but to a lesser extent.

Service and Other

Revenues from service and other consist of consulting services, post contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended September 30, 1999 were $31.5 million, an increase of 2.5% from $30.7 million in the comparable period in fiscal 1999. This increase reflects a continuing demand from customers for our services, this demand naturally lags behind the software license revenues and is therefore less than the license revenue growth.

Cost of Software Licenses

Cost of software licenses consist of royalties, amortization of previously capitalized software costs, costs related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. Cost of software licenses for the three months ended September 30, 1999 was $2.1 million, an increase of 24.2% from $1.7 million in the comparable period of fiscal 1999. Cost of software licenses as a percentage of revenues from software licenses were 9.6% for the three months ended September 30, 1999 as compared to 10.4% for the three months ended September 30, 1998.

Cost of Service and Other

Cost of service and other consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the cost of manuals sold separately. Cost of service and other for the three months ended September 30, 1999 were $20.0 million, approximately the same as the comparable period in fiscal year 1999. Cost of service and other as a percentage of their revenue was 63.5% in the three months ended September 30, 1999 and 65.0% in the comparable period of fiscal year 1999. This percentage decrease is primarily a result of an increased revenue per hour and improved utilization rates of billable engineers in the three months ended September 30, 1999.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 1999 were $19.1 million, approximately the same as the comparable period in fiscal year 1999. As a percentage of revenues, selling and marketing expenses were 36.1% for the three months ended September 30, 1999, as compared to 41.0% for the comparable period in fiscal 1999, as the relatively flat costs were spread over a larger revenue base. A significant component of the April 1999 restructuring included selective reduction of sales and marketing staff in certain markets and geographic locations. These selective reductions were made to correspond to the customer opportunities in certain of our core vertical markets and customer locations. The Company continues to selectively invest in sales personnel and regional sales offices to improve the Company's geographic proximity to its customers, to maximize the penetration of existing accounts and to add new customers.

Research and Development Expenses

Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct the Company's product development efforts. Capitalized research and development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses during the three months ended September 30, 1999 were $11.4 million, a decrease of 1.4% from $11.6 million in the comparable period of fiscal 1999. As a percentage of revenues, research and development costs were 21.6% for the three months ended September 30, 1999, as compared to 24.8% for the same period in fiscal 1999, as the relatively flat costs were spread over a larger revenue base. The costs remained relatively flat as the Company works to optimize deployment of its resources towards the development of our individual software solutions and development of Aspen Framework as the backbone of our Plantelligence Solution. The Company capitalized 5.4% of its total research and development costs during the three months ended September 30, 1999 as compared to 6.0% in the comparable period of fiscal year 1999.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of certain intangibles. General and administrative expenses for the three months ended September 30, 1999 and 1998 were $5.4 million and $5.5 million, respectively.

Interest Income

Interest income is generated from the investment of excess cash in short-term and long-term investments and from the license of software pursuant to installment contracts for off-line modeling software. Under these installment contracts, the Company offers customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. A substantial majority of the off-line modeling customers elect to license these products through installment contracts. The Company believes this election is made principally because the customers prefer to pay for the Company's off-line modeling products out of their operating budgets, rather than out of their capital budgets. Included in the annual payments is an implicit interest charge based upon the interest rate established by the Company at the time of the license. The Company sells a portion of the installment contracts to unrelated financial institutions. The interest earned by the Company on the installment contract portfolio in any period is the result of the implicit interest established by the Company on installment contracts and the size of the contract portfolio. Interest income was $2.3 million and $2.5 million for the three months ended September 30, 1999 and 1998, respectively.

Interest Expense

Interest expense is generated from interest charged on the Company's 5-1/4% convertible debentures, bank line of credit, notes payable and capital lease obligations. Interest expense for each of the three months ended September 30, 1999 and 1998 was $1.4 million.

Tax Rate

The effective tax rate for the three months ended September 30, 1999 was approximately 34.0% of pretax income (loss), versus 35.0% for the comparable period of fiscal year 1999. This change was primarily due to the utilization of certain tax credits.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 1999, the Company's cash and cash equivalents balance increased by $0.1 million. Operations provided $7.1 million of cash during this period, primarily as a result of the decrease in accounts receivable for the current fiscal quarter.

In recent years, the Company has had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation ("GECC") and Fleet Business Credit Corporation ("FBCC", formerly Sanwa Business Credit Corporation). During the three months ended September 30, 1999, installment contracts increased to $59.4 million, net of $5.5 million of installment contracts sold to GECC and FBCC. The Company's arrangements with the two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At September 30, 1999, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $92.5 million, for which the Company has a partial recourse obligation of approximately $3.9 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

The Company maintains a $30.0 million bank line of credit, expiring December 31, 2000, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank's prime rate (8.25% at September 30, 1999) or, at the Company's option, a rate equal to a defined LIBOR (5.40% at September 30, 1999) plus a specified margin. The line of credit agreement requires the Company to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net income before taxes and of the ratio of current assets to current liabilities. Additionally, the line is secured by certain of the Company's marketable securities. At September 30, 1999, there were no outstanding borrowings under the line of credit.

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

YEAR 2000 COMPLIANCE

Introduction

Management has initiated a Company-wide program to prepare the Company's computer systems and applications as well as the Company's product offerings for the year 2000. The Company has formed a Year 2000 Steering Committee comprised of representatives from the different divisions of the Company, including product development staff and internal systems staff. The Steering Committee is responsible for defining Year 2000 compliance standards for the entire Company, identifying Year 2000 requirements for each area of the Company's business and internal requirements, assessing current compliance and compliance efforts, and generally providing direction and management of the Company's Year 2000 efforts, under executive sponsorship. The Company's Year 2000 efforts are focused on the compliance of its product and service offerings to customers and on internal business-critical items. Hardware, software, systems, technologies and applications are considered "business-critical" if a failure would either have a material adverse impact on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers.

State of Readiness

All of the Company's current products and services are Year 2000 compliant. The Company's internal business systems have been tested and it has been determined that over 95% of its computers and all of its business critical systems are compliant. Contingency plans have been prepared and the Company will offer 24 hour customer support for Year 2000 issues between December 30, 1999, and the beginning of January, 2000. The results of the product testing program and further information on Y2K readiness are available on the Company's public website.

Products and Services

The Company has tested and determined that all most recent revisions of its standard products currently being licensed are compliant and has listed the status of current products and older versions of installed products on its website at www.AspenTech.com. The Company has also incorporated Y2K compliance tests and procedures into the work processes of its service groups carrying out customer projects.

Internal Systems

The Company has tested and determined the Y2K readiness of its internal systems which are business-critical. The Company expects that its internal system development plans will address the Year 2000 issue and will correct any existing non-compliant systems without the need to accelerate the overall information systems implementation plans.

Costs to Address Year 2000 Compliance

The Company expects to incur some internal staff costs as well as consulting and other expenses related to system enhancements for the year 2000. The Company believes the total costs to be incurred for all year 2000 related projects will not have a material impact on the future results from operations; however, the Company is assessing such costs on an on-going basis in order to adjust spending plans as necessary.

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

Item 3.   Quantitative and Qualitative Market Risk Disclosures

Information relating to quantitative and qualitative disclosure about market risk is set forth under the caption "Notes to Consolidated Condensed Financial Statements," (2. (a) and (d)) and below under the captions "Investment Portfolio" and "Foreign Hedging".

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

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars
($ in 000s)

                                     Fair Value at                                                                         FY2004 &
                                        9/30/99           FY2000            FY2001            FY2002          FY2003      Thereafter
                                     -------------        -------           -------           -------         ------      ----------
Cash Equivalents                        $22,552           $22,552                --                --             --           --
Weighted Average Interest Rate             5.33%             5.33%               --                --             --           --

Investments                             $68,843           $30,621           $13,645           $17,082         $7,495           --
Weighted Average Interest Rate             6.22%             6.00%             6.57%             6.29%          6.34%          --

Total Portfolio                         $91,395           $53,173           $13,645           $17,082         $7,495           --
Weighted Average Interest Rate             6.00%             5.71%             6.57%             6.29%          6.34%          --


Impact of Foreign Currency Rate Changes

During the first three months of fiscal 2000, most currencies in Europe and Asia/Pacific fluctuated but ended the period relatively strengthened against the U.S. dollar. However, the translation of the parent Company's intercompany receivables and foreign entities assets and liabilities did not have a material impact on the consolidated results of the Company. Foreign exchange forward contracts are only purchased to hedge certain customer accounts receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

The company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The Company does not use derivative financial instruments for speculative or trading purposes. The Company had $6.7 million of foreign exchange forward contracts denominated in British, French, Japanese, Swiss, German and Belgium currencies which represented underlying customer accounts receivable transactions at the end of the first quarter of fiscal 2000. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and loss related to these instruments for the first quarter of fiscal 2000 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The following table provides information about the Company's foreign exchange forward contracts at the end of the first quarter of fiscal 2000. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at the end of the first quarter of fiscal 2000.

Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Accounts Receivable:

                                 Average       Forward Amount
                                Contract       in U.S. Dollars        Contract Origination             Contract Maturity
Currency                          Rate         (in thousands)                 Date                            Date
--------                        --------       --------------        -----------------------         ------------------------
Belgian Franc                     29.90           $     23           Various: May 98                 Various:  Jan 00

British Pound Sterling             1.56              1,550           Various: Apr 98 -Jul 99         Various: Oct 99 - Jul 02

French Franc                       5.68                614           Various: Apr 98 - Jul 99        Various: Jan 00 -Jan 02

German Deutsche Mark               1.60                997           Various: Apr 97 - Apr 99        Various: Oct 99 - Jul 01

Japanese Yen                     116.05              2,884           Various: Jan 97 - Jul 99        Various: Oct 99 - Aug 02

Swiss Franc                        1.51                585           Various: Jan 99 - Jul 99        Various: Feb 00 - Jul 02

                                                  --------
Total                                             $  6,653
                                                  ========


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to lawsuits in the normal course of our business. We believe that we have meritorious defenses in all lawsuits in which we or our subsidiaries is a defendant. We note that (i) securities litigation in particular, can be expensive and disruptive to normal business operations and (ii) the results of complex legal proceedings can be very difficult to predict.

On October 5, 1998, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, on behalf of purchasers of our common stock between April 28, 1998 and October 2, 1998, the Van Ormer Complaint. The lawsuit seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that we issued a series of materially false and misleading statements concerning our financial condition, our operations and integration of several acquisitions. On October 26 a second purported class action lawsuit was filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, on behalf of purchasers of the Company's common stock between April 28, 1998 and October 2, 1998 which was verbatim identical to the Van Ormer Complaint except only for the plaintiff's name, the Clancey Complaint. On November 20, 1998 a third purported class action lawsuit was filed in the same court against the same defendants which was verbatim identical to the Van Ormer and Clancey Complaints except only for the plaintiff's name, the expansion of the class action period from January 27, 1998 to October 2, 1998, and the addition of references to statements made between January 27, 1998 and April 28, 1998, the Marucci Complaint. On January 27, 1999, in response to a motion to dismiss filed by us, the plaintiffs consolidated the three complaints and filed a Consolidated Amended Class Action Complaint. The case was reassigned to a new judge during the summer of 1999 for the second time and, as of November 11, 1999, she had not taken any action or rendered any decision. We believe we have meritorious legal defenses to the lawsuits and intend to defend vigorously against these actions. We are currently unable, however, to determine whether resolution of these matters will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

Item 2.  Changes in Securities and use of Proceeds

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  +10.44 EXTRICITY/ASPENTECH SOFTWARE LICENSE, DISTRIBUTION AND
                         STRATEGIC RELATIONSHIP AGREEMENT DATED SEPTEMBER 30, 1999.

         (b)      Reports on Form 8-K

                  None

         (c)      Other Exhibits: Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ASPEN TECHNOLOGY, INC.

Date: November 15, 1999 by:                 /s/ Lisa W. Zappala
                                            ------------------------------------
                                            Lisa W. Zappala
                                            Senior Vice President
                                            Chief Financial Officer


-----------
+ Confidential treatment requested.