Form 10-Q
period 1999-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2000-02-14
CIK 929940

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended December 31, 1999.

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

                                           Yes   X     No
                                                ---        ---

As of December 31, 1999, there were 25,339,351 shares of the Registrant's common stock (par value $.10 per share) outstanding.

                             ASPEN TECHNOLOGY, INC.

                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

              Consolidated Condensed Balance Sheets
              as of December 31, 1999 and June 30, 1999                        3

              Consolidated Condensed Statements of
              Operations for the Three and Six Month
              Periods Ended December 31, 1999 and 1998                         4

              Consolidated Condensed Statements of Cash Flows
              for the Six Month Periods Ended
              December 31, 1999 and 1998                                       5

              Notes to Consolidated Condensed Financial Statements        6 - 12

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                              13 - 17

Item 3.  Quantitative and Qualitative Market Risk Disclosures            18 - 19


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               19 - 20
Item 2.  Changes in Securities and Use of Proceeds                            20
Item 5.  Other Information                                                    20
Item 6.  Exhibits and Reports on Form 8-K                                     20

                             Aspen Technology, Inc.
                      Consolidated Condensed Balance Sheets
                          (Unaudited and in thousands)




                                         December 31, 1999    June 30, 1999
                                         -----------------    -------------

Current Assets:
  Cash and cash equivalents                       $ 37,917         $ 33,456
  Short-term investments                            60,764           63,512
  Accounts receivable, net                          77,513           73,858
  Unbilled services                                 18,456           16,634
  Current portion of long-term installments
     receivable, net                                21,086           25,344
  Deferred tax asset                                 2,752            2,752
  Prepaid expenses and other current assets         14,009           12,157
                                                  --------         --------
     Total current assets                          232,497          227,713

Long-term installments receivable, net              26,412           31,231

Property and leasehold  improvements, at cost       85,468           82,615
Accumulated depreciation and amortization          (51,145)         (45,775)
                                                  --------         --------
                                                    34,323           36,840

Computer software development costs, net             6,203            6,011
Intangible assets, net                               7,997            9,143
Deferred tax asset                                   4,757            4,757
Other assets                                         6,081            6,547
                                                  --------         --------
                                                  $318,270         $322,242
                                                  ========         ========

Current Liabilities:
  Current portion of long-term debt                  $ 511         $  2,360
  Accounts payable and accrued expenses             38,959           42,612
  Unearned revenue                                  12,804           10,116
  Deferred revenue                                  18,215           20,482
                                                  --------         --------
     Total current liabilities                      70,489           75,570

Long-term debt, less current maturities              3,096            3,155
5 1/4% Convertible subordinated debentures          86,250           86,250
Deferred revenue, less current portion              12,571           13,528
Other liabilities                                      513              513

Stockholders' Equity:
  Common stock                                       2,555            2,517
  Additional paid-in capital                       157,566          154,480
  Accumulated deficit                              (12,371)         (11,257)
  Accumulated other comprehensive loss              (1,897)          (2,012)
  Treasury stock, at cost                             (502)            (502)
                                                  --------         --------
     Total stockholders' equity                    145,351          143,226
                                                  --------         --------
                                                  $318,270         $322,242
                                                  ========         ========

                             Aspen Technology, Inc.
                 Consolidated Condensed Statements of Operations
               (Unaudited and in thousands, except per share data)



                                    Three Months Ended      Six Months Ended
                                       December 31,           December 31,
                                    ------------------    --------------------
                                     1999       1998        1999        1998
                                    -------    -------    --------    --------

Software licenses                   $29,011    $28,673    $ 50,488    $ 44,677
Service and other                    32,753     32,982      64,233      63,687
                                    -------    -------    --------    --------
Total revenues                       61,764     61,655     114,721     108,364
                                    -------    -------    --------    --------

Cost of software licenses             2,174      1,943       4,244       3,610
Cost of service and other            20,557     21,040      40,534      41,013
Selling and marketing                20,529     21,609      39,639      40,754
Research and development             11,498     11,937      22,936      23,541
General and administrative            5,562      5,625      10,992      11,100
                                    -------    -------    --------    --------
Total costs and expenses             60,320     62,154     118,345     120,018
                                    -------    -------    --------    --------

Income (loss) from operations         1,444       (499)     (3,624)    (11,654)

Other income (expense), net             (69)        28         (17)        246
Interest income, net                    995      1,212       1,954       2,364
                                    -------    -------    --------    --------

Income (loss) before provision for
  (benefit from) income taxes         2,370        741      (1,687)     (9,044)

Provision for (benefit from)
  income taxes                          806        260        (573)     (3,165)
                                    -------    -------    --------    --------
  Net income (loss)                 $ 1,564    $   481    $ (1,114)   $ (5,879)
                                    =======    =======    ========    ========


Diluted earnings (loss) per share   $  0.06    $  0.02    $  (0.04)   $  (0.24)
                                    =======    =======    ========    ========
Weighted average shares
  outstanding-diluted                27,087     25,191      25,202      24,708
                                    =======    =======    ========    ========


Basic earnings (loss) per share     $  0.06    $  0.02    $  (0.04)   $  (0.24)
                                    =======    =======    ========    ========
Weighted average shares
  outstanding-basic                  25,264     24,707      25,202      24,708
                                    =======    =======    ========    ========

                             Aspen Technology, Inc.
                 Consolidated Condensed Statements of Cash Flows
                          (Unaudited and in thousands)

                                                           Six Months Ended
                                                             December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                               $(1,114)    $ (5,879)

  Adjustments to reconcile net loss to net cash provided by (used in) operating activities
  (net of acquisition-related activity disclosed below):

      Depreciation and amortization                        8,285        8,905
      Deferred income taxes                                   --            2
      (Increase) decrease in accounts receivable          (3,595)       6,330
      Increase in unbilled services                       (1,718)        (421)
      Decrease (increase) in installments receivable       9,077         (348)
      Increase in prepaid expenses
        and other current assets                          (1,850)      (3,266)
      Decrease in accounts payable
        and accrued expenses                              (3,701)      (6,704)
      Increase in unearned revenue                         2,699        1,547
      Decrease in deferred revenue                        (3,251)        (551)
                                                         -------     --------

  Net cash provided by (used in) operating activities      4,832         (385)
                                                         -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and leasehold improvements         (2,688)      (5,143)
  Sale (purchase) of investment securities                 2,568      (19,464)
  Decrease in other long-term assets                         201          295
  Increase in computer software development costs         (1,684)      (1,482)
  Decrease in other long-term liabilities                     --          196)
  Cash used in the purchase of business, net of cash
    acquired                                                  --       (1,200)
                                                         -------     --------

  Net cash used in investing activities                   (1,603)     (27,190)
                                                         -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock under employee stock
    purchase plans                                         1,998        2,076
  Exercise of stock options                                1,126          832
  Payments of long-term debt and capital lease
    obligations                                           (1,937)      (1,355)
                                                         -------     --------

  Net cash provided by financing activities                1,187        1,553
                                                         -------     --------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                      45          (47)
                                                         -------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           4,461      (26,069)

CASH AND CASH EQUIVALENTS, beginning of period            33,456       78,694
                                                         -------     --------

CASH AND CASH EQUIVALENTS, end of period                 $37,917     $ 52,625
                                                         =======     ========

  During the six months ended December 31, 1998, the Company acquired a company in a purchase transaction. This acquisition is summarized as follows:

      Fair value of assets acquired, excluding cash                  $  1,290
      Payments in connection with the acquisitions,
      net of cash acquired                                             (1,200)
                                                                     --------

          Liabilities assumed                                        $     90
                                                                     ========

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 1999
(unaudited)



1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1999, which are contained in the Company's Form 10-K, as previously filed with the Securities and Exchange Commission.

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

         Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rate utilized for the three month period ended December 31, 1999 was 9.0% and for the six month period ended December 31, 1999 was 8.5% to 9.0%. In the three and six month periods ended December 31, 1998, the rate utilized was 8.5%. At December 31, 1999, the Company had long term installments receivable of approximately $5.8 million denominated in foreign currencies. The December 1999 foreign installments receivable mature through July 2004 and have been hedged with specific foreign currency contracts. There have been no material gains or losses recorded relating to hedge contracts for the periods presented. The Company does not use derivative financial instruments for speculative or trading purposes.

         (b)      Computer Software Development Costs

         Certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Amortization of capitalized computer software development costs is included in cost of software license revenues and is provided on a product-by-product basis using the straight-line method, beginning upon commercial release of the product and continuing over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations in the three and six month periods ended December 31, 1999 was approximately $0.7 and $1.5 million, respectively, as compared to the three and six month periods ended December 31, 1998, which was $0.6 and $1.3 million, respectively.

         (c)      Net Income (Loss) Per Share

         Basic earnings (loss) per share is calculated by dividing net income
         (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the dilution of potentially dilutive securities, primarily stock options, based on the treasury stock method.

         The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands):

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                     1999        1998       1999         1998
                                    ------------------     -------------------
Basic weighted average common
shares outstanding                  25,264      24,707     25,202       24,708

Weighted average potential
common  shares                       1,823         484         --           --
                                    ------      ------     ------       ------
Diluted weighted average
shares outstanding                  27,087      25,191     25,202       24,708
                                    ======      ======     ======       ======

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                     1999        1998       1999         1998
                                    ------------------     -------------------
Options and Warrants                    --          --        879          856

Convertible Debt                       410         410        821          821
                                       ---         ---      -----        -----
Total                                  410         410      1,700        1,677
                                       ===         ===      =====        =====

         (d)      Investments

         Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders' equity and accumulated other comprehensive loss. Investments held as of December 31, 1999 consist of $51.8 million in U.S. Corporate Bonds, $5.0 million in U.S. Government Bonds and $4.0 million in Certificates of Deposit. The Company does not use derivative financial instruments in its investment portfolio.

3.   SALE OF INSTALLMENTS RECEIVABLE

The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for approximately $11.8 and $17.3 million during the three and six month periods ended December 31, 1999, respectively. The financial institutions have partial recourse to the Company only upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligations, as defined.

At December 31, 1999, the balance of the uncollected principal portion of all contracts sold was $102.5 million. The Company's potential recourse obligation related to these contracts is approximately $3.9 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.


4.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three and six months ended December 31, 1999 and 1998 are as follows (in thousands):

                                       Three Months Ended      Six Months Ended
                                          December 31,           December 31,
                                       ------------------      ----------------
                                         1999     1998         1999       1998
                                         ----     ----         ----       ----

Net income (loss)                       $1,564    $ 481      $(1,114)   $(5,879)

Unrealized gain (loss) on investments     (162)    (302)        (180)        20
Foreign currency adjustment               (431)    (422)         295        (48)
                                        ------    -----      -------    -------
  Comprehensive income (loss)           $  971    $(243)     $  (999)   $(5,907)
                                        ======    =====      =======    =======

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

Employee Severance, Benefits and Related Costs: Approximately $4.3 million of the restructuring charge relates to the reduction in workforce. The amount accrued has decreased by severance payments paid during the six months ended December 31, 1999. The remaining accrual will be paid by the end of fiscal 2000.

  The remaining accrual for the restructuring and other charge is broken down as follows (in thousands):



                                                 Accrued     Less:      Accrued
                                                Expenses,   Fiscal     Expenses,
                                                June 30,     2000       Dec 31,
                                                  1999     Payments      1999
                                                --------   --------    ---------

Close-down/consolidation of facilities           $4,760     $  192      $4,568

Employee severance, benefits and related costs    1,938      1,445         493

Other                                               101         97           4
                                                 ------     ------      ------

                                                 $6,799     $1,734      $5,065
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

The following table presents a summary of operating segments (in thousands):

                                                        Service and
                                            License        Other          Total
                                            -------        -----          -----
Three Months Ended December 31, 1999-
  Revenues from unaffiliated customers      $29,011       $32,753       $ 61,764
  Cost of revenue                             2,174        20,557         22,731
  Research and development                   10,368         1,130         11,498
                                            -------       -------        -------
  Operating margin (1)                      $16,469       $11,066        $27,535
                                            =======       =======       ========

Three Months Ended December 31, 1998-
  Revenues from unaffiliated customers      $28,673       $32,982       $ 61,655
  Cost of revenue                             1,943        21,040         22,983
  Research and development                   10,628         1,309         11,937
                                            -------       -------        -------
  Operating margin (1)                      $16,102       $10,633       $ 26,735
                                            =======       =======       ========

Six Months Ended December 31, 1999-
  Revenues from unaffiliated customers      $50,488       $64,233       $114,721
  Cost of revenue                             4,244        40,534         44,778
  Research and development                   20,572         2,364         22,936
                                            -------       -------        -------
  Operating margin (1)                      $25,672       $21,335       $ 47,007
                                            =======       =======       ========

Six Months Ended December 31, 1998-
  Revenues from unaffiliated customers      $44,677       $63,687       $108,364
  Cost of revenue                             3,610        41,013         44,623
  Research and development                   21,084         2,457         23,541
                                            -------       -------        -------
  Operating margin (1)                      $19,983       $20,217       $ 40,200
                                            =======       =======       ========

(1) The operating margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):
                                    Three Months Ended       Six Months Ended
                                       December 31,            December 31,
                                   --------------------    --------------------
                                     1999        1998        1999        1998
                                   --------    --------    --------    --------
Total operating margin for
reportable segments                $ 27,535    $ 26,735    $ 47,007    $ 40,200
Selling and marketing               (20,529)    (21,609)    (39,639)    (40,754)
General and administrative           (5,562)     (5,625)    (10,992)    (11,100)
Interest and other income and
expense                                 926       1,240       1,937       2,610
                                   --------    --------    --------    --------
Income (loss) before provision
for (benefit from) income taxes    $  2,370    $    741    $ (1,687)   $ (9,044)
                                   ========    ========    ========    ========

7.       RELATED PARTY TRANSACTIONS

On September 30, 1999, the Company entered into a "Software License Distribution and Strategic Relationship" agreement with Extricity Software, Inc., a leading provider of business-to-business e-commerce software. The Company has partnered with Extricity Software to deliver e-commerce solutions that will enhance integration and automate the flow of information between disparate supply chain and enterprise resource planning systems and customers, suppliers and trading partners. The President and Chief Executive Officer of Extricity Software is the spouse of one of the Company's directors. In the three and six month periods ended December 31, 1999, the Company paid $1.3 million in prepaid royalties to Extricity Software.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Comparison of Three and Six Months Ending December 31, 1999 and 1998

TOTAL REVENUES
Revenues are derived from software licenses and maintenance and other services. Total revenues for the three months ended December 31, 1999 were $61.8 million, a slight increase from $61.7 million in the comparable period of fiscal 1999. Total revenues for the six months ended December 31, 1999 were $114.7 million, an increase of $6.4 million, or 5.9%, from $108.4 million in the comparable period of fiscal 1999.

Total revenues from customers outside the United States were $30.0 and $52.9 million, or 48.6% and 46.1%, of total revenues for the three and six months ended December 31, 1999, respectively. The non-U.S. revenues for the comparable periods in fiscal 1999 were $32.6 and $56.7 million, or 52.8% and 52.3%, of total revenues. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 2000, the overall mix of revenues from customers outside the United States is expected to be relatively consistent with the prior year.

SOFTWARE LICENSES
Software license revenue represented 47.0% of total revenue for the three months ended December 31, 1999, as compared to 46.5% in fiscal 1999. Revenues from software licenses for the three months ended December 31, 1999 were $29.0 million, an increase of $0.3 million, or 1.2%, from $28.7 million in fiscal 1999. Software license revenue represented 44.0% of total revenue for the six months ended December 31, 1999, as compared to 41.2% in fiscal 1999. Revenues from software licenses for the six months ended December 31, 1999 were $50.5 million, an increase of $5.8 million, or 13.0%, from $44.7 million in the comparable period of fiscal 1999. During the second quarter of fiscal 2000, the Company entered into a significant license contract with a customer to license certain of the Company's software for its worldwide operations. A portion of this license revenue was recognized in the second quarter of fiscal 2000 with the remainder to be recognized in subsequent quarters.

SERVICE AND OTHER
Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended December 31, 1999 were $32.8 million, a slight decrease of $0.2 million, or 1.0%, from $33.0 million in the comparable period in fiscal 1999. Revenues from service and other for the six months ended December 31, 1999 were $64.2 million, an increase of $0.5 million, or 1.0%, from $63.7 million in the comparable period in fiscal 1999. Growth in the services business is lagging that of the Company's license business as the Company brings on new partners to help deploy the Company's solutions and also due to the effect on post-contract support revenue of prior periods slower license revenue growth.

COST OF SOFTWARE LICENSES
Cost of software licenses consist of royalties, amortization of previously capitalized software costs, costs related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. Cost of software licenses as a percentage of revenues from software licenses were 7.5% and 8.4% for the three and six month periods ended December 31, 1999. This is compared to 6.8% and 8.1% for the three and six month periods ended December 31, 1998, respectively. The increase in these costs as a percentage of software license revenue is due primarily to higher royalties, due to a change in the mix of licenses in the fiscal 2000 periods as compared to the fiscal 1999 periods.

COSTS OF SERVICE AND OTHER
Costs of service and other consists of the cost of execution of application consulting services, post-contract support expenses, the cost of training services and the cost of manuals sold separately. Costs of service and other as a percentage of their revenue were 62.8% and 63.1% in the three and six months ended December 31, 1999. The same percentages in the comparable periods of fiscal year 1999 were 63.8% and 64.4%, respectively. This percentage decrease is primarily a result of an increased revenue per hour and improved utilization rates of billable engineers in the three and six month periods ended December 31, 1999.

SELLING AND MARKETING EXPENSES
Selling and marketing expenses for the three and six month periods ended December 31, 1999 were $20.5 and $39.6 million, a decrease of 5.0% and 2.7%, respectively, from $21.6 and $40.8 million in the comparable periods in fiscal year 1999. As a percentage of revenues, selling and marketing expenses were 33.2% and 34.6%, for the three and six month periods ended December 31, 1999, respectively. These same percentages were 35.0% and 37.6% for the comparable periods in fiscal 1999. The decrease in these percentages in fiscal 2000 is the result of a similar expense level spread over a larger revenue base. A significant component of the April 1999 restructuring included selective reduction of sales and marketing staff in certain markets and geographic locations. These selective reductions were made to correspond to the customer opportunities in certain of our core vertical markets and customer locations. The Company continues to selectively invest in sales personnel and regional sales offices to improve the Company's geographic proximity to its customers, to maximize the penetration of existing accounts and to add new customers.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct the Company's product development efforts. Capitalized research and development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses during the three and six month periods ended December 31, 1999 were $11.5 and $22.9 million, respectively, a decrease of $0.4 and $0.6 million, or 3.7% and 2.6%, respectively, from $11.9 and $23.5 million in the comparable periods of fiscal 1999. As a percentage of revenues, research and development costs were 18.6% and 20.0% for the three and six month periods ended December 31, 1999, respectively. The percentages for the same periods in fiscal 1999 were 19.4% and 21.7%, respectively. The decrease in these percentages in fiscal 2000 is the result of a similar expense level spread over a larger revenue base. The Company capitalized 8.0% and 6.7% of its total research and development costs during the three and six month periods ended December 31, 1999, respectively. In the comparable periods of fiscal year 1999, the Company capitalized 5.9% and 6.0%. The costs remained relatively flat in fiscal 2000 as compared to fiscal 1999, as the Company works to optimize deployment of its resources towards the development of its individual software solutions and development of Aspen Framework as the backbone of its Plantelligence Solution.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of certain intangibles. General and administrative expenses for the three and six month periods ended December 31, 1999 were $5.6 and $11.0 million, a decrease of $0.1, or 1.0%, for both comparable periods of fiscal 1999.

INTEREST INCOME
Interest income is generated from the investment of excess cash in short-term and long-term investments and from the license of software pursuant to installment contracts for off-line modeling software. Under these installment contracts, the Company offers customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of the off-line modeling customers have elected to license these products through installment contracts. The Company believes this election is made principally because the customers prefer to pay for the Company's off-line modeling products out of their operating budgets, rather than out of their capital budgets. Included in the annual payments is an implicit interest charge based upon the interest rate established by the Company at the time of the license. As the Company sells more perpetual licenses for Supply Chain and Plantelligence Solutions, these new sales are being paid for in forms that are not installment contracts. If the mix of sales moves away from installment contracts the interest income in future periods will be reduced. The Company sells a portion of the installment contracts to unrelated financial institutions. The interest earned by the Company on the installment contract portfolio in any period is the result of the implicit interest established by the Company on installment contracts and the size of the contract portfolio. Interest income was $2.4 and $4.7 million for the three and six months ended December 31, 1999 as compared to $2.5 and $5.1 million for the corresponding periods in fiscal 1999.

INTEREST EXPENSE
Interest expense is generated from interest charged on the Company's 5 1/4% convertible debentures, bank line of credit, notes payable and capital lease obligations. Interest expense for the three and six months ended December 31, 1999 was $1.4 and $2.8 million compared to $1.3 and $2.7 million in the same periods of fiscal 1999.

TAX RATE
The effective tax rate for the three and six month periods ended December 31, 1999 was approximately 34.0% of pretax income (loss), versus 35.0% for the comparable periods of fiscal 1999. This decrease in the effective tax rate was primarily due to the increased utilization of certain tax credits.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 1999, the Company's cash and cash equivalents balance increased by $4.5 million. Operations provided $4.8 million of cash during this period, primarily as a result of the decrease in long-term installments receivable offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses, as well as deferred revenues.

The Company has arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation ("GECC") and Fleet Business Credit Corporation ("FBCC", formerly Sanwa Business Credit Corporation). During the six months ended December 31, 1999, installment contracts decreased by $9.1 million to $47.5 million, net of $17.3 million of installment contracts sold to GECC and FBCC. This decrease is related to the decline in the mix of license sales that are sold in the installment form where customers chose to finance their license purchase with the Company. The Company's arrangements with the two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At December 31, 1999, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $102.5 million, for which the Company has a partial recourse obligation of approximately $3.9 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

The Company maintains a $30.0 million bank line of credit, expiring December 31, 2000, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank's prime rate (8.50% at December 31, 1999) or, at the Company's option, a rate equal to a defined LIBOR (5.88% at December 31, 1999) plus a specified margin. The line of credit agreement requires the Company to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net income before taxes and of the ratio of current assets to current liabilities. Additionally, the line is secured by certain of the Company's marketable securities. At December 31, 1999, there were no outstanding borrowings under the line of credit.

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

YEAR 2000 COMPLIANCE

INTRODUCTION
Management has in place a Company-wide program that prepared the Company's computer systems and applications as well as the Company's product offerings for the year 2000. The Year 2000 Steering Committee comprising of representatives from the different divisions of the Company, including product development staff and internal systems staff, remains responsible for defining Year 2000 compliance standards for the entire Company, including assessing current compliance and compliance efforts and generally providing direction and management of the Company's Year 2000 efforts. The Company's Year 2000 efforts focused on the compliance of its product and service offerings to customers and on internal business-critical items. As of January 31, 2000, the Company has not experienced any Year 2000-related interruptions in its products or services, nor in its internal systems. Hardware, software, systems, technologies and applications are considered "business-critical" if a failure would either have a material adverse impact on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers.

STATE OF READINESS
All of the Company's current products and services are Year 2000 compliant. The Company's internal business systems have been tested and it has determined that over 95% of its computers and all of its business critical systems are compliant. The results of the product testing program and further information on Y2K readiness are available on the Company's public website.

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

INTERNAL SYSTEMS
The Company has tested and determined the Y2K readiness of its internal systems which are business-critical. The Company expects that its internal system development plans will continue to address the Year 2000 issue and will correct any existing non-compliant systems without the need to accelerate the overall information systems implementation plans.

COSTS TO ADDRESS YEAR 2000 COMPLIANCE
The Company expects to incur internal staff costs as well as consulting and other expenses related to system enhancements for the year 2000, although such expenditures have largely been made, and will diminish as systems complete testing. The Company believes the total costs to be incurred for all year 2000 related projects will not have a material impact on the future results from operations; however, the Company is assessing such costs on an on-going basis in order to adjust spending plans as necessary.

CONTINGENCY PLANNING AND RISKS
The Company has risks both that its products and services could fail to be compliant with certain Y2K functionality and that its business operations would be interrupted or affected by the failure of other products or services to be Y2K compliant. External risks are difficult to determine due to the general uncertainty inherent in the Company's dependence upon the Y2K compliance of third party software operating systems and applications with which the Company's software operates, and third-party suppliers, vendors and customers with whom the Company does business. The Company is unable to determine at this time its most reasonably likely worst case scenario. Although costs related to the lack of Y2K compliance of third parties, business interruptions, litigation and other liabilities related to Y2K issues could materially and adversely affect the Company's business, results of operations and financial condition, the lack of Year 2000 problems as of January 31, 2000 and the Company's Y2K compliance efforts have reduced significantly the Company's level of uncertainty about the impact of Y2K issues affecting both its products and services and internal systems.

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

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars
(in 000s, except interest rates)

                                          Fair Value at                                                          FY2004
                                            12/31/99       FY2000       FY2001        FY2002     FY2003       & Thereafter
                                          -------------   --------     --------      --------   --------      ------------

Cash Equivalents                            $28,064       $28,064
Weighted Average Interest Rate                 5.81%         5.81%          --            --         --              --

Investments                                 $60,764       $23,523      $12,589       $17,209     $5,960          $1,483
Weighted Average Interest Rate                 6.33%         6.09%        6.63%         6.41%      6.57%           5.62%

Total Portfolio                             $88,828       $51,587      $12,589       $17,209     $5,960          $1,483
Weighted Average Interest Rate                 6.18%         5.94%        6.63%         6.41%      6.57%           5.62%

IMPACT OF FOREIGN CURRENCY RATE CHANGES
During the first six months of fiscal 2000, most currencies in Europe and Asia/Pacific fluctuated minimally ending the period mixed against the U.S. dollar. The translation of the parent Company's intercompany receivables and foreign entities assets and liabilities did not have a material impact on the consolidated results of the Company. Foreign exchange forward contracts are only purchased to hedge certain customer accounts receivable amounts denominated in a foreign currency.

FOREIGN EXCHANGE HEDGING
The company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on customer accounts receivables amounts denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The Company does not use derivative financial instruments for speculative or trading purposes. The Company had $5.9 million of foreign exchange forward contracts denominated in British, French, Japanese, Swiss, German and Belgium currencies which represented underlying customer accounts receivable transactions at the end of the second quarter of fiscal 2000. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and loss related to these instruments for the second quarter and the first six months of fiscal 2000 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The following table provides information about the Company's foreign exchange forward contracts at the end of the second quarter of fiscal 2000. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at the end of the second quarter of fiscal 2000.

Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Accounts Receivable:


                           Average    Forward Amount
                          Contract    in U.S. Dollars     Contract Origination        Contract Maturity
Currency                    Rate      (in thousands)              Date                      Date
----------------------    --------    ---------------     --------------------        -----------------
Belgian Franc                29.90             $   23     May 98                      Jan 00

British Pound Sterling        1.55              1,178     Various: Apr 98 - Jul 99    Various: Jan 00-Jul 02

French Franc                  5.68                614     Various: Apr 98-Jul 99      Various: Jan 00-Jan 02

German Deutsche Mark          1.60                833     Various: Apr 97 - Apr 99    Various: Jan 00-Jul 01

Japanese Yen                115.74              2,667     Various: Apr 97 - Jul 99    Various: Feb 00-Aug 02

Swiss Franc                   1.51                585     Various: Jan 99-Jul 99      Various: Feb 00-Jul 02

                                               ------
Total                                          $5,900
                                               ======



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


The Company is a party to lawsuits in the normal course of its business. The Company believes that it has meritorious defenses in all lawsuits in which the Company or its subsidiaries is a defendant. The Company notes that (i) litigation, particularly securities litigation, can be expensive and disruptive to normal business operations and (ii) the results of complex legal proceedings can be very difficult to predict.

On October 5, 1998, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts against the Company and certain of its officers and directors, on behalf of purchasers of the Company's common stock between April 28, 1998 and October 2, 1998 (the "Van Ormer Complaint"). The lawsuit seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the defendants issued a series of materially false and misleading statements concerning the Company's financial condition, its operations and integration of several acquisitions. On October 26 a second purported class action lawsuit was filed in the United States District Court for the District of Massachusetts against the Company and certain of its officers and directors, on behalf of purchasers of the Company's common stock between April 28, 1998 and October 2, 1998 which was verbatim identical to the Van Ormer Complaint except only for the plaintiff's name, the Clancey Complaint. On November 20, 1998 a third purported class action lawsuit was filed in the same court against the same defendants which was verbatim identical to the Van Ormer and Clancy Complaints except only for the plaintiff's name, the expansion of the class action period from January 27, 1998 to October 2, 1998, and the addition of references to statements made between January 27, 1998 and April 28, 1998, the Marucci Compaint. On January 27, 1999, in response to a motion to dismiss filed by us, the plaintiffs consolidated the three complaints and filed a Comsolidated Amended Class Action Complaint. On December 9, 1999, the Court heard oral arguments to review the pleadings in the case; as of January 31, 2000, there has been no decision rendered by the Court. The Company believes it has meritorious legal defenses to the lawsuits and intends to defend vigorously against these actions. The Company is currently unable, however, to determine whether resolution of these matters will have a material adverse impact on the Company's financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.



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


                                             ASPEN TECHNOLOGY, INC.


Date: February 14, 2000 by:                  /s/ Lisa W. Zappala
                                             ----------------------------
                                             Lisa W. Zappala
                                             Senior Vice President
                                             Chief Financial Officer