Form 10-Q
period 2000-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2000-05-15
CIK 929940

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended March 31, 2000.

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

                               Yes [X]  No [ ]

As of March 31, 2000, there were 26,096,113 shares of the Registrant's common stock (par value $.10 per share) outstanding.

                             ASPEN TECHNOLOGY, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                     PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

                  Consolidated Condensed Balance Sheets
                  as of March 31, 2000 and June 30, 1999                                  3

                  Consolidated Condensed Statements of
                  Operations for the Three and Nine Month
                  Periods Ended March 31, 2000 and 1999                                   4

                  Consolidated Condensed Statements of Cash Flows
                  for the Nine Month Periods Ended
                  March 31, 2000 and 1999                                                 5

                  Notes to Consolidated Condensed Financial Statements               6 - 10

Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition                                      11 - 13

Item 3.     Quantitative and Qualitative Market Risk Disclosures                    13 - 14


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                       14 - 15
Item 2.     Changes in Securities and Use of Proceeds                                    15
Item 5.     Other Information                                                            15
Item 6.     Exhibits and Reports on Form 8-K                                             15

                             Aspen Technology, Inc.
                      Consolidated Condensed Balance Sheets
                                 (In thousands)


                                                  MARCH 31, 2000   JUNE 30, 1999
                                                  --------------   -------------
                                                   (UNAUDITED)

Current Assets:
  Cash and cash equivalents                         $  37,913        $  33,456
  Short-term investments                               69,514           63,512
  Accounts receivable, net                             82,264           73,858
  Unbilled services                                    20,113           16,634
  Current portion of long-term installments
     receivable, net                                   21,111           25,344
  Deferred tax asset                                    2,752            2,752
  Prepaid expenses and other current assets            13,638           12,157
                                                    ---------        ---------
     Total current assets                             247,305          227,713

Long-term installments receivable, net                 25,971           31,231

Property and leasehold improvements, at cost           88,393           82,615
Accumulated depreciation and amortization             (54,067)         (45,775)
                                                    ---------        ---------
                                                       34,326           36,840

Computer software development costs, net                6,590            6,011
Intangible assets, net                                  7,343            9,143
Deferred tax asset                                      4,757            4,757
Other assets                                           10,871            6,547
                                                    ---------        ---------
                                                    $ 337,163        $ 322,242
                                                    =========        =========

Current Liabilities:
  Current portion of long-term debt                 $     843        $   2,360
  Accounts payable and accrued expenses                41,615           42,612
  Unearned revenue                                     15,365           10,116
  Deferred revenue                                     22,066           20,482
                                                    ---------        ---------
     Total current liabilities                         79,889           75,570

Long-term debt, less current maturities                 2,508            3,155
5 1/4% Convertible subordinated debentures             86,250           86,250
Deferred revenue, less current portion                 12,192           13,528
Other liabilities                                         513              513

Stockholders' Equity:
  Common stock                                          2,632            2,517
  Additional paid-in capital                          165,335          154,480
  Accumulated deficit                                  (9,447)         (11,257)
  Accumulated other comprehensive loss                 (2,207)          (2,012)
  Treasury stock, at cost                                (502)            (502)
                                                    ---------        ---------
     Total stockholders' equity                       155,811          143,226
                                                    ---------        ---------
                                                    $ 337,163        $ 322,242
                                                    =========        =========

                             Aspen Technology, Inc.
                 Consolidated Condensed Statements of Operations
               (Unaudited and in thousands, except per share data)


                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                        MARCH 31,                MARCH 31,
                                ------------------------ -----------------------
                                    2000         1999        2000        1999
                                -----------  ----------- ----------- -----------

Software licenses                 $ 34,155     $ 22,191   $  84,643   $  66,868
Service and other                   33,601       32,001      97,834      95,688
                                  --------     --------   ---------   ---------
Total revenues                      67,756       54,192     182,477     162,556
                                  --------     --------   ---------   ---------

Cost of software licenses            2,452        2,149       6,696       5,759
Cost of service and other           21,259       21,204      61,793      62,217
Selling and marketing               22,303       22,207      61,942      62,961
Research and development            12,489       12,297      35,425      35,838
General and administrative           5,805        6,235      16,797      17,335
                                  --------     --------   ---------   ---------
Total costs and expenses            64,308       64,092     182,653     184,110
                                  --------     --------   ---------   ---------

Income (loss) from operations        3,448       (9,900)       (176)    (21,554)

Other income (expense), net            (97)        (115)       (114)        131
Interest income, net                 1,080        1,005       3,034       3,369
                                  --------     --------   ---------   ---------

Income (loss) before provision
  (benefit from) income taxes        4,431       (9,010)      2,744     (18,054)

Provision for (benefit from)
  income taxes                       1,507       (3,153)        934      (6,318)
                                  --------     --------   ---------   ---------
  Net income (loss)               $  2,924     $ (5,857)  $   1,810   $ (11,736)
                                  ========     ========   =========   =========

Diluted earnings (loss) per
 share                            $   0.10     $  (0.23)  $    0.07   $   (0.47)
                                  ========     ========   =========   =========

Weighted average shares
  outstanding-diluted               29,543       24,925      27,737      24,954
                                  ========     ========   =========   =========

Basic earnings (loss) per share   $   0.11     $  (0.23)  $    0.07   $   (0.47)
                                  ========     ========   =========   =========

Weighted average shares
  outstanding-basic                 25,828       24,925      25,386      24,954
                                  ========     ========   =========   =========

                             Aspen Technology, Inc.
                 Consolidated Condensed Statements of Cash Flows
                          (Unaudited and in thousands)

                                                                   NINE MONTHS ENDED
                                                                      MARCH 31,
                                                               -----------------------
                                                                  2000         1999
                                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                             $  1,810     $(11,736)

  Adjustments to reconcile net loss to net cash provided by (used in) operating activities (net of acquisition-related activity disclosed below):

      Depreciation and amortization                               12,791       13,329
      Foreign exchange loss                                           --         (310)
      Deferred income taxes                                           --            2
      (Increase) decrease in accounts receivable                  (8,511)       9,275
      Increase in unbilled services                               (3,510)      (1,658)
      Decrease (increase) in installments receivable               9,493       (2,500)
      Increase in prepaid expenses
        and other current assets                                  (1,510)      (1,557)
      Decrease in accounts payable
        and accrued expenses                                        (955)     (12,407)
      Increase in unearned revenue                                 5,272        1,268
      Decrease in deferred revenue                                   236          404
                                                                --------     --------

  Net cash provided by (used in) operating activities             15,116       (5,890)
                                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and leasehold improvements                 (5,804)      (8,535)
  Purchase of investment securities                               (6,205)     (27,244)
  (Increase) decrease in other long-term assets                   (4,735)         737
  Increase in computer software development costs                 (2,864)      (2,207)
  Decrease in other long-term liabilities                             --         (374)
  Cash used in the purchase of business, net of cash
    acquired                                                          --       (1,200)
                                                                --------     --------

  Net cash used in investing activities                          (19,608)     (38,823)
                                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock under employee stock
    purchase plans                                                 3,850        4,474
  Exercise of stock options                                        7,120          940
  Payments of long-term debt and capital lease
    obligations                                                   (2,176)      (1,313)
                                                                --------     --------

  Net cash provided by financing activities                        8,794        4,101
                                                                --------     --------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                             155         (270)
                                                                --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   4,457      (40,882)

CASH AND CASH EQUIVALENTS, beginning of period                    33,456       78,694
                                                                --------     --------

CASH AND CASH EQUIVALENTS, end of period                        $ 37,913     $ 37,812
                                                                ========     ========

  During the nine months ended March 31, 1999, the Company acquired a company in a purchase transaction. This acquisition is summarized as follows:

      Fair value of assets acquired, excluding cash                          $  1,290
      Payments in connection with the acquisitions,
      net of cash acquired                                                     (1,200)
                                                                             --------

          Liabilities assumed                                                $     90
                                                                             ========

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2000
(unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1999, which are contained in the Company's Form 10-K, as previously filed with the Securities and Exchange Commission.

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

         Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rate utilized for the three month period ended March 31, 2000 was 9.0% and for the nine month period ended March 31, 2000 was 8.5% to 9.0%. In the three and nine month periods ended March 31, 1999, the rate utilized was 8.5%. At March 31, 2000, the Company had long-term installments receivable of approximately $6.3 million denominated in foreign currencies. The March 2000 foreign installments receivable mature through July 2004 and have been hedged with specific foreign currency contracts. There have been no material gains or losses recorded relating to hedge contracts for the periods presented. The Company does not use derivative financial instruments for speculative or trading purposes.

         (b)      Computer Software Development Costs

         Certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Amortization of capitalized computer software development costs is included in cost of software license revenues and is provided on a product-by-product basis using the straight-line method, beginning upon commercial release of the product and continuing over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations in the three and nine month periods ended March 31, 2000 was approximately $0.8 and $2.3 million, respectively, as compared to the three and nine month periods ended March 31, 1999 which was $0.6 and $1.9 million, respectively.

         (c)      Net Income (Loss) Per Share

         Basic earnings (loss) per share is calculated by dividing net income
         (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the dilution of potentially dilutive securities, primarily stock options, based on the treasury stock method.

         The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands):

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                          MARCH 31,              MARCH 31,
                                      2000        1999       2000        1999
                                    --------------------   --------------------

Basic weighted average common
shares outstanding                   25,828      24,925     25,386      24,954

Weighted average potential
common  shares                        3,715          --      2,351          --
                                     ------      ------     ------      ------
Diluted weighted average
shares outstanding                   29,543      24,925     27,737      24,954
                                     ======      ======     ======      ======

         The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                          MARCH 31,              MARCH 31,
                                      2000        1999       2000        1999
                                    --------------------   --------------------

Options and Warrants                     --         530         --       1,139

Convertible Debt                        406         401      1,227       1,222
                                        ---         ---      -----       -----
Total                                   406         931      1,227       2,361
                                        ===         ===      =====       =====

         (d)      Investments

         Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders' equity and accumulated other comprehensive loss. Investments held as of March 31, 2000 consist of $62.5 million in U.S. Corporate Bonds and $7.0 million in U.S. Government Bonds. The Company does not use derivative financial instruments in its investment portfolio.

3. SALE OF INSTALLMENTS RECEIVABLE

The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for approximately $5.9 and $23.2 million during the three and nine month periods ended March 31, 2000, respectively. The financial institutions have partial recourse to the Company only upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligations, as defined.

At March 31, 2000 the balance of the uncollected principal portion of all contracts sold was $95.5 million. The Company's potential recourse obligation related to these contracts is approximately $4.5 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three and nine months ended March 31, 2000 and 1999 are as follows (in thousands):

                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                        MARCH 31,               MARCH 31,
                                    2000        1999         2000       1999
                                  ---------   --------    --------   ---------

Net income (loss)                  $ 2,924     $(5,857)    $ 1,810   $(11,736)

Unrealized loss on investments         (23)       (105)       (203)       (85)
Foreign currency adjustment           (287)       (917)          8       (965)
                                   -------     -------      ------   --------
  Comprehensive income (loss)      $ 2,614     $(6,879)    $ 1,615   $(12,786)
                                   =======     =======     =======   ========

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

Employee Severance, Benefits and Related Costs: Approximately $4.3 million of the restructuring charge relates to the reduction in workforce. The amount accrued has decreased by severance payments paid during the nine months ended March 31, 2000. The remaining accrual will be paid by the end of fiscal 2000.

    The remaining accrual for the restructuring and other charge is broken down as follows (in thousands):

                                             ACCRUED     LESS:     ACCRUED
                                             EXPENSES,   FISCAL    EXPENSES,
                                             JUNE 30,     2000      MAR 31,
                                               1999     PAYMENTS     2000
                                             ---------  --------   ---------
Close-down/consolidation of facilities       $ 4,760    $   808     $ 3,952

Employee severance, benefits and related       1,938      1,501         437

Other                                            101         97           4
                                             -------    -------     -------

                                             $ 6,799    $ 2,406     $ 4,393
                                             =======    =======     =======

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

The following table presents a summary of operating segments (in thousands):

                                                   SERVICE AND
                                         LICENSE      OTHER       TOTAL
                                         -------   -----------    -----
Three Months Ended March 31, 2000-
  Revenues from unaffiliated customers   $ 34,155   $ 33,601   $  67,756
  Cost of revenue                           2,452     21,259      23,711
  Research and development                 11,241      1,248      12,489
                                         --------   --------   ---------
  Operating margin (1)                   $ 20,462   $ 11,094   $  31,556
                                         ========   ========   =========

Three Months Ended March 31, 1999-
  Revenues from unaffiliated customers   $ 22,191   $ 32,001   $  54,192
  Cost of revenue                           2,149     21,204      23,353
  Research and development                 11,118      1,179      12,297
                                         --------   --------   ---------
  Operating margin (1)                   $  8,924   $  9,618   $  18,542
                                         ========   ========   =========

Nine Months Ended March 31, 2000-
  Revenues from unaffiliated customers   $ 84,643   $ 97,834   $ 182,477
  Cost of revenue                           6,696     61,793      68,489
  Research and development                 31,813      3,612      35,425
                                         --------   --------   ---------
  Operating margin (1)                   $ 46,134   $ 32,429   $  78,563
                                         ========   ========   =========

Nine Months Ended March 31, 1999-
  Revenues from unaffiliated customers   $ 66,868   $ 95,688   $ 162,556
  Cost of revenue                           5,759     62,217      67,976
  Research and development                 32,202      3,636      35,838
                                         --------   --------   ---------
  Operating margin (1)                   $ 28,907   $ 29,835   $  58,742
                                         ========   ========   =========

(1) The operating margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                         MARCH 31,               MARCH 31,
                                  ----------------------   ---------------------
                                     2000        1999        2000        1999
                                  ---------   ----------   ---------   ---------

Total operating margin for
reportable segments               $ 31,556     $ 18,542    $ 78,563    $ 58,742
Selling and marketing              (22,303)     (22,207)    (61,942)    (62,961)
General and administrative          (5,805)      (6,235)    (16,797)    (17,335)
Interest and other income and
expense                                983          890       2,920       3,500
                                  --------     --------    --------    --------
Income (loss) before provision
for (benefit from) income taxes   $  4,431     $ (9,010)   $  2,744    $(18,054)
                                  ========     ========    ========    ========

7. RELATED PARTY TRANSACTIONS

On September 30, 1999, the Company entered into a "Software License Distribution and Strategic Relationship" agreement with Extricity Software, Inc., a leading provider of business-to-business e-commerce software. The Company has partnered with Extricity Software to deliver e-commerce solutions that will enhance integration and automate the flow of information between disparate supply chain and enterprise resource planning systems and customers, suppliers and trading partners. The President and Chief Executive Officer of Extricity Software is the spouse of one of the Company's directors. In the three month period ended December 31, 1999, the Company paid $1.3 million in prepaid fees to Extricity Software. In the accompanying consolidated condensed statements of operations for the three and nine months ended March 31, 2000, the Company has recognized approximately $188,000 of these fees.

Subsequent to March 31, 2000, the Company made a $2.0 million investment in Extricity Software, Inc. This investment entitles the Company to a minority interest in Extricity Software and will be accounted for using the cost method. The Company believes that all transactions with Extricity Software are rendered at arms length.

8. INVESTMENTS

On March 13, 2000, the Company and e-Chemicals, Inc., a leader in providing end-to-end e-supply chain solutions for the chemical industry, entered into a Stock Purchase Agreement whereby the Company acquired 833,333 shares of e-Chemicals non-voting Series E Preferred Stock for $6.00 per share. This investment entitles the Company to a minority interest in e-Chemicals and will be accounted for using the cost method. This investment is included in other assets in the accompanying consolidated condensed balance sheet as of March 31, 2000. In addition, the Company and e-Chemicals formed an alliance to combine their technology solutions to optimize chemical industry supply chain connectivity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Comparison of Three and Nine Months Ending March 31, 2000 and 1999

TOTAL REVENUES
Revenues are derived from software licenses and maintenance and other services. Total revenues for the three months ended March 31, 2000 were $67.8 million, an increase of $13.6 million, or 25%, from $54.2 million in the comparable period of fiscal 1999. Total revenues for the nine months ended March 31, 2000 were $182.5 million, an increase of $19.9 million, or 12.3%, from $162.6 million in the comparable period of fiscal 1999.

Total revenues from customers outside the United States were $30.2 and $83.0 million, or 44.6% and 45.5%, of total revenues for the three and nine months ended March 31, 2000 respectively. The non-U.S. revenues for the comparable periods in fiscal 1999 were $30.0 and $86.7 million, or 55.4% and 53.3%, of total revenues. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 2000, the overall mix of revenues from customers outside the United States is expected to be relatively consistent with the prior year.

SOFTWARE LICENSES
Software license revenue represented 50.4% of total revenue for the three months ended March 31, as compared to 40.9% in fiscal 1999. Revenues from software licenses for the three months ended March 31, 2000 were $34.2 million, an increase of $12.0 million, or 53.9%, from $22.2 million in fiscal 1999. Software license revenue represented 46.4% of total revenue for the nine months ended March 31, as compared to 41.1% in fiscal 1999. Revenues from software licenses for the nine months ended March 31, 2000 were $84.6 million, an increase of $17.8 million, or 26.6%, from $66.9 million in the comparable period of fiscal 1999. During the second quarter of fiscal 2000, we entered into a significant license contract with a customer to license certain of our software for the customer's worldwide operations. A portion of this license revenue was recognized in the second and third quarters of fiscal 2000 based on requested delivery dates.

SERVICE AND OTHER
Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended March 31, 2000 were $33.6 million, an increase of $1.6 million, or 5.0%, from $32.0 million in the comparable period in fiscal 1999. Revenues from service and other for the nine months ended March 31, 2000 were $97.8 million, an increase of $2.1 million, or 2.2%, from $95.7 million in the comparable period in fiscal 1999. Growth in the services business has been slower than our license business as a result of (1) our decision to utilize partners to help deploy our solutions and (2) the effect on post-contract support revenues of slower license revenue growth in prior periods.

COST OF SOFTWARE LICENSES
Cost of software licenses consist of royalties, amortization of previously capitalized software costs, costs related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. Cost of software licenses as a percentage of revenues from software licenses were 7.2% and 7.9% for the three and nine month periods ended March 31, 2000. This is compared to 9.7% and 8.6% for the three and nine month periods ended March 31, 1999, respectively. The decrease in these costs as a percentage of software license revenue is due primarily to a higher revenue base.

COSTS OF SERVICE AND OTHER
Costs of service and other consists of the cost of execution of application consulting services, post-contract support expenses, the cost of training services and the cost of manuals sold separately. Costs of service and other as a percentage of their revenue were 63.3% and 63.2% in the three and nine months ended March 31, 2000. The same percentages in the comparable periods of fiscal year 1999 were 66.3% and 65.0%, respectively. This percentage decrease is primarily a result of an increased revenue per hour and improved utilization rates of billable engineers in the nine month period ended March 31, 2000.

SELLING AND MARKETING EXPENSES
Selling and marketing expenses for the three and nine month periods ended March 31, 2000 were $22.3 and $61.9 million, an increase of 0.4% and a decrease of 1.6%, respectively, from $22.2 and $63.0 million in the comparable periods in fiscal year 1999. As a percentage of revenues, selling and marketing expenses were 32.9% and 33.9%, for the three and nine month periods ended March 31, 2000, respectively. These same percentages were 41.0% and 38.7% for the comparable periods in fiscal 1999. The decrease in these percentages in fiscal 2000 is the result of relatively similar expense levels spread over a larger revenue base. A significant component of the April 1999 restructuring included selective reduction of sales and marketing staff in certain markets and geographic locations. These selective reductions were made to correspond to the customer opportunities in certain of our core vertical markets and customer locations. We continue to selectively invest in sales personnel and regional sales offices to improve our geographic proximity to our customers, to maximize the penetration of existing accounts and to add new customers. Additional investments were made in the third quarter of fiscal 2000 in our new collaborative Internet portal site for process industry professionals, ProcessCity, and in the rebranding of our new logo.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct our product development efforts. Capitalized research and development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses during the three and nine month periods ended March 31, 2000 were $12.5 and $35.4 million, respectively, an increase of $0.2 million and a decrease of $0.4 million, or 1.6% and 1.2%, respectively, from $12.3 and $35.8 million in the comparable periods of fiscal 1999. As a percentage of revenues, research and development costs were 18.4% and 19.4% for the three and nine month periods ended March 31, 2000, respectively. The percentages for the same periods in fiscal 1999 were 22.7% and 22.0%, respectively. The decrease in these percentages in fiscal 2000 is the result of a similar expense level spread over a larger revenue base. We capitalized 8.9% and 7.5% of its total research and development costs during the three and nine month periods ended March 31, 2000, respectively. In both of the comparable periods of fiscal year 1999, we capitalized 5.9% of our total research and development costs.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of certain intangibles. General and administrative expenses for the three and nine month periods ended March 31, 2000 were $5.8 and $16.8 million, a decrease of $0.4 and $0.5 million, or 6.9% and 3.1%, respectively, from $6.2 and $17.3 million in the comparable periods of fiscal 1999. This decrease is primarily the result of decreasing amortization expense of intangible assets, including goodwill.

INTEREST INCOME
Interest income is generated from the investment of excess cash in short-term and long-term investments and from the license of software pursuant to installment contracts for off-line modeling software. Under these installment contracts, we offer customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of the off-line modeling customers have elected to license these products through installment contracts. Included in the annual payments is an implicit interest charge based upon the interest rate established by us at the time of the license. As we sell more perpetual licenses for e-Supply Chain and Plantelligence Solutions, these new sales are being paid for in forms that are not installment contracts. If the mix of sales moves away from installment contracts the interest income in future periods will be reduced. We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any period is the result of the implicit interest established by us on installment contracts and the size of the contract portfolio. Interest income was $2.4 and $7.1 million for the three and nine months ended March 31, 2000 as compared to $2.5 and $7.6 million for the corresponding periods in fiscal 1999.

INTEREST EXPENSE
Interest expense is generated from interest charged on our 5 1/4% convertible debentures, bank line of credit, notes payable and capital lease obligations. Interest expense for the three and nine months ended March 31, 2000 was $1.3 and $4.1 million compared to $1.5 and $4.2 million in the same periods of fiscal 1999.

TAX RATE
The effective tax rate for the three and nine month periods ended March 31, 2000 was approximately 34.0% of pretax income (loss), versus 35.0% for the comparable periods of fiscal 1999. This decrease in the effective tax rate was primarily due to the increased utilization of certain tax credits.

LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended March 31, 2000, our cash and cash equivalents balance increased by $4.5 million. Operations provided $15.1 million of cash during this period, primarily as a result of the decrease in long-term installments receivable and an increase in unearned revenue offset by an increase in accounts receivable and unbilled services.

 We have arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation ("GECC") and Fleet Business Credit Corporation ("FBCC", formerly Sanwa Business Credit Corporation). During the nine months ended March 31, 2000, installment contracts decreased by $9.5 million to $47.1 million, net of $23.2 million of installment contracts sold to GECC and FBCC. This decrease is related to the decline in the mix of license sales that are sold in the installment form where customers chose to finance their license purchase with us. Our arrangements with the two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At March 31, 2000, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $95.5 million, for which we have a partial recourse obligation of approximately $4.5 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

We maintain a $30.0 million bank line of credit, expiring December 31, 2000, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank's prime rate (9.00% at March 31, 2000) or, at our option, a rate equal to a defined LIBOR (6.14% at March 31,
2000) plus a specified margin. The line of credit agreement requires that we provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net income before taxes and of the ratio of current assets to current liabilities. Additionally, the line is secured by certain of our marketable securities. At March 31, 2000, there were no outstanding borrowings under the line of credit.

In June 1998, we issued $86.3 million of 5 1/4% Convertible subordinated debentures (the Debentures). The Debentures are convertible into shares of our common stock at any time prior to June 15, 2005, unless previously redeemed or repurchased, at a conversion price of $52.97 per share, subject to adjustment in certain events. Interest on the Debentures is payable on June 15 and December 15 of each year. The Debentures are redeemable in whole or part at our option at any time on or after June 15, 2001 at various redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption.

In the event of a change of control, as defined, each holder of the Debentures may require us to repurchase its Debentures, in whole or in part, for cash or, at our option, for common stock (valued at 95% of the average last reported sale prices for the 5 trading days immediately preceding the repurchase date) at a repurchase price of 100% of the principal amount of the Debentures to be repurchased, plus accrued interest to the repurchase date. The Debentures are unsecured obligations subordinate in right of payment to all of our existing and future senior debt, as defined, and effectively subordinate in right of payment to all indebtedness and other liabilities of our subsidiaries.

Item 3.  Quantitative and Qualitative Market Risk Disclosures

Information relating to quantitative and qualitative disclosure about market risk is set forth under the captions "Notes to Consolidated Condensed Financial Statements," 2. (a) and (d), and below under the captions "Investment Portfolio" and "Foreign Exchange Hedging".

INVESTMENT PORTFOLIO

We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issuer and the types of instruments approved for investment. We do not expect any material loss with respect to our investment portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars (in 000s, except interest rates)

                                 FAIR VALUE AT                                                 FY2004
                                    3/31/00      FY2000     FY2001      FY2002    FY2003    & THEREAFTER
                                 -------------   ------     ------      ------    ------    ------------

Cash Equivalents                    $19,335     $19,335
Weighted Average Interest Rate         6.12%       6.12%        --          --        --            --

Investments                         $69,514     $16,136    $13,636     $20,459   $12,709       $6,574
Weighted Average Interest Rate         6.33%       6.10%      6.69%       6.33%     6.16%        6.53%

Total Portfolio                     $88,849     $35,471    $13,636     $20,459   $12,709       $6,574
Weighted Average Interest Rate         6.29%       6.11%      6.69%       6.33%     6.16%        6.53%

IMPACT OF FOREIGN CURRENCY RATE CHANGES
During the first nine months of fiscal 2000, most currencies in Europe and Asia/Pacific fluctuated minimally ending the period mixed against the U.S. dollar. The translation of the parent company's intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts receivable amounts denominated in a foreign currency.

FOREIGN EXCHANGE HEDGING
We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivable amounts denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $5.3 million of foreign exchange forward contracts denominated in British, French, Japanese, Swiss, German and Belgium currencies which represented underlying customer accounts receivable transactions at the end of the third quarter of fiscal 2000. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and loss related to these instruments for the third quarter and the first nine months of fiscal 2000 were not material to our financial position. Looking forward, we do not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The following table provides information about our foreign exchange forward contracts at the end of the third quarter of fiscal 2000. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at the end of the third quarter of fiscal 2000.

Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Accounts Receivable:

                          AVERAGE    FORWARD AMOUNT
                          CONTRACT   IN U.S. DOLLARS      CONTRACT ORIGINATION        CONTRACT MATURITY
CURRENCY                    RATE     (IN THOUSANDS)               DATE                      DATE
----------------------    --------   ---------------    ------------------------    ----------------------

Belgian Franc               41.89       $    17         May 00                      May 00

British Pound Sterling       1.58           977         Various: Apr 98 - Mar 00    Various: May 00-Jul 02

French Franc                 5.64           430         Various: Apr 98-Mar 00      Various: Apr 00-Jan 02

German Deutsche Mark         1.60           779         Various: Jan 98-Mar 00      Various: May 00-Jul 01

Japanese Yen               114.96         2,548         Various: Mar 98-Mar 00      Various: Apr 00-Aug 02

Swiss Franc                  1.54           520         Various: Jan 99-Mar 00      Various: May 00-Jul 02
                                        -------

Total                                   $ 5,271
                                        =======

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

On October 5, 1998, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts against the Company and certain of its officers and directors, on behalf of purchasers of the Company's common stock between April 28, 1998 and October 2, 1998, the Van Ormer Complaint. The lawsuit seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the defendants issued a series of materially false and misleading statements concerning the Company's financial condition, its operations and integration of several acquisitions. On October 26 a second purported class action lawsuit was filed in the United States District Court for the District of Massachusetts against the Company and certain of its officers and directors, on behalf of purchasers of the Company's common stock between April

28, 1998 and October 2, 1998 which was verbatim identical to the Van Ormer Complaint except only for the plaintiff's name, the Clancey Complaint. On November 20, 1998 a third purported class action lawsuit was filed in the same court against the same defendants which was verbatim identical to the Van Ormer and Clancy Complaints except only for the plaintiff's name, the expansion of the class action period from January 27, 1998 to October 2, 1998, and the addition of references to statements made between January 27, 1998 and April 28, 1998, the Marucci Complaint. On January 27, 1999, in response to a motion to dismiss filed by us, the plaintiffs consolidated the three complaints and filed a Consolidated Amended Class Action Complaint. On December 9, 1999, the Court heard oral arguments to review the pleadings in the case; as of March 31, 2000, there has been no decision rendered by the Court. The Company believes it has meritorious legal defenses to the lawsuits and intends to defend vigorously against these actions. The Company is currently unable, however, to determine whether resolution of these matters will have a material adverse impact on the Company's financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

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

                                           ASPEN TECHNOLOGY, INC.

Date: May 15, 2000 by:                     /s/ Lisa W. Zappala
                                           ------------------------------------
                                           Lisa W. Zappala
                                           Senior Vice President
                                           Chief Financial Officer