Form 10-K405
period 2000-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2000-09-28
CIK 929940

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

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                TO                .

                        COMMISSION FILE NUMBER:  0-24786

                             ASPEN TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-2739697
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

   TEN CANAL PARK CAMBRIDGE, MASSACHUSETTS                         02141
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (617) 949-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.10 PAR VALUE PER SHARE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 25, 2000, the aggregate market value of common stock (the only outstanding class of equity of the Registrant) held by nonaffiliates of the Registrant was $1,276,073,189.00, based on a total of 28,675,802 shares of common stock held by nonaffiliates and on a closing price of $44.50 for the common stock as reported on the Nasdaq National Market.

     As of September 25, 2000, 29,657,517 shares of common stock were outstanding.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2000. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................     2
Item 1A.   Risk Factors................................................    16
Item 2.    Properties..................................................    22
Item 3.    Legal Proceedings...........................................    22
Item 4.    Submission of Matters to a Vote of Security Holders.........    22

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................    23
Item 6.    Selected Financial Data.....................................    24
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    25
Item 7A.   Quantitative and Qualitative Market Disclosures.............    33
Item 8.    Financial Statements and Supplementary Data.................    34
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................    34

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........    34
Item 11.   Executive Compensation......................................    34
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................    34
Item 13.   Certain Relationships and Related Transactions..............    34

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................    35
Signatures.............................................................    39

                            ------------------------

     Aspen Plus, AspenTech and MIMI are our registered trademarks and Aspen Advisor, Aspen Engineering Suite, Aspen Enterprise Optimization, Aspen eSupply Chain Suite, Aspen Extended Supply Chain Optimization, Aspen IQ, Aspen Manufacturing Suite, Aspen PIMS, Aspen Watch, Batch Plus, DMCplus, ICARUS, InfoPlus.21, Petrolsoft and Plantelligence are our trademarks.

     This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that all forward-looking statements involve risks and uncertainties, many of which are beyond our control, including the factors set forth under "Item 1A. Risk Factors." Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and there can be no assurance that actual results will be the same as those indicated by the forward-looking statements included in this Form 10-K. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

     We are a leading global provider of intelligent decision-support and eBusiness solutions to the process industries. Our decision-support software and service solutions enable our customers to automate, integrate and optimize complex engineering, manufacturing and supply chain functions. Customers use our eBusiness solutions to automate and synchronize collaborations with suppliers, customers and other trading partners over the Internet. Our customers use our solutions to optimize manufacturing performance at the individual plant level, across multiple plants and throughout the extended supply chain. These solutions enable customers to increase their competitiveness and profitability by improving their manufacturing efficiency, responsiveness and product quality.

     We believe that our extensive domain knowledge in process modeling and chemical engineering is a competitive advantage. Our customer base of over 1,000 process manufacturers includes 46 of the world's 50 largest chemical companies, 23 of the world's 25 largest petroleum refiners and 18 of the world's 20 largest pharmaceutical companies. In order to leverage our internal sales and marketing efforts, enhance the breadth of our solutions and expand our implementation capabilities, we have established a broad network of strategic partners, including e-Chemicals, Extricity Software, IBM, Microsoft, Origin, PricewaterhouseCoopers and Union Carbide.

RECENT DEVELOPMENTS

     On June 1, 2000, we acquired Petrolsoft Corporation, a provider of unified supply chain management systems and eBusiness and eCommerce solutions for wholesalers and retailers of petroleum products. In the acquisition, which has been accounted for as a pooling-of-interests transaction, we issued 2,641,101 shares of common stock, valued on the date of the acquisition at $22.93 per share or $60.6 million in total. Petrolsoft's solutions focus on the supply and distribution of bulk refined fuel products, including motor gasoline, distillates, kerosene and jet fuel, to both retail and wholesale markets. As a result of this acquisition, we believe we now offer the first integrated solution for the optimization and automation of the extended supply chain for petroleum companies, from crude selection, to refining, to delivery of products to the consumer. This integrated solution is designed to enable petroleum companies to integrate planning and scheduling at the refinery with the distribution of products to retail consumers.

     On August 29, 2000, we acquired ICARUS Corporation and ICARUS Services Limited, providers of software used by the process manufacturing industries to estimate plant capital costs and evaluate capital project economics. We paid consideration of approximately $24.5 million in connection with this acquisition, including delivering to the targets' stockholders (a) 248,411 shares of common stock, valued on the date of acquisition at $50.0625 per share or $12,436,075.69, (b) $5.9 million in cash and (c) $2.1 million in principal amount of one-year promissory notes. The balance of the acquisition price consisted of cash paid to purchase outstanding ICARUS Corporation options and to satisfy pre-existing severance and change-in-control agreements with ICARUS Corporation employees. We will account for this acquisition as a purchase transaction. This acquisition will enable us to provide additional functionality to companies in the process industries, by integrating the ICARUS financial decision-making tools with our manufacturing modeling, asset optimization and supply chain offerings. We believe process manufacturers will be able to use this integrated solution in making major capital investment decisions, such as building new plants or renovating existing facilities.

     On September 14, 2000, we announced that we had formed PetroVantage, Inc. to develop and operate a digital, Internet-based marketplace for crude oil, intermediates and refined petroleum products. We believe that this independent marketplace will provide companies in the petroleum industry with access to real-time, in-depth market information and with the capability to coordinate various business processes with one another. The speed with which these companies are able to make trading decisions and the efficiency with which they are able to organize trading logistics are critical to the profitability of these companies. We have initially committed $10.0 million to fund PetroVantage. Although PetroVantage is a wholly owned subsidiary of our company, we expect that PetroVantage will operate independently of us and that PetroVantage may solicit some or all of any future funding from strategic third-party investors.

INDUSTRY BACKGROUND

     To succeed in an increasingly competitive global environment, process manufacturers must simultaneously reduce costs and increase efficiency, responsiveness and customer satisfaction. Process manufacturers produce petroleum products, petrochemicals, polymers, specialty chemicals, pharmaceuticals, pulp and paper, electric power, food and beverages, consumer products, metals and minerals, and semiconductors using certain common production methods. These methods involve chemical reactions, combustion, mixing, separation, heating, cooling and similar processes to make products in the form of bulk solids, liquids, gases, powders and films. Because process manufacturing tends to be asset-intensive, increases in profitability in these industries depend substantially upon reducing costs of raw materials, energy and capital.

     Over the last 20 years, companies in the process industries have invested in a number of technologies to improve manufacturing enterprise performance. Process manufacturers initially automated their production processes by deploying distributed control systems, or DCS, that used computer hardware systems, communication networks and industrial instruments to measure, record and automatically control process variables. More recently, process manufacturers have automated key business processes by implementing enterprise resource planning, or ERP, software solutions that enhance the flow of business information across the enterprise. Even though DCS and ERP solutions can be important components of a solution to improve manufacturing enterprise performance, they do not incorporate either the detailed chemical engineering knowledge essential to optimize the design and operation of manufacturing processes or the plant performance data required to support more intelligent real-time decision making.

     To optimize manufacturing enterprise performance, process manufacturers require tools that enable them to fundamentally improve their highly complex production methods and processes. To meet these objectives, intelligent decision-support solutions must provide an accurate understanding of a plant's capabilities, as well as accurate planning and collaborative forecasting information. Because of the complexity of the processes being modeled, solution providers must possess extensive chemical engineering expertise, an in-depth understanding of the process industry manufacturing value chain and the technological know-how to develop and deploy these offerings. These competencies are required to:

     - build solutions that process manufacturers use to design and retrofit manufacturing processes;

     - plan and schedule production;

     - optimize operating parameters in real time;

     - rationalize supply chains;

     - perform accurate production accounting; and

     - improve other functions that impact both productivity and customer satisfaction.

Given the large production volumes typical in the process industries and the relatively low profit margins characteristic of many process sectors, even relatively small reductions in raw material or energy requirements or improvements in input costs, throughput or product yields can significantly increase the profitability of the process manufacturing enterprise.

     In recent years, increasingly sophisticated process industry-focused software and service solutions have been developed to address these requirements by automating, integrating and optimizing business processes in engineering, in manufacturing and across the supply chain. Comprehensive solutions must support collaborations among engineering professionals, from process design through construction, startup, commissioning, de-bottlenecking and troubleshooting. In addition, these solutions must address manufacturing challenges, including advanced control and optimization, quality management, yield accounting and maintenance.

     As process manufacturers have become more adept at using point solutions that optimize individual engineering and manufacturing business processes, increasingly they are seeking additional performance improvements by integrating these solutions, both with one another and with DCS, ERP and other enterprise systems, to provide real-time, intelligent decision support. To achieve these objectives, companies are implementing plant-wide optimization solutions to integrate related business processes across a single production facility. Companies are also implementing enterprise optimization solutions to extend this integration across multiple plants within an enterprise by adding planning and scheduling functionality. To achieve true optimization, however, process manufacturers must extend integration beyond the enterprise walls by sharing key business processes and automating and synchronizing collaborations across the extended supply chain of suppliers, customers and other trading partners.

     Extended supply chain optimization enables process manufacturers to reduce cycle times substantially, adjust production quickly to meet changing customer requirements, synchronize key business processes with plants and customers across numerous geographies and time zone and quote delivery dates more accurately and reliably. Until recently, no commercial solution existed to meet these challenges in the process industries. Traditional supply chain solutions and emerging business-to-business, or B2B, integration vendors lack the deep process knowledge essential to solve the complex problems faced by process manufacturers attempting to achieve true optimization of their enterprises, from design to production to management of the extended supply chain.

     The emergence of the Internet as a critical B2B collaboration platform has accelerated the speed at which information is exchanged and the pace of change within and among enterprises. While the proliferation of B2B applications has made real-time optimization of the extended enterprise a reality in some commercial sectors, most process manufacturers are only beginning to incorporate the Internet into the various aspects of their businesses. At the same time, innovative Internet-enabled solutions are emerging to serve the process industries, enabling the automation of extended supply chains and the establishment of trading exchanges and vertical industry portals. These solutions have the potential to change fundamentally the way process manufacturers interact and compete. The success of these solutions will depend substantially on the caliber of the decision-support tools upon which they are based. As a result of these developments, process manufacturers increasingly are turning to providers with the highest-caliber domain knowledge to assist the manufacturers in using the Internet as a platform to automate, integrate and optimize their manufacturing performance.

     Because of the size of the process industries and the rapid and significant return on investment that we believe customers can achieve, the market for automation, integration and optimization solutions in the process industries is significant. Due to the recent availability of these solutions and the traditional hesitancy of process manufacturers to adopt information technology, the market has been only modestly penetrated. According to a recent study by the ARC Advisory Group, the total annual potential market for providing these solutions to the process industries was $10.6 billion in 1999 and growing 3% to 5% annually. ARC estimates that the aggregate software and services revenues from this market totaled $1.1 billion in 1999, leaving the market less than 10% penetrated. According to ARC, while the served market for point solutions is more mature and growing an estimated 15% to 20% per year, the served markets for integrated plant and supply chain/enterprise optimization solutions are projected to increase more than 50% annually and to reach $3.4 billion by 2005. ARC expects that new eBusiness solutions for the process industries will expand the overall market.

THE ASPENTECH ADVANTAGE

     We are a leading global provider of intelligent decision-support and eBusiness solutions to the process industries. Our decision-support software and service solutions enable our customers to automate, integrate and optimize complex engineering, manufacturing and supply chain functions. Customers use our eBusiness solutions to automate and synchronize collaborations with suppliers, customers and other trading partners over the Internet. Our customers use our solutions to optimize manufacturing performance at the individual plant level, across multiple plants and throughout the extended supply chain. We have built our reputation as technology leaders over nearly two decades by combining substantial domain expertise in chemical engineering, modeling, computer science and operations research. We believe we have achieved our market leadership in part by solving many of the most challenging manufacturing problems faced by the process industries.

     Leading process manufacturers use our solutions to improve their competitiveness, not only by reducing raw material and energy use, cycle time, inventory cost and time to market, but increasingly by synchronizing and streamlining key business processes. In addition, our eBusiness solutions support new business models, increase the intimacy of collaboration with key business partners, improve the agility of manufacturers in adapting to rapid changes and enable a variety of emerging process industry-focused trading exchanges.

     Our competitive advantage is based on the following key attributes:

     SUBSTANTIAL PROCESS INDUSTRIES EXPERTISE. We believe we have amassed the world's largest collection of process industries domain knowledge concerning modeling and enterprise optimization. Our founders and executives have pioneered many of the most significant advances that today are considered industry standard solutions across a wide variety of engineering, manufacturing and supply chain applications. Our modeling expertise is spread among employees who hold more than 480 advanced degrees in chemical engineering, computer science, operations research and management. This significant base of chemical engineering expertise, process manufacturing experience and industry know-how serves as the foundation for the proprietary solution methods, physical property models and data estimation techniques embodied in our software solutions. We continually enhance these solutions through extensive interaction with our customers, who have performed millions of simulations in thousands of plants using our software. To complement our software expertise, we have assembled a staff of approximately 500 project engineers to provide implementation, advanced process control, real-time optimization, supply chain management and other consulting services. We believe this engineering team is the largest of any independent solution provider. Our expertise spans the process industries vertical markets, from chemicals, petrochemicals and refining to pharmaceuticals, specialty chemicals and polymers.

     LARGE AND VALUABLE CUSTOMER BASE. We view our customer base of more than 1,200 process manufacturers as an important strategic asset and as evidence of one of the strongest franchises in the industry. We count among our customers 46 of the world's 50 largest chemical companies, 23 of the world's 25 largest petroleum refiners, and 18 of the world's 20 largest pharmaceutical companies. We also have numerous leading customers in other vertical markets. In addition, 17 of the top 20 major engineering and construction firms that serve these industries use our design software. These relationships enable us to identify and develop or acquire solutions that best meet the needs of our customers, and they are a valuable tool in our efforts to rapidly penetrate the process industries with new innovations. Notwithstanding the breadth of our customer base, we believe the market for our solutions remains only modestly penetrated, particularly for integration and optimization solutions. As process manufacturers increasingly focus on integration and optimization of their enterprises and extended supply chains, we expect many of our existing customers to be among the first to implement our integrated eBusiness solutions.

     RAPID, SIGNIFICANT RETURN ON INVESTMENT. We believe customers purchase our solutions because the solutions provide rapid, demonstrable and significant returns on investment. Because of the large production volumes and relatively low profit margins typical in many of the process industries, even small improvements in productivity can generate substantial recurring benefits. First-year savings alone can exceed the software and implementation costs of our solutions. Customers have reported annual savings of up to ten million dollars from implementations of point solutions at an individual plant. Our integrated solutions, whether applied across a plant, an enterprise or an extended supply chain, can yield even greater returns. In addition, our solutions generate important organizational efficiencies and operational improvements, the dollar benefits of which are difficult to estimate.

     COMPLETE, INTEGRATED SOLUTION. While some vendors offer stand-alone products that compete with one or more of our solutions, we believe we are the only provider that offers a comprehensive solution to process manufacturers that addresses key business processes in engineering, manufacturing and across the extended supply chain. Our solutions are designed to be used on a stand-alone basis, integrated with one another or integrated with third-party applications. Customers can initially choose to implement a point solution, which is scalable as needs evolve, or our Plantelligence solution, which integrates multiple business processes within a single plant. Our Enterprise Optimization solution extends these optimization benefits across multiple plants within the enterprise by adding planning and scheduling capabilities. To maximize productivity across the extended enterprise, a process manufacturer can automate and synchronize collaborations among customers, suppliers and other trading partners using our Extended Supply Chain Optimization solution. Our integrated solutions target underpenetrated and rapidly growing market sectors, and they represent an important source of competitive differentiation.

     DEMONSTRATED eBUSINESS LEADERSHIP. Our eBusiness solutions automate and synchronize business processes among suppliers, customers and other trading partners, and they provide B2B infrastructure to support process industry-focused collaborative trading exchanges. For example, through our subsidiary PetroVantage, we propose to offer an independent digital marketplace for crude oil, intermediates and refined petroleum products that also will provide a collaboration workflow environment, decision support tools and back office integration. Our processcity.com portal is tailored specifically to promote B2B collaboration among professionals in the process industries by delivering leading edge tools, content and expertise and creating an online professional community. We believe we are the only vendor in the market that offers an integrated solution to address the strategic B2B infrastructure requirements of process manufacturers, because other vendors lack the domain knowledge critical to the underlying decision support.

STRATEGY

     Our objective is to establish our intelligent decision-support and eBusiness solutions as the standard for the process manufacturing industries. The key elements of our strategy are:

     EXTEND LEADERSHIP OF POINT SOLUTIONS. We believe we offer the most technologically advanced family of point solutions available across the engineering, manufacturing and supply chain functions. In addition to addressing a broad range of challenges faced by process manufacturers, we believe many of our solutions are best-in-class, including process simulation, advanced process control, real-time optimization, scheduling and planning, process information management and supply chain management.

     Because these applications form the core of our integrated solutions, we are committed to investing to enhance the functionality of our best-in-class products, as well as developing or acquiring additional point solutions to meet customer needs.

     FOCUS ON INTEGRATED PLANTELLIGENCE, ENTERPRISE OPTIMIZATION AND EXTENDED SUPPLY CHAIN OPTIMIZATION OPPORTUNITIES. We believe that process manufacturers increasingly view integrated optimization solutions as essential. Our Plantelligence, Enterprise Optimization and Extended Supply Chain Optimization solutions represent our fastest-growing products. We intend to continue to focus substantial financial and human resources on extending the functionality of, quantifying the benefits of, marketing and selling, and accelerating the implementation of these integrated solutions.

     LEVERAGE DOMAIN KNOWLEDGE. We possess an extensive pool of intellectual capital, with exceptional expertise in chemical engineering, computer science, operations research and other process-relevant disciplines. To differentiate and accelerate implementation of our integrated solutions, we have created vertical market-focused business units to develop and commercialize unique, cost-effective solutions that offer our customers best practice approaches to common industry-specific challenges. We also have applied our domain knowledge to create Business Process Templates which target common business processes and provide easily configurable solutions. In addition, the expertise and process industry know-how of our project engineers speeds customer implementation of our solutions. We intend to continue to identify additional opportunities to accelerate adoption of our solutions by leveraging our extensive domain knowledge.

     LEVERAGE eBUSINESS LEADERSHIP POSITION. We believe our focus on and early launch of eBusiness solutions for process manufacturers have established our leadership position in the market. Because of our expertise in supply chain management and enterprise optimization for the process industries, we were among the first to develop solutions that synchronize critical interactions among value chains of suppliers, customers and trading partners. Our processcity.com portal is tailored specifically to promote B2B collaboration among professionals in the process industries by delivering leading edge tools, content and expertise and creating an online professional community. Our newly formed subsidiary PetroVantage proposes to offer not only an independent digital petroleum marketplace, but also a collaboration workflow environment, decision support tools and back office integration. We intend to continue to invest significant resources to leverage our customer relationships and strategic alliances in order to promote our eBusiness solutions and technology leadership throughout the process industries.

     EXPAND PARTNER NETWORK. In order to enhance our eBusiness leadership position and augment our sales, marketing, development and implementation capabilities, we are expanding our network of partners. We are working closely with customers, complementary software and hardware vendors, trading exchanges, process licensors, engineering and construction firms, and systems integrators to identify opportunities for collaboration that we believe will speed our time to market with new products, extend our reach to potential customers and increase the resources available to implement our solutions. In fiscal 2000, we entered into strategic relationships with leading software vendors such as Extricity Software and Microsoft, leading process licensors such as Union Carbide, the e-Chemicals trading exchange, and major systems integrators such as IBM Global Services, Origin and PricewaterhouseCoopers. These relationships take a variety of forms, including joint development and implementation, collaborative marketing and technology transfer, and involve various levels of financial commitment, including joint funding, equity investment and prepaid royalties. We believe these partnering arrangements will expand the market opportunities available to us, and we intend to continue to pursue similar alliances.

     CONTINUE TO MAKE STRATEGIC INVESTMENTS AND ACQUISITIONS. While we remain committed to internal product development as the most significant source of future opportunity, we intend to continue to take advantage of strategic investment and acquisition opportunities as they arise, especially where they are complementary to our engineering, manufacturing and supply chain solutions or are in our core vertical markets. These may include equity investments, acquisitions of products or technologies that could fill gaps in or meaningfully extend our family of solutions, and acquisitions of expertise that could enhance the overall attractiveness of our solutions. We have derived a significant portion of our growth and solution breadth through investments in and acquisitions of products, expertise and technologies. Most recently, we acquired Petrolsoft in June 2000 to enhance our integrated offering for optimizing and automating the supply chain for petroleum companies and ICARUS in August 2000 to allow us to provide financial decision-making tools with our modeling, asset optimization and supply chain technologies. Our ability to identify and integrate investment and consolidation opportunities has been an important element of our success to date, and we expect our experience with these combinations to differentiate us as additional eBusiness initiatives and other opportunities arise.

SOLUTIONS: SOFTWARE AND SERVICES

     We offer a comprehensive portfolio of software products and services that address engineering, manufacturing and supply chain requirements for process manufacturers. Our software, known as the Aspen Enterprise Suite, consists of three focused solution suites: the Aspen Engineering Suite, the Aspen Manufacturing Suite and the Aspen eSupply Chain Suite. Our family of solutions allows a user to start with a point solution and add and integrate additional Aspen and third-party solutions. The Aspen Framework connects our software solutions to one another and to third-party applications, and Aspen Business Process Templates provide a user with a set of pre-configured best practices for common vertical market business processes. A customer can use Plantelligence to integrate Aspen and third-party solutions within a single plant, or it can implement Enterprise Optimization to integrate multiple plants across the enterprise. Ultimately, a user can optimize its extended enterprise by using our Extended Supply Chain Optimization solution to synchronize the entire supply chain. Our Extended Supply Chain Optimization solution provides standard, automated functions between enterprises for order processing, including scheduling of an order for production, tracking the order through production, and certification of the product for delivery to the customer. Our global services practice provides a range of services in support of deployment and program management.

  PRODUCT SUITES

     We design our products to capture process knowledge in a consistent, accurate and reliable form based on models that customers can use as the basis for decision making across the entire manufacturing life-cycle.

These models and the associated captured knowledge in the supporting information technology systems provide real-time, intelligent decision support across the manufacturing enterprise. Our software solutions can be linked with ERP solutions and DCS systems to improve a customer's ability to gather, analyze and use information across the process manufacturing life-cycle.

     ASPEN ENGINEERING SUITE. The Aspen Engineering Suite enables companies to optimize their research and development and engineering workflow -- from the chemist, to conceptual design, to process engineering, to detailed engineering, to start-up and plant operations. By creating and capturing knowledge in the form of models, information can be re-used across the business. Detailed engineering and cost and analysis is supported through integration with Intergraph and ICARUS software.

     The table below provides a list of the principal Aspen Engineering products available and their applications:

 SOFTWARE SOLUTION                  DESCRIPTION                         APPLICATION
 -----------------                  -----------                         -----------
Aspen Pinch            Process energy and capacity analysis   Process synthesis and analysis
Aspen Plus             Steady state simulation environment    Unit modeling and simulation
Aspen Hetran           Heat exchanger design optimization,    Equipment sizing and rating
                       rating and simulation
Batch Plus             Batch process modeling                 Vertical application
Polymers Plus          Polymer steady state and batch         Vertical application
                       modeling
Aspen Zyqad            Multi-user environment to store and    Collaborative engineering
                       share engineering data

     The Aspen Engineering Suite is an open environment and is implemented on the Microsoft Windows operating system, while selected parts are available for implementation on UNIX and VMS systems. Implementation of our engineering solutions does not typically require substantial consulting services, although services may be provided for customized model designs and process synthesis.

     ASPEN MANUFACTURING SUITE. The Aspen Manufacturing Suite helps companies optimize their manufacturing work processes by supporting information flow and manufacturing execution on a daily basis. The Aspen Manufacturing Suite combines information management tools, control and inferential model tools, and production management to support manufacturing execution, decision making and optimization. It provides the manufacturing agility necessary for collaboration with customers and suppliers, enabling the extended supply chain to function efficiently. Using the Aspen Manufacturing Suite, companies can execute production plans faster, limit deviations from those plans and revise plans in real time based on actual asset performance. The Aspen Manufacturing Suite comprises the following families of software products:

     - ADVANCED CONTROL FAMILY -- Minimizes variability, maximizes capacity and provides real-time response to dynamic disturbances.

     - INFORMATION MANAGEMENT FAMILY -- Transforms data into meaningful information, making it easily accessible to the end user for real-time decision making.

     - PRODUCTION MANAGEMENT FAMILY -- Optimizes manufacturing plant operations to meet current demands in the most economically efficient way.

     The table below provides a list of the principal Aspen Manufacturing products available and their applications:

 SOFTWARE SOLUTION                  DESCRIPTION                         APPLICATION
 -----------------                  -----------                         -----------
ADVANCED CONTROL FAMILY
Aspen IQ               Inferred property measurement          Predict process conditions or
                                                              product quality based on
                                                              indirect measurements
DMCplus                Multivariable control                  Unit and multi-unit advanced
                                                              control solutions for complex
                                                              control problems
Aspen Watch            Performance monitoring of DMCplus      Sustained performance of
                       advanced control applications          high-value control applications

INFORMATION MANAGEMENT FAMILY
InfoPlus.21            Real-time database historian           Process monitoring and
                                                              historical data retention
Batch.21               Organizes manufacturing process        Batch, pharmaceutical and other
                       information into batch folders to      process analysis in
                       allow comparative assessment           batch-oriented "view" of the
                                                              world
Aspen Calc             Generic calculation engine, including  Custom application support,
                       script editor and scheduler            general purpose application
                                                              needs tied to real-time data
Aspen Multivariate     Real-time multivariable statistical    Complex process early fault
                       analysis                               detection and alarming
Aspen Process          Generic user interface for             Visualization of process
  Explorer             information management                 conditions

PRODUCTION MANAGEMENT FAMILY
Aspen Process Order    Tracks process order information from  Production order management beginning to end, linking scheduling,
                       operations and yield accounting
                       groups
Aspen Advisor          Data reconciliation and yield          Large plant yield accounting
                       accounting system                      and balancing
Aspen Process Recipe   Recipe management system, translating  Manage complex recipe
                       process orders to recipes              information on-line
ERP Connect            Solution for integrating with ERP      Connection to ERP systems
                       systems

     The Aspen Manufacturing Suite is an open environment and supports XML and database and device communication standards. It is implemented in the Microsoft Windows operating system. Implementation of our manufacturing solutions typically requires substantial consulting services.

     ASPEN eSUPPLY CHAIN SUITE. The Aspen eSupply Chain Suite combines supply chain management products with flexible B2B collaboration products in a suite with industry-specific applications. This solution suite includes an easy-to-use graphical user interface. Our solutions work together to link our eSupply Chain products with manufacturing systems across the extended enterprise.

     The table below provides a list of the principal Aspen eSupply Chain products available and their applications:

 SOFTWARE SOLUTION                  DESCRIPTION                         APPLICATION
 -----------------                  -----------                         -----------
Aspen MIMI             Strategic planning, supply chain       Supply chain management
                       planning, operations planning and
                       scheduling, supply chain and
                       manufacturing execution
Aspen B2B Foundation   Business-to-business integration       Integrate customers and
                                                              business partners into a value
                                                              chain that spans the extended
                                                              supply chain

CONFIGURED INDUSTRY SOLUTIONS
Aspen PIMS             Planning and scheduling                Refinery and bulk petrochemical
                                                              manufacturing
Semiconductor Global   Planning and scheduling                Fab and fab-less semiconductor
  Planner                                                     manufacturing
Polymers Scheduler     Scheduling                             Continuous and semi-batch
                                                              polymers plants
Aspen Strategic        Strategic planning                     Analysis of assets, strategic
  Analyzer                                                    decisions on buy, sell, build,
                                                              timing and location
Bulk Transport         Decision support                       Strategic and operational
  Optimizer                                                   decision support for bulk
                                                              material transportation

     The Aspen eSupply Chain Suite is an open environment and supports XML and database and device communication standards. It is implemented in the Microsoft Windows operating system. Implementation of our eSupply Chain solutions typically requires consulting services, although not to the same extent as our manufacturing solutions.

     INTEGRATED SOLUTIONS

     INTEGRATION PRODUCTS. Our integration products provide the structure for our integrated business solutions. We have two key product offerings:

     - Aspen Framework. Aspen Framework provides a common integration platform for our software solutions and supplies critical links between plant systems and enterprise business systems. Aspen Framework provides enterprise-wide management of installation, version control, security and roles, supports automation and execution of business processes, and enables enterprise-wide data sharing. The open architecture provides the infrastructure to implement integrated solutions that combine in-house technologies, third-party products and our software suites. The Aspen Framework facilitates integration of our products by allowing the various applications to communicate with common databases of design information, real-time information and documents. The Aspen Framework is based on Microsoft DNA technology and includes web-enabled features such as XML and Active Server pages. The Aspen Framework is an open environment, with support of XML and database and device communication standards, and is implemented in the Microsoft Windows operating system, using the Microsoft DNA for manufacturing architecture.

     - Aspen Business Process Templates. Our Business Process Templates, or BPTs, combine our software products with pre-configured business processes that incorporate industry best practices for optimizing the enterprise. BPTs embed deep process knowledge relating to engineering, manufacturing and the supply chain. Based on the web-enabled Aspen Framework integration software, BPTs act as a configurable starting point for enterprise optimization solutions.

     PLANTELLIGENCE. Our integrated plant-wide solution, which is marketed under the Plantelligence name, enables process manufacturers to drive their plant operations to higher levels of profitability. Plantelligence incorporates products from our Engineering and Manufacturing Suites and selected components from the eSupply Chain Suite focused on plant planning and scheduling, and uses the Aspen Framework as a vehicle for integrating these products so they work together to support specific business processes. In addition to linking our three solution suites, Plantelligence is designed to integrate with a plant's hardware systems, enterprise resource planning system and existing information technology systems to optimize the operation of the plant. By uniting our products in a common framework, Plantelligence provides a comprehensive set of business improvements to process manufacturing plants. We believe the benefits of integration are an essential part of helping process manufacturers become more competitive. Integrating the technologies that support business processes can help process manufacturers align their people, resources and business processes to drive their manufacturing enterprises to higher levels of productivity and overall performance. The value of this integration is enhanced through the ability of different technology products to share a consistent model of the plant's manufacturing process. By running plants on consistent models that reflect true economic, chemical and physical constraints, manufacturers obtain the critical knowledge they need to develop, execute and evaluate their manufacturing plans and make improvements with each production cycle.

     ENTERPRISE OPTIMIZATION. Our Enterprise Optimization solution builds on Plantelligence to coordinate multiple plants within the enterprise. Customers with a wide array of manufacturing plants and assets can implement our Enterprise Optimization solution to enable their plants to work together toward common operating and business goals. Many manufacturing plants continue to act as silos that maximize their own efficiency and productivity. In many cases, process manufacturers have pursued large business process reengineering projects that have failed to coordinate their plants. However, as the process industries become increasingly global and interconnected, we believe that process manufacturers will need to change their business processes so that they can optimize their entire manufacturing enterprise rather than only their individual plants. Our Enterprise Optimization solution is designed to enable process manufacturers to adapt to rapid changes in demand and their business environment, respond quickly to these changes, act as a single enterprise, optimize use of resources, meet customer requirements and operate more profitably.

     EXTENDED SUPPLY CHAIN OPTIMIZATION. Our Extended Supply Chain Optimization solution reaches beyond the traditional boundaries of the organization into supplier, partner and customer organizations to automate and optimize collaborative solutions for key business processes. These business processes are automated using Aspen eBusiness and other parts of our eSupply Chain Suite. A mixture of shared and private processes provides the ability to place orders within a customer's production schedule, monitor the progress of the order through production, and certify the product based on established quality parameters for delivery to the customer. Aspen eBusiness also provides the ability to manage inventory in the extended supply chain through collective scheduling and replenishment via trading exchanges in which all supply chain participants collaborate. This functionality results in significant time savings by automating the information exchange and decision processes to improve each participant's responsiveness to its suppliers and customers.

     SERVICES

     We offer implementation, advanced process control, real-time optimization and other consulting services in order to provide our customers with complete solutions. Customers typically use products from our Engineering Suite without implementation assistance. Customers that purchase products from our Manufacturing and eSupply Chain Suites and our integrated solutions frequently request implementation assistance from us and our partners.

     Customers who obtain consulting services from us typically engage us to provide such services over periods of up to 24 months. We generally charge customers for consulting services on a fixed-price basis, but charge customers on a time-and-materials basis for some services, primarily supply chain and on-site advanced process control and optimization services.

     We employ a staff of approximately 500 project engineers to provide consulting services to our customers. We believe this large team of experienced and knowledgeable project engineers provides an important source of competitive differentiation. We primarily hire as project engineers individuals who have obtained doctoral or master's degrees in chemical engineering or a related discipline or who have significant relevant industry experience. Our employees include experts in fields including thermophysical properties, distillation, adsorption processes, polymer processes, industrial reactor modeling, the identification of empirical models for process control or analysis, large-scale optimization, supply distribution systems modeling and scheduling methods.

     Historically, most licensees of our planning and scheduling solutions and a limited number of licensees of our process information management and supply chain management systems have obtained implementation consulting services from third-party vendors. Our strategy is to continue to develop and expand relationships with third-party consultants in order to provide a secondary channel of consulting services to augment our process management software solutions and to provide complementary services.

TECHNOLOGY AND PRODUCT DEVELOPMENT

     Our base of chemical engineering expertise, process manufacturing experience and industry know-how serves as the foundation for the proprietary solution methods, physical property models and data estimation techniques embodied in our software solutions. Our software and services solutions combine three of our core competencies:

     - We support sophisticated empirical models generated from advanced mathematical algorithms developed by our employees. In addition, we support rigorous models of chemical manufacturing processes and the equipment used in those processes. We have used these advanced algorithms to develop proprietary models that provide highly accurate representations of the chemical and physical properties of a broad range of materials typically encountered in the chemicals, petroleum and other process industries.

     - We develop software that models key customer manufacturing and business processes and automates the workflow of these processes. This software integrates our broad product line so that the data used in manufacturing processes are seamlessly passed between the applications used in each step of the business processes.

     - We have invested significantly in supply chain software, which embeds sophisticated technology allowing customers to optimize their extended supply chain activities. In addition, this software embeds key knowledge about the details of how manufacturing and supply chain operations function in the process industries.

     Our product development activities are currently focused on strengthening the integration of our key products, expanding the set of business processes our software covers, exploiting web technology, and enhancing and simplifying the user interface. As of August 31, 2000, we employed a product development staff of more than 330 people.

CUSTOMERS

     Our software solutions are installed at the facilities of more than 1,200 customers worldwide. The following table sets forth a selection of our customers from whom we generated at least $250,000 of revenues in fiscal 1999 or 2000.

CHEMICALS AND PETROCHEMICALS
Air Liquide
Akzo Nobel
Aristech Chemical Corporation
Asahi Chemical Industry Co., Ltd
BASF AG
Borealis Exploration Limited
Celanese AG
Condea Vista Company
Copene
Daelim Industrial Co.
The Dow Chemical Company
DSM N.V.
Equistar Chemicals, LP
FMC Corporation
Formosa Petrochemical Corp.
General Electric Company
Hanwha Chemical Corp.
Huntsman Corporation
Kuraray Co., Ltd.
Mitsubishi Chemical Corporation
Mitsui Chemicals
Nova Chemicals, Ltd.
Occidental Chemical Corp.
Polifin Ltd
PPG Industries, Inc.
Sinopec
Solvay S.A.

Union Carbide Chemicals and Plastics Company, Inc
Wacker Corporation
Westlake Management Services Corporation

CONSUMER GOODS & PACKAGING
Bass Plc
Cargill Inc.
Nestle SA
Sealed Air Corp.
Unilever

E&C, LICENSOR, CONSULTING, RESEARCH INSTITUTE
ABB Lummus
Chiyoda Corporation
Jacobs Engineering Group, Inc.
JGC Corporation
Kellogg Brown & Root (KBR)
Kvaerner
LG Group
Linde AG
Logica plc
Lurgi AG
Technip SA
UOP

LIFE SCIENCES AND SPECIALTY CHEMICALS
Agfa Gevaert NV
Albemarle Corporation
Astrazeneca
Aventis Research & Technologies
Bayer Corporation
Borden Chemicals & Plastics
Cabot Corporation
Dow Corning Corporation
E.I. du Pont de Nemours & Company, Inc.
Eli Lilly
Engelhard Corporation
Glaxo Wellcome Plc
Hercules, Inc.
Imperial Chemical Industries plc
Owens Corning
Parke-Davis Limited
Rhodia SA
Roche
Rohm and Haas Company
SmithKline Beecham Pharmaceutical
Solutia Inc.
UCB Chemicals

REFINING, OIL AND GAS
Abu Dhabi National Oil Company
Bharat Petroleum co. Ltd.
BP Amoco plc
Chevron Corporation
Citgo Petroleum Corporation
CNPC
Enbridge Inc.
Eni
Equilon Enterprises LLC
Exxon Company U.S.A.
Fortum Oil and Gas Oy (formerly Neste)
Kuwaiti National Petroleum Company
Lyondell Citgo Refining Company Ltd.
Magyar Olaj LS
Motiva Enterprises LLC
Nippon Petroleum Refining Co.
OMV Aktiengesellschaft
Petrogal Group
Petroleo Brasileiro S.A. -- PETROBRAS
Petroleos de Venezuela, S.A.
Petronas
Phillips Petroleum Company
Repsol Petroleo SA
Shell Oil Company
SK Corp Ltd
Statoil
Sunoco Inc.
Tonen Corp
Tosco Corporation
Total-Fina
Valero Refining Company

METALS, MINING AND MINERALS
Alcoa of Australia, Ltd.
LTV Corporation
Sollac S.A.
Wabash Alloys

PULP AND PAPER
Buckeye Cellulose Corporation
Consolidated Papers, Inc.
Rayonier Inc.
Weyerhaeuser

POWER AND NUCLEAR
BNFL
Electrabel SA/NV
Electricite de France

     International revenues accounted for approximately 45.2% of our total revenues in fiscal 1998, 51.8% of our total revenues in fiscal 1999 and 45.4% of our total revenues in fiscal 2000.

SALES AND MARKETING

     We employ a value-based sales approach, offering customers a comprehensive suite of software and service solutions that enhance the efficiency and productivity of their process manufacturing operations. We have increasingly focused on selling our solutions as a strategic investment by our customers and therefore target our principal sales efforts at senior management levels, including chief executive officers and senior decision makers in manufacturing, operations and technology.

     Because the complexity and cost of our solutions often result in a sales cycle of between six and nine months, we believe that the development of long-term, consultative relationships with our customers is essential to a successful selling strategy. To develop these relationships, we have organized our worldwide sales force by industry and have appointed a single sales account manager to be responsible for our relationship with each customer. In order to market the specific functionality and other complex technical features of our software solutions, each sales account manager leads a specialized team of regional account managers, technical sales engineers and product specialists organized for each sales and marketing effort. Our technical sales engineers typically have advanced degrees in chemical engineering or related disciplines and actively consult with a customer's plant engineers. Product specialists share their detailed knowledge of the specific features of our software solutions. Each sales team also includes participants from our business development group who determine the scope and price of service solutions offered to customers.

     We believe that our seasoned direct sales force, consisting of approximately 125 individuals as of August 31, 2000, and our ability to sell at senior levels within customer organizations are important competitive advantages. We have established direct sales offices in key geographic areas where there are high concentrations of potential business. As of August 31, 2000, we had 16 direct sales offices in cities in the United States and 32 direct sales offices in cities outside of the United States, including Brussels, Cambridge (England), Dusseldorf, Hong Kong, Paris, Singapore and Tokyo. In geographic areas of lower customer concentration, we use sales agents and other resellers to leverage our direct sales force and to provide local coverage and first-line support.

     We also supplement our direct sales efforts with a variety of marketing initiatives, including public relations activities, campaigns to promote awareness among industry analysts, user groups and our triennial conference, AspenWorld. AspenWorld has become a prominent forum for industry participants, including process manufacturing executives and analysts, to discuss emerging technologies and other process engineering solutions and to attend seminars led by industry experts. The AspenWorld 2000 conference, held in February 2000, attracted more than 2,200 participants.

     We also license our software solutions at a substantial discount to universities that agree to use our solutions in teaching and research. We believe that students' familiarity with our solutions will stimulate future demand once the students enter the workplace. Currently, more than 600 universities use our software solutions in undergraduate instruction.

COMPETITION

     We face three primary sources of competition:

     - commercial vendors of software products targeting one or more process manufacturing functions in the areas of engineering, manufacturing and supply chain, such as Hyprotech, a division of AEA Technology, i2 Technologies, SAP and Simulation Sciences, a division of Invensys;

     - vendors of hardware that offer software solutions in order to add value to their proprietary distributed control systems, such as Honeywell and Invensys, and vendors of ERP systems, such as Oracle, PeopleSoft and SAP; and

     - large companies in the process industries that have developed their own proprietary software solutions.

     Some of our current competitors have significantly greater financial, marketing and other resources than we have. In addition, many of our current competitors have established, and may in the future continue to establish, cooperative relationships with third parties to improve their product offerings and to increase the availability of their products to the marketplace. The entry of new competitors or alliances into our market could reduce our market share, require us to lower our prices, or both. Many of these factors are outside our control, and we may not be able to maintain or enhance our competitive position against current and future competitors.

INTELLECTUAL PROPERTY

     We regard our software as proprietary and rely on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect our proprietary rights. We have United States patents for the expert guidance system in our proprietary graphical user interface, the simulation and optimization methods in our optimization software, a process flow diagram generator in our planning and scheduling software, and a process simulation apparatus in our polymers software. In addition, we have registered or applied to register certain of our significant trademarks in the United States and in certain other countries.

     We generally enter into non-disclosure agreements with our employees and customers, and historically have restricted access to our software products' source codes, which we regard as proprietary information. In a few cases, we have provided copies of the source codes for certain products to customers solely for the purpose of special product customization and have deposited copies of the source codes for certain products in third-party escrow accounts as security for ongoing service and license obligations. In these cases, we rely on non-disclosure and other contractual provisions to protect our proprietary rights.

     The laws of certain countries in which our products are licensed may not protect our products and intellectual property rights to the same extent as the laws of the United States. The laws of many countries in which we license our products protect trademarks solely on the basis of registration. We currently possess a limited number of trademark registrations in certain foreign jurisdictions and have applied for foreign copyright and patent registrations, which correspond to the United States trademarks, copyrights and patents described above, to protect our products in foreign jurisdictions where we conduct business.

     The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of our technology or independent development by others of technologies that are substantially equivalent or superior to our technology. Any misappropriation of our technology or development of competitive technologies could harm our business. We could incur substantial costs in protecting and enforcing our intellectual property rights.

     Moreover, from time to time third parties may assert patent, trademark, copyright and other intellectual property rights to technologies that are important to our business. In such an event, we may be required to incur significant costs in litigating a resolution to the asserted claims. The outcome of any litigation might require that we pay damages or obtain a license of a third party's proprietary rights in order to continue licensing our products as currently offered. If such a license were required, it might not be available on terms acceptable to us, or at all.

     We believe that the success of our business depends more on the quality of our proprietary software products, technology, processes and know-how than on trademarks, copyrights or patents. While we consider our intellectual property rights to be valuable assets, we do not believe that our competitive position in the industry is dependent simply on obtaining legal protection for our software products and technology. Instead, we believe that the success of our business depends primarily on our ability to maintain a leadership position over our competitors in developing our proprietary software products, technology, information, processes and know-how. Nevertheless, we attempt to protect our intellectual property rights with respect to our products and development processes through trademark, copyright and patent registrations, both foreign and domestic, whenever appropriate as part of our ongoing research and development activities.

EMPLOYEES

     As of August 31, 2000, we had a total of 1,731 full-time employees. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

     While we have substantially expanded the breadth and depth of our management team in recent years, our future success depends to a significant extent on the continued service of Lawrence B. Evans, our principal founder, Chairman and Chief Executive Officer, our other executive officers and a number of engineering, technical, managerial and sales and marketing personnel.

ITEM 1A.  RISK FACTORS

     In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our company and our business.

                         RISKS RELATED TO OUR BUSINESS

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT QUARTERLY REVENUE LEVELS AND OPERATING RESULTS.

     Because license fees for our software products are substantial and the decision to purchase our products typically involves members of our customers' senior management, the sales process for our solutions is lengthy and can exceed one year. Accordingly, the timing of our software revenues is difficult to predict, and the delay of an order could cause our quarterly revenues to fall substantially below expectations. Moreover, to the extent that we succeed in shifting customer purchases away from individual software solutions and toward more costly integrated suites of software and services, our sales cycle may lengthen, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. We have limited experience in forecasting the timing of sales of our integrated suites of software and services. Delays in sales could cause significant shortfalls in our revenues and operating results for any particular period.

FLUCTUATIONS IN OUR QUARTERLY REVENUES, OPERATING RESULTS AND CASH FLOW MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL.

     Our revenues, operating results and cash flow have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control, including:

     - our ability to attract and retain customers;

     - our customers' purchasing patterns;

     - the length of our sales cycle;

     - changes in the mix of our license revenues and service revenues;

     - the timing of introductions of new solutions and enhancements by us and our competitors;

     - seasonal weakness in the first quarter of each fiscal year, primarily caused by a slowdown in business in some of our international markets;

     - the timing of our investments in new product development;

     - changes in our operating expenses; and

     - fluctuating economic conditions, particularly as they affect companies in the chemicals, petrochemicals and petroleum industries.

     We ship software products within a short period after receipt of an order and typically do not have a material backlog of unfilled orders for software products. Consequently, revenues from software licenses in any quarter are substantially dependent on orders booked and shipped in that quarter. Historically, a majority of each quarter's revenues from software licenses has come from license agreements that have been entered into in the final weeks of the quarter. Therefore, even a short delay in the consummation of an agreement may cause our revenues to fall below public expectations for that quarter.

     Since our expense levels are based in part on anticipated revenues, we may be unable to adjust spending quickly enough to compensate for any revenue shortfall and any revenue shortfall would likely have a disproportionately adverse effect on our operating results. We expect that these factors will continue to affect our operating results for the foreseeable future. Because of the foregoing factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

     As a result of lower-than-anticipated license revenues in our fiscal quarters ended September 30, 1998 and March 31, 1999, our operating results for each of those quarters were below the expectations of public market analysts and many investors. In each case, the market price of our common stock declined substantially upon the announcement of our operating results. If, due to one or more of the foregoing factors or an unanticipated cause, our operating results fail to meet the expectations of public market analysts and investors in a future quarter, the market price of our common stock would likely decline.

BECAUSE WE DERIVE A MAJORITY OF OUR TOTAL REVENUES FROM CUSTOMERS IN THE CYCLICAL CHEMICALS, PETROCHEMICALS AND PETROLEUM INDUSTRIES, OUR OPERATING RESULTS MAY SUFFER IF THESE INDUSTRIES EXPERIENCE AN ECONOMIC DOWNTURN.

     We derive a majority of our total revenues from companies in the chemicals, petrochemicals and petroleum industries. Accordingly, our future success depends upon the continued demand for manufacturing optimization software and services by companies in these process manufacturing industries. The chemicals, petrochemicals and petroleum industries are highly cyclical. In the past, worldwide economic downturns and pricing pressures experienced by chemical, petrochemical and petroleum companies have led to consolidations and reorganizations. These downturns, pricing pressures and restructurings have caused delays and reductions in capital and operating expenditures by many of these companies. These delays and reductions have reduced demand for products and services like ours. A recurrence of these industry patterns, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in these industries, could harm our operating results in the future.

IF WE DO NOT HIRE AND RETAIN HIGHLY QUALIFIED EMPLOYEES, WE MAY BE UNABLE TO EXECUTE OUR BUSINESS PLAN SUCCESSFULLY.

     Our success depends, in large part, on our ability to attract, hire, train and retain highly qualified employees, particularly project engineers, supply chain and eBusiness experts, sales and marketing personnel and operations research experts. For project engineers and other process manufacturing experts, we primarily hire individuals who have obtained a doctoral or master's degree in chemical engineering or a related discipline or who have significant relevant industry experience. As a result, the pool of qualified potential employees is relatively small, and we face significant competition for these employees, from not only our direct competitors but also our customers, academic institutions and other enterprises. In addition, the pool of individuals with supply chain and eBusiness expertise is very limited, and competition for these individuals is intense. We have limited experience in hiring and retaining employees in this area. Our failure to recruit and retain the highly qualified employees who are integral to our services, product development and sales and marketing efforts may limit the rate at which we generate sales and develop new products and product enhancements, which could hurt our operating results. Moreover, intense competition for these employees may result in significant increases in our labor costs, which would impact our operating results.

WE WILL LOSE VALUABLE STRATEGIC LEADERSHIP AND OUR CUSTOMER RELATIONSHIPS MAY BE HARMED IF WE LOSE THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER OR OTHER KEY PERSONNEL.

     Our future success depends to a significant extent on Lawrence B. Evans, our principal founder, Chairman and Chief Executive Officer, our other executive officers and a number of key engineering, technical, managerial and marketing personnel. The loss of the services of any of these individuals or groups of individuals could harm our business. None of our executive officers has entered into an employment agreement with us.

IF WE DO NOT COMPETE SUCCESSFULLY, WE MAY LOSE MARKET SHARE.

     We face three primary sources of competition:

     - commercial vendors of software products targeting one or more process manufacturing functions in the areas of engineering, manufacturing and supply chain, such as Hyprotech, a division of AEA Technology, i2 Technologies, SAP and Simulation Sciences, a division of Invensys;

     - vendors of hardware that offer software solutions in order to add value to their proprietary distributed control systems, such as Honeywell and Invensys, and vendors of ERP systems, such as Oracle, PeopleSoft and SAP; and

     - large companies in the process industries that have developed their own proprietary software solutions.

     Some of our current competitors have significantly greater financial, marketing and other resources than we have. In addition, many of our current competitors have established, and may in the future continue to establish, cooperative relationships with third parties to improve their product offerings and to increase the availability of their products to the marketplace. The entry of new competitors or alliances into our market could reduce our market share, require us to lower our prices, or both. Many of these factors are outside our control, and we may not be able to maintain or enhance our competitive position against current and future competitors.

OUR REVENUE GROWTH WILL DEPEND ON OUR RELATIONSHIPS WITH SYSTEMS INTEGRATORS AND OTHER STRATEGIC PARTNERS.

     One element of our growth strategy is to increase the number of third-party implementation partners who market and integrate our products. If we do not adequately train a sufficient number of systems integrator partners, or if potential partners focus their efforts on integrating or co-selling competing products to the process industries, our future revenue growth could be limited and our operating results could be harmed. If our partners fail to implement our solutions for our customers properly, the reputations of our solutions and our company could be harmed and we might be subject to claims by our customers. We also intend to continue to establish partnerships with technology companies, such as Extricity Software, and new eBusiness entities, such as e-Chemicals, to accelerate the development and marketing of our eBusiness solutions. To the extent that we are unsuccessful in maintaining our existing relationships and developing new relationships, our revenue growth may be harmed.

IF WE FAIL TO ANTICIPATE AND RESPOND TO CHANGES IN THE MARKET FOR eBUSINESS SOLUTIONS FOR PROCESS MANUFACTURERS, WHICH IS AT A VERY EARLY STAGE, OUR FUTURE REVENUE GROWTH MAY BE LIMITED.

     The use of eBusiness solutions by process manufacturers is at a very early stage. Because this market is new, it is difficult to predict its potential size or growth rate. Moreover, historically the process industries have not been early adopters of new business technologies. In addition, the market for eBusiness software and services for process manufacturing optimization is characterized by rapidly changing technology and customer needs. Our future success depends on our ability to enhance our current eBusiness offerings, to anticipate trends in the process industries regarding use of the Internet, and to develop in a timely and cost-effective manner new software and services that respond to evolving customer needs, emerging Internet technologies and standards, and new competitive software and service offerings.

IF WE FAIL TO INTEGRATE THE OPERATIONS OF THE COMPANIES WE ACQUIRE, WE MAY NOT REALIZE THE ANTICIPATED BENEFITS AND OUR OPERATING COSTS COULD INCREASE.

     We intend to continue to pursue strategic acquisitions that will provide us with complementary products, services and technologies and with additional personnel. The identification and pursuit of these acquisition opportunities and the integration of acquired personnel, products, technologies and businesses require a significant amount of management time and skill. There can be no assurance that we will identify suitable acquisition candidates, consummate any acquisition on acceptable terms or successfully integrate any acquired business into our operations. Additionally, in light of the consolidation trend in our industry, we expect to face competition for acquisition opportunities, which may substantially increase the cost of any potential acquisition.

     We have experienced in the past, and may experience again in the future, problems integrating the operations of a newly acquired company with our own operations. Acquisitions also expose us to potential risks, including diversion of management's attention, failure to retain key acquired personnel, assumption of legal or other liabilities and contingencies, and the amortization of goodwill and other acquired intangible assets. Moreover, customer dissatisfaction with, or problems caused by, the performance of any acquired products or technologies could hurt our reputation.

     We may issue additional equity securities or incur long-term indebtedness to finance future acquisitions. The issuance of equity securities could result in dilution to existing stockholders, while the use of cash reserves or significant debt financing could reduce our liquidity and weaken our financial condition.

WE MAY LOSE ALL OR PART OF OUR INVESTMENT IN PETROVANTAGE IF PETROVANTAGE IS UNABLE TO DEVELOP AN INDEPENDENT, SELF-SUSTAINING DIGITAL MARKETPLACE.

     We have committed to invest $10 million in PetroVantage and may invest additional amounts in the future. We may lose all or a portion of our investment in PetroVantage if PetroVantage's digital marketplace does not gain market acceptance, is unable to achieve profitability or positive cash flow, or otherwise fails to meet our expectations. PetroVantage faces significant risks and uncertainties relating to its ability to implement its new and unproven business model. These risks include the following:

     - The operation of a digital marketplace differs significantly from the operation of our traditional business, and PetroVantage has no operating history that can be used to evaluate its business and future prospects. The creation and maintenance of a digital marketplace for bulk commodities such as petroleum is a new, rapidly evolving and intensely competitive business. Barriers to entry are relatively low as potential competitors are able to launch new competing sites at relatively low costs using commercially-available software.

     - PetroVantage may be unable to develop and grow awareness of PetroVantage as a recognized, independent brand. A significant marketing budget aimed towards developing and maintaining brand loyalty among PetroVantage's users will be required in order to develop and grow the PetroVantage brand. Even with those expenditures, however, there can be no assurance that PetroVantage's brand promotion activities will yield sufficient revenues to make PetroVantage profitable. Moreover, we intend that PetroVantage be operated and perceived as an independent entity separate from our core business. We believe that PetroVantage's independence is critical to its success because potential users, some of which may compete with our company, will be less likely to utilize the marketplace if they perceive that we, rather than PetroVantage, are operating the marketplace.

     - PetroVantage's business model relies on its ability to provide users of the PetroVantage digital marketplace with a superior trading experience and to maintain sufficient transaction volume to attract buyers and sellers to the PetroVantage marketplace. The effective promotion and positioning of PetroVantage will depend heavily upon PetroVantage's efforts to provide users with high quality and efficient service to help them carry out transactions. To accomplish this goal, PetroVantage will invest heavily in site development, technology and operating infrastructure development. We cannot be certain that PetroVantage will be able to develop, license or acquire, and then integrate, those technologies, if at all, without delays or inefficiencies.

WE MAY SUFFER LOSSES ON FIXED-PRICE ENGAGEMENTS.

     We derive a substantial portion of our total revenues from service engagements and a significant percentage of these engagements have been undertaken on a fixed-price basis. We bear the risk of cost overruns and inflation in connection with fixed-price engagements, and as a result, any of these engagements may be unprofitable. In the past, we have had cost overruns on fixed-price service engagements. In addition, to the extent that we are successful in shifting customer purchases to our integrated suites of software and services and we price those engagements on a fixed-price basis, the size of our fixed-price engagements may increase, which could cause the impact of an unprofitable fixed-price engagement to have a more pronounced impact on our operating results.

WE ARE, AND MAY IN THE FUTURE BE, INVOLVED IN SECURITIES CLASS ACTION
LITIGATION.

     In October and November 1998, stockholders commenced three separate legal actions against us and some of our directors and officers. These lawsuits seek substantial monetary damages for alleged violations of securities laws. If the plaintiffs are successful and their recoveries exceed the limits of our insurance coverage, our financial position will be harmed. Litigation is inherently uncertain and an adverse resolution of these actions may have a negative effect on our operating results in the period in which they are resolved. For further discussion of these lawsuits, see "Item 3. Legal Proceedings."

OUR BUSINESS MAY SUFFER IF WE FAIL TO ADDRESS THE CHALLENGES ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     We have derived approximately 50% of our total revenues from customers outside the United States in each of the past three fiscal years. We anticipate that revenues from customers outside the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

     - unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers;

     - political and economic instability;

     - difficulties in managing distributors and representatives;

     - difficulties in staffing and managing foreign subsidiary operations;

     - difficulties and delays in translating products and product documentation into foreign languages; and

     - potentially adverse tax consequences.

     The impact of future exchange rate fluctuations on our operating results cannot be accurately predicted. In recent years, we have increased the extent to which we denominate arrangements with international customers in the currencies of the countries in which the software or services are provided. From time to time we have engaged in, and may continue to engage in, hedges of a significant portion of installment contracts denominated in foreign currencies. Any hedging policies implemented by us may not be successful, and the cost of these hedging techniques may have a significant negative impact on our operating results.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD MAKE US LESS COMPETITIVE AND CAUSE US TO LOSE MARKET SHARE.

     We regard our software as proprietary and rely on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect our proprietary rights. We have United States patents for the expert guidance system in our proprietary graphical user interface, the simulation and optimization methods in our optimization software, a process flow diagram generator in our planning and scheduling software, and a process simulation apparatus in our polymers software. We have registered or have applied to register certain of our significant trademarks in the United States and in certain other countries. We generally enter into non-disclosure agreements with our employees and customers, and historically have restricted access to our software products' source codes, which we regard as proprietary information. In a few cases, we have provided copies of the source code for certain products to customers solely for the purpose of special product customization and have deposited copies of the source code for some of our products in third-party escrow accounts as security for ongoing service and license obligations. In these cases, we rely on non-disclosure and other contractual provisions to protect our proprietary rights.

     The laws of certain countries in which our products are licensed do not protect our products and intellectual property rights to the same extent as the laws of the United States. The laws of many countries in which we license our products protect trademarks solely on the basis of registration. The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of our technology or independent development by others of technologies that are substantially equivalent or superior to our technology. Any misappropriation of our technology or development of competitive technologies could harm our business, and could force us to incur substantial costs in protecting and enforcing our intellectual property rights.

WE MAY HAVE TO DEFEND AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, WHICH COULD BE EXPENSIVE AND, IF WE ARE NOT SUCCESSFUL, COULD DISRUPT OUR BUSINESS.

     Third parties may assert patent, trademark, copyright and other intellectual property rights to technologies that are important to us. In such an event, we may be required to incur significant costs in litigating a resolution to the asserted claims. The outcome of any litigation could require us to pay damages or obtain a license to a third party's proprietary rights in order to continue licensing our products as currently offered. If such a license is required, it might not be available on terms acceptable to us, if at all.

OUR INABILITY TO MANAGE OUR GROWTH MAY HARM OUR OPERATING RESULTS.

     We have experienced substantial growth in recent years in the number of our employees, the scope of our operating and financial systems, and the geographic area of our operations. Our operations have expanded significantly through both internal growth and acquisitions. Our growth has placed, and is expected to continue to place, a significant strain on our management and our operating and financial systems. To manage our growth effectively, we must continue to expand our management team, attract, motivate and retain employees, and implement and improve our operating and financial systems. Our current management systems may not be adequate and we may not be able to manage any future growth successfully.

OUR SOFTWARE IS COMPLEX AND MAY CONTAIN UNDETECTED ERRORS.

     Like many other complex software products, our software has on occasion contained undetected errors or "bugs." Because new releases of our software products are initially installed only by a selected group of customers, any errors or "bugs" in those new releases may not be detected for a number of months after the delivery of the software. These errors could result in loss of customers, harm to our reputation, adverse publicity, loss of revenues, delay in market acceptance, diversion of development resources, increased insurance costs or claims against us by customers.

WE MAY BE SUBJECT TO SIGNIFICANT EXPENSES AND DAMAGES BECAUSE OF LIABILITY
CLAIMS.

     The sale and implementation of certain of our software products and services, particularly in the areas of advanced process control and optimization, may entail the risk of product liability claims. Our software products and services are used in the design, operation and management of manufacturing processes at large facilities, and any failure of our software could result in significant claims against us for damages or for violations of environmental, safety and other laws and regulations. Our agreements with our customers generally contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions in our agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A substantial product liability claim against us could harm our operating results and financial condition.

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

WE HAVE ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY, WHICH MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

     Our charter and bylaws and applicable Delaware laws contain provisions that may discourage acquisition bids for us and that may deprive stockholders of certain opportunities to receive a premium for their stock as part of an acquisition, which may have the effect of reducing the market price of our common stock. In addition, we have adopted a stockholder rights plan, which also may deter or delay attempts to acquire us or accumulate shares of our common stock.

ITEM 2.  PROPERTIES

     Our principal offices occupy approximately 110,000 square feet of office space in Cambridge, Massachusetts. The lease of this office space expires on September 30, 2012. We and our subsidiaries also own or lease office space in San Diego, California; Rockville, Maryland; New Providence, New Jersey; Houston, Texas; Midlothian, Virginia; Bothell, Washington; Brussels, Belgium; Calgary, Alberta, Canada; Cambridge, England; Warrington, England; Hong Kong; Tokyo, Japan; Best, The Netherlands; Singapore; and other locations where additional sales and customer support offices are located. In the third quarter of fiscal 2000, we consolidated our Houston, Texas facilities by entering into a 12-year lease agreement for new office space that encompasses approximately 245,000 square feet. We believe that our existing and planned facilities are adequate for our needs for the foreseeable future and that, if additional space is needed, such space will be available on acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

     On October 5, 1998, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, on behalf of purchasers of our common stock between April 28, 1998 and October 2, 1998. This lawsuit is identified here as the Van Ormer Complaint. The lawsuit seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act, alleging that we issued a series of materially false and misleading statements concerning our financial condition, our operations and our integration of several acquisitions. On October 26, 1998, a second purported class action lawsuit was filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, on behalf of purchasers of our common stock between April 28, 1998 and October 2, 1998. This second lawsuit was identical to the Van Ormer Complaint except for the named plaintiff. This second lawsuit is identified here as the Clancey Complaint. On November 20, 1998, a third purported class action lawsuit was filed in the same court against the same defendants. This third lawsuit was identical to the Van Ormer and Clancey Complaints except for the named plaintiff, the expansion of the class action period to include purchasers of our common stock from January 27, 1998 to October 2, 1998 and the addition of references to statements made between January 27, 1998 and April 28, 1998. This third lawsuit is identified here as the Marucci Complaint. On January 27, 1999, in response to a motion to dismiss filed by us, the plaintiffs consolidated the three complaints and filed a consolidated amended class action complaint. On December 9, 1999, the Court heard oral arguments to review the pleadings in the case; to date, there has been no decision rendered by the Court. We believe we have meritorious legal defenses to the lawsuits and intend to defend vigorously against this consolidated action. We are currently unable, however, to determine whether resolution of these matters will have a material adverse effect on our operating results or financial position, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

     In addition to the foregoing lawsuits, we may be a party to lawsuits in the normal course of our business. We note that securities litigation, in particular, can be expensive and disruptive to our normal business operations and the outcome of complex legal proceedings can be very difficult to predict.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is traded on the Nasdaq National Market under the symbol "AZPN." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq National Market.

                                                               HIGH        LOW
                                                              -------    -------
FISCAL 1999:
  First Quarter.............................................  $56.875    $18.500
  Second Quarter............................................   26.750      6.125
  Third Quarter.............................................   18.125      9.125
  Fourth Quarter............................................   13.813      8.250
FISCAL 2000:
  First Quarter.............................................  $13.875    $ 8.125
  Second Quarter............................................   30.500      8.531
  Third Quarter.............................................   55.375     27.375
  Fourth Quarter............................................   41.000     19.250

HOLDERS

     As of September 25, 2000, there were 1,025 holders of record of our common stock.

DIVIDENDS

     We have never declared or paid cash dividends on our capital stock, although two of our subsidiaries paid dividends to their stockholders prior to their acquisitions by us in fiscal 1995 and fiscal 2000. We currently intend to retain all of our dividends in the foreseeable future. In addition, under the terms of our bank line of credit, we are prohibited from paying any cash dividends. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as the Board of Directors may deem relevant.

SALE OF UNREGISTERED SECURITIES

     On June 1, 2000, we acquired Petrolsoft Corporation. In the acquisition, we issued 2,641,101 shares of common stock to the three stockholders of Petrolsoft in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933.

     On August 29, 2000, we acquired ICARUS Corporation and ICARUS Services Limited. In the acquisition, we issued 248,411 shares of common stock and $2,095,000 principal amount of one-year promissory notes to the two stockholders of ICARUS Corporation and ICARUS Services Limited in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

     The following consolidated statement of operations data (other than pro forma data) for the years ended June 30, 1998, 1999 and 2000 and consolidated balance sheet data as of June 30, 1999 and 2000 have been derived from consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this Form 10-K. The consolidated statement of operations data (other than pro forma data) for the years ended June 30, 1996 and 1997 and consolidated balance sheet data as of June 30, 1996, 1997 and 1998 have been derived from our consolidated financial statements that also have been audited by Arthur Andersen LLP but are not included in this Form 10-K. The selected consolidated financial data include the financial data of Petrolsoft, which we acquired on June 1, 2000 in a transaction accounted for under the "pooling of interests" accounting method. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K and the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        YEAR ENDED JUNE 30,
                                      --------------------------------------------------------
                                        1996        1997        1998        1999        2000
                                      --------    --------    --------    --------    --------
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues:
  Software licenses.................  $ 70,424    $103,822    $140,857    $ 97,108    $132,843
  Service and other.................    45,180      91,480     113,879     129,411     135,250
                                      --------    --------    --------    --------    --------
Total revenues......................   115,604     195,302     254,736     226,519     268,093
                                      --------    --------    --------    --------    --------
Expenses:
  Cost of software licenses.........     3,992       5,539       8,178       7,899       9,605
  Cost of service and other.........    27,270      54,106      68,677      83,905      85,193
  Selling and marketing.............    36,708      56,139      75,060      85,664      91,863
  Research and development..........    22,412      33,714      43,793      48,625      51,567
  General and administrative........    10,749      17,110      20,250      23,503      24,736
  Costs related to acquisitions.....        --          --       4,984          --       1,547
  Restructuring and other charges...        --          --          --      17,867          --
  Charge for in-process research and
     development....................    24,421       8,664       8,472          --          --
                                      --------    --------    --------    --------    --------
Total expenses......................   125,552     175,272     229,414     267,463     264,511
                                      --------    --------    --------    --------    --------
Income (loss) from operations.......    (9,948)     20,030      25,322     (40,944)      3,582
  Interest income...................     3,761       5,588       5,784      10,092       9,847
  Interest expense..................    (1,323)       (151)       (377)     (5,677)     (5,563)
  Foreign currency exchange loss....      (223)       (236)       (454)        (94)       (118)
  Income (loss) on equity in joint
     ventures.......................        10          26          45          19           4
                                      --------    --------    --------    --------    --------
Income (loss) from before provision
  for (benefit from) income taxes...    (7,723)     25,257      30,320     (36,604)      7,752
  Provision for (benefit from)
     income taxes...................     6,157      10,178      14,109     (15,809)      2,324
                                      --------    --------    --------    --------    --------
Net income (loss)...................  $(13,880)   $ 15,079    $ 16,211    $(20,795)   $  5,428
                                      ========    ========    ========    ========    ========
Pro forma net income (loss),
  reflecting provision for income
  taxes on Subchapter S-Corporation
  income............................  $(14,024)   $ 14,822    $ 15,781    $(22,066)   $  5,428
                                      ========    ========    ========    ========    ========

                                                        YEAR ENDED JUNE 30,
                                      --------------------------------------------------------
                                        1996        1997        1998        1999        2000
                                      --------    --------    --------    --------    --------
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Diluted net income (loss) per
  share.............................  $  (0.69)   $   0.59    $   0.59    $  (0.76)   $   0.18
Basic net income (loss) per share...  $  (0.69)   $   0.63    $   0.62    $  (0.76)   $   0.19
Pro forma diluted net income (loss)
  per share.........................  $  (0.70)   $   0.58    $   0.57    $  (0.80)   $   0.18
Weighted average shares
  outstanding -- diluted............    20,073      25,348      27,524      27,476      30,785
Weighted average shares
  outstanding -- basic..............    20,073      24,009      26,056      27,476      28,221

                                                              JUNE 30,
                                      --------------------------------------------------------
                                        1996        1997        1998        1999        2000
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash-equivalents.........  $ 14,933    $ 18,550    $ 78,969    $ 34,039    $ 49,371
  Working capital...................    72,942      74,104     173,589     153,987     169,380
  Total assets......................   169,408     203,895     344,432     325,023     364,945
  Long-term obligations, less
     current maturities.............       706         462      90,635      89,405      88,173
  Total stockholders' equity........   105,160     137,764     166,557     145,750     169,198

     Basic and diluted net income (loss) per share and weighted average shares outstanding in the preceding table have been computed as described in note 2(h) to the consolidated financial statements included elsewhere in this Form 10-K. We have never declared or paid cash dividends on our capital stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since our founding in 1981, we have developed and marketed software and services to companies in the process industries. Our revenues have increased at an average compounded rate of 32.6% since fiscal 1994, when we filed our initial public offering. In addition to internally generated growth, we have acquired 18 businesses since May 1995, including Industrial Systems in the fourth quarter of fiscal 1995, DMCC and Setpoint in the third quarter of fiscal 1996, Chesapeake in the fourth quarter of fiscal 1998 and Petrolsoft in the fourth quarter of fiscal 2000.

     Prior to June 30, 2000, we acquired DMCC, Setpoint and five other, less material businesses in transactions accounted for as purchases. Our results of operations include the results of operations of DMCC, Setpoint and these five other companies only for periods subsequent to their respective dates of acquisition. As a result, period-to-period comparisons of our results of operations may not be meaningful. See note 4 to the consolidated financial statements included elsewhere in this Form 10-K. In August 2000, we acquired ICARUS in a transaction accounted for as a purchase. Our results of operations for fiscal 2001 will include the results of ICARUS commencing on the date of acquisition.

     We acquired Industrial Services, Chesapeake, Petrolsoft and eight other businesses in transactions accounted for as poolings of interest. Of these acquisitions, only the acquisitions of ISI, Chesapeake and Petrolsoft were material to our financial condition and results of operations. Accordingly, we have restated our consolidated financial statements to reflect the historic operations of ISI, Chesapeake and Petrolsoft, but not the other acquisitions.

     We typically license our engineering suite solutions for terms of 3 to 5 years and license, our manufacturing and our e-business/supply chain solutions for terms of 99 years.

     License revenues, including license renewals, consist principally of revenues earned under fixed-term and perpetual software license agreements and generally are recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, disclosure and presentation of revenue in financial statements. SAB 101, as amended by SAB 101A and SAB 101B, is required to be implemented no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are currently evaluating the impact of SAB 101 on our financial statements and related disclosures, but we do not expect that any impact will be material.

     We use installment contracts as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products or services. We recognize revenues from customer support ratably over the term of the support agreement. If a customer elects to pay for a license in annual installments, we charge an implicit amount of interest and recognize interest income over the term of the license. A substantial majority of our term licenses have been renewed upon expiration. There can be no assurance, however, that our customers will continue to renew expiring term licenses at the historical rate.

     We derive a significant portion of our revenues from consulting projects related to the implementation of our software. For fiscal 2000, we derived 49.6% of our total revenues from the licensing of software products and 50.4% of our total revenues from the provision of services. We charge customers for consulting services on a fixed-price basis and we charge for certain services, primarily on-site advanced process control and optimization services and supply chain services, on a time-and-materials basis. Consulting service revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the portion of costs incurred to date as a percentage of the estimated total (primarily labor) costs for each contract. Consulting service revenues from time-and-materials contracts are recognized as the related services are performed. Training revenues are recognized as services are performed. Services that have been performed but for which billings have not been made are recorded as unbilled receivables, and billings for which services have not been performed are recorded as unearned revenues in our consolidated balance sheets.

     We license our software in U.S. dollars and certain foreign currencies. We hedge material foreign currency-denominated receivables with specific hedge contracts in amounts equal to those receivables. While we have experienced minor foreign currency exchange gains or losses due to foreign exchange rate fluctuations, the impact of such movements has not been material in any period. We do not expect fluctuations in foreign currencies to have a significant impact on either our revenues or our expenses in the foreseeable future.

     Our operating costs include the amortization of intangible assets, including goodwill, arising from acquisitions accounted for as purchases. The net balance of these intangible assets as of June 30, 2000 was $8.9 million and is being amortized over periods ranging from 5 to 12 years. The amortization from acquisitions that was charged to operations was $3.0 million for fiscal 1999 and $2.4 million for fiscal 2000. Amortization expense related to existing intangible assets as of June 30, 2000 will range from $761,000 to $510,000 per quarter in fiscal 2001, on a declining schedule; from $510,000 to $468,000 per quarter in fiscal 2002; and from $468,000 to $328,000 per quarter for fiscal 2003. Thereafter, amortization expense related to existing intangible assets will continue to decline through fiscal 2009.

RESULTS OF OPERATIONS

     The following table sets forth the percentages of total revenues represented by certain consolidated statement of operations data for the periods indicated:

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
Revenues:
  Software licenses.........................................   55.3%    42.9%    49.6%
  Service and other.........................................   44.7     57.1     50.4
                                                              -----    -----    -----
Total revenues..............................................  100.0    100.0    100.0
                                                              -----    -----    -----
Expenses:
  Cost of software licenses.................................    3.2      3.5      3.6
  Cost of service and other.................................   27.0     37.0     31.8
  Selling and marketing.....................................   29.5     37.8     34.3
  Research and development..................................   17.2     21.5     19.2
  General and administrative................................    7.9     10.4      9.2
  Costs related to acquisitions.............................    2.0       --      0.6
  Restructuring and other charges...........................     --      7.9       --
  Charge for in-process research and development............    3.3       --       --
                                                              -----    -----    -----
Total expenses..............................................   90.1    118.1     98.7
                                                              -----    -----    -----
Income (loss) from operations...............................    9.9    (18.1)     1.3
  Interest income...........................................    2.3      4.4      3.7
  Interest expense..........................................   (0.1)    (2.5)    (2.1)
  Other income (expense), net...............................   (0.2)      --       --
                                                              -----    -----    -----
Income (loss) before provision for (benefit from) income
  taxes.....................................................   11.9    (16.2)     2.9
  Provision for (benefit from) income taxes.................    5.5     (7.0)     0.9
                                                              -----    -----    -----
Net income (loss)...........................................    6.4%    (9.2)%    2.0%
                                                              =====    =====    =====

COMPARISON OF FISCAL 2000 TO FISCAL 1999

     REVENUES. Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for fiscal 2000 increased 18.4% to $268.1 million from $226.5 million in fiscal 1999. Total revenues from customers outside the United States were $121.7 million or 45.4% of total revenues and $117.3 million or 51.8% of total revenues for fiscal 2000 and 1999, respectively. The geographical mix of revenues can vary from period to period.

     Software license revenues represented 49.6% and 42.9% of total revenues for fiscal 2000 and 1999, respectively. Revenues from software licenses in fiscal 2000 increased 36.8% to $132.8 million from $97.1 million in fiscal 1999. Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. The lower license revenues in fiscal 1999 resulted primarily from delayed decision making driven by economic difficulties among customers in our core vertical markets of refining, chemicals and petrochemicals.

     Total revenues from customers outside the United States were $121.2 million, or 45.2% of total revenues, in fiscal 2000 and $117.3 million, or 51.8% of total revenues, in fiscal 1999. The geographical mix of revenues can vary from period to period.

     Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for fiscal 2000 increased 4.5% to $135.3 million from $129.4 million for fiscal 1999. This increase reflected a continued focus during fiscal 2000 on providing high value-added consulting and training services to existing customers. Revenues from service and other for both fiscal 2000 and 1999 were adversely affected by lower-than-planned levels of consultant utilization. The lower utilization was attributable to the delay of project starts by clients. Growth in the services business was slower than our license business as a result of (1) our decision to utilize partners to help deploy our solutions and (2) the effect on post-contract support revenues of slower license revenue growth in prior periods.

     Historically, neither our joint venture or similar activities nor any discounting or similar activities have had a material effect on our revenues.

     COST OF SOFTWARE LICENSES. Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software (including disk duplication and third-party software costs), printing of manuals and packaging. Cost of software licenses for fiscal 2000 increased 21.6% to $9.6 million from $7.9 million in fiscal 1999. Cost of software licenses as a percentage of revenues from software licenses decreased to 7.2% for fiscal 2000 from 8.1% for fiscal 1999. This decrease was primarily due to the spreading of fixed production and delivery costs over a larger revenue base.

     COST OF SERVICE AND OTHER. Cost of service and other consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the costs of manuals that are sold as separate items. Cost of service and other for fiscal 2000 increased 1.5% to $85.2 million from $83.9 million for fiscal 1999. Cost of service and other as a percentage of revenues from consulting services and maintenance and training decreased to 63.0% for fiscal 2000 from 64.8% for fiscal 1999. Cost of service and other increased to support the expansion of these business segments. The costs as a percentage of the service and other revenue decreased as operating efficiencies were realized as a result of the expansion of these business segments in fiscal 2000.

     SELLING AND MARKETING. Selling and marketing expenses for fiscal 2000 increased 7.2% to $91.9 million from $85.7 million for fiscal 1999 while decreasing as a percentage of revenues to 34.3% from 37.8%. The dollar increase in fiscal 2000 was attributable to an expense base that was increased to support a higher revenue level, particularly a higher license revenue level. As discussed above, the increase in license revenue for fiscal 2000 was significantly above the fiscal 1999 level. We continue to invest selectively in sales personnel and regional sales offices to improve our geographic proximity to our customers, to maximize the penetration of existing accounts and to add new customers.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Capitalized research and development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses for fiscal 2000 increased 6.1% to $51.6 million from $48.6 million for fiscal 1999, while decreasing as a percentage of total revenues to 19.2% from 21.5%. The increase in costs principally reflected increased development of the Aspen Framework and the business process templates as the backbone of our Plantelligence solution and continued investment in development of our individual software solutions. Additionally, the increase was attributable to performance bonuses paid to employees under a program that had been in effect but was suspended as part of our cost-cutting program in fiscal 1999. We capitalized 7.5% of our total research and development costs during fiscal 2000 as compared to 5.7% in fiscal 1999. This increase was primarily attributable to the capitalization of development costs related to major releases of products in fiscal 2000.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees and amortization of intangibles. General and administrative expenses for fiscal 2000 increased 5.2% to $24.7 million from $23.5 million for fiscal 1999 and decreased as a percentage of total revenues to 9.2% from 10.4%. These costs did not grow at the same rate as revenues, as our infrastructure was able to support a larger revenue base; however, the increased dollar amounts reflect the growth in the scale and scope of our operations. Additionally, the increase was attributable to performance bonuses paid to employees under a program that had been in effect but was suspended as part of our cost-cutting program in fiscal 1999.

     INTEREST INCOME. Interest income is generated from investment of excess cash in short-term and long-term investments and from the license of software pursuant to installment contracts for engineering suite software. Under these installment contracts, we offer a customer the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of our engineering suite customers have elected to license these products through installment contracts. Included in the annual payments is an implicit interest established by us at the time of the license. As we sell more perpetual licenses for eSupply Chain and Plantelligence Solutions, these new sales are being paid for in forms that are not installment contracts. If the mix of sales moves away from installment contracts, the interest income in future periods will be reduced. We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any one year is the result of the implicit interest established by us on installment contracts and the size of the contract portfolio. Interest income was $9.8 million for fiscal 2000 as compared to $10.1 million in fiscal 1999.

     INTEREST EXPENSE. Interest expense was incurred under our 5 1/4% convertible debentures, bank line of credit and capital lease obligations. Interest expense in fiscal 2000 decreased to $5.6 million from $5.7 million in fiscal 1999.

     PROVISION FOR/BENEFIT FROM INCOME TAXES. The effective tax rate in fiscal 2000 was calculated as a percentage of income before taxes. The effective tax rate changed for fiscal 2000 to 30.0% of pre-tax income as compared to 43.2% of pre-tax loss for fiscal 1999. This change was primarily due to the generation and utilization of tax credits, including foreign tax credits.

COMPARISON OF FISCAL 1999 TO FISCAL 1998

     REVENUES. Total revenues for fiscal 1999 decreased 11.1% to $226.5 million from $254.7 million in fiscal 1998.

     Software license revenues represented 42.9% and 55.3% of total revenues for fiscal 1999 and 1998, respectively. Revenues from software licenses in fiscal 1999 decreased 31.1% to $97.1 million from $140.9 million in fiscal 1998. The decrease in fiscal 1999 license revenues resulted primarily from delayed decision making driven by economic difficulties among customers in our core vertical markets of refining, chemicals, and petrochemicals.

     Total revenues from customers outside the United States were $117.3 million, or 51.8% of total revenues, in fiscal 1999 and $115.1 million, or 45.2% of total revenues, in fiscal 1998.

     Revenues from service and other for fiscal 1999 increased 13.6% to $129.4 million from $113.9 million for fiscal 1998. This increase reflected a continued focus during fiscal 1999 on providing high value-added consulting and training services to existing customers. The lower fiscal 1999 utilization was attributable to the delay of project starts by clients, while the fiscal 1998 utilization shortfall was attributable to temporary mismatches between types and geographies of scheduled projects, the skill sets and locations of available personnel, and the timing of certain project starts.

     COST OF SOFTWARE LICENSES. Cost of software licenses for fiscal 1999 decreased 3.4% to $7.9 million from $8.2 million in fiscal 1998. Cost of software licenses as a percentage of revenues from software licenses increased to 8.1% for fiscal 1999 from 5.8% for fiscal 1998. This increase was due to relatively flat expenses spread over a lower revenue base.

     COST OF SERVICE AND OTHER. Cost of service and other for fiscal 1999 increased 22.2% to $83.9 million from $68.7 million for fiscal 1998. Cost of service and other as a percentage of revenues from services increased to 64.8% for fiscal 1999 from 60.3% for fiscal 1998. This percentage increase reflected a cost base that was increased to support a projected higher revenue level. This higher revenue level was not realized due to lower utilization rates attributable to the delay of project starts by clients.

     SELLING AND MARKETING. Selling and marketing expenses for fiscal 1999 increased 14.1% to $85.7 million from $75.1 million for fiscal 1998 while increasing as a percentage of revenues to 37.8% from 29.5%. The dollar and percentage increases were attributable to a cost base that was increased to support a higher revenue level that was not achieved. A significant component of the April 1999 restructuring included reduction of sales and marketing staff in selected markets and geographic locations. These selective reductions were made to correspond to the customer opportunities in certain of our core vertical markets and customer locations.

     RESEARCH AND DEVELOPMENT. Research and development expenses for fiscal 1999 increased 11.0% to $48.6 million from $43.8 million for fiscal 1998 and increased as a percentage of total revenues to 21.5% from 17.2%. The increase in costs principally reflected continued investment in development of our individual software solutions and increased development of the Aspen Framework as the backbone of our Plantelligence solution. We capitalized 5.8% of our total research and development costs during fiscal 1999 as compared to 8.2% in fiscal 1998.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for fiscal 1999 increased 16.1% to $23.5 million from $20.3 million for fiscal 1998 and increased as a percentage of total revenues to 10.4% from 7.9%. The increase in costs was due primarily to payments to strategic consultants to assist in the realignment of the business, litigation support and the increase in the reserve for bad debts.

     RESTRUCTURING AND OTHER CHARGES. In the fourth quarter of fiscal 1999, we undertook actions to restructure our business. The restructuring resulted from a lower-than-expected level of license revenues which adversely affected fiscal 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties in certain of our core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. The principal charges in the restructuring plan included: the reduction of workforce, $4.3 million; the close-down or consolidation of a number of offices and facilities, $10.2 million; rationalizing certain non-core products and activities acquired in recent years yielding the writing off of $3.1 million of assets; and other general cost reductions, $0.3 million.

     INTEREST INCOME. Interest income was $10.1 million for fiscal 1999 as compared to $5.9 million in fiscal 1998. The increase reflects the interest income generated from excess cash from our 5 1/4% convertible debentures, which was not issued and outstanding until June 1998.

     INTEREST EXPENSE. Interest expense was incurred under our 5 1/4% convertible debentures, bank line of credit and capital lease obligations. Interest expense in fiscal 1999 increased to $5.7 million from $0.4 million in fiscal 1998. The increase was primarily related to the interest expense on our 5 1/4% convertible debentures, which were issued in June 1998.

     PROVISION FOR/BENEFIT FROM INCOME TAXES. The effective tax rate in fiscal 1999 was calculated as a percentage of loss before taxes. The effective tax rate changed for fiscal 1999 to 43.2% of pre-tax loss as compared to 32.5% of net income exclusive of the non-recurring charge for in-process research and development for fiscal 1998. This change was primarily due to utilization of carrybacks of the fiscal 1999 taxable loss to prior years taxable income and the generation of certain tax credits.

QUARTERLY RESULTS

     Our operating results and cash flow have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of introductions of new solutions and enhancements by us and our competitors, and fluctuating economic conditions. Because license fees for our software products are substantial and the implementation of our solutions often requires the services of our engineers over an extended period of time, the sales process for our solutions is lengthy and can exceed one year. Accordingly, software revenue is difficult to predict, and the delay of any order could cause our quarterly revenues to fall substantially below expectations. Moreover, to the extent that we succeed in shifting customer purchases away from point solutions and toward integrated suites of our software and service solutions, the likelihood of delays in ordering may increase and the effect of any delay may become more pronounced.

     We ship software products within a short period after receipt of an order and usually do not have a material backlog of unfilled orders of software products. Consequently, revenues from software licenses, including license renewals in any quarter are substantially dependent on orders booked and shipped in that quarter. Historically, a majority of each quarter's revenues from software licenses has been derived from license agreements that have been consummated in the final weeks of the quarter. Therefore, even a short delay in the consummation of an agreement may cause revenues to fall below expectations for that quarter. Since our expense levels are based in part on anticipated revenues, we may be unable to adjust spending in a timely manner to compensate for any revenue shortfall and any revenue shortfalls would likely have a disproportionately adverse effect on net income. We expect that these factors will continue to affect our operating results for the foreseeable future.

     In fiscal 1999 and 2000, we experienced a net loss for the first quarter, in part because a substantial portion of our total revenues was derived from countries other than the United States where business is slow during the summer months and also in part because of the timing of renewals of software licenses. We believe that we may continue to experience challenges in growing total revenues and net income in the first fiscal quarter as compared to the immediately preceding fiscal quarter. Because of the foregoing factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

     The following table presents selected quarterly consolidated statement of operations data for fiscal 1999 and 2000. These data are unaudited but, in our opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of these data in accordance with generally accepted accounting principles.

                                      FISCAL 1999                              FISCAL 2000
                        ---------------------------------------   --------------------------------------
                        SEPT. 30   DEC. 31   MAR. 31   JUNE 30    SEPT. 30   DEC. 31   MAR. 31   JUNE 30
                        --------   -------   -------   --------   --------   -------   -------   -------
Revenues:
  Software licenses...  $ 16,034   $32,459   $23,493   $ 25,122   $21,507    $29,318   $34,746   $47,272
  Service and other...    30,980    33,276    32,457     32,698    31,845     33,166    34,158    36,081
                        --------   -------   -------   --------   -------    -------   -------   -------
Total revenues........    47,014    65,735    55,950     57,820    53,352     62,484    68,904    83,353
                        --------   -------   -------   --------   -------    -------   -------   -------
Expenses:
  Cost of software
     licenses.........     1,667     1,947     2,162      2,123     2,076      2,187     2,467     2,875
  Cost of service and
     other............    20,036    21,214    21,353     21,302    20,138     20,805    21,546    22,704
  Selling and
     marketing........    19,186    21,722    22,327     22,429    19,328     20,820    22,819    28,896
  Research and
     development......    11,659    12,094    12,442     12,430    11,722     11,774    12,942    15,129
  General and
     administrative...     5,481     5,681     6,331      6,010     5,568      5,748     6,012     7,408
  Costs related to
     acquisitions.....        --        --        --         --        --         --        --     1,547
  Restructuring and
     other charges....        --        --        --     17,867        --         --        --        --
                        --------   -------   -------   --------   -------    -------   -------   -------
Total expenses........    58,029    62,658    64,615     82,161    58,832     61,334    65,786    78,559
                        --------   -------   -------   --------   -------    -------   -------   -------
Income (loss) from
  operations..........   (11,015)    3,077    (8,665)   (24,341)   (5,480)     1,150     3,118     4,794
Other income
  (expense), net......       218        28      (115)      (174)       50        (51)     (106)       70
Interest income,
  net.................     1,176     1,228     1,039        940       981      1,015     1,100     1,111
                        --------   -------   -------   --------   -------    -------   -------   -------
Income (loss) before
  provision for
  (benefit from)
  income taxes........    (9,621)    4,333    (7,741)   (23,575)   (4,449)     2,114     4,112     5,975
Provision for (benefit
  from) income
  taxes...............    (3,338)      309    (3,140)    (9,640)   (1,379)       785     1,507     1,411
                        --------   -------   -------   --------   -------    -------   -------   -------
Net income (loss).....  $ (6,283)  $ 4,024   $(4,601)  $(13,935)  $(3,070)   $ 1,329   $ 2,605   $ 4,564
                        ========   =======   =======   ========   =======    =======   =======   =======

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, we have financed our operations principally through cash generated from sales of securities through private placements and public offerings of our common stock and 5 1/4% convertible debentures, operating activities, the sale of installment contracts to third parties and, at certain times during the year, borrowings under a bank line of credit.

     To date, we have received a total of $87.0 million of net proceeds from our initial public offering and subsequent public offerings. A portion of the total net proceeds was used for working capital and other general corporate purposes, to pay a portion of the purchase prices of certain acquisitions and to repay outstanding indebtedness under our bank line of credit, subordinated notes and a promissory note issued in conjunction with certain acquisitions. In the fourth quarter of fiscal 1998, we received a total of $82.4 million from our sale of the 5 1/4% convertible debentures. A portion of these net proceeds was used for working capital and other general corporate purposes. We evaluate on an ongoing basis potential opportunities to acquire or invest in technologies, products, services, businesses or engineering personnel that expand, complement or are otherwise related to our current business and products.

     In fiscal 2000, operating activities provided $28.0 million of cash primarily as a result of the net income, increases in accounts payable, accrued expenses and long term installments receivable and offset in part by increases in accounts receivable, unbilled services and deferred income taxes. In fiscal 1998 and 1999, operating activities provided $18.9 million and used $3.6 million of cash, respectively, primarily as a result of net income (loss) and increases in accounts payable, accrued expenses and deferred revenue, offset in part by increases in long-term installments receivable and accounts receivable.

     In recent years, we have had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation (formerly Sanwa Business Credit Corporation). These contracts represent amounts due over the life of existing term licenses. During fiscal 2000, installment contracts decreased by $4.0 million to $53.2 million, net of $28.0 million of installment contracts sold to General Electric Credit Corporation and Fleet Business Credit Corporation. During fiscal 1999, installment contracts decreased by $3.4 million to $57.2 million, net of $32.3 million of installment contracts sold to General Electric Capital Corporation and Fleet Business Credit Corporation. During fiscal 1998, installment contracts increased by $10.6 million to $60.6 million, net of $51.3 million of installment contracts sold to General Electric Capital Corporation and Fleet Business Credit Corporation. Our arrangements with these two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At June 30, 2000, June 30, 1999 and June 30, 1998 the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $90.2 million, $91.5 million, and $87.6 million, respectively, for which we had partial recourse obligations of $6.0 million, $3.8 million and $4.5 million, respectively. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

     We maintain a $30.0 million bank line of credit, expiring on December 31, 2000, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate (9.50% at June 30, 2000) equal to the bank's prime rate or, at our option, a rate (6.77% at June 30, 2000) equal to a defined LIBOR plus a specified margin. The line of credit agreement requires us to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net income before taxes and of the ratio of current assets to current liabilities. Additionally, the line is secured by certain of our marketable securities. As of June 30, 2000, there were no outstanding borrowings under the line of credit. We are negotiating with our lender bank, pursuant to a nonbinding commitment letter entered into in September 2000, in order to amend our existing line of credit to, among other things, extend the term of the line of credit through December 31, 2003.

     As of June 30, 2000, we had cash and cash-equivalents totaling $49.4 million, as well as short-term investments totaling $64.2 million. Our commitments as of June 30, 2000 consisted primarily of leases on our headquarters and other facilities. See "Item 2. Properties." There were no other material commitments for capital or other expenditures. We believe our current cash balances, availability of sales of our installment contracts, availability under our bank line of credit and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

INFLATION

     Inflation has not had a significant impact on our operating results to date and we do not expect inflation to have a significant impact during fiscal 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE MARKET DISCLOSURES

     Information relating to quantitative and qualitative disclosure about market risk is set forth in notes 2(c), 2(g), 2(j) and 12 to our consolidated financial statements included elsewhere in this Form 10-K and below under the captions "Investment Portfolio" and "Foreign Exchange Hedging."

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

       PRINCIPAL (NOTIONAL) AMOUNTS BY EXPECTED MATURITY IN U.S. DOLLARS
                     (IN THOUSANDS, EXCEPT INTEREST RATES)

                                   FAIR VALUE AT                                           FY2005 &
                                   JUNE 30, 2000   FY2001    FY2002    FY2003    FY2004   THEREAFTER
                                   -------------   -------   -------   -------   ------   ----------
Cash Equivalents.................     $28,682      $28,682        --        --       --         --
Weighted Average Interest Rate...        4.56%        4.56%       --        --       --         --
Investments......................     $63,911      $24,132   $20,007   $12,698   $2,986     $4,088
Weighted Average Interest Rate...        6.20%        6.32%     5.43%     6.90%    6.35%      6.91%
Total Portfolio..................     $92,593      $52,814   $20,007   $12,698   $2,986     $4,088
Weighted Average Interest Rate...        5.69%        5.36%     5.43%     6.90%    6.35%      6.91%

IMPACT OF FOREIGN CURRENCY RATE CHANGES

     During fiscal 2000, most currencies in Europe and Asia/Pacific fluctuated, with a general strengthening of the U.S. dollar. The translation of our intercompany receivables and foreign entities assets and liabilities did not, however, have a material impact on our consolidated operating results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts receivable amounts denominated in a foreign currency.

     Effective January 1, 1999, the functional currency of several of our foreign subsidiaries was changed from the U.S. dollar to the respective foreign currency. This change was made based on significant changes in economic facts and circumstances related to our operations in those foreign countries.

FOREIGN EXCHANGE HEDGING

     We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to limit the impact of foreign currency exchange rate movement on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $6.0 million of foreign exchange forward contracts denominated in British, French, Japanese, Swiss, and German currencies which represented underlying customer accounts receivable transactions at the end of fiscal 2000. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and loss related to these instruments for fiscal 2000 did not have a material effect on our operating results. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance, however, that these strategies will be effective or that transaction losses can be limited or forecasted accurately.

     The following table provides information about our forward contracts, at the end of fiscal 2000, to sell foreign currencies for U.S. dollars. All of these contracts relate to customer accounts receivable. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value on the contract at the end of fiscal 2000.

                       AVERAGE       FORWARD
                       CONTRACT     AMOUNT IN
CURRENCY                 RATE      U.S. DOLLARS    CONTRACT ORIGINATION DATE    CONTRACT MATURITY DATE
--------               --------   --------------   -------------------------   -------------------------
                                  (IN THOUSANDS)
Japanese Yen.........   109.90        $3,257       Various: Mar 98 - May 00    Various: Jul 00 - Jun 02
British Pound
  Sterling...........     1.57           974       Various: Apr 98 - Jan 00    Various: Jul 00 - Jul 02
French Franc.........     6.21           574       Various: Jan 99 - Jun 00    Various: Jan 01 - May 02
German Deutsche
  Mark...............     1.57           718       Various: Jan 98 - Apr 99    Various: Jul 00 - Jan 01
Swiss Franc..........     1.52           460       Various: Jan 99 - Jul 99    Various: Feb 01 - Jul 02
                                      ------
Total................                 $5,983
                                      ======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements are listed in the Index to Consolidated Financial Statements filed in Item 14(a)(i) as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes or disagreements with accountants on accounting or financial disclosure matters during our two most recent fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2000, under the heading "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2000, under the heading "Executive Officer Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2000, under the heading "Share Ownership of Principal Stockholders and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2000, under the heading "Related Party Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

DESCRIPTION                                                   PAGE
-----------                                                   ----
Report of Independent Public Accountants....................  F-2
Consolidated Financial Statements:
  Balance Sheets as of June 30, 1999 and 2000...............  F-3
  Statements of Operations for the years ended June 30,
     1998, 1999 and 2000....................................  F-4
  Statements of Stockholders' Equity and Comprehensive
     Income (Loss) for the years ended June 30, 1998, 1999
     and 2000...............................................  F-5
  Statements of Cash Flows for the years ended June 30,
     1998, 1999 and 2000....................................  F-6
  Notes to Consolidated Financial Statements................  F-7

(a)(2) FINANCIAL STATEMENT SCHEDULES

DESCRIPTION                                                   PAGE
-----------                                                   ----
Report of Independent Public Accountants on Schedule........  S-1
Schedule II -- Valuation and Qualifying Accounts............  S-2

     All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) EXHIBITS

 3.1(1)     Certificate of Incorporation of Aspen Technology, Inc.
 3.2(1)     By-laws of Aspen Technology, Inc.
 4.1(2)     Specimen Certificate for Shares of Aspen Technology, Inc.'s
            common stock, $.10 par value.
 4.2(1)     Rights Agreement dated as of March 12, 1998 between Aspen
            Technology, Inc. and American Stock Transfer and Trust
            Company, as Rights Agent, including related forms of the
            following:
            (a) Certificate of Designation of Series A Participating
            Cumulative Preferred Stock of Aspen Technology, Inc.
            (b) Right Certificate.
 4.3(3)     Indenture dated as of June 17, 1998 between Aspen
            Technology, Inc. and The Chase Manhattan Bank, as trustee, with respect to up to $86,250,000 principal amount of 5 1/4%
            Convertible Subordinated Debentures due June 15, 2005 of
            Aspen Technology, Inc.
 4.4(3)     Form of 5 1/4% Convertible Subordinated Debentures due June
            15, 2005 of Aspen Technology, Inc. (included in Sections
            2.2, 2.3 and 2.4 of the Indenture filed as Exhibit 4.1).
10.1(4)     Lease Agreement dated as of January 30, 1992 between Aspen
            Technology, Inc. and Teachers Insurance and Annuity
            Association of America regarding Ten Canal Park, Cambridge,
            Massachusetts.
10.2        First amendment to Lease Agreement dated May 5, 1997 between
            Aspen Technology, Inc. and Beacon Properties; L.P.,
            successor-in-interest to Teachers Insurance and Annuity
            Association of America, regarding Ten Canal Park, Cambridge,
            Massachusetts.
10.3        Second Amendment to Lease Agreement dated as of August 14,
            2000 between Aspen Technology, Inc. and EOP-Ten Canal Park,
            L.L.C., successor-in-interest to Beacon Properties, L.P.
            regarding Ten Canal Park, Cambridge, Massachusetts.
10.4(4)     System License Agreement between Aspen Technology, Inc. and the Massachusetts Institute of Technology, dated March 30,
            1982, as amended.

10.5(4)+      Non-Equilibrium Distillation Model Development and License Agreement between Aspen Technology, Inc.
              and Koch Engineering Company, Inc., as amended.
10.6(4)+      Letter, dated October 19, 1994, from Aspen Technology, Inc. to Koch Engineering Company, Inc.,
              pursuant to which Aspen Technology, Inc. elected to extend the term of Aspen Technology, Inc.'s license under the Non-Equilibrium Distillation Model Development and License Agreement.
10.7(4)+      Batch Distillation Computer Program Development and License Agreement between Process Simulation
              Associates, Inc. and Koch Engineering Company, Inc.
10.8(4)+      Agreement between Aspen Technology, Inc. and Imperial College of Science, Technology and Medicine
              regarding Assignment of SPEEDUP.
10.9(4)       Common stock purchase warrant no. 91-1.
10.10(4)      Common stock purchase warrant no. 91-2.
10.11(4)      Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.
10.12(6)      Rider No. 1, dated December 14, 1994, to Vendor Program Agreement between Aspen Technology, Inc. and
              General Electric Capital Corporation.
10.13(4)+     Letter Agreement between Aspen Technology, Inc. and Sanwa Business Credit Corporation.
10.14(4)      Equity Joint Venture Contract between Aspen Technology, Inc. and China Petrochemical Technology
              Company.
10.15(7)      Further Amended and Restated Revolving Credit Agreement dated as of February 15, 1996 among Aspen
              Technology, Inc., Prosys Modeling Investment Corporation, Industrial Systems, Inc., Dynamic Matrix
              Control Corporation and Setpoint, Inc., as the Borrowers, the Lenders Parties thereto, and Fleet
              Bank of Massachusetts, N.A., as Agent and Lender, together with related forms of the following (each in the form executed by each of such Borrowers):
              (a) Amended and Restated Revolving Credit Note.
              (b) Patent Conditional Assignment and Security Agreement.
              (c) Trademark Collateral Security Agreement.
              (d) Security Agreement.
10.16         Letter, dated September 21, 1999, from Fleet National Bank to Aspen Technology, Inc. and Deposit
              Pledge Agreement dated as of October 18, 1999 between Fleet National Bank and Aspen Technology, Inc.
              further amending the Revolving Credit Agreement.
10.17(3)      Registration Rights Agreement, dated as of June 17, 1998, between Aspen Technology, Inc. and
              Goldman, Sachs & Co., NationsBanc Montgomery Securities LLC and William Blair & Company, L.L.C.
10.18         Registration Rights Agreement dated June 1, 2000 between Aspen Technology, Inc. and the former stockholders of Petrolsoft Corporation.
10.19         Registration Rights Agreement dated August 29, 2000 between Aspen Technology, Inc. and the former stockholders of ICARUS Corporation and ICARUS Services Limited.
10.20(4)      1988 Non-Qualified Stock Option Plan, as amended.
10.21(5)      1995 Stock Option Plan.
10.22(5)      1995 Directors Stock Option Plan.
10.23(5)      1995 Employees' Stock Purchase Plan.
10.24(8)      1996 Special Stock Option Plan.
10.25(12)     Petrolsoft Corporation Stock Option Plan.

10.26(7)      Amended and Restated Agreement and Plan of Reorganization, dated as of May 12, 1995, by and among
              Aspen Technology, Inc., Industrial Systems, Inc. and the stockholders of Industrial Systems, Inc.
10.27(13)     Stock Purchase Agreement dated as of December 15, 1995, among Aspen Technology, Inc., Dynamic Matrix
              Control Corporation and Charles R. Cutler, June A. Cutler, Charles R. Johnston and Cheryl Lynne
              Johnston, as stockholders of Dynamic Matrix Control Corporation.
10.28(4)      Form of Employee Confidentiality and Non-Competition Agreement.
10.29(4)      Noncompetition, Confidentiality and Proprietary Rights Agreement between Aspen Technology, Inc. and
              Joseph F. Boston.
10.30(13)     Share Purchase Agreement dated as of January 5, 1996 among Aspen Technology, Inc., Amelinc
              Corporation and Cegelec S.A.
10.31(4)      Noncompetition, Confidentiality and Proprietary Rights Agreement between Aspen Technology, Inc. and
              Herbert I. Britt.
10.32(4)      Noncompetition, Confidentiality and Proprietary Rights Agreement between Aspen Technology, Inc. and
              Lawrence B. Evans.
10.33(8)      Change in Control Agreement between Aspen Technology, Inc. and Joseph F. Boston dated August 12,
              1997.
10.34(4)      Noncompetition, Confidentiality and Proprietary Rights Agreement between Aspen Technology, Inc. and
              Paul W. Gallier.
10.35(8)      Change in Control Agreement between Aspen Technology, Inc. and Stephen J. Doyle dated August 12,
              1997.
10.36(8)      Change in Control Agreement between Aspen Technology, Inc. and Lawrence B. Evans dated August 12,
              1997.
10.37(8)      Change in Control Agreement between Aspen Technology, Inc. and David McQuillin dated August 12,
              1997.
10.38         Change in Control Agreement between Aspen Technology, Inc. and Helen Moye dated September 1, 2000.
10.39         Change in Control Agreement between Aspen Technology, Inc. and Michael Muscatello dated August 1,
              2000.
10.40(11)     Change in Control Agreement between Aspen Technology, Inc. and David Mushin dated December 30, 1998.
10.41(8)      Change in Control Agreement between Aspen Technology, Inc. and Mary A. Palermo dated August 12,
              1997.
10.42(8)      Change in Control Agreement between Aspen Technology, Inc. and Joel B. Rosen dated August 12, 1997.
10.43(9)      Change in Control Agreement between Aspen Technology, Inc. and Lisa W. Zappala dated November 3,
              1998.
10.44         Financing Partner Agreement between Aspen Technology, Inc. and IBM Credit Corporation dated June 15,
              2000.
10.45         Direct Vendor Program Agreement dated as of November 18, 1999 between Aspen Technology, Inc. and
              General Electric Capital Corporation.

21.1        Subsidiaries of Aspen Technology, Inc.
23.1        Consent of Arthur Andersen LLP.
24.1        Power of Attorney (included in signature page to Form 10-K).
27.1        Financial Data Schedules for fiscal year ended June 30,
            2000.

---------------
 (1) Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated March 12, 1998 (filed on March 27, 1998) and incorporated herein by reference.

 (2) Previously filed as an exhibit to the Registration Statement on Form 8-A of Aspen Technology, Inc., as amended by Amendment No. 1 thereto (filed on June 12, 1998) and incorporated herein by reference.

 (3) Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated June 17, 1998 (filed on June 19, 1998) and incorporated herein by reference.

 (4) Previously filed as an exhibit to the Registration Statement on Form S-1 of Aspen Technology, Inc. (Registration No. 33-83916) (filed on September 13,
     1994) and incorporated herein by reference.

 (5) Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration No. 333-11651) (filed on September 9,
     1996) and incorporated herein by reference.

 (6) Previously filed as an exhibit to the Registration Statement on Form S-1 of Aspen Technology, Inc. (Registration No. 33-88734) (filed on January 29,
     1995) and incorporated herein by reference.

 (7) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference.

 (8) Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997, and incorporated herein by reference.

 (9) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 and incorporated herein by reference.

(10) Previously filed as exhibit 10.36 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998 and incorporated herein by reference.

(11) Previously filed as exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1999, and incorporated herein by reference.

(12) Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration No. 333-42536) (filed on July 28,
     2000) and incorporated herein by reference.

(13) Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated January 5, 1996 (filed on January 5, 1996) and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

     On June 27, 2000, we filed a Current Report on Form 8-K with respect to our press release announcing that two new members were to join our board of directors, effective on July 1, 2000.

     On June 29, 2000, we filed a Current Report on Form 8-K with respect to our press release announcing our acquisition of Petrolsoft Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, as of September 27, 2000.

                                          ASPEN TECHNOLOGY, INC.

                                          By: /s/   LAWRENCE B. EVANS
                                            ------------------------------------
                                                     Lawrence B. Evans
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     We, the undersigned officers and directors of Aspen Technology, Inc., hereby severally constitute and appoint Lawrence B. Evans, Lisa W. Zappala and Michael J. Muscatello, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Aspen Technology, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 27, 2000.

                     SIGNATURE                                              TITLE
                     ---------                                              -----

               /s/ LAWRENCE B. EVANS                   Chairman of the Board and Chief Executive
---------------------------------------------------      Officer (Principal Executive Officer)
                 Lawrence B. Evans

                /s/ LISA W. ZAPPALA                    Chief Financial Officer (Principal Financial and
---------------------------------------------------      Accounting Officer)
                  Lisa W. Zappala

               /s/ JOSEPH F. BOSTON                    Director
---------------------------------------------------
                 Joseph F. Boston

                                                       Director
---------------------------------------------------
              Gresham T. Brebach, Jr.

               /s/ DOUGLAS R. BROWN                    Director
---------------------------------------------------
                 Douglas R. Brown

                                                       Director
---------------------------------------------------
                 Stephen L. Brown

                     SIGNATURE                                              TITLE
                     ---------                                              -----
              /s/ STEPHEN M. JENNINGS                  Director
---------------------------------------------------
                Stephen M. Jennings

                /s/ JOAN C. MCARDLE                    Director
---------------------------------------------------
                  Joan C. McArdle

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

DESCRIPTION                                                   PAGE
-----------                                                   ----
Report of Independent Public Accountants....................  F-2
Consolidated Financial Statements:
  Balance Sheets as of June 30, 1999 and 2000...............  F-3
  Statements of Operations for the years ended June 30,
     1998, 1999 and 2000....................................  F-4
  Statements of Stockholders' Equity and Comprehensive
     Income (loss) for the years ended June 30, 1998, 1999
     and 2000...............................................  F-5
  Statements of Cash Flows for the years ended June 30,
     1998, 1999 and 2000....................................  F-6
  Notes to Consolidated Financial Statements................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Aspen Technology, Inc.:

     We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspen Technology, Inc. and subsidiaries as of June 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
August 7, 2000
(except for the matters
discussed in Notes 4(d) and
5, as to which the date is
September 27, 2000)

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    JUNE 30,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 34,039    $ 49,371
  Short-term investments....................................    64,662      64,161
  Accounts receivable, net of reserves of $1,288 in 1999 and
    $1,439 in 2000..........................................    74,075      81,781
  Unbilled services.........................................    16,634      21,894
  Current portion of long-term installments receivable, net
    of unamortized discount of $1,478 in 1999 and $1,475 in
    2000....................................................    25,344      24,873
  Deferred tax asset........................................     2,752       3,300
  Prepaid expenses and other current assets.................    12,196      16,175
                                                              --------    --------
         Total current assets...............................   229,702     261,555
                                                              --------    --------
  Long-term installments receivable, net of unamortized
    discount of $5,924 in 1999 and $5,831 in 2000...........    31,851      28,301
                                                              --------    --------
Property and leasehold improvements, at cost:
  Land......................................................       727         727
  Building and improvements.................................     6,261       6,200
  Computer equipment........................................    36,163      39,225
  Purchased software........................................    23,449      27,580
  Furniture and fixtures....................................    11,833      13,225
  Leasehold improvements....................................     4,440       5,386
                                                              --------    --------
                                                                82,873      92,343
  Less -- Accumulated depreciation and amortization.........    45,875      56,250
                                                              --------    --------
                                                                36,998      36,093
                                                              --------    --------
  Computer software development costs, net of accumulated
    amortization of $8,967 in 1999 and $12,031 in 2000......     6,011       7,026
                                                              --------    --------
  Intangible assets, net of accumulated amortization of
    $9,027 in 1999 and $11,452 in 2000......................     9,143       8,856
                                                              --------    --------
  Deferred tax asset........................................     4,757      10,130
                                                              --------    --------
  Other assets..............................................     6,561      12,984
                                                              --------    --------
                                                              $325,023    $364,945
                                                              ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................  $  2,360    $  1,327
  Accounts payable..........................................     7,803       8,748
  Accrued expenses..........................................    34,832      44,644
  Unearned revenue..........................................    10,116      13,903
  Deferred revenue..........................................    20,604      23,553
                                                              --------    --------
         Total current liabilities..........................    75,715      92,175
                                                              --------    --------
Long-term obligations, less current portion.................     3,155       1,923
                                                              --------    --------
5 1/4% Convertible subordinated debentures..................    86,250      86,250
                                                              --------    --------
Deferred revenue, less current portion......................    13,528      14,374
                                                              --------    --------
Other liabilities...........................................       625       1,025
                                                              --------    --------
Commitments and contingencies (Notes 11, 12, and 13)
Stockholders' equity:
  Common stock, $.10 par value --
    Authorized -- 40,000,000 shares
    Issued -- 27,807,152 shares in 1999 and 29,060,428
     shares in 2000.........................................     2,781       2,906
  Additional paid-in capital................................   154,219     173,591
  Accumulated deficit.......................................    (8,736)     (3,752)
  Treasury stock, at cost -- 230,430 shares of common
    stock...................................................      (502)       (502)
  Accumulated other comprehensive loss......................    (2,012)     (3,045)
                                                              --------    --------
         Total stockholders' equity.........................   145,750     169,198
                                                              --------    --------
                                                              $325,023    $364,945
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEARS ENDED JUNE 30,
                                                             --------------------------------
                                                               1998        1999        2000
                                                             --------    --------    --------
Revenues:
  Software licenses........................................  $140,857    $ 97,108    $132,843
  Service and other........................................   113,879     129,411     135,250
                                                             --------    --------    --------
                                                              254,736     226,519     268,093
                                                             --------    --------    --------
Expenses:
  Cost of software licenses................................     8,178       7,899       9,605
  Cost of service and other................................    68,677      83,905      85,193
  Selling and marketing....................................    75,060      85,664      91,863
  Research and development.................................    43,793      48,625      51,567
  General and administrative...............................    20,250      23,503      24,736
  Costs related to acquisitions............................     4,984          --       1,547
  Restructuring and other charges..........................        --      17,867          --
  Charge for in-process research and development...........     8,472          --          --
                                                             --------    --------    --------
                                                              229,414     267,463     264,511
                                                             --------    --------    --------
     Income (loss) from operations.........................    25,322     (40,944)      3,582
Interest income............................................     5,784      10,092       9,847
Interest expense...........................................      (377)     (5,677)     (5,563)
Foreign currency exchange loss.............................      (454)        (94)       (118)
Income on equity in joint ventures.........................        45          19           4
                                                             --------    --------    --------
     Income (loss) before provision for (benefit from)
       income taxes........................................    30,320     (36,604)      7,752
Provision for (benefit from) income taxes..................    14,109     (15,809)      2,324
                                                             --------    --------    --------
  Net income (loss)........................................  $ 16,211    $(20,795)   $  5,428
                                                             ========    ========    ========
Pro forma net income (loss), reflecting provision for
  income taxes on Subchapter S-Corporation income
  (unaudited)..............................................  $ 15,781    $(22,066)   $  5,428
                                                             ========    ========    ========
Net income (loss) per share:
  Diluted..................................................  $   0.59    $  (0.76)   $   0.18
                                                             ========    ========    ========
  Basic....................................................  $   0.62    $  (0.76)   $   0.19
                                                             ========    ========    ========
  Pro forma diluted (unaudited)............................  $   0.57    $  (0.80)   $   0.18
                                                             ========    ========    ========
Weighted average shares outstanding:
  Diluted..................................................    27,524      27,476      30,785
                                                             ========    ========    ========
  Basic....................................................    26,056      27,476      28,221
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

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         ACCUMULATED
                                        COMMON STOCK                       RETAINED         OTHER        TREASURY STOCK
                                    ---------------------   ADDITIONAL     EARNINGS     COMPREHENSIVE   -----------------
                                    NUMBER OF    $.10 PAR    PAID-IN     (ACCUMULATED      INCOME       NUMBER OF
                                      SHARES      VALUE      CAPITAL       DEFICIT)        (LOSS)        SHARES     COST
                                    ----------   --------   ----------   ------------   -------------   ---------   -----
BALANCE, JUNE 30, 1997............  24,983,500    $2,499     $128,083      $  7,954        $  (270)      230,330    $(502)
  Issuance of common stock in
    immaterial poolings...........     766,443        77        2,046        (7,321)            --            --       --
  Issuance of common stock under
    employee stock purchase
    plans.........................     115,617        11        3,867            --             --            --       --
  Exercise of stock options and
    warrants......................     525,830        53        7,194            --             --            --       --
  ESOP contribution...............     983,145        98          380            --             --            --       --
  Dividends paid..................          --        --           --          (384)            --            --       --
  Retired stock...................      (3,693)       (1)          (1)           --             --            --       --
  Translation adjustment, not tax
    effected......................          --        --           --            --             98            --       --
  Unrealized market loss on
    investments, net of $31 tax
    effect........................          --        --           --            --            (47)           --       --
  Tax benefit related to stock
    options.......................          --        --        6,512            --             --            --       --
  Net income......................          --        --           --        16,211             --            --       --
  Comprehensive net income for the
    year ended June 30, 1998......
                                    ----------    ------     --------      --------        -------       -------    -----
BALANCE, JUNE 30, 1998............  27,370,842     2,737      148,081        16,460           (219)      230,330     (502)
  Issuance of common stock in an
    immaterial pooling............      45,000         5          443          (444)            --            --       --
  Issuance of common stock under
    employee stock purchase
    plans.........................     267,324        27        4,371            --             --            --       --
  Exercise of stock options and
    warrants......................     123,986        12          901            --             --            --       --
  Purchase of treasury stock......          --        --           --            --             --           100       --
  Dividends paid..................          --        --           --        (3,957)            --            --       --
  Translation adjustment, not tax
    effected......................          --        --           --            --         (1,574)           --       --
  Unrealized market loss on
    investments, net of $135 tax
    effect........................          --        --           --            --           (219)           --       --
  Tax benefit related to stock
    options.......................          --        --          423            --             --            --       --
  Net loss........................          --        --           --       (20,795)            --            --       --
  Comprehensive net loss for the
    year ended June 30, 1999......
                                    ----------    ------     --------      --------        -------       -------    -----
BALANCE, JUNE 30, 1999............  27,807,152     2,781      154,219        (8,736)        (2,012)      230,430     (502)
  Issuance of common stock under
    employee stock purchase
    plans.........................     384,864        38        3,822            --             --            --       --
  Exercise of stock options.......     868,412        87        7,773            --             --            --       --
  Dividends paid..................          --        --           --          (444)            --            --       --
  Translation adjustment, not tax
    effected......................          --        --           --            --           (904)           --       --
  Unrealized market loss on
    investments, net of $90 tax
    effect........................          --        --           --            --           (129)           --       --
  Tax benefit related to stock
    options.......................          --        --        7,777            --             --            --       --
  Net income......................          --        --           --         5,428             --            --       --
  Comprehensive net income for the
    year ended June 30, 2000......
                                    ----------    ------     --------      --------        -------       -------    -----
BALANCE, JUNE 30, 2000............  29,060,428    $2,906     $173,591      $ (3,752)       $(3,045)      230,430    $(502)
                                    ==========    ======     ========      ========        =======       =======    =====


                                        TOTAL       COMPREHENSIVE
                                    STOCKHOLDERS'      INCOME
                                       EQUITY          (LOSS)
                                    -------------   -------------
BALANCE, JUNE 30, 1997............    $137,764
  Issuance of common stock in
    immaterial poolings...........      (5,198)
  Issuance of common stock under
    employee stock purchase
    plans.........................       3,878
  Exercise of stock options and
    warrants......................       7,247
  ESOP contribution...............         478
  Dividends paid..................        (384)
  Retired stock...................          (2)
  Translation adjustment, not tax
    effected......................          98        $     98
  Unrealized market loss on
    investments, net of $31 tax
    effect........................         (47)            (47)
  Tax benefit related to stock
    options.......................       6,512
  Net income......................      16,211          16,211
                                                      --------
  Comprehensive net income for the
    year ended June 30, 1998......                    $ 16,262
                                      --------        ========
BALANCE, JUNE 30, 1998............     166,557
  Issuance of common stock in an
    immaterial pooling............           4
  Issuance of common stock under
    employee stock purchase
    plans.........................       4,398
  Exercise of stock options and
    warrants......................         913
  Purchase of treasury stock......          --
  Dividends paid..................      (3,957)
  Translation adjustment, not tax
    effected......................      (1,574)         (1,574)
  Unrealized market loss on
    investments, net of $135 tax
    effect........................        (219)           (219)
  Tax benefit related to stock
    options.......................         423
  Net loss........................     (20,795)        (20,795)
                                                      --------
  Comprehensive net loss for the
    year ended June 30, 1999......                    $(22,588)
                                      --------        ========
BALANCE, JUNE 30, 1999............     145,750
  Issuance of common stock under
    employee stock purchase
    plans.........................       3,860
  Exercise of stock options.......       7,860
  Dividends paid..................        (444)
  Translation adjustment, not tax
    effected......................        (904)           (904)
  Unrealized market loss on
    investments, net of $90 tax
    effect........................        (129)           (129)
  Tax benefit related to stock
    options.......................       7,777
  Net income......................       5,428           5,428
                                                      --------
  Comprehensive net income for the
    year ended June 30, 2000......                    $  4,395
                                      --------        ========
BALANCE, JUNE 30, 2000............    $169,198
                                      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ 16,211   $(20,795)  $  5,428
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities --
    Depreciation and amortization...........................    14,163     18,336     16,327
    Charge for in-process research and development..........     8,472         --         --
    Deferred income taxes...................................    (2,749)   (14,124)    (6,201)
    Writeoff of assets related to restructuring.............        --      3,060         --
    Changes in assets and liabilities --
      Accounts receivable...................................   (23,601)    (2,372)    (7,977)
      Unbilled services.....................................    (5,477)     1,186     (5,625)
      Prepaid expenses and other current assets.............      (396)    (2,061)    (4,119)
      Long-term installments receivable.....................   (10,167)     3,424      4,021
      Accounts payable and accrued expenses.................    14,963      4,577     18,555
      Unearned revenue......................................     1,713      4,040      3,831
      Deferred revenue......................................     5,744      1,179      3,774
                                                              --------   --------   --------
        Net cash provided by (used in) operating
        activities..........................................    18,876     (3,550)    28,014
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchase of property and leasehold improvements...........   (19,384)    (7,688)    (9,682)
  Increase in computer software development costs...........    (3,900)    (2,966)    (4,082)
  (Increase) decrease in other assets.......................    (3,981)       323     (6,826)
  (Increase) decrease in short-term investments.............   (18,464)   (29,845)       373
  (Decrease) increase in other liabilities..................       (28)      (289)       400
  Cash acquired in immaterial poolings......................    (1,123)        --         --
  Cash used in the purchase of business, net of cash
    acquired................................................    (9,911)    (1,200)    (2,085)
                                                              --------   --------   --------
        Net cash used in investing activities...............   (56,791)   (41,665)   (21,902)
                                                              --------   --------   --------
Cash flows from financing activities:
  Issuance of common stock under employee stock purchase
    plans...................................................     3,878      4,398      3,860
  Issuance of common stock under employee stock ownership
    plan....................................................       478         --         --
  Exercise of stock options and warrants....................     7,247        913      7,860
  Repurchase of common stock................................        (2)        --         --
  Proceeds from 5 1/4% convertible subordinated
    debentures..............................................    86,250         --         --
  Additions to (payments of) long-term debt and capital
    lease obligations.......................................       769       (947)    (2,266)
  Payment of dividends......................................      (384)    (3,957)      (444)
                                                              --------   --------   --------
        Net cash provided by financing activities...........    98,236        407      9,010
                                                              --------   --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        98       (122)       210
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............    60,419    (44,930)    15,332
Cash and cash equivalents, beginning of period..............    18,550     78,969     34,039
                                                              --------   --------   --------
Cash and cash equivalents, end of period....................  $ 78,969   $ 34,039   $ 49,371
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes................................  $  1,363   $  2,985   $    806
                                                              ========   ========   ========
  Cash paid for interest....................................  $    245   $  4,709   $  4,972
                                                              ========   ========   ========
Supplemental schedule of noncash investing and financing
  activities:
  Increase in equipment under capital lease obligations.....  $  2,351   $     --   $     --
                                                              ========   ========   ========
  Increase in additional paid-in capital and decrease in
    accrued expenses relating to the tax benefit of exercise
    of nonqualified stock options...........................  $  6,512   $    423   $  7,777
                                                              ========   ========   ========
Supplemental disclosure of cash flows related to
  acquisitions:
  The Company acquired certain companies as described in
    Note 4. These acquisitions are summarized as follows --
    Fair value of assets acquired, excluding cash...........  $ 11,316   $  1,290   $  2,360
    Payments in connection with the acquisitions, net of
     cash acquired..........................................    (9,911)    (1,200)    (2,085)
                                                              --------   --------   --------
        Liabilities assumed.................................  $  1,405   $     90   $    275
                                                              ========   ========   ========

During the fiscal year 1998, the Company acquired NeuralWare, Inc., the SAST Corporation Limited, Cimtech S.A./ N.V., Contas Process Control S.r.L., Zyqad Limited and Treiber Controls, Inc. During the fiscal year 1999, the Company acquired Syllogistics, Inc. All of these acquisitions were accounted for as poolings of interests. Due to their immateriality to the financial position and results of operations of the Company, the historical financial statements were not restated.

  The accompanying notes are an integral part of these consolidated financial statements.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

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

     On June 1, 2000 the Company acquired Petrolsoft Corporation and subsidiary (Petrolsoft), a supplier of web-enabled supply chain software for the downstream petroleum industry. The Company exchanged 2,641,101 shares of its common stock for all of the outstanding shares of Petrolsoft. The Company placed 132,054 of these shares into escrow as security for indemnification obligations of Petrolsoft relating to representation, warranties and other matters, as defined. This merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements of the Company have been restated to give retroactive effect to the combination of Petrolsoft. The Company incurred approximately $1.5 million of expenses related to this acquisition, which were charged to operations in the quarter ending June 30, 2000. Prior to the acquisition, Petrolsoft was an S-Corporation and subject only to certain state franchise taxes. As such, unaudited pro forma net income (loss) and per share information has been provided as if Petrolsoft had been subject to the Company's effective income tax rates prior to the acquisition. The consolidated financial statements also reflect the Petrolsoft dividends that were distributed to the S-Corporation shareholders in accordance with Petrolsoft's historical policy in order to meet the shareholders' personal income tax obligations.

     The following information details the results of operations of the Company and Petrolsoft for the periods before the pooling of interests combination was consummated.

                                                           YEARS ENDED JUNE 30,
                                                     --------------------------------
                                                       1998        1999        2000
                                                     --------    --------    --------
Revenue
  The Company......................................  $252,555    $219,593    $263,460
  Petrolsoft.......................................     2,181       6,926       4,633
                                                     --------    --------    --------
  Combined.........................................  $254,736    $226,519    $268,093
                                                     ========    ========    ========
Net income (loss)
  The Company......................................  $ 14,636    $(25,735)   $  5,591
  Petrolsoft.......................................     1,575       4,940        (163)
                                                     --------    --------    --------
  Combined.........................................  $ 16,211    $(20,795)   $  5,428
                                                     ========    ========    ========
Net income (loss) per share
Diluted
  The Company......................................  $   0.59    $  (1.04)   $   0.20
                                                     ========    ========    ========
  Petrolsoft.......................................  $   0.60    $   1.87    $  (0.06)
                                                     ========    ========    ========
  Combined.........................................  $   0.59    $  (0.76)   $   0.18
                                                     ========    ========    ========
Net income (loss) per share
Basic
  The Company......................................  $   0.63    $  (1.04)   $   0.22
                                                     ========    ========    ========
  Petrolsoft.......................................  $   0.60    $   1.87    $  (0.06)
                                                     ========    ========    ========
  Combined.........................................  $   0.62    $  (0.76)   $   0.19
                                                     ========    ========    ========

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

(2) SIGNIFICANT ACCOUNTING POLICIES

(a) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the results of operations of the Company, Petrolsoft and their wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

(b) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months.

(c) SHORT-TERM INVESTMENTS

     Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are included in short-term investments and cash and cash equivalents and are recorded at market value in the accompanying consolidated financial statements. Unrealized gains and losses have been accounted for as a separate component of consolidated stockholders' equity and comprehensive income (loss). Realized investment gains and losses were not material in fiscal 1998, 1999 or 2000.

     Available-for-sale investments as of June 30, 1999 and 2000 are as follows (in thousands):

                                                  JUNE 30, 1999         JUNE 30, 2000
                                               -------------------   --------------------
                                                TOTAL      TOTAL      TOTAL       TOTAL
                                 CONTRACTED    MARKET    AMORTIZED    MARKET    AMORTIZED
DESCRIPTION                       MATURITY      VALUE      COST       VALUE       COST
-----------                      -----------   -------   ---------   --------   ---------
CASH AND CASH EQUIVALENTS:
Cash and cash equivalents......      N/A       $13,228    $13,228    $ 20,730   $ 20,730
Commercial paper...............  0-3 months     18,570     18,570      18,929     18,929
Money market funds.............  0-3 months      2,241      2,241       9,712      9,712
                                               -------    -------    --------   --------
          Total cash and cash
            equivalents........                 34,039     34,039      49,371     49,371
                                               -------    -------    --------   --------
SHORT-TERM INVESTMENTS:
Mutual funds...................      N/A         1,150      1,150         250        250
Certificates of deposit........  4-11 months     1,450      1,449       7,000      6,998
Corporate and foreign bonds....  4-12 months    31,238     31,282       6,344      6,356
Corporate and foreign bonds....   1-5 years     30,824     31,056      50,567     50,961
                                               -------    -------    --------   --------
          Total short term
            investments........                 64,662     64,937      64,161     64,564
                                               -------    -------    --------   --------
                                               $98,701    $98,976    $113,532   $113,936
                                               =======    =======    ========   ========

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

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

(e) REVENUE RECOGNITION

     Effective July 1, 1998, the Company adopted Statement of Position (SOP) No. 97-2, "Software Revenue Recognition". SOP 97-2 was issued by the American Institute of Certified Public Accountants in October 1997 in order to provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's financial position, results of operations or cash flows. License revenue, including license renewals, consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement. Revenues under such arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with SOP 98-9, "Software Revenue Recognition, with Respect to Certain Transactions." Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. The Company uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

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

     Installments receivable represent the present value of future payments related to the financing of noncancellable term and perpetual license agreements that provide for payment in installments over a one-to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated statements of operations. The interest rates utilized for the years ended June 30, 1998, 1999 and 2000 were 8.5%, 8.5%, and 8.5% to 9% respectively.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

recognition, disclosure and presentation of revenue in financial statements. SAB 101, as amended by SAB 101A and SAB 101B, is required to be implemented no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are currently evaluating the impact of SAB 101 on our financial statements and related disclosures, but we do not expect that any impact will be material.

(f) COMPUTER SOFTWARE DEVELOPMENT COSTS

     Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Amortization of capitalized computer software development costs is provided on a product-by-product basis using the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations was approximately $1,263,000, $2,653,000 and $3,064,000 in fiscal 1998, 1999 and 2000, respectively.

(g) FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The determination of functional currency is based on the subsidiaries' relative financial and operational independence from the Company. Foreign currency exchange gains or losses for certain wholly owned subsidiaries are credited or charged to the accompanying consolidated statements of operations since the functional currency of the subsidiaries is the U.S. dollar. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to the cumulative translation adjustment account, included in stockholders' equity in the accompanying consolidated balance sheets. Effective January 1, 1999, the functional currency of several foreign subsidiaries was changed from the U.S. dollar to the respective foreign currency. This change was made as significant changes in economic facts and circumstances related to the Company's operations in those foreign countries occurred.

     At June 30, 1999 and 2000, the Company had long-term installments receivable of approximately $3,295,000 and $4,955,000 denominated in foreign currencies. The June 2000 installments receivable mature through July 2004 and have been hedged with specific foreign currency contracts. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

(h) NET INCOME (LOSS) PER SHARE

     Basic earnings per share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of common equivalent shares. Common equivalent shares include common stock options and warrants to the extent their effect is dilutive, based on the treasury stock method. Proforma basic and diluted net income (loss) per share assumes earnings from Petrolsoft, an acquired Subchapter S-Corporation accounted for as a pooling of interests, were taxed at the Company's effective tax rate.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

     The calculations of basic, diluted and pro forma diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows (in thousands):

                                                            YEARS ENDED JUNE 30,
                                                       ------------------------------
                                                        1998        1999       2000
                                                       -------    --------    -------
Net income (loss)....................................  $16,211    $(20,795)   $ 5,428
Pro forma provision for income taxes on Subchapter
  S-Corporation income (unaudited)...................      430       1,271         --
                                                       -------    --------    -------
Pro forma net income (loss) (unaudited)..............  $15,781    $(22,066)   $ 5,428
                                                       =======    ========    =======
Basic weighted average common shares outstanding.....   26,056      27,476     28,221
Weighted average common shares.......................    1,468          --      2,564
                                                       -------    --------    -------
Diluted weighted average shares outstanding..........   27,524      27,476     30,785
                                                       =======    ========    =======
Basic net income (loss) per share....................  $  0.62    $  (0.76)   $  0.19
                                                       =======    ========    =======
Diluted net income (loss) per share..................  $  0.59    $  (0.76)   $  0.18
                                                       =======    ========    =======
Pro forma diluted net income (loss) per share
  (unaudited)........................................  $  0.57    $  (0.80)   $  0.18
                                                       =======    ========    =======

     The following dilutive effect of potential common shares was excluded from the calculation of dilutive weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

                                                               YEARS ENDED JUNE 30,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
Convertible debt............................................  1,623    1,628    1,628
Options and warrants........................................     --      994       --
                                                              -----    -----    -----
Total.......................................................  1,623    2,622    1,628
                                                              =====    =====    =====

(i) MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(j) CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, investments, accounts receivable and installments receivable. The Company places its cash and cash equivalents and investments in highly rated institutions. Concentration of credit risk with respect to receivables is limited to certain customers (end users and distributors) to which the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers, hedges specific foreign receivables and routinely sells its receivables to financial institutions with limited recourse and without recourse. As a result, the Company believes that its accounts and installments receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. As of June 30, 1999 and 2000, the Company had no customers that represented 10% of total accounts receivable.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

(k) FINANCIAL INSTRUMENTS

     Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and installments receivable. The estimated fair value of these financial instruments approximates their carrying value and, except for accounts receivable and installments receivable, is based primarily on market quotes.

(l) INTANGIBLE ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

     Intangible assets consist of the following at June 30, 1999 and 2000 (in thousands):

                                                     ESTIMATED        JUNE 30,    JUNE 30,
                                                    USEFUL LIFE         1999        2000
                                                 -----------------    --------    --------
Goodwill.......................................      10 years         $ 5,547     $ 6,446
Acquired Technology............................      3-5 years          7,162       8,401
Acquired Assembled Workforce...................      5-7 years          2,748       2,748
Acquired Uncompleted Contracts.................  Life of contracts        913         913
Other Intangible assets........................     5-12 years          1,800       1,800
                                                                      -------     -------
                                                                       18,170      20,308
Less-Accumulated Amortization..................                         9,027      11,452
                                                                      -------     -------
                                                                      $ 9,143     $ 8,856
                                                                      =======     =======

     The Company evaluates it long-lived assets, which include property and leasehold improvements and intangible assets for impairment as events and circumstances indicate that the carrying amount may not be recoverable and at a minimum at each balance sheet date. The Company evaluates the realizability of its long-lived assets based on profitability and undiscounted cash flow expectations for the related asset or subsidiary. Management believes that as of each of the balance sheet dates presented none of the Company's long-lived assets were impaired. See Note 3 for discussion regarding restructuring and other charges.

(m) COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is disclosed in the accompanying consolidated statements of stockholders' equity and comprehensive income (loss). The components of accumulated other comprehensive income (loss) as of June 30, 1998, 1999 and 2000 are as follows (in thousands):

                                                          1998      1999       2000
                                                          -----    -------    -------
Unrealized loss on investments, net of taxes............  $ (56)   $  (275)   $  (404)
Cumulative translation adjustment.......................   (163)    (1,737)    (2,641)
                                                          -----    -------    -------
Total accumulated other comprehensive income (loss).....  $(219)   $(2,012)   $(3,045)
                                                          =====    =======    =======

(n) NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities, and is effective for all fiscal

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

quarters of all fiscal years beginning after June 15, 2000. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

     In March 2000, the FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25." FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect that the adoption of FIN 44 will have a material effect on our results of operations or financial position.

(3) RESTRUCTURING AND OTHER CHARGES

     In the fourth quarter of fiscal 1999, the Company undertook certain actions to restructure its business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. The principal actions in the restructuring plan includes the reduction of workforce, the close-down or consolidation of a number of offices and facilities, the rationalizing of certain non-core products and activities acquired in recent years and other general cost reductions. The restructuring and other charge is broken down as follows:

                                                                         ACCRUED                   ACCRUED
                              RESTRUCTURING   WRITE-OFF                  EXPENSES                 EXPENSES,
                                AND OTHER     OF ASSETS,   FISCAL 1999   JUNE 30,   FISCAL 2000   JUNE 30,
                                 CHARGES      AND OTHER     PAYMENTS       1999      PAYMENTS       2000
                              -------------   ----------   -----------   --------   -----------   ---------
Close-down/consolidation of
  facilities................     $10,224        $5,440       $   24       $4,760      $1,408       $3,352
Employee severance, benefits
  and related costs.........       4,324            --        2,386        1,938       1,462          476
Write-off of assets.........       3,060         3,060           --           --          --           --
Other.......................         259           101           57          101          97            4
                                 -------        ------       ------       ------      ------       ------
                                 $17,867        $8,601       $2,467       $6,799      $2,967       $3,832
                                 =======        ======       ======       ======      ======       ======

     Close-down/consolidation of facilities: Approximately $10.2 million of the restructuring charge relates to the termination of facility leases and other lease-related costs. The facility leases have remaining terms ranging from one month to five years. The remaining accrual reflects the Company's best estimate of actual costs to buy out the leases in certain cases or the net cost to sublease the properties in other cases. Included in this amount is the write off of certain assets, primarily building and leasehold improvements and adjustments to certain obligations that relate to the closing of facilities.

     Employee Severance, Benefits and Related Costs: The reduction in workforce, by function, resulting in the employee severance costs detailed above is as follows:

Services...............................................   82
Selling and Marketing..................................   59
Research and Development...............................   38
General and Administrative.............................   26
                                                         ---
                                                         205
                                                         ===

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

     Write-off of assets: Approximately $3.1 million of the restructuring and other charge relates to the write-off of certain assets that had been determined to be of no further value to the Company as a direct consequence of the change in the business plans that have been made as a result of the restructuring. These business plan changes are the result of management's assessment and rationalization of certain non-core products and activities acquired in recent years. The write-off was based on management's assessment of the current fair value of certain assets, including intangible assets, and their resale value, if any.

(4) ACQUISITIONS

(a) ACQUISITIONS DURING FISCAL YEAR 1998

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

     Additionally, the Company acquired 100% of the outstanding shares of IISYS, Inc. for an aggregate purchase price of approximately $8,400,000 in cash and the assumption of approximately $1,600,000 in debt. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations from the date of acquisition are included in the Company's consolidated statements of operations. The fair market value of assets acquired and liabilities assumed was based on an independent appraisal. The portion of the purchase price allocated to in-process research and development represents projects that had not yet reached technological feasibility and had no alternative future use. Pro forma information related to these acquisitions is not presented as it is not material. The purchase price was allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

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
                                                              -------
                                                              $ 9,921
                                                              =======

     On May 27, 1998, the Company acquired Chesapeake Decision Sciences, Inc. and subsidiaries (CDI), a provider of software and services for the supply chain management market. The Company exchanged 2,961,959 shares of its common stock for all the outstanding shares of CDI common stock. The Company placed 296,196 of these shares into escrow as security for indemnification obligations of CDI relating to representation, warranties and tax matters. These shares were released on May 26, 1999. This merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements of the Company have been restated to give retroactive effect to the combination of CDI. The Company incurred approximately $4.0 million of expenses related to this acquisition, which were charged to operations in the quarter ending June 30, 1998.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

     CDI maintained an Employee Stock Ownership Plan and Trust (the Plan) in which CDI made discretionary contributions on an annual basis based on 10% of all eligible employees' base salaries. The common stock shares were then allocated based on a formula determined by management. CDI's discretionary contributions for the year ended June 30, 1998 was approximately $478,000. The Plan was frozen as of May 27, 1998 and all outstanding shares were converted into the Company's common stock. CDI also maintained a defined contribution 401(k) profit sharing plan covering all full-time employees. The plan provided for CDI to make matching contributions under a defined formula. In addition, CDI could make discretionary contributions to the plan determined annually by management. During the fiscal year ended June 30, 1998, CDI made a matching contribution of approximately $314,000. This plan was merged with the Company's plan as of June 1, 1998.

(b) ACQUISITIONS DURING FISCAL YEAR 1999

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

(c) ACQUISITIONS DURING FISCAL YEAR 2000 (OTHER THAN PETROLSOFT)

     On June 8, 2000, the Company acquired M2R, SA (M2R), a leading provider of manufacturing execution software for the life sciences and consumer packaged goods related industries. The Company acquired 100% of the outstanding shares of M2R for a purchase price of approximately $2.1 million. This acquisition was accounted for as a purchase, and accordingly, the results of operations from the date of acquisition are included in the Company's consolidated statements of operations. Pro forma information related to these acquisitions is not presented as it is not material. The purchase price was allocated to the fair market value of assets acquired and liabilites assumed as follows (in thousands):

DESCRIPTION                                                   AMOUNT     LIFE
-----------                                                   ------    -------
Acquired technology.........................................  $1,230    3 years
Goodwill....................................................     946    5 years
                                                              ------
                                                               2,176
Net book value of tangible assets acquired, less liabilities
  assumed...................................................     184
                                                              ------
                                                               2,360
  Less -- Deferred taxes....................................     275
                                                              ------
                                                              $2,085
                                                              ======

(d) SUBSEQUENT ACQUISITION

     On August 29, 2000, the Company acquired ICARUS Corporation (ICARUS), a market leader in providing software that is used by process manufacturing industries to estimate plant capital costs and evaluate project economics. The Company acquired 100% of the outstanding shares of ICARUS for a purchase price of approximately $24.5 million. The Company intends to account for this acquisition as a purchase. The Company is currently evaluating the allocation of the purchase price.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

(5) LINE OF CREDIT

     The Company has a revolving line-of-credit agreement with a bank, which provides for borrowings of up to $30,000,000, subject to certain limitations. There is an annual commitment fee of $50,000. At the Company's election, borrowings bear interest on the basis of the applicable LIBOR, as defined (6.77% as of June 30, 2000), or at the bank's prime rate (9.5% as of June 30, 2000). The line is subject to certain covenants, including profitability and operating ratios, as defined. Additionally, the line is secured by certain of the Company's marketable securities. As of June 30, 2000, no amounts were outstanding under this line and approximately $22,708,000 was available for future borrowings as approximately $7,292,000 was reserved for certain performance bonds relating to outstanding letters of credit and service contracts. The line of credit expires on December 31, 2000. The Company is negotiating with its lender bank, pursuant to a non-binding commitment letter entered into in September 2000, in order to amend the Company's existing line of credit to, among other things, extend the term of the line of credit through December 31, 2003.

(6) LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at June 30, 1999 and 2000 (in thousands):

                                                               1999      2000
                                                              ------    ------
Capital lease obligation due in monthly installments of
  approximately $55,000 plus interest at 9.3% per year
  through April 2001........................................  $1,062      $475
Credit arrangement of a Belgian subsidiary with a bank......     256       237
Mortgage payable of a UK subsidiary due in annual
  installments of approximately $91,000 plus interest at 6%
  per year..................................................   1,176     1,040
Note payable of a Belgian subsidiary with annual
  installments of approximately $126,000 through June 2012,
  plus interest ranging from 8.5% to 10%, payable in June
  2010, 2011, and 2012......................................   2,565     1,082
Convertible Debenture of a Belgian subsidiary due in 2000,
  interest payable at an annual rate of 6% This note is
  convertible into approximately 7,500 shares of the
  Company's common stock at the option of the holder........     385       355
Other obligations...........................................      71        61
                                                              ------    ------
                                                               5,515     3,250
Less -- Current maturities..................................   2,360     1,327
                                                              ------    ------
                                                              $3,155    $1,923
                                                              ======    ======

     Maturities of these long term obligations are as follows (in thousands):

YEARS ENDING JUNE 30,                                 AMOUNT
---------------------                                 ------
  2001..............................................  $1,327
  2002..............................................     234
  2003..............................................     217
  2004..............................................     217
  2005..............................................     217
  Thereafter........................................   1,038
                                                      ------
                                                       3,250
Less -- Current maturities..........................   1,327
                                                      ------
                                                      $1,923
                                                      ======

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

(7) 5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES

     In June 1998, the Company sold $86.3 million of 5 1/4% Convertible subordinated debentures (the Debentures) to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. The Debentures are convertible into shares of the Company's common stock at any time prior to June 15, 2005, unless previously redeemed or repurchased, at a conversion price of $52.97 per share, subject to adjustment in certain events. Interest on the Debentures is payable on June 15 and December 15 of each year. The Debentures are redeemable in whole or part at the option of the Company at any time on or after June 15, 2001 at the following redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption:

                                                    REDEMPTION
12 MONTHS BEGINNING JUNE 15 OF                        PRICE
------------------------------                      ----------
  2001............................................    103.00%
  2002............................................    102.25%
  2003............................................    101.50%
  2004............................................    100.75%

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

(9) COMMON STOCK

(a) WARRANTS

     During fiscal 1992, the Company issued warrants to purchase 60,000 shares of common stock to a research consultant at an exercise price of $3.34 per share. In fiscal 1995 through fiscal 1997, warrants totalling 34,624 shares were either exercised or terminated. In 1998, warrants to purchase 3,513 shares were exercised

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

and warrants to purchase 283 shares were terminated. The remaining warrants to purchase 21,580 shares of common stock are exercisable through June 30, 2001.

     During fiscal 1993, the Company issued warrants to purchase 12,000 shares of common stock to two research consultants at an exercise price of $2.67 per share. In 1997, warrants to purchase 2,250 shares were exercised. In 1998, warrants to purchase 750 shares were exercised. In 1999, warrants to purchase the remaining 9,000 shares were exercised.

     In connection with the August 1997 acquisition of NeuralWare, Inc., the Company converted warrants and options to purchase NeuralWare common stock into warrants and options to purchase 10,980 and 6,618 shares of the Company's common stock, respectively. All shares are currently exercisable with exercise prices that range between $61.73 and $135.80 per share.

     In connection with the March 1998 acquisition of Zyqad Limited, the Company converted warrants to purchase Zyqad common stock into warrants to purchase 47,490 shares of the Company's common stock. All of these warrants were exercised in 1999 at an exercise price of $28.94 per share.

(b) STOCK OPTIONS

     In November 1995, the Board of Directors approved the establishment of the 1995 Stock Option Plan (the 1995 Plan) and the 1995 Directors Stock Option Plan (the 1995 Directors Plan), which provided for the issuance of incentive stock options and nonqualified options. Under these plans, the Board of Directors may grant stock options to purchase up to an aggregate of 3,827,687 (as adjusted) shares of common stock. Shares available for grant under these plans were increased on July 1, 1996 and 1997 by an amount equal to 5% of the outstanding shares as of the preceding June 30. In December 1997, the shareholders approved an amendment to the 1995 Plan. The amendment provides for three annual increases in the number of shares for which options may be granted, beginning July 1, 1998 by an amount equal to 5% of the outstanding shares on the preceding June 30. On July 1, 1999 and 2000 the number of shares available under the 1995 Plan were increased by 1,247,711 shares and 1,442,398, respectively. On December 7, 1999, the number of shares available under the 1995 Directors Plan was increased by 200,000. In December 1996, the shareholders of the Company approved the establishment of the 1996 Special Stock Option Plan (the 1996 Plan). This plan provides for the issuance of incentive stock options and nonqualified options to purchase up to 500,000 shares of common stock. The exercise price of options are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Stock options become exercisable over varying periods and expire no later than 10 years from the date of grant. The following is a summary of stock option activity in fiscal 1998, 1999 and 2000:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                                                               SHARES       PRICE
                                                              ---------    --------
Outstanding, June 30, 1997..................................  2,978,937     $13.43
  Options granted...........................................  2,092,637      16.95
  Options exercised.........................................   (512,321)     14.41
  Options terminated........................................   (108,064)     18.80
                                                              ---------     ------
Outstanding, June 30, 1998..................................  4,451,189      14.76
  Options granted...........................................  1,297,281      11.17
  Options exercised.........................................    (67,496)     12.85
  Options terminated........................................   (379,907)     17.30
                                                              ---------     ------

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                                                               SHARES       PRICE
                                                              ---------    --------
Outstanding, June 30, 1999..................................  5,301,067      14.14
  Options granted...........................................  2,065,250      12.63
  Options exercised.........................................   (868,412)      9.05
  Options terminated........................................   (298,807)     12.73
                                                              ---------     ------
Outstanding, June 30, 2000..................................  6,199,098     $14.38
                                                              =========     ======

     As of June 30, 2000, there were 7,575, 162,000 and 3,546 shares of common stock available for grant under the 1995 Plan, the 1995 Directors Plan and the 1996 Plan, respectively. On July 1, 2000, the number of shares available under the 1995 Plan were increased by 1,442,398.

     In connection with the acquisition of Petrolsoft, the Company assumed the Petrolsoft option plan (the Petrolsoft Plan). Under the Petrolsoft Plan, the Board of Directors of Petrolsoft was entitled to grant either incentive or nonqualified stock options for a maximum of 264,110 shares of common stock to eligible employees, as defined. These options for shares are converted to reflect the pooling of interests upon closing of the transaction, and now represent options to purchase the Company's common stock.

     Stock option activity under the Petrolsoft Plan (as converted into options to purchase the Company's stock) is as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                                                               SHARES       PRICE
                                                              ---------    --------
Outstanding, June 30, 1998..................................        --      $   --
  Options granted...........................................    55,022       11.36
                                                               -------      ------
Outstanding, June 30, 1999..................................    55,022       11.36
  Options granted...........................................    77,692       11.36
  Options terminated........................................   (11,004)      11.36
                                                               -------      ------
Outstanding, June 30, 2000..................................   121,710      $11.36
                                                               =======      ======
Exercisable, June 30, 2000..................................    18,559      $11.36
                                                               =======      ======

     No future grants are available under the Petrolsoft Plan. The options outstanding under the Petrolsoft Plan as of June 30, 2000 have a weighted average remaining contractual life of 9.1 years.

     During fiscal year 2000, Petrolsoft established a Stock Appreciation Rights agreement for certain employees. Stock Appreciation Rights (SARs) were granted at an option price which was not less than the fair market value as determined by Petrolsoft's Board appointed committee on the date of grant. In fiscal year ended June 30, 2000, Petrolsoft issued 55,000 SARs with an option price of $5.00 per right. 50,000 of these SARs were forfeited due to termination of employment prior to the acquisition date and the remaining 5,000 were paid and expensed in June 2000 in accordance with the SAR agreement.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

     The following tables summarize information about stock options outstanding and exercisable at June 30, 2000:

                                              WEIGHTED
                                OPTIONS        AVERAGE      WEIGHTED      OPTIONS      WEIGHTED
                              OUTSTANDING     REMAINING     AVERAGE     EXERCISABLE    AVERAGE
                              AT JUNE 30,    CONTRACTUAL    EXERCISE    AT JUNE 30,    EXERCISE
RANGE OF EXERCISE PRICES         2000           LIFE         PRICE         2000         PRICE
------------------------      -----------    -----------    --------    -----------    --------
$ 2.66 -- $ 4.33............     256,474         2.7         $ 3.02        256,474      $ 3.02
  4.33 --   8.66............   1,653,574         9.0           8.23        411,632        7.89
  8.66 --  13.00............     182,395         8.1          10.10         57,706       10.02
 13.00 --  17.33............   2,997,450         7.0          14.38      1,654,046       14.55
 17.33 --  26.00............     524,624         9.4          22.54         67,841       23.65
 26.00 --  39.00............     545,581         7.2          30.52        349,673       29.42
 39.00 --  43.34............      39,000         7.0          40.75         24,438       40.24
                               ---------         ---         ------      ---------      ------
June 30, 2000...............   6,199,098         7.6         $14.42      2,821,810      $14.72
                               =========                     ======      =========      ======
Exercisable, June 30,
  1999......................                                             2,454,674      $12.69
                                                                         =========      ======
Exercisable, June 30,
  1998......................                                             1,827,859      $17.25
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

     Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net income (loss), and net income (loss) per share would have been as follows:

                                                       1998        1999        2000
                                                      -------    --------    --------
Net (loss) income (in thousands) --
  As reported.......................................  $16,211    $(20,795)   $  5,428
  Pro forma.........................................    3,754     (41,293)    (18,117)

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                                       1998        1999        2000
                                                      -------    --------    --------
Net (loss) income per share --
  Diluted --
     As reported....................................  $  0.59    $  (0.76)   $   0.18
     Pro forma......................................     0.14       (1.50)      (0.59)
  Basic --
     As reported....................................  $  0.62    $  (0.76)   $   0.19
     Pro forma......................................     0.14       (1.50)      (0.64)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

                                                  1998            1999            2000
                                              ------------    ------------    ------------
Risk free interest rates....................  5.60 - 6.28%    4.39 - 5.49%    5.73 - 6.71%
Expected dividend yield.....................      None            None            None
Expected life...............................    5 Years         5 Years         5 Years
Expected volatility.........................      75%             136%            86%
Weighted average fair value per option......     $25.57          $13.23          $11.05

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

     Participants are granted options to purchase shares of common stock on the last business day of each semiannual payment period for 85% of the market price of the common stock on the first or last business day of such payment period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 10% of each eligible employee's compensation. Under the plans, the Company issued 115,617 shares, 267,324 and 384,864 during fiscal 1998, 1999 and 2000, respectively. As of June 30, 2000, there were 347,812 shares available for future issuance under the 1998 Employee Stock Purchase Plan. In addition on July 1, 2000, the Company issued 82,929 shares under the 1998 Employee Stock Purchase Plan. No shares of common stock were available for future issuance under the 1995 Employees' Stock Purchase Plan.

(f) STOCKHOLDER RIGHTS PLAN

     During fiscal 1998, the Board of Directors of the Company adopted a Stockholder Rights Agreement (the Rights Plan) and distributed one Right for each outstanding share of Common Stock. The Rights were issued to holders of record of Common Stock outstanding on March 12, 1998. Each share of Common Stock issued after March 12, 1998 will also include one Right, subject to certain limitations. Each Right when it becomes exercisable will initially entitle the registered holder to purchase from the Company one one-hundredth ( 1/100th) of a share of Series A Preferred Stock at a price of $175.00 (the Purchase Price).

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

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

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

(10) INCOME TAXES

     The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is measured based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates. Pro forma provisions for (benefit from) income taxes assumes earnings from Petrolsoft, an acquired Subchapter S-Corporation accounted for as a pooling of interests, were taxed at the Company's effective tax rate.

     Income (loss) before provision for (benefit from) income taxes consists of the following (in thousands):

                                                            YEARS ENDED JUNE 30,
                                                        -----------------------------
                                                         1998        1999       2000
                                                        -------    --------    ------
Domestic..............................................  $23,703    $(38,123)   $5,824
Foreign...............................................    6,617       1,519     1,928
                                                        -------    --------    ------
          Total.......................................  $30,320    $(36,604)   $7,752
                                                        =======    ========    ======

     The provisions for (benefit from) income taxes shown in the accompanying consolidated statements of operations are composed of the following (in thousands):

                                                            YEARS ENDED JUNE 30,
                                                       ------------------------------
                                                        1998        1999       2000
                                                       -------    --------    -------
Federal --
  Current............................................  $ 8,245    $ (3,353)   $   223
  Deferred...........................................    1,893     (13,111)       544
State --
  Current............................................      746         104      1,441
  Deferred...........................................      857      (1,013)    (1,092)
Foreign --
  Current............................................    2,368       1,564      1,208
                                                       -------    --------    -------
                                                       $14,109    $(15,809)   $ 2,324
                                                       =======    ========    =======
Pro forma............................................  $14,539    $(14,538)   $ 2,324
                                                       =======    ========    =======

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

     The provision for income taxes differs from the federal statutory rate due to the following:

                                                                YEARS ENDED JUNE 30,
                                                          ---------------------------------
                                                           1998(1)      1999        2000
                                                          PROVISION    BENEFIT    PROVISION
                                                          ---------    -------    ---------
Federal tax at statutory rate...........................    34.5%       35.0%        34.0%
State income tax, net of federal tax benefit............     4.2         2.1          3.0
Foreign tax.............................................    (1.0)       (2.7)         4.5
Tax credits generated...................................    (4.7)        5.3        (24.3)
Permanent differences, net..............................     0.6        (0.7)         7.8
Acquisition costs.......................................      --          --          5.0
Valuation allowance and other...........................    (1.1)        4.2           --
                                                            ----        ----        -----
Provision for/benefit from income taxes.................    32.5%       43.2%        30.0%
                                                            ====        ====        =====
Pro forma...............................................    33.5%       39.7%        30.0%
                                                            ====        ====        =====

---------------
(1) Calculated based on pretax income, before nondeductible charges for in-process research and development and costs related to acquisitions, of $43,415,000.

     The components of the net deferred tax asset (liability) recognized in the accompanying consolidated balance sheets are as follows (in thousands):

                                                                  JUNE 30,
                                                              -----------------
                                                               1999      2000
                                                              ------    -------
Deferred tax assets.........................................  $2,978    $17,740
Deferred tax liabilities....................................   4,531     (4,310)
                                                              ------    -------
                                                              $7,509    $13,430
                                                              ======    =======

     The approximate tax effect of each type of temporary difference and carry forward is as follows (in thousands):

                                                                   JUNE 30,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Revenue related.............................................  $ 2,174    $(1,143)
US Income tax credits.......................................    1,896      9,528
US operating losses carryforward............................    1,595      1,553
Restructuring items.........................................    4,166      4,124
Nondeductible reserves and accruals.........................      408      3,878
Intangible assets...........................................   (1,561)    (2,653)
Other temporary differences.................................      174       (514)
                                                              -------    -------
                                                                8,852     14,773
Valuation allowance.........................................   (1,343)    (1,343)
                                                              -------    -------
                                                              $ 7,509    $13,430
                                                              =======    =======

     The tax credits and net operating loss carryforwards expire at various dates from 2000 through 2020. Due to the uncertainty surrounding the realization and timing of these tax attributes, the Company has recorded a valuation allowance of approximately $1,343,000 as of June 30, 1999 and 2000.

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

     The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of significant changes in ownership, as defined.

(11) OPERATING LEASES

     The Company leases its facilities and various office equipment under noncancellable operating leases with terms in excess of one year. Rent expense charged to operations was approximately $6,443,000, $7,324,000 and $7,537,000 for the years ended June 30, 1998, 1999 and 2000, respectively. Future minimum lease payments under these leases as of June 30, 2000 are as follows (in thousands):

                                                               AMOUNT
                                                              --------
Years Ending June 30,
  2001......................................................  $  9,660
  2002......................................................     8,438
  2003......................................................     8,804
  2004......................................................     9,052
  2005......................................................     8,799
Thereafter..................................................    59,498
                                                              --------
                                                              $104,251
                                                              ========

(12) SALE OF INSTALLMENTS RECEIVABLE

     The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for $32,349,000 and $27,967,000 during fiscal 1999 and 2000, respectively. The financial institutions have partial recourse to the Company only upon nonpayment by the customer under the installments receivable. Consequently, at time of sale the installment receivables are removed from the balance sheet. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending on whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligation, as defined.

     At June 30, 2000, the balance of the uncollected principal portion of the contracts sold with partial recourse was approximately $90,189,000. The Company's potential recourse obligation related to these contracts is approximately $6,017,000 as of June 30, 2000. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

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

     On October 5, 1998, October 26, 1998 and November 20, 1998, three purported class action lawsuits were filed in the United States District Court for the District of Massachusetts against the Company and certain of its officers and directors, on behalf of purchasers of its common stock between April 28, 1998 and October 2, 1998. The lawsuits seek an unspecified amount of damages and claims violations of Sections 10(b)

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

and 20(a) of the Securities Exchange Act of 1934, alleging that the Company issued a series of materially false and misleading statements concerning its financial conditions, its operations and its integration of several acquisitions. On January 27, 1999, in response to a motion to dismiss filed by the Company, the plaintiffs consolidated the three complaints and filed a Consolidated Amended Class Action Complaint. On December 9, 1999, the Court heard oral arguments to review the pleadings in the case; to date there had been no decision rendered by the Court. The Company believes it has meritorious legal defenses to the lawsuits and intends to defend vigorously against these actions. We are currently unable, however, to determine whether resolution of these matters will have a material adverse impact on its financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

(14) RETIREMENT AND PROFIT SHARING PLANS

     The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the Internal Revenue Code, which would otherwise be payable to the participant for any plan year. The Company may make discretionary contributions to this plan. During 1997, the plan was modified to provide, among other changes, for the Company to make matching contributions equal to 25% of pretax employee contributions up to a maximum of 6% of an employee's salary. During the fiscal years ended June 30, 1998, 1999 and 2000, the Company made matching contributions of approximately $839,000, $1,000,000 and $964,000, respectively.

     Petrolsoft also maintains a defined contribution (401k) retirement plan covering all full-time employees. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the Internal Revenue Code, which would otherwise be payable to the participant for any plan year. The plan provides for Petrolsoft to make matching contributions equal to 25% of pretax employee contributions up to a maximum of 6% of an employee's salary. During the fiscal years ended June 30, 1999 and June 30, 2000, Petrolsoft made matching contributions of approximately $13,000 and $14,000, respectively. No matching contributions were made in the fiscal year ended June 30, 1998. This plan was merged with the Company's plan as of July 1, 2000.

     Petrolsoft also maintained a profit sharing plan for its employees whereby all eligible employees may receive a Board determined percentage of Petrolsoft's taxable operating profits based on their employment tenure. During the fiscal years ended June 30, 1999 and June 30, 2000, the total amount paid by Petrolsoft to its employees was approximately $15,000 and $61,000, respectively. This plan was terminated as of June 1, 2000.

     The Company does not provide postretirement benefits to any employees as defined under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

(15) JOINT VENTURES AND OTHER INVESTMENTS

     In May 1993, the Company entered into an Equity Joint Venture agreement with China Petrochemical Technology Company to form a limited liability company governed by the laws of the People's Republic of China. This joint venture has the nonexclusive right to distribute the Company's products within the People's Republic of China. The Company invested $300,000 on August 6, 1993, which represents a 30% equity interest in the joint venture.

     In November 1993, the Company invested approximately $100,000 in a Cyprus-based corporate joint venture, representing approximately a 14% equity interest. The Company had a two-year option to purchase additional shares in the joint venture corporation, which would increase its equity interest to 22.5%. In

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

December 1995, the Company exercised its option to acquire these additional shares for approximately $125,000.

     The Company is accounting for these investments using the equity method. The net investments of approximately $324,000 are included in other assets in the accompanying consolidated balance sheets. In the accompanying consolidated statements of operations for the years ended June 30, 1998, 1999 and 2000, the Company has recognized approximately $45,000, $19,000, and $4,000, respectively, as its portion of the income from these joint ventures.

     On March 13, 2000, the Company and e-Chemicals, Inc., a leader in providing end-to-end e-supply chain solutions for the chemical industry, entered into a Stock Purchase Agreement whereby the Company acquired 833,333 shares of e-Chemicals non-voting Series E Preferred Stock for $6.00 per share. This investment entitles the Company to a minority interest in e-Chemicals and is accounted for using the cost method. This investment is included in other assets in the accompanying consolidated balance sheet as of June 30, 2000. In addition, the Company and e-Chemicals formed an alliance to combine their technology solutions to optimize chemical industry supply chain connectivity.

     Additionally during the quarter ended June 30, 2000, the Company made a $2.0 million investment in Extricity Software, Inc. (Extricity), a related party. See Note 17. This investment entitles the Company to a minority interest in Extricity and is accounted for using the cost method. This investment is included in other assets in the accompanying consolidated balance sheet as of June 30, 2000. The Company believes all transactions with Extricity are rendered at arms length.

(16) ACCRUED EXPENSES

     Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

                                                                   JUNE 30,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Income taxes................................................  $ 9,635    $ 9,562
Payroll and payroll-related.................................    7,666     14,801
Royalties and outside commissions...........................    2,471      2,774
Restructuring and other charges.............................    6,799      3,832
Other.......................................................    8,261     13,675
                                                              -------    -------
                                                              $34,832    $44,644
                                                              =======    =======

(17) RELATED PARTY TRANSACTIONS

     Smart Finance & Co., a company of which a former director of the Company is the President, provides advisory services to the Company from time to time. In fiscal 1998, 1999 and 2000, payments of approximately $62,000, $279,000 and $118,000, respectively, were made by the Company to Smart Finance & Co. as compensation for services rendered. Included in fiscal 1999 was approximately $200,000 paid in relation to services rendered at arm's length in fiscal 1998 relating to the 5 1/4% Convertible Debenture Offering.

     On September 30, 1999, the Company entered into a "Software License Distribution and Strategic Relationship" agreement with Extricity, a leading provider of business-to-business e-commerce software. The Company has partnered with Extricity to deliver e-commerce solutions that will enhance integration and automate the flow of information between disparate supply chain and enterprise resource planning systems and customers, suppliers and trading partners. The President and Chief Executive Officer of Extricity is the spouse

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

of one of the Company's former directors. During the year ended June 30, 2000 the Company paid $1.3 million in prepaid royalty fees to Extricity. In the accompanying consolidated statements of operations for the year ended June 30, 2000, the Company has recognized approximately $308,000 of these fees as a cost of software licenses.

(18) SEGMENT AND GEOGRAPHIC INFORMATION

     The Company follows the provisions of SFAS No. 131, which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

     The Company is organized geographically and by line of business. The Company has three major line of business operating segments: license, consulting services and maintenance and training. The Company also evaluates certain subsets of business segments by vertical industries as well as by product categories. While the Executive Management Committee evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources.

     The license line of business is engaged in the development and licensing of software. The consulting services line of business offers implementation, advanced process control, real-time optimization and other consulting services. The maintenance and training line of business provides customers with a wide range of support services that include on-site support, telephone support, software updates and various forms of training on how to use the Company's products.

     The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies. The Company does not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments.

     The following table presents a summary of operating segments (in thousands):

                                                    CONSULTING    MAINTENANCE
                                        LICENSE      SERVICES     AND TRAINING     TOTAL
                                        --------    ----------    ------------    --------
Year ended June 30, 1998 --
  Revenues from unaffiliated
     customers........................  $140,857     $78,134        $35,745       $254,736
  Controllable expenses...............    31,664      54,204         11,413         97,281
                                        --------     -------        -------       --------
  Controllable margin(1)..............  $109,193     $23,930        $24,332       $157,455
                                        ========     =======        =======       ========
Year ended June 30, 1999 --
  Revenues from unaffiliated
     customers........................  $ 97,108     $89,978        $39,433       $226,519
  Controllable expenses...............    33,306      69,446         12,119        114,871
                                        --------     -------        -------       --------
  Controllable margin(1)..............  $ 63,802     $20,532        $27,314       $111,648
                                        ========     =======        =======       ========

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                                    CONSULTING    MAINTENANCE
                                        LICENSE      SERVICES     AND TRAINING     TOTAL
                                        --------    ----------    ------------    --------
Year ended June 30, 2000 --
  Revenues from unaffiliated
     customers........................  $132,843     $91,133        $44,117       $268,093
  Controllable expenses...............    46,315      69,343         10,757        126,415
                                        --------     -------        -------       --------
  Controllable margin(1)..............  $ 86,528     $21,790        $33,360       $141,678
                                        ========     =======        =======       ========

---------------
(1) The Controllable Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

PROFIT RECONCILIATION (in thousands):

                                                           YEARS ENDED JUNE 30,
                                                     --------------------------------
                                                       1998        1999        2000
                                                     --------    --------    --------
Total controllable margin for reportable
  segments.........................................  $157,455    $111,648    $141,678
Selling and marketing..............................   (63,395)    (68,867)    (72,258)
Research and development...........................    (2,154)     (3,214)       (877)
General and administrative and overhead............   (53,128)    (62,644)    (63,414)
Costs related to acquisitions......................    (4,984)         --      (1,547)
Restructuring and other charges....................        --     (17,867)         --
Charge for in-process research and development.....    (8,472)         --          --
Interest and other income and expense..............     4,998       4,340       4,170
                                                     --------    --------    --------
Income (loss) before provision for (benefit from)
  income taxes.....................................  $ 30,320    $(36,604)   $  7,752
                                                     ========    ========    ========

GEOGRAPHIC INFORMATION:

     Domestic and export sales as a percentage of total revenues are as follows:

                                                               YEARS ENDED JUNE 30,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
United States...............................................   54.8%    48.2%    54.6%
Europe......................................................   28.1     34.6     27.5%
Japan.......................................................    4.6      4.3      4.8%
Other.......................................................   12.5     12.9     13.1%
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
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

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                      NORTH
                                     AMERICA     EUROPE     ASIA     ELIMINATIONS   CONSOLIDATED
                                     --------   --------   -------   ------------   ------------
Year ended June 30, 1998 --
  Revenues.........................  $226,567   $ 52,944   $ 9,471    $ (34,246)      $254,736
                                     ========   ========   =======    =========       ========
  Identifiable assets..............  $407,156   $ 22,231   $(1,128)   $(102,380)      $325,879
                                     ========   ========   =======    =========       ========
Year ended June 30, 1999 --
  Revenues.........................  $190,638   $ 62,352   $13,426    $ (39,897)      $226,519
                                     ========   ========   =======    =========       ========
  Identifiable assets..............  $347,434   $ 55,337   $ 8,735    $(101,637)      $309,869
                                     ========   ========   =======    =========       ========
Year ended June 30, 2000 --
  Revenues.........................  $232,616   $ 59,456   $16,206    $ (40,185)      $268,093
                                     ========   ========   =======    =========       ========
  Identifiable assets..............  $386,081   $ 54,982   $11,456    $(103,456)      $349,063
                                     ========   ========   =======    =========       ========

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Aspen Technology, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Aspen Technology, Inc. and subsidiaries, included in this Form 10-K, and have issued our report thereon dated August 7, 2000 (except for the matters discussed in Notes 4(d) and 5, as to which the date is September 27, 2000). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)-2 is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
August 27, 2000

                                                                     SCHEDULE II

                    ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                 BALANCE,      CHARGED TO                                BALANCE,
                               BEGINNING OF    COSTS AND                                  END OF
         DESCRIPTION              PERIOD        EXPENSES     DEDUCTIONS      OTHER        PERIOD
         -----------           ------------    ----------    -----------    --------    ----------
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS:
  June 30, 1998(1)...........   $  839,717     $  180,000    $  (136,000)   $598,000    $1,481,717
  June 30, 1999(2)...........    1,481,717        689,000     (1,107,619)    225,000     1,288,098
  June 30, 2000(1)...........    1,288,098        112,000        (10,709)     50,000     1,439,389
RESERVES FOR RESTRUCTURING:
  June 30, 1998..............   $       --     $       --    $        --    $     --    $       --
  June 30, 1999..............           --      9,266,966     (2,467,816)         --     6,799,150
  June 30, 2000..............    6,799,150             --     (2,966,822)         --     3,832,328

---------------
(1) Other relates to amounts acquired in acquisitions.

(2) Other relates to miscellaneous income item classified into the allowance for doubtful accounts.