Form 10-Q
period 2000-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2000-11-14
CIK 929940

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000.

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
       (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                         Identification No.)

                TEN CANAL PARK, CAMBRIDGE, MASSACHUSETTS   02141
              (Address of principal executive office and zip code)

                                 (617) 949-1000
              Registrant's telephone number, including area code:

     Indicate by check mark whether the registrant: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes [X]  No [ ]

     As of October 31, 2000, there were 29,714,274 shares of the Registrant's common stock (par value $.10 per share) outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ASPEN TECHNOLOGY, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Condensed Balance Sheets as of September 30,
             2000 (unaudited) and June 30, 2000..........................    3

             Consolidated Condensed Statements of Operations for the
             Three Month Periods Ended September 30, 2000 and 1999
             (unaudited).................................................    4

             Consolidated Condensed Statements of Cash Flows for the
             Three Month Periods Ended September 30, 2000 and 1999
             (unaudited).................................................    5

             Notes to Consolidated Condensed Financial Statements
             (unaudited).................................................    6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   12

Item 3.      Quantitative and Qualitative Market Risk Disclosures........   22

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings...........................................   24
Item 2.      Changes in Securities and Use of Proceeds...................   24
Item 5.      Other Information...........................................
Item 6.      Exhibits and Reports on Form 8-K............................   24
SIGNATURES...............................................................   26

ITEM 1.  FINANCIAL STATEMENTS

                             ASPEN TECHNOLOGY, INC

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   JUNE 30,
                                                                  2000          2000
                                                              -------------   --------
                                                               (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................    $ 44,225      $ 49,371
  Short-term investments....................................      62,250        64,161
  Accounts receivable, net..................................      78,225        81,781
  Unbilled services.........................................      22,760        21,894
  Current portion of long-term installments receivable,
     net....................................................      27,879        24,873
  Deferred tax asset........................................       3,300         3,300
  Prepaid expenses and other current assets.................      18,562        16,175
                                                                --------      --------
          Total current assets..............................     257,201       261,555
                                                                --------      --------
Long-term installments receivable, net......................      33,346        28,301
                                                                --------      --------
Property and leasehold improvements, at cost................      98,368        92,343
Accumulated depreciation....................................     (59,133)      (56,250)
                                                                --------      --------
                                                                  39,235        36,093
                                                                --------      --------
Computer software development costs, net....................       7,372         7,026
Intangible assets, net......................................      22,907         8,856
Deferred tax asset..........................................       3,775        10,130
Other assets................................................      12,996        12,984
                                                                --------      --------
                                                                $376,832      $364,945
                                                                ========      ========
Current Liabilities:
  Current portion of long-term debt.........................    $  2,898      $  1,327
  Accounts payable and accrued expenses.....................      45,862        53,392
  Unearned revenue..........................................      15,038        13,903
  Deferred revenue..........................................      23,761        23,553
                                                                --------      --------
          Total current liabilities.........................      87,559        92,175
                                                                --------      --------
Long-term debt, less current maturities.....................       2,246         1,923
5 1/4% Convertible subordinated debentures..................      86,250        86,250
Deferred revenue, less current portion......................      13,954        14,374
Other liabilities...........................................       1,063         1,025

Stockholders' Equity:
  Common stock..............................................       2,988         2,906
  Additional paid-in capital................................     193,930       173,591
  Accumulated deficit.......................................      (7,437)       (3,752)
  Accumulated other comprehensive loss......................      (3,219)       (3,045)
  Treasury stock, at cost...................................        (502)         (502)
                                                                --------      --------
          Total stockholders' equity........................     185,760       169,198
                                                                --------      --------
                                                                $376,832      $364,945
                                                                ========      ========

   The accompanying notes are an integral part of these financial statements.

                             ASPEN TECHNOLOGY, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------

Software licenses...........................................  $32,582    $21,507
Service and other...........................................   36,906     31,845
                                                              -------    -------
          Total revenues....................................   69,488     53,352
                                                              -------    -------
Cost of software licenses...................................    2,565      2,076
Cost of service and other...................................   22,320     20,138
Selling and marketing.......................................   24,718     19,328
Research and development....................................   14,992     11,722
General and administrative..................................    6,565      5,568
Charge for in-process research and development..............    5,000         --
                                                              -------    -------
          Total costs and expenses..........................   76,160     58,832
Loss from operations........................................   (6,672)    (5,480)
Other (expense) income, net.................................     (134)        50
Interest income, net........................................    1,541        981
                                                              -------    -------
Loss before benefit from income taxes.......................   (5,265)    (4,449)
Benefit from income taxes...................................   (1,580)    (1,379)
                                                              -------    -------
          Net loss..........................................  $(3,685)   $(3,070)
                                                              =======    =======
Basic and diluted loss per share............................  $ (0.13)   $ (0.11)
                                                              =======    =======
Basic and diluted weighted average shares outstanding.......   29,181     27,789
                                                              =======    =======

The accompanying notes are an integral component of these financial statements.

                             ASPEN TECHNOLOGY, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS..................................................  $ (3,685)  $(3,070)
  Adjustments to reconcile net loss to net cash provided by
     operating activities (net of acquisition-related
     activity disclosed below):
     Depreciation and amortization..........................     4,898     4,387
     Charge for in-process research and development.........     5,000        --
     Deferred income taxes..................................       514        --
     Decrease in accounts receivable........................     3,891    13,792
     Increase in unbilled services..........................    (1,132)   (1,978)
     Decrease (increase) in installments receivable.........     4,702    (3,165)
     (Increase) decrease in prepaid expenses and other
      current assets........................................    (2,324)      713
     Decrease in accounts payable and accrued expenses......    (8,750)   (3,145)
     Increase in unearned revenue...........................       577     1,557
     Decrease in deferred revenue...........................    (3,667)   (2,201)
                                                              --------   -------
  Net cash provided by operating activities.................        24     6,890
                                                              --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and leasehold improvements...........    (4,739)   (1,353)
  Sale (purchase) of investment securities..................     2,241    (4,999)
  Decrease (increase) in other long-term assets.............       226       (70)
  Increase in computer software development costs...........    (1,184)     (717)
  Decrease in other long-term liabilities...................      (247)     (112)
  Cash used in the purchase of business, net of cash
     acquired...............................................    (8,969)       --
                                                              --------   -------
  Net cash used in investing activities.....................   (12,672)   (7,251)
                                                              --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock under employee stock purchase
     plans..................................................     2,118     1,998
  Exercise of stock options.................................     5,867        97
  Payments of long-term debt and capital lease
     obligations............................................      (377)   (1,603)
                                                              --------   -------
  Net cash provided by financing activities.................     7,608       492
                                                              --------   -------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH....................      (106)      (79)
                                                              --------   -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............    (5,146)       52
CASH AND CASH EQUIVALENTS, beginning of period..............    49,371    34,039
                                                              --------   -------
CASH AND CASH EQUIVALENTS, end of period....................  $ 44,225   $34,091
                                                              ========   =======
  During the three months ended September 30, 2000, the
     Company acquired a company in a purchase transaction.
     This acquisition is summarized as follows-

     Fair value of assets acquired, excluding cash..........  $ 22,857
     Payments in connection with the acquisitions, net of
      cash acquired.........................................    (8,969)
                                                              --------
          Liabilities assumed...............................  $ 13,888
                                                              ========

   The accompanying notes are an integral part of these financial statements.

                             ASPEN TECHNOLOGY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2000, which are contained in the Company's Form 10-K, as previously filed with the Securities and Exchange Commission.

2.  ACCOUNTING POLICIES

  (a)  Revenue Recognition

     Effective July 1, 1998, the Company adopted Statement of Position (SOP) No. 97-2, "Software Revenue Recognition." SOP 97-2 was issued by the American Institute of Certified Public Accountants in October 1997 in order to provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's financial position, results of operations or cash flows. License revenue, including license renewals, consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement. Revenues under such arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with SOP 98-9, "Software Revenue Recognition, with Respect to Certain Transactions." Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. The Company uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

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

     Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rate utilized for the three month periods ended September 30, 2000 and 1999 was 9.0% and 8.5%, respectively. At September 30, 2000, the Company had long term installments receivable of approximately $5.0 million denominated in foreign currencies. The September 2000 foreign installments receivable mature through October 2004 and have been hedged with specific foreign currency contracts. There have been no material gains or losses recorded relating to hedge

                             ASPEN TECHNOLOGY, INC.

                                  (UNAUDITED)

contracts for the periods presented. The Company does not use derivative financial instruments for speculative or trading purposes.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, disclosure and presentation of revenue in financial statements. SAB 101, as amended by SAB 101A and SAB 101B, is required to be implemented no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect that any impact of adoption will be material.

  (b)  Computer Software Development Costs

     Certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Amortization of capitalized computer software development costs is included in cost of revenues and is provided on a product-by-product basis using the straight-line method, beginning upon commercial release of the product and continuing over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations in each of the three month periods ending September 30, 2000 and 1999 was approximately $0.8 million.

  (c)  Net Income (Loss) Per Share

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the dilution of potentially dilutive securities, primarily stock options, based on the treasury stock method.

     The following dilutive effect of potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            ---------------------
                                                              2000        1999
                                                            ---------   ---------
Options and Warrants......................................    3,521        412
Convertible Debt..........................................      410        401
                                                              -----        ---
          Total...........................................    3,931        813
                                                              =====        ===

  (d)  Investments

     Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders' equity and accumulated other comprehensive loss. Realized investment gains and losses were not material in the three month periods ending September 30, 2000 and 1999, respectively. Investments held as of September 30, 2000 consist of $50.3 million in U.S. Corporate Bonds, $5.0 million in U.S. Government Bonds and $7.0 million in Certificates of Deposit. The Company does not use derivative financial instruments in its investment portfolio.

  (e)  Derivative Instruments and Hedging

     Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires

                             ASPEN TECHNOLOGY, INC.

                                  (UNAUDITED)

that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. The adoption of SFAS No. 133 resulted in an immaterial cumulative effect on income and other comprehensive income for the Company.

     Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company's assets that are denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and certain European currencies. These foreign exchange contracts are entered into to hedge recorded installments receivable made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies. At September 30, 2000, the Company had effectively hedged $8.4 million of installments receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than risk management.

     The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain accounts receivable and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. A small portion of the forward foreign currency exchange contract is designated to hedge the future interest income of the related receivables. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge.

     The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of September 30, 2000. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated condensed financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates (in thousands, except average contract rates):

                                                         NOTIONAL      AVERAGE
                                                          AMOUNT    CONTRACT RATE
                                                         --------   -------------

Japanese Yen...........................................  $ 3,578       107.71
British Pound Sterling.................................    3,110         1.52
German Deutsche Mark...................................      644         1.70
French Franc...........................................      574         6.21
Swiss Franc............................................      461         1.52
Netherlands Guilder....................................       28         2.40
                                                         -------
                                                         $ 8,395
                                                         =======
Estimated fair value...................................    8,390*

---------------
* The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates as of September 30, 2000. The market risk associated with these instruments

                             ASPEN TECHNOLOGY, INC.

                                  (UNAUDITED)

  resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company's banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

3.  SALE OF INSTALLMENTS RECEIVABLE

     The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for approximately $11.4 million during the three-month period ended September 30, 2000. The financial institutions have partial recourse to the Company only upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligations, as defined.

At September 30, 2000, the balance of the uncollected principal portion of all contracts sold was $104.4 million. The Company's potential recourse obligation related to these contracts is approximately $4.8 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

4.  ACQUISITION

     On August 29, 2000, the Company acquired ICARUS Corporation and ICARUS Services Limited (together, ICARUS), a market leader in providing software that is used by process manufacturing industries to estimate plant capital costs and evaluate project economics. The Company acquired 100% of the outstanding shares and options to purchase shares of ICARUS for a purchase price of approximately $24.9 million. This acquisition was accounted for as a purchase, and accordingly, the results of operations from the date of acquisition are included in the Company's consolidated statements of operations commencing as of the acquisition date. The fair market value of assets acquired and liabilities assumed was based on independent appraisal. The portion of the purchase price allocated to in-process research and development represents projects that had not yet reached technological feasibility and had no alternative future use. Pro forma information related to this acquisition is not presented as it is not material. The purchase price was allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

                       DESCRIPTION                          AMOUNT     LIFE
                       -----------                          -------   -------

Purchased in-process research and development.............  $ 5,000        --
Acquired technology.......................................    9,590   6 years
Goodwill..................................................    5,103   6 years
Other intangibles.........................................      401   2 years
                                                            -------
                                                             20,094
Net book value of tangible assets acquired, less
  liabilities assumed.....................................    7,557
                                                            -------
                                                             27,651
Less-Deferred taxes.......................................    2,701
                                                            -------
                                                            $24,950
                                                            =======

                             ASPEN TECHNOLOGY, INC.

                                  (UNAUDITED)

     Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired and is subject to adjustment based on the finalization of the purchase price allocation.

5.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income
(loss) for the three months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Net income (loss)........................................  $(3,685)    $(3,070)
Unrealized gain (loss) on investments....................      330         (18)
Foreign currency adjustment..............................     (532)        726
Foreign currency exchange contract hedge.................       28          --
                                                           -------     -------
  Comprehensive income (loss)............................  $(3,859)    $(2,362)
                                                           =======     =======

6.  RESTRUCTURING AND OTHER CHARGES

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

     As of September 30, 2000, there was approximately $3.2 million remaining in the accrued expenses relating to the restructuring. Substantially all of this amount relates to the close-down/consolidation of facilities.

7.  SEGMENT INFORMATION

     SFAS No. 131 established standards for reporting information about operating segments in the Company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

     The Company is organized geographically and by line of business. The Company has three major lines of business operating segments: license, consulting services and maintenance and training. The Company also evaluates certain subsets of business segments by vertical industries as well as by product categories. While the Executive Management Committee evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources.

                             ASPEN TECHNOLOGY, INC.

                                  (UNAUDITED)

     The accounting policies of the line of business operating segments are the same as those described in the Company's Form 10-K for the fiscal year ended June 30, 2000. The Company does not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments. The following table presents a summary of operating segments (in thousands):

                                                                  CONSULTING   MAINTENANCE
                                                        LICENSE    SERVICES    AND TRAINING    TOTAL
                                                        -------   ----------   ------------   -------
Three Months Ended September 30, 2000-
  Revenues from unaffiliated customers................  $32,582    $24,407       $12,499      $69,488
  Controllable expenses...............................   11,565     17,403         3,266       32,234
                                                        -------    -------       -------      -------
  Controllable margin(1)..............................  $21,017    $ 7,004       $ 9,233      $37,254
                                                        =======    =======       =======      =======

Three Months Ended September 30, 1999-
  Revenues from unaffiliated customers................  $21,507    $21,036       $10,809      $53,352
  Controllable expenses...............................   11,990     15,174         2,198       29,362
                                                        -------    -------       -------      -------
  Controllable margin(1)..............................  $ 9,517    $ 5,862       $ 8,611      $23,990
                                                        =======    =======       =======      =======

---------------
(1) The Controllable Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

  Profit Reconciliation (in thousands):

                                                              THREE MONTHS ENDING
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------

Total controllable margin for reportable segments...........  $ 37,254   $ 23,990
Selling and marketing.......................................   (20,924)   (14,531)
Research and development....................................    (1,624)       (75)
General and administrative and overhead.....................   (16,378)   (14,864)
Charge for in-process research and development..............    (5,000)        --
Interest and other income and expense, net..................     1,407      1,031
                                                              --------   --------
Loss before benefit from income taxes.......................  $ (5,265)  $ (4,449)
                                                              ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2000. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK" AND ELSEWHERE IN THIS QUARTERLY REPORT.

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     We acquired ICARUS in the first quarter of fiscal 2001 and acquired M2R in the fourth quarter of fiscal 2000. Both of these acquisitions were accounted for as purchase transactions. We have subsequently taken steps to integrate the operations and reorganize our operations and our new subsidiaries. As a result of these acquisitions, our operating results for the three month periods ended September 30, 2000 and 1999 are not comparable.

  Total Revenues

     Revenues are derived from software licenses and maintenance and other services. Total revenues for the three months ended September 30, 2000 were $69.5 million, an increase of 30.2% from $53.4 million in the comparable period of fiscal 2000.

     Total revenues from customers outside the United States were $28.6 million or 41.2% of total revenues for the three months ended September 30, 2000, as compared to $22.9 million or 42.9% of total revenues for the comparable period in fiscal 2000. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 2001, the overall mix of revenues from customers outside the United States is expected to be relatively consistent with the prior year.

  Software License Revenues

     Software license revenues represented 46.9% of total revenues for the three months ended September 30, 2000, as compared to 40.3% in the comparable period of fiscal 2000. Revenues from software licenses for the three months ended September 30, 2000 were $32.6 million, an increase of 51.5% from $21.5 million in the comparable period of fiscal 2000. This percentage increase was primarily attributable to an increased penetration in the market as well as increased sales of our eSupply Chain suite of products.

  Service and Other Revenues

     Revenues from service and other consist of consulting services, post contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended September 30, 2000 were $36.9 million, an increase of 15.9% from $31.8 million in the comparable period in fiscal 2000. This increase reflects a continued demand for our services implementation expertise, as well as higher levels of software maintenance revenues attributable to the relatively higher fiscal 2000 license revenues.

  Cost of Software Licenses

     Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. Cost of software licenses for the three months ended September 30, 2000 was

$2.6 million, an increase of 23.6% from $2.1 million in the comparable period of fiscal 2000. Cost of software licenses as a percentage of revenues from software licenses was 7.9% for the three months ended September 30, 2000 as compared to 9.7% for the three months ended September 30, 1999. The percentage decrease was due primarily to the higher revenue base.

  Cost of Service and Other

     Cost of service and other consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the cost of manuals sold separately. Cost of service and other for the three months ended September 30, 2000 was $22.3 million, an increase of 10.8% from $20.1 million in the comparable period in fiscal year 2000. Cost of service and other as a percentage of service and other revenues was 60.5% in the three months ended September 30, 2000 and 63.2% in the comparable period of fiscal year 2000. This percentage decrease was primarily a result of increased revenue per hour and improved utilization rates of billable engineers in the three months ended September 30, 2000, as well as software maintenance revenues which increased at a rate higher than the costs required to support the higher revenue base.

  Selling and Marketing Expenses

     Selling and marketing expenses for the three months ended September 30, 2000 were $24.7 million, an increase of 27.9% from $19.3 million in the comparable period in fiscal year 2000. As a percentage of total revenues, selling and marketing expenses were 35.6% for the three months ended September 30, 2000, as compared to 36.2% for the comparable period in fiscal 2000. The dollar increase was attributable to an expense base that increased to support a higher license revenue level. We continue to selectively invest in sales personnel and regional sales offices to improve our geographic proximity to our customers, to maximize the penetration of existing accounts and to add new customers. The increase in costs also was attributable to our continued investment in partnerships, the addition of costs relating to ICARUS and M2R, and initiatives to expand market awareness of our company and our products and services.

  Research and Development Expenses

     Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct our product development efforts. Capitalized research and development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses during the three months ended September 30, 2000 were $15.0 million, an increase of $3.3 million, or 27.9%, from $11.7 million in the comparable period of fiscal 2000. As a percentage of revenues, research and development costs were 21.6% for the three months ended September 30, 2000, as compared to 22.0% for the same period in fiscal 2000. The increase in costs was attributable to the roll out of our new net market solutions, the addition of costs relating to the acquisition of ICARUS, and other internet initiatives including the majority of the $1.0 million of costs invested in PetroVantage. We capitalized 7.6% of our total research and development costs during the three months ended September 30, 2000 as compared to 5.3% in the comparable period of fiscal year 2000.

  General and Administrative Expenses

     General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of certain intangibles. General and administrative expenses were $6.6 million for the three months ended September 30, 2000 and $5.6 million for the comparable period in fiscal 2000. This increase was due to the amortization of intangibles related to the ICARUS and M2R acquisitions, the addition of costs relating to the ICARUS and M2R acquisitions, and the additional personnel hired to support our growth.

  Charge for In-Process Research and Development

     In connection with the acquisition of ICARUS in August 2000, approximately $5.0 million of the purchase price was allocated to in-process research and development projects based upon an independent appraisal. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     At the acquisition date, ICARUS was conducting design, development, engineering and testing activities associated with the completion of its next-generation product. This project involved developing a framework that will unify ICARUS' cost engine technology and user modules into one seamless architecture. At the acquisition date, the technologies under development ranged from 15 to 80 percent complete based on engineering man-month data and technological progress. Anticipated completion dates ranged from 5 to 12 months at an estimated cost of $0.5 million.

     In making the purchase price allocation, we considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on estimates of cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 25 percent was considered appropriate for the in-process research and development.

  Interest Income

     Interest income is generated from the investment of excess cash in short-term and long-term investments and from the license of software pursuant to installment contracts for engineering suite software. Under these installment contracts, we offer customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of the engineering suite customers have elected to license our products through installment contracts. Included in the annual payments is an implicit interest charge based upon the interest rate established us at the time of the license. As we sell more perpetual licenses for eSupply Chain and Plantelligence Solutions, these new sales are being paid for in forms that are not installment contracts. If the mix of sales moves away from installment contracts, the interest income in future periods will be reduced. We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any period is the result of the implicit interest established by us on installment contracts and the size of the contract portfolio. Interest income was $2.8 million for the three months ended September 30, 2000 and $2.5 million for the comparable period in fiscal 2000. This increase was attributable to increases in our short-term and long-term investments.

  Interest Expense

     Interest expense is generated from interest charged on our 5 1/4% convertible debentures, bank line of credit, notes payable and capital lease obligations. Interest expense was $1.3 million and $1.4 million for the three months ended September 30, 2000 and $1.4 million for the comparable period in fiscal 2000.

  Tax Rate

     The effective tax rate for the three months ended September 30, 2000 was approximately 30.0% of pretax income (loss), as compared to 31.0% for the comparable period of fiscal year 2000. This percentage decrease was primarily due to the generation and utilization of tax credits, including foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended September 30, 2000, our cash and cash equivalents balance decreased by $5.1 million. This decrease was attributable to the investments we made in the acquisition of ICARUS and in PetroVantage. Operations provided and used approximately the same amount of cash during this period, primarily a result of the decrease in accounts payable, accrued expenses, deferred revenue and the increase in prepaid expenses offset by the decrease in installments receivable and accounts receivable and the charge for in-process research and development for the current fiscal quarter.

     We have arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. During the three months ended September 30, 2000, installment contracts increased to $61.2 million, net of $11.4 million of installment contracts sold to the two financial institutions. Our arrangements with these two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At September 30, 2000, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $104.4 million, for which we have a partial recourse obligation of approximately $4.8 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

     We maintain a $30.0 million unsecured bank line of credit, expiring October 26, 2003, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank's prime rate (9.50% at September 30, 2000) or, at our option, a rate equal to a defined LIBOR (6.82% at September 30, 2000) plus a specified margin. The line of credit agreement requires us to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net worth and of the ratio of cash and cash equivalents, accounts receivable and current portion of our long term installments receivable to current liabilities. At September 30, 2000, there were no outstanding borrowings under the line of credit.

     In June 1998, we sold $86.3 million of 5 1/4% convertible subordinated debentures. The debentures are convertible into shares of our common stock at any time prior to June 15, 2005, unless previously redeemed or repurchased, at a conversion price of $52.97 per share, subject to adjustment in certain events. Interest on the debentures is payable on June 15 and December 15 of each year. The debentures are redeemable in whole or part at our option at any time on or after June 15, 2001 at various redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption.

     In the event of a change of control, as defined, each holder of the debentures may require us to repurchase those debentures, in whole or in part, for cash or, at our option, for common stock (valued at 95% of the average last reported sale prices for the 5 trading days immediately preceding the repurchase date) at a price of 100% of principal amount plus accrued interest to the repurchase date. The debentures are unsecured obligations and are subordinated in right of payment to all existing and future senior debt, as defined.

     As of September 30, 2000, we had cash and cash-equivalents totalling $44.2 million, as well as short-term investments totalling $62.3 million. Our commitments as of September 30, 2000 consisted primarily of leases on our headquarters and other facilities. There were on other material commitments for capital or other expenditures. We believe our current cash balances, availability of sales of our installment contracts, availability under our bank line of credit and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK

     INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW BEFORE PURCHASING OUR COMMON STOCK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY

OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS WOULD LIKELY SUFFER. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD FALL, AND YOU MAY LOSE ALL OR PART OF THE MONEY YOU PAID TO BUY OUR COMMON STOCK.

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

     The use of eBusiness solutions by process manufacturers is at a very early stage. Because this market is new, it is difficult to predict its potential size or growth rate. Moreover, historically, the process industries have not been early adopters of new business technologies. In addition, the market for eBusiness software and services for process manufacturing optimization is characterized by rapidly changing technology and customer needs. Our future success depends on our ability to enhance our current eBusiness offerings, to anticipate trends in the process industries regarding use of the Internet, and to develop in a timely and cost-effective manner new software and services that respond to evolving customer needs, emerging Internet technologies and standards, and new competitive software and service offerings. We have invested, and intend to continue to invest from time to time, in eBusiness entities, such as e-Chemicals and Extricity Software, to accelerate the development and marketing of our eBusiness solution. If any of these eBusiness entities are not successful, our investment may be lost or substantially reduced in value.

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

     PetroVantage faces significant risks and uncertainties relating to its ability to implement its new and unproven business model. These risks include the following:

     - PetroVantage may be unable to attract commodity traders, brokers, petroleum companies, logistics providers, and other parties to use PetroVantage as their platform for carrying out activities related to the trading of crude oil and other petroleum products. These individuals and companies may be committed to other digital marketplaces or projects to build digital marketplaces, may be unconvinced of the value of participating in a digital marketplace, or may be concerned that a digital marketplace could reduce their competitiveness or profits.

     - We intend that PetroVantage be operated and perceived as an independent entity separate from our core business. We believe that PetroVantage's independence is critical to its success because potential users, some of which may compete with our company, will be less likely to utilize the marketplace if they perceive that we rather than PetroVantage are operating the marketplace. We may be unable to attract outside investors as part of our strategy to make PetroVantage a neutral digital marketplace that is not controlled by a technology or petroleum company.

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

     - PetroVantage's business model relies heavily on the value provided users of the digital marketplace by decision support software applications and collaboration among trading partners. To accomplish this PetroVantage will need to design a compelling workflow for petroleum trading, develop or modify our decision support software to be useable over the internet, and provide data and information from petroleum companies and others. We cannot be certain that the workflow design will meet the needs of traders or be favored by traders, brokers and other companies; that the decision support software will work well over the internet, or that we will be able to establish arrangements for sharing information or carrying out transactions with brokers, petroleum companies, shipping companies or individuals or companies who participate in the petroleum market.

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

We Have Been, and May in the Future Be, Involved in Securities Class Action Litigation.

     In October and November 1998, stockholders commenced three separate legal actions against us and some of our directors and officers. These lawsuits sought substantial monetary damages for alleged violations of securities laws. While our motion to dismiss the claims was granted by the Court on November 1, 2000, the plaintiffs may appeal the District Court's decision. If the plaintiffs are ultimately successful and their recoveries exceed the limits of our insurance coverage, our financial position will be harmed. Litigation is inherently uncertain and an adverse resolution of these actions may have a negative effect on our operating results in the period in which they are resolved. For further discussion of these lawsuits, see "Legal Proceedings."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

     Information relating to quantitative and qualitative disclosure about market risk is set forth under the caption "Notes to Consolidated Condensed Financial Statements," (2. (a), (d) and (e)) and below under the captions "Investment Portfolio" and "Foreign Exchange Hedging."

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

     Principal (Notional) Amounts by Expected Maturity in U.S. Dollars($)

                                   FAIR VALUE AT                                           FY2005 &
                                      9/30/00      FY2001    FY2002    FY2003    FY2004   THEREAFTER
                                   -------------   -------   -------   -------   ------   ----------

Cash Equivalents.................     $22,894      $22,894        --        --       --         --
Weighted Average Interest Rate...        4.44%        4.44%       --        --       --         --

Investments......................     $62,248      $21,102   $18,866   $13,156   $3,003     $6,121
Weighted Average Interest Rate...        6.57%        6.53%     6.28%     6.97%    6.35%      6.88%

Total Portfolio..................     $85,142      $43,996   $18,866   $13,156   $3,003     $6,121
Weighted Average Interest Rate...        6.00%        5.44%     6.28%     6.97%    6.35%      6.88%

  Impact of Foreign Currency Rate Changes

     During the first three months of fiscal 2001, the U.S. dollar strengthened against most currencies in Europe and Asia/Pacific. The translation of the parent company's intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts receivable amounts denominated in a foreign currency.

  Foreign Exchange Hedging

     We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $8.4 million of foreign exchange forward contracts denominated in British, French, Japanese, Swiss, German and Netherlands currencies which represented underlying customer accounts receivable transactions at the end of the first quarter of fiscal 2001. We adopted SFAS 133 for the first quarter of fiscal 2001. As a result, at each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and loss related to these instruments for the first quarter of fiscal 2001 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we can not assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

     The following table provides information about our foreign exchange forward contracts at the end of the first quarter of fiscal 2001. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at the end of the first quarter of fiscal 2001.

     Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

                        AVERAGE    FORWARD AMOUNT
                        CONTRACT   IN U.S. DOLLARS    CONTRACT ORIGINATION     CONTRACT MATURITY
       CURRENCY           RATE     (IN THOUSANDS)             DATE                    DATE
       --------         --------   ---------------   ----------------------  ----------------------
British Pound                                        Various: Apr 98-Jan 00  Various: Jul 00-Jul 02
  Sterling............     1.52        $3,110
French Franc..........     6.21           574        Various: Jan 99-Jun 00  Various: Jan 01-May 02
German Deutsche Mark..     1.70           644        Various: Jan 98-Apr 99  Various: Jul 00-Jan 01
Japanese Yen..........   107.71         3,578        Various: Mar 98-May 00  Various: Jul 00-Jun 02
Swiss Franc...........     1.52           461        Various: Jan 99-Jul 99  Various: Feb 01-Jul 02
Netherland Guilder....     2.40            28        Various: May 00         Various: Aug 01-Aug 02
                                       ------
          Total.......                 $8,395
                                       ======

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 5, 1998, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, on behalf of purchasers of our common stock between April 28, 1998 and October 2, 1998. This lawsuit is identified here as the Van Ormer Complaint. The lawsuit seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act, alleging that we issued a series of materially false and misleading statements concerning our financial condition, our operations and our integration of several acquisitions. On October 26, 1998, a second purported class action lawsuit was filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, on behalf of purchasers of our common stock between April 28, 1998 and October 2, 1998. This second lawsuit was identical to the Van Ormer Complaint except for the named plaintiff. This second lawsuit is identified here as the Clancey Complaint. On November 20, 1998, a third purported class action lawsuit was filed in the same court against the same defendants. This third lawsuit was identical to the Van Ormer and Clancey Complaints except for the named plaintiff, the expansion of the class action period to include purchasers of our common stock from January 27, 1998 to October 2, 1998 and the addition of references to statements made between January 27, 1998 and April 28, 1998. This third lawsuit is identified here as the Marucci Complaint. On January 27, 1999, in response to a motion to dismiss filed by us, the plaintiffs consolidated the three complaints and filed a consolidated amended class action complaint. On November 1, 2000, the Court granted our motion to dismiss the complaint and entered judgment in our favor. The plaintiffs have 30 days after the dismissal in which they can file a motion to appeal the District Court's decision.

     We continue to believe that we have meritorious legal defenses to the lawsuits and intend to defend vigorously against any appeal of this consolidated action. We are unable, however, to determine whether the ultimate resolution of these matters will have a material adverse effect on our operating results or financial position, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

     In addition to the foregoing lawsuits, we may be a party to lawsuits in the normal course of our business. We note that securities litigation, in particular can be expensive and disruptive to our normal business operations and the outcome of complex legal proceedings can be very difficult to predict.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 29, 2000, we acquired ICARUS Corporation and ICARUS Services Limited, providers of software used by the process manufacturing industries to estimate plant capital costs and evaluate capital project economies. In this acquisition, we issued 248,411 shares of common stock, valued on the date of acquisition at $50.0625 per share or $12,436,075.69, and $2,095,000 principal amount of one-year promissory notes in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS

 3.1(1)      Certificate of Incorporation of Aspen Technology, Inc.

 3.2(1)      By-Laws of Aspen Technology, Inc.

10.1(2)      Registration Rights Agreement dated August 29, 2000 between
             Aspen Technology, Inc. and the former stockholders of ICARUS
             Corporation and ICARUS Services Limited.

10.2(2)      Second Amendment to Lease Agreement dated as of August 14,
             2000 between Aspen Technology, Inc. and Beacon Properties,
             L.P., successor-in-interest to Teachers Insurance and Annuity Association of America, regarding the extension of the lease for 10 Canal Park, Cambridge, Massachusetts.

10.3         Credit Agreement between Fleet National Bank and Aspen
             Technology, Inc. dated October 27, 2000.

---------------
(1) Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated March 12, 1998 (filed on March 27, 1998) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2000 (filed on September 28, 2000) and incorporated herein by reference.

  (b)   REPORTS ON FORM 8-K

        On August 29, 2000, we filed a Current Report on Form 8-K with respect to our press release announcing our acquisition of ICARUS Corporation and ICARUS Services Limited.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ASPEN TECHNOLOGY, INC.


Date:  November 14, 2000                                 By: /s/ LISA W. ZAPPALA
                                                         --------------------------------------------------------
                                                             Lisa W. Zappala Senior Vice President and Chief
                                                             Financial Officer