Form 10-Q
period 2000-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2001-02-14
CIK 929940

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934 for the Quarter ended December 31, 2000.

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

                                 (617) 949-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                [X] Yes  [ ] No

     As of December 31, 2000, there were 29,821,197 shares of the Registrant's common stock (par value $.10 per share) outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ASPEN TECHNOLOGY, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                                  PAGE
                                                                                  -----

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements:

                    Consolidated Condensed Balance Sheets as of December 31,
                    2000 and June 30, 2000 (unaudited)..........................      2

                    Consolidated Condensed Statements of Operations for the
                    Three and Six Month Periods Ended December 31, 2000 and 1999
                    (unaudited).................................................      3

                    Consolidated Condensed Statements of Cash Flows for the Six
                    Month Periods Ended December 31, 2000 and 1999
                    (unaudited).................................................      4

                    Notes to Consolidated Condensed Financial Statements
                    (unaudited).................................................   5-12

           Item 2.  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition..........................  13-23

           Item 3.  Quantitative and Qualitative Market Risk Disclosures........  24-25

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings...........................................     25

           Item 2.  Changes in Securities and Use of Proceeds...................     25

           Item 5.  Other Information...........................................     25

           Item 6.  Exhibits and Reports on Form 8-K............................     26

SIGNATURES......................................................................     27

                             ASPEN TECHNOLOGY, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                          (UNAUDITED AND IN THOUSANDS)

                                                              DECEMBER 31,    JUNE 30,
                                                                  2000          2000
                                                              ------------    --------
Current Assets:
  Cash and cash equivalents.................................    $ 35,009      $ 49,371
  Short-term investments....................................      48,151        64,161
  Accounts receivable, net..................................      82,168        81,781
  Unbilled services.........................................      24,864        21,894
  Current portion of long-term installments receivable,
     net....................................................      29,566        24,873
  Deferred tax asset........................................       3,300         3,300
  Prepaid expenses and other current assets.................      18,388        16,175
                                                                --------      --------
          Total current assets..............................     241,446       261,555
                                                                --------      --------
Long-term installments receivable, net......................      38,729        28,301
                                                                --------      --------
Property and leasehold improvements, at cost................     104,619        92,343
Accumulated depreciation and amortization...................     (62,234)      (56,250)
                                                                --------      --------
                                                                  42,385        36,093
                                                                --------      --------
Computer software development costs, net....................       7,654         7,026
Intangible assets, net......................................      29,289         8,856
Deferred tax asset..........................................       4,147        10,130
Other assets................................................      11,661        12,984
                                                                --------      --------
                                                                $375,311      $364,945
                                                                ========      ========
Current Liabilities:
  Current portion of long-term debt.........................    $  2,733      $  1,327
  Accounts payable and accrued expenses.....................      41,126        53,392
  Unearned revenue..........................................      19,207        13,903
  Deferred revenue..........................................      23,599        23,553
                                                                --------      --------
          Total current liabilities.........................      86,665        92,175
                                                                --------      --------
Long-term debt, less current maturities.....................       2,239         1,923
5 1/4% Convertible subordinated debentures..................      86,250        86,250
Deferred revenue, less current portion......................      13,199        14,374
Other liabilities...........................................         832         1,025
Stockholders' Equity:
  Common stock..............................................       3,002         2,906
  Additional paid-in capital................................     196,324       173,591
  Accumulated deficit.......................................     (10,072)       (3,752)
  Accumulated other comprehensive loss......................      (2,626)       (3,045)
  Treasury stock, at cost...................................        (502)         (502)
                                                                --------      --------
          Total stockholders' equity........................     186,126       169,198
                                                                --------      --------
                                                                $375,311      $364,945
                                                                ========      ========

                             ASPEN TECHNOLOGY, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       DECEMBER 31,           DECEMBER 31,
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------    -------    --------    --------
Software licenses.................................  $40,630    $29,318    $ 73,212    $ 50,825
Service and other.................................   41,057     33,166      77,963      65,011
                                                    -------    -------    --------    --------
Total revenues....................................   81,687     62,484     151,175     115,836
                                                    -------    -------    --------    --------
Cost of software licenses.........................    2,999      2,187       5,564       4,263
Cost of service and other.........................   24,544     20,805      46,864      40,943
Selling and marketing.............................   27,704     20,820      52,422      40,148
Research and development..........................   16,568     11,774      31,560      23,496
General and administrative........................    7,600      5,748      14,165      11,316
Charge for in-process research and development....    2,615         --       7,615          --
                                                    -------    -------    --------    --------
Total costs and expenses..........................   82,030     61,334     158,190     120,166
                                                    -------    -------    --------    --------
Income (loss) from operations.....................     (343)     1,150      (7,015)     (4,330)
Other income (expense), net.......................      252        (51)        118          (1)
Write-off of investment...........................   (5,000)        --      (5,000)         --
Interest income, net..............................    1,328      1,015       2,869       1,996
                                                    -------    -------    --------    --------
Income (loss) before provision for (benefit from)
  income taxes....................................   (3,763)     2,114      (9,028)     (2,335)
Provision for (benefit from) income taxes.........   (1,128)       785      (2,708)       (594)
                                                    -------    -------    --------    --------
  Net income (loss)...............................  $(2,635)   $ 1,329    $ (6,320)   $ (1,741)
                                                    =======    =======    ========    ========
Diluted earnings (loss) per share.................  $ (0.09)   $  0.04    $  (0.21)   $  (0.06)
                                                    =======    =======    ========    ========
Weighted average shares outstanding -- diluted....   29,747     29,774      29,493      27,863
                                                    =======    =======    ========    ========
Basic earnings (loss) per share...................  $ (0.09)   $  0.05    $  (0.21)   $  (0.06)
                                                    =======    =======    ========    ========
Weighted average shares outstanding -- basic......   29,747     27,925      29,493      27,863
                                                    =======    =======    ========    ========

                             ASPEN TECHNOLOGY, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS....................................................  $ (6,320)   $(1,741)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities (net of
  acquisition-related activity disclosed below):
  Depreciation and amortization.............................    10,352      8,300
  Charge for in-process research and development............     7,615         --
  Deferred income taxes.....................................    (1,382)        --
  Decrease (increase) in accounts receivable................     1,484     (4,861)
  Increase in unbilled services.............................    (1,919)    (1,718)
  (Increase) decrease in installments receivable............    (2,396)     9,179
  Increase in prepaid expenses and other current assets.....    (1,642)    (1,850)
  Decrease in accounts payable and accrued expenses.........   (16,129)    (3,208)
  Increase in unearned revenue..............................     4,686      2,699
  Decrease in deferred revenue..............................    (5,233)    (2,766)
                                                              --------    -------
Net cash (used in) provided by operating activities.........   (10,884)     4,034
                                                              --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and leasehold improvements...........    (8,902)    (2,798)
  Sale of investment securities.............................    16,546      3,319
  (Increase) decrease in other long-term assets.............    (3,574)       163
  Write-off of investment...................................     5,000         --
  Increase in computer software development costs...........    (2,510)    (1,684)
  Decrease in other long-term liabilities...................      (478)      (112)
  Cash used in the purchase of business, net of cash
     acquired...............................................   (18,351)        --
                                                              --------    -------
  Net cash used in investing activities.....................   (12,269)    (1,112)
                                                              --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock under employee stock purchase
     plans..................................................     2,118      1,998
  Exercise of stock options.................................     7,408      1,126
  Payments of long-term debt and capital lease
     obligations............................................      (561)    (1,917)
                                                              --------    -------
  Net cash provided by financing activities.................     8,965      1,207
                                                              --------    -------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH....................      (174)        45
                                                              --------    -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............   (14,362)     4,174
CASH AND CASH EQUIVALENTS, beginning of period..............    49,371     34,039
                                                              --------    -------
CASH AND CASH EQUIVALENTS, end of period....................  $ 35,009    $38,213
                                                              ========    =======
  During the six months ended December 31, 2000, the Company acquired certain companies in purchase transactions, as
     described in Note 4. These acquisitions are summarized
     as follows:
     Fair value of assets acquired, excluding cash..........  $ 35,431
     Payments in connection with the acquisitions, net of
      cash acquired.........................................   (18,351)
                                                              --------
       Liabilities assumed                                    $ 17,080
                                                              ========

                             ASPEN TECHNOLOGY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2000, which are contained in the Company's Form 10-K, as previously filed with the Securities and Exchange Commission.

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

     Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rate utilized for both the three and six month periods ended December 31, 2000 was 9.0%. In the three and six month periods ended December 31, 1999, the rates utilized were 9.0% and 8.5% to 9.0%, respectively. At December 31, 2000, the Company had installments receivable of approximately $9.0 million denominated in foreign currencies. The December 2000 foreign installments receivable mature through May 2005 and have been hedged with specific foreign currency

                             ASPEN TECHNOLOGY, INC.

contracts. There have been no material gains or losses recorded relating to hedge contracts for the periods presented. The Company does not use derivative financial instruments for speculative or trading purposes.

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

  (b) Computer Software Development Costs

     Certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Amortization of capitalized computer software development costs is included in cost of revenues and is provided on a product-by-product basis using the straight-line method, beginning upon commercial release of the product and continuing over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations in the three and six month periods ending December 31, 2000 were $1.1 and $1.9 million, respectively, as compared to the three and six month periods ended December 31, 1999, which were $0.7 and $1.5 million, respectively.

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

     The following dilutive effect of potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

                                                       THREE MONTHS       SIX MONTHS
                                                           ENDED            ENDED
                                                       DECEMBER 31,      DECEMBER 31,
                                                       -------------    --------------
                                                       2000     1999    2000     1999
                                                       -----    ----    -----    -----
Options and Warrants.................................  2,956     --     3,268      902
Convertible Debt.....................................    410    410       821      821
                                                       -----    ---     -----    -----
          Total......................................  3,366    410     4,089    1,723
                                                       =====    ===     =====    =====

  (d) Investments

     Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders' equity and accumulated other comprehensive loss. Realized investment gains and losses were not material in the three and six month periods ending December 31, 2000 and 1999. Investments held as of December 31, 2000 consist of $39.2 million in U.S. Corporate Bonds, $3.0 million in U.S. Government Bonds and $6.0 million in Certificates of Deposit. The Company does not use derivative financial instruments in its investment portfolio.

                             ASPEN TECHNOLOGY, INC.

  (e) Derivative Instruments and Hedging

     Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. The adoption of SFAS No. 133 resulted in an immaterial cumulative effect on income and other comprehensive income for the Company.

     Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company's assets that are denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and certain European currencies. These foreign exchange contracts are entered into to hedge recorded installments receivable made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies. At December 31, 2000, the Company had effectively hedged $7.8 million of installments receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than risk management.

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

                             ASPEN TECHNOLOGY, INC.

     The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of December 31, 2000. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated condensed financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates (in thousands, except average contract rates):

                                                              NOTIONAL       AVERAGE
                                                               AMOUNT     CONTRACT RATE
                                                              --------    -------------
British Pound Sterling......................................   $3,594          1.50
Japanese Yen................................................    2,264        108.39
Swiss Franc.................................................      857          1.61
French Franc................................................      697          6.93
German Deutsche Mark........................................      321          2.06
Netherlands Guilder.........................................       28          2.40
                                                               ------
                                                               $7,761
                                                               ======
Estimated fair value........................................   $7,576*
                                                               ======

---------------
* The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of December 31, 2000. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company's banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

3. SALE OF INSTALLMENTS RECEIVABLE

     The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for approximately $13.3 and $24.7 million during the three and six month periods ended December 31, 2000. The financial institutions have partial recourse to the Company only upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligations, as defined.

     At December 31, 2000, the balance of the uncollected principal portion of all contracts sold was $101.9 million. The Company's potential recourse obligation related to these contracts is approximately $5.3 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

4. ACQUISITIONS

  (a) Q1 FY01 Acquisition

     On August 29, 2000, the Company acquired ICARUS Corporation and ICARUS Services Limited (together, ICARUS), a market leader in providing software that is used by process manufacturing industries to estimate plant capital costs and evaluate project economics. The Company acquired 100% of the outstanding shares and options to purchase shares of ICARUS for a purchase price of approximately $24.9 million, consisting of $12.4 million in shares of the Company's stock, $10.4 million in cash and $2.1 million in

                             ASPEN TECHNOLOGY, INC.

promissory notes. This acquisition was accounted for as a purchase, and accordingly, the results of operations from the date of acquisition are included in the Company's consolidated statements of operations commencing as of the acquisition date. Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired and is subject to adjustment based on the finalization of the purchase price allocation. The fair market value of assets acquired and liabilities assumed was based on independent appraisal. The portion of the purchase price allocated to in-process research and development represents projects that had not yet reached technological feasibility and had no alternative future use. Pro forma information related to this acquisition is not presented as it is not material. The purchase price was allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

DESCRIPTION                                                   AMOUNT      LIFE
-----------                                                   -------    -------
Purchased in-process research and development...............  $ 5,000      --
Acquired technology.........................................    9,590    6 years
Goodwill....................................................    5,103    6 years
Other intangibles...........................................      401    2 years
                                                              -------
                                                               20,094
Net book value of tangible assets acquired, less liabilities
  assumed...................................................    7,557
                                                              -------
                                                               27,651
Less -- Deferred taxes......................................    2,701
                                                              -------
                                                              $24,950
                                                              =======

 (b) Q2 FY01 Acquisitions

     In the second quarter of fiscal 2001, the Company acquired Broner Systems (Broner) and significantly all assets of e-Chemicals, Inc. (e-Chemicals). These acquisitions were accounted for as purchase transactions, and accordingly, the results of operations from the dates of acquisition are included in the Company's consolidated condensed statements of operations commencing as of the acquisition dates. Total purchase price for these acquisitions was approximately $10.4 million, consisting of $9.5 million in cash and $0.9 million in shares of the Company stock, plus approximately $0.5 million in acquisition related costs. Broner specializes in advanced planning and scheduling software specifically designed for the metals industry and e-Chemicals is one of the pioneers of the Internet-based trading for the chemicals industry.

     Allocation of the purchase prices for these acquisitions were based on estimates of the fair value of the net assets acquired and are subject to adjustment based on the finalization of the purchase price allocations. The fair market value of assets acquired and liabilities assumed was based on independent appraisals. The portion of the purchase prices allocated to in-process research and development represents projects that had not yet reached technological feasibility and had no alternative future use. Pro forma information related to

                             ASPEN TECHNOLOGY, INC.

these acquisitions is not presented as it is not material. The purchase prices were allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

DESCRIPTION                                                   AMOUNT       LIFE
-----------                                                   -------    ---------
Purchased in-process research and development...............  $ 2,615       --
Acquired technology.........................................    4,400    3-5 years
Goodwill....................................................    2,322      7 years
Other intangibles...........................................      780      3 years
                                                              -------
                                                               10,117
Net book value of tangible assets acquired, less liabilities
  assumed...................................................    2,213
                                                              -------
                                                               12,330
Less -- Deferred taxes......................................    1,434
                                                              -------
                                                              $10,896
                                                              =======

5. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income
(loss) for the three and six months ended December 31, 2000 and 1999 are as follows (in thousands):

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                               -------------------    ------------------
                                                 2000       1999       2000       1999
                                               --------    -------    -------    -------
Net income (loss)............................  $(2,635)    $1,329     $(6,320)   $(1,741)
Unrealized gain (loss) on investments........      206       (162)        536       (180)
Foreign currency adjustment..................      394       (431)       (138)       295
Foreign currency exchange contract hedge.....       (7)        --          21         --
                                               -------     ------     -------    -------
  Comprehensive income (loss)................  $(2,042)    $  736     $(5,901)   $(1,626)
                                               =======     ======     =======    =======

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

     Close-down/consolidation of facilities: Approximately $10.2 million of the restructuring charge relates to the termination of facility leases and other lease-related costs. The facility leases had remaining terms ranging from one month to six years. The amount accrued reflects the Company's best estimate of actual costs to buy out the leases in certain cases or the net cost to sublease the properties in other cases. Included in this amount is the write off of certain assets, primarily building and leasehold improvements and adjustments to certain obligations that relate to the closing of facilities.

     Employee severance, benefits and related costs: Approximately $4.3 million of the restructuring charge relates to the reduction in workforce.

                             ASPEN TECHNOLOGY, INC.

     As of December 31, 2000, there was approximately $2.8 million remaining in the accrued expenses relating to the restructuring. Substantially all of this amount relates to the close-down/consolidation of facilities.

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

                                                    CONSULTING    MAINTENANCE
                                         LICENSE     SERVICES     AND TRAINING     TOTAL
                                         -------    ----------    ------------    --------
Three Months Ended December 31, 2000 --
  Revenues from unaffiliated
     customers.........................  $40,630     $26,612        $14,445       $ 81,687
  Controllable expenses................   14,409      17,758          3,713         35,880
                                         -------     -------        -------       --------
  Controllable margin(1)...............  $26,221     $ 8,854        $10,732       $ 45,807
                                         =======     =======        =======       ========
Three Months Ended December 31, 1999 --
  Revenues from unaffiliated
     customers.........................  $29,318     $22,100        $11,066       $ 62,484
  Controllable expenses................   11,723      15,639          2,544         29,906
                                         -------     -------        -------       --------
  Controllable margin(1)...............  $17,595     $ 6,461        $ 8,522       $ 32,578
                                         =======     =======        =======       ========
Six Months Ended December 31, 2000 --
  Revenues from unaffiliated
     customers.........................  $73,212     $51,019        $26,944       $151,175
  Controllable expenses................   25,974      35,161          6,979         68,114
                                         -------     -------        -------       --------
  Controllable margin(1)...............  $47,238     $15,858        $19,965       $ 83,061
                                         =======     =======        =======       ========
Six Months Ended December 31, 1999 --
  Revenues from unaffiliated
     customers.........................  $50,825     $43,136        $21,875       $115,836
  Controllable expenses................   23,713      30,813          4,742         59,268
                                         -------     -------        -------       --------
  Controllable margin(1)...............  $27,112     $12,323        $17,133       $ 56,568
                                         =======     =======        =======       ========

---------------
(1) The Controllable Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

                             ASPEN TECHNOLOGY, INC.

  Profit Reconciliation (in thousands):

                                          THREE MONTHS ENDING      SIX MONTHS ENDING
                                              DECEMBER 31,            DECEMBER 31,
                                          --------------------    --------------------
                                            2000        1999        2000        1999
                                          --------    --------    --------    --------
Total controllable margin for reportable
  segments..............................  $ 45,807    $ 32,578    $ 83,061    $ 56,568
Selling and marketing...................   (23,469)    (16,440)    (44,393)    (30,971)
Research and development................    (2,961)         --      (4,585)        (75)
General and administrative and
  overhead..............................   (17,105)    (14,988)    (33,483)    (29,852)
Charge for in-process research and
  development...........................    (2,615)         --      (7,615)         --
Write-off of investment.................    (5,000)         --      (5,000)         --
Interest and other income and expense,
  net...................................     1,580         964       2,987       1,995
                                          --------    --------    --------    --------
Loss before benefit from income taxes...  $ (3,763)   $  2,114    $ (9,028)   $ (2,335)
                                          ========    ========    ========    ========

8. INVESTMENTS

     In March 2000, the Company and e-Chemicals entered into a Stock Purchase Agreement whereby the Company acquired 833,333 shares of e-Chemicals non-voting Series E Preferred Stock for $6.00 per share. This investment entitled the Company to a minority interest in e-Chemicals and was accounted for using the cost method. During the second quarter of fiscal 2001, the Company deemed this investment in the stock of e-Chemicals to be worthless and, as a result, this investment was written off. This write-off is included in the accompanying consolidated condensed statement of operations for the three and six months ended December 31, 2000. As discussed in Note 4(b), the Company acquired significantly all assets of e-Chemicals. This purchase of assets allows the Company to embed the technology developed by e-Chemicals for on-line sales and procurement into its Aspen Marketplace solution.

     In December 2000, the Company made a $3.0 million investment in e-Catalysts, Inc. (e-Catalysts), a neutral marketplace for all trading partners in the catalyst industry including raw material suppliers, manufacturers, service providers and end users. This investment entitles the Company to a 33% interest in e-Catalysts and will be accounted for using the equity method. The Company believes that all transactions with e-Catalysts are rendered at arm's length.

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

RESULTS OF OPERATIONS: COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

     We acquired e-Chemicals and Broner Systems in the second quarter of fiscal 2001, ICARUS in the first quarter of fiscal 2001 and M2R in the fourth quarter of fiscal 2000. All of these acquisitions were accounted for as purchase transactions. We have subsequently taken steps to integrate the operations and reorganize our operations and our new subsidiaries. As a result of these acquisitions and our investment in PetroVantage, our operating results for the three and six month periods ended December 31, 2000 and 1999 are not completely comparable.

  Total Revenues

     Revenues are derived from software licenses and maintenance and other services. Total revenues for the three months ended December 31, 2000 were $81.7 million, an increase of 30.7% from $62.5 million in the comparable period of fiscal 2000. Total revenues for the six months ended December 31, 2000 were $151.2 million, an increase of 30.5% from $115.8 million in the comparable period of fiscal 2000.

     Total revenues from customers outside the United States were $42.5 and $71.2 million, or 52.0% and 47.1%, of total revenues for the three and six months ended December 31, 2000, respectively. The non-US revenues for the comparable periods in fiscal 2000 were $30.0 and $52.9 million, or 48.0% and 45.7%, of total revenues. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 2001, the overall mix of revenues from customers outside the United States is expected to be relatively consistent with the prior year.

  Software License Revenues

     Software license revenues represented 49.7% of total revenues for the three months ended December 31, 2000, as compared to 46.9% in the comparable period of fiscal 2000. Revenues from software licenses for the three months ended December 31, 2000 were $40.6 million, an increase of 38.6% from $29.3 million in the comparable period of fiscal 2000. Software license revenues represented 48.4% of total revenues for the six months ended December 31, 2000, as compared to 43.9% in the comparable period of fiscal 2000. Revenues from software licenses for the six months ended December 31, 2000 were $73.2 million, an increase of 44.0% from $50.8 million in the comparable period of fiscal 2000. These percentage increases were primarily attributable to an increased penetration in the market as well as increased sales of our eSupply Chain suite of products and license revenues derived from our acquisitions discussed above.

  Service and Other Revenues

     Revenues from service and other consist of consulting services, support and maintenance on software licenses and training. Revenues from service and other for the three months ended December 31, 2000 were $41.1 million, an increase of 23.8% from $33.2 million in the comparable period in fiscal 2000. Revenues from service and other for the six months ended December 31, 2000 were $78.0 million, an increase of 19.9% from $65.0 million in the comparable period in fiscal 2000. These increases reflect an improvement in our support and maintenance business resulting from last year's license growth, as well as improvements in the pricing and productivity of our supply chain services businesses.

  Cost of Software Licenses

     Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. Cost of software licenses for the three and six months ended December 31, 2000 were $3.0 and $5.6 million, respectively, an increase of 37.1% and 30.5% from $2.2 and $4.3 million in the comparable periods of fiscal 2000. Cost of software licenses as a percentage of revenues from software licenses was 7.4% and 7.6% for the three and six months ended December 31, 2000, respectively, as compared to 7.5% and 8.4% for the three and six months ended December 31, 1999, respectively. The percentage decreases were due primarily to the higher revenue bases, as well as variable royalties expensed as a result of the mix of the software license revenues.

  Cost of Service and Other

     Cost of service and other consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the cost of manuals sold separately. Cost of service and other for the three and six months ended December 31, 2000 was $24.5 and $46.9 million, respectively, an increase of 18.0% and 14.5% from $20.8 and $40.9 million in the comparable periods in fiscal year 2000. Cost of service and other as a percentage of service and other revenues was 59.8% and 60.1% in the three and six months ended December 31, 2000, respectively, and 62.7% and 63.0% in the comparable periods of fiscal year 2000. These percentage decreases were primarily a result of increased revenue per hour and improved utilization rates of billable engineers in the three and six months ended December 31, 2000, as well as software maintenance revenues which increased at a rate higher than the costs required to support the higher revenue bases.

  Selling and Marketing Expenses

     Selling and marketing expenses for the three and six months ended December 31, 2000 were $27.7 and $52.4 million, respectively, an increase of 33.1% and 30.6% from $20.8 and $40.1 million in the comparable periods in fiscal year 2000. As a percentage of total revenues, selling and marketing expenses were 33.9% and 34.7% for the three and six months ended December 31, 2000, respectively, as compared to 33.3% and 34.7% for the comparable periods in fiscal 2000. The dollar increases were attributable to expense bases that were increased to support higher license revenue levels. We continue to selectively invest in sales personnel and regional sales offices to improve our geographic proximity to our customers, to maximize the penetration of existing accounts and to add new customers. The increase in costs also was attributable to our continued investment in developing our partnership channels and relationships and the addition of costs relating to M2R, ICARUS, Broner and e-Chemicals.

  Research and Development Expenses

     Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct our product development efforts. Capitalized research and development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses during the three and six months ended December 31, 2000 were $16.6 and $31.6 million, respectively, an increase of 40.7% and 34.3%, respectively, from $11.8 and $23.5 million in the comparable periods of fiscal 2000. As a percentage of revenues, research and development costs were 20.3% and 20.9% for the three and six months ended December 31, 2000, respectively, as compared to 18.8% and 20.3% for the same periods in fiscal 2000. The increase in costs was attributable to the roll out of our new net market solutions, the addition of costs relating to the acquisitions of ICARUS, Broner and e-Chemicals, and other internet initiatives including the majority of the $2.7 million of costs invested in PetroVantage in the six months ended December 31, 2000. We capitalized 7.2% and 7.4% of our total research and development costs during the three and six months ended December 31, 2000, respectively, as compared to 7.9% and 6.6% in the comparable periods of fiscal year 2000.

  General and Administrative Expenses

     General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of certain intangibles. General and administrative expenses were $7.6 and $14.2 million for the three and six months ended December 31, 2000, respectively, and $5.7 and $11.3 million for the comparable periods in fiscal 2000. These increases were due to the amortization of intangibles related to the M2R, ICARUS and Broner acquisitions, the addition of costs relating to the M2R, ICARUS and Broner acquisitions, and the additional personnel hired to support our growth. Amortization of intangible assets, including goodwill, was $1.7 and $2.6 million in the three and six months ended December 31, 2000, respectively, as compared to $0.6 and $1.2 million in the comparable periods in fiscal 2000. Amortization of goodwill was $0.6 and $0.9 million in the three and six months ended December 31, 2000, respectively, as compared to $0.1 and $0.3 million in the comparable periods in fiscal 2000.

  Charge for In-Process Research and Development

     In connection with the acquisitions of ICARUS, Broner and e-Chemicals in the first two quarters of fiscal 2001, approximately $7.6 million of the purchase prices were allocated to in-process research and development projects based upon independent appraisals. These allocations represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisitions, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition dates.

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

     At the acquisition date, Broner was conducting design, development, engineering and testing activities associated with the completion of several new additions to their product suite. The addition of these modules will broaden Broner's product offerings to customers. At the acquisition date, the technologies under development ranged from 70 to 80 percent complete based on engineering man-month data and technological progress. Anticipated completion dates ranged from 4 to 6 months at an estimated cost of $0.4 million.

     At the acquisition date, e-Chemicals was conducting design, development, engineering and testing activities associated with the completion of its next-generation e-commerce solution. The effort entailed redirecting e-Chemicals technology and productizing certain offerings to attract a broader base of customers. At the acquisition date, the technologies under development ranged from 60 to 80 percent complete based on engineering man-month data and technological progress. Anticipated completion dates ranged from 2 to 4 months at an estimated cost of $1.1 million.

     In making each of these purchase price allocations, we considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The values assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technologies into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present values. The revenue projections used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on estimates of cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 25 percent was considered appropriate for the in-process research and development.

  Interest Income

     Interest income is generated from the investment of excess cash in short-term and long-term investments and from the license of software pursuant to installment contracts for engineering suite software. Under these installment contracts, we offer customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of the engineering suite customers have elected to license our products through installment contracts. Included in the annual payments is an implicit interest charge based upon the interest rate established us at the time of the license. As we sell more perpetual licenses for eSupply Chain and Plantelligence Solutions, these new sales are being paid for in forms that are not installment contracts. If the mix of sales moves away from installment contracts, the interest income in future periods will be reduced. We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any period is the result of the implicit interest established by us on installment contracts and the size of the contract portfolio. Interest income was $2.7 and $5.5 million for the three and six months ended December 31, 2000, respectively, and $2.4 and $4.8 million for the comparable periods in fiscal 2000. These increases were attributable to increases in our installment contract portfolio, particularly the addition of installments receivable from our acquisition of ICARUS.

  Write-off of Investment

     In March 2000, we acquired 833,333 shares of e-Chemicals non-voting Series E Preferred Stock for $6.00 per share. This investment entitled us to a minority interest in e-Chemicals and was accounted for using the cost method. During the second quarter of fiscal 2001, we deemed our investment in the stock of e-Chemicals to be worthless and this investment of $5.0 million was written off. In December 2000, we acquired significantly all assets of e-Chemicals. This purchase of assets allows us to embed the technology developed by e-Chemicals for on-line sales and procurement into our Aspen Marketplace solution.

  Interest Expense

     Interest expense is generated from interest charged on our 5 1/4% convertible debentures, bank line of credit, notes payable and capital lease obligations. Interest expense was $1.3 and $2.6 million for the three and six months ended December 31, 2000, respectively, and $1.4 and $2.8 million for the comparable periods in fiscal 2000.

  Tax Rate

     The effective tax rate for the three and six months ended December 31, 2000 was approximately 30.0% of pretax income (loss). The effective tax rate for the three and six months ended December 31, 1999 was 34.0%, however the amounts recorded in our financial statements, 37.1% and 25.4% for the three and six months ended December 31, 1999, respectively, reflects the impact of certain events within the Petrolsoft historic financial statements, which were combined into our financial statements under the accounting for that pooling of interests transaction. This percentage decrease from the normalized 34.0% to the 30.0% rate was primarily due to the generation and utilization of tax credits, including foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended December 31, 2000, our cash and cash equivalents balance decreased by $14.4 million. This decrease was attributable primarily to the investments we made in the acquisitions of ICARUS, Broner and e-Chemicals. Additionally we expended cash for an investment in e-Catalysts and we continued our funding into our wholly owned subsidiary, PetroVantage. Operations used approximately $10.9 million of cash during the six months ended December 31, 2000, primarily as a result of the decrease in accounts payable, accrued expenses, deferred revenue and the increase in installments receivable offset by the increase in unearned revenue and the charge for in-process research and development.

     We have arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. During the six months ended December 31, 2000, installment contracts increased to $68.3 million, net of $24.7 million of installment contracts sold to the two financial institutions. Our arrangements with these two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At December 31, 2000, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $101.9 million, for which we have a partial recourse obligation of approximately $5.3 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

     We maintain a $30.0 million unsecured bank line of credit, expiring October 26, 2003, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank's prime rate (9.50% at December 29, 2000) or, at our option, a rate equal to a defined LIBOR (6.00% at December 29, 2000) plus a specified margin. The line of credit agreement requires us to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net worth and of the ratio of cash and cash equivalents, accounts receivable and current portion of our long term installments receivable to current liabilities. At December 31, 2000, there were no outstanding borrowings under the line of credit.

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

     As of December 31, 2000, we had cash and cash-equivalents totaling $35.0 million, as well as short-term investments totaling $48.2 million. Our commitments as of December 31, 2000 consisted primarily of leases on our headquarters and other facilities. There were no other material commitments for capital or other expenditures. We believe our current cash balances, availability of sales of our installment contracts, availability under our bank line of credit and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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

     As a result of lower-than-anticipated license revenues in our fiscal quarters ended December 31, 1998 and March 31, 1999, our operating results for each of those quarters were below the expectations of public market analysts and many investors. In each case, the market price of our common stock declined substantially upon the announcement of our operating results. If, due to one or more of the foregoing factors or an unanticipated cause, our operating results fail to meet the expectations of public market analysts and investors in a future quarter, the market price of our common stock would likely decline.

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

IF WE ARE UNABLE TO DEVELOP RELATIONSHIPS WITH SYSTEMS INTEGRATORS AND OTHER STRATEGIC PARTNERS, OUR REVENUE GROWTH MAY BE HARMED.

     One element of our growth strategy is to increase the number of third-party implementation partners who market and integrate our products. If we do not adequately train a sufficient number of systems integrator partners, or if potential partners focus their efforts on integrating or co-selling competing products to the process industries, our future revenue growth could be limited and our operating results could be harmed. If our partners fail to implement our solutions for our customers properly, the reputations of our solutions and our company could be harmed and we might be subject to claims by our customers. We intend to continue to establish business relationships with technology companies, such as Extricity Software, and new eBusiness entities, such as e-Catalyst, to accelerate the development and marketing of our eBusiness solutions. To the extent that we are unsuccessful in maintaining our existing relationships and developing new relationships, our revenue growth may be harmed.

IF WE FAIL TO ANTICIPATE AND RESPOND TO CHANGES IN THE MARKET FOR EBUSINESS SOLUTIONS FOR PROCESS MANUFACTURERS, WHICH IS AT A VERY EARLY STAGE, OUR FUTURE REVENUE GROWTH MAY BE LIMITED.

     The use of eBusiness solutions by process manufacturers is at a very early stage and historically, the process industries have not been early adopters of new business technologies. Because this market is new, it is difficult to predict its potential size or growth rate. In addition, the market for eBusiness software and services for process manufacturing optimization is characterized by rapidly changing technology and customer needs. Our future success depends on our ability to enhance our current eBusiness offerings, to anticipate trends in the process industries regarding use of the Internet, and to develop in a timely and cost-effective manner new software and services that respond to evolving customer needs, emerging Internet technologies and standards, and competitive software and service offerings. We have invested, and intend to continue to invest from time to time, in eBusiness entities, such as e-Catalysts and Extricity Software, to accelerate the development and marketing of our eBusiness solution. If any of these eBusiness entities are not successful, our investment may be lost or substantially reduced in value.

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

OUR COMMON STOCK MAY EXPERIENCE SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS.

     The equity markets have from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, and those fluctuations have often been unrelated to the operating performance of particular companies. In addition, factors such as our financial performance, announcements of technological innovations or new products by us or our competitors, as well as market conditions in the computer software or hardware industries, may have a significant impact on the market price of our common stock. In the past, following periods of volatility in the market price of a public companies securities, securities class action litigation has often been instituted against companies. Such litigation could result in substantial costs and a diversion of management's attention and resources.

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

     Principal (Notional) Amounts by Expected Maturity in U.S. Dollars($)

                            FAIR VALUE AT                                          FY2005 &
                              12/31/00      FY2001    FY2002    FY2003   FY2004   THEREAFTER
                            -------------   -------   -------   ------   ------   ----------
Cash Equivalents..........     $ 7,537      $ 7,537        --       --       --         --
Weighted Average Interest
  Rate....................        1.74%        1.74%       --       --       --         --
Investments...............     $48,151      $17,492   $15,055   $6,381   $3,023     $6,200
Weighted Average Interest
  Rate....................        6.49%        6.60%     6.22%    6.51%    6.36%      6.88%
Total Portfolio...........     $55,688      $25,029   $15,055   $6,381   $3,023     $6,200
Weighted Average Interest
  Rate....................        5.85%        5.13%     6.22%    6.51%    6.36%      6.88%

  Impact of Foreign Currency Rate Changes

     During the first six months of fiscal 2001, the U.S. dollar strengthened against most currencies in Europe and Asia/Pacific. The translation of the parent company's intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts receivable amounts denominated in a foreign currency.

  Foreign Exchange Hedging

     We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $7.8 million of foreign exchange forward contracts denominated in British, French, Japanese, Swiss, German and Netherlands currencies which represented underlying customer accounts receivable transactions at the end of the second quarter of fiscal 2001. We adopted SFAS 133 in the first quarter of fiscal 2001. As a result, at each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and loss related to these instruments for the first and second quarters of fiscal 2001 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we can not assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

     The following table provides information about our foreign exchange forward contracts at the end of the second quarter of fiscal 2001. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at the end of the second quarter of fiscal 2001.

     Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

                       AVERAGE    FORWARD AMOUNT
                       CONTRACT   IN U.S. DOLLARS
CURRENCY                 RATE     (IN THOUSANDS)    CONTRACT ORIGINATION DATE   CONTRACT MATURITY DATE
--------               --------   ---------------   -------------------------   -----------------------
British Pound
  Sterling...........     1.50        $3,594        Various: Jul 99-Nov 00      Various: Jan 01-Dec 02
Japanese Yen.........   108.39         2,264        Various: Mar 98-Dec 00      Various: Feb 01-Aug 02
Swiss Franc..........     1.61           857        Various: Jan 99-Nov 00      Various: Jan 01-Feb 02
French Franc.........     6.93           697        Various: Jan 99-Nov 00      Various: Jan 01-Dec 02
German Deutsche
  Mark...............     2.06           321        Various: Oct 98-Oct 00      Various: Jan 01-Oct 01
Netherland Guilder...     2.40            28        Various: Oct 00             Various: Aug 01-Aug 02
                                      ------
         Total.......                 $7,761
                                      ======

                                    PART II.

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are not a party to any pending material proceedings. We may be a party to lawsuits in the normal course of our business. We note that securities litigation, in particular can be expensive and disruptive to our normal business operations and the outcome of complex legal proceedings can be very difficult to predict.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On October 25, 2000, we acquired Broner Systems, a provider of advanced planning and scheduling software specifically designed for the metals industry. In this acquisition, we issued 22,884 shares of common stock, valued on the date of acquisition at $37.875 per share or $866,731.50.

ITEM 5.  OTHER INFORMATION

     Joe Boston, one of the founders of the Company, has announced his resignation as President and his transition to a part-time role as Senior Advisor to the Company. Mr. Boston will continue his work in fostering a technical environment at the Company and will continue to serve as a mentor to the Company's Senior Technology Fellows. Mr. Boston will also continue to serve as a Director of the Company. Larry Evans, Chairman and CEO, has been elected by the Board of Directors to assume the role of President.

     David Mushin, Executive Vice President, has also announced his resignation effective February 28, 2001. Mr. Mushin has spent ten years with AspenTech in a variety of executive management roles. Mr. Mushin will continue working with the Company as a key consultant and advisor. Current members of senior management will assume Mr. Mushin's responsibilities on an interim basis.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 3.1(1)  Certificate of Incorporation of Aspen Technology, Inc.
 3.2(1)  By-Laws of Aspen Technology, Inc.
10.3(2)  Credit Agreement between Fleet National Bank and Aspen
         Technology, Inc. dated October 27, 2000.

---------------
(1) Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated March 12, 1998 (filed on March 27, 1998) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 (filed on November 14, 2000) and incorporated herein by reference.

     (b) Reports on Form 8-K

     None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ASPEN TECHNOLOGY, INC.

                                          By: /s/ LISA W. ZAPPALA
                                            ------------------------------------
                                            Lisa W. Zappala
                                            Senior Vice President and Chief
                                              Financial Officer

Date: February 14, 2001