Form 10-Q/A
period 2000-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2001-02-21
CIK 929940

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

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

    As of February 13, 2001, there were 30,182,146 shares of the registrant's common stock outstanding.

                                  ------------

    The registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000, which was filed by the registrant on February 14, 2000, as set forth below:

Part II.         OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on December 19, 2000 to (1) elect two directors to hold office until our 2003 annual meeting of stockholders and (2) vote on three other proposals described below. Proxies for the meeting were solicited in accordance with Section 14(a) of the Securities Exchange Act pursuant to a proxy statement dated November 14, 2000. There was no solicitation in opposition to the persons nominated by the board of directors, and both of the board's nominees were elected. The votes cast by proxy or in person with respect to the election of directors, as determined by the final report of the inspectors, are set forth below. There were no broker non-votes with respect to either nominee.

Nominee                    Votes for Nominee         Votes Withheld
-------                    -----------------         --------------
Lawrence B. Evans          28,223,682                528,274
Joan C. McArdle            28,222,196                529,760

Stockholders also approved the adoption of our 2001 employee stock option plan, the terms of which are described in the proxy statement for the meeting. The 2001 plan will replace our 1995 stock option plan and initially will cover 4,000,000 shares of common stock. A total of 13,304,548 shares were voted for the adoption of the 2001 plan, 12,548,404 shares were voted against the proposal, holders of 57,425 shares abstained from voting on the proposal, and there were 2,841,579 broker non-votes on the proposal.

Stockholders also approved an amendment to increase the number of shares of common stock reserved under our 1998 employees' stock purchase plan from 1,000,000 shares to 3,000,000 shares. A total of 23,633,906 shares were voted for the amendment, 2,185,782 shares were voted against the amendment, holders of 90,689 shares abstained from voting on the amendment, and there were 2,841,579 broker non-votes on the proposal.

Stockholders also approved a stockholder proposal recommending to the board of directors that the board rescind the stockholder rights plan it had adopted on March 12, 1998 and that the directors agree not to reissue or extend these rights, or create a new rights plan, unless approved by a majority of the outstanding shares at a meeting of stockholders. The proposal, a statement in support of the proposal, and a response from the board were included in the proxy statement for the meeting. A total of 14,019,335 shares were voted for the proposal, 11,768,853 shares were voted against the proposal, holders of 122,189 shares abstained from voting on the proposal, and there were 2,841,579 broker non-votes on the proposal.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ASPEN TECHNOLOGY, INC.



Dated:   February 20, 2001              By: /s/  Lisa W. Zappala
                                            ------------------------------------
                                            Lisa W. Zappala
                                            Senior Vice President and
                                            Chief Financial Officer