Form 10-Q
period 2001-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2001-05-15
CIK 929940

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001.

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

                               [X] Yes    [ ] No

    As of March 31, 2001, there were 30,565,988 shares of the Registrant's common stock (par value $.10 per share) outstanding.

===============================================================================

                             ASPEN TECHNOLOGY, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                                         PAGE
                                                                                                                       --------
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements:

                    Consolidated Condensed Balance Sheets as of March 31, 2001 and
                      June 30, 2000 (unaudited).....................................................................        3

                    Consolidated Condensed Statements of Operations for the Three and
                      Nine Month Periods Ended March 31, 2001 and 2000 (unaudited)..................................        4

                    Consolidated Condensed Statements of Cash Flows for the Nine Month
                      Periods Ended March 31, 2001 and 2000 (unaudited).............................................        5

                    Notes to Consolidated Condensed Financial Statements (unaudited)...............................    6 - 11

          Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition..........   12 - 22

          Item 3.   Quantitative and Qualitative Market Risk Disclosures...........................................   23 - 24

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings..............................................................................        25

          Item 2.   Changes in Securities and Use of Proceeds......................................................        25

          Item 5.   Other Information..............................................................................        25

          Item 6.   Exhibits and Reports on Form 8-K...............................................................        25

SIGNATURES.........................................................................................................        26


                             ASPEN TECHNOLOGY, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                                   MARCH 31,      JUNE 30,
                                                                                                     2001           2000
                                                                                                 -------------   ----------
Current Assets:
  Cash and cash equivalents............................................................           $    33,872    $  49,371
  Short-term investments...............................................................                42,531       64,161
  Accounts receivable, net.............................................................                75,262       81,781
  Unbilled services....................................................................                29,581       21,894
  Current portion of long-term installments receivable, net............................                27,966       24,873
  Deferred tax asset...................................................................                 3,300        3,300
  Prepaid expenses and other current assets............................................                19,082       16,175
                                                                                                  -----------    ---------
          Total current assets.........................................................               231,594      261,555
                                                                                                  -----------    ---------
Long-term installments receivable, net.................................................                41,777       28,301
                                                                                                  -----------    ---------
Property and leasehold improvements, at cost...........................................               108,537       92,343
Accumulated depreciation and amortization..............................................               (66,217)     (56,250)
                                                                                                  -----------    ---------
                                                                                                       42,320       36,093
                                                                                                  -----------    ---------
Computer software development costs, net...............................................                 8,007        7,026
Intangible assets, net.................................................................                28,000        8,856
Deferred tax asset.....................................................................                 3,005       10,130
Other assets...........................................................................                20,643       12,984
                                                                                                  -----------    ---------
                                                                                                  $   375,346    $ 364,945
                                                                                                  ===========    =========
Current Liabilities:
  Current portion of long-term debt....................................................           $     2,503    $   1,327
  Accounts payable and accrued expenses...............................................                 40,503       53,392
  Unearned revenue....................................................................                 17,834       13,903
  Deferred revenue....................................................................                 22,542       23,553
                                                                                                  -----------    ---------
          Total current liabilities...................................................                 83,382       92,175
                                                                                                  -----------    ---------
Long-term debt, less current maturities...............................................                  2,076        1,923
5 1/4% Convertible subordinated debentures............................................                 86,250       86,250
Deferred revenue, less current portion................................................                 11,730       14,374
Other liabilities.....................................................................                    625        1,025
Stockholders' Equity:
  Common stock........................................................................                  3,063        2,906
  Additional paid-in capital..........................................................                208,371      173,591
  Accumulated deficit.................................................................                (15,447)      (3,752)
  Accumulated other comprehensive loss................................................                 (4,202)      (3,045)
  Treasury stock, at cost.............................................................                   (502)        (502)
                                                                                                  -----------    ---------
          Total stockholders' equity..................................................                191,283      169,198
                                                                                                  -----------    ---------
                                                                                                  $   375,346    $ 364,945
                                                                                                  ===========    =========

                             ASPEN TECHNOLOGY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                  MARCH 31,              MARCH 31,
                                                                         ------------------------  ----------------------
                                                                            2001         2000         2001         2000
                                                                         -----------  -----------  -----------  ---------

Software licenses....................................................    $ 34,224     $ 34,746      $ 107,436    $ 85,571
Service and other....................................................      42,201       34,158        120,164      99,169
                                                                         --------     --------      ---------    --------
   Total revenues....................................................      76,425       68,904        227,600     184,740
                                                                         --------     --------      ---------    --------
Cost of software licenses............................................       3,141        2,467          8,705       6,730
Cost of service and other............................................      25,697       21,546         72,561      62,489
Selling and marketing................................................      29,340       22,819         81,762      62,967
Research and development.............................................      18,590       12,942         50,150      36,438
General and administrative...........................................       8,289        6,012         22,454      17,328
Charge for in-process research and development........................         --           --          7,615          --
                                                                         --------     --------      ---------    --------
   Total costs and expenses..........................................      85,057       65,786        243,247     185,952
                                                                         --------     --------      ---------    --------
Income (loss) from operations........................................      (8,632)       3,118        (15,647)     (1,212)
Other income (expense), net...........................................        (99)        (106)            19        (107)
Write-off of investment..............................................          --           --         (5,000)         --
Interest income, net.................................................       1,052        1,100          3,921       3,096
                                                                         --------     --------      ---------    --------
Income (loss) before provision for (benefit from) income taxes.......      (7,679)       4,112        (16,707)      1,777
Provision for (benefit from) income taxes............................      (2,304)       1,507         (5,012)        913
                                                                         --------     --------      ---------    --------
  Net income (loss)..................................................    $ (5,375)    $  2,605      $ (11,695)   $    864
                                                                         ========     ========      =========    ========
Diluted earnings (loss) per share....................................    $  (0.18)    $   0.08      $   (0.39)   $   0.03
                                                                         ========     ========      =========    ========
Weighted average shares outstanding - diluted.........................     30,186       32,303         29,729      30,433
                                                                         ========     ========      =========    ========
Basic earnings (loss) per share......................................    $  (0.18)    $   0.09      $   (0.39)   $   0.03
                                                                         ========     ========      =========    ========
Weighted average shares outstanding - basic..........................      30,186       28,469         29,729      28,027
                                                                         ========     ========      =========    ========

                             ASPEN TECHNOLOGY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                       ---------------------
                                                                                         2001         2000
                                                                                       --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME...................................................................   $(11,695)    $    864
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities (net of acquisition-related activity disclosed below):

  Depreciation and amortization.....................................................     17,779       12,807
  Charge for in-process research and development....................................      7,615           --
  Write-off of investment...........................................................      5,000           --
  Deferred income taxes.............................................................       (240)          --
  Decrease (increase) in accounts receivable........................................      9,098       (8,667)
  Increase in unbilled services.....................................................     (7,226)      (3,510)
  (Increase) decrease in installments receivable....................................     (3,898)       9,595
  Increase in prepaid expenses and other current assets.............................     (2,830)      (1,595)
  Decrease in accounts payable and accrued expenses.................................    (17,781)        (761)
  Increase in unearned revenue......................................................      3,503        5,272
  (Decrease) increase in deferred revenue...........................................     (8,318)         600
                                                                                       --------     --------
Net cash (used in) provided by operating activities.................................     (8,993)      14,605
                                                                                       ========     ========
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and leasehold improvements...................................    (13,193)      (6,061)
  Sale (purchase) of investment securities..........................................     22,415       (5,454)
  Increase in other long-term assets................................................     (7,004)      (4,799)
  Increase in computer software development costs...................................     (4,030)      (2,864)
  (Decrease) increase in other long-term liabilities................................       (685)          62
  Cash used in the purchase of business, net of cash acquired.......................    (19,200)          --
                                                                                       --------     --------
  Net cash used in investing activities.............................................    (21,697)     (19,116)
                                                                                       ========     ========
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock under employee stock purchase plans......................      4,710        3,850
  Exercise of stock options.........................................................     11,203        7,120
  Payments of long-term debt and capital lease obligations..........................       (903)      (2,176)
                                                                                       --------     --------
  Net cash provided by financing activities.........................................     15,010        8,794
                                                                                       --------     --------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH............................................        181          155
                                                                                       --------     --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....................................    (15,499)       4,438
CASH AND CASH EQUIVALENTS, beginning of period......................................     49,371       34,039
                                                                                       --------     --------
CASH AND CASH EQUIVALENTS, end of period............................................   $ 33,872     $ 38,477
                                                                                       ========     ========
  During the nine months ended March 31, 2001, the Company acquired certain companies in purchase transactions, as described in Note 4. These acquisitions are summarized as follows:

     Fair value of assets acquired, excluding cash..................................   $ 35,431
     Payments in connection with the acquisitions, net of cash acquired.............    (19,200)
                                                                                       --------
       Liabilities assumed                                                             $ 16,231
                                                                                       ========

                             ASPEN TECHNOLOGY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2000, which are contained in the Company's Form 10-K, as previously filed with the Securities and Exchange Commission.

2.  ACCOUNTING POLICIES

    (a)  Revenue Recognition

    Effective July 1, 1998, the Company adopted Statement of Position (SOP)
No. 97-2, "Software Revenue Recognition." SOP 97-2 was issued by the American Institute of Certified Public Accountants (AICPA) in October 1997 in order to provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's financial position, results of operations or cash flows. License revenue, including license renewals, consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor specific objective evidence (VSOE) exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement. The Company determines VSOE based upon the price charged when the same element is sold separately. Maintenance and support VSOE represents a consistent percentage of the license fees charged to customers. Consulting services VSOE represents standard rates, which the Company charges its customers when they sell their consulting services separately. For an element not yet being sold separately, VSOE represents the price established by management having the relevant authority when it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. Revenues under such arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with SOP 98-9, "Software Revenue Recognition, with Respect to Certain Transactions." Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient VSOE for professional services, training and maintenance and support services. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. The Company uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

    Maintenance and support services are recognized ratably over the life of the maintenance and support contract period. Maintenance and support services include only unspecified rights to product upgrades and enhancements. These services are typically sold for a one-year term and are sold either as part of a multiple element arrangement with software licenses or are sold independently at time of renewal. The Company does not provide specified upgrades to its customers in connection with the licensing of its software products.

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

    Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rate utilized for the three and nine month periods ended March 31, 2001 was 8.5% and 8.5% to 9.0%, respectively. In the three and nine month periods ended March 31, 2000, the rates utilized were 9.0% and 8.5% to 9.0%, respectively. At March 31, 2001, the Company had installments receivable of approximately $9.0 million denominated in foreign currencies. The March 2001 foreign installments receivable mature through May 2005 and have been hedged with specific foreign currency contracts. There have been no material gains or losses recorded relating to hedge contracts for the periods presented. The Company does not use derivative financial instruments for speculative or trading purposes.

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

    (b)  Computer Software Development Costs

    Certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. In accordance with Statement of Finance and Accounting Standards
(SFAS) No. 86, the Company defines the establishment of technological feasibility as the development of a working model. Amortization of capitalized computer software development costs is included in cost of revenues and is provided on a product-by-product basis using the straight-line method, beginning upon commercial release of the product and continuing over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations in the three and nine month periods ending March 31, 2001 were $1.1 and $3.0 million, respectively, as compared to the three and nine month periods ended March 31, 2000, which were $0.8 and $2.3 million, respectively.

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

    The following dilutive effect of potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

                                                THREE MONTHS       NINE MONTHS
                                                   ENDED              ENDED
                                                 MARCH 31,          MARCH 31,
                                               -------------      --------------
                                                2001    2000      2001     2000
                                               -----    ----      -----    -----
Options and Warrants........................   2,470      --      3,035       --
Convertible Debt............................     401     406      1,222    1,227
                                               -----    ----      -----    -----
    Total...................................   2,871     406      4,257    1,227
                                               =====    ====      =====    =====

    (d)  Investments

     Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders' equity and accumulated other comprehensive loss. Realized investment gains and losses were not material in the three and nine month periods ending March 31, 2001 and 2000. Investments held as of March 31, 2001 consist of $29.5 million in U.S. Corporate Bonds, $11.0 million in U.S. Government Bonds and $2.0 million in Certificates of Deposit. The Company does not use derivative financial instruments in its investment portfolio.

    (e)  Derivative Instruments and Hedging

    Effective July 1, 2000, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The
ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. The adoption of SFAS No. 133 resulted in an immaterial cumulative effect on income and other comprehensive income for the Company.

Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company's assets that are denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and certain European currencies. These foreign exchange contracts are entered into to hedge recorded installments receivable made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies. At March 31, 2001, the Company had effectively hedged $9.6 million of installments receivable and accounts receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than risk management.

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

    The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of March 31, 2001. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated condensed financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates (in thousands, except average contract rates):

                                                          NOTIONAL        AVERAGE
                                                           AMOUNT      CONTRACT RATE
                                                          --------     -------------
Japanese Yen............................................   $3,774         109.29

British Pound Sterling..................................    3,565           1.50
Swiss Franc.............................................      791           1.65
French Franc............................................      532           7.07
Thailand Bhat...........................................      474          43.20
German Deutsche Mark....................................      447           2.12
Netherlands Guilder.....................................       28           2.40
                                                           ------
                                                           $9,611
                                                           ======
Estimated fair value....................................   $7,115*
                                                           ======

----------
* The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of March 31, 2001. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company's banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

3.  SALE OF INSTALLMENTS RECEIVABLE

    The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for approximately $10.9 and $35.6 million during the three and nine month periods ended March 31, 2001. The financial institutions have partial recourse to the Company only upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligations, as defined.

    At March 31, 2001, the balance of the uncollected principal portion of all contracts sold was $99.4 million. The Company's potential recourse obligation related to these contracts is approximately $6.5 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

4.  ACQUISITIONS

    (a)  Q1 FY01 Acquisition

     On August 29, 2000, the Company acquired ICARUS Corporation and ICARUS Services Limited (together, ICARUS), a market leader in providing software that is used by process manufacturing industries to estimate plant capital costs and evaluate project economics. The Company acquired 100% of the outstanding shares and options to purchase shares of ICARUS for a purchase price of approximately $24.9 million, consisting of $12.4 million in shares of the Company's stock, $10.4 million in cash and $2.1 million in promissory notes. This acquisition was accounted for as a purchase, and accordingly, the results of operations from the date of acquisition are included in the Company's consolidated statements of operations commencing as of the acquisition date. Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired and is subject to adjustment based on the finalization of the purchase price allocation. The fair market value of intangible assets acquired was based on independent appraisal. The portion of the purchase price allocated to in-process research and development represents projects that had not yet reached technological feasibility and had no alternative future use. Pro forma information related to this acquisition is not presented as it is not material. The purchase price was allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

DESCRIPTION                                                                        AMOUNT          LIFE
-----------                                                                       --------       -------
Purchased in-process research and development...................................   $ 5,000            --
Acquired technology.............................................................     9,590       6 years
Goodwill........................................................................     5,103       6 years
Other intangibles...............................................................       401       2 years
                                                                                   -------
                                                                                    20,094
Net book value of tangible assets acquired, less liabilities assumed............     7,557
                                                                                   -------
                                                                                    27,651
Less -- Deferred taxes..........................................................     2,701
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

     Allocation of the purchase prices for these acquisitions were based on estimates of the fair value of the net assets acquired and are subject to adjustment based on the finalization of the purchase price allocations. The fair market value of intangible assets acquired was based on independent appraisals. The portion of the purchase prices allocated to in-process research and development represents projects that had not yet reached technological feasibility and had no alternative future use. Pro forma information related to these acquisitions is not presented as it is not material. The purchase prices were allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

DESCRIPTION                                                                        AMOUNT          LIFE
-----------                                                                       --------       -------
Purchased in-process research and development...................................  $ 2,615             --
Acquired technology.............................................................    4,400        3-5 yrs

Goodwill........................................................................    2,322        7 years
Other intangibles...............................................................      780        3 years
                                                                                  -------
                                                                                   10,117
Net book value of tangible assets acquired, less liabilities assumed............    2,213
                                                                                  -------
                                                                                   12,330
Less -- Deferred taxes..........................................................    1,434
                                                                                  -------
                                                                                  $10,896
                                                                                  =======

5.  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three and nine months ended March 31, 2001 and 2000 are as follows (in thousands):

                                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             --------------------     ----------------------
                                                               2001         2000        2001           2000
                                                             -------      -------     --------        ------
Net income (loss)......................................      $(5,375)     $ 2,605     $(11,695)       $ 864
Unrealized gain (loss) on investments..................          249          (23)         785         (203)
Foreign currency adjustment............................       (1,861)        (287)      (1,999)           8
Foreign currency exchange contract hedge...............           43           --           57           --
                                                             -------      -------     --------        -----
  Comprehensive income (loss)..........................      $(6,944)     $ 2,295     $(12,852)       $ 669
                                                             =======      =======     ========        =====

6.  RESTRUCTURING AND OTHER CHARGES

    (a)  Q4 FY99

    In fiscal 1999 the Company experienced a significant slow down in certain of its businesses due to difficulties that customers in its core vertical markets of refining, chemicals and petrochemicals were experiencing. These markets were experiencing a significant decrease in pricing for their products, which significantly reduced their revenues and related cash inflows. In turn, these companies began to reduce their capital spending and lengthened the evaluation and decision-making cycle for purchases. The impact of this on the Company was dramatic, lowering license revenues for expected levels by a significant amount. Based on these reduced revenues, Company management made significant changes to the business plan, resulting in a restructuring plan. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. The following discusses the components of the restructuring and other charges.

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

    Employee severance, benefits and related costs: Approximately $4.3 million of the restructuring charge relates to the reduction in workforce. Approximately 200 employees, 12% of the workforce, were eliminated as the Company rationalized its product and service offerings against customer needs in various markets.

    As of March 31, 2001, there was approximately $2.0 million remaining in the accrued expenses relating to the restructuring. Substantially all of this amount relates to the close-down/consolidation of facilities.

    (b)  Q4 FY01

     During April 2001, Company management has taken a series of actions to reduce spending. These steps include a reduction in worldwide headcount, of approximately 100 people, or 5% of the workforce, a substantial decrease in discretionary spending and a refocusing of our e-business to emphasize our market place solutions and PetroVantage. As a result of these measures, the Company expects to record a restructuring charge of approximately $4 to 6 million, significantly related to employee severance, benefits and related costs, in the quarter ending June 30, 2001.

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

                                                                                               CONSULTING   MAINTENANCE
                                                                                     LICENSE    SERVICES   AND TRAINING     TOTAL
                                                                                    --------    --------   ------------   ----------
Three Months Ended March 31, 2001 --
  Revenues from unaffiliated customers...........................................   $ 34,224    $ 27,748     $14,453      $  76,425

  Controllable expenses..........................................................     14,466      17,764       3,220         35,450
                                                                                    --------    --------     -------      ---------
  Controllable margin(1).........................................................   $ 19,758    $  9,984     $11,233      $  40,975
                                                                                    ========    ========     =======      =========
Three Months Ended March 31, 2000 --
  Revenues from unaffiliated customers...........................................   $ 34,746    $ 23,276     $10,882      $  68,904
  Controllable expenses..........................................................     12,695      16,694       2,826         32,215
                                                                                    --------    --------     -------      ---------
  Controllable margin(1).........................................................   $ 22,051    $  6,582     $ 8,056      $  36,689
                                                                                    ========    ========     =======      =========
Nine Months Ended March 31, 2001 --
  Revenues from unaffiliated customers...........................................   $107,436    $ 78,767     $41,397      $ 227,600
  Controllable expenses..........................................................     40,440      52,925      10,199        103,564
                                                                                    --------    --------     -------      ---------
  Controllable margin(1).........................................................   $ 66,996    $ 25,842     $31,198      $ 124,036
                                                                                    ========    ========     =======      =========
Nine Months Ended March 31, 2000 --
  Revenues from unaffiliated customers...........................................   $ 85,571    $ 66,412     $32,757      $ 184,740
  Controllable expenses..........................................................     36,408      47,507       7,568         91,483
                                                                                    --------    --------     -------      ---------
  Controllable margin(1).........................................................   $ 49,163    $ 18,905     $25,189      $  93,257
                                                                                    ========    ========     =======      =========

----------

(1) The Controllable Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

                                                                                 THREE MONTHS ENDING        NINE MONTHS ENDING
                                                                                     MARCH 31,                  MARCH 31,
                                                                                ---------------------     ---------------------
                                                                                  2001         2000         2001         2000
                                                                                --------     --------     --------     --------
Total controllable margin for reportable segments.........................      $ 40,975     $ 36,689     $124,036     $ 93,257
Selling and marketing.....................................................       (24,701)     (17,620)     (69,094)     (48,591)
Research and development..................................................        (4,393)          --       (8,978)         (75)
General and administrative and overhead...................................       (20,513)     (15,951)     (53,996)     (45,803)
Charge for in-process research and development............................            --           --       (7,615)          --
Write-off of investment...................................................            --           --       (5,000)          --
Interest and other income and expense, net................................           953          994        3,940        2,989
                                                                                --------     --------     --------     --------
Loss before benefit from income taxes.....................................      $ (7,679)    $  4,112     $(16,707)    $  1,777
                                                                                ========     ========     ========     ========

8.  INVESTMENTS

    In March 2000, the Company and e-Chemicals entered into a Stock Purchase Agreement whereby the Company acquired 833,333 shares of e-Chemicals non-voting Series E Preferred Stock for $6.00 per share. This investment entitled the Company to a minority interest in e-Chemicals and was accounted for using the cost method. During the second quarter of fiscal 2001, the Company deemed this investment in the stock of e-Chemicals to be worthless and, as a result, this investment was written off. This write-off is included in the accompanying consolidated condensed statement of operations for the nine months ended March 31, 2001. As discussed in Note 4(b), the Company acquired significantly all assets of e-Chemicals. This purchase of assets allows the Company to embed the technology developed by e-Chemicals for on-line sales and procurement into its Aspen Marketplace solution.

     In December 2000, the Company made a $3.0 million investment in e-Catalysts, Inc. (e-Catalysts), a neutral marketplace for all trading partners in the catalyst industry including raw material suppliers, manufacturers, service providers and end users. This investment entitles the Company to a 33% interest in e-Catalysts and is being accounted for using the equity method. The Company believes that all transactions with e-Catalysts are rendered at arm's length.

     In March 2001, the Company made a $9.1 million investment in Optimum Logistics Ltd. (Optimum), an internet-based open logistics system for bulk materials. This investment consisted of 219,515 shares of the Company's stock, valued at $5.7 million on the date of the transaction, plus $3.4 million in cash. This investment entitles the Company to a minority interest in Optimum and is accounted for using the cost method. The valuation of this investment is still subject to adjustment based on the finalization of the purchase price. In addition to this investment, the Company has agreed to fund the operations of Optimum upon requirement for the eighteen months following the date of the agreement with a maximum funding cap of approximately $2.3 million. The Company believes that all transactions with Optimum are rendered at arm's length.

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

RESULTS OF OPERATIONS: COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000

    We acquired e-Chemicals and Broner Systems in the second quarter of fiscal 2001, ICARUS in the first quarter of fiscal 2001 and M2R in the fourth quarter of fiscal 2000. All of these acquisitions were accounted for as purchase transactions. We have subsequently taken steps to integrate the operations and reorganize our operations and our new subsidiaries. As a result of these acquisitions and our investment in PetroVantage, our operating results for the three and nine month periods ended March 31, 2001 and 2000 are not completely comparable.

    Overview

     Our operating results for the third quarter of fiscal 2001 were adversely affected by a lower than expected level of license revenues. The shortfall resulted from delayed decision-making among customers. These lower revenues caused our reporting of larger than planned net loss for the fiscal quarter and nine months ended March 31, 2001. Accordingly in April 2001, Company management has taken a series of actions to reduce spending. These steps include a reduction in worldwide headcount, of approximately 100 people, or 5% of the workforce, a substantial decrease in discretionary spending and a refocusing of our e-business to emphasize our market place solutions and PetroVantage. As a result of these measures, the Company expects to record a restructuring charge of approximately $4 to 6 million, significantly related to employee severance, benefits and related costs, in the quarter ending June 30, 2001.

    Total Revenues

    Revenues are derived from software licenses and maintenance and other services. Total revenues for the three months ended March 31, 2001 were $76.4 million, an increase of 10.9% from $68.9 million in the comparable period of fiscal 2000. Total revenues for the nine months ended March 31, 2001 were $227.6 million, an increase of 23.2% from $184.7 million in the comparable period of fiscal 2000.

    Total revenues from customers outside the United States were $37.5 and $108.6 million, or 49.1% and 47.7%, of total revenues for the three and nine months ended March 31, 2001, respectively. The non-US revenues for the comparable periods in fiscal 2000 were $30.2 and $83.0 million, or 43.9% and 44.9%, of total revenues. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 2001, the overall mix of revenues from customers outside the United States is expected to be relatively consistent with the prior year.

    Software License Revenues

    Software license revenues represented 44.8% of total revenues for the three months ended March 31, 2001, as compared to 50.4% in the comparable period of fiscal 2000. Revenues from software licenses for the three months ended March 31, 2001 were $34.2 million, a decrease of 2.0% from $34.7 million in the comparable period of fiscal 2000. Software license revenues represented 47.2% of total revenues for the nine months ended March 31, 2001, as compared to 46.3% in the comparable period of fiscal 2000. Revenues from software licenses for the nine months ended March 31, 2001 were $107.4 million, an increase of 25.6% from $85.6 million in the comparable period of fiscal 2000. The decrease in software license revenue for the third quarter of fiscal 2001, as compared to the same period in fiscal 2000, resulted from delayed decision-making among customers.

    Service and Other Revenues

    Revenues from service and other consist of consulting services, support and maintenance on software licenses and training. Revenues from service and other for the three months ended March 31, 2001 were $42.2 million, an increase of 23.5% from $34.2 million in the comparable period in fiscal 2000. Revenues from service and other for the nine months ended March 31, 2001 were $120.2 million, an increase of 21.2% from $99.2 million in the comparable period in fiscal 2000. These increases reflect an improvement in our support and maintenance business resulting from last year's license growth, as well as improvements in the pricing and productivity of our supply chain services businesses.

    Cost of Software Licenses

     Cost of software licenses consists of royalties, amortization of previously capitalized software development costs, costs related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. Cost of software licenses for the three and nine months ended March 31, 2001 were $3.1 and $8.7 million, respectively, an increase of 27.3% and 29.3% from $2.5 and $6.7 million in the comparable periods of fiscal 2000. Cost of software licenses as a percentage of revenues from software licenses was 9.2% and 8.1% for the three and nine months ended March 31, 2001, respectively, as compared to 7.1% and 7.9% for the three and nine months ended March 31, 2000, respectively. The percentage increase in the three month period was due primarily to certain fixed costs incurred in fiscal 2001 over a lower revenue base.

    Cost of Service and Other

    Cost of service and other consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the cost of manuals sold separately. Cost of service and other for the three and nine months ended March 31, 2001 was $25.7 and $72.6 million, respectively, an increase of 19.3% and 16.1% from $21.5 and $62.5 million in the comparable periods in fiscal year 2000. Cost of service and other as a percentage of service and other revenues was 60.9% and 60.4% in the three and nine months ended March 31, 2001, respectively, and 63.1% and 63.0% in the comparable periods of fiscal year 2000. These percentage decreases were primarily a result of increased revenue per hour and improved utilization rates of billable engineers in the three and nine months ended March 31, 2001, as well as software maintenance revenues which increased at a rate higher than the costs required to support the higher revenue bases.

    Selling and Marketing Expenses

    Selling and marketing expenses for the three and nine months ended March 31, 2001 were $29.3 and $81.8 million, respectively, an increase of 28.6% and 29.8% from $22.8 and $63.0 million in the comparable periods in fiscal year 2000. As a percentage of total revenues, selling and marketing expenses were 38.4% and 35.9% for the three and nine months ended March 31, 2001, respectively, as compared to 33.1% and 34.1% for the comparable periods in fiscal 2000. The dollar increases were attributable to expense bases that were increased to support higher license revenue levels. We continue to selectively invest in sales personnel and regional sales offices to improve our geographic proximity to our customers, to maximize the penetration of existing accounts and to add new customers. The increase in costs also was attributable to our continued investment in developing our partnership channels and relationships, our investment in three user group meetings, the launch of new advertising strategy to generate greater awareness and the addition of costs relating to M2R, ICARUS, Broner and e-Chemicals. The increase in the percentages of these costs in the fiscal 2001 periods are the result of the higher fiscal 2001 cost base measured against the lower than expected revenues.

    Research and Development Expenses

    Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct our product development efforts. Capitalized research and development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses during the three and nine months ended
March 31, 2001 were $18.6 and $50.2 million, respectively, an increase of 43.6% and 37.6%, respectively, from $12.9 and $36.4 million in the comparable periods of fiscal 2000. As a percentage of revenues, research and development costs were 24.3% and 22.0% for the three and nine months ended March 31, 2001, respectively, as compared to 18.8% and 19.7% for the same periods in fiscal 2000. The increase in costs was attributable to the continued roll out of our new net market solutions, the addition of costs relating to the acquisitions of ICARUS, Broner and e-Chemicals, and other Internet initiatives including the majority of the $5.2 million of costs invested in PetroVantage in the nine months ended March 31, 2001. We capitalized 7.5% and 7.4% of our total research and development costs during the three and nine months ended March 31, 2001, respectively, as compared to 8.6% and 7.3% in the comparable periods of fiscal year 2000.

    General and Administrative Expenses

    General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of certain intangibles. General and administrative expenses were $8.3 and $22.5 million for the three and nine months ended
March 31, 2001, respectively, and $6.0 and $17.3 million for the comparable periods in fiscal 2000. These increases were due to the amortization of intangibles related to the M2R, ICARUS and Broner acquisitions, the addition of costs relating to the M2R, ICARUS and Broner acquisitions, and the additional personnel hired to support our growth. Amortization of intangible assets, including goodwill, was $1.7 and $4.3 million in the three and nine months ended March 31, 2001, respectively, as compared to $0.6 and $1.8 million in the comparable periods in fiscal 2000. Amortization of goodwill was $0.6 and $1.5 million in the three and nine months ended March 31, 2001, respectively, as compared to $0.1 and $0.4 million in the comparable periods in fiscal 2000.

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

    In making each of these purchase price allocations, we considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The values assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technologies into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present values. The revenue projections used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on estimates of cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 25 percent was considered appropriate for the in-process research and development. Risks related to the completion of technology under development include the inherent difficulties and uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

    Interest Income

    Interest income is generated from the investment of excess cash in short-term and long-term investments and from the license of software pursuant to installment contracts for engineering suite software. Under these installment contracts, we offer customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of the engineering suite customers have elected to license our products through installment contracts. Included in the annual payments is an implicit interest charge based upon the interest rate established by us at the time of the license. As we sell more perpetual licenses for eSupply Chain and Plantelligence Solutions, these new sales are being paid for in forms that are not installment contracts. If the mix of sales moves away from installment contracts, the interest income in future periods will be reduced. We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any period is the result of the implicit interest established by us on installment contracts and the size of the contract portfolio. Interest income was $2.4 and $7.9 million for the three and nine months ended March 31, 2001, respectively, and $2.4 and $7.2 million for the comparable periods in fiscal 2000. This increase was attributable to increases in our installment contract portfolio, particularly the addition of installments receivable from our acquisition of ICARUS.

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

    Interest Expense

    Interest expense is generated from interest charged on our 5 1/4% convertible debentures, bank line of credit, notes payable and capital lease obligations. Interest expense was $1.4 and $4.0 million for the three and nine months ended March 31, 2001, respectively, and $1.3 and $4.1 million for the comparable periods in fiscal 2000.

    Tax Rate

    The effective tax rate for the three and nine months ended March 31, 2001 was approximately 30.0% of pretax income (loss). The effective tax rate for the three and nine months ended March 31, 2000 was 34.0%, however the amounts recorded in our financial statements, 36.6% and 51.4% for the three and nine months ended March 31, 2000, respectively, reflects the impact of certain events within the Petrolsoft historic financial statements, which were combined into our financial statements under the accounting for that pooling of interests transaction. This percentage decrease from the normalized 34.0% to the 30.0% rate was primarily due to the generation and utilization of tax credits, including foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended March 31, 2001, our cash and cash equivalents balance decreased by $15.5 million. This decrease was attributable primarily to the investments we made in the acquisitions of ICARUS, Broner and e-Chemicals. Additionally we expended cash for investments in e-Catalysts and Optimum and we continued our funding into our wholly owned subsidiary, PetroVantage. Operations used approximately $9.0 million of cash during the nine months ended March 31, 2001, primarily as a result of the net loss, the decrease in accounts payable, accrued expenses, deferred revenue and the increase in unbilled services offset by the increase in unearned revenue, the decrease in accounts receivable and the charge for in-process research and development.

    We have arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. During the nine months ended March 31, 2001, installment contracts increased to $69.7 million, net of $35.6 million of installment contracts sold to the two financial institutions. Our arrangements with these two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At March 31, 2001, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $99.4 million, for which we have a partial recourse obligation of approximately $6.5 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

    We maintain a $30.0 million unsecured bank line of credit, expiring
October 26, 2003, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank's prime rate (8.00% at March 31, 2001) or, at our option, a rate equal to a defined LIBOR (4.67% at March 31, 2001) plus a specified margin. The line of credit agreement requires us to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net worth and of the ratio of cash and cash equivalents, accounts receivable and current portion of our long term installments receivable to current liabilities. At March 31, 2001, there were no outstanding borrowings under the line of credit.

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

    As of March 31, 2001, we had cash and cash-equivalents totaling $33.9 million, as well as short-term investments totaling $42.5 million. Our commitments as of March 31, 2001 consisted primarily of leases on our headquarters and other facilities. There were no other material commitments for capital or other expenditures. We believe our current cash balances, availability of sales of our installment contracts, availability under our bank line of credit and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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

FLUCTUATIONS IN OUR QUARTERLY REVENUES, OPERATING RESULTS AND CASH FLOW MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL.

    Our revenues, operating results and cash flow have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control, including:

    --   our customers' purchasing patterns;

    --   the length of our sales cycle;

    --   changes in the mix of our license revenues and service revenues;

    -- the timing of introductions of new solutions and enhancements by us and our competitors;

    -- seasonal weakness in the first quarter of each fiscal year, primarily caused by a slowdown in business in some of our international markets;

    --   the timing of our investments in new product development;

    --   changes in our operating expenses; and

    -- fluctuating economic conditions, particularly as they affect companies in the chemicals, petrochemicals and petroleum industries.

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

IF WE DO NOT COMPETE SUCCESSFULLY, WE MAY LOSE MARKET SHARE.

    We face three primary sources of competition:

    -- commercial vendors of software products targeting one or more process manufacturing functions in the areas of engineering, manufacturing and supply chain, such as Hyprotech, a division of AEA Technology, i2 Technologies, Manugistics, SAP and Simulation Sciences, a division of Invensys;

    -- vendors of hardware that offer software solutions in order to add value to their proprietary distributed control systems, such as Honeywell and Invensys, and vendors of ERP systems, such as Oracle, JD Edwards and SAP; and

    -- large companies in the process industries that have developed their own proprietary software solutions.

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

IF WE ARE UNABLE TO DEVELOP RELATIONSHIPS WITH SYSTEMS INTEGRATORS AND OTHER STRATEGIC PARTNERS, OUR REVENUE GROWTH MAY BE HARMED.

    One element of our growth strategy is to increase the number of third-party implementation partners who market and integrate our products. If we do not adequately train a sufficient number of systems integrator partners, or if potential partners focus their efforts on integrating or co-selling competing products to the process industries, our future revenue growth could be limited and our operating results could be harmed. If our partners fail to implement our solutions for our customers properly, the reputations of our solutions and our company could be harmed and we might be subject to claims by our customers. We intend to continue to establish business relationships with technology companies, such as Peregrine Software or Extricity Software, which was recently acquired by Peregrine, and new eBusiness entities to accelerate the development and marketing of our eBusiness solutions. To the extent that we are unsuccessful in maintaining our existing relationships and developing new relationships, our revenue growth may be harmed.

IF WE FAIL TO ANTICIPATE AND RESPOND TO CHANGES IN THE MARKET FOR EBUSINESS SOLUTIONS FOR PROCESS MANUFACTURERS, WHICH IS AT A VERY EARLY STAGE, OUR FUTURE REVENUE GROWTH MAY BE LIMITED.

    The use of eBusiness solutions by process manufacturers is at a very early stage and historically, the process industries have not been early adopters of new business technologies. Because this market is new, it is difficult to predict its potential size or growth rate. In addition, the market for eBusiness software and services for process manufacturing optimization is characterized by rapidly changing technology and customer needs. Our future success depends on our ability to enhance our current eBusiness offerings, to anticipate trends in the process industries regarding use of the Internet, and to develop in a timely and cost-effective manner new software and services that respond to evolving customer needs, emerging Internet technologies and standards, and competitive software and service offerings. We have invested, and intend to continue to invest from time to time, in eBusiness entities, such as Optimum Logistics and Peregrine Software, to accelerate the development and marketing of our eBusiness solution. If any of these eBusiness entities are not successful, our investment may be lost or substantially reduced in value.

IF USE OF THE INTERNET OR eBUSINESS DOES NOT CONTINUE TO GROW, OUR FUTURE OPERATING RESULTS MAY SUFFER

     The success of our eBusiness strategy is dependent on increasing demand for eBusiness products and solutions, and for increasing acceptance of use of the Internet for transacting business. Rapid growth in the use of the Internet and commercial online services is a recent phenomenon. Demand for recently introduced products and services over the Internet and online services is subject to a high level of uncertainty. The development of the Internet as a viable medium for the delivery of software applications is subject to number of factors, including:

     - enterprises may be unwilling to shift their software selling and purchasing habits from traditional processes; and

     - insufficient availability of telecommunications services or changes in telecommunications services could result in slower response times.

     Critical issues concerning use of Internet-based business services are still unresolved and will likely affect use of these services. These issues include security, reliability, congestion, cost, ease of access and quality of service. Even if these issues are resolved, if the market for Internet-based business services fails to develop, or develops at a slower pace than anticipated, our business and operating results could be harmed.

THE GROWTH OF OUR eBUSINESS AND PETROVANTAGE MAY BE ADVERSELY AFFECTED BY NEW LAWS OR REGULATIONS RELATING TO THE INTERNET AND eCOMMERCE

     Like many businesses reliant on the Internet, we operate in an environment of uncertainty as to potential government regulation of the Internet. The Internet has rapidly emerged as a commercial medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of goods and services, advertising, intellectual property rights and information security. In addition, because we offer our software worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Any future regulation may have a negative impact on our business by restricting our method of operation or imposing additional costs.

     In addition, because our software applications may be delivered and used over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. In addition, state or foreign governments might allege or charge us with violations of local laws, we might unintentionally violate these laws, and these laws might be modified, or new laws might be enacted, in the future.

INTERNET-BASED BUSINESS SERVICES MAY BE SUBJECT TO SALES AND OTHER TAXES THAT COULD ADVERSELY AFFECT OUR BUSINESS.

     A number of legislative proposals have been made by federal, state, local and foreign governments that would impose additional taxes on the provision of goods and services over the Internet, and some states have taken measures to tax Internet-related activities. In October 1998 Congress places a three-year moratorium on state and local taxes on Internet access or on discriminatory taxes on electronic commerce. Exisiting state and local laws were excluded from this moratorium. In May 2001, Congress extended this moratorium until October 2006. When this moratorium is ultimately lifted, some type of federal or state taxes may be imposed upon Internet commerce. The imposition of sales, value-added or similar taxes could make it more expensive to use our software platforms, diminish our competitiveness and harm our business and operating results.

IF WE FAIL TO PROTECT THE PRIVACY OF OUR eBUSINESS CUSTOMERS' INFORMATION OR TO ENSURE THE SECURITY OF ONLINE TRANSACTIONS, WE COULD HAVE DIFFICULTY RETAINING OUR eBUSINESS CUSTOMERS

     Concern about the security of the transmission of confidential information over public networks is a significant barrier to online services. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in compromises or breaches of Internet security systems that protect proprietary information. If any well-publicized compromises of security were to occur, they could substantially reduce interest in the Internet as a medium for delivering software applications, which would harm our business and operating results. In addition, one of the features of our software applications is the ability to develop and maintain profiles of consumers for use by businesses. Typically, these products capture profile information when consumers, business customers and employees visit and Internet website and volunteer information in response to survey questions. Our products augment these profiles over time by collecting usage data. Although our customers management products are designed to operate with applications that protect user privacy, concerns about privacy may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. if we cannot adequately address consumer's privacy concerns, these concerns could seriously harm our business, financial condition and operating results.

THE INTERNET IS SUBJECT TO RAPID CHANGE, WHICH COULD RESULT IN SIGNFICANT ADDITIONAL COSTS TO US OR IN OUR PRODUCTS AND SERVICES BECOMING OBSOLETE.

     Markets for Internet-based products and services are characterized by rapidly changing technologies, frequent new product and service introductions, and evolving industry standards. The recent growth of the Internet and intense existing and emerging competition exacerbate tese market characteristics. To succeed, we will need to adapt effectively to rapidly changing technologies and to improve continually the performance features and reliability of our software. We could incur substantial costs in modifying our software to adapt to these changes. Our technologies may also become obsolete, and we may lose customers and revenue if we fail to adapt our software to the rapid changes that are characteristic of the Internet.

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

WE MAY LOSE ALL OR PART OF OUR INVESTMENT IN PETROVANTAGE IF PETROVANTAGE IS UNABLE TO DEVELOP A FUNCTIONAL SOLUTION OR IF THE PETROVANTAGE SOLUTION IS NOT ADOPTED BY THE MARKET TO THE EXTENT NEEDED FOR US TO RECOUP OUR INVESTMENT.

    On September 14, 2000, we announced that we had formed PetroVantage, Inc. to develop a collaborative Internet-based software solution for optimizing and coordinating trading and logistics decisions and workflow within and between companies involved in evaluating, transporting and trading of crude oil, intermediates and refined products. We have committed to invest $10 million in PetroVantage and may invest additional amounts in the future. We may lose all or a portion of our investment in PetroVantage if PetroVantage's collaborative software solution does not gain market acceptance, is unable to achieve profitability or positive cash flow, or otherwise fails to meet our expectations.

    The operation of PetroVantage differs significantly from the operation of our traditional business, and PetroVantage has no operating history that can be used to evaluate its business and future prospects. The creation and maintenance of a new collaborative software solution for crude oil, intermediate petroleum products, and refined petroleum products is a new, rapidly evolving and intensely competitive business. There are competing software solutions and internet sites that provide alternative ways to improve the performance of companies working in the petroleum market, and these companies may choose one of these alternatives over PetroVantage even though PetroVantage provides the benefits and workflow improvements we plan to provide.

    PetroVantage faces significant risks and uncertainties relating to its ability to implement its new and unproven business model. These risks include the following:

    -- PetroVantage may be unable to attract commodity traders, brokers, petroleum companies, logistics providers, and other parties to participate in pilot development programs or to use PetroVantage as their platform for carrying out activities related to the trading of crude oil and other petroleum products. These individuals and companies may be committed to other solutions or projects to trade crude oil, intermediates and refined petroleum products, may be unconvinced of the value of using a solution like PetroVantage offers.

    -- The PetroVantage software solution requires significant investment in software development, business development, and technical implementations, and may not be completed, operational and profitable before the allocated investment has been spent, and there can be no assurance that we will be able to invest the funds needed to bring PetroVantage to profitability or that we will be able to attract additional investment capital from other business firms or companies.

    -- PetroVantage's business model relies on its ability to provide users of the PetroVantage solution with a superior trading or workflow and decision-making experience. The effective promotion and positioning of PetroVantage will depend heavily upon PetroVantage's efforts to provide users with high quality and efficient service to help them carry out transactions. To accomplish this goal, PetroVantage will invest heavily in site development, technology and operating infrastructure development. We cannot be certain that PetroVantage will be able to develop, license or acquire, and then integrate, those technologies, if at all, without delays or inefficiencies.

    -- PetroVantage's business model relies heavily on the value provided to users of the solution by decision support software applications and collaboration among trading partners. To accomplish this PetroVantage will need to design a compelling workflow for petroleum trading, develop or modify our decision support software to be useable over the Internet, develop software optimization applications with our decision support software and provide data and information from petroleum companies and others. We cannot be certain that the workflow design will meet the needs of traders or be favored by traders, brokers and other companies; that the decision support software will work well over the Internet, that the optimization tools will provide the optimized and mathematically correct answers or that we will be able to establish arrangements for sharing information or carrying out transactions with brokers, petroleum companies, shipping companies or individuals or companies who participate in the petroleum market.

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

OUR BUSINESS MAY SUFFER IF WE FAIL TO ADDRESS THE CHALLENGES ASSOCIATED WITH INTERNATIONAL OPERATIONS.

    We have derived approximately 50% of our total revenues from customers outside the United States in each of the past three fiscal years. We anticipate that revenues from customers outside the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

    -- unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers;

    --   political and economic instability;

    --   difficulties in managing distributors and representatives;

    --   difficulties in staffing and managing foreign subsidiary operations;

    -- difficulties and delays in translating products and product documentation into foreign languages; and

    --   potentially adverse tax consequences.

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

     Principal (Notional) Amounts by Expected Maturity in U.S. Dollars($)

                                     FAIR VALUE AT                                                    FY2005 &
                                        3/31/01       FY2001      FY2002       FY2003     FY2004     THEREAFTER
                                     -------------   --------     --------    -------     -------    ----------
Cash Equivalents...................      $ 9,624     $ 9,624          --           --          --          --
Weighted Average Interest Rate.....         5.10%       5.10%         --           --          --          --
Investments........................      $42,531     $ 8,495      $21,182     $ 9,155     $ 1,540      $2,158
Weighted Average Interest Rate.....         6.19%       5.40%        6.30%       6.05%       7.09%       6.82%
Total Portfolio....................      $52,155     $18,119      $21,182     $ 9,155     $ 1,540      $2,158
Weighted Average Interest Rate.....         5.99%       5.40%        6.30%       6.05%       7.09%       6.82%

     Impact of Foreign Currency Rate Changes

     During the first nine months of fiscal 2001, the U.S. dollar strengthened against most currencies in Europe and Asia/Pacific. The translation of the parent company's intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts receivable amounts denominated in a foreign currency.

     Foreign Exchange Hedging

     We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $9.6 million of foreign exchange forward contracts denominated in British, French, Japanese, Swiss, German and Netherlands currencies which represented underlying customer accounts receivable transactions at the end of the third quarter of fiscal 2001. We adopted SFAS 133 in the first quarter of fiscal 2001. As a result, at each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and loss related to these instruments for the first, second and third quarters of fiscal 2001 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

     The following table provides information about our foreign exchange forward contracts at the end of the third quarter of fiscal 2001. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at the end of the third quarter of fiscal 2001.

Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:


                                  AVERAGE       FORWARD AMOUNT
                                 CONTRACT       IN U.S. DOLLARS
CURRENCY                           RATE         (IN THOUSANDS)      CONTRACT ORIGINATION DATE       CONTRACT MATURITY DATE
--------                         --------      ----------------     -------------------------       ----------------------
Japanese Yen....................  109.29          $ 3,774           Various: Apr 98 -- Mar 01       Various: Apr 01 -- Mar 03
British Pound Sterling..........    1.50            3,565           Various: Jul 99 -- Jan 01       Various: Apr 01 -- Feb 03
Swiss Franc.....................    1.65              791           Various: Jul 99 -- Mar 01       Various: Apr 01 -- Dec 02
French Franc....................    7.07              532           Various: Jan 99 -- Jan 01       Various: Apr 01 -- Dec 02
Thailand Bhat...................   43.20              474           Various: Jan 01                 Various: Jan 02
German Deutsche Mark............    2.12              447           Various: Apr 99 -- Jan 01       Various: Jul 01 -- Oct 01
Netherland Guilder..............    2.40               28           Various: Aug 00                 Various: Aug 01 -- Aug 02
                                                  -------
         Total...........................         $ 9,611
                                                  =======

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On October 25, 2000, we acquired Broner Systems, a provider of advanced planning and scheduling software specifically designed for the metals industry. This investment consisted of 22,884 shares of common stock, valued on the date of acquisition at $37.875 per share or $866,731.50.

    On February 28, 2001, we made an investment in Optimum Logistics Ltd., an internet-based open logistics system for bulk materials. This investment consisted of 219,515 shares of common stock, valued on the date of the agreement at $26.0625 per share or $5,721,109.69

ITEM 5.  OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

  3.1(1)     Certificate of Incorporation of Aspen Technology, Inc.
  3.2(1)     By-Laws of Aspen Technology, Inc.
 10.3(2)     Credit Agreement between Fleet National Bank and Aspen Technology,
             Inc. dated October 27, 2000.
----------
(1) Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated March 12, 1998 (filed on March 27, 1998) and incorporated herein by reference.

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


                                   ASPEN TECHNOLOGY, INC.


                                   By: /s/ LISA W. ZAPPALA
                                       -----------------------------------------
                                       Lisa W. Zappala
                                       Senior Vice President and Chief Financial
                                       Officer


Date: May 15, 2001