Form 10-Q
period 2001-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2001-11-14
CIK 929940

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 000-24786

ASPEN TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2739697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ten Canal Park, Cambridge, Massachusetts 02141

(Address of principal executive office and zip code)

Registrant’s telephone number, including area code:

(617) 949-1000

      Indicate by check mark whether the registrant: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes  ☑           No  ☐

      As of October 31, 2001, there were 31,540,423 shares of the Registrant’s common stock (par value $.10 per share) outstanding.

CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE

ASPEN TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets as of September 30, 2001 and June 30, 2001	2
	Consolidated Condensed Statements of Operations for the Three Months Ended September 30, 2001 and 2000	3
	Consolidated Condensed Statements of Cash Flows for the Three Months Ended September 30, 2001 and 2000	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURES		25

Item 1.      Financial Statements.

ASPEN TECHNOLOGY, INC

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2001	2001

	(Unaudited and
	in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$25,517	$36,633
Short-term investments	29,992	31,005
Accounts receivable, net	71,948	86,737
Unbilled services	32,506	29,652
Current portion of long-term installments receivable, net	27,272	31,094
Deferred tax asset	3,351	3,252
Prepaid expenses and other current assets	18,368	17,591

Total current assets	208,954	235,964

Long-term installments receivable, net of current portion	38,721	43,428

Property and leasehold improvements, at cost	119,588	112,935
Accumulated depreciation and amortization	(73,366)	(69,659)

	46,222	43,276

Computer software development costs, net	9,113	8,539
Other intangible assets, net	19,473	20,483
Goodwill, net	23,657	23,481
Deferred tax asset	15,529	15,686
Other assets	16,506	15,737

	$378,175	$406,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$247	$2,539
Accounts payable and accrued expenses	48,378	62,959
Unearned revenue	17,349	18,711
Deferred revenue	24,936	24,341

Total current liabilities	90,910	108,550

Long-term debt, less current maturities	1,977	1,899

5 1/4% Convertible subordinated debentures	86,250	86,250

Deferred revenue, less current portion	7,265	8,190

Other liabilities	635	635

Stockholders’ Equity:
Common stock	3,189	3,157
Additional paid-in capital	231,809	228,976
Accumulated deficit	(38,486)	(24,127)
Accumulated other comprehensive loss	(3,240)	(4,751)
Deferred compensation and notes receivable from stockholders	(1,632)	(1,683)
Treasury stock, at cost	(502)	(502)

Total stockholders’ equity	191,138	201,070

	$378,175	$406,594

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,

	2001	2000

	(Unaudited and in thousands,
	except per share data)
Software licenses	$19,231	$32,582
Service and other	42,011	36,906

Total revenues	61,242	69,488

Cost of software licenses	2,444	2,565
Cost of service and other	25,193	22,320
Selling and marketing	26,624	24,718
Research and development	17,999	14,992
General and administrative	7,422	6,565
Restructuring charge	2,642	—
Charge for in-process research and development	—	5,000

Total costs and expenses	82,324	76,160
Loss from operations	(21,082)	(6,672)
Other (expense) income, net	(184)	(134)
Interest income, net	753	1,541

Loss before benefit from income taxes	(20,513)	(5,265)
Benefit from income taxes	(6,154)	(1,580)

Net loss	$(14,359)	$(3,685)

Basic and diluted loss per share	$(0.45)	$(0.13)

Basic and diluted weighted average shares outstanding	31,760	29,181

The accompanying notes are an integral component of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,

	2001	2000

	(Unaudited and
	in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,359)	$(3,685)
Adjustments to reconcile net loss to net cash provided by operating activities (net of acquisition-related activity disclosed below):
Depreciation and amortization	5,634	4,898
Charge for in-process research and development	—	5,000
Deferred income taxes	(34)	514
Decrease in accounts receivable	15,294	3,891
Increase in unbilled services	(2,321)	(1,132)
Decrease in installments receivable	8,532	4,702
Increase in prepaid expenses and other current assets	(584)	(2,324)
Decrease in accounts payable and accrued expenses	(14,731)	(8,750)
(Decrease) increase in unearned revenue	(1,489)	577
Decrease in deferred revenue	(362)	(3,667)

Net cash (used) provided by operating activities	(4,420)	24

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(6,420)	(4,739)
Sale of investment securities	1,082	2,241
(Increase) decrease in other long-term assets	(753)	226
Increase in computer software development costs	(1,616)	(1,184)
Decrease in other long-term liabilities	—	(247)
Cash used in the purchase of business, net of cash acquired	—	(8,969)

Net cash used in investing activities	(7,707)	(12,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock purchase plan	2,723	2,118
Exercise of stock options	142	5,867
Payments of long-term debt and capital lease obligations	(2,251)	(377)

Net cash provided by financing activities	614	7,608

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	397	(106)

DECREASE IN CASH AND CASH EQUIVALENTS	(11,116)	(5,146)
CASH AND CASH EQUIVALENTS, beginning of period	36,633	49,371

CASH AND CASH EQUIVALENTS, end of period	$25,517	$44,225

During the three months ended September 30, 2000, the Company acquired a company in a purchase transaction. This acquisition is summarized as follows —
Fair value of assets acquired, excluding cash		$22,857
Payments in connection with the acquisitions, net of cash acquired		(8,969)

Liabilities assumed		$13,888

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2001
(Unaudited)

1.     Interim Condensed and Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2001, which are contained in the Annual Report on 10-K of Aspen Technology, Inc. (Company), as previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and periods presented have been included. The consolidated balance sheet presented as of June 30, 2001 has been derived from the consolidated financial statements that have been audited by Aspen Technology’s independent public accountants. The results of operations for the three-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.     Accounting Policies

     (a)  Revenue Recognition

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

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments, generally over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated statements of operations. The interest rate utilized for the three-month periods ended September 30, 2001 and 2000 was 8.0% and 9.0%, respectively. At September 30, 2001, the Company had installments receivable of approximately $7.9 million denominated in foreign currencies. The September 2001 foreign installments receivable mature through May 2005 and have been hedged with specific foreign currency contracts. There have been no material gains or losses recorded relating to hedge contracts for the periods presented. The Company does not use derivative financial instruments for speculative or trading purposes.

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

     (b)  Computer Software Development Costs

      Certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed”, the Company defines the establishment of technological feasibility as the development of a working model. Amortization of capitalized computer software development costs is provided on a product-by-product basis using the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations in each of the three-month periods ending September 30, 2001 and 2000 was approximately $1.0 million and $0.8 million, respectively.

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

      The following dilutive effect of potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months
	Ended
	September 30,

	2001	2000

Options and Warrants	1,199	3,521
Convertible Debt	1,628	1,628

Total	2,827	5,149

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

     (d)  Investments

      Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders’ equity and accumulated other comprehensive loss. Realized investment gains and losses were not material in the three-month periods ending September 30, 2001 and 2000, respectively. Investments held as of September 30, 2001 consisted of $29.9 million in U.S. corporate bonds and $1.0 million in money market funds. The Company does not use derivative financial instruments in its investment portfolio.

     (e)  Derivative Instruments and Hedging

      Effective July 1, 2000, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 138, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in earnings. The adoption of SFAS No. 133 has resulted in an immaterial cumulative effect on income and other comprehensive income for the Company.

      Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company’s assets that are denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and certain European currencies. These foreign exchange contracts are entered into to hedge recorded installments receivable made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies. At September 30, 2001, the Company had effectively hedged $7.9 million of installments receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than risk management.

      The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain accounts receivable and are recognized as other income or expense within the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. A small portion of the forward foreign currency exchange contract is designated to hedge the future interest income of the related receivables. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge.

      The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of September 30, 2001. The information is provided in U.S. dollar amounts, as presented in the Company’s consolidated condensed financial statements. The table presents the notional

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

amount (at contract exchange rates) and the weighted average contractual foreign currency rates (in thousands, except average contract rates):

	Notional	Average
	Amount	Contract Rate

Japanese Yen	$2,932	110.54
British Pound Sterling	2,835	1.48
Swiss Franc	611	1.67
Thailand Bhat	474	43.20
French Franc	399	7.00
Euro	380	0.89
German Deutsche Mark	252	2.28
Netherlands Guilder	14	2.39

	$7,897

Estimated fair value	$6,209 *

*	The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates as of September 30, 2001. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company’s banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

3.     Sale of Installments Receivable

      The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for approximately $7.8 million during the three-month period ended September 30, 2001. The financial institutions have partial recourse to the Company only upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company’s contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company’s recourse obligations, as defined.

      At September 30, 2001, the balance of the uncollected principal portion of all contracts sold was $109.3 million. The Company’s potential recourse obligation related to these contracts was approximately $8.6 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

4.     Intangible Assets and Goodwill

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement supercedes Accounting Principles Board Opinion No. 17, “Intangible Assets,” and applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for non-calendar year-end companies whereby the entity’s fiscal year begins after March 15, 2001 and its first interim period financial statements have not been issued. Pursuant to this statement, the Company elected early adoption during the first fiscal quarter ended September 30, 2001. The goodwill associated with past acquisitions is no longer subject to amortization over its estimated useful life. Such goodwill will be subject to an annual assessment for impairment by applying a fair-value based test. The Company is currently assessing these assets for impairment and has not yet determined whether or to the extent to which the annual assessment process will affect the financial statements.

(a)	Acquired other intangible assets subject to future amortization at September 30, 2001 consisted of the following (in thousands):

	Gross
	Carrying	Accumulated
Asset Class	Amount	Amortization

Existing Technology	$29,285	$10,229
Uncompleted Contracts	936	936
Trade Name	766	441
Patent	99	39
Financing Costs	67	35

Total	$31,153	$11,680

      Aggregate amortization expense for amortized other intangible assets for the three months ended September 30, 2001 was $1.3 million.

     (b)  Goodwill

      The changes in the carrying amount for the three months ended September 30, 2001 were as follows (in thousands):

Carrying amount as of June 30, 2001	$23,481
Effect of change in rates used for translation	176

Carrying amount as of September 30, 2001	$23,657

      In the three months ended September 30, 2000 the Company amortized $0.3 million related to goodwill. This amortization, net of taxes, would have reduced the reported loss by $0.2 million. This change would not have affected the reported basic or diluted earnings per share of $(0.13).

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.     Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three-months ended September 30, 2001 and 2000 were as follows (in thousands):

	Three Months Ended
	September 30,

	2001	2000

Net loss	$(14,359)	$(3,685)
Unrealized gain on investments	70	330
Foreign currency adjustment	1,492	(504)

Comprehensive loss	$(12,797)	$(3,859)

7.     Restructuring and Other Charges

      During August 2001, in light of further economic uncertainties, Company management made a decision to adjust its business plan by further reducing spending. This change in business plan consisted of a reduction in worldwide headcount of approximately 5% of the workforce and a reduction of certain future discretionary expenses. As a result of these measures, the Company recorded a restructuring charge of $2.6 million, primarily for severance, for the quarter ending September 30, 2001. As of September 30, 2001, there was approximately $1.2 million remaining in the accrued expenses relating to the remaining severance due under the restructuring.

      In the third quarter of fiscal 2001, the revenues realized by the Company were reduced from the Company’s expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. Like many other software companies, the Company reduced its revenue expectations for the fourth quarter and for the fiscal year 2002 until revenue visibility and predictability improves. Based on these reduced revenue expectations Company management evaluated the business plan and made significant changes, resulting in a restructuring plan for the Company’s operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of the Company’s e-business focus to emphasize its marketplace solutions. The restructuring plan resulted in a pretax charge totaling $7.0 million. As of September 30, 2001, there was approximately $3.3 million remaining in the accrued expenses relating to the restructuring. This amount primarily relates to the close-down/consolidation of facilities.

      In the fourth quarter of fiscal 1999, the Company undertook certain actions to restructure its business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of the Company’s core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. As of September 30, 2001, there was approximately $2.0 million remaining in the accrued expenses relating to the restructuring. This amount primarily relates to the close-down/consolidation of facilities.

8.     Segment Information

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

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

      The accounting policies of the line of business operating segments are the same as those described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The Company does not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments. The following table presents a summary of operating segments (in thousands):

		Consulting	Maintenance
	License	Services	and Training	Total

Three Months Ended September 30, 2001 —
Revenues from unaffiliated customers	$19,231	$27,490	$14,521	$61,242
Controllable expenses	14,863	17,192	2,857	34,912

Controllable margin(1)	$4,368	$10,298	$11,664	$26,330

Three Months Ended September 30, 2000 —
Revenues from unaffiliated customers	$32,582	$24,407	$12,499	$69,488
Controllable expenses	11,565	17,403	3,266	32,234

Controllable margin(1)	$21,017	$7,004	$9,233	$37,254

(1)	The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

     Profit Reconciliation (in thousands):

	Three Months Ending
	September 30,

	2001	2000

Total controllable margin for reportable segments	$26,330	$37,254
Selling and marketing	(20,469)	(20,924)
Research and development	(5,039)	(1,624)
General and administrative and overhead	(19,262)	(16,378)
Restructuring and other charges	(2,642)	—
Charge for in-process research and development	—	(5,000)
Interest and other income and expense, net	569	1,407

Loss before benefit from income taxes	$(20,513)	$(5,265)

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2001. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER “FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK” AND ELSEWHERE IN THIS QUARTERLY REPORT.

Results of Operations: Comparison of the Three Months Ended September 30, 2001 and 2000

      We adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” in the first quarter of fiscal 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, companies will no longer amortize goodwill and certain other intangible assets with indefinite lives, but will instead assess for impairment using a fair-value-based test, on at least an annual basis. Effective July 1, 2001, we have adopted SFAS No. 142. We are currently assessing these assets for impairment, and have not yet determined whether or the extent to which they will affect the financial statements.

      In light of further economic uncertainties, Company management made a decision to adjust its business plan by further reducing worldwide headcount by approximately 5% and recorded a restructuring charge of $2.6 million for the quarter ending September 30, 2001.

     Total Revenues.

      Revenues are derived from software licenses and maintenance and other services. Total revenues for the three months ended September 30, 2001 were $61.2 million, a decrease of 11.9% from $69.5 million in the comparable period of fiscal 2001.

      Total revenues from customers outside the United States were $31.3 million or 51.1% of total revenues for the three months ended September 30, 2001, as compared to $28.6 million or 41.2% of total revenues for the comparable period in fiscal 2001. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 2002, the overall mix of revenues from customers outside the United States is expected to be relatively consistent with the prior year.

     Software License Revenues.

      Software license revenues represented 31.4% of total revenues for the three months ended September 30, 2001, as compared to 46.9% in the comparable period of fiscal 2001. Revenues from software licenses for the three months ended September 30, 2001 were $19.2 million, a decrease of 41.0% from $32.6 million in the comparable period of fiscal 2001. These decreases are due to the current uncertain economic environment, combined with the impact of the September 11, 2001 attacks, negatively affecting the close rate of software deals at the end of September.

     Service and Other Revenues.

      Revenues from service and other consist of consulting services, post contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended September 30, 2001 were $42.0 million, an increase of 13.8% from $36.9 million in the comparable period in fiscal 2001. This increase reflects an improvement in our support and maintenance business resulting from the higher level of license revenues in late fiscal 2000 and early fiscal 2001 as compared to the comparable prior periods, as well as improvements in the pricing and utilization of our consulting services business.

     Cost of Software Licenses.

      Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging costs. Cost of software licenses for the three months ended September 30, 2001 was $2.4 million, a decrease of 4.7% from $2.6 million in the comparable period of fiscal 2001. Cost of software licenses as a percentage of revenues from software licenses was 12.7% for the three months ended September 30, 2001 as compared to 7.9% for the three months ended September 30, 2000. The percentage increase was due primarily to certain fixed costs spread over the lower license revenue for the quarter ended September 30, 2001 compared to the same period of fiscal 2001.

     Cost of Service and Other.

      Cost of service and other consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the cost of manuals sold separately. Cost of service and other for the three months ended September 30, 2001 was $25.2 million, an increase of 12.9% from $22.3 million in the comparable period in fiscal year 2001. Cost of service and other as a percentage of service and other revenues was 60.0% in the three months ended September 30, 2001 and 60.5% in the comparable period of fiscal year 2001. This percentage decrease was a result of software maintenance revenues, which increased at a rate higher than the costs required to support the higher revenue base, as well as increased revenue per hour, and improved utilization rates of billable engineers in the three months ended September 30, 2001.

     Selling and Marketing Expenses.

      Selling and marketing expenses for the three months ended September 30, 2001 were $26.6 million, an increase of 7.7% from $24.7 million in the comparable period in fiscal year 2001. As a percentage of total revenues, selling and marketing expenses were 43.5% for the three months ended September 30, 2001, as compared to 35.6% for the comparable period in fiscal 2000. The dollar increase was attributable to an expense base that increased to support an expected higher license revenue level. We continue to selectively invest in sales personnel and regional sales offices to improve our geographic proximity to our customers, to maximize the penetration of existing accounts and to add new customers. The increase in costs also was attributable to our continued investment in partnerships and initiatives to expand market awareness of our company and our products and services, as well as the roll out of certain e-business initiatives including PetroVantage.

     Research and Development Expenses.

      Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct our product development efforts. Capitalized research and development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses during the three months ended September 30, 2001 were $18.0 million, an increase of $3.0 million, or 20.1%, from $15.0 million in the comparable period of fiscal 2001. As a percentage of revenues, research and development costs were 29.4% for the three months ended September 30, 2001, as compared to 21.6% for the same period in fiscal 2001. The increase in costs was attributable to the continued roll-out of our asset optimization and value chain solutions, including the addition of costs relating to the acquisitions we made in fiscal 2001, and other e-business technologies including PetroVantage. We capitalized

7.9% of our total research and development costs during the three months ended September 30, 2001 as compared to 9.6% in the comparable period of fiscal year 2001.

     General and Administrative Expenses.

      General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of certain intangibles. General and administrative expenses were $7.4 million for the three months ended September 30, 2001 and $6.6 million for the comparable period in fiscal 2001, an increase of $0.9 million, or 13.1%. This increase is attributable primarily to a higher level of amortization relating to other intangible assets arising from our acquisitions in fiscal 2001, offset in part by the discontinued amortization of goodwill in fiscal 2001. In addition to this net change of amortization, general and administrative expenses increased due to a higher level of personnel employed to support our expected growth.

     Restructuring and Other Charges.

      During August 2001, in light of further economic uncertainties, management made a decision to adjust the business plan by further reducing spending. This change in business plan consisted of a reduction in worldwide headcount of approximately 5% of the workforce and a reduction of certain future discretionary expenses. As a result of these measures, we recorded a restructuring charge of $2.6 million, primarily for severance, for the quarter ending September 30, 2001.

     Interest Income.

      Interest income is generated from the investment of excess cash in short-term and long-term investments and from the license of software pursuant to installment contracts for engineering suite software. Under these installment contracts, we offer customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of the engineering suite customers have elected to license our products through installment contracts. Included in the annual payments is an implicit interest charge based upon the interest rate established us at the time of the license. As we sell more perpetual licenses for eSupply Chain and Plantelligence Solutions, these new sales are being paid for in forms that are not installment contracts. If the mix of sales moves away from installment contracts, the interest income in future periods will be reduced. We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any period is the result of the implicit interest established by us on installment contracts and the size of the contract portfolio. Interest income was $2.1 million for the three months ended September 30, 2001 and $2.8 million for the comparable period in fiscal 2001. This decrease was attributable to the overall decline in available short-term and long-term investments for the quarter ended September 30, 2001 compared to the same period of fiscal 2001.

     Interest Expense.

      Interest expense is generated from interest charged on our 5 1/4% convertible debentures, bank line of credit, notes payable and capital lease obligations. Interest expense was $1.3 million for each of the three months ended September 30, 2001 and 2000.

     Tax Rate.

      The effective tax rate for the three months ended September 30, 2001 and 2000 was 30.0% of pretax income (loss).

Liquidity and Capital Resources

      During the three months ended September 30, 2001, our cash and cash equivalents balance decreased by $11.1 million. This decrease was due to operations using approximately $4.4 million of cash during the three months ended September 30, 2001, primarily as the result of the net loss, the decrease in accounts payable and accrued expenses, and the increase in unbilled services offset by the decrease in accounts receivable and installment receivables. In addition, approximately $6.4 million was used for capital purchases and $2.1 million used to pay-off a note issued in connection with our acquisition of Icarus.

      We have arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. During the three months ended September 30, 2001, installment contracts decreased to $65.9 million, net of $7.8 million of installment contracts sold to the two financial institutions. Our arrangements with these two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At September 30, 2001, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $109.3 million, for which we have a partial recourse obligation of approximately $8.6 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

      We maintain a $30.0 million secured bank line of credit, expiring October 26, 2003, that provides for borrowings based on of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank’s prime rate (5.50% at September 30, 2001) or, at our option, a rate equal to a defined LIBOR, plus a specified margin. The line of credit agreement requires us to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net worth and of the ratio of cash and cash equivalents, accounts receivable and current portion of our long term installments receivable to current liabilities. At September 30, 2001, there were no outstanding borrowings under the line of credit.

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

      In the event of a change of control, as defined, each holder of the debentures may require us to repurchase those debentures, in whole or in part, for cash or, at our option, for common stock (valued at 95% of the average last reported sale prices for the five trading days immediately preceding the repurchase date) at a price of 100% of principal amount plus accrued interest to the repurchase date. The debentures are unsecured obligations and are subordinated in right of payment to all existing and future senior debt, as defined.

      As of September 30, 2001, we had cash and cash-equivalents totaling $25.5 million, as well as short-term investments totaling $30.0 million. Our commitments as of September 30, 2001 consisted primarily of leases on our headquarters and other facilities. Other than our $0.9 million remaining capital commitment to Optimum Logistics and our $0.4 million commitment to our new joint venture in Japan there were no other material commitments for capital or other expenditures. We believe our current cash balances, availability of sales of our installment contracts, availability under our bank line of credit and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may, however, seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources.

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

      As a result of lower-than-anticipated license revenues in our fiscal quarter ended September 30, 2001, our operating results for the quarter were below the expectations of public market analysts and many investors. If, due to one or more of the foregoing factors or an unanticipated cause, our operating results fail to meet the expectations of public market analysts and investors in a future quarter, the market price of our common stock would likely decline.

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

      On September 14, 2000, we announced that we had formed PetroVantage, Inc. to develop a collaborative Internet-based software solution for optimizing and coordinating trading and logistics decisions and workflow among companies involved in evaluating, transporting and trading of crude oil, intermediates and refined products. We have invested $11.3 million in PetroVantage operating expenses and have committed to fund operations through at least the end of fiscal year 2002. We may lose all or a portion of our investment in PetroVantage if PetroVantage’s collaborative software solution does not gain market acceptance, is unable to achieve profitability or positive cash flow, or otherwise fails to meet our expectations.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

      Information relating to quantitative and qualitative disclosure about market risk is set forth under the caption “Notes to Consolidated Condensed Financial Statements,” [2. (a), (d) and (e)] and below under the captions “Investment Portfolio” and “Foreign Exchange Hedging.”

     Investment Portfolio.

      We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy also limits the amount of credit exposure to any one issuer and the types of instruments approved for investment. We do not expect any material loss with respect to our investment portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

      Principal (Notional) Amounts by Expected Maturity in U.S. Dollars($)

	Fair Value at	Fiscal	Fiscal	Fiscal	Fiscal
	9/30/01	2002	2003	2004	2005

Cash Equivalents	$25,517	$25,517	—	—	—
Weighted Average Interest Rate	3.05%	3.05%	—	—	—
Investments	$29,992	$14,460	$10,799	$1,542	$3,191
Weighted Average Interest Rate	5.45%	5.21%	5.34%	7.09%	6.13%
Total Portfolio	$55,509	$39,977	$10,799	$1,542	$3,191
Weighted Average Interest Rate	4.35%	3.83%	5.34%	7.09%	6.13%

     Impact of Foreign Currency Rate Changes.

      During the first three months of fiscal 2002, the U.S. dollar weakened against most currencies in Europe and Asia/ Pacific. The translation of the parent company’s intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts receivable amounts denominated in a foreign currency.

     Foreign Exchange Hedging.

      We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $7.9 million of foreign exchange forward contracts denominated in British, French, Japanese, Swiss, German, Thailand, Netherlands, and Euro currencies which represented underlying customer accounts receivable transactions at the end of the first quarter of fiscal 2002. We adopted SFAS 133 for the first quarter of fiscal 2001. As a result, at each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and loss related to these instruments for the first quarter of fiscal 2002 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we can not assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

      The following table provides information about our foreign exchange forward contracts at the end of the first quarter of fiscal 2002. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at the end of the first quarter of fiscal 2002.

      Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

	Average	Forward
	Contract	Amount	Contract Origination	Contract Maturity
Currency	Rate	in U.S. Dollars	Date	Date

		(In thousands)
Japanese Yen	110.54	$2,932	Various: Jan 99 – Aug 01	Various: Oct 01 – Mar 03
British Pound Sterling	1.48	2,835	Various: July 99 – Sept 01	Various: Oct 01 – Feb 03
Swiss Franc	1.67	611	Various: July 99 – Nov 00	Various: Feb 02 – Dec 02
Thailand Bhat	43.20	474	Jan 01	Jan 02
French Franc	7.00	399	Various: Jan 99 – Nov 00	Various: July 01 – Dec 02
Euro	0.89	380	Various: July 01 – Aug 01	Various: Oct 01 – May 03
German Deutsche Mark	2.28	252	Oct 00	Oct 01
Netherlands Guilder	2.39	14	Aug 01	Aug 02

Total		$7,897

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.

      We are not a party to any material pending legal proceedings. We may be a party to lawsuits in the normal course of our business. We note that securities litigation, in particular, can be expensive and disruptive to our normal business operations and the outcome of complex legal proceedings can be very difficult to predict.

Item 6.      Exhibits and Reports on Form 8-K.

      (a)  Exhibits

      None

      (b)  Reports on Form 8-K

      On August 8, 2001, the Company filed a Current Report on Form 8-K, to report under Items (Other Events) that the Company had announced its fourth quarter earnings for fiscal 2001. Financial statements were filed with this report.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.

Date: November 14, 2001

By:	/s/ LISA W. ZAPPALA

Lisa W. Zappala
Senior Vice President and Chief Financial Officer