Form 10-Q
period 2001-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2002-02-14
CIK 929940

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 2001.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-24786

Aspen Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2739697 (I.R.S. Employer Identification No.)

Ten Canal Park, Cambridge, Massachusetts 02141

(Address of principal executive office and zip code)

(617) 949-1000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     ☑     Yes               ☐     No

      As of February 12, 2002, there were 31,792,616 shares of the Registrant’s common stock (par value $.10 per share) outstanding.

ASPEN TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1.     Financial Statements

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2001	2001

	(Unaudited and in
	thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$51,794	$36,633
Short-term investments	14,253	31,005
Accounts receivable, net	83,867	86,737
Unbilled services	27,909	29,652
Current portion of long-term installments receivable, net	25,127	31,094
Deferred tax asset	3,252	3,252
Prepaid expenses and other current assets	19,102	17,591

Total current assets	225,304	235,964

Long-term installments receivable, net	34,155	43,428

Property and leasehold improvements, at cost	118,931	112,935
Accumulated depreciation and amortization	(74,107)	(69,659)

	44,824	43,276

Computer software development costs, net	9,580	8,539
Other intangible assets, net	17,304	19,612
Goodwill, net	24,459	24,352
Deferred tax asset	15,731	15,686
Other assets	16,945	15,737

	$388,302	$406,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,373	$2,539
Accounts payable and accrued expenses	47,920	62,959
Unearned revenue	18,980	18,711
Deferred revenue	30,582	24,341

Total current liabilities	99,855	108,550

Long-term debt, less current maturities	4,810	1,899

5 1/4% Convertible subordinated debentures	86,250	86,250

Deferred revenue, less current portion	6,116	8,190

Other liabilities	635	635

Stockholders’ Equity:
Common stock	3,195	3,157
Additional paid-in capital	232,138	228,976
Accumulated deficit	(38,588)	(24,127)
Accumulated other comprehensive loss	(4,028)	(4,751)
Deferred compensation and notes receivable from stockholders	(1,579)	(1,683)
Treasury stock, at cost	(502)	(502)

Total stockholders’ equity	190,636	201,070

	$388,302	$406,594

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

	(Unaudited and in thousands, except per share data)
Software licenses	$39,939	$40,630	$59,170	$73,212
Service and other	42,002	41,057	84,013	77,963

Total revenues	81,941	81,687	143,183	151,175

Cost of software licenses	3,054	2,999	5,499	5,564
Cost of service and other	25,206	24,544	50,398	46,864
Selling and marketing	28,451	27,704	55,075	52,422
Research and development	17,829	16,568	35,828	31,560
General and administrative	7,520	7,600	14,942	14,165
Restructuring charge	—	—	2,642	—
Charge for in-process research and development	—	2,615	—	7,615

Total costs and expenses	82,060	82,030	164,384	158,190

Loss from operations	(119)	(343)	(21,201)	(7,015)
Other income (expense), net	(171)	252	(355)	118
Write-off of investment	—	(5,000)	—	(5,000)
Interest income, net	144	1,328	897	2,869

Loss before benefit from income taxes	(146)	(3,763)	(20,659)	(9,028)
Benefit from income taxes	(44)	(1,128)	(6,198)	(2,708)

Net loss	$(102)	$(2,635)	$(14,461)	$(6,320)

Basic and diluted earnings (loss) per share	$0.00	$(0.09)	$(0.46)	$(0.21)

Basic and diluted weighted average shares outstanding	31,748	29,747	31,740	29,493

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,

	2001	2000

	(Unaudited and in
	thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(14,461)	$(6,320)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (net of acquisition-related activity disclosed below):
Depreciation and amortization	11,283	10,352
Charge for in-process research and development	—	7,615
Deferred income taxes	(45)	(1,382)
Decrease in accounts receivable	3,164	1,484
Decrease (increase) in unbilled services	2,057	(1,919)
Decrease (increase) in installments receivable	15,242	(2,396)
Increase in prepaid expenses and other current assets	(1,398)	(1,642)
Decrease in accounts payable and accrued expenses	(15,175)	(16,129)
Increase in unearned revenue	193	4,686
Increase (decrease) in deferred revenue	4,147	(5,233)

Net cash provided by (used in) operating activities	5,007	(10,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(10,820)	(8,902)
Proceeds from sale of fixed assets	2,519	—
Sale of investment securities	16,646	16,546
Increase in other long-term assets	(1,199)	(3,574)
Write-off of investment	—	5,000
Increase in computer software development costs	(3,132)	(2,510)
Decrease in other long-term liabilities	—	(478)
Cash used in the purchase of business, net of cash acquired	—	(18,351)

Net cash generated by (used in) investing activities	4,014	(12,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock purchase plans	3,052	2,118
Exercise of stock options	148	7,408
Proceeds from (payments of) long-term debt and capital lease obligations	2,723	(561)

Net cash provided by financing activities	5,923	8,965

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	217	(174)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,161	(14,362)
CASH AND CASH EQUIVALENTS, beginning of period	36,633	49,371

CASH AND CASH EQUIVALENTS, end of period	$51,794	$35,009

During the six months ended December 31, 2000, the Company acquired certain companies in purchase transactions These acquisitions are summarized as follows:
Fair value of assets acquired, excluding cash	$—	$35,431
Payments in connection with the acquisitions, net of cash acquired	—	(18,351)

Liabilities assumed	$—	$17,080

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

December 31, 2001
(Unaudited)

1.     Interim Condensed and Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2001, which are contained in the Annual Report on 10-K of Aspen Technology, Inc. (Company), as previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of June 30, 2001 has been derived from the consolidated financial statements that have been audited by the Company’s independent public accountants. The results of operations for the three-month and six-month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.     Accounting Policies

     (a) Revenue Recognition

      Effective July 1, 1998, the Company adopted Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended and interpreted. License revenue, including license renewals, consists primarily of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence (VSOE) exists for all undelivered elements. The Company determines VSOE based upon the price charged when the same element is sold separately. Maintenance and support VSOE represents a consistent percentage of the license fees charged to customers. Consulting services VSOE represents standard rates, which the Company charges its customer when they sell their consulting services separately. For an element not yet being sold separately, VSOE represents the price established by management having the relevant authority when it is probably that the price, once established, will not change before the separate introduction of the element into the marketplace. Revenue under license agreements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with SOP 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.” Under the residual method, the fair market value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient VSOE for professional services, training and maintenance and support services. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. The Company uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

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

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rate utilized for the three and six-month periods ended December 31, 2001 were 7.0% and 7.0% to 8.0%, respectively. In the three and six-month periods ended December 31, 2000, the rate utilized was 9.0%. At December 31, 2001, the Company had installments receivable of approximately $8.9 million denominated in foreign currencies. The December 2001 foreign installments receivable mature through April 2006 and have been hedged with specific foreign currency contracts. There have been no material gains or losses recorded relating to hedge contracts for the periods presented. The Company does not use derivative financial instruments for speculative or trading purposes.

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on the recognition, disclosure and presentation of revenue in financial statements. The adoption of SAB 101 by the Company in the fourth quarter of the fiscal year ended June 30, 2001 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

     (b) Computer Software Development Costs

      Certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed”, the Company defines the establishment of technological feasibility as the development of a working model. Amortization of capitalized computer software development costs is provided on a product-by-product basis using the straight line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations in the three and six month periods ending December 31, 2001 were $1.1 and $2.1 million, respectively, as compared to the three and six-month periods ended December 31, 2000, which were $1.1 and $1.9 million, respectively.

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

      The following dilutive effect of potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,

	2001	2000	2001	2000

Options and Warrants	1,648	2,956	1,907	3,268
Convertible Debt	1,628	1,628	1,628	1,628

Total	3,276	4,584	3,535	4,896

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

     (d) Investments

      Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders’ equity and accumulated other comprehensive loss. Realized investment gains and losses were not material in the three and six-month periods ending December 31, 2001 and 2000. Investments held as of December 31, 2001 consist of $14.3 million in U.S. Corporate Bonds. The Company does not use derivative financial instruments in its investment portfolio.

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

      Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company’s assets that are denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and certain European currencies. These foreign exchange contracts are entered into to hedge recorded installments receivable made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies. At December 31, 2001, the Company had effectively hedged $8.7 million of installments receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than risk management.

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

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of December 31, 2001. The information is provided in U.S. dollar amounts, as presented in the Company’s consolidated condensed financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates (in thousands, except average contract rates):

	Notional	Average
	Amount	Contract Rate

Japanese Yen	$4,662	112.69
British Pound Sterling	2,673	1.48
Swiss Franc	611	1.64
Euro	437	0.89
French Franc	346	7.13
Netherlands Guilder	14	2.39

	$8,743

Estimated fair value	$8,072 *

*	The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of December 31, 2001. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company’s banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

3.     Sale of Installments Receivable

      The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for approximately $13.0 and $21.0 million, respectively, during the three and six-month periods ended December 31, 2001. The financial institutions have partial recourse to the Company only upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company’s contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company’s recourse obligations, as defined.

      At December 31, 2001, the balance of the uncollected principal portion of all contracts sold was $109.8 million. The Company’s potential recourse obligation related to these contracts is approximately $8.4 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

4.     Intangible Assets and Goodwill

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement supercedes Accounting Principles Board Opinion No. 17, “Intangible Assets,” and applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for non-calendar year companies whereby the entity’s fiscal year begins after March 15, 2001 and its first interim period financial statements have not been issued. Pursuant to this statement, the Company elected early adoption during the first fiscal quarter ended September 30, 2001. The goodwill associated with past acquisitions is no longer subject to amortization over its estimated useful life. Such goodwill will be subject to an annual assessment for impairment by applying a fair-value based test. In the second quarter of fiscal 2002 goodwill was tested for impairment for each reporting unit of the entity comparing the fair value with carrying value. The test determined no impairment of goodwill as fair value exceeded carrying value for each reporting entity.

(a)	Acquired other intangible assets subject to future amortization at December 31, 2001 consisted of the following (in thousands):

	Gross
	Carrying	Accumulated
Asset Class	Amount	Amortization

Existing technology	$27,999	$11,086
Uncompleted contracts	936	936
Trade name	766	460
Patent	99	41
Financing costs	67	40

Total	$29,867	$12,563

      Aggregate amortization expense for amortized other intangible assets for the three months and six-months ended December 31, 2001 was $1.2 and $2.5 million, respectively.

     (b) Goodwill

      The changes in the carrying amount by reporting unit for the six months ended December 31, 2001 were as follows (in thousands):

	Reporting Unit

			Maintenance
		Consulting	and
	License	Services	Training	Total

Carrying amount as of June 30, 2001	$21,078	$944	$2,330	$24,352
Effect of change in rates used for translation	92	4	11	107

Carrying amount as of December 31, 2001	$21,170	$948	$2,341	$24,459

      In the three months ended December 31, 2000, the Company amortized $0.6 million related to goodwill. Excluding this amortization the reported loss, net of taxes, would have been reduced by $0.4 million. The reported basic and diluted loss per share would have otherwise been $(0.08). For the six months ended December 31, 2000, the Company amortized $0.9 million related to goodwill. Excluding this amortization the reported loss, net of taxes, would have been reduced by $0.6 million. The reported basic and diluted loss per share would have otherwise been $(0.19).

5.     Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of compre-

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

hensive income (loss) for the three and six-months ended December 31, 2001 and 2000 are as follows (in thousands):

	Three Months Ended		Six Months Ended

	2001	2000	2001	2000

Net loss	$(102)	$(2,635)	$(14,461)	$(6,320)
Unrealized gain (loss) on investments	(175)	206	(106)	536
Foreign currency adjustment	(613)	387	829	(117)

Comprehensive loss	$(890)	$(2,042)	$(13,738)	$(5,901)

6.     Restructuring and Other Charges

      During the first quarter of fiscal 2002, in light of further economic uncertainties, Company management made a decision to adjust its business plan by further reducing spending. This change in business plan consisted of a reduction in worldwide headcount of approximately 5% of the workforce and a reduction of certain future discretionary expenses. As a result of these measures, the Company recorded a restructuring charge of $2.6 million, primarily for severance, for the quarter ending September 30, 2001. As of December 31, 2001, there was approximately $0.2 million remaining in the accrued expenses relating to the remaining severance due under the restructuring.

      In the third quarter of fiscal 2001, the revenues realized by the Company were reduced from the Company’s expectations as customer delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. The Company reduced its revenue expectations for the fourth quarter and for the fiscal year 2002 until revenue visibility and predictability improve. Based on these reduced revenue expectations, Company management evaluated the business plan and made significant changes, resulting in a restructuring plan for the Company’s operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of the Company’s e-business focus to emphasize its marketplace solutions. The restructuring plan resulted in a pretax charge totaling $7.0 million. As of December 31, 2001, there was approximately $2.7 million remaining in the accrued expenses relating to the restructuring. This amount primarily relates to the close-down and consolidation of facilities.

      In the fourth quarter of fiscal 1999, the Company undertook certain actions to restructure its business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of the Company’s core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. As of December 31, 2001, there was approximately $1.2 million remaining in the accrued expenses relating to the restructuring. This amount primarily relates to the close-down and consolidation of facilities.

7.     Segment Information

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

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The accounting policies of the line of business operating segments are the same as those described in the Company’s Form 10-K for the fiscal year ended June 30, 2001. The Company does not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments. The following table presents a summary of operating segments (in thousands):

		Consulting	Maintenance
	License	Services	and Training	Total

Three Months Ended December 31, 2001 —
Revenues from unaffiliated customers	$39,939	$27,195	$14,807	$81,941
Controllable expenses	14,562	17,563	2,873	34,998

Controllable margin(1)	$25,377	$9,632	$11,934	$46,943

Three Months Ended December 31, 2000 —
Revenues from unaffiliated customers	$40,630	$26,612	$14,445	$81,687
Controllable expenses	14,409	17,758	3,713	35,880

Controllable margin(1)	$26,221	$8,854	$10,732	$45,807

Six Months Ended December 31, 2001 —
Revenues from unaffiliated customers	$59,170	$54,686	$29,327	$143,183
Controllable expenses	29,426	34,755	5,729	69,910

Controllable margin(1)	$29,744	$19,931	$23,598	$73,273

Six Months Ended December 31, 2000 —
Revenues from unaffiliated customers	$73,212	$51,019	$26,944	$151,175
Controllable expenses	25,974	35,161	6,979	68,114

Controllable margin(1)	$47,238	$15,858	$19,965	$83,061

(1)	The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

	Three Months Ending		Six Months Ending
	December 31,		December 31,

	2001	2000	2001	2000

Total controllable margin for reportable segments	$46,943	$45,807	$73,273	$83,061
Selling and marketing	(21,741)	(23,469)	(42,210)	(44,393)
Research and development	(5,242)	(2,961)	(10,281)	(4,585)
General and administrative and overhead	(20,079)	(17,105)	(39,341)	(33,483)
Restructuring	—	—	(2,642)	—
Charge for in-process research and development	—	(2,615)	—	(7,615)
Write-off of investment	—	(5,000)	—	(5,000)
Interest and other income and expense, net	(27)	1,580	542	2,987

Loss before benefit from income taxes	$(146)	$(3,763)	$(20,659)	$(9,028)

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

8.     Subsequent Events

     (a) Series B-1 convertible preferred stock

      On February 6, 2002, the Company sold 30,000 shares of Series B-1 convertible preferred stock (Series B-1 Preferred), together with five-year warrants to purchase 365,854 shares of common stock at an initial exercise price of $23.99 per share, to three institutional investors for an aggregate purchase price of $30,000,000. The Company received an estimated $28.3 million in net cash proceeds after closing costs. The purchasers may be required to purchase, and the Company may be required to sell, shares of Series B-2 convertible preferred stock, together with additional warrants, on or about February 28, 2002 for an aggregate purchase price of $20.0 million, except in the circumstances provided in the securities purchase agreement entered into in connection with the placement of the Series B-1 Preferred and warrants.

      The Series B-1 Preferred accrues dividends at an annual rate of 4% that is payable quarterly, commencing June 30, 2002, in either cash or common stock, at the Company’s option.

      Each share of Series B-1 Preferred is convertible into a number of shares of common stock equal to its stated value (initially $1,000 per share) by a conversion price of $19.97. As a result, the shares of Series B-1 Preferred initially are convertible into an aggregate of approximately 1,502,254 shares of common stock. If the Company issues additional shares of common stock, or instruments convertible or exchangeable for common stock, at an effective net price less than the lesser of (a) $17.75 and (b) the then-applicable conversion price, the conversion price will be reduced to equal that effective net price. These adjustments do not apply to the issuance of common stock or such instruments in specified firm commitment underwritten public offerings, strategic arrangements, mergers or acquisitions, and grants and purchases of securities pursuant to equity incentive plans. In addition, the conversion price of the Series B-1 Preferred is subject to equitable adjustment in the event of stock splits, stock dividends, distributions, subdivisions or combinations affecting common stock.

      The Company may require holders to convert their shares of Series B-1 Preferred into common stock if the closing price of the common stock has exceeded 135% of the conversion price for 25 consecutive trading days at any time after the effective date of a registration statement covering the common stock issuable upon conversion.

      The Series B-1 Preferred is subject to mandatory redemption on February 7, 2009. From August 6, 2003 until February 6, 2004, holders may require that the Company redeem up to a total of 15,000 shares of Series B-1 Preferred if the average closing price of the common stock for the 20 consecutive trading days immediately preceding August 6, 2003 or any date thereafter is below the then-applicable conversion price. Beginning on February 6, 2004, holders may require that the Company redeem any or all of their shares of Series B-1 Preferred. Any such redemption must be made in cash or stock, at the Company’s option (subject to the satisfaction of specified conditions set forth in the Company’s charter), at a price equal to the stated value plus accrued but unpaid dividends. In addition, in the event of a specified change of control, a holder may require that the Company redeem shares of Series B-1 Preferred in cash at a price equal to 115% of the stated value, plus accrued but unpaid dividends. In such an event, a holder alternatively may elect to convert shares of Series B-1 Preferred into the consideration that the holder would have received had the holder converted the shares of Series B-1 Preferred into common stock immediately before the change of control event.

     (b) Accenture

      On February 12, 2002 the Company entered into a strategic alliance with Accenture focused on creating solutions for manufacturing and supply chain execution by chemical and petroleum manufacturers. The Company received a nonexclusive perpetual license to certain intellectual property owned by Accenture as well as professional development services relating to the existing intellectual property.

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The Company will work closely with Accenture to jointly market and promote the developed solutions in the chemicals and petroleum markets and Accenture will become a strategic implementation partner for these solutions.

      As part of the alliance arrangements, the Company agreed to issue shares of common stock to Accenture in up to three installments:

•	On or before June 9, 2002, the Company will issue to Accenture a number of shares of common stock equal to $18.5 million divided by the average closing price of the common stock on the ten trading days ending one day before the date of issuance.

•	On August 30, 2002, the Company will issue to Accenture a number of shares of common stock equal to $11.1 million divided by the average closing price of the common stock on the ten trading days ending one day before the date of issuance.

•	If Accenture completes specified development work, the Company will, on or about July 31, 2003, issue to Accenture a number of shares of common stock of up to $7.4 million divided by the average closing price of the common stock on the ten trading days ending one day before the date of issuance. Additionally, in consideration for the development work, beginning July 1, 2002, the Company will pay Accenture a royalty on sales of the software relating to the alliance arrangement over a four-year period.

      In contemplation of the Company’s issuance of these shares of common stock, Accenture and Aspen entered into a registration rights agreement, under which the Company agreed to register the common stock for sale by Accenture under the Securities Act of 1933 and a stockholder agreement relating to, among other things, the voting and transfer of those shares.

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

Results of Operations:     Comparison of the Three and Six Months Ended December 31, 2001 and 2000

      We adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” in the first quarter of fiscal 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, companies will no longer amortize goodwill and certain other intangible assets with indefinite lives, but will instead assess for impairment using a fair-market-based test, on at least an annual basis. In the second quarter of fiscal 2002 goodwill was tested for impairment for each reporting unit of the entity comparing the fair value with carrying value. The test determined no impairment of goodwill as fair value exceeded carrying value for each reporting entity.

      In light of further economic uncertainties, management made a decision to adjust the business plan by further reducing worldwide headcount by approximately 5% and recorded a restructuring charge of $2.6 million for the quarter ending September 30, 2001.

     Total Revenues

      Revenues are derived from software licenses and maintenance and other services. Total revenues for the three months ended December 31, 2001 were $81.9 million, an increase of 0.3% from $81.7 million in the comparable period of fiscal 2001. Total revenues for the six months ended December 31, 2001 were $143.2 million, a decrease of 5.3% from $151.2 million in the comparable period of fiscal 2001.

      Total revenues from customers outside the United States were $29.7 and $60.9 million, or 36.2% and 42.6%, of total revenues for the three and six months ended December 31, 2001, respectively. The non-US revenues for the comparable periods in fiscal 2001 were $42.5 and $71.2 million, or 52.0% and 47.1%, of total revenues. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 2002, the overall mix of revenues from customers outside the United States is expected to be relatively consistent with the prior year.

     Software License Revenues

      Software license revenues represented 48.7% of total revenues for the three months ended December 31, 2001, as compared to 49.7% in the comparable period of fiscal 2001. Revenues from software licenses for the three months ended December 31, 2001 were $39.9 million, a decrease of 1.7% from $40.6 million in the comparable period of fiscal 2001. The second quarter of fiscal 2002 reflected a significant software license investment by The Dow Chemical Company in order to expand its use of our integrated manufacturing solution, Plantelligence, to increase the efficiency and profitability of its manufacturing operations.

      Software license revenues represented 41.3% of total revenues for the six months ended December 31, 2001, as compared to 48.4% in the comparable period of fiscal 2001. Revenues from software licenses for the six months ended December 31, 2001 were $59.2 million, a decrease of 19.2% from $73.2 million in the comparable period of fiscal 2001. This decrease was due to continued weakness in the economy as compared to the prior years first quarter, combined with the impact of the terrorist attacks on the United States on

September 11, 2001 that negatively affected the close rate of software deals at the end of the first quarter fiscal 2002.

     Service and Other Revenues

      Revenues from service and other consist of consulting services, post contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended December 31, 2001 were $42.0 million, an increase of 2.3% from $41.1 million in the comparable period in fiscal 2001. Revenues from service and other for the six months ended December 31, 2001 were $84.0 million, an increase of 7.8% from $78.0 million in the comparable period in fiscal 2001. These increases reflected an improvement in our support and maintenance business resulting from the higher level of license revenues in late fiscal 2000 and early fiscal 2001 as compared to the comparable prior periods, as well as additional revenue-generating employees hired to support the expanding consulting services business.

     Cost of Software Licenses

      Cost of software licenses consists of royalties, amortization of previously capitalized software costs, cost related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. Cost of software licenses for the three and six months ended December 31, 2001 was $3.0 and $5.5 million, respectively, an increase of 1.8% and a decrease of 1.2% from $3.0 and $5.6 million in the comparable periods of fiscal 2001. Cost of software licenses as a percentage of revenues from software licenses was 7.6% and 9.3% for the three and six months ended December 31, 2001, respectively, as compared to 7.4% and 7.6% for the three and six months ended December 31, 2000, respectively. The percentage increase was due primarily to certain fixed costs spread over the lower license revenue for the six months ended December 31, 2001 compared to the same period of fiscal 2001.

     Cost of Service and Other

      Cost of service and other consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the cost of manuals sold separately. Cost of service and other for the three and six months ended December 31, 2001 was $25.2 and $50.4 million, respectively, an increase of 2.7% and 7.5% from $24.5 and $46.9 million in the comparable periods in fiscal year 2001. Cost of service and other as a percentage of service and other revenues was 60.0% for both the three and six months ended December 31, 2001, respectively, and 59.8% and 60.1% in the comparable periods of fiscal year 2001. The percentage increases of the total costs were in direct proportion to the revenue increases for the three and six months ending December 31, 2001.

     Selling and Marketing Expenses

      Selling and marketing expenses for the three and six months ended December 31, 2001 were $28.5 and $55.1 million, respectively, an increase of 2.7% and 5.1% from $27.7 and $52.4 million in the comparable periods in fiscal year 2001. As a percentage of total revenues, selling and marketing expenses were 34.7% and 38.5% for the three and six months ended December 31, 2001, respectively, as compared to 33.9% and 34.7% for the comparable periods in fiscal 2001. The dollar increase was attributable to an expense base that increased to support an expected higher license revenue level. We continue to selectively invest in sales personnel and regional sales offices to improve our geographic proximity to our customers, to maximize the penetration of existing accounts and to add new customers. The increase in costs also was attributable to our continued investment in partnerships and initiatives to expand market awareness of our company and our products and services, as well as the roll out of certain e-business initiatives including PetroVantage.

     Research and Development Expenses

      Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct our product development efforts. Capitalized research and development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses during the three and six months ended December 31, 2001 were $17.8 and $35.8 million, respectively, an increase of 7.2% and 13.3%, respectively, from $16.6 and $31.6 million in the comparable periods of fiscal 2001. As a percentage of revenues, research and development costs were 21.8%

and 25.0% for the three and six months ended December 31, 2001, respectively, as compared to 20.3% and 20.9% for the same periods in fiscal 2001. The increase in costs was attributable to the continued rollout of our asset optimization and value chain solutions, including the additional costs related to the acquisitions we made in fiscal 2001, and other e-business technologies, including PetroVantage. We capitalized 8.0% and 7.9% of our total research and development costs during the three and six months ended December 31, 2001, respectively, as compared to 7.2% and 7.4% in the comparable periods of fiscal year 2001.

     General and Administrative Expenses

      General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of certain intangibles. General and administrative expenses were $7.5 and $14.9 million for the three and six months ended December 31, 2001, respectively, and $7.6 and $14.2 million for the comparable periods in fiscal 2001. This increase was attributable primarily to a higher level of amortization relating to other intangible assets arising from our acquisitions in fiscal 2001, offset in part by the discontinued amortization of goodwill in fiscal 2001. In addition to this net change of amortization, general and administrative expenses increased due to a higher level of personnel employed to support our expected growth.

     Restructuring Charges

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

     Interest Income

      Interest income was generated from the investment of excess cash in short-term and long-term investments and from the license of software pursuant to installment contracts for engineering suite software. Under these installment contracts, we offer customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of the engineering suite customers have elected to license our products through installment contracts. Included in the annual payments is an implicit interest charge based upon the interest rate established us at the time of the license. As we sell more perpetual licenses for eSupply Chain and Plantelligence Solutions, these new sales are being paid for in forms that are not installment contracts. If the mix of sales moves away from installment contracts, the interest income in future periods will be reduced. We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any period is the result of the implicit interest established by us on installment contracts and the size of the contract portfolio. Interest income was $1.5 and $3.6 million for the three and six months ended December 31, 2001, respectively, and $2.7 and $5.5 million for the comparable periods in fiscal 2001. This decrease was attributable to the overall decline in available short-term and long-term investments, plus the decline in interest rates.

     Interest Expense

      Interest expense was generated from interest charged on our 5  1/4% convertible debentures, bank line of credit, notes payable and capital lease obligations. Interest expense was $1.4 and $2.7 million for the three and six months ended December 31, 2001, respectively, and $1.3 and $2.6 million for the comparable periods in fiscal 2001.

     Tax Rate

      The effective tax rate for the three and six months ended December 31, 2001 and 2000 was approximately 30.0% of pretax loss.

Liquidity and Capital Resources

      During the six months ended December 31, 2001, our cash and cash equivalents balance increased by $15.2 million. This increase is attributed to operations providing $5.0 million due primarily to the decrease in accounts receivable and installments receivable, plus the increase in deferred revenue, offset by the $14.5 million net loss. Net cash generated from investing activities was approximately $4.0 million due to the sale of investment securities of $16.6 million offset by $10.8 million used for capital purchases. Net cash provided by financing activities increased $5.9 million due primarily to a $5.2 million equipment and software lease line established in the second quarter of fiscal 2002 offset by $2.1 million used to pay-off a note in connection with the Icarus acquisition.

      We have arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. During the six months ended December 31, 2001, installment contracts decreased to $59.3 million, net of $21.0 million of installment contracts sold to the two financial institutions. Our arrangements with these two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At December 31, 2001, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $109.8 million, for which we have a partial recourse obligation of approximately $8.4 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

      We maintain a $30.0 million secured bank line of credit, expiring October 26, 2003. Advances under the line of credit bear interest at a rate equal to the bank’s prime rate (4.75% at December 31, 2001) or, at our option, a rate equal to a defined LIBOR, plus a specified margin. The line of credit agreement requires us to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net worth and of the ratio of cash and cash equivalents, accounts receivable and current portion of our long term installments receivable to current liabilities. At December 31, 2001, there were no outstanding borrowings under the line of credit.

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

      On February 6, 2002, we issued and sold 30,000 shares of Series B-1 convertible preferred stock, together with warrants to purchase 365,854 shares of common stock, for a purchase price of $30.0 million. Our net proceeds from this placement are estimated to be $28.3 million, after deducting the placement agent fee and our other expenses in connection with the placement. The Series B-1 preferred accrues dividends at an annual rate of 4% that is payable quarterly, commencing June 30, 2002, in either cash or common stock, at our option (subject to our satisfaction of specified conditions set forth in our charter). Each share of Series B-1 preferred is convertible into a number of shares of common stock equal to the stated value, which initially is $1,000, divided by a conversion price of $19.97, subject to antidilution and other adjustments. As a result, the shares of Series B-1 preferred initially are convertible into an aggregate of approximately 1,502,254 shares of common stock. The Series B-1 preferred is subject to mandatory redemption on February 7, 2009.

      As of December 31, 2001, we had cash and cash-equivalents totaling $51.8 million, as well as short-term investments totaling $14.3 million. Our commitments as of December 31, 2001 consisted primarily of leases on our headquarters and other facilities. Our other remaining capital commitments includes a $0.5 million remaining capital commitment to Optimum Logistics and a $0.4 million commitment to a new joint venture in Japan.

      We believe our current cash balances (including proceeds from the Series B-1 convertible preferred stock issuance), cash-equivalents, short-term investments, the availability of sales of our installment contracts, availability under our bank line of credit and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may, however, seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources.

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

      We have experienced in the past, and may experience again in the future, problems integrating the operations of a newly acquired company with our own operations. Acquisitions also expose us to potential risks, including diversion of management’s attention, failure to retain key acquired personnel, assumption of legal or other liabilities and contingencies, and the amortization of other acquired intangible assets. Moreover, customer dissatisfaction with, or problems caused by, the performance of any acquired products or technologies could hurt our reputation.

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

      A number of legislative proposals have been made by federal, state, local and foreign governments that would impose additional taxes on the provision of goods and services over the Internet, and some states have taken measures to tax Internet-related activities. In November 2001, Congress extended until November 1, 2003 a moratorium on state and local taxes on Internet access or on discriminatory taxes on electronic commerce. State and local laws existing in October 1998 when the moratorium first took effect, were excluded from this moratorium. When this moratorium is ultimately lifted, some type of federal or state taxes may be imposed upon Internet commerce. The imposition of sales, value-added or similar taxes could make it more expensive to use our software platforms, diminish our competitiveness and harm our business and operating results.

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

      On September 14, 2000, we announced that we had formed PetroVantage, Inc. to develop a collaborative Internet-based software solution for optimizing and coordinating trading and logistics decisions and workflow among companies involved in evaluating, transporting and trading of crude oil, intermediates and refined products. We had invested $14.3 million in PetroVantage operating expenses through December 31, 2001 and have committed to fund operations through at least the end of fiscal year 2002. We may lose all or a portion of our investment in PetroVantage if PetroVantage’s collaborative software solution does not gain market acceptance, is unable to achieve profitability or positive cash flow, or otherwise fails to meet our expectations.

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

We may require additional capital.

      We may need to raise additional capital in order to fund the continued development and marketing of our solutions. We expect our current cash balances (including proceeds from the Series B-1 convertible preferred stock issuance), cash-equivalents, short-term investments, availability of sales of our installment contracts, availability under our bank line of credit and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties or to fund one or more acquisitions. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

Our common stockholders may experience further dilution and the price of our common stock may decline as a result of our Series B-1 convertible preferred stock financing.

      On February 6, 2002, we issued and sold 30,000 shares of Series B-1 convertible preferred stock, together with warrants to purchase 365,854 shares of common stock, for a purchase price of $30.0 million.

      Each share of Series B-1 preferred is convertible into a number of shares of common stock equal to the stated value, which initially is $1,000, divided by a conversion price of $19.97, subject to antidilution and other adjustments. If we issue additional shares of common stock, or instruments convertible or exchangeable for common stock, at an effective net price less than the lesser of (a) $17.75 and (b) the then-applicable conversion price, the conversion price will be reduced to equal that effective net price. These adjustments do not apply to the issuance of common stock or such instruments in specified firm commitment underwritten public offerings, strategic arrangements, mergers or acquisitions, and grants and purchases of securities pursuant to equity incentive plans.

      The Series B-1 preferred accrues dividends at an annual rate of 4% that is payable quarterly, commencing June 30, 2002, in either cash or common stock, at our option (subject to our satisfaction of specified conditions set forth in our charter). From August 6, 2003 until February 6, 2004, holders may require that we redeem up to a total of 15,000 shares of Series B-1 preferred if the average closing price of the common stock for the 20 consecutive trading days immediately preceding August 6, 2003 or any date thereafter is below the then-applicable conversion price. Beginning on February 6, 2004, holders may require that we redeem any or all of their shares of Series B-1 preferred. Any such redemption must be made in cash or stock, at our option (subject to our satisfaction of specified conditions set forth in our charter), at a price equal to the stated value plus accrued but unpaid dividends. We will be required to redeem all of the then-outstanding Series B-1 preferred on February 7, 2009 at a price equal to the stated value plus all accrued but unpaid dividends. The redemption price may be paid in cash, common stock or both, at our option (subject to our satisfaction of specified conditions set forth in our charter).

      As a result of these and other provisions, the Series B-1 preferred may be converted, and the warrants may be exercised, at a price per share that may be less than the then-current market price of the common stock, which may cause substantial dilution to our existing common stockholders. If the conversion price of the Series B-1 preferred or the exercise price of the warrants decreases as a result of antidilution provisions, the number of shares of common stock issuable in connection with any dividends conversion or redemption could increase significantly.

      We are required to register the shares of common stock issuable upon conversion and upon exercise of the warrants under the Securities Act for public resale. Any sale of shares of common stock upon conversion of the Series B-1 preferred and exercise of the warrants into the public market could cause a decline in the trading price of the common stock.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

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

      Principal (Notional) Amounts by Expected Maturity in U.S. Dollars($)

	Fair Value at
	12/31/01	FY2002	FY2003	FY2004	FY2005

Cash Equivalents	$51,794	$51,794	—	—	—
Weighted Average Interest Rate	2.01%	2.01%	—	—	—
Investments	$14,253	$5,385	$4,210	$1,485	$3,173
Weighted Average Interest Rate	5.68%	5.05%	5.63%	7.09%	6.13%
Total Portfolio	$66,047	$57,179	$4,210	$1,485	$3,173
Weighted Average Interest Rate	2.80%	2.30%	5.63%	7.09%	6.3%

     Impact of Foreign Currency Rate Changes

      During the first six months of fiscal 2002, the U.S. dollar generally strengthened against Asia/ Pacific currencies, but weakened against most currencies in Europe. The translation of the parent company’s intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts and installment receivable amounts denominated in a foreign currency.

     Foreign Exchange Hedging

      We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $8.7 million of foreign exchange forward contracts denominated in British, French, Japanese, Swiss, Netherlands, and Euro currencies which represented underlying customer accounts receivable transactions at the end of the second quarter of fiscal 2002. We adopted SFAS 133 in the first quarter of fiscal 2001. As a result, at each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and loss related to these instruments for the first and second quarters of fiscal 2001 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

      The following table provides information about our foreign exchange forward contracts at the end of the second quarter of fiscal 2002. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at the end of the second quarter of fiscal 2002.

      Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

		Forward
	Average	Amount
	Contract	in U.S. Dollars
Currency	Rate	(in thousands)	Contract Origination Date	Contract Maturity Date

Japanese Yen	112.69	$4,662	Various: Apr 99 – Oct 01	Various: Feb 02 – Dec 03
British Pound Sterling	1.48	2,673	Various: Jul 99 – Dec 01	Various: Jan 02 – Dec 03
Swiss Franc	1.64	611	Various: Jul 99 – Nov 00	Various: Feb 02 – Dec 02
Euro	0.89	437	Various: Jul 01 – Oct 01	Various: Feb 02 – May 03
French Franc	7.13	346	Various: Jul 99 – Nov 00	Various: Jan 02 – Dec 02
Netherland Guilder	2.39	14	Various: Aug 01	Various: Aug 02

Total		$8,743

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

Item 2.     Changes in Securities and Use of Proceeds

      On February 6, 2002, we issued and sold 30,000 shares of Series B-1 convertible preferred stock, together with warrants to purchase 365,854 shares of common stock, for a purchase price of $30.0 million. In the discussion below, we refer to these securities as Series B-1 preferred and initial warrants. The Series B-1 preferred and initial warrants were issued in a private placement to three institutional investors.

Series B-1 Preferred

      Each share of Series B-1 preferred has an initial stated value of $1,000. The Series B-1 preferred accrues dividends at an annual rate of 4% that is payable quarterly, commencing June 30, 2002, in either cash or common stock, at our option (subject to our satisfaction of specified conditions set forth in our charter). The Series B-1 preferred is subject to mandatory redemption on February 7, 2009.

     Conversion

      Conversion at Option of Holders. Each share of Series B-1 preferred is convertible into a number of shares of common stock equal to the stated value, which initially is $1,000, divided by a conversion price of $19.97, subject to antidilution and other adjustments summarized below and set forth in detail in our charter. As a result, the shares of Series B-1 preferred initially are convertible into an aggregate of approximately 1,502,254 shares of common stock. If we issue additional shares of common stock, or instruments convertible or exchangeable for common stock, at an effective net price less than the lesser of (a) $17.75 and (b) the then-applicable conversion price, the conversion price will be reduced to equal that effective net price. These adjustments do not apply, however, to the issuance of common stock or such instruments in specified firm commitment underwritten public offerings, strategic arrangements, mergers or acquisitions, and grants and purchases of securities pursuant to equity incentive plans. In addition, the conversion price of the Series B-1 preferred is subject to equitable adjustment in the event of stock splits, stock dividends, distributions, subdivisions or combinations affecting common stock.

      Mandatory Conversion. In general, we may require holders to convert their shares of Series B-1 preferred into common stock if the closing price of the common stock has exceeded 135% of the conversion price for 25 consecutive trading days at any time after the effective date of a registration statement covering the common stock issuable upon conversion. We may be precluded, to the extent set forth in our charter, from exercising this right in circumstances where some of the 25 trading days occurred after we have publicly announced a change of control event.

     Redemption

      Redemption at Option of Holders. From August 6, 2003 until February 6, 2004, holders may require that we redeem up to a total of 15,000 shares of Series B-1 preferred if the average closing price of the common stock for the 20 consecutive trading days immediately preceding August 6, 2003 or any date thereafter is below the then-applicable conversion price. Beginning on February 6, 2004, holders may require that we redeem any or all of their shares of Series B-1 preferred. Any such redemption must be made in cash or stock, at our option (subject to our satisfaction of specified conditions set forth in our charter), at a price equal to the stated value plus accrued but unpaid dividends. The Series B-1 preferred is not subject to optional redemption before August 6, 2003, except as described in the following paragraph.

      Redemption or Conversion upon Change of Control. In the event of a specified “change of control,” a holder may require that we redeem shares of Series B-1 preferred in cash at a price equal to 115% of the stated value, plus accrued but unpaid dividends. In such an event, a holder alternatively may elect to convert shares of Series B-1 preferred into the consideration that the holder would have received had the holder converted the shares of Series B-1 preferred into common stock immediately before the change of control event. Events constituting a change of control for these purposes are set forth in our charter.

      Mandatory Redemption. We will be required to redeem all of the then-outstanding Series B-1 preferred on February 7, 2009 at a price equal to the stated value plus all accrued but unpaid dividends. The redemption price may be paid in cash, common stock or both, at our option (subject to our satisfaction of specified conditions set forth in our charter).

     Repurchase

      Upon the occurrence of specified “triggering events,” each holder may require that we repurchase all or any portion of the shares of Series B-1 preferred then held by such holder at a price per share equal to 115% of the greater of:

•	the stated value of the shares, and

•	the market value of the common stock issuable upon conversion of the shares,

together with all accrued and unpaid dividends. In addition, holders may require that we repurchase all or any portion of shares of common stock previously issued upon conversion of shares of Series B-1 preferred, at a price per share equal to 115% of the market value of the common stock.

      The triggering events are set forth in our charter and in general relate to:

•	bankruptcy-related events;

•	changes of control;

•	a suspension of trading of the common stock;

•	our failure to have sufficient authorized shares of common stock reserved for issuance upon conversions of Series B-1 preferred or exercises of initial warrants or to deliver common stock certificates upon any such conversion or exercise;

•	our failure to cause a registration statement to be filed, or to be declared and maintained effective, as required under the registration rights agreement;

•	our failure to make a cash payment when due, or any other continuing default by us, under any of the documents delivered in connection with the placement.

      If a triggering event (other than a bankruptcy-related event, a change of control or a payment default) occurs and is continuing after the expiration of any applicable cure period, we must pay holders an amount in cash equal to one percent for each of the first two months, and two percent for each subsequent month, of the aggregate purchase price originally paid for the Series B-1 preferred and initial warrants. These amounts will no longer accrue to a holder if the holder elects to have its Series B-1 preferred and initial warrants repurchased as described above.

     Initial Warrants

      The initial warrants are exercisable through February 6, 2007 to purchase 365,854 shares of common stock at an initial exercise price of $23.99 per share. If we issue additional shares of common stock, or instruments convertible or exchangeable for common stock, at an effective net price less than the exercise price, the exercise price will be reduced to equal that effective net price. These adjustments do not apply, however, to the issuance of common stock or such instruments in specified firm commitment underwritten public offerings, strategic arrangements, mergers or acquisitions, and grants and purchases of securities pursuant to equity incentive plans. The initial warrants are subject to repurchase as described above.

     Registration of Underlying Common Stock

      In connection with the transactions described above, we have agreed to register for resale under the Securities Act the shares of common stock issuable upon conversion of the Series B-1 preferred shares and exercisable under the initial warrants. Pursuant to the registration rights agreement, we have agreed to register these shares on a shelf registration statement on Form S-3. We have agreed to have an initial registration statement declared effective by May 30, 2002 and to use our best efforts to keep it continuously effective until the earlier of (a) the second anniversary of the closing of the purchase of the Series B-2 preferred stock and the additional warrants or (b) all the shares covered by the registration statement have been sold. During such period, we may not suspend sales under the registration statement except in the limited circumstances set forth in the registration rights agreement.

Item 4.     Submission of Matters to a Vote of Security Holders

      We held our annual meeting of stockholders on December 11, 2001 to (1) elect two directors to hold office until our 2004 annual meeting of stockholders and (2) vote on two other proposals described below. Proxies for the meeting were solicited in accordance with Section 14(a) of the Securities Exchange Act pursuant to a proxy statement dated November 5, 2001. There was no solicitation in opposition to the persons nominated by the board of directors, and both of the board’s nominees were elected. The votes cast by proxy or in person with respect to the election of directors, as determined by the final report of the inspectors, are set forth below. There were no broker non-votes with respect to either nominee.

Nominee	Votes for Nominee	Votes Withheld

Joseph F. Boston	28,390,290	1,933,673
Gresham T. Brebach, Jr.	29,521,750	802,213

      The following directors of the company continued in office after the annual meeting: Lawrence B. Evans, Douglas R. Brown, Stephen L. Brown, Stephen M. Jennings, and Joan C. McArdle.

      Stockholders also approved a charter amendment to increase the number of authorized shares of common stock from 40,000,000 to 120,000,000. A total of 22,609,358 shares were voted for the proposal to approve the charter amendment, 7,660,819 shares were voted against the proposal, and holders of 53,786 shares abstained from voting on the proposal.

      Stockholders also approved a stockholder proposal recommending that the board of directors rescind the stockholder rights plan it had adopted on March 12, 1998 and that the directors agree not to reissue or extend these rights, or create a new rights plan, unless approved by a majority of the outstanding shares at a meeting of stockholders. A total of 14,280,155 shares were voted for the proposal, 12,446,168 shares were voted against the proposal, holders of 965,775 shares abstained from voting on the proposal, and there were 2,631,865 broker non-votes on the proposal.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

          None

      (b) Report on Form 8-K

      On October 29, 2001, we filed a current report on Form 8-K, with respect to our operating results for the quarter ended September 30, 2001.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.

By:	/s/LISA W. ZAPPALA

Lisa W. Zappala
Senior Vice President and
Chief Financial Officer

Date:     February 14, 2002