Form 10-Q
period 2002-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2002-05-15
CIK 929940

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002.

or

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes       No

          As of May 13, 2002, there were 35,488,520 shares of the registrant’s common stock (par value $.10 per share) outstanding.

Item 1.   Financial Statements

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2002	2001

	(Unaudited and in
	thousands)
ASSETS

Current assets:

Cash and cash equivalents	$103,174	$36,633

Short-term investments	14,624	31,005

Accounts receivable, net	81,152	86,737

Unbilled services	32,388	29,652

Current portion of long-term installments receivable, net	22,865	31,094

Deferred tax asset	3,252	3,252

Prepaid expenses and other current assets	21,304	17,591

Total current assets	278,759	235,964

Long-term installments receivable, net	32,343	43,428

Property and leasehold improvements, at cost	122,296	112,935

Accumulated depreciation and amortization	(77,630)	(69,659)

	44,666	43,276

Purchased intellectual property, net	29,600	—

Computer software development costs, net	10,514	8,539

Other intangible assets, net	16,194	19,612

Goodwill, net	24,276	24,352

Deferred tax asset	18,509	15,686

Other assets	14,885	15,737

	$469,746	$406,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$3,063	$2,539

Current portion of obligation subject to common stock settlement	29,600	—

Accounts payable and accrued expenses	46,619	62,959

Unearned revenue	21,308	18,711

Deferred revenue	29,050	24,341

Total current liabilities	129,640	108,550

Long-term debt and obligations, less current maturities	5,247	1,899

5 1/4% Convertible subordinated debentures	86,250	86,250

Deferred revenue, less current portion	4,983	8,190

Other liabilities	635	635

Stockholders’ equity:

Preferred stock	49,202	—

Common stock	3,216	3,157

Warrants outstanding	7,875	—

Additional paid-in capital	233,807	228,976

Accumulated deficit	(44,161)	(24,127)

Accumulated other comprehensive loss	(4,919)	(4,751)

Deferred compensation and notes receivable from stockholders	(1,527)	(1,683)

Treasury stock, at cost	(502)	(502)

Total stockholders’ equity	242,991	201,070

	$469,746	$406,594

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

	(Unaudited and in thousands, except per share data)
Software licenses	$37,380	$34,224	$96,550	$107,436

Service and other	46,086	46,092	140,102	131,503

Total revenues	83,466	80,316	236,652	238,939

Cost of software licenses	3,165	3,141	8,663	8,705

Cost of service and other	29,969	29,588	90,372	83,900

Selling and marketing	29,521	29,340	84,597	81,762

Research and development	19,585	18,590	55,413	50,150

General and administrative	8,678	8,289	23,620	22,454

Restructuring charges	(500)	—	2,142	—

Charge for in-process research and development	—	—	—	7,615

Total costs and expenses	90,418	88,948	264,807	254,586

Loss from operations	(6,952)	(8,632)	(28,155)	(15,647)

Other income (expense), net	(152)	(99)	(505)	19

Write-off of investment	—	—	—	(5,000)

Interest income, net	103	1,052	999	3,921

Loss before benefit from income taxes	(7,001)	(7,679)	(27,661)	(16,707)

Benefit from income taxes	(2,100)	(2,304)	(8,299)	(5,012)

Net loss	(4,901)	(5,375)	(19,362)	(11,695)

Accretion of preferred stock discount and dividend	(672)	—	(672)	—

Net loss applicable to common shareholders	$(5,573)	$(5,375)	$(20,034)	$(11,695)

Basic and diluted loss applicable to common shareholders per share	$(0.17)	$(0.18)	$(0.63)	$(0.39)

Basic and diluted weighted average shares outstanding	31,948	30,186	31,768	29,729

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,

	2002	2001

	(Unaudited and in
	thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(19,362)	$(11,695)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities (net of acquisition-related activity disclosed below):

Depreciation and amortization	17,214	17,779

Charge for in-process research and development	—	7,615

Amortization of deferred stock-based compensation	156	—

Deferred income taxes	(2,823)	(240)

Decrease in accounts receivable	5,695	9,098

Increase in unbilled services	(2,629)	(7,226)

Decrease (increase) in installments receivable	19,315	(3,898)

Increase in prepaid expenses and other current assets	(3,671)	(2,830)

Decrease in accounts payable and accrued expenses	(15,618)	(17,781)

Increase in unearned revenue	2,574	3,503

Increase (decrease) in deferred revenue	1,496	(8,318)

Net cash provided by (used in) operating activities	2,347	(13,993)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and leasehold improvements	(7,651)	(13,193)

Proceeds from sale of fixed assets	1,725	—

Sale of investment securities	16,381	22,415

Increase in other long-term assets	(1,233)	(7,004)

Write-off of investment	—	5,000

Increase in computer software development costs	(5,285)	(4,030)

Decrease in other long-term liabilities	—	(685)

Cash used in the purchase of business, net of cash acquired	—	(19,200)

Net cash provided by (used in) investing activities	3,937	(16,697)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Series B convertible preferred stock and common stock warrants, net of issuance costs	56,664	—

Issuance of common stock under employee stock purchase plans	5,637	4,710

Exercise of stock options	1,084	11,203

Payments of long-term debt and capital lease obligations	(2,747)	(903)

Net cash provided by financing activities	60,638	15,010

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(381)	181

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,541	(15,499)

CASH AND CASH EQUIVALENTS, beginning of period	36,633	49,371

CASH AND CASH EQUIVALENTS, end of period	$103,174	$33,872

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value attributed to common stock warrants issued in connection with Series B convertible preferred stock	$7,875	$—

Accretion of discount on Series B convertible preferred stock	$413	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS RELATED TO ACQUISITIONS:

During the nine months ended March 31, 2001, the Company acquired certain companies in purchase transactions. These acquisitions are summarized as follows:

Fair value of assets acquired, excluding cash		$35,431

Payments in connection with the acquisitions, net of cash acquired		(19,200)

Liabilities assumed		$16,231

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1.   Interim Condensed and Consolidated Financial Statements

         In the opinion of management, the accompanying unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2001, which are contained in the Annual Report on 10-K of Aspen Technology, Inc. (Company), as previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of June 30, 2001 has been derived from the consolidated financial statements that have been audited by the Company’s independent public accountants. The results of operations for the three-month and nine-month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.   Accounting Policies

         (a)   Revenue Recognition

         Effective July 1, 1998, the Company adopted Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended and interpreted. License revenue, including license renewals, consists primarily of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence (VSOE) exists for all undelivered elements. The Company determines VSOE based upon the price charged when the same element is sold separately. Maintenance and support VSOE represents a consistent percentage of the license fees charged to customers. Consulting services VSOE represents standard rates, which the Company charges its customer when the Company sells its consulting services separately. For an element not yet being sold separately, VSOE represents the price established by management having the relevant authority when it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. Revenue under license agreements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with SOP 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.” Under the residual method, the fair market value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient VSOE for professional services, training and maintenance and support services. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. The Company uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

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

         Service revenues from fixed-price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount thereof is provided currently. Service revenues from time and expense contracts and consulting and training revenues are recognized as the related services are performed. Services that have been performed but for which billings have not been made are recorded as unbilled services, and billings that have been recorded before the services have been performed are recorded as unearned revenue in the accompanying consolidated condensed balance sheets.

         Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rates utilized for the three and nine-month periods ended March 31, 2002 were 7.0%, and 7.0% to 8.0%, respectively. In the three and nine-month periods ended March 31, 2001, the rates utilized were 8.5%, and 8.5% to 9.0%, respectively. At March 31, 2002, the Company had installments receivable of approximately $9.3 million denominated in foreign currencies. The March 2002 foreign installments receivable mature through April 2006 and have been hedged with specific foreign currency contracts. There have been no material gains or losses recorded relating to hedge contracts for the periods presented. The Company does not use derivative financial instruments for speculative or trading purposes.

         (b)   Computer Software Development Costs

         Certain computer software development costs are capitalized in the accompanying consolidated condensed balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed”, the Company defines the establishment of technological feasibility as the development of a working model. Amortization of capitalized computer software development costs is provided on a product-by-product basis using the straight line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. Total amortization expenses charged to operations in the three and nine month periods ended March 31, 2002 were $1.2 million and $3.3 million, respectively, as compared to the three and nine month periods ended March 31, 2001, which were $1.1 million and $3.0 million, respectively.

         (c)   Net Income (Loss) Per Common Share

         Basic earnings (loss) per common share is calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share reflect the dilution of potentially dilutive securities, based on the treasury stock method.

         The following dilutive effect of potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,

	2002	2001	2002	2001

Options and Warrants	1,857	2,470	1,227	3,035

Convertible Preferred Stock	1,341	—	441	—

Convertible Debt	1,628	1,628	1,628	1,628

Total	4,826	4,098	3,296	4,663

         (d)   Investments

         Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders’ equity within accumulated other comprehensive loss. Realized investment gains and losses were not material in the three and nine month periods ended March 31, 2002 and 2001. Investments held as of March 31, 2002 consisted of $14.6 million in U.S. Corporate Bonds. The Company does not use derivative financial instruments in its investment portfolio.

         (e)   Derivative Instruments and Hedging

          The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in earnings.

         Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company’s assets that are denominated in currencies other than the U.S. dollar, primarily the British Pound, the Japanese Yen and other European currencies. These foreign exchange contracts are entered into to hedge recorded installments receivable made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies. At March 31, 2002, the Company had effectively hedged $6.4 million of installments receivable denominated in foreign currency and subsequent to March 31, 2002 the Company effectively hedged an additional $4.3 million of installments receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than risk management.

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

         The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of March 31, 2002. The information is provided in U.S. dollar amounts, as presented in the Company’s consolidated condensed financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates (in thousands, except average contract rates):

	Notional	Average
	Amount	Contract Rate

British Pound Sterling	$2,817	1.45

Japanese Yen	2,569	115.58

Swiss Franc	517	1.64

Euro	305	0.90

French Franc	221	7.44

Netherlands Guilder	14	2.39

	$6,443

Estimated fair value	$5,818 *

*	The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of March 31, 2002. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company’s banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

         (f)   Reclassifications

         Certain prior balances have been reclassified to be consistent with the current year’s presentation.

3.   Recent Accounting Pronouncements

          In November 2001, the Emerging Issues Task Force released Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. This requires that reimbursement received for out-of-pocket expenses be recorded as revenue and not as a reduction of expenses. This is mandatory for periods beginning after December 15, 2001, thus the Company has adopted the announcement for the quarter ended March 31, 2002. Reimbursable out-of-pocket expenses totaling $3.9 million and $13.9 million in the three and nine months ended March 31, 2002, respectively and $3.9 million and $11.3 million for the three and nine months ended March 31, 2001, respectively, have been reclassified as service and other revenue and cost of service and other.

4.   Sale of Installments Receivable

         The Company sold, with limited recourse, certain of its installment contracts to two financial institutions for approximately $13.6 million and $34.6 million, respectively, during the three and nine month periods ended March 31, 2002. The financial institutions have partial recourse to the Company only upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company’s contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company’s recourse obligations, as defined.

         At March 31, 2002, the balance of the uncollected principal portion of all contracts sold was $110.3 million. The Company’s potential recourse obligation related to these contracts is approximately $8.1 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

5.   Intangible Assets and Goodwill

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

         In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement supercedes Accounting Principles Board Opinion No. 17, “Intangible Assets,” and applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill, as well as certain other intangible assets determined to have an infinite life, will no longer be amortized; instead these assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for non-calendar year companies whereby the entity’s fiscal year begins after March 15, 2001 and its first interim period financial statements have not been issued. Pursuant to this statement, the Company elected early adoption during the three months ended September 30, 2001. The goodwill associated with past acquisitions is no longer subject to amortization over its estimated useful life. Such goodwill will be subject to an annual assessment for impairment by applying a fair-value based test. In the second quarter of fiscal 2002 goodwill was tested for impairment for each reporting unit of the entity comparing the fair value with carrying value. The test determined no impairment of goodwill as fair value exceeded carrying value for each reporting entity.

         (a)   Acquired other intangible assets subject to future amortization at March 31, 2002 consisted of the following (in thousands):

	Gross
	Carrying	Accumulated
Asset Class	Amount	Amortization

Existing technology	$27,714	$11,885

Uncompleted contracts	936	936

Trade name	766	479

Other	166	88

Total	$29,582	$13,388

          Aggregate amortization expense for amortized other intangible assets for the three months and nine-months ended March 31, 2002 was $1.2 million and $3.7 million, respectively.

         (b)   Goodwill

         The changes in the carrying amount by reporting unit for the nine months ended March 31, 2002 were as follows (in thousands):

	Reporting Unit

			Maintenance
		Consulting	and
	License	Services	Training	Total

Carrying amount as of June 30, 2001	$21,078	$944	$2,330	$24,352

Effect of change in rates used for translation	(66)	(3)	(7)	(76)

Carrying amount as of March 31, 2002	$21,012	$941	$2,323	$24,276

         In the three months ended March 31, 2001, the Company amortized $0.6 million related to goodwill. Excluding this amortization, the reported loss, net of taxes, would have been reduced by $0.4 million and the reported basic and diluted loss per share would have been $(0.16). For the nine months ended March 31, 2001, the Company amortized $1.5 million related to goodwill. Excluding this amortization the reported loss, net of taxes, would have been reduced by $1.1 million and the reported basic and diluted loss per share would have been $(0.36).

6.   Comprehensive Income (Loss)

         Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three and nine-months ended March 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	2002	2001	2002	2001

Net loss attributable to common shareholders	$(5,573)	$(5,375)	$(20,034)	$(11,695)

Unrealized gain (loss) on investments	(141)	249	(247)	785

Foreign currency adjustment	(750)	(1,818)	79	(1,942)

Comprehensive loss	$(6,464)	$(6,944)	$(20,202)	$(12,852)

7.   Restructuring and Other Charges

          In the fourth quarter of fiscal 2002, the Company initiated a plan to reduce its operating expenses and to restructure operations around its two primary lines of business, engineering software and operations software (which includes manufacturing and supply chain software). Concurrently, the Company reduced its revenue expectations and revised its earnings expectations for the fourth quarter of fiscal 2002 and for the fiscal year 2003. In order to meet these revised expectations, the Company will reduce world-wide headcount by approximately 10% or 200 employees and dispose of certain assets. This will result in a restructuring charge in the fourth quarter of 2002.

         During the first quarter of fiscal 2002, in light of further economic uncertainties, Company management made a decision to adjust its business plan by further reducing spending. This change in business plan consisted of a reduction in worldwide headcount of approximately 5% of the workforce and a reduction of certain future discretionary expenses. As a result of these measures, the Company recorded a restructuring charge of $2.6 million, primarily for severance, for the quarter ended September 30, 2001. As of March 31, 2002, there was approximately $0.1 million remaining in the accrued expenses relating to the remaining severance due under the restructuring.

          In the third quarter of fiscal 2001, the revenues realized by the Company were below the Company’s expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. At that time, the Company also reduced its revenue expectations for the fourth quarter of fiscal year 2001 and for the fiscal year 2002. Based on the reduced revenue expectations, Company management evaluated the business plan and made significant changes, resulting in a restructuring plan for the Company’s operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of the Company’s e-business focus to emphasize its marketplace solutions. The restructuring plan resulted in a pretax charge totaling $7.0 million. During the quarter ended March 31, 2002, the Company reversed $500,000 of the restructuring accrual related to certain facility leases due to revised information on sublease assumptions. As of March 31, 2001, there was approximately $1.8 million remaining in accrued expenses relating to the restructuring. This amount primarily relates to the close-down and consolidation of facilities.

         In the fourth quarter of fiscal 1999, the Company undertook certain actions to restructure its business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of the Company’s core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. As of March 31, 2002, there was approximately $0.7 million remaining in the accrued expenses relating to the restructuring. This amount primarily relates to the close-down and consolidation of facilities.

8.   Investments

         During fiscal 2001 and the first nine months of Fiscal 2002, the Company made a $10.6 million investment in Optimum Logistics Ltd. (Optimum), consisting of cash and stock, which has been accounted for using the cost method of accounting. In March 2002, 58,537 shares of common stock were returned to the Company from an escrow account, as certain financing milestones had not been met by Optimum. The value of these shares were recorded as a reduction in the carrying value of the Company’s investment in Optimum.

9.   Preferred Stock Financing

         In February and March 2002, the Company sold 40,000 shares of Series B-I convertible preferred stock (Series B-I Preferred), and 20,000 shares of Series B-II convertible preferred stock (Series B-II Preferred and collectively with Series B-I Preferred, the Series B Preferred) together with warrants to purchase 507,584 shares of common stock at an initial exercise price of $23.99 per share and 283,460 shares of common stock at an initial exercise price of $20.64 per share, to three institutional investors for an aggregate purchase price of $60.0 million. The Company received approximately $56.7 million in net cash proceeds after closing costs.

          The Company allocated the net consideration received from the sale of the Series B Preferred stock between the Series B Preferred stock and the warrants on the basis of the relative fair values at the date of issuance, allocating $7.9 million to the warrants. The warrants are exercisable at any time prior to the fifth anniversary of their issue date. The Series B Preferred stock is being accreted to its redemption value. For the quarter ended March 31, 2002, the Company accreted $0.4 million of Series B Preferred stock discount.

         Each share of Series B Preferred stock is entitled to vote on all matters in which holders of common stock are entitled to vote, receiving a number of votes equal to the number of shares of common stock into which it is then convertible.

         The Series B Preferred stock accrues dividends at an annual rate of 4% that is payable quarterly, commencing June 30, 2002, in either cash or common stock, at the Company’s option (subject to the satisfaction of specified conditions). During the three months ended March 31, 2002, the Company accrued $0.3 million associated with this dividend obligation.

         Each share of Series B-I Preferred stock and Series B-II Preferred stock is convertible into a number of shares of common stock equal to its stated value (initially $1,000 per share) divided by a conversion price of $19.97 and $17.66, respectively. As a result, the shares of Series B-I Preferred and Series B-II Preferred stock initially are convertible into approximately 2,002,974 and 1,132,503 shares of common stock, respectively. If the Company issues additional shares of common stock, or instruments convertible or exchangeable for common stock, at an effective net price less than the lesser of (a) $17.75 or $15.69, respectively, and (b) the then-applicable conversion price, the conversion price will be reduced to equal that effective net price for the Series B-I Preferred and Series B-II Preferred stock. These adjustments do not apply to the issuance of common stock or such instruments in specified firm commitment underwritten public offerings, strategic arrangements, mergers or acquisitions, and grants and purchases of securities pursuant to equity incentive plans. Such rights to adjustment were waived with respect to the sale of Common Stock as discussed in Note 12(c). In addition, the conversion prices of the Series B Preferred stock are subject to equitable adjustment in the event of stock splits, stock dividends, distributions, subdivisions or combinations affecting common stock.

         The Company may require holders to convert their shares of Series B Preferred stock into common stock if the closing price of the common stock has exceeded 135% of the conversion price for 20 consecutive trading days at any time after the effective date of a registration statement covering the common stock issuable upon conversion.

          The Series B Preferred stock is subject to mandatory redemption on February 7, 2009. Beginning on August 7, 2003 and August 28, 2003, holders of Series B-I Preferred stock and Series B-II Preferred stock, respectively, may require that the Company redeem up to a total of 20,000 shares of Series B-1 Preferred stock and 10,000 shares of Series B-II Preferred stock if the average closing price of the common stock for the 20 consecutive trading days immediately preceding August 7, 2003 or August 28, 2003 or any date thereafter is below the then-applicable conversion price. Beginning on February 8, 2004 and February 28, 2004, holders of Series B-I Preferred stock and Series B-II Preferred stock, respectively, may require that the Company redeem any or all of their shares of Series B Preferred stock. Any such redemption may be made in cash or stock, at the Company’s option (subject to the satisfaction of specified conditions set forth in the Company’s charter), at a price equal to the stated value, initially $1,000 per share, plus accrued but unpaid dividends.

          In the event of a specified change of control, a holder either may require that the Company redeem shares of Series B Preferred stock at a price equal to 115% of the stated value, plus accrued but unpaid dividends, or may elect to convert shares of Series B Preferred stock into the consideration that the holder would have received had the holder converted the shares of Series B Preferred stock into common stock immediately before the change of control event. If the holder elects to receive the former, in situations deemed to be outside of the Company’s control, the Company may redeem the shares in cash or Series C Preferred stock, at the Company’s option. In situations deemed to be within the Company's control, cash redemption may be required.

10.   Strategic Alliance

          On February 8, 2002 the Company entered into a strategic alliance with Accenture, focused on creating solutions for manufacturing and supply chain execution by chemical and petroleum manufacturers. The Company will work with Accenture to jointly market and promote the developed solutions in the chemicals and petroleum markets and Accenture will become a strategic implementation partner for these solutions. The Company will purchase a nonexclusive perpetual license to certain intellectual property owned by Accenture and certain professional development services relating to the existing intellectual property, over the term of the agreement. The Company will pay $29.6 million for the intellectual property and up to $7.4 million for the services. These obligations will be settled with the Company’s stock, based upon the average price of the stock as follow: $18.5 million on June 9, 2002, $11.1 million on August 30, 2002 and $7.4 million on July 1, 2003. In addition, in consideration for the development work, beginning July 1, 2002, the Company will pay Accenture a royalty on sales of the software relating to the alliance arrangement over a four-year period.

          The Company recorded a $29.6 million obligation subject to common stock settlement and a corresponding intellectual property asset in the accompanying March 31, 2002 consolidated condensed balance sheet. Additionally, based on the Accenture services provided during the three months ended March 31, 2002, the Company recorded a $0.6 long-term obligation, which is included in long-term debt and obligations on the accompanying March 31, 2002 consolidated condensed balance sheet.

         In contemplation of the Company’s issuance of these shares of common stock, Accenture and Aspen entered into a registration rights agreement, under which the Company agreed to register the common stock for sale by Accenture under the Securities Act of 1933 and a stockholder agreement relating to, among other things, the voting and transfer of those shares.

11.   Segment Information

         SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments in companies’ financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

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

		Consulting	Maintenance
	License	Services	and Training	Total

Three Months Ended March 31, 2002 —

Revenues from unaffiliated customers	$37,380	$31,566	$14,520	$83,466

Controllable expenses	15,837	23,305	3,089	42,231

Controllable margin(1)	$21,543	$8,261	$11,431	$41,235

Three Months Ended March 31, 2001 —

Revenues from unaffiliated customers	$34,224	$31,639	$14,453	$80,316

Controllable expenses	14,466	21,655	3,220	39,341

Controllable margin(1)	$19,758	$9,984	$11,233	$40,975

Nine Months Ended March 31, 2002 —

Revenues from unaffiliated customers	$96,550	$96,254	$43,848	$236,652

Controllable expenses	45,263	68,062	8,819	122,144

Controllable margin(1)	$51,287	$28,192	$35,029	$114,508

Nine Months Ended March 31, 2001 —

Revenues from unaffiliated customers	$107,436	$90,106	$41,397	$238,939

Controllable expenses	40,440	64,264	10,199	114,903

Controllable margin(1)	$66,996	$25,842	$31,198	$124,036

(1)	The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

	Three Months Ending		Nine Months Ending
	March 31,		March 31,

	2002	2001	2002	2001

Total controllable margin for reportable segments	$41,235	$40,975	$114,508	$124,036

Selling and marketing	(22,072)	(24,701)	(64,288)	(69,094)

Research and development	(5,160)	(4,393)	(15,441)	(8,978)

General and administrative and overhead	(21,455)	(20,513)	(60,792)	(53,996)

Restructuring charges	500	—	(2,142)	—

Charge for in-process research and development	—	—	—	(7,615)

Write-off of investment	—	—	—	(5,000)

Interest and other income and expense, net	(49)	953	494	3,940

Loss before benefit from income taxes	$(7,001)	$(7,679)	$(27,661)	$(16,707)

12.   Subsequent Events

         (a)   Hyprotech Acquisition

          On May 9, 2002, the Company entered into an agreement to acquire Hyprotech, Ltd. and its subsidiaries and affiliates (collectively, Hyprotech). Hyprotech is a Calgary-based subsidiary of AEA Technology PLC, with more than 450 employees worldwide, that supplies engineering and simulation software and service solutions to the process industries, particularly oil refining and gas production companies. The Company will pay $99 million in cash in consideration for 100% of the outstanding shares of Hyprotech. The transaction is expected to be completed by June 2002, and is subject to a vote of approval of the shareholders of AEA Technology PLC. This purchase is being funded in part through a private-placement sale of 4.2 million shares of common stock and warrants, expected to result in proceeds of approximately $50 million (see Note 12 (c)). The remainder of the purchase price will be paid out of the Company’s current cash balances.

         (b)   Other Acquisitions

         Subsequent to March 31, 2002, the Company also acquired two companies in exchange for cash and assumed liabilities. These transactions were not significant.

         (c)   Sale of Common Stock

          On May 9, 2002, the Company entered into an agreement to sell common stock to several institutional investors. The Company will sell up to 4,166,665 shares of common stock at a price of $12.00 per share, together with five-year warrants to purchase up to 750,000 additional shares of common stock at a price of $15.00 per share. This will result in gross proceeds of up to $50 million.

         In addition, the Company will issue a second class of warrants that will entitle the investors to purchase, on or prior to July 28, 2002, up to 2,083,333 shares of common stock at a price of $13.20, together with five year warrants to purchase an additional 375,000 shares of common stock at a price of $15.60.

          The Company has agreed to register the common stock for sale by the investors under the Securities Act of 1933.

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

Critical Accounting Estimates and Judgments

         The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including but not limited to those related to revenue recognition, the impairment of long-lived assets, goodwill and other intangible assets, and accounting for income taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition – Software Licenses

         We recognize software license revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-4 and SOP No. 98-9, as well as the various interpretations and clarifications of those statements. These statements require that four basic criteria must be satisfied before software license revenue can be recognized:

•	persuasive evidence of an arrangement between ourselves and a third party exists;

•	delivery of our product has occurred;

•	the sales price for the product is fixed or determinable; and

•	collection of the sales price is probable.

Our management uses its judgment concerning the satisfaction of these criteria, particularly the criteria relating to the determination of whether the fee is fixed and determinable and the criteria relating to the collectibility of the receivables relating to such sales. Should changes and conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any period could be adversely affected.

Revenue Recognition – Consulting Services

          We recognize revenue associated with fixed-fee service contracts in accordance with AICPA SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, using the percentage-of-completion method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount of the anticipated loss is provided currently. Our management uses its judgment concerning the estimation of the total costs to complete the contract, considering a number of factors, including the experience of the personnel that are performing the services and the overall complexity of the project. Should changes and conditions cause actual results to differ significantly from management’s estimates, revenue recognized in future periods could be adversely affected.

Impairment of Long-lived Assets, Goodwill and Intangible Assets

         In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of”, we review the carrying value of long-lived assets and certain intangible assets periodically, based upon the expected future operating cash flows of our business. These future cash flow estimates are based on historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates

         In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, we conduct at least an annual assessment of the carrying value of our goodwill assets. We obtain a third-party valuation of the reporting units associated with the goodwill assets, which is either based on estimates of future income from the reporting units or estimates of the market value of the units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates. In addition, the relevancy of recent transactions used to establish market value for our reporting units is based on management’s judgment.

         The timing and size of impairment charges involves the application of management’s judgment and estimates and could significantly affect our operating results.

Accounting for Income Taxes

         As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Tax assets also result from net operating losses, research and development tax credits and foreign tax credits. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, the impact will be included in the tax provision in the statement of operations.

         Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Results of Operations:   Comparison of the Three and Nine Months Ended March 31, 2002 and 2001

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

We have adopted EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, in the third quarter of fiscal 2002. This requires that reimbursements received for out-of-pocket expenses be recorded as revenue and not as a reduction of expenses. Reimbursable out-of-pocket expenses totaling $3.9 million and $13.9 million in the three and nine months ended March 31, 2002, respectively, and $3.9 million and $11.3 million for the three and nine months ended March 31, 2001, respectively, have been reclassified as service and other revenue and cost of service and other.

          In light of further economic uncertainties, management made a decision to adjust the business plan by further reducing worldwide headcount by approximately 5% and recorded a restructuring charge of $2.6 million for the quarter ending September 30, 2001.

         During the three months ended March 31, 2002, due to revised information on sublease assumptions, we reversed $500,000 of the restructuring accrual originally recorded in the fourth quarter of fiscal 2000.

          In the fourth quarter of 2002, management initiated a plan to reduce our operating expenses and to restructure operations around our two primary lines of business, engineering software and operations software (which includes manufacturing and supply chain software). We will reduce world-wide headcount by approximately 10% or 200 employees and dispose of certain assets. This will result in a restructuring charge in the fourth quarter of 2002.

Total Revenues

          Revenues are derived from software licenses and maintenance and other services. Total revenues for the three months ended March 31, 2002 were $83.5 million, an increase of 3.9% from $80.3 million in the comparable period of fiscal 2001. Total revenues for the nine months ended March 31, 2002 were $236.7 million, a decrease of 1.0% from $238.9 million in the comparable period of fiscal 2001.

          Total revenues from customers outside the United States were $36.4 million and $100.5 million, or 43.6% and 42.5%, of total revenues for the three and nine months ended March 31, 2002, respectively. The non-US revenues for the comparable periods in fiscal 2001 were $39.4 million and $114.0 million, or 49.1% and 47.7%, of total revenues. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 2002, the overall mix of revenues from customers outside the United States is expected to be relatively consistent with the prior year.

Software License Revenues

         Software license revenues represented 44.8% of total revenues for the three months ended March 31, 2002, as compared to 42.6% in the comparable period of fiscal 2001. Revenues from software licenses for the three months ended March 31, 2002 were $37.4 million, an increase of 9.2% from $34.2 million in the comparable period of fiscal 2001.

         Software license revenues represented 40.8% of total revenues for the nine months ended March 31, 2002, as compared to 45.0% in the comparable period of fiscal 2001. Revenues from software licenses for the nine months ended March 31, 2002 were $96.6 million, a decrease of 10.1% from $107.4 million in the comparable period of fiscal 2001. This decrease was due to weakness in the economy during the first two quarters of fiscal 2002, as compared to the comparable period of fiscal 2001, combined with the impact of the terrorist attacks on the United States on September 11, 2001.

Service and Other Revenues

         Revenues from service and other consist of consulting services, post contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended March 31, 2002 were $46.1 million, unchanged from the comparable period in fiscal 2001. Revenues from service and other for the nine months ended March 31, 2002 were $140.1 million, an increase of 6.5% from $131.5 million in the comparable period in fiscal 2001.

Cost of Software Licenses

         Cost of software licenses consists of royalties, amortization of previously capitalized software costs, cost related to the delivery of software (including disk duplication and third party software costs), printing of manuals and packaging. Cost of software licenses for the three and nine months ended March 31, 2002 was $3.2 million and $8.7 million, respectively, an increase of 0.8% and unchanged from $3.1 million and $8.7 million in the comparable periods of fiscal 2001. Cost of software licenses as a percentage of revenues from software licenses was 8.5% and 9.0% for the three and nine months ended March 31, 2002, respectively, as compared to 9.2% and 8.1% for the three and nine months ended March 31, 2001, respectively. The percentage decrease and increase were due primarily to certain fixed costs spread over the higher and lower license revenue for the respective three and nine months ended March 31, 2002 compared to the same period of fiscal 2001.

Cost of Service and Other

         Cost of service and other consists of the cost of execution of application consulting services, technical support expenses, the cost of training services and the cost of manuals sold separately. Cost of service and other for the three and nine months ended March 31, 2002 was $30.0 million and $90.4 million, respectively, an increase of 1.3% and 7.7% from $29.6 million and $83.9 million in the comparable periods in fiscal year 2001. Cost of service and other as a percentage of service and other revenues was 65.0% and 64.5% for the three and nine months ended March 31, 2002, respectively, and 64.2% and 63.8% in the comparable periods of fiscal year 2001. The percentage increases of the total costs were in proportion to the revenue increases for the three and nine months ended March 31, 2002.

Selling and Marketing Expenses

         Selling and marketing expenses for the three and nine months ended March 31, 2002 were $29.5 million and $84.6 million, respectively, an increase of 0.6% and 3.5% from $29.3 million and $81.8 million in the comparable periods in fiscal year 2001. As a percentage of total revenues, selling and marketing expenses were 35.4% and 35.7% for the three and nine months ended March 31, 2002, respectively, as compared to 36.5% and 34.2% for the comparable periods in fiscal 2001. The dollar increase was attributable to an expense base that increased to support an expected higher license revenue level. We continue to selectively invest in sales personnel and regional sales offices to improve our geographic proximity to our customers, to maximize the penetration of existing accounts and to add new customers. The increase in costs also was attributable to our continued investment in partnerships and initiatives to expand market awareness of our company and our products and services.

Research and Development Expenses

         Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct our product development efforts. Capitalized research and development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses during the three and nine months ended March 31, 2002 were $19.6 million and $55.4 million, respectively, an increase of 5.4% and 10.5%, respectively, from $18.6 million and $50.2 million in the comparable periods of fiscal 2001. As a percentage of revenues, research and development costs were 23.5% and 23.4% for the three and nine months ended March 31, 2002, respectively, as compared to 23.1% and 21.0% for the same periods in fiscal 2001. The increase in costs was attributable to the continued rollout of our asset optimization and value chain solutions, other e-business technologies, including PetroVantage, and costs associated with development services provided by Accenture. We capitalized 10.0% and 8.7% of our total research and development costs during the three and nine months ended March 31, 2002, respectively, as compared to 7.5% and 7.4% in the comparable periods of fiscal year 2001.

General and Administrative Expenses

         General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of certain intangibles. General and administrative expenses were $8.7 million and $23.6 million for the three and nine months ended March 31, 2002, respectively, and $8.3 million and $22.5 million for the comparable periods in fiscal 2001. This increase was attributable to a higher level of amortization relating to other intangible assets arising from our acquisitions in fiscal 2001, offset in part by the discontinued amortization of goodwill in fiscal 2001. In addition to this net change of amortization, general and administrative expenses increased due to certain non-recurring professional services fees and costs related to a small litigation settlement.

Restructuring Charges

         During August 2001, in light of further economic uncertainties, management made a decision to adjust the business plan by further reducing spending. This change in business plan consisted of a reduction in worldwide headcount of approximately 5% of the workforce and a reduction of certain future discretionary expenses. As a result of these measures, we recorded a restructuring charge of $2.6 million, primarily for severance, for the quarter ended September 30, 2001.

          In March 2002, due to revised information on sub-lease assumptions, we recorded a reversal of the restructuring charge in the accompanying consolidated condensed statement of operations for the three months ended March 31, 2002.

Interest Income

         Interest income was generated from the investment of excess cash in short-term and long-term investments and from the license of software pursuant to installment contracts generally related to our engineering suite software. Under these installment contracts, we offer customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of the engineering suite customers have elected to license our products through installment contracts. Included in the annual payments is an implicit interest charge based upon the interest rate established us at the time of the license. As we sell more perpetual licenses for eSupply Chain and Plantelligence Solutions, these new sales are being paid for in forms that are not installment contracts. If the mix of sales moves away from installment contracts, the interest income in future periods will be reduced. We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any period is the result of the implicit interest established by us on installment contracts and the size of the contract portfolio. Interest income was $1.5 million and $5.1 million for the three and nine months ended March 31, 2002, respectively, and $2.4 million and $7.9 million for the comparable periods in fiscal 2001. This decrease was attributable to the decline in interest rates, as well as the overall decline in available short-term and long-term investments.

Interest Expense

         Interest expense was generated from interest charged on our 5 1/4% convertible debentures, bank line of credit, notes payable and capital lease obligations. Interest expense was $1.4 million and $4.1 million for the three and nine months ended March 31, 2002, respectively, and $1.4 million and $4.0 million for the comparable periods in fiscal 2001.

Tax Rate

         The effective tax rate for the three and nine months ended March 31, 2002 and 2001 was approximately 30.0% of pretax loss.

Liquidity and Capital Resources

         During the nine months ended March 31, 2002, our cash and cash equivalents balance increased by $66.5 million. Net cash provided by financing activities was approximately $60.6 million, consisting primarily of $56.7 million in net proceeds from the sale of Series B convertible preferred stock and proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options. Net cash provided by operations was $2.3 million due primarily to the decrease in accounts receivable and installments receivable, plus the increases in unearned and deferred revenue, offset by the $19.4 million net loss and the decrease in accounts payable and accrued expenses. Net cash provided by investing activities was approximately $3.9 million due to the sale of investment securities of $16.4 million, partially offset by capital purchases of $7.7 million and an increase in computer software development of $5.2 million. During the nine months ended March 31, 2002, we have acquired $6.6 million of equipment and software by entering into capital lease arrangements.

         We have arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. During the nine months ended March 31, 2002, installment contracts decreased to $55.2 million, net of $34.6 million of installment contracts sold to the two financial institutions. Our arrangements with these two financial institutions provide for the sale of installment contracts up to certain limits and with certain recourse obligations. At March 31, 2002, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $110.3 million, for which we have a partial recourse obligation of approximately $8.1 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

         We maintain a $30.0 million secured bank line of credit, expiring October 26, 2003. Advances under the line of credit bear interest at a rate equal to the bank’s prime rate (4.75% at March 31, 2002) or, at our option, a rate equal to a defined LIBOR, plus a specified margin. The line of credit agreement requires us to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net worth and of the ratio of cash and cash equivalents, accounts receivable and current portion of our long term installments receivable to current liabilities. At March 31, 2002, there were no outstanding borrowings under the line of credit.

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

         In February and March 2002, we issued and sold 40,000 shares of Series B-I convertible preferred stock and 20,000 shares of Series B-II convertible preferred stock, together with warrants to purchase 791,044 shares of common stock, for an aggregate purchase price of $60.0 million. Our net proceeds from these transactions were $56.7 million, after deducting the placement agent fee and our other expenses in connection with the placement. The Series B preferred stock accrues dividends at an annual rate of 4% that is payable quarterly, commencing June 30, 2002, in either cash or common stock, at our option (subject to our satisfaction of specified conditions set forth in our charter). Each share of Series B preferred stock is convertible into a number of shares of common stock equal to the stated value, which initially is $1,000, divided by a conversion price of $19.97 and $17.66 for the Series B-I and Series B-II preferred stock, respectively, subject to anti-dilution and other adjustments. As a result, the shares of Series B preferred stock initially were convertible into an aggregate of approximately 3,135,476 shares of common stock. The Series B preferred stock is subject to mandatory redemption on February 7, 2009.

As of March 31, 2002, we had cash and cash-equivalents totaling $103.2 million, as well as short-term investments totaling $14.6 million. Our commitments as of March 31, 2002, consisted primarily of leases on our headquarters and other facilities. Our other remaining capital commitments includes a $0.2 million remaining capital commitment to Optimum Logistics and a $0.4 million commitment to a joint venture in Japan. We considered the disclosure requirements of FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

         We believe our current cash balances (including proceeds from the private placement of common stock), cash-equivalents, short-term investments, the availability of sales of our installment contracts, availability under our bank line of credit and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may, however, seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources.

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

          Our quarterly revenues, operating results and cash flow have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control, including:

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

          In particular, on May 10, 2002, we announced that we had entered into an agreement with AEA Technology plc (AEA) to purchase capital stock of Hyprotech, Ltd. and related subsidiaries of AEA for approximately £67.5 million (approximately US$99 million on May 9, 2002) in cash. The Hyprotech business operates globally and would represent the second largest acquisition we have made. The integration of the personnel, products and technologies of Hyprotech will require significant management time and skill, and our inability to effect the acquisition effectively and efficiently could cause our operating results to suffer.

         We may issue additional equity securities or incur long-term indebtedness to finance future acquisitions. The issuance of equity securities could result in dilution to existing stockholders, while the use of cash reserves or significant debt financing could reduce our liquidity and weaken our financial condition. We intend to fund the Hyprotech acquisition substantially from the proceeds of convertible preferred stock and common stock financings effected in 2002. See “— Our common stockholders may experience further dilution and the price of our common stock may decline as the result of our convertible preferred stock and common stock financings.”

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

         On September 14, 2000, we announced that we had formed PetroVantage, Inc. to develop a collaborative Internet-based software solution for optimizing and coordinating trading and logistics decisions and workflow among companies involved in evaluating, transporting and trading of crude oil, intermediates and refined products. We had invested $17.6 million in PetroVantage operating expenses through March 31, 2002 and have committed to fund operations through at least the end of fiscal year 2002. We may lose all or a portion of our investment in PetroVantage if PetroVantage’s collaborative software solution does not gain market acceptance, is unable to achieve profitability or positive cash flow, or otherwise fails to meet our expectations.

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

We may require additional capital.

          We may need to raise additional capital in order to fund the continued development and marketing of our solutions. We expect our current cash balances (including proceeds from the private placement of common stock), cash-equivalents, short-term investments, availability of sales of our installment contracts, availability under our bank line of credit and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties or to fund one or more acquisitions. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. In addition, in the quarter ended March 31, 2002, we issued shares of convertible preferred stock that contain anti-dilution provisions, rights of first refusal and other terms that may limit or impair our ability to raise additional funds through future financings. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

Our common stockholders may experience further dilution and the price of our common stock may decline as a result of our convertible preferred stock and common stock financings.

          In February and March of 2002, we issued and sold 40,000 shares of Series B-I convertible preferred stock and 20,000 shares of Series B-II convertible preferred stock, together with warrants to purchase 791,044 shares of common stock, for a purchase price of $60.0 million.

         Each share of Series B-I and B-II preferred stock is convertible into a number of shares of common stock equal to the stated value, which initially is $1,000, divided by a conversion price of $19.97 and $17.66, respectively, subject to antidilution and other adjustments. If we issue additional shares of common stock, or instruments convertible or exchangeable for common stock, at an effective net price less than the lesser of (a) $17.75 or $15.69 and (b) the then-applicable conversion price, the conversion price of the Series B-I and Series B-II preferred stock, respectively, will be reduced to equal that effective net price. These adjustments do not apply to the issuance of common stock or such instruments in specified firm commitment underwritten public offerings, strategic arrangements, mergers or acquisitions, and grants and purchases of securities pursuant to equity incentive plans.

         The Series B preferred stock accrues dividends at an annual rate of 4% that is payable quarterly, commencing June 30, 2002, in either cash or common stock, at our option (subject to our satisfaction of specified conditions set forth in our charter). From August 7, 2003 until February 7, 2004 for the Series B-I preferred stock, and from August 28, 2003 until February 17, 2004 for the Series B-II preferred stock, holders may require that we redeem up to a total of 20,000 shares of Series B-1 preferred stock and 10,000 shares of Series B-II preferred stock if the average closing price of the common stock for the 20 consecutive trading days immediately preceding August 7, 2003 and August 28, 2003, respectively, or any date thereafter is below the then-applicable conversion price. Beginning on February 8, 2004 and February 28, 2004, holders of Series B-I preferred stock and Series B-II preferred stock, respectively, may require that we redeem any or all of their shares. Any such redemption must be made in cash or stock, at our option (subject to our satisfaction of specified conditions set forth in our charter), at a price equal to the stated value plus accrued but unpaid dividends. We will be required to redeem all of the then-outstanding Series B preferred stock on February 7, 2009 at a price equal to the stated value plus all accrued but unpaid dividends. The redemption price may be paid in cash, common stock or both, at our option (subject to our satisfaction of specified conditions set forth in our charter).

         As a result of these and other provisions, the Series B preferred stock may be converted, and the warrants may be exercised, at a price per share that may be less than the then-current market price of the common stock, which may cause substantial dilution to our existing common stockholders. If the conversion price of the Series B preferred stock or the exercise price of the warrants decreases as a result of anti-dilution provisions, the number of shares of common stock issuable in connection with any dividends conversion or redemption could increase significantly.

          In May 2002, we entered into an agreement for the sale of up to 4,166,665 shares of common stock, together with five-year warrants to purchase up to 750,000 shares of common stock. In addition, we issued unit warrants, exercisable until July 23, 2002, that could result in the issuance of (a) up to an additional 2,083,333 shares of common stock and (b) five-year warrants to purchase up to an additional 375,000 shares of common stock. If we issue additional shares of common stock, or instruments convertible or exchangeable for common stock, in specified transactions at an effective net price less than the exercise price of any of the five-year warrants, then the exercise price of the warrants will be adjusted pursuant to a weighted-average anti-dilution formula. As the result of these and other provisions, these warrants may be exercised at a price per share that may be less than the then-current market price of the stock, which may cause dilution to our existing common stockholders.

          We are required to register under the Securities Act for public resale, all of the shares of common stock (a) issued or issuable under the May 2002 agreement, (b) issuable upon conversion of the Series B-I and B-II preferred stock and (c) issuable upon exercise of the warrants issued or issuable in connection with the February, March and May 2002 financings. Any sale of shares of common stock upon conversion of the Series B preferred stock and exercise of the warrants into the public market could cause a decline in the trading price of the common stock.

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

         Principal (Notional) Amounts by Expected Maturity in U.S. Dollars($)

	Fair Value at
	3/31/02	FY2002	FY2003	FY2004	FY2005

Cash Equivalents	$103,174	$103,174	—	—	—

Weighted Average Interest Rate	1.48%	1.48%	—	—	—

Investments	$14,624	$3,793	$5,622	$2,069	$3,140

Weighted Average Interest Rate	5.43%	5.28%	5.08%	5.55%	6.13%

Total Portfolio	$117,798	$106,967	$5,622	$2,069	$3,140

Weighted Average Interest Rate	1.97%	1.61%	5.08%	5.55%	6.13%

Impact of Foreign Currency Rate Changes

         During the first nine months of fiscal 2002, the U.S. dollar generally strengthened against Asia/Pacific and European currencies. The translation of the parent company’s intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts and installment receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

         We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $6.4 million of foreign exchange forward contracts denominated in British, French, Japanese, Swiss, Netherlands, and Euro currencies which represented underlying customer accounts receivable transactions at the end of the third quarter of fiscal 2002. We adopted SFAS 133 in the first quarter of fiscal 2001. As a result, at each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and loss related to these instruments for the first and second quarters of fiscal 2001 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

         The following table provides information about our foreign exchange forward contracts at the end of the third quarter of fiscal 2002. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at the end of the third quarter of fiscal 2002.

         Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

		Forward
	Average	Amount
	Contract	in U.S. Dollars
Currency	Rate	(in thousands)	Contract Origination Date	Contract Maturity Date

British Pound Sterling	1.45	$2,817	Various: Jul 99 — Feb 02	Various: Apr 02 — Dec 03

Japanese Yen	115.58	2,569	Various: Jul 99 — March 02	Various: Apr 02 — Dec 03

Swiss Franc	1.64	517	Various: Jul 99 — Feb 02	Various: Apr 02 — Dec 02

Euro	0.90	305	Various: Jan 01 — Aug 01	Various: May 02 — May 03

French Franc	7.44	221	Various: Jun 00 — Mar 02	Various: Apr 02 — Dec 02

Netherland Guilder	2.39	14	Various: Aug 01	Various: Aug 02

Total		$6,443

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

Item 2.   Changes in Securities and Use of Proceeds

         On February 6, 2002, we issued and sold 30,000 shares of Series B-1 convertible preferred stock, together with warrants to purchase 365,854 shares of common stock, for a purchase price of $30.0 million. On February 28, 2002, we issued and sold 20,000 shares of Series B-2 convertible preferred stock, together with warrants to purchase 283,460 shares of common stock for a purchase price of $20.0 million.

         On March 19, 2002 the shareholders of the Series B-1 and Series B-2 convertible preferred stock exchanged their respective shares into 30,000 shares of Series B-I convertible preferred stock and 20,000 shares of Series B-II convertible preferred stock. Concurrently, we issued and sold an additional 10,000 shares of Series B-I convertible preferred stock, together with warrants to purchase 141,730 shares of common stock, for a purchase price of $10.0 million.

         In the discussion below, we refer to these securities as Series B-I preferred, Series B-II preferred (together, the Series B preferred) and initial warrants. The Series B preferred and initial warrants were issued in a private placement to three institutional investors.

Series B Preferred

         Each share of Series B preferred stock has an initial stated value of $1,000. The Series B preferred stock accrues dividends at an annual rate of 4% that is payable quarterly, commencing June 30, 2002, in either cash or common stock, at our option (subject to our satisfaction of specified conditions set forth in our charter). The Series B preferred stock is subject to mandatory redemption on February 7, 2009.

Conversion

         Conversion at Option of Holders. Each share of Series B-I preferred stock and Series B-II preferred stock is convertible into a number of shares of common stock equal to the stated value, which initially is $1,000, divided by a conversion price of $19.97 and $17.66, respectively, subject to anti-dilution and other adjustments summarized below and set forth in detail in our charter. As a result, the shares of Series B-I preferred stock and Series B-II preferred stock initially are convertible into approximately 2,002,974 and 1,132,502 shares of common stock, respectively. If we issue additional shares of common stock, or instruments convertible or exchangeable for common stock, at an effective net price less than the lesser of (a) $17.75 or $15.69 and (b) the then-applicable conversion price, the conversion price of the Series B-I and Series B-II preferred stock, respectively, will be reduced to equal that effective net price. These adjustments do not apply, however, to the issuance of common stock or such instruments in specified firm commitment underwritten public offerings, strategic arrangements, mergers or acquisitions, and grants and purchases of securities pursuant to equity incentive plans. In addition, the conversion price of the Series B preferred stock is subject to equitable adjustment in the event of stock splits, stock dividends, distributions, subdivisions or combinations affecting common stock.

         Mandatory Conversion. In general, we may require holders to convert their shares of Series B preferred stock into common stock if the closing price of the common stock has exceeded 135% of the conversion price for 20 consecutive trading days at any time after the effective date of a registration statement covering the common stock issuable upon conversion. We may be precluded, to the extent set forth in our charter, from exercising this right in circumstances where some of the 20 trading days occurred after we have publicly announced a change of control event.

Redemption

         Redemption at Option of Holders. From August 7, 2003 until February 7, 2004 with respect to the Series B-I preferred stock, and from August 28, 2003 until February 27, 2003 with respect to the Series B-II preferred stock, holders may require that we redeem up to a total of 20,000 shares of Series B-I preferred stock and 10,000 shares of Series B-II preferred stock if the average closing price of the common stock for the 20 consecutive trading days immediately preceding August 7, 2003 or August 28, 2003, respectively, or any date thereafter is below the then-applicable conversion price. Beginning on February 8, 2004 and February 28, 2004, holders of Series B-I preferred stock and Series B-II preferred stock, respectively, may require that we redeem any or all of their shares. Any such redemption may be made in cash or stock, at our option (subject to our satisfaction of specified conditions set forth in our charter), at a price equal to the stated value plus accrued but unpaid dividends. The Series B preferred stock is not subject to optional redemption before August 7, 2003, except as described in the following paragraph.

          Redemption or Conversion upon Change of Control. In the event of a specified “change of control,” a holder either may require that we redeem shares of Series B preferred stock at a price equal to 115% of the stated value, plus accrued but unpaid dividends, or may elect to convert shares of Series B preferred stock into the consideration that the holder would have received had the holder converted the shares of Series B preferred stock into common stock immediately before the change of control event. If the holder elects the former option, the Company may redeem the shares in cash or Series C preferred stock, at the Company’s option. Events constituting a change of control for these purposes are set forth in our charter.

         Mandatory Redemption. We will be required to redeem all of the then-outstanding Series B preferred stock on February 7, 2009 at a price equal to the stated value plus all accrued but unpaid dividends. The redemption price may be paid in cash, common stock or both, at our option (subject to our satisfaction of specified conditions set forth in our charter).

Repurchase

         Upon the occurrence of specified “triggering events,” each holder may require that we repurchase all or any portion of the shares of Series B preferred stock then held by such holder at a price per share equal to the greater of 115% of:

•	the stated value of the shares, together with all accrued and unpaid dividends, and

•	the market value of the common stock issuable upon conversion of the shares (including all accrued and unpaid dividends).

         In addition, holders may require that we repurchase all or any portion of shares of common stock previously issued upon conversion of shares of Series B preferred, at a price per share equal to 115% of the market value of the common stock.

         The triggering events are set forth in our charter and in general relate to:

•	bankruptcy-related events;

•	changes of control;

•	a suspension of trading of the common stock;

•	our failure to have sufficient authorized shares of common stock reserved for issuance upon conversions of Series B preferred stock or exercises of initial warrants or to deliver common stock certificates upon any such conversion or exercise;

•	our failure to cause a registration statement to be filed, or to be declared and maintained effective, as required under the registration rights agreement;

•	our failure to make a cash payment when due, or any other continuing default by us, under any of the documents delivered in connection with the placement.

         If a triggering event (other than a bankruptcy-related event, a change of control or a payment default) occurs and is continuing after the expiration of any applicable cure period, we must pay holders an amount in cash equal to one percent for each of the first two months, and two percent for each subsequent month, of the aggregate purchase price originally paid for the Series B preferred stock and initial warrants. These amounts will no longer accrue to a holder if the holder elects to have its Series B preferred stock and initial warrants repurchased as described above.

          In situations deemed to be outside of our control, the repurchase may be paid in cash, Series C preferred stock, or both, at our option. In situations deemed to be within our control, cash repurchase may be required.

Initial Warrants

         The initial warrants are exercisable through February and March 2007 to purchase 507,584 and 283,460 shares of common stock at an initial exercise price of $23.99 and 20.64 per share, respectively. If we issue additional shares of common stock, or instruments convertible or exchangeable for common stock, at an effective net price less than the exercise price, the exercise price will be reduced to equal that effective net price. These adjustments do not apply, however, to the issuance of common stock or such instruments in specified firm commitment underwritten public offerings, strategic arrangements, mergers or acquisitions, and grants and purchases of securities pursuant to equity incentive plans. The initial warrants are subject to repurchase as described above.

Registration of Underlying Common Stock

         In connection with the transactions described above, we have agreed to register for resale under the Securities Act the shares of common stock issuable upon conversion of the Series B preferred shares and exercisable under the initial warrants. Pursuant to the registration rights agreement, we have agreed to register these shares on a shelf registration statement on Form S-3. We have agreed to have an initial registration statement declared effective by May 30, 2002 and to use our best efforts to keep it continuously effective until the earlier of (a) March 19, 2004 or (b) all the shares covered by the registration statement have been sold. During such period, we may not suspend sales under the registration statement except in the limited circumstances set forth in the registration rights agreement.

Item 6.   Exhibits and Reports on Form 8-K

         (a)   Exhibits

Exhibit
Number	Description

4.1	Certificate of Designations of the Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock (filed as Exhibit to Current Report on Form 8-K filed by Aspen Technology, Inc. on February 12, 2002 and incorporated herein by reference)

4.2	Certificate of Designations of the Series B-I Convertible Preferred Stock and Series B-II Convertible Preferred Stock (filed as Exhibit to Current Report on Form 8-K filed by Aspen Technology, Inc. on March 19, 2002 and incorporated herein by reference)

4.3	Certificate of Designations of the Series C Preferred Stock (filed as Exhibit to Current Report on Form 8-K filed by Aspen Technology, Inc. on March 19, 2002 and incorporated herein by reference)

4.4	Amendment No. 2, dated as of February 6, 2002, to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.5 to Amendment No. 3 to Form 8-A/A filed by Aspen Technology, Inc. on February 12, 2002 and incorporated herein by reference)

4.5	Amendment No. 3, dated as of March 19, 2002, to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.6 to Amendment No. 4 to Form 8-A/A filed by Aspen Technology, Inc. on March 20, 2002 and incorporated herein by reference)

4.6	Registration Rights Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP (filed as Exhibit to Current Report on Form 8-K filed by Aspen Technology, Inc. on February 12, 2002 and incorporated herein by reference)

4.7	Amended and Restated Registration Rights Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein (filed as Exhibit to Current Report on Form 8-K filed by Aspen Technology, Inc. on March 19, 2002 and incorporated herein by reference)

10.1	Stockholder Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP (filed as Exhibit to Current Report on Form 8-K filed by Aspen Technology, Inc. on February 12, 2002 and incorporated herein by reference)

10.2	Amended and Restated Securities Purchase Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein (filed as Exhibit to Current Report on Form 8-K filed by Aspen Technology, Inc. on March 19, 2002 and incorporated herein by reference)

10.3	Amendment No. 3, dated as of March 19, 2002, to Credit Agreement dated as of October 27, 2000 between Aspen Technology, Inc. and Fleet National Bank (filed as Exhibit to Current Report on Form 8-K filed by Aspen Technology, Inc. on March 19, 2002 and incorporated herein by reference)

10.4	Amendment No. 4, dated as of March 19, 2002, to Credit Agreement dated as of October 27, 2000 between Aspen Technology, Inc. and Fleet National Bank (filed as Exhibit to Current Report on Form 8-K filed by Aspen Technology, Inc. on March 19, 2002 and incorporated herein by reference)

          (b)   Report on Form 8-K

          On February 12, 2002, we filed a current report on Form 8-K with respect to (a) our issuance of Series B-1 convertible preferred stock and warrants in a private placement and (b) our entering into a strategic alliance with Accenture.

          On March 3, 2002, we filed a current report on Form 8-K with respect to our issuance of Series B-2 convertible preferred stock and warrants in a private placement.

          On March 20, 2002, we filed a current report on Form 8-K with respect to our issuance of Series B-I and B-II convertible preferred stock in exchange for outstanding Series B-1 and B-2 convertible preferred stock.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.

	By:	/s/ LISA W. ZAPPALA

Lisa W. Zappala Senior Vice President and Chief Financial Officer

Date: May 15, 2002