Form 10-Q/A
period 2002-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2002-09-06
CIK 929940

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1 to

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-24786

Aspen Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2739697 (I.R.S. Employer Identification No.)

Ten Canal Park, Cambridge, Massachusetts 02141 (Address of principal executive office and zip code)

(617) 949-1000 (Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒    Yes   ☐     No

     As of May 13, 2002, there were 35,488,520 shares of the registrant’s common stock (par value $.10 per share) outstanding.

     The registrant hereby amends and restates Items 1, 2 and 3 of Part I of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, which was filed by the registrant on May 15, 2002, to reflect a preferred stock dividend of $3.2 million related to a beneficial conversion feature embedded in the Series B preferred stock and certain other adjustments described under the heading “Accretion of Preferred Stock Discount and Dividend” in Item 2 of Part I below.

Item 1. Financial Statements
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 1.    Financial Statements

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,
	2002	June 30,
	(As Restated, See Note 13)	2001

	(Unaudited and in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$103,174	$36,633
Short-term investments	14,624	31,005
Accounts receivable, net	81,152	86,737
Unbilled services	32,388	29,652
Current portion of long-term installments receivable, net	22,865	31,094
Deferred tax asset	3,252	3,252
Prepaid expenses and other current assets	21,304	17,591

Total current assets	278,759	235,964

Long-term installments receivable, net	32,343	43,428

Property and leasehold improvements, at cost	122,296	112,935
Accumulated depreciation and amortization	(77,630)	(69,659)

	44,666	43,276

Purchased intellectual property, net	29,600	—
Computer software development costs, net	10,514	8,539
Other intangible assets, net	16,194	19,612
Goodwill, net	24,276	24,352
Deferred tax asset	18,509	15,686
Other assets	14,885	15,737

	$469,746	$406,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,063	$2,539
Current portion of obligation subject to common stock settlement	29,600	—
Accounts payable and accrued expenses	46,619	62,959
Unearned revenue	21,308	18,711
Deferred revenue	29,050	24,341

Total current liabilities	129,640	108,550

Long-term debt and obligations, less current maturities	5,247	1,899

5 1/4% Convertible subordinated debentures	86,250	86,250

Deferred revenue, less current portion	4,983	8,190

Other liabilities	635	635

Stockholders’ equity:
Preferred stock	49,269	—
Common stock	3,216	3,157
Warrants outstanding	8,044	—
Additional paid-in capital	237,039	228,976
Accumulated deficit	(47,629)	(24,127)
Accumulated other comprehensive loss	(4,919)	(4,751)
Deferred compensation and notes receivable from stockholders	(1,527)	(1,683)
Treasury stock, at cost	(502)	(502)

Total stockholders’ equity	242,991	201,070

	$469,746	$406,594

The accompanying notes are an integral part of these consolidated condensed financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001
	(As Restated, See Note 13)		(As Restated, See Note 13)

	(Unaudited and in thousands, except per share data)

Software licenses	$37,380	$34,224	$96,550	$107,436
Service and other	46,086	46,092	140,102	131,503

Total revenues	83,466	80,316	236,652	238,939

Cost of software licenses	3,165	3,141	8,663	8,705
Cost of service and other	29,969	29,588	90,372	83,900
Selling and marketing	29,521	29,340	84,597	81,762
Research and development	19,585	18,590	55,413	50,150
General and administrative	8,678	8,289	23,620	22,454
Restructuring charges	(500)	—	2,142	—
Charge for in-process research and development	—	—	—	7,615

Total costs and expenses	90,418	88,948	264,807	254,586

Loss from operations	(6,952)	(8,632)	(28,155)	(15,647)
Other income (expense), net	(152)	(99)	(505)	19
Write-off of investment	—	—	—	(5,000)
Interest income, net	103	1,052	999	3,921

Loss before benefit from income taxes	(7,001)	(7,679)	(27,661)	(16,707)
Benefit from income taxes	(2,100)	(2,304)	(8,299)	(5,012)

Net loss	(4,901)	(5,375)	(19,362)	(11,695)
Accretion of preferred stock discount and dividend	(4,140)	—	(4,140)	—

Net loss applicable to common shareholders	$(9,041)	$(5,375)	$(23,502)	$(11,695)

Basic and diluted loss applicable to common shareholders per share	$(0.28)	$(0.18)	$(0.74)	$(0.39)

Basic and diluted weighted average shares outstanding	31,948	30,186	31,768	29,729

The accompanying notes are an integral part of these consolidated condensed financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,

	2002	2001
	(As Restated, See Note 13)

	(Unaudited and in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,362)	$(11,695)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (net of acquisition-related activity disclosed below):
Depreciation and amortization	17,214	17,779
Charge for in-process research and development	—	7,615
Write-off of investment	—	5,000
Amortization of deferred stock-based compensation	156	—
Deferred income taxes	(2,823)	(240)
Decrease in accounts receivable	5,695	9,098
Increase in unbilled services	(2,629)	(7,226)
Decrease (increase) in installments receivable	19,315	(3,898)
Increase in prepaid expenses and other current assets	(3,671)	(2,830)
Decrease in accounts payable and accrued expenses	(15,618)	(17,781)
Increase in unearned revenue	2,574	3,503
Increase (decrease) in deferred revenue	1,496	(8,318)

Net cash provided by (used in) operating activities	2,347	(8,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(7,651)	(13,193)
Proceeds from sale of fixed assets	1,725	—
Sale of investment securities	16,381	22,415
Increase in other long-term assets	(1,233)	(7,004)
Increase in computer software development costs	(5,285)	(4,030)
Decrease in other long-term liabilities	—	(685)
Cash used in the purchase of business, net of cash acquired	—	(19,200)

Net cash provided by (used in) investing activities	3,937	(21,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Series B convertible preferred stock and common stock warrants, net of issuance costs	56,664	—
Issuance of common stock under employee stock purchase plans	5,637	4,710
Exercise of stock options	1,084	11,203
Payments of long-term debt and capital lease obligations	(2,747)	(903)

Net cash provided by financing activities	60,638	15,010

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(381)	181

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,541	(15,499)
CASH AND CASH EQUIVALENTS, beginning of period	36,633	49,371

CASH AND CASH EQUIVALENTS, end of period	$103,174	$33,872

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of discount on Series B convertible preferred stock	$649	$—

Preferred stock dividend due to beneficial conversion feature of Series B convertible preferred stock	$3,232	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS RELATED TO ACQUISITIONS:
During the nine months ended March 31, 2001, the Company acquired certain companies in purchase transactions. These acquisitions are summarized as follows:
Fair value of assets acquired, excluding cash		$35,431
Payments in connection with the acquisitions, net of cash acquired		(19,200)

Liabilities assumed		$16,231

     The accompanying notes are an integral part of these consolidated condensed financial statements.

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1.     Interim Condensed and Consolidated Financial Statements

     In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2001, which are contained in the Annual Report on 10-K of Aspen Technology, Inc. (Company), as previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of June 30, 2001 has been derived from the consolidated financial statements. The results of operations for the three-month and nine-month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

     Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company’s assets that are denominated in currencies other than the U.S. dollar, primarily the British Pound, the Japanese Yen and the Euro. These foreign exchange contracts are entered into to hedge recorded installments receivable made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies. At March 31, 2002, the Company had effectively hedged $6.4 million of installments receivable denominated in foreign currency and subsequent to March 31, 2002 the Company effectively hedged an additional $4.3 million of installments receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than risk management.

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

	Notional	Average
	Amount	Contract Rate

British Pound Sterling	$2,817	1.45
Japanese Yen	2,569	115.58
Swiss Franc	517	1.64
Euro	540	0.89

	$6,443

Estimated fair value	$5,818 *

*	The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of March 31, 2002. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company’s banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

     (f) Reclassifications

     Certain prior balances have been reclassified to be consistent with the current year’s presentation.

3.     Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Under this statement, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its consolidated financial position or results of operations.

     In November 2001, the Emerging Issues Task Force (EITF) released Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. This requires that reimbursement received for out-of-pocket expenses be recorded as revenue and not as a reduction of expenses. This is mandatory for periods beginning after December 15, 2001, thus the Company has adopted the announcement for the quarter ended March 31, 2002. Reimbursable out-of-pocket expenses totaling $3.9 million and $13.9 million in the three and nine months ended March 31, 2002, respectively and $3.9 million and $11.3 million for the three and nine months ended March 31, 2001, respectively, have been reclassified as service and other revenue and cost of service and other.

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

6.     Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three and nine-months ended March 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	2002	2001	2002	2001

Net loss	$(4,901)	$(5,375)	$(19,362)	$(11,695)
Unrealized gain (loss) on investments	(141)	249	(247)	785
Foreign currency adjustment	(750)	(1,818)	79	(1,942)

Comprehensive loss	$(5,792)	$(6,944)	$(19,530)	$(12,852)

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

     In the third quarter of fiscal 2001, the revenues realized by the Company were below the Company’s expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. At that time, the Company also reduced its revenue expectations for the fourth quarter of fiscal year 2001 and for the fiscal year 2002. Based on the reduced revenue expectations, Company management evaluated the business plan and made significant changes, resulting in a restructuring plan for the Company’s operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of the Company’s e-business focus to emphasize its marketplace solutions. The restructuring plan resulted in a pretax charge totaling $7.0 million. During the quarter ended March 31, 2002, the Company reversed $500,000 of the restructuring accrual related to certain facility leases due to revised information on sublease assumptions. As of March 31, 2002, there was approximately $1.8 million remaining in accrued expenses relating to the restructuring. This amount primarily relates to the close-down and consolidation of facilities.

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

     In the event of a specified change of control, a holder either may require that the Company redeem shares of Series B Preferred stock at a price equal to 115% of the stated value, plus accrued but unpaid dividends, or may elect to convert shares of Series B Preferred stock into the consideration that the holder would have received had the holder converted the shares of Series B Preferred stock into common stock immediately before the change of control event. If the holder elects to receive the former, in situations deemed to be outside of the Company’s control, the Company may redeem the shares in cash or Series C Preferred stock, at the Company’s option. In situations deemed to be within the Company’s control, cash redemption may be required.

     The Company allocated the net consideration received from the sale of the Series B Preferred stock between the Series B Preferred stock and the warrants on the basis of the relative fair values at the date of issuance, allocating $8.0 million to the warrants. The warrants are exercisable at any time prior to the fifth anniversary of their issue date. The fair value of the common shares into which the Series B Preferred Stock is convertible exceeded the proceeds allocated to the Series B Preferred Stock at the date of issuance by $3.2 million, resulting in a beneficial conversion feature that was recognized as an increase in additional paid-in-capital and as a discount to the Series B Preferred Stock. This additional discount was immediately accreted through a charge to accumulated deficit. The remaining discount on the Series B Preferred stock is being accreted to its redemption value over the earliest period of redemption. For the quarter ended March 31, 2002, the Company accreted $0.6 million of Series B Preferred stock discount.

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

Three Months Ended March 31, 2002 -
Revenues from unaffiliated customers	$37,380	$31,566	$14,520	$83,466
Controllable expenses	15,837	23,305	3,089	42,231

Controllable margin(1)	$21,543	$8,261	$11,431	$41,235

Three Months Ended March 31, 2001 -
Revenues from unaffiliated customers	$34,224	$31,639	$14,453	$80,316
Controllable expenses	14,466	21,655	3,220	39,341

Controllable margin(1)	$19,758	$9,984	$11,233	$40,975

Nine Months Ended March 31, 2002 -
Revenues from unaffiliated customers	$96,550	$96,254	$43,848	$236,652
Controllable expenses	45,263	68,062	8,819	122,144

Controllable margin(1)	$51,287	$28,192	$35,029	$114,508

Nine Months Ended March 31, 2001 -
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

13.     Restatement

     Subsequent to the issuance of its financial statements for the three and nine months ended March 31, 2002, the Company determined it had incorrectly accounted for the beneficial conversion feature of the convertible preferred stock issued in February and March 2002. As a result, the accompanying consolidated condensed financial statements as of March 31, 2002 and for the three and nine months then ended have been restated from the amounts previously reported to give accounting recognition to the beneficial conversion feature, and to give effect to additional adjustments that result in a $0.2 million increase to the accretion of the preferred stock discount, and a $0.2 million increase to the valuation of the common stock warrants issued with Series B Convertible Preferred Stock. A summary of the significant effects of the restatement is as follows:

	As Previously
	Reported	As Restated

Consolidated Condensed Balance Sheet as of March 31, 2002
Preferred stock	49,202	49,269
Warrants outstanding	7,875	8,044
Additional paid-in-capital	233,807	237,039
Accumulated deficit	(44,161)	(47,629)

Consolidated Condensed Statement of Operations for the three months ended March 31, 2002
Accretion of preferred stock discount and dividend	(672)	(4,140)

Consolidated Condensed Statement of Operations for the nine months ended March 31, 2002
Accretion of preferred stock discount and dividend	(672)	(4,140)

     None of the adjustments made as a result of the restatement affected our cash position or our net loss for the three or nine months ended March 31, 2002.

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

     AS DISCUSSED IN NOTE 13 TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS INCLUDED IN ITEM 1, WE HAVE RESTATED OUR FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002. THE FOLLOWING DISCUSSION AND ANALYSIS TAKES INTO ACCOUNT THE EFFECTS OF THE RESTATEMENT.

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

Revenue Recognition — Software Licenses

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

Revenue Recognition — Consulting Services

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

Accretion of Preferred Stock Discount and Dividend

     The accretion of preferred stock discount and dividend amounted to $4.1 million for the three and nine months ended March 31, 2002. This amount relates to the financing of February and March 2002, in which we issued and sold 40,000 shares of Series B-I convertible preferred stock and 20,000 shares of Series B-II convertible preferred stock, together with warrants to purchase 791,044 shares of common stock, for an aggregate purchase price of $60.0 million. (This transaction is described below under the heading “Liquidity and Capital Resources”.) The fair value of the common shares into which the Series B convertible preferred stock is convertible exceeded the proceeds allocated to the Series B preferred stock at the date of issuance by $3.2 million, resulting in a beneficial conversion feature that was recognized as an increase in paid-in-capital and a discount on the Series B preferred stock. This additional discount was immediately accreted through a charge to accumulated deficit. The remaining discount on the Series B preferred stock is being accreted to its redemption value over the earliest period of redemption. For the quarter ended March 31, 2002, we accreted $0.6 million of Series B preferred stock discount. Finally, the holders of the Series B preferred stock are entitled to a 4% dividend, that is payable quarterly, in either cash or common stock. For the quarter ended March 31, 2002 we recorded a dividend of $0.3 million.

     The accretion of preferred stock discount and dividend of $4.1 million included in the consolidated condensed financial statements in Item 1 above differ from the $0.7 million that we had originally recorded in our quarterly report on Form 10-Q for the quarter ended March 31, 2002 as initially filed with the SEC on May 15, 2002. This difference can be attributed to the $3.2 million beneficial conversion feature that we had not recorded in the initial filing, and a $0.2 million increase to the accretion of the remaining discount. Neither of these adjustments affected our cash position or our net loss for the three or nine months ended March 31, 2002.

Liquidity and Capital Resources

     During the nine months ended March 31, 2002, our cash and cash equivalents balance increased by $66.5 million. Net cash provided by financing activities was approximately $60.6 million, consisting primarily of $56.7 million in net proceeds from the sale of Series B convertible preferred stock and common stock warrants and proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options. Net cash provided by operations was $2.3 million due primarily to the decrease in accounts receivable and installments receivable, plus the increases in unearned and deferred revenue, offset by the $19.4 million net loss and the decrease in accounts payable and accrued expenses. Net cash provided by investing activities was approximately $3.9 million due to the sale of investment securities of $16.4 million, partially offset by capital purchases of $7.7 million and an increase in computer software development of $5.2 million. During the nine months ended March 31, 2002, we have acquired $6.6 million of equipment and software by entering into capital lease arrangements.

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

     In February and March 2002, we issued and sold 40,000 shares of Series B-I convertible preferred stock and 20,000 shares of Series B-II convertible preferred stock, together with warrants to purchase 791,044 shares of common stock, for an aggregate purchase price of $60.0 million. Our net proceeds from these transactions were $56.7 million, after deducting the placement agent fee and our other expenses in connection with the placement. The Series B preferred stock accrues dividends at an annual rate of 4% that is payable quarterly, commencing June 30, 2002, in either cash or common stock, at our option (subject to our satisfaction of specified conditions set forth in our charter). Each share of Series B preferred stock is convertible into a number of shares of common stock equal to the stated value, which initially is $1,000, divided by a conversion price of $19.97 and $17.66 for the Series B-I and Series B-II preferred stock, respectively, subject to anti-dilution and other adjustments. As a result, the shares of Series B preferred stock initially were convertible into an aggregate of approximately 3,135,476 shares of common stock. The Series B preferred stock is subject to mandatory redemption on February 7, 2009, to be paid in cash, stock or both, at our option.

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

     We may issue additional equity securities or incur long-term indebtedness to finance future acquisitions. The issuance of equity securities could result in dilution to existing stockholders, while the use of cash reserves or significant debt financing could reduce our liquidity and weaken our financial condition. We intend to fund the Hyprotech acquisition substantially from the proceeds of convertible preferred stock and common stock financings effected in 2002. See “- Our common stockholders may experience further dilution and the price of our common stock may decline as the result of our convertible preferred stock and common stock financings.”

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

     The Series B preferred stock accrues dividends at an annual rate of 4% that is payable quarterly, commencing June 30, 2002, in either cash or common stock, at our option (subject to our satisfaction of specified conditions set forth in our charter). From August 7, 2003 until February 7, 2004 for the Series B-I preferred stock, and from August 28, 2003 until February 17, 2004 for the Series B-II preferred stock, holders may require that we redeem up to a total of 20,000 shares of Series B-1 preferred stock and 10,000 shares of Series B-II preferred stock if the average closing price of the common stock for the 20 consecutive trading days immediately preceding August 7, 2003 and August 28, 2003, respectively, or any date thereafter is below the then-applicable conversion price. Beginning on February 8, 2004 and February 28, 2004, holders of Series B-I preferred stock and Series B-II preferred stock, respectively, may require that we redeem any or all of their shares. Any such redemption must be made in cash or stock, at our option (subject to our satisfaction of specified conditions set forth in our charter), at a price equal to the stated value plus accrued but unpaid dividends. We will be required to redeem all of the then-outstanding Series B preferred stock on February 7, 2009 at a price equal to the stated value plus all accrued but unpaid dividends. The redemption price may be paid in cash, stock or both, at our option. The stock payment will consist of either common stock or Series C Preferred Stock, subject to our satisfaction of specified conditions set forth in our charter.

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

Foreign Exchange Hedging

     We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $6.4 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, and Euro currencies which represented underlying customer accounts receivable transactions at the end of the third quarter of fiscal 2002. We adopted SFAS 133 in the first quarter of fiscal 2001. As a result, at each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and loss related to these instruments for the first and second quarters of fiscal 2001 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

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

     Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

		Forward
	Average	Amount
	Contract	in U.S. Dollars
Currency	Rate	(in thousands)	Contract Origination Date	Contract Maturity Date

British Pound Sterling	1.45	$2,817	Various: Jul 99— Feb 02	Various: Apr 02— Dec 03
Japanese Yen	115.58	2,569	Various: Jul 99— March 02	Various: Apr 02— Dec 03
Swiss Franc	1.64	517	Various: Jul 99— Feb 02	Various: Apr 02— Dec 02
Euro	0.89	540	Various: Jun 00— Mar 02	Various: Apr 02— May 03

Total		$6,443

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.

Date: September 6, 2002	By:	/s/ LAWRENCE B. EVANS Lawrence B. Evans President and Chief Executive Officer

Date: September 6, 2002	By:	/s/ LISA W. ZAPPALA Lisa W. Zappala Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Lawrence B. Evans, certify that:

1.	I have reviewed this Amendment No. 1 (the “Report”) to the Quarterly Report on Form 10-Q/A of Aspen Technology, Inc.;

2.	based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

3.	based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Report.

Date: September 6, 2002	/s/ LAWRENCE B. EVANS

Lawrence B. Evans
President and Chief Executive Officer
(principal executive officer)

I, Lisa W. Zappala, certify that:

1.	I have reviewed this Amendment No. 1 (the “Report”) to the Quarterly Report on Form 10-Q/A of Aspen Technology, Inc.;

2.	based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

3.	based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Report.

Date: September 6, 2002	/s/ LISA W. ZAPPALA

Lisa W. Zappala
Senior Vice President and Chief Financial Officer
(principal financial officer)