Form 10-K
period 2002-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2002-09-30
CIK 929940

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-24786

Aspen Technology, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2739697
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
Ten Canal Park Cambridge, Massachusetts	02141 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:

(617) 949-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.10 par value per share

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of September 27, 2002, the aggregate market value of common stock (the only outstanding class of common equity of the Registrant) held by nonaffiliates of the Registrant was $35,719,598, based on a total of 30,077,052 shares of common stock held by nonaffiliates and on a closing price of $2.85 for the common stock as reported on the Nasdaq National Market.

      As of September 27, 2002, 38,155,721 shares of common stock were outstanding.

Documents Incorporated by Reference

      The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2002. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

      Aspen Plus, AspenTech and ICARUS are our registered trademarks, and Aspen Zyqad, Orion, Petrolsoft, PetroVantage and Plantelligence are our trademarks.

      This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Readers are cautioned that all forward-looking statements involve risks and uncertainties, many of which are beyond our control, including the factors set forth under “Item 1. Business — Factors that may affect our operating results and stock price.” Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and there can be no assurance that actual results will be the same as those indicated by the forward-looking statements included in this Form 10-K. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I

Item 1.     Business

      We are a leading supplier of integrated software and services to the process industries, which consist of petroleum, chemicals, pharmaceutical and other industries that provide products from a chemical process. We develop two types of software to design, operate, manage and optimize our customers’ key business processes: engineering software and manufacturing/ supply chain software.

      Our products, consisting of software and services, improve a variety of business activities, including streamlining raw material procurement, optimizing production, reducing the cost of delivering finished products to customers and increasing returns from plant assets. These products enable customers to improve their competitiveness and profitability by increasing revenues, reducing operating costs, reducing working capital requirements and decreasing capital expenditures.

      Specifically, our engineering software represents approximately fifty percent of our software licenses revenue and is a desktop application that our customers use to improve the way they develop and deploy these assets for increased profitability — whether they are hard plant assets or intellectual property assets. Optimizing the way plant assets are designed and managed and improving the way a company leverages its intellectual assets help our customers maximize their return on capital by reducing cost of investment, improving physical plant operating performance, and bringing new products to market faster.

      Our manufacturing/ supply chain software represents the remaining fifty percent of our software licenses revenue and consists of products that focus on our customers’ day-to-day operational activities. These products enable companies to run their supply chain and plants more efficiently, helping them make better-informed, more profitable decisions. These products help companies to reduce their fixed and variable costs in the plant, improve their product yields, procure the right raw materials and evaluate opportunities for cost savings and efficiencies in their enterprise-wide supply chain.

      The specific challenges of the process industries demand dedicated solutions that are tailored to the needs of each vertical market. For example, the process industries have no standard bill of materials and customers often have to understand the impact of co-products and by-products in the production process. With over 20 years of process industry experience, we have developed domain expertise and extended the breadth of our solution to provide a strategic advantage to our customers.

      Our customer base of over 1,200 process manufacturers includes 46 of the world’s 50 largest chemical companies, 23 of the world’s 25 largest petroleum refiners, 18 of the world’s 20 largest pharmaceutical companies and 17 of the world’s 20 largest engineering and construction firms that serve the process industries. We have established a network of strategic relationships to leverage our internal sales and marketing efforts, enhance the breadth of our solutions and expand our implementation capabilities. This network includes relationships with systems integrators such as Accenture and IBM Global Solutions, and technology providers such as Intergraph.

Industry Background

      To succeed in an increasingly competitive global environment, process manufacturers must simultaneously reduce costs and increase efficiency, responsiveness and customer satisfaction. Process manufacturers produce petroleum products, petrochemicals, polymers, specialty chemicals, pharmaceuticals, pulp and paper, electric power, food and beverages, consumer products and metals and minerals, using certain common production methods. These methods involve chemical reactions, combustion, mixing, separation, heating, cooling and similar processes to make products in the form of bulk solids, liquids, gases, powders and films. Because process manufacturing tends to be asset-intensive, increases in profitability in these industries depend substantially upon reducing the costs of raw materials, energy and capital. Given the large production volumes typical in the process industries and the relatively low profit margins characteristic of many sectors within the process industries, even relatively small reductions in raw material or energy requirements or small improvements in input costs, throughput or product yields can significantly increase the profitability of the process manufacturing enterprise.

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

      Following multiple mergers and acquisitions, process manufacturers global operations are complicated and difficult to manage. They require enterprise information technology, or IT, solutions that provide clear visibility to support mission-critical business decisions and that enable operational improvement across the entire organization.

      With the widespread adoption of transactional ERP systems, these companies are poised to capture a new wave of value by better leveraging information throughout their enterprises. However, even though ERP systems are streamlining internal transactions and capturing transactional data, they are unable to provide the answers to the fundamental business questions process manufacturers face every day: How can they run their operations and develop their plant assets more effectively based on the information they get out of their ERP systems?

      To optimize performance, process manufacturers are demanding tools that enable them to fundamentally improve their highly complex production methods and processes. To meet these objectives, intelligent decision-support products must provide an accurate understanding of a plant’s capabilities, as well as accurate planning and collaborative forecasting information.

      As process manufacturers have become more adept at using point solutions that optimize individual engineering and manufacturing/ supply chain business processes, they increasingly are seeking additional performance improvements by integrating these products, both with one another and with DCS, ERP and other enterprise systems, to provide real-time, intelligent decision support. To achieve these objectives, companies are implementing manufacturing/ supply chain solutions to integrate related business processes across a single production facility. Companies are also implementing integrated manufacturing / supply chain solutions to extend the solutions across multiple plants within an enterprise by adding planning and scheduling functionality and extending integration beyond the enterprise walls.

      Process manufacturers look to optimize their supply chains by reducing cycle times substantially, adjusting production quickly to meet changing customer requirements, synchronize key business processes with plants and customers across numerous geographies and time zones, and quote delivery dates more accurately and reliably. Traditional solutions and emerging software integration vendors lack the deep process knowledge essential to solve the complex problems faced by process manufacturers attempting to achieve true optimization of their enterprises, from design to production to management of the extended supply chain.

The AspenTech Advantage

      AspenTech has been focused on developing software for the process industries for more than 20 years. Customers have learned to trust the knowledge and experience of our people and rely on the value our products deliver. Today, process companies are looking for enterprise solutions that are low risk, deliver maximum returns and support their strategic vision. With the proven value of our technologies, the strength of our partners, and our commitment to customer service, we are uniquely positioned to meet the needs of the marketplace. This industry experience and the breadth of our solution allow us to identify valuable new sources of profit for our customers, provide effective implementations with shorter time to benefit, optimize business processes and help our customers leverage more value from existing IT investments such as ERP systems.

      By maintaining a clear focus on the needs of our markets, we are established as a key strategic supplier, with a strong leadership position in all of the major markets we serve. Our technologies are tailored to the complex business processes that lie at the heart of our customers’ operations, and which have a direct impact on their profitability.

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

      Substantial Process Industry Expertise. We believe we have amassed the world’s largest collection of process industry domain knowledge to develop and implement our products. Our founders and executives have pioneered many of the most significant advances that today are considered industry-standard products across a wide variety of engineering, manufacturing and supply chain applications. Our services and development staff are well qualified to deliver value to our customers based on the practical experience gained from supporting IT installations for more than 1,200 process manufacturers worldwide.

      This significant base of chemical engineering expertise, process manufacturing experience and industry know-how serves as the foundation for the proprietary solution methods, physical property models and data estimation techniques embedded in our software solution. We continually enhance our software applications through extensive interaction with our customers, some of which have worked with our products over the past twenty years. To complement our software expertise, we have assembled a staff of approximately 530 project engineers to provide implementation, advanced process control, real-time optimization, supply chain management and other consulting services. We believe this consulting team is the largest of any competitive independent solution provider. Our expertise spans the process industry’s vertical markets, from chemicals, petrochemicals and refining to pharmaceuticals, specialty chemicals and polymers, and others.

      Large and Valuable Customer Base. We view our customer base of more than 1,200 process manufacturers as an important strategic asset and as evidence of one of the strongest franchises in the industry. We count among our customers 46 of the world’s 50 largest chemical companies, 23 of the world’s 25 largest petroleum refiners, and 18 of the world’s 20 largest pharmaceutical companies. We also have numerous leading customers in other vertical markets. In addition, 17 of the 20 largest engineering and construction firms that serve these industries use our design software. These relationships enable us to identify and develop or acquire solutions that best meet the needs of our customers, and they are a valuable part of our efforts to penetrate the process industries with new software solutions. Our customer base is underpenetrated in the use of strategic enterprise-wide products, particularly for our manufacturing/ supply chain products. As process manufacturers increasingly focus on integration and optimization of their extended supply chains, we expect many of our existing customers to be among the first to implement our newly-developed enterprise solutions.

      Rapid, High Return on Investment. We believe that customers purchase our products because they provide rapid, demonstrable and significant returns on investment. Because of the large production volumes and relatively low profit margins typical in many of the process industries, even small improvements in productivity can generate substantial recurring benefits. First-year savings can exceed the software and implementation costs of our products. Our integrated solution, whether applied across a plant, an enterprise or an extended supply chain, can yield even greater returns. In addition, our products generate important organizational efficiencies and operational improvements, the dollar benefits of can be difficult to estimate.

      Complete, Integrated Solution. While some vendors offer stand-alone products that compete with one or more of our products, we believe we are the only provider that offers a comprehensive solution to process manufacturers that addresses key business processes across the value chain. Our solutions can be used on a stand-alone basis, integrated with one another or integrated with third-party applications. Customers can initially choose to implement a point solution or our integrated solution, which is scalable as the customer’s needs evolve. Our manufacturing/ supply chain offering integrates multiple business processes within a single plant, across the enterprise and with customers, suppliers and other trading partners. The breadth of our solutions expand the overall value we can bring to our customers and represent an important source of competitive differentiation.

Strategy

      Our strategy is to leverage our leadership position in both the engineering and manufacturing/ supply chain solutions to develop new, innovative solutions that will create economic value for our customers and will be unmatched by other competitors in the marketplace. A key part of this strategy is to integrate all of our products and technologies to create enterprise-enabled solutions that enable integrated business processes.

      Develop Innovative Enterprise Solutions. We are developing enterprise technologies designed to connect easily to other components of the IT infrastructure and to be implemented in a series of steps, rather than one, large-scale implementation. These products will leverage our existing technologies, and will also include a number of new integration and business process products. We are seeking to become the first software vendor to assemble and offer all of the components required for an enterprise solution. We believe that customers will increasingly demand integrated solutions and that our development work will enable us to become a strategic software provider and provide products that other “niche” competitors are unable to match.

      We are working closely with Accenture to further develop these products. Accenture is providing intellectual property, software development resources and business process expertise to augment our own domain expertise. Accenture is our most significant strategic partner as they are helping us develop and market our manufacturing/ supply chain products, as well as being our preferred implementer in the chemicals and petroleum industries.

      Work with Strategic Partners. Partners are an important part of our strategy to help us accelerate our time to bring products to market and provide us with additional resources to implement enterprise solutions. Partners represented 16 percent of our software sales in our last fiscal year and an important part of our strategy is to see this increase substantially over the long-term. In addition to our alliance with Accenture, we have a strategic systems integrator relationship with IBM Global Solutions and a technology alliance in our engineering business with Intergraph. Our strategy is to work with a select number of strategic partners that will help us deliver our vision of enterprise value to our key process industry customers.

      Drive Two Product Lines: Engineering and Manufacturing/ Supply Chain. Our engineering and manufacturing/ supply chain product lines have different value propositions, different end users and are built on different technology components. While many of our customers buy both product lines, we believe the dynamics of each product line warrant a separate focus on each. We will drive our business as two distinct product lines, and we believe that this strategy will allow each product line to grow more quickly than if they were managed together. While the product lines will be managed separately, we will seek to exploit the linkage between the two product lines; namely, a common model of the plant. By exploiting this linkage, we believe we will have an advantage over competitors that compete only in one product market, but not the other.

      Our engineering product line creates value for our customers by improving the way they develop and deploy physical plant assets and intellectual property assets. With our acquisition of Hyprotech in May 2002, we believe we are positioned to provide the process industries with even more value in their engineering operations. Currently, most customers use our software with separate engineering teams to create models for their petroleum and chemicals operations. We believe that by providing one unified model for both businesses, we will enable companies to drive greater efficiencies throughout their enterprises. We also believe that there are opportunities for efficiency increases by creating engineering solutions that make it easier for companies and their partners to collaborate. Our strategy is to use our combined expertise to develop new solutions that will help us to win new customers and better compete against other vendors.

      Our manufacturing/ supply chain products focus on our customers’ day-to-day and strategic operational activities. These products help our customers run their supply chains, refineries and plants more efficiently, helping them make more profitable decisions. Working with Accenture, we believe we can offer the most technologically advanced family of manufacturing/ supply chain products. In addition to addressing a broad range of challenges faced by process manufacturers, we believe many of our solutions are best-in-class, including process simulation, advanced process control, real-time optimization, scheduling and planning, process information management and supply chain management. Because these applications form the core of our integrated solution, we are committed to broadening and enhancing the functionality of our best-in-class products.

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

Products: Software and Services

      We provide software and services that enable our customers to make improvements across their enterprises. Our engineering software products are used on the engineer’s desktop and typically require a minimal amount of services. Our manufacturing/ supply chain products are used in the plant and across the supply chain and typically are services-intensive due to their complex nature. The following elements are key components of our selling process and overall solution set.

•	Aspen Value Process — We provide consulting services that help customers identify potential benefits from improvement in business processes, and develop the right technology strategy.

•	Business Process Best Practices — Using our proprietary methodology, we benchmark the customer’s current work processes against best practices for specific areas of the overall value chain.

•	Leading Process Industry Software — The heart of our solution consists of integrated software products for engineering and manufacturing/ supply chain.

•	Implementation Services — These services leverage our experienced implementation team to help the customer get rapid time-to-benefit as it implements our technology.

•	Global Services and Support — We provide 24-hour global services and support for mission critical applications to help the customer sustain its performance in capturing economic benefits.

      Our major global process industry customers are increasingly looking to partner with a few strategic software providers that can help them operate efficiently and profitably. To ensure that we continue as one of these core suppliers, we are focusing our development efforts on completing the transformation of our stand-alone, point technologies into products that can be configured into scalable, enterprise-enabled solutions.

      We categorize our software into two main categories: engineering and manufacturing/ supply chain. Under these two categories fall three main product families. Our foundation products consist of our traditional market-leading point products for modeling and simulation, supply chain, advanced control and optimization and production and information management. They are the “engines” of our business process products, which is our second family of products. Our business process products automate the workflow for specific business processes and are pre-configured for a specific application. Our Aspen enterprise platform products provide the basic infrastructure to support business process automation across the enterprise and are based on leading industry standards. All three families of products work together to deliver substantial economic value for our customers.

      We design our products to capture process knowledge in a consistent, accurate and reliable form based on models that customers can use as the basis for decision-making across the entire manufacturing life-cycle. These models and the associated knowledge captured in the supporting IT systems provide real-time, intelligent decision support across the process manufacturing enterprise. Our software products can be linked with ERP products and DCS systems to improve a customer’s ability to gather, analyze and use information across the process manufacturing life-cycle.

      Engineering. In the process industries, maximizing profit begins with design. Process manufacturers must be able to address a variety of challenging questions relating to strategic planning, collaborative engineering and debottlenecking and process improvement — from where they should locate their facilities to how they can make their products at the lowest cost to what is the best way to operate for maximum efficiency. To address these issues, they must improve asset optimization to enable faster, better execution of complex projects. Our engineering solutions help companies maximize their return on plant assets and collaborate with engineers on common models and projects. These products form the foundation for optimizing process manufacturers’ supply chains and manufacturing facilities. By using our products to create and capture knowledge in the form of models, information can be re-used across the business. Profit improvements result from:

•	reduced capital and operating costs;

•	reduced time to operation;

•	lowered manufacturing cost base and increased asset utilization;

•	increased production flexibility and agility; and

•	efficient execution of capital projects.

      Our flagship products in this area include Aspen Plus, Aspen Hysys and Aspen Zyqad. Our engineering tools are based on an open environment and are implemented on the Microsoft Windows operating system, while selected components are available for implementation on UNIX and VMS systems. Implementation of our engineering products does not typically require substantial consulting services, although services may be provided for customized model designs and process synthesis.

      Manufacturing/ Supply Chain. Our manufacturing/ supply chain products cover everything from choosing the right raw materials, to producing them efficiently in the plant, to delivering finished products in the most cost-effective manner possible. This broad scope of business process requires that we have the appropriate breadth of products to help optimize these processes.

      The ever-changing nature of the process industries means new profit opportunities can appear at any time. To identify and seize these opportunities, process manufacturers must be able to increase their visibility to data and information across the value chain, optimize planning and collaborate across the value chain, and detect and exploit supply chain opportunities. Our manufacturing/ supply chain products help companies develop their most optimal operating plans based on real-time demand and market trends. Business activities include demand management, supply and demand optimization and inventory planning. Profit improvements result from:

•	improved responses to customer requirements;

•	decreased planning costs;

•	reduced inventory carrying costs; and

•	decreased response times.

      The process industries’ typical production cycle offers many opportunities for optimizing profits. Process manufacturers must be able to address a wide range of issues driving execution efficiency and cost, from selecting the right feedstock and raw materials to production scheduling to identifying the right balance among customer satisfaction, costs and inventory. Our manufacturing/ supply chain products support the execution of the optimal operating plan in real-time and include the key functions of sourcing, making and delivering physical products to customers.

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

      The plant is the center of uncertainty and cost in the process industries’ supply chains. Our integrated solution in the plant, Plantelligence, provides real-time plant information to determine the optimum product mix at an individual manufacturing location, how a manufacturing facility’s production schedule should be adjusted to meet an unexpected change in customer demand and how to operate the plant within safety and environmental constraints. Plantelligence is designed to integrate with a plant’s hardware systems, ERP system and existing IT systems to optimize the operation of the plant. By uniting our products in a common framework, Plantelligence provides a comprehensive set of business improvements to process manufacturing plants. The applicable business processes include production scheduling, production management and production control. Profit improvements come from:

•	increased production flexibility;

•	increased capacity utilization, product yield and throughput;

•	reduced product variability;

•	improved margins; and

•	higher average selling price through improved quality.

      Our solutions are designed to help customers with near-term activities such as determining how to best balance customer satisfaction, costs and inventory. They are also used to more effectively translate customer inquiries into orders, determine in real-time whether to commit to a new order and provide a reliable delivery date, and determine how to deliver an order to a customer in the most reliable manner and at the lowest cost. Profit improvements come from:

•	increased revenue and customer satisfaction;

•	lower distribution and transportation costs;

•	reduced inventory carrying costs;

•	reduced transaction costs; and

•	improved customer relationships.

Services

      We offer implementation, advanced process control, real-time optimization and other consulting services in order to provide our customers with complete solutions. Customers typically use our engineering solutions without implementation assistance. Customers that purchase manufacturing/ supply chain products frequently require implementation assistance from us and our partners.

      Customers who obtain consulting services from us typically engage us to provide such services over periods of up to 24 months. We generally charge customers for consulting services, ranging from supply chain to on-site advanced process control and optimization services on a fixed-price basis or time-and-materials basis.

      As of September 15, 2002, we employed a staff of approximately 530 project engineers to provide consulting services to our customers. We believe this large team of experienced and knowledgeable project engineers provides an important source of competitive differentiation. We primarily hire as project engineers individuals who have obtained doctoral or master’s degrees in chemical engineering or a related discipline or who have significant relevant industry experience. Our employees include experts in fields including thermophysical properties, distillation, adsorption processes, polymer processes, industrial reactor modeling, the identification of empirical models for process control or analysis, large-scale optimization, supply distribution systems modeling and scheduling methods.

      Historically, most licensees of our planning and scheduling products and a limited number of licensees of our process information management and supply chain management systems have obtained implementation consulting services from third-party vendors. Our strategy is to continue to develop and expand relationships with third-party consultants in order to provide a secondary channel of consulting services.

Partnerships

      Our strategy is to establish partnerships with a few select companies -companies that offer a complementary set of technologies, services and industry expertise, and hold the same belief that process manufacturers can significantly improve their profitability by applying the right IT solutions strategically across their business enterprises. Among these leading partners are companies like Accenture, Intergraph and IBM Global Solutions, including the consulting practice it recently acquired from PricewaterhouseCoopers -world-class organizations that can help us deliver the compelling solutions our customers require, and accelerate our growth within our target markets. This past year partners generated 16% of our software revenues, which was up from 10% in fiscal year 2001.

      Our alliance with Accenture is an important example of the strategic value our partners provide. Together, we have identified the need for a new range of “next generation” products for the chemicals and petroleum industries. The products will enable our customers to build on their ERP investments and make a step-change in the way they run their supply chain and manufacturing operations, resulting in significant bottom-line benefits.

      Developing these products requires extensive industry expertise. The task involves designing and building new business processes, and using technology to automate a range of functions across an organization. Achieving this objective requires leveraging the capabilities of our partners, including applying Accenture’s detailed business process knowledge to refine our solutions and incorporate the industry’s most innovative best-practices. Accenture has a track record of helping to develop new solutions in the process industries and the expertise it gained from its “IS Oil” initiative, in which it helped to tailor ERP software for the petroleum industry, will be an important component of creating new solutions that help us to penetrate the market.

      The combined resources of both companies will not only enable us to get to market faster with these innovative new products, they will also allow us to market and implement them more effectively. Accenture’s industry relationships and program management expertise will enable us to increase our market penetration, offering our customers a joint delivery model that combines reduced risk with attractive returns. Our partner strategy is a critical component of our plans to penetrate the market and grow our business.

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

      Our product development activities are currently focused on strengthening the integration of our key products, expanding the set of business processes our software covers, exploiting web technology, and enhancing and simplifying the user interfaces. As of September 15, 2002, we employed a product development staff of approximately 530 people.

Customers

      Our software solutions are installed at the facilities of more than 1,200 customers worldwide. The following table sets forth a partial selection of our customers from whom we generated at least $300,000 of revenues in fiscal 2001 or 2002. For fiscal 2002, our license revenues consisted of the following: 52% in refining and petrochemicals, 15% in polymers, 14% in life sciences and specialty chemicals, 10% from engineering and construction design firms, and 9% in other segments of the process industries.

Chemicals and Petrochemicals
Air Liquide
Akzo Nobel
AtoFina
BASF AG
BP
BOC Group
Celanese AG
The Dow Chemical Company
Eastman
Equistar Chemicals, LP
Huntsman Corporation
Mitsubishi Chemical Corporation
Mitsui Chemicals
Nova Chemicals, Ltd.
Shell
Sasol

Consumer Goods and Packaging
Cargill
Conagra
Iowa Beef Products
Mother Parker’s Coffee & Tea
Procter & Gamble

Engineering and Construction, Licensor, Consulting, Research Institute
Bechtel Group
Fluor Daniel
Foster Wheeler
Jacobs Engineering Group, Inc.
JGC Corporation
Kellogg Brown & Root (KBR)
Lurgi AG	Life Sciences and Specialty Chemicals
AstraZeneca
Aventis Research & Technologies
Bayer Corporation
Baxter Healthcare
Eli Lilly
Pfizer
Hercules, Inc.
Owens Corning
Rohm and Haas Company
Solutia Inc.
UCB Chemicals

Refining, Oil and Gas
BP
Chevron Corporation
Citgo Petroleum Corporation
Motiva Enterprise
Exxon Mobil
Lyondell Citgo Refining Company Ltd.
PetroCanada
PDVSA
Phillips Petroleum Company
Repsol Petroleo SA
Shell Oil Company
SK Corp Ltd
Sinopec
Statoil
Sunoco Inc.
Tosco Corporation
Total-Fina
Valero Refining Company
Yukos

Sales and Marketing

      We employ a value-based sales approach, offering customers a comprehensive suite of software and service products that enhance the efficiency and productivity of their process manufacturing operations. We have increasingly focused on selling our products as a strategic investment by our customers and therefore target our principal sales efforts at senior management levels, including chief executive officers and senior decision makers in manufacturing, operations and technology. We believe our development of new enterprise-enabled products and our alliance with Accenture will help us to continue to focus and deliver our message for the chief executive, chief financial and chief information officers of our customers and that our ability to sell at senior levels within customer organizations is an important competitive advantage.

      Because the complexity and cost of our products often result in extended sales cycles, we believe that the development of long-term, consultative relationships with our customers is essential to a successful selling strategy. To develop these relationships, we have organized our worldwide sales around our two solution sets, engineering and manufacturing/ supply chain, as well as focusing on a select number of worldwide strategic accounts.

      In order to market the specific functionality and other complex technical features of our software products, each sales account manager and global account manager works with specialized teams of technical sales engineers and product specialists organized for each sales and marketing effort. Our technical sales engineers typically have advanced degrees in chemical engineering or related disciplines and actively consult with a customer’s plant engineers. Product specialists share their detailed knowledge of the specific features of our software solutions as it applies to the unique business processes of different vertical industries.

      We currently have 12 direct sales offices in cities in the United States and 21 direct sales offices in cities outside of the United States, including Brussels, Cambridge (England), Dusseldorf, Paris, Singapore and Tokyo. In geographic areas of lower customer concentration, we use sales agents and other resellers to leverage our direct sales force and to provide local coverage and first-line support. Our overall sales force, which consists of quota carrying sales account managers, sales services personnel, business support engineers, partner organization personnel, industry business unit professionals, marketing personnel, and support staff, consisted of approximately 500 persons on September 15, 2002.

      We supplement our direct sales efforts with a variety of marketing initiatives, including public relations activities, campaigns to promote awareness among industry analysts, user groups and our triennial conference, AspenWorld. AspenWorld has become a prominent forum for industry participants, including process manufacturing executives and analysts, to discuss emerging technologies and process industry technologies and to attend seminars led by industry experts. We will hold our next AspenWorld in October 2002.

      We also license our software products at a substantial discount to universities that agree to use our products in teaching and research. We believe that students’ familiarity with our products will stimulate future demand once the students enter the workplace. Currently, more than 650 universities use our software products in undergraduate instruction.

Competition

      Our markets are highly competitive. Both our engineering and manufacturing/ supply chain solutions compete with products of larger competitors with substantial resources. These competitors include businesses such as Simulation Sciences, a division of Invensys, the industrial automation control division of Honeywell, ABB, SAP, Manugistics, i2 Technologies, MDC Technology, Cadcentre, WinSim, Inc. (formerly ChemShare) and other public and privately held companies. We also face competition from large companies in the process industries that have developed their own proprietary software solutions. We compete primarily on the basis of reputation, product reliability and performance, product features and benefits, price and post-sale service and support.

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

Employees

      As of September 15, 2002, we had a total of 2,200 full-time employees. None of our employees is represented by a labor union, except that approximately 50 of Hyprotech, LTD belong to Prospect Union. We have experienced no work stoppages and believe that our employee relations are good.

Factors that may affect our operating results and stock price

      A number of risks and uncertainties exist that could affect our future operating results, including the following.

Risks Related to Our Business

Our lengthy sales cycle makes it difficult to predict quarterly revenue levels and operating results.

      Because license fees for our software products are substantial and the decision to purchase our products typically involves members of our customers’ senior management, the sales process for our solutions is lengthy and can exceed one year. Accordingly, the timing of our license revenues is difficult to predict, and the delay of an order could cause our quarterly revenues to fall substantially below expectations. Moreover, to the extent that we succeed in shifting customer purchases away from individual software products and toward more costly integrated suites of software and services, our sales cycle may lengthen, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. We have limited experience in forecasting the timing of sales of our integrated suites of software and services. Delays in sales could cause significant shortfalls in our revenues and operating results for any particular period.

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

      If, due to one or more of the foregoing factors or an unanticipated cause, our operating results fail to meet the expectations of public market analysts and investors in a future quarter, the market price of our common stock would likely decline. Since April 5, 2002, the date on which we preliminarily announced our estimated results for the fiscal quarter ended March 31, 2002, through the close of business on September 20, 2002, the price per share of our common stock, as reported by the Nasdaq National Market, decreased from $17.37 to $3.38.

Because we derive a majority of our total revenues from customers in the cyclical chemicals, petrochemicals and petroleum industries, our operating results may suffer if these industries experience an economic downturn.

      We derive a majority of our total revenues from companies in the chemicals, petrochemicals and petroleum industries. Accordingly, our future success depends upon the continued demand for manufacturing optimization software and services by companies in these process manufacturing industries. The chemicals, petrochemicals and petroleum industries are highly cyclical and highly reactive to the price of oil, as well as general economic conditions. In the past, worldwide economic downturns and pricing pressures experienced by chemical, petrochemical and petroleum companies have led to consolidations and reorganizations. These downturns, pricing pressures and restructurings have caused delays and reductions in capital and operating expenditures by many of these companies. These delays and reductions have reduced demand for products and services like ours. A recurrence of these industry patterns, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in these industries, could harm our operating results in the future.

If we do not compete successfully, we may lose market share.

      Our markets are highly competitive. Our engineering software competes with products of businesses such as Simulation Sciences, a division of Invensys, Shell Global Solutions, ABB, MDC Technology, Cadcentre, WinSim, Inc. (formerly ChemShare) and Process Systems Enterprise Ltd. As we expand our engineering solutions into the collaborative Process asset Lifecycle Management (PLM) market we may see competition from companies that we have not typically competed against in the past, such as Agile, PTC, and EDS. Our manufacturing/ supply chain software competes with products of companies such as Honeywell’s Hi-Spec division, Invensys, ABB, Rockwell, i2 Technologies, Manugistics and certain components of SAP’s supply chain offering. We also face competition in all three areas from large companies in the process industries that have developed their own proprietary software solutions.

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

      We have experienced in the past, and may experience again in the future, problems integrating the operations of a newly acquired company with our own operations. Acquisitions also expose us to potential risks, including diversion of management’s attention, failure to retain key acquired personnel, assumption of legal or other liabilities and contingencies, and the amortization of acquired intangible assets. Moreover, customer dissatisfaction with, or problems caused by, the performance of any acquired products or technologies could hurt our reputation.

      In particular, on May 31, 2002, we purchased the capital stock of Hyprotech Ltd. and related subsidiaries of AEA for approximately £66.2 million (or approximately $96.6 million, based on the exchange rate as of May 9, 2002, the date of the agreement) in cash. The Hyprotech business operates globally and is the second largest acquisition we have made. The integration of the personnel, products and technologies of Hyprotech will require significant management time and skill, and our inability to complete the acquisition effectively and efficiently could cause our operating results to suffer.

      We funded the Hyprotech acquisition substantially from the proceeds of convertible preferred stock and common stock financings effected in 2002. We may issue additional equity securities or incur long-term indebtedness to finance future acquisitions. The issuance of equity securities could result in dilution to existing stockholders, while the use of cash reserves or significant debt financing could reduce our liquidity and weaken our financial condition.

The Federal Trade Commission may challenge our acquisition of Hyprotech.

      By letter of June 7, 2002, the Federal Trade Commission, or FTC, informed us that it was conducting an investigation into the competitive effects of our recent acquisition of Hyprotech. The FTC may determine to challenge the acquisition through an administrative civil complaint seeking to declare the acquisition in violation of Section 7 of the Clayton Act or Section 5 of the FTC Act. If the FTC were to prevail in that challenge, it could seek to impose a wide variety of remedies, some of which may have a material adverse effect on our ability to continue to operate under our current business plans. These potential remedies include divestiture of Hyprotech, as well as mandatory licensing of Hyprotech software products and our other engineering software products to one or more of our competitors.

If we do not continue to make the technological advances required by the marketplace, our business could be seriously harmed.

      Enterprises are requiring their application software vendors to provide greater levels of functionality and broader product offerings. Moreover, competitors continue to make rapid technological advances in computer hardware and software technology and frequently introduce new products, services and enhancements. We must continue to enhance our current product line and develop and introduce new products and services that keep pace with the technological developments of our competitors. Our business and operating results could suffer if we cannot successfully respond to the technological advances of others or if our new products or product enhancements and services do not achieve market acceptance.

      We must also satisfy increasingly sophisticated customer requirements. Under our business plan, we are investing significantly in the development of new business process products that are intended to anticipate and meet the emerging needs of our target market. We are focusing significantly on development of these products, which means we will not invest as substantially in the continued enhancement of our current products. We cannot assure you that our new product development will result in products that will meet market needs and achieve market acceptance.

      Moreover, our product development for the foreseeable future is expected to be conducted substantially through co-development arrangements with Accenture LLP that we entered into in February 2002. Our previous development activities have been conducted primarily by our employees and consultants, and we have no previous experience in co-developing products with Accenture LLP. Our business and operating results will be seriously harmed if this co-development arrangement does not result in our being able to deliver timely products sought by companies in the process industries.

If we are unable to successfully market our products to senior executives of potential customers, our revenue growth may be limited.

      With the development of our integrated manufacturing/ supply chain solutions and the new solutions we are developing with Accenture, we are increasingly focused on selling the strategic value of our technology to the highest executive levels of customer organizations, typically the chief executive officer, chief financial officer or chief information officer. We have limited experience in selling and marketing at these levels. If we are not successful at selling and marketing to senior executives, our revenue growth and operating results could suffer.

If we are unable to develop relationships with strategic partners, our revenue growth may be harmed.

      An element of our growth strategy is to strategically partner with a few select third-party implementation partners who market and integrate our products. The most significant of these partnerships is our joint marketing and development alliance with Accenture. If we do not adequately train a sufficient number of systems integrator partners, or if potential partners focus their efforts on integrating or co-selling competing products to the process industries, our future revenue growth could be limited and our operating results could be harmed. If our partners fail to implement our solutions for our customers properly, the reputations of our solutions and our company could be harmed and we might be subject to claims by our customers. We intend to continue to establish business relationships with technology companies to accelerate the development and marketing of our solutions. To the extent that we are unsuccessful in maintaining our existing relationships and developing new relationships, our revenue growth may be harmed.

We may require additional capital.

      We may need to raise additional capital in order to fund the continued development and marketing of our solutions. We expect our current cash balances, cash-equivalents, short-term investments, availability of sales of our installment contracts and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. An important part of our cash management program is the sale of receivables. Historically, we have had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation (formerly Sanwa Business Credit Corporation). These contracts represent amounts due over the life of existing term licenses. During fiscal 2002, installment contracts increased by $34.2 million to $108.7 million, net of $42.7 million of installment contracts sold to General Electric Credit Corporation and Fleet Business Credit Corporation. Our ability to continue these arrangements or replace them with similar arrangements is important to maintaining adequate funding. In addition, in August 2002, we amended several of the terms of our strategic alliance with Accenture, which will require us to make monthly cash payments totaling $11.1 million from August 2002 to July 2003, instead of the originally agreed-to stock payment in August 2002. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. In 2002, we have issued convertible preferred stock and common stock warrants that contain anti-dilution provisions, rights of first refusal and other terms that may limit or impair our ability to raise additional funds through future financings. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

      We derived approximately 50% of our total revenues from customers outside the United States in each of the past three fiscal years. We anticipate that revenues from customers outside the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

•	unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers;

•	political and economic instability;

•	difficulties in managing distributors and representatives;

•	difficulties in staffing and managing foreign subsidiary operations;

•	difficulties and delays in translating products and product documentation into foreign languages;

•	difficulties and delays in negotiating software licenses compliant with U.S. accounting revenue recognition requirements; and

•	potentially adverse tax consequences.

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

      We regard our software as proprietary and rely on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect our proprietary rights. We have registered or have applied to register several of our significant trademarks in the United States and in certain other countries. We generally enter into non-disclosure agreements with our employees and customers, and historically have restricted access to our software products’ source codes, which we regard as proprietary information. In a few cases, we have provided copies of the source code for some of our products to customers solely for the purpose of special product customization and have deposited copies of the source code for some of our products in third-party escrow accounts as security for ongoing service and license obligations. In these cases, we rely on non-disclosure and other contractual provisions to protect our proprietary rights.

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

Implementation of our products can be difficult and time-consuming, and customers may be unable to implement our products successfully or otherwise achieve the benefits attributable to our products.

      Our products are intended to work with complex business processes. Some of our software, such as customized scheduling applications and integrated supply chain products, must integrate with the existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive. As a result, some customers may have difficulty in implementing or be unable to implement these products successfully or otherwise achieve the benefits attributable to these products. Customers may also make claims against us relating to the functionality, performance or implementation of this software. Delayed or ineffective implementation of the software products or related services may limit our ability to expand our revenues and may result in customer dissatisfaction, harm to our reputation and may result in customer unwillingness to pay the fees associated with these products.

If we are not successful in our management transition or in attracting and retaining management team members and other highly qualified individuals in our industry, we may not be able to successfully implement our business strategy.

      Our ability to establish and maintain a position of technology leadership in the highly competitive e-business software market depends in large part upon our ability to attract and retain highly qualified managerial, sales and technical personnel. We have historically relied on the services of Lawrence B. Evans, our principal founder and our Chairman, President and Chief Executive Officer. In March 2002, we announced a change in senior management effective October 1, 2002. David L. McQuillin, who will become our Chief Executive Officer in October 2002, has been serving as one of our co-chief operating officer and has not previously served as the chief executive officer of a publicly traded corporation. Most of our executive officers have not entered into an employment agreement with us. In the future, we may experience the departure of other senior executives due to competition for talent from start-ups and other companies. Our future success depends on a successful management transition and will also depend on our continuing to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

Our common stock may experience substantial price and volume fluctuations.

      The equity markets have from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, and those fluctuations have often been unrelated to the operating performance of particular companies. In addition, factors such as our financial performance, announcements of technological innovations or new products by us or our competitors, as well as market conditions in the computer software or hardware industries, may have a significant impact on the market price of our common stock. Since April 5, 2002, the date on which we preliminarily announced our estimated results for the fiscal quarter ended March 31, 2002, the price per share of our common stock, as reported by the Nasdaq National Market, decreased from $17.90 to a low of $2.79 on August 9, 2002. On September 20, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $3.38.

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

      In 2002, we issued convertible preferred stock, together with warrants to purchase 791,044 shares of common stock. We currently have outstanding 40,000 shares of Series B-I convertible preferred stock and 20,000 shares of Series B-II convertible preferred stock.

      Each share of Series B-I and B-II convertible preferred stock is convertible into a number of shares of common stock equal to the stated value, which initially is $1,000, divided by a conversion price of $19.97 in the case of the Series B-1 convertible preferred stock and $17.66 in the case of the Series B-2 convertible preferred stock, subject to antidilution and other adjustments. If we issue additional shares of common stock, or instruments convertible or exchangeable for common stock, at an effective net price less than the lesser of (a) $17.75, in the case of the Series B-I convertible preferred stock, or $15.69 in the case of the Series B-II convertible preferred stock and (b) the then-applicable conversion price for such series, the conversion price for that series will be reduced to equal that effective net price. These adjustments do not apply to the issuance of common stock or such instruments in specified firm commitment underwritten public offerings, strategic arrangements, mergers or acquisitions, and grants and purchases of securities pursuant to equity incentive plans.

      The Series B-I and B-II convertible preferred stock accrues dividends at an annual rate of 4% that is payable quarterly, commencing June 30, 2002, in either cash or common stock, at our option (subject to our satisfaction of specified conditions set forth in our charter). From August 6, 2003 until February 6, 2004, for the Series B-I convertible preferred stock, and from August 28, 2003 until February 17, 2004, for the Series B-II convertible preferred stock, holders may require that we redeem up to a total of 20,000 shares of Series B-I convertible preferred stock and 10,000 shares of Series B-II convertible preferred stock if the average closing price of the common stock for the 20 consecutive trading days immediately preceding August 7, 2003 and August 28, 2003, respectively, or any date thereafter is below the then-applicable conversion price. Beginning on February 8, 2004 and February 28, 2004, holders of Series B-I convertible preferred stock and Series B-II convertible preferred stock, respectively, may require that we redeem any or all of their shares. Any such redemption must be made in cash or stock, at our option (subject to our satisfaction of specified conditions set forth in our charter), at a price equal to the stated value plus accrued but unpaid dividends. We will be required to redeem all of the then-outstanding Series B-I and B-II convertible preferred stock on February 7, 2009 at a price equal to the stated value plus all accrued but unpaid dividends. The redemption price may be paid in cash, stock or both, at our option. The stock payment will consist of either common stock or Series C preferred stock, subject to our satisfaction of specified conditions set forth in our charter.

      In May 2002, we sold 4,166,665 shares of common stock, together with five-year warrants to purchase up to 750,000 shares of common stock, in a private placement. In addition, we issued unit warrants, exercisable until July 23, 2002, that could result in the issuance of (a) up to an additional 2,083,333 shares of common stock and (b) five-year warrants to purchase up to an additional 375,000 shares of common stock, which expired unexercised. If we issue additional shares of common stock, or instruments convertible or exchangeable for common stock, in specified transactions at an effective net price less than the exercise price of any of the five-year warrants, then the exercise price of the warrants will be adjusted pursuant to a weighted average anti-dilution formula. As the result of these and other provisions, these warrants may be exercised at a price per share that may be less than the then-current market price of the stock, which may cause dilution to our existing common stockholders.

      As a result of these and other provisions of the Series B-I and B-II convertible preferred stock and the warrants issued in the preferred and common stock financings, the Series B-I and B-II convertible preferred stock may be converted, and the warrants may be exercised, at a price per share that may be less than the then-current market price of the common stock, which may cause substantial dilution to our existing common stockholders. If the conversion price of the Series B-I and B-II convertible preferred stock or the exercise price of the warrants decreases as a result of antidilution provisions, the number of shares of common stock issuable in connection with any dividends conversion or redemption could increase significantly.

      As part of our obligations under these financings, we registered for public resale by the holders of the Series B-I and B-II convertible preferred stock and common stock issued in the financings a total of 13,776,392 shares of common stock, including shares issuable upon conversion of the Series B-I and B-II convertible preferred stock and exercise of the warrants and shares that may become issuable as a result of antidilution provisions. If all of these registered shares were to be issued (disregarding limitations on the right of a holder to acquire shares of common stock upon the conversion of Series B-I or B-II convertible preferred stock or the exercise of warrants if the conversion or exercise would result in this holder beneficially owning more than 4.99% of our outstanding common stock without first providing us proper notice), these shares would represent 36.11% shares of our common stock issued and outstanding as of September 27, 2002. Any sale of these shares of common stock into the public market could cause a decline in the trading price of our common stock.

Item 2.     Properties

      Our principal offices occupy approximately 110,000 square feet of office space in Cambridge, Massachusetts. The lease of this office space expires on September 30, 2012. We also lease space for our Houston, Texas facilities. This lease encompasses approximately 245,000 square feet and expires March 1, 2012. In addition to these two facilities we and our subsidiaries also own or lease office space in San Diego, California; Rockville, Maryland; New Providence, New Jersey; Midlothian, Virginia; Bothell, Washington; LaHulpe, Belgium; Calgary, Alberta, Canada; Cambridge, England; Warrington, England; Didcot, England; Tokyo, Japan; Best, The Netherlands; Singapore; Beijing, China; Barcelona, Spain; and other locations where additional sales and customer support offices are located. We believe that our existing and planned facilities are adequate for our needs for the foreseeable future and that, if additional space is needed, such space will be available on acceptable terms.

Item 3.     Legal Proceedings

      By letter of June 7, 2002, the FTC informed us that it was conducting an investigation into the competitive effects of our recent acquisition of Hyprotech. Because the acquisition did not meet threshold requirements for pre-merger clearance under the Hart Scott Rodino Act, the FTC had not conducted any pre-merger review of the transaction. After we supplied initial background information, the FTC on September 12,

2002 issued a document subpoena and a Civil Investigative Demand to obtain written answers to certain questions about the acquisition and its impact on competition. The response date for the subpoena and the CID is October 15, 2002, although we understand that we will be allowed additional time so long as we are fully engaged in responding by that date. We are cooperating fully in the investigation and currently are working to complete production of the requested information.

      Because this investigation is in its early stages, we cannot be certain whether the FTC might seek any relief from us or the nature of any such relief that might be sought. The FTC may determine to challenge the acquisition through an administrative civil complaint seeking to declare the acquisition in violation of Section 7 of the Clayton Act or Section 5 of the FTC Act. If the FTC were to prevail in that challenge, it could seek to impose a wide variety of remedies, some of which may have a material adverse effect on our ability to continue to operate under our current business plans. These potential remedies include divestiture of Hyprotech, as well as mandatory licensing of Hyprotech software products and our other engineering software products to one or more of our competitors.

      On May 31, 2002, we acquired Hyprotech from AEA Technology plc. AEA Technology is engaged in arbitration proceedings in England over a contract dispute with KBC Advanced Technologies PLC, an English technology and consulting services company. The dispute remains in arbitration and concerns the characterization of certain technology for purposes of calculating royalties, plus other contractual rights with respect to Hysys.Refinery. Hysys.Refinery was retained by AEA Technology with support for Hysys.Refinery to be provided by Hyprotech pursuant to a contract with AEA Technology. On September 11, 2002 we and Hyprotech were sued by KBC Advanced Technologies in state district court in Houston, Texas on issues related to the technology subject to review in the arbitration proceeding. KBC Advanced Technologies has requested actual and exemplary damages, costs and interest. We believe the causes of action to be without merit and will defend the case vigorously.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Our common stock is traded on the Nasdaq National Market under the symbol “AZPN.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq National Market.

	High	Low

Fiscal 2001:
First Quarter	$50.188	$28.000
Second Quarter	45.750	23.250
Third Quarter	41.125	17.875
Fourth Quarter	28.380	12.850

Fiscal 2002:
First Quarter	25.09	7.79
Second Quarter	17.34	8.86
Third Quarter	23.43	14.16
Fourth Quarter	22.89	6.51

Holders

      As of September 25, 2002, there were approximately 1,455 holders of our common stock.

Dividends

      We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our earnings, if any, in the foreseeable future, except to the extent we elect to pay quarterly dividends on our convertible preferred stock in cash rather than in common stock. In addition, under the terms of our bank line of credit, we are prohibited from paying any cash dividends on our common stock. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Number of
securities remaining
available for future
issuance under
	Number of securities		equity compensation
	to be issued upon	Weighted-average	plans (excluding
	exercise of	exercise price of	securities reflected
	outstanding options	outstanding options	in the first column)

Equity compensation plans, approved by security holders	6,991,245	$15.29	3,753,642
Equity compensation plans, not approved by security holders	—	—	—

Total	6,991,245	$15.29	3,753,642

      There are no warrants or rights outstanding that were issued under any of our equity compensation plans. The shareholders have approved all equity compensation plans.

Recent Sales of Unregistered Securities

      On May 9, 2002, we entered into a securities purchase agreement pursuant to which we agreed to sell common stock and warrants to a small group of institutional and individual investors in a private placement for an aggregate purchase price of approximately $50 million. We received approximately $43.2 million in proceeds from the institutional investors as of May 9, 2002 and received an additional $6.8 million from the individual investors as of May 30, 2002.

      We used the net proceeds from the private placement to fund a portion of the purchase price for our acquisition of Hyprotech.

      Our obligations to the investors are contained in the securities purchase agreement, registration rights agreement and the warrants issued in connection with the private placement. The summary contained in this current report on Form 10-K does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the detailed provisions of those documents, copies of which are filed as exhibits to this Form 10-K.

      Under the securities purchase agreement, we issued the following securities:

•	4,166,665 shares of common stock at a purchase price of $12.00 per share;

•	warrants, exercisable until May 9, 2007, to purchase 750,000 shares of common stock at a price of $15.00 per share; and

•	unit warrants, exercisable until July 23, 2002, to purchase (a) up to 2,083,333 shares of common stock at an exercise price of $13.20 per share and (b) additional warrants, exercisable until May 9, 2007, to purchase up to 375,000 shares of common stock at an exercise price of $15.60 per share. The unit warrants expired unexercised.

      If we issue additional shares of common stock, or instruments convertible or exchangeable for common stock, at an effective net price less than the exercise price of any of the five-year warrants, then the exercise price of the warrants will be adjusted pursuant to a weighted-average anti-dilution formula. These adjustments do not apply, however, to the issuance of public offerings, strategic arrangements, mergers or acquisitions, and grants and purchases of securities pursuant to equity incentive plans.

      Under the registration rights agreement, we have agreed to register for resale under the Securities Act the common stock issued in the private placement, as well as the common stock issuable upon exercises of the warrants issued in the private placement. We have agreed to use our best efforts to keep the registration statement covering the common stock (including the common stock issuable upon exercise of the warrants) effective, with limited exceptions, until July 23, 2004. If the registration statement is not maintained effective as required, we may be required to pay cash penalties to the investors and, if the deficiencies remain uncured, we may be required to repurchase all or a portion of the securities issued in the private placement.

Item 6.     Selected Financial Data

      The following consolidated statement of operations data (other than pro forma data) for the years ended June 30, 2000, 2001 and 2002 and consolidated balance sheet data as of June 30, 2001 and 2002 have been derived from our consolidated financial statements that were audited by independent public accountants, and are included elsewhere in this Form 10-K. The consolidated statement of operations data (other than pro forma data) for the years ended June 30, 1998 and 1999 and consolidated balance sheet data as of June 30, 1998, 1999 and 2000 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended June 30,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$140,857	$97,108	$132,843	$147,448	$133,913
Service and other	113,879	129,411	135,250	179,476	186,691

Total revenues	254,736	226,519	268,093	326,924	320,604

Expenses:
Cost of software licenses	8,178	7,899	9,605	11,856	11,830
Cost of service and other	68,677	83,905	85,193	114,595	119,972
Selling and marketing	75,060	85,664	91,863	113,608	115,225
Research and development	43,793	48,625	51,567	68,913	74,458
General and administrative	20,250	23,503	24,736	30,643	34,258
Costs related to acquisitions	4,984	—	1,547	—	—
Restructuring and other charges	—	17,867	—	6,969	16,083
Charges for in-process research and development	8,472	—	—	9,915	14,900

Total expenses	229,414	267,463	264,511	356,499	386,726

Income (loss) from operations	25,322	(40,944)	3,582	(29,575)	(66,122)
Interest income	5,784	10,092	9,847	10,268	6,768
Interest expense	(377)	(5,677)	(5,563)	(5,469)	(5,591)
Write-off of investments	—	—	—	(5,000)	(8,923)
Foreign currency exchange loss	(454)	(94)	(118)	(81)	(1,073)
Income on equity in joint ventures and realized gain on sales of investments	45	19	4	750	180

Income (loss) before provision for (benefit from) income taxes	30,320	(36,604)	7,752	(29,107)	(74,761)
Provision for (benefit from) income taxes	14,109	(15,809)	2,324	(8,732)	2,404

Net income (loss)	16,211	(20,795)	5,428	(20,375)	(77,165)
Accretion of preferred stock discount and dividend	—	—	—	—	(6,301)

Net income (loss) applicable to common stock holders	$16,211	$(20,795)	$5,428	$(20,375)	$(83,466)

Pro forma net income (loss), reflecting provision for income taxes on Subchapter S-Corporation income	$15,781	$(22,066)

Diluted net income (loss) per share	$0.59	$(0.76)	$0.18	$(0.68)	$(2.58)
Basic net income (loss) per share	$0.62	$(0.76)	$0.19	$(0.68)	$(2.58)
Pro forma diluted net income (loss) per share	$0.57	$(0.80)
Weighted average shares outstanding — diluted	27,524	27,476	30,785	29,941	32,308
Weighted average shares outstanding — basic	26,056	27,476	28,221	29,941	32,308

	June 30,

	1998	1999	2000	2001	2002

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash-equivalents	$78,969	$34,039	$49,371	$36,633	$21,835
Working capital	173,589	153,987	169,380	127,414	69,111
Total assets	344,432	325,023	364,945	406,594	548,343
Long-term obligations, less current maturities	90,635	89,405	88,173	88,149	92,135
Total stockholders’ equity	166,557	145,750	169,198	201,070	253,788

      Service and other revenues and cost of service and other for the years ended June 30, 1998, 1999 and 2000 do not reflect a reclassification for the reimbursement of out-of-pocket expenses, as required by Emerging Issues Task Force Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred”. It is impracticable to do so, as the information was not tracked during these periods. Reimbursable out-of-pocket expenses totaling $16,300 and $18,812 for the years ended June 30, 2001 and 2002, respectively, have been reclassified as service and other revenues and cost of service and other.

      Basic and diluted net income (loss) per share and weighted average shares outstanding in the preceding table have been computed as described in note 2(i) to the consolidated financial statements included elsewhere in this Form 10-K. We have never declared or paid cash dividends on our common stock.

      Pro forma net income (loss) and pro forma diluted net income (loss) per share assume that earnings for Petrolsoft, an acquired subchapter S-Corporation accounted for as a pooling-of-interests, were taxed at the Company’s effective tax rate.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Since our founding in 1981, we have developed and marketed software and services to companies in the process industries. In addition to internally generated growth, we have acquired a number of businesses, including Hyprotech in the fourth quarter of fiscal 2002, Petrolsoft in the fourth quarter of fiscal 2000, ICARUS in the first quarter of fiscal 2001, Broner Systems in the second quarter of fiscal 2001, and the Houston Consulting Group and Coppermine LLC, a subsidiary of CPU that was formed to operate CPU’s process applications business, in the fourth quarter of fiscal 2001.

      We acquired Hyprotech, ICARUS, Broner, the Houston Consulting Group and Coppermine in transactions accounted for as purchases. Our operating results include the operating results of these acquisitions only for periods subsequent to their respective dates of acquisition. See note 4 to the consolidated financial statements included elsewhere in this Form 10-K. We acquired Petrolsoft in a transaction accounted for as a pooling-of-interests. Accordingly, our consolidated financial statements reflect the historic operations of Petrolsoft for all periods.

      We typically license our engineering solutions for terms of three to five years and license our manufacturing/ supply chain solutions for terms of 99 years. See “Item 1. Business — Solutions: Software and Services.”

      Software license revenues, including license renewals, consists principally of revenues earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence, or VSOE, of fair value exists for all undelivered elements. We determine VSOE based upon the price charged when the same element is sold separately. Maintenance and support VSOE represents a consistent percentage of the license fees charged to customers. Consulting services VSOE represents standard rates, which we charge our customers when we sell our consulting services separately. For an element not yet being sold separately, VSOE represents the price established by management having the relevant authority when it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. Revenues under license arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with SOP 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. We have established sufficient VSOE for professional services, training and maintenance and support services. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. We use installment contracts as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

      Maintenance and support services revenues are recognized ratably over the life of the maintenance and support contract period. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. These services are typically sold for a one-year term and are sold either as part of a multiple element arrangement with software licenses or are sold independently at time of renewal. We do not provide specified upgrades to our customers in connection with the licensing of our software products.

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

      We license our software in U.S. dollars and several foreign currencies. We hedge material foreign currency-denominated installments receivable with specific hedge contracts in amounts equal to those installments receivable. Historically, we experience minor foreign currency exchange gains or losses due to foreign exchange rate fluctuations, the impact of which have not been material in periods prior to the fourth quarter of fiscal 2002. During the fourth quarter of fiscal 2002, the U.S. Dollar weakened against European currencies, and we experienced foreign currency exchange losses primarily due to ineffective hedging of accounts receivable of our foreign subsidiaries, in particular Hyprotech and its subsidiaries, that were denominated in currencies other than the local functional currencies. We do not expect fluctuations in foreign currencies to have a significant impact on either our revenues or our expenses in the foreseeable future.

      Our operating costs for the years ended June 30, 2000 and 2001 include the amortization of intangible assets, including goodwill, arising from acquisitions accounted for as purchases. The net balance of these intangible assets as of June 30, 2001 was $44.0 million and was being amortized over periods ranging from two to twelve years. The amortization from acquisitions that was charged to operations was $2.4 million for fiscal 2000 and $6.1 million for fiscal 2001.

      In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, companies no longer amortize goodwill and certain other intangible assets with indefinite lives, but instead assess for impairment using a fair-value-based test, on at least an annual basis. Effective July 1, 2001, we adopted SFAS No. 142 and stopped amortizing a net carrying value of $23.7 million of intangible assets. The amortization associated with these intangible assets was $1.0 million and $2.6 million for fiscal 2000 and 2001, respectively. Amortization expense related to intangible assets with definite lives existing as of July 1, 2001, that will continue to be amortized pursuant to SFAS No. 142 will range from approximately $1.3 million to $1.2 million per quarter in fiscal 2003 and from $1.2 million to $1.1 million per quarter in fiscal 2004. Thereafter, amortization expense related to existing acquired technology and other identifiable intangible assets will continue to decline through fiscal 2009.

Critical Accounting Estimates and Judgments

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition for both software licenses and fixed-fee consulting services,

•	Impairment of long-lived assets, goodwill and intangible assets,

•	Accounting for income taxes, and

•	Allowance for doubtful accounts.

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

Our management uses its judgment concerning the satisfaction of these criteria, particularly the criteria relating to the determination of whether the fee is fixed and determinable and the criteria relating to the collectibility of the receivables relating to such sales. Should changes and conditions cause management to determine that these criteria are not met for certain future transactions, all or substantially all of the software license revenue recognized for such transactions could be deferred from revenue.

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

     Impairment of Long-lived Assets, Goodwill and Intangible Assets

      In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of”, we review the carrying value of long-lived assets and certain intangible assets periodically, based upon the expected future operating cash flows of our business. These future cash flow estimates are based on historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates. We adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” as of July 1, 2002, which supercedes SFAS No. 121. We believe that the critical estimates and judgments that will be applied after the adoption of SFAS No. 144 will not be significantly different than those applied previously.

      In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, we conduct at least an annual assessment of the carrying value of our goodwill assets. We most recently performed this assessment as of January 1, 2002. We obtain a third-party valuation of the reporting units associated with the goodwill assets, which is either based on estimates of future income from the reporting units or estimates of the market value of the units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates. In addition, the relevancy of recent transactions used to establish market value for our reporting units is based on management’s judgment.

      The timing and size of impairment charges involves the application of management’s judgment and estimates and could result in the write-off of all or substantially all of our long-lived assets, intangible assets and goodwill.

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

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could result in a tax provision equal to the carrying value of our deferred tax assets.

     Allowance for Doubtful Accounts

      We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be required for all or substantially all of certain receivable balances.

     Results of Operations

      The following table sets forth the percentages of total revenues represented by certain consolidated statement of operations data for the periods indicated:

	Year Ended June 30,

	2000	2001	2002

Revenues:
Software licenses	49.6%	45.1%	41.8%
Service and other	50.4	54.9	58.2

Total revenues	100.0	100.0	100.0

Expenses:
Cost of software licenses	3.6	3.6	3.7
Cost of service and other	31.8	35.0	37.5
Selling and marketing	34.3	34.8	35.9
Research and development	19.2	21.1	23.2
General and administrative	9.2	9.4	10.7
Costs related to acquisition	0.6	—	—
Restructuring and other charges	—	2.1	5.0
Charges for in-process research and development	—	3.0	4.6

Total expenses	98.7	109.0	120.6

Income (loss) from operations	1.3	(9.0)	(20.6)
Interest income	3.7	3.1	2.1
Interest expense	(2.1)	(1.7)	(1.7)
Write-off of investments	—	(1.5)	(2.9)
Other income (expense), net	0.0	0.2	(0.2)

Income (loss) before provision for (benefit from) income taxes	2.9	(8.9)	(23.3)
Provision for (benefit from) income taxes	0.9	(2.7)	0.8

Net income (loss)	2.0	(6.2)	(24.1)
Accretion of preferred stock discount and dividend	—	—	(1.9)

Net income (loss) applicable to common stockholders	2.0%	(6.2)%	(26.0)%

     Comparison of Fiscal 2002 to Fiscal 2001

      Revenues. Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for fiscal 2002 decreased 1.9% to $320.6 million from $326.9 million in fiscal 2001. Total revenues from customers outside the United States were $146.9 million or 45.8% of total revenues and $159.5 million or 48.8% of total revenues for fiscal 2002 and 2001, respectively. The geographical mix of revenues can vary from period to period.

      Software license revenues represented 41.8% and 45.1% of total revenues for fiscal 2002 and 2001, respectively. Revenues from software licenses in fiscal 2002 decreased 9.2% to $133.9 million from $147.4 million in fiscal 2001. Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. Lower software license revenues in fiscal 2002 were driven by significant delays in purchases by our customers in the process industries, due to the struggling economic environments in the United States and Europe, which resulted in license revenues for the whole fiscal year 2002 being lower than our initially anticipated levels, all of which was offset by software licenses revenues recorded by Hyprotech in fiscal 2002.

      Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for fiscal 2002 increased 4.0% to $186.7 million from $179.5 million for fiscal 2001. Excluding reimbursable out-of-pocket expenses of $18.8 million and $16.3 million in fiscal 2002 and 2001, respectively, revenues from service and other increased 2.9% or $4.7 million from fiscal 2001 to fiscal 2002.

      Cost of Software Licenses. Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging. Cost of software licenses for fiscal 2002 remained consistent with the prior year, decreasing to $11.8 million from $11.9 million in fiscal 2001. Cost of software licenses as a percentage of revenues from software licenses increased to 8.8% for fiscal 2002 from 8.0% for fiscal 2001. The increase in the cost of software licenses as a percentage of revenues from software licenses is the result of decreased license revenue, and the largely fixed nature of the costs that are included in cost of software licenses. Cost of software licenses contributed by Hyprotech was not significant in fiscal 2002.

      Cost of Service and Other. Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for fiscal 2002 increased 4.7% to $120.0 million from $114.6 million for fiscal 2001. Cost of service and other, as a percentage of revenues from service and other, increased to 64.3% for fiscal 2002 from 63.8% for fiscal 2001.

      Excluding reimbursable out-of-pocket expenses of $18.8 million and $16.3 million in fiscal 2002 and 2001, respectively, cost of service and other increased 2.9% or $2.9 million from fiscal 2001 to fiscal 2002. In addition, cost of service and other as a percentage of revenues from service and other remained consistent, increasing to 60.3% in fiscal 2002 from 60.2% in fiscal 2001. On this basis, the increase in cost of service and other is consistent with the increase in revenues from service and other.

      Selling and Marketing. Selling and marketing expenses for fiscal 2002 increased 1.4% to $115.2 million from $113.6 million for fiscal 2001, while increasing as a percentage of total revenues to 35.9% from 34.8%. The increase in selling and marketing costs was primarily attributable to an expense base that increased in the initial part of fiscal 2002 to support an expected higher license revenue level, including our investment in additional headcount to support our initiatives in the areas of expanding partnerships, in addition to sales and marketing expenses contributed by Hyprotech in June 2002. During fiscal 2002, we continued to selectively invest in sales personnel and regional sales offices to improve our geographic proximity to our customers. Fiscal 2002 also included additional expenses as compared to fiscal 2001 relating to our plans to expand certain new business initiatives, including PetroVantage.

      Research and Development. Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Capitalized research and development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses for fiscal 2002 increased 8.0% to $74.5 million from $68.9 million for fiscal 2001, and increased as a percentage of total revenues to 23.2% from 21.1%. The increase in costs was attributable to a full year of costs relating to the June 2001 acquisitions of certain technology divisions of CPU and the Houston Consulting Group, non-capitalizable costs incurred in association with the Accenture Strategic Alliance, a general increase in normal development activities and costs contributed by Hyprotech in June 2002. The increase in research and development expenses as a percentage of total revenues is primarily related to lower than anticipated revenues. We capitalized 11.7% of our total research and development costs during fiscal 2002. Of this amount, 3.0% related to internal costs and costs incurred by Accenture, as part of the Accenture Strategic Alliance. The remaining 8.7% related to our traditional development efforts, as compared to 7.6% in fiscal 2001.

      General and Administrative. General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees and amortization of intangibles. General and administrative expenses for fiscal 2002 increased 11.8% to $34.3 million from $30.6 million for fiscal 2001, and increased as a percentage of total revenues to 10.7% from 9.4%. Fiscal 2001 also includes $2.6 million associated with the amortization of goodwill, for which there is no corresponding charge in fiscal 2002, resulting in a comparative increase of $6.2 million or 22.2%. These increases were due primarily to the full year of amortization of intangibles related to the 2001 acquisitions of Icarus, CPU and the Houston Consulting Group, an increase to our bad debt reserve due to the current economic environment, an increase in certain non-recurring professional fees and costs related to the settlement of minor litigation. Amortization of intangible assets, including goodwill in fiscal 2001, was $5.2 million in fiscal 2002 and $6.1 million in fiscal 2001, respectively, a decrease of 14.8% in fiscal 2002 as compared to the prior year. General and administrative expenses contributed by Hyprotech were not significant in fiscal 2002.

      Restructuring and Other Charges. During fiscal 2002, management undertook two separate restructuring plans. The first occurred in August 2001 and amounted to $2.6 million, primarily related to severance. The second occurred in May 2002 and amounted to $14.4 million, related to severance, facility consolidations and the write-off of certain assets. In addition, during fiscal 2002, we revised estimates on previously recorded restructuring plans, resulting in a reversal of an aggregate $1.1 million of facility accruals and a $0.1 million increase to a severance settlement.

      August 2001 restructuring plan. During August 2001, in light of economic uncertainties, management made a decision to adjust the business plan by reducing spending, which resulted in a restructuring charge of $2.6 million, primarily for severance. Approximately 100 employees, or 5% of the workforce, were eliminated under the changes to the business plan implemented by management. Areas impacted included sales and marketing, services, research and development, and general and administrative.

      May 2002 restructuring plan. In the third quarter of fiscal 2002, revenues were lower than our expectations as customers delayed spending due to the general weakness in the economy. Like many other software companies, we reduced our revenue expectations for the fourth quarter and for the fiscal year 2003. Based upon the impact of these reduced revenue expectations, management evaluated our current business and made significant changes, resulting in a restructuring plan for our operations. This restructuring plan included a reduction in headcount, tighter cost controls, the close-down and consolidation of facilities, and the write-off of certain assets.

Close-down/consolidation of facilities: Approximately $4.9 million of the restructuring charge relates to the termination of facility leases and other lease-related costs. The facility leases had remaining terms ranging from several months to nine years. The amount accrued reflects our best estimate of the actual costs to buy-out leases or to sublease the underlying properties.

Employee severance, benefits and related costs: Approximately $8.3 million of the restructuring charge relates to the reduction in headcount. Approximately 200 employees, or 10% of the workforce, were eliminated under the changes to the business plan implemented by management. Business units impacted included sales and marketing, services, research and development, and general and administrative, across all geographic areas.

Write-off of assets: Approximately $1.2 million of the restructuring charge relates to the write-off of prepaid royalties related to third-party software products that we will no longer support.

      Adjustments to previously recorded restructuring charges. In March 2002, due to revised sub-lease assumptions at one of our facilities, we recorded a $0.5 million reversal to the restructuring accrual that had been recorded in the fourth quarter of fiscal 2001. In June 2002, due to revisions to the life of the expected sublease end dates for two facilities, we recorded $0.3 million reversals to both the restructuring accrual that had been recorded in the fourth quarter of fiscal 2001 and in the fourth quarter of fiscal 1999.

      Charge for In-Process Research and Development. In connection with the acquisition of Hyprotech in May 2002, $14.9 million of the purchase price was allocated to in-process research and development projects based upon an independent appraisal. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

      At the acquisition date, Hyprotech was conducting design, development, engineering and testing activities associated with the completion of its next-generation product. This project involved developing a new componentized architecture that would result in a next-generation software suite. In addition, design and development was in progress for the next release cycle for several of Hyprotech’s other products. At the acquisition date, the technologies under development ranged from 25 to 74 percent complete based on engineering man-month data and technological progress. Anticipated completion dates ranged from three months to two years at an estimated cost of $19.3 million.

      In making this purchase price allocation, we considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items and an assessment of overall contributions, as well as project risks. The values assigned to purchased in-process technology were determined by estimating the costs to develop the acquired technologies into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present values. The revenue projections used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from the projects are based on estimates of cost of sales, operating expenses, and income taxes from the projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecasts and the risks associated with the projected growth and profitability of the developmental projects, discount rates of 20 to 40 percent were considered appropriate for the in-process research and development. Risks related to the completion of technology under development include the inherent difficulties and uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

      Interest Income. Interest income is generated from investment of excess cash in short-term and long-term investments and from the license of software pursuant to installment contracts. Under these installment contracts, we offer a customer the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of the asset optimization customers have elected to license these products through installment contracts. Included in the annual payments is an implicit interest rate established by us at the time of the license. As we sell more perpetual licenses for value chain solutions, these sales are being paid for in forms that are generally not installment contracts. If the mix of sales moves away from installment contracts, interest income in future periods will be reduced. We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any one year is the result of the implicit interest rate established by us on installment contracts and the size of the contract portfolio. Interest income was $6.8 million for fiscal 2002 as compared to $10.3 million in fiscal 2001. This decrease is due to the general decline in interest rates during fiscal 2002 which effected interest earned on installment contracts and our short-term investments.

      Interest Expense. Interest expense was incurred under our 5  1/4% convertible debentures, bank line of credit and capital lease obligations. Interest expense in fiscal 2002 increased to $5.6 million from $5.5 million in fiscal 2001.

      Write-off of Investment. During fiscal 2001 and 2002 we invested $10.8 million in Optimum Logistics Ltd. consisting of cash and stock, of which $2.1 was refunded in March 2002. This investment entitled us to a minority interest in Optimum Logistics and was accounted for using the cost method. During the fourth quarter of fiscal 2002, we determined that our investment in Optimum Logistics was impaired and this investment of $8.7 million was written-off, in addition to $0.2 million of other write-offs.

      Foreign currency exchange loss. Foreign currency exchange gains and losses are primarily incurred through the revaluation of receivables denominated in foreign currencies. Foreign currency exchange loss in fiscal 2002 increased to $1.1 million from $0.1 million in fiscal 2001. This increase was due to the weakening of the U.S. Dollar against European currencies and translation losses attributable to Hyprotech’s receivables during the month of June for which we had not yet implemented an effective hedging policy.

      Income on Equity in Joint Ventures and Realized Gain on Sales of Investments. Income on equity in joint ventures and realized gain on sales of investments was $0.2 million in fiscal 2002 as compared to $0.8 million in fiscal 2001. In fiscal 2002 this consisted entirely of income on equity in joint ventures. In fiscal 2001, this primarily consisted of $0.6 million of realized gains on the partial sale of two investments and $0.1 million of income on equity in joint ventures.

      Provision for/ Benefit from Income Taxes. We recorded a provision for income taxes of $2.4 million and a benefit from income taxes of $8.7 million for fiscal 2002 and 2001, respectively. The provision for fiscal 2002 represents income taxes on income generated in certain foreign jurisdictions where we did not have operating loss carryforwards. We generated significant U.S. tax loss carryforwards during both fiscal 2002 and 2001. The provision for fiscal 2002 also included a benefit from income taxes and a corresponding increase in the tax valuation of $8.7 million as discussed below.

      Under SFAS No. 109, a deferred tax asset related to the future benefit of a tax loss carryforward should be recorded unless we make a determination that it is “more likely than not” that such deferred tax asset would not be realized. Accordingly, a valuation allowance would be provided against the deferred tax asset to the extent that we cannot demonstrate that it is “more likely than not” that the deferred tax asset will be realized. In determining the amount of valuation allowance required, we consider numerous factors, including historical profitability, estimated future taxable income, the volatility of the historical earnings, and the volatility of earnings of the industry in which we operate. We periodically review our deferred tax asset to determine if such asset is realizable. In fiscal 2002, we concluded, in accordance with SFAS No. 109, that we should not recognize the full value of our deferred tax asset under the “more likely than not” test and therefore increased the amount of the valuation allowance. See Note 10 of Notes to Consolidated Financial Statements.

     Comparison of Fiscal 2001 to Fiscal 2000

      Revenues. Total revenues for fiscal 2001 increased 21.9% to $326.9 million from $268.1 million in fiscal 2000. Total revenues from customers outside the United States were $159.5 million or 48.8% of total revenues and $121.7 million or 45.4% of total revenues for fiscal 2001 and 2000, respectively. The geographical mix of revenues can vary from period to period.

      Software license revenues represented 45.1% and 49.6% of total revenues for fiscal 2001 and 2000, respectively. Revenues from software licenses in fiscal 2001 increased 11.0% to $147.4 million from $132.8 million in fiscal 2000. Higher software license revenues in fiscal 2001 were driven by strong demand from the petroleum sector and a 44% increase in sales in the first half of the fiscal year compared to the first half of fiscal 2000. In the second half of fiscal 2001, we saw a general delay in decision making from many customers, which resulted in license revenues for the whole fiscal year 2001 being lower than our initially anticipated levels, but still higher than license revenues in fiscal 2000.

      Revenues from service and other for fiscal 2001 increased 32.7% to $179.5 million from $135.3 million for fiscal 2000. Of this increase, $16.3 million is attributable to the inclusion of reimbursable out-of-pocket expenses in service and other revenue for fiscal 2001. A corresponding amount is not reflected in fiscal 2000 as it would be impracticable to do so. In addition, the increase during fiscal 2001 reflects an improvement in our support and maintenance business resulting from the higher level of license revenues in fiscal 2001, as well as improvements in the pricing and utilization of our consulting services business, particularly within the value chain portion.

      Cost of Software Licenses. Cost of software licenses for fiscal 2001 increased 23.4% to $11.9 million from $9.6 million in fiscal 2000. Cost of software licenses as a percentage of revenues from software licenses increased to 8.0% for fiscal 2001 from 7.2% for fiscal 2000. The increase in the total cost of software licenses is the result of increased license revenue volume, as well as increased fixed costs that we incurred during fiscal 2001.

      Cost of Service and Other. Cost of service and other for fiscal 2001 increased 34.5% to $114.6 million from $85.2 million for fiscal 2000. Cost of service and other as a percentage of revenues from service and other increased to 63.8% for fiscal 2001 from 63.0% for fiscal 2000. Cost of service and other increased to support the expansion of these business segments. In addition, the increase is attributable to $16.3 million in reimbursable out-of-pocket expenses, as discussed above.

      Selling and Marketing. Selling and marketing expenses for fiscal 2001 increased 23.7% to $113.6 million from $91.9 million for fiscal 2000, while increasing as a percentage of total revenues to 34.8% from 34.3%. The increase in fiscal 2001 was attributable to an increased expense base to support a higher revenue level, particularly a higher license revenue level. We also continued to invest selectively in sales personnel and regional sales offices to improve our geographic proximity to our customers, to maximize the penetration of existing accounts and to add new customers. The increase in costs also was attributable to our continued investment in developing our partnership channels and relationships, the roll-out of certain e-business technologies, including PetroVantage, our investment in user group meetings, the addition of a new sales training program, the launch of a new advertising strategy to generate greater company awareness and the addition of costs relating to our acquisitions in fiscal 2001. The increase in sales and marketing expenses as a percentage of total revenues is primarily related to lower than anticipated revenues.

      Research and Development. Research and development expenses for fiscal 2001 increased 33.6% to $68.9 million from $51.6 million for fiscal 2000, and increased as a percentage of total revenues to 21.1% from 19.2%. The increase in costs was attributable to the continued roll-out of our asset optimization and value chain solutions, including the addition of costs relating to the acquisitions of ICARUS and Broner, and the other acquisitions in fiscal 2001, and other e-business technologies, including a significant portion of the $8.3 million invested in PetroVantage in fiscal 2001. The increase in research and development expenses as a percentage of total revenues is primarily related to lower than anticipated revenues. We capitalized 7.6% of our total research and development costs during fiscal 2001 as compared to 7.5% in fiscal 2000.

      General and Administrative. General and administrative expenses for fiscal 2001 increased 23.9% to $30.6 million from $24.7 million for fiscal 2000, and increased as a percentage of total revenues to 9.4% from 9.2%. These increases were due primarily to the amortization of intangibles related to the acquisitions of ICARUS and Broner, and the other acquisitions in fiscal 2001, as well as additional personnel hired to support our growth. Amortization of intangible assets, including goodwill, was $6.1 million and $2.4 million in fiscal 2001 and fiscal 2000, respectively, an increase of 154.1% in fiscal 2001 as compared to the prior year.

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

      Close-down/ consolidation of facilities: Approximately $2.8 million of the restructuring charge related to the termination of facility leases and other lease-related costs. The facility leases had remaining terms ranging from one month to six years. The amount accrued reflects our best estimate of the actual costs to buy-out leases or to sublease the underlying properties. Included in this amount is the write-off of certain assets, primarily leasehold improvements.

      Employee severance, benefits and related costs: Approximately $3.2 million of the restructuring charge related to the reduction in headcount. Approximately 100 employees, or 5% of the workforce, were eliminated under the changes to the business plan implemented by management. Areas impacted included sales and marketing, services, research and development, and general and administrative.

      Write-off of assets: Approximately $1.0 million of the restructuring and other charges related to the write-off of the investment in e-business initiatives that were abandoned as a direct consequence of the change in business plan. The write-off was based on the residual amount remaining after our receipt of cash in winding-down some of the e-business initiatives in which we participated.

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

      At the acquisition date, ICARUS was conducting design, development, engineering and testing activities associated with the completion of its next-generation product. This project involved developing a framework that will unify ICARUS’ cost engine technology and user modules into one seamless architecture. At the acquisition date, the technologies under development ranged from 15 to 80 percent complete based on engineering man-month data and technological progress. Anticipated completion dates ranged from five to twelve months at an estimated cost of $0.5 million. During fiscal 2002, development of this product was completed, with costs incurred at or near the original estimate.

      At the acquisition date, Broner was conducting design, development, engineering and testing activities associated with the completion of several new additions to their product suite. The addition of these modules broadened Broner’s product offerings to customers. At the acquisition date, the technologies under development ranged from 70 to 80 percent complete based on engineering man-month data and technological progress. Anticipated completion dates ranged from four to six months at an estimated cost of $0.4 million. During fiscal 2002, development of these products was completed, with costs incurred at or near the original estimates.

      At the acquisition date, the Internet-based trading company from which we purchased certain assets and technology was conducting design, development, engineering and testing activities associated with the completion of its next-generation e-commerce solution. The effort entailed redirecting technology and productizing certain offerings to attract a broader base of customers. At the acquisition date, the technologies under development ranged from 60 to 80 percent complete based on engineering man-month data and technological progress. Anticipated completion dates ranged from two to four months at an estimated cost of $1.1 million. During fiscal 2002, development of this product was completed, with costs incurred at or near the original estimate.

      At the acquisition date, the process applications division of CPU was conducting design, development, engineering and testing activities associated with its software, which facilitates integration of plant-centric applications in a real-time environment and connects to a range of applications, including our software, ERP systems and relational databases. At the acquisition date, the technologies under development ranged from 10 to 90 percent complete based on engineering man-month data and technological progress. Anticipated development costs are $0.3 million over a seven-month period. During fiscal 2002, development of these technologies was completed, with costs incurred at or near the original estimates.

      At the acquisition date, the Houston Consulting Group was conducting design, development, engineering and testing activities associated with its Orion refinery scheduling software, which will extend our supply chain planning and scheduling solutions for the petroleum industry. The efforts consisted primarily of development of additional capabilities in the blending and scheduling aspects of the Orion product family. At the acquisition date, the technologies under development ranged from 15 to 35 percent complete based on engineering man-month data and technological progress. Anticipated development costs are $0.2 million over a five-month period. During fiscal 2002, development of this product was completed, with costs incurred at or near the original estimate.

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

      Income on Equity in Joint Ventures and Realized Gain on Sales of Investments. Income on equity in joint ventures and realized gain on sales of investments was $750,000 in fiscal 2001 as compared to $4,000 in fiscal 2000. In fiscal 2001, this primarily consisted of $655,000 of realized gains on the partial sale of two investments and $95,000 of income on equity in joint ventures.

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

      The following table presents selected quarterly consolidated statement of operations data for fiscal 2001 and 2002. These data are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of these data in accordance with accounting principles generally accepted in the United States.

	Fiscal 2001 Quarter Ending				Fiscal 2002 Quarter Ending

	Sep. 30	Dec. 31	Mar. 31	June 30	Sep. 30	Dec. 31	Mar. 31	June 30

	(In thousands)
Revenues:
Software licenses	$32,582	$40,630	$34,224	$40,012	$19,231	$39,939	$37,380	$37,363
Service and other	39,999	45,411	46,093	47,973	46,960	47,057	46,086	46,588

Total revenues	72,581	86,041	80,317	87,985	66,191	86,996	83,466	83,951

Expenses:
Cost of software licenses	2,565	2,999	3,141	3,151	2,444	3,054	3,165	3,167
Cost of service and other	25,413	28,898	29,589	30,695	30,142	30,261	29,969	29,600
Selling and marketing	24,718	27,704	29,340	31,846	26,624	28,451	29,521	30,629
Research and development	14,992	16,568	18,590	18,763	17,999	17,829	19,585	19,045
General and administrative	6,565	7,600	8,289	8,189	7,422	7,520	8,678	10,638
Restructuring charges	—	—	—	6,969	2,642	—	(500)	13,941
Charges for in-process research and development	5,000	2,615	—	2,300	—	—	—	14,900

Total expenses	79,253	86,384	88,949	101,913	87,273	87,115	90,418	121,920

Income (loss) from operations	(6,672)	(343)	(8,632)	(13,928)	(21,082)	(119)	(6,952)	(37,969)
Interest income, net	1,541	1,328	1,052	878	753	144	103	177
Write-off of investments	—	(5,000)	—	—	—	—	—	(8,923)
Other income (expense), net	(134)	252	(99)	650	(184)	(171)	(152)	(386)

Income (loss) before provision for (benefit from) taxes	(5,265)	(3,763)	(7,679)	(12,400)	(20,513)	(146)	(7,001)	(47,101)
Provision for (benefit from) income taxes	(1,580)	(1,128)	(2,304)	(3,720)	(6,154)	(44)	(2,100)	10,702

Net income (loss)	(3,685)	(2,635)	(5,375)	(8,680)	(14,359)	(102)	(4,901)	(57,803)
Accretion of preferred stock discount and dividend	—	—	—	—	—	—	(4,140)	(2,161)

Net income (loss) applicable to common stockholders	$(3,685)	$(2,635)	$(5,375)	$(8,680)	$(14,359)	$(102)	$(9,041)	$(59,964)

Basic and diluted income (loss) applicable to common shareholders	$(0.13)	$(0.09)	$(0.18)	$(0.28)	$(0.45)	$0.00	$(0.17)	$(1.60)

Basic and diluted weighted average shares outstanding	29,181	29,747	30,186	30,572	31,760	31,748	31,948	37,438

Liquidity and Capital Resources

      In fiscal 2002, operating activities used $8.1 million of cash primarily as a result of the net loss, which was offset in part by non-cash items such as depreciation and amortization, the write-off of in-process research and development associated with the Hyprotech acquisition, and the write-off of our investment in Optimum Logistics. In addition, decreases to accounts receivable and installments receivable, and increases to accounts payable and accrued expenses offset the net loss. In fiscal 2000 and 2001, operating activities provided $28.0 million and used $13.4 million of cash, respectively.

      In fiscal 2002, investing activities used $102.3 million of cash primarily as a result of cash used in the purchase of Hyprotech, purchases of property and leasehold improvements, and an increase in computer software development costs, which were offset in part by the proceeds from the sale of property. In fiscal 2000 and 2001, investing activities used $21.9 million and $13.7 million of cash, respectively.

      In fiscal 2002, financing activities provided $107.2 million of cash primarily as a result of the issuance of Series B convertible preferred stock, common stock and warrants to purchase common stock. In fiscal 2000 and 2001, financing activities provided $9.0 million and $15.6 million of cash, respectively.

      Historically, we had financed our operations principally through cash generated from public offerings of our 5 1/4% convertible debentures and common stock, however, during fiscal 2002, these sources were replaced with private offerings of our Series B convertible preferred stock and common stock, operating activities, and the sale of installment contracts to third parties.

      In February and March 2002, we issued and sold 40,000 shares of Series B-I convertible preferred stock and 20,000 shares of Series B-II convertible preferred stock, together with warrants to purchase 791,044 shares of common stock, for an aggregate purchase price of $60.0 million. Our net proceeds from these transactions were $56.6 million, after deducting the placement agent fee and our other expenses in connection with the placement. The Series B preferred stock accrues dividends at an annual rate of 4% that is payable quarterly, commencing June 30, 2002, in either cash or common stock, at our option (subject to our satisfaction of specified conditions set forth in our charter). Each share of Series B preferred stock is convertible into a number of shares of common stock equal to the stated value, which initially is $1,000, divided by a conversion price of $19.97 and $17.66 for the Series B-I and Series B-II preferred stock, respectively, subject to anti-dilution and other adjustments. As a result, the shares of Series B preferred stock initially were convertible into an aggregate of approximately 3,135,476 shares of common stock. The Series B preferred stock is subject to mandatory redemption on February 7, 2009, to be paid in cash, stock or both, at our option.

      In May 2002, we issued and sold 4,166,665 shares of common stock together with warrants to purchase common stock for an aggregate purchase price of $50 million. Our net proceeds from this transaction were $48.0 million. We issued warrants with five-year lives to purchase up to 750,000 additional shares of common stock at a price of $15.00 per share and also issued a second class of warrants that entitled the investors to purchase, on or prior to July 28, 2002, up to 2,083,333 shares of common stock at a price of $13.20, together with five year warrants to purchase an additional 375,000 shares of common stock at a price of $15.60. The second class of warrants expired unexercised.

      Historically, we have had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation (formerly Sanwa Business Credit Corporation). These contracts represent amounts due over the life of existing term licenses. During fiscal 2002, installment contracts increased by $34.2 million to $108.7 million, net of $42.7 million of installment contracts sold to General Electric Credit Corporation and Fleet Business Credit Corporation. Included in this net increase is the addition of $40.9 million of installments receivable in connection with the acquisition of Hyprotech. During fiscal 2001, installment contracts increased by $21.3 million to $74.5 million, net of $55.6 million of installment contracts sold to General Electric Capital Corporation and Fleet Business Credit Corporation. Included in this net increase is the addition of $7.2 million of installments receivable in connection with the acquisition of ICARUS. During fiscal 2000, installment contracts decreased by $4.0 million to $53.2 million, net of $28.0 million of installment contracts sold to General Electric Capital Corporation and Fleet Business Credit Corporation. Our arrangements with these two financial institutions provide for the sale of installment contracts up to a maximum of $160.0 million, subject to approval by the institutions, having certain recourse obligations. At June 30, 2002 and June 30, 2001, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $111.4 million and $108.5 million, respectively, for which we had partial recourse obligations of $7.2 million and $6.2 million, respectively. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

      We maintain a $30.0 million secured bank line of credit, expiring December 31, 2002, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank’s prime rate (4.75% at June 30, 2002) or, at our option, a rate equal to a defined LIBOR (2.28% at June 30, 2002) plus a specified margin.

Any borrowings under the line of credit must be secured by a pledge of short-term investments or cash, and as a result, this line of credit does not increase the amount of net cash available to us during the term of the facility. The line of credit agreement requires us to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net worth and of the ratio of cash and cash equivalents, accounts receivable and current portion of our long-term installments receivable to current liabilities. As of June 30, 2002, we were not in compliance with certain of the above mentioned covenants. Subsequently, we received a waiver for such non-compliance, covering the period from June 30, 2002 to December 31, 2002. At June 30, 2002, there were no outstanding borrowings under the line of credit. We are currently in negotiations to either: (i) extend this line of credit with our current lender and amend the terms of the facility so that a pledge of short-term investment or cash are not required to secure borrowings; or (ii) obtain a facility from another lender.

      As of June 30, 2002, we had cash and cash-equivalents totaling $33.6 million, as well as short-term investments totaling $18.5 million. Our commitments as of June 30, 2002 consisted primarily of leases on our headquarters and other facilities, as well as capital leases for software and equipment. Other than these, there were no other material commitments for capital or other expenditures. Our obligations related to these leases at June 30, 2002 are as follows (in thousands):

	2003	2004	2005	2006	2007	Thereafter

Non-cancellable leases	$22,741	$16,948	$12,062	$11,792	$11,705	$46,456

      We believe our current cash balances, availability of sales of our installment contracts and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

Inflation

      Inflation has not had a significant impact on our operating results to date and we do not expect inflation to have a significant impact during fiscal 2003.

New Accounting Pronouncements

      In November 2001, the Emerging Issues Task Force (EITF) released Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. This requires that reimbursement received for out-of-pocket expenses be recorded as revenue and not as a reduction of expenses. This is mandatory for periods beginning after December 15, 2001, thus we adopted the pronouncement during quarter ended March 31, 2002. Reimbursable out-of-pocket expenses totaling $16.3 million and $18.8 million in the years ended June 30, 2001 and 2002, respectively, have been reclassified as service and other revenue and cost of service and other. Because it is impracticable to do so, reimbursable out-of-pocket expenses have not been reclassified for the year ended June 30, 2000.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of

Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Under this statement, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 144 will have a material effect on our consolidated financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishments of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. We do not expect the adoption of SFAS No. 145 will have a significant impact on our consolidated results of operations, financial position or cash flows.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. We are currently evaluating the impact that the adoption of SFAS No. 146 will have on our consolidated financial position and results of operations.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      Information relating to quantitative and qualitative disclosure about market risk is set forth in notes 2(c), 2(d), 2(h), 2(k) and 12 to our consolidated financial statements included elsewhere in this Form 10-K and below under the captions “Investment Portfolio” and “Foreign Exchange Hedging.”

Investment Portfolio

      We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. In addition, we limit the amount of credit exposure to any one issuer and the types of instruments approved for investment. We do not expect any material loss with respect to our investment portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interests rates by expected maturity dates.

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars

	Fair Value	Maturing in Fiscal Year Ending June 30,
	at
	June 30,					2007 and
	2002	2003	2004	2005	2006	Thereafter

	(In thousands, except interest rates)
Cash Equivalents	$33,571	$33,571	—	—	—	—
Weighted Average Interest Rate	1.42%	1.42%	—	—	—	—
Investments	$18,549	$13,389	$5,160	—	—	—
Weighted Average Interest Rate	2.44%	2.22%	3.01%	—	—	—
Total Portfolio	$52,120	$46,960	$5,160	—	—	—
Weighted Average Interest Rate	1.89%	1.65%	3.01%	—	—	—

Impact of Foreign Currency Rate Changes

      During fiscal 2002, the U.S. dollar weakened against currencies for countries in which we have local operations, primarily in Europe and the Asia-Pacific region. The translation of our foreign entities’ assets and liabilities did not have a material impact on our consolidated operating results. Foreign exchange forward contracts are only purchased to hedge certain customer installments receivable amounts denominated in a foreign currency. The revaluation of accounts receivable at our foreign locations and at Hyprotech for the month of June, that were denominated in currencies other than the local currencies, resulted in net losses totaling $2.3 million in fiscal 2002. These losses were partially offset by the revaluation of two short-term loans from our U.S. headquarters to our foreign subsidiaries that were denominated in foreign currencies. These two loans were issued in May 2002, and were revalued as of June 30, 2002, resulting in an aggregate gain of $1.2 million.

Foreign Exchange Hedging

      We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer installments receivable denominated in foreign currencies. The objective of these contracts is to limit the impact of foreign currency exchange rate movement on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $8.5 million of foreign exchange forward contracts denominated in Japanese, British, Swiss, Singapore and Euro currencies which represented underlying customer installments receivable transactions at the end of fiscal 2002. We adopted SFAS No. 133 in the first quarter of fiscal 2001. As a result, at each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currencies are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and losses related to these instruments for fiscal 2002 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, operating results or cash flows resulting from the use of these instruments. There can be no assurance, however, that these strategies will be effective or that transaction losses can be limited or forecasted accurately.

      The following table provides information about our forward contracts, at the end of fiscal 2002, to sell foreign currencies for U.S. dollars. All of these contracts relate to customer accounts and installments receivable. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value on the contract at the end of fiscal 2002.

	Average	Forward
	Contract	Amount in
Currency	Rate	U.S. Dollars	Contract Origination Date	Contract Maturity Date

		(In thousands)
Euro	0.89	$2,817	Various: Mar 01-Jun 02	Various: Jul 02-May 04
British Pound Sterling	1.46	2,615	Various: Jul 99-Jun 02	Various: Jul 02-Jul 04
Japanese Yen	118.61	2,528	Various: Jul 99-Jun 02	Various: Jul 02-Aug 04
Swiss Franc	1.62	526	Various: Jul 99-Jun 02	Various: Jul 02-Dec 02
Singapore Dollar	1.82	23	Apr 02	Jul 02

Total		$8,509

Item 8.     Financial Statements and Supplementary Data

      Our consolidated financial statements are listed in the Index to Consolidated Financial Statements filed in Item 15(a)(i) as part of this Form 10-K.

Item 9.     Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

      On June 17, 2002, we dismissed Arthur Andersen LLP and engaged Deloitte & Touche LLP to serve as our independent public accountants. Neither of Arthur Andersen’s accounting reports for either of the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by our board of directors, upon the recommendation of its audit committee.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 15A, to be filed with the SEC not later than October 28, 2002, under the heading “Election of Directors.”

Item 11.     Executive Compensation

      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2002, under the heading “Executive Officer Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2002, under the heading “Share Ownership of Principal Stockholders and Management.”

Item 13.     Certain Relationships and Related Transactions

      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2002, under the heading “Related Party Transactions.”

Item 14.     Controls and Procedures

      Not applicable.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports On Form 8-K

      (a)(1) Financial Statements

      (a)(2) Financial Statement Schedule

Description	Page

Independent Auditors’ Report	S-1
Report of Independent Public Accountants on Schedule	S-2
Schedule II — Valuation and Qualifying Accounts	S-3

      All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

      (a)(3) Exhibits

3	.1(1)	Certificate of Incorporation of Aspen Technology, Inc.
3	.2(1)	By-laws of Aspen Technology, Inc.
4	.1(2)	Specimen Certificate for Shares of Aspen Technology, Inc.’s common stock, $.10 par value.
4	.2(1)	Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent, including related forms of the following: (a) Certificate of Designation of Series A Participating Cumulative Preferred Stock of Aspen Technology, Inc.; and (b) Right Certificate.
4	.3(17)	Amendment No. 1 dated as of October 26, 2001 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4	.4(18)	Amendment No. 2 dated as of February 6, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.
4	.5(19)	Amendment No. 3 dated as of March 19, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.
4	.6(20)	Amendment No. 4 dated as of May 9, 2002 to Rights Agreement dated as of March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4	.7(3)	Indenture dated as of June 17, 1998 between Aspen Technology, Inc. and The Chase Manhattan Bank, as trustee, with respect to up to $86,250,000 principal amount of 5 1/4% Convertible Subordinated Debentures due June 15, 2005 of Aspen Technology, Inc.

4	.8(3)	Form of 5 1/4% Convertible Subordinated Debentures due June 15, 2005 of Aspen Technology, Inc. (included in Sections 2.2, 2.3 and 2.4 of the Indenture filed as Exhibit 4.1 to the Current Report on Form 8-K).
4	.9(26)	Certificate of Designations of the Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock.
4	.10(25)	Certificate of Designations of the Series B-I Convertible Preferred Stock and Series B-II Convertible Preferred Stock.
4	.11(25)	Certificate of Designations of the Series C Preferred Stock.
4	.16(24)	Form of Warrant of Aspen Technology, Inc. dated as of May 9, 2002.
4	.17(24)	Form of Unit Warrant of Aspen Technology, Inc. dated as of May 9, 2002.
10	.1(4)	Lease Agreement dated as of January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding Ten Canal Park, Cambridge, Massachusetts.
10	.2(10)	First amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in-interest to Teachers Insurance and Annuity Association of America, regarding Ten Canal Park, Cambridge, Massachusetts.
10	.3(10)	Second Amendment to Lease Agreement dated as of August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P. regarding Ten Canal Park, Cambridge, Massachusetts.
10	.4(4)	System License Agreement between Aspen Technology, Inc. and the Massachusetts Institute of Technology, dated March 30, 1982, as amended.
10	.5(4)†	Non-Equilibrium Distillation Model Development and License Agreement between Aspen Technology, Inc. and Koch Engineering Company, Inc., as amended.
10	.6(4)†	Letter, dated October 19, 1994, from Aspen Technology, Inc. to Koch Engineering Company, Inc., pursuant to which Aspen Technology, Inc. elected to extend the term of Aspen Technology, Inc.’s license under the Non-Equilibrium Distillation Model Development and License Agreement.
10	.7(4)†	Batch Distillation Computer Program Development and License Agreement between Process Simulation Associates, Inc. and Koch Engineering Company, Inc.
10	.8(4)†	Agreement between Aspen Technology, Inc. and Imperial College of Science, Technology and Medicine regarding Assignment of SPEEDUP.
10	.9(4)	Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.
10	.10(6)	Rider No. 1, dated December 14, 1994, to Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.
10	.11(27)	Rider No. 2, dated September 4, 2001, to Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.
10	.11(4)†	Letter Agreement between Aspen Technology, Inc. and Sanwa Business Credit Corporation.
10	.12(4)	Equity Joint Venture Contract between Aspen Technology, Inc. and China Petrochemical Technology Company.
10	.13(7)	Further Amended and Restated Revolving Credit Agreement dated as of February 15, 1996 among Aspen Technology, Inc., Prosys Modeling Investment Corporation, Industrial Systems, Inc., Dynamic Matrix Control Corporation and Setpoint, Inc., as the Borrowers, the Lenders Parties thereto, and Fleet Bank of Massachusetts, N.A., as Agent and Lender, together with related forms of the following (each in the form executed by each of such Borrowers):
(a) Amended and Restated Revolving Credit Note.
(b) Patent Conditional Assignment and Security Agreement.
(c) Trademark Collateral Security Agreement.
(d) Security Agreement.
10	.14(14)	Credit Agreement between Fleet National Bank and Aspen Technology, Inc. dated October 27, 2000.

10	.15(10)	Letter dated September 21, 1999, from Fleet National Bank to Aspen Technology, Inc. and Deposit Pledge Agreement dated as of October 18, 1999 between Fleet National Bank and Aspen Technology, Inc. further amending the Revolving Credit Agreement.
10	.16(26)	Amendment No. 3, dated as of March 19, 2002, to Credit Agreement dated as of October 27, 2002 between Aspen Technology, Inc. and Fleet National Bank.
10	.16(16)	Registration Rights Agreement dated June 1, 2000 between Aspen Technology, Inc. and the former stockholders of Petrolsoft Corporation.
10	.17(10)	Registration Rights Agreement dated August 29, 2000 between Aspen Technology, Inc. and the former stockholders of ICARUS Corporation and ICARUS Services Limited.
10	.18(15)	Registration Rights Agreement dated June 15, 2001 between Aspen Technology, Inc. and Michael B. Feldman.
10	.19(15)	Registration Rights Agreement dated June 15, 2001 between Aspen Technology, Inc. and the former stockholders of Computer Processes Unlimited, L.L.C.
10	.20(25)	Registration Rights Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP.
10	.20(4)	1988 Non-Qualified Stock Option Plan, as amended.
10.21		Amended and Restated Registration Rights Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein (filed as Exhibit to Current Report on Form 8-K filed by Aspen Technology, Inc. on March 19, 2002 and incorporated herein by reference).
10	.21(5)	1995 Stock Option Plan.
10	.22(5)	1995 Directors Stock Option Plan.
10	.23(5)	1995 Employees’ Stock Purchase Plan.
10	.24(9)	1998 Employees’ Stock Purchase Plan.
10	.25(12)	Amendment to 1998 Employees’ Stock Purchase Plan.
10	.26(8)	1996 Special Stock Option Plan.
10	.27(12)	2001 Stock Option Plan.
10	.28(13)	Petrolsoft Corporation Stock Option Plan
10	.29(4)	Form of Employee Confidentiality and Non-Competition Agreement.
10	.30(4)	Noncompetition, Confidentiality and Proprietary Rights Agreement between Aspen Technology, Inc. and Lawrence B. Evans.
10	.31(8)	Change in Control Agreement between Aspen Technology, Inc. and Lawrence B. Evans dated August 12, 1997.
10	.32(8)	Change in Control Agreement between Aspen Technology, Inc. and David McQuillin dated August 12, 1997.
10	.33(8)	Change in Control Agreement between Aspen Technology, Inc. and Stephen J. Doyle dated August 12, 1997.
10	.35(8)	Change in Control Agreement between Aspen Technology, Inc. and Mary A. Palermo dated August 12, 1997.
10	.36(11)	Change in Control Agreement between Aspen Technology, Inc and Lisa W. Zappala dated November 3, 1998.
10	.37(10)	Financing Partner Agreement between Aspen Technology, Inc. and IBM Credit Corporation dated June 15, 2000.
10	.39(21)	Security Agreement, effective as of August 16, 2002, between Aspen Technology, Inc. and Accenture.
10	.40(22)	Securities Purchase Agreement dated as of May 9, 2002 between Aspen Technology, Inc. and the Purchasers listed therein, and related Amendment dated June 5, 2002.
10	.42(23)	Share Purchase Agreement dated as of May 10, 2002 between Aspen Technology, Inc. and AEA Technology plc.

10	.43(26)	Stockholder Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP.
10	.44(25)	Amended and Restated Securities Purchase Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
10	.46(25)	Amendment No. 4, dated as of March 19, 2002, to Credit Agreement dated as of October 27, 2000 between Aspen Technology, Inc. and Fleet National Bank.
10.47		Employment Agreement between Aspen Technology, Inc. and Mary A. Palermo dated April 1, 2002.
10.48		Employment Agreement between Aspen Technology, Inc. and Wayne Sim dated May 9, 2002.
10.49		Change in Control Agreement between Aspen Technology, Inc. and Wayne Sim dated May 9, 2002.
10.50		Severance Agreement between Aspen Technology, Inc. and David L. McQuillin dated September 30, 2002.
21.1		Subsidiaries of Aspen Technology, Inc.
23.1		Consent of Deloitte & Touche LLP.
24.1		Power of Attorney (included in signature page to Form 10-K).

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated March 12, 1998 (filed on March 27, 1998), and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registration Statement on Form 8-A of Aspen Technology, Inc. (filed on June 12, 1998), and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated June 17, 1998 (filed on June 19, 1998), and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registration Statement on Form S-1 of Aspen Technology, Inc. (Registration No. 33-83916) (filed on September 13, 1994), and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration No. 333-11651) (filed on September 9, 1996), and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registration Statement on Form S-1 of Aspen Technology, Inc. (Registration No. 33-88734) (filed on January 29, 1995), and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended March 31, 1996, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 1997, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration No. 333-44575) (filed on January 20, 1998), and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2000, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended September 30, 1998, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Definitive Proxy Statement on Schedule 14A of Aspen Technology, Inc. filed November 13, 2000, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration No. 333-42536) (filed on July 28, 2000), and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended September 30, 2000, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registration Statement on Form S-3 of Aspen Technology, Inc. (Registration No. 333-63208) (filed on June 15, 2001), and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registration Statement on Form S-3 of Aspen Technology, Inc. (Registration No. 333-47694) (filed on October 10, 2000), and incorporated herein by reference.

(17)	Previously filed as an exhibit to Amendment No. 1 to Form 8-A of Aspen Technology, Inc. filed on November 8, 2001, and incorporated herein by reference.

(18)	Previously filed as an exhibit to Amendment No. 2 to Form 8-A of Aspen Technology, Inc. filed on February 2, 2002, and incorporated herein by reference.

(19)	Previously filed as an exhibit to Amendment No. 3 to Form 8-A of Aspen Technology, Inc. filed on March 20, 2002, and incorporated herein by reference.

(20)	Previously filed as an exhibit to Amendment No. 4 to Form 8-A of Aspen Technology, Inc. filed on May 31, 2002, and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated August 16, 2002 (filed on September 10, 2002), and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated June 5, 2002 (filed on June 6, 2002), and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated May 31, 2002 (filed on May 31, 2002), and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended March 31, 2002, and incorporated herein by reference.

(25)	Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated March 19, 2002 (filed on March 20, 2002), and incorporated herein by reference.

(26)	Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated February 6, 2002 (filed on February 12, 2002), and incorporated herein by reference.

(27)	Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2001, and incorporated herein by reference.

†	Confidential treatment requested as to certain portions.

      On June 17, 2002, our board of directors, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP as our independent public accountants and engaged Deloitte & Touche LLP, effective immediately, to serve as our independent public accountants for the fiscal year ending on June 30, 2002. The Andersen engagement partner and manager for our audits are no longer with Andersen and, as a result, we have unable, after reasonable efforts, to obtain the consent of Andersen to the incorporation by reference in our registration statements on Form S-3 with the file numbers 333-89710 and 333-90066 and our registration statements on Form S-8 with the file numbers 333-11651, 333-21593, 333-42536, 333-42358, 333-42540, 333-71872, 333-71874 and 333-80225 of the audit report of Andersen with respect to our financial statements as of June 30, 2001 and for the fiscal years ended June 30, 2001 and 2000. We have dispensed with the requirement under Section 7 of the Securities Act to file the consent of Andersen in reliance on Rule 437a under the Securities Act. Because Andersen has not consented to the incorporation by reference of their report in the registration statements identified above, purchasers of securities offered pursuant to those registration statements on or after the filing of this Form 10-K will not be able to recover against Andersen under Section 11 of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Andersen and incorporated by reference in those financial statements or any omissions to state a material fact required to be stated in those financial statements.

      (b) Reports on Form 8-K

      On April 5, 2002, we filed a Current Report on Form 8-K with respect to our press release announcing preliminary financial results for the quarter ended March 31, 2002.

      On May 31, 2002, we filed a Current Report on Form 8-K with respect to our acquisition of Hyprotech Ltd. and related subsidiaries of AEA Technology plc, which included combined financial statements of the Hyprotech division of AEA Technology plc as of March 31, 2002 and pro forma condensed combined consolidated financial statements, giving effect to the merger.

      On June 7, 2002, we filed a Current Report on Form 8-K with respect to the private placement of common stock completed on May 9, 2002 and May 30, 2002.

      On June 18, 2002, we filed a Current Report on Form 8-K with respect to our dismissal of Arthur Andersen LLP as our independent public accountants and engagement of Deloitte & Touche LLP to serve as independent public accountants.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, as of September 26, 2001.

ASPEN TECHNOLOGY, INC.

By:	/s/ LAWRENCE B. EVANS

Lawrence B. Evans
Chairman of the Board,
President and Chief Executive Officer

CERTIFICATIONS

I, Lawrence B. Evans, certify that:

      1.     I have reviewed this annual report on Form 10-K of Aspen Technology, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

/s/ LAWRENCE B. EVANS

Lawrence B. Evans
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

I, Lisa W. Zappala, certify that:

      1.     I have reviewed this annual report on Form 10-K of Aspen Technology, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

/s/ LISA W. ZAPPALA

Lisa W. Zappala
Chief Financial Officer (Principal Financial Officer)

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

Signature	Title

/s/ LAWRENCE B. EVANS Lawrence B. Evans	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ LISA W. ZAPPALA Lisa W. Zappala	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JOSEPH F. BOSTON Joseph F. Boston	Director

/s/ GRESHAM T. BREBACH, JR. Gresham T. Brebach, Jr.	Director

/s/ DOUGLAS R. BROWN Douglas R. Brown	Director

/s/ STEPHEN L. BROWN Stephen L. Brown	Director

/s/ STEPHEN M. JENNINGS Stephen M. Jennings	Director

/s/ JOAN C. MCARDLE Joan C. McArdle	Director

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Aspen Technology, Inc.:

      We have audited the accompanying consolidated balance sheet of Aspen Technology, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of Aspen Technology, Inc. and subsidiaries as of June 30, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated August 3, 2001.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aspen Technology, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      As discussed above, the financial statements of Aspen Technology, Inc. and subsidiaries as of June 30, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 2(p), those financial statements have been reclassified to reflect reimbursements from customers for “Out-of-Pocket” expenses incurred as revenue rather than as a reduction of expenses. We audited the adjustments described in Note 2(p) that were applied to reclassify the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 13, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Aspen Technology, Inc.’s filing on Form 10-K for the year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The consolidated balance sheet as of June 30, 2000 and the consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 1999 referred to in this report have not been included in the accompanying financial statements or schedule.

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts

August 3, 2001

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,

	2001	2002

	(In thousands, except
	share data)
ASSETS

Current assets:
Cash and cash equivalents	$36,633	$33,571
Short-term investments	31,005	18,549
Accounts receivable, net of reserves of $1,905 in 2001 and $5,997 in 2002	86,737	95,418
Unbilled services	29,652	30,569
Current portion of long-term installments receivable, net of unamortized discount of $1,752 in 2001 and $1,931 in 2002	31,094	40,404
Deferred tax asset	3,252	2,929
Prepaid expenses and other current assets	17,591	18,699

Total current assets	235,964	240,139

Long-term installments receivable, net of unamortized discount of $8,437 in 2001 and $12,990 in 2002	43,428	68,318

Property and leasehold improvements, at cost:
Building and improvements	4,639	2,241
Computer equipment	45,465	48,184
Purchased software	38,498	55,621
Furniture and fixtures	16,090	17,552
Leasehold improvements	8,243	10,078

	112,935	133,676
Less — Accumulated depreciation and amortization	69,659	82,873

	43,276	50,803

Computer software development costs, net of accumulated amortization of $16,091 in 2001 and $20,804 in 2002	8,539	13,810

Purchased intellectual property, net of accumulated amortization of $1,974 in 2002	—	27,626

Other intangible assets, net of accumulated amortization of $9,970 in 2001 and $15,232 in 2002	19,612	41,105

Goodwill	24,352	84,258

Deferred tax asset	15,686	15,576

Other assets	15,737	6,708

	$406,594	$548,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$2,539	$5,334
Obligation subject to common stock settlement	—	11,100
Accounts payable	7,114	16,852
Accrued expenses	55,845	78,135
Unearned revenue	18,711	20,983
Deferred revenue	24,341	38,624

Total current liabilities	108,550	171,028

Long-term obligations, less current portion	1,899	5,885

5 1/4% Convertible subordinated debentures	86,250	86,250

Obligation subject to common stock settlement	—	1,810

Deferred revenue, less current portion	8,190	9,548

Deferred tax liability	—	15,003

Other liabilities	635	5,031

Commitments and contingencies (Notes 12, 13, 14 and 16)
Stockholders’ equity:
Series B convertible preferred stock, $0.10 par value — Authorized — 60,000 shares
Issued and outstanding — 60,000 shares in 2002 (Liquidation preference of $60,860)	—	50,753
Common stock, $0.10 par value — Authorized — 40,000,000 shares
Issued — 31,576,924 shares in 2001 and 37,731,183 shares in 2002
Outstanding — 31,346,494 shares in 2001 and 37,500,753 shares in 2002	3,157	3,773
Additional paid-in capital	228,976	310,039
Accumulated deficit	(24,127)	(107,593)
Deferred compensation	(1,400)	—
Notes receivable from stockholders	(283)	—
Treasury stock, at cost — 230,430 shares of common stock	(502)	(502)
Accumulated other comprehensive income (loss)	(4,751)	(2,682)

Total stockholders’ equity	201,070	253,788

	$406,594	$548,343

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,

	2000	2001	2002

	(In thousands, except per share data)
Revenues:
Software licenses	$132,843	$147,448	$133,913
Service and other	135,250	179,476	186,691

	268,093	326,924	320,604

Expenses:
Cost of software licenses	9,605	11,856	11,830
Cost of service and other	85,193	114,595	119,972
Selling and marketing	91,863	113,608	115,225
Research and development	51,567	68,913	74,458
General and administrative	24,736	30,643	34,258
Costs related to acquisitions	1,547	—	—
Restructuring and other charges	—	6,969	16,083
Charges for in-process research and development	—	9,915	14,900

	264,511	356,499	386,726

Income (loss) from operations	3,582	(29,575)	(66,122)
Interest income	9,847	10,268	6,768
Interest expense	(5,563)	(5,469)	(5,591)
Write-off of investments	—	(5,000)	(8,923)
Foreign currency exchange loss	(118)	(81)	(1,073)
Income on equity in joint ventures and realized gain on sale of investments	4	750	180

Income (loss) before provision for (benefit from) income taxes	7,752	(29,107)	(74,761)
Provision for (benefit from) income taxes	2,324	(8,732)	2,404

Net income (loss)	5,428	(20,375)	(77,165)
Accretion of preferred stock discount and dividend	—	—	(6,301)

Net income (loss) attributable to common shareholders	$5,428	$(20,375)	$(83,466)

Net income (loss) attributable to common shareholders per share:
Diluted	$0.18	$(0.68)	$(2.58)

Basic	$0.19	$(0.68)	$(2.58)

Weighted average shares outstanding:
Diluted	30,785	29,941	32,308

Basic	28,221	29,941	32,308

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series B Convertible								Accumulated
	Preferred Stock		Common Stock			Retained		Notes	Other	Treasury Stock			Total
					Additional	Earnings		Receivable	Comprehensive				Comprehensive
	Number of	Carrying	Number of	$0.10 Par	Paid-in	(Accumulated	Deferred	From	Income	Number of		Stockholders’	Income
	Shares	Value	Shares	Value	Capital	Deficit)	Compensation	Stockholders	(Loss)	Shares	Cost	Equity	(Loss)

	(In thousands, except share data)
Balance, July 1, 1999	—	$—	27,807,152	$2,781	$154,219	$(8,736)	$—	$—	$(2,012)	230,430	$(502)	$145,750
Issuance of common stock under employee stock purchase plans	—	—	384,864	38	3,822	—	—	—	—	—	—	3,860
Exercise of stock options	—	—	868,412	87	7,773	—	—	—	—	—	—	7,860
Dividends paid	—	—	—	—	—	(444)	—	—	—	—	—	(444)
Translation adjustment, not tax effected	—	—	—	—	—	—	—	—	(904)	—	—	(904)	(904)
Unrealized market loss on investments, net of $90 tax effect	—	—	—	—	—	—	—	—	(129)	—	—	(129)	(129)
Tax benefit related to stock options	—	—	—	—	7,777	—	—	—	—	—	—	7,777
Net income	—	—	—	—	—	5,428	—	—	—	—	—	5,428	5,428

Comprehensive net income for the year ended June 30, 2000													$4,395

Balance, June 30, 2000	—	—	29,060,428	2,906	173,591	(3,752)	—	—	(3,045)	230,430	(502)	169,198
Issuance of stock in the purchase of businesses and equity investment	—	—	1,255,782	126	37,151	—	—	—	—	—	—	37,277
Issuance of common stock under employee stock purchase plans	—	—	174,463	17	4,693	—	—	—	—	—	—	4,710
Exercise of stock options and warrants	—	—	991,751	99	11,802	—	—	—	—	—	—	11,901
Translation adjustment, not tax effected	—	—	—	—	—	—	—	—	(2,434)	—	—	(2,434)	(2,434)
Unrealized market gain on investments, net of $218 tax effect	—	—	—	—	—	—	—	—	728	—	—	728	728
Issuance of restricted common stock	—	—	94,500	9	1,739	—	(1,465)	(283)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	65	—	—	—	—	65
Net Loss	—	—	—	—	—	(20,375)	—	—	—	—	—	(20,375)	(20,375)

Comprehensive net loss for the year ended June 30, 2001													$(22,081)

Balance, June 30, 2001	—	—	31,576,924	3,157	228,976	(24,127)	(1,400)	(283)	(4,751)	230,430	(502)	201,070
Issuance of common stock under employee stock purchase plans	—	—	313,337	31	5,275	—	—	—	—	—	—	5,306
Exercise of stock options and warrants	—	—	185,625	19	1,600	—	—	—	—	—	—	1,619
Issuance of Series B convertible preferred stock and common stock warrants, net of issuance costs	60,000	48,544	—	—	8,044	—	—	—	—	—	—	56,588
Beneficial conversion feature embedded in Series B convertible preferred stock	—	(3,232)	—	—	3,232	—	—	—	—	—	—	—
Issuance of common stock and common stock warrants, net of issuance costs	—	—	4,166,665	417	47,539	—	—	—	—	—	—	47,956
Issuance of common stock in settlement of obligation subject to common stock settlement	—	—	1,641,672	164	18,336	—	—	—	—	—	—	18,500
Return of escrowed shares issued to Optimum Logistics Ltd.	—	—	(58,540)	(6)	(2,084)	—	—	—	—	—	—	(2,090)
Reversal of unvested and forfeited restricted common stock	—	—	(94,500)	(9)	(1,739)	—	1,209	283	—	—	—	(256)
Accretion of discount on Series B convertible preferred stock	—	5,441	—	—	—	(5,441)	—	—	—	—	—	—
Accrual of Series B convertible preferred stock dividend	—	—	—	—	860	(860)	—	—	—	—	—	—
Translation adjustment, not tax effected	—	—	—	—	—	—	—	—	2,268	—	—	2,268	2,268
Unrealized market gain on investments, net of $85 tax effect	—	—	—	—	—	—	—	—	(199)	—	—	(199)	(199)
Amortization of deferred compensation	—	—	—	—	—	—	191	—	—	—	—	191
Net Loss	—	—	—	—	—	(77,165)	—	—	—	—	—	(77,165)	(77,165)

Comprehensive net loss for the year ended June 30, 2002													$(75,096)

Balance, June 30, 2002	60,000	$50,753	37,731,183	$3,773	$310,039	$(107,593)	$—	$—	$(2,682)	230,430	$(502)	$253,788

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,

	2000	2001	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$5,428	$(20,375)	$(77,165)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	16,327	24,099	25,763
Charges for in-process research and development	—	9,915	14,900
Write-off of investments	—	5,000	8,923
Deferred stock-based compensation	—	65	(65)
Gain on sale of property	—	(257)	—
Deferred income taxes	(6,201)	(12,783)	896
Write-off of assets related to restructuring	—	1,159	1,169
Research and development costs subject to common stock settlement	—	—	924
Changes in assets and liabilities —
Accounts receivable	(7,977)	(3,399)	1,591
Unbilled services	(5,625)	(7,277)	333
Prepaid expenses and other current assets	(4,119)	(417)	(1,400)
Long-term installments receivable	4,021	(8,845)	6,816
Accounts payable and accrued expenses	18,555	5,195	8,865
Unearned revenue	3,831	4,323	751
Deferred revenue	3,774	(9,786)	(368)

Net cash provided by (used in) operating activities	28,014	(13,383)	(8,067)

Cash flows from investing activities:
Purchase of property and leasehold improvements	(9,682)	(20,350)	(12,940)
Proceeds on sale of property	—	2,438	1,725
Increase in computer software development costs	(4,082)	(5,573)	(7,986)
Increase in other assets	(6,826)	(1,693)	(1,940)
Decrease in short-term investments	373	33,884	12,257
Increase (decrease) in other liabilities	400	(675)	36
Cash used in the purchase of businesses, net of cash acquired	(2,085)	(21,746)	(93,437)

Net cash used in investing activities	(21,902)	(13,715)	(102,285)

Cash flows from financing activities:
Issuance of common stock and common stock warrants, net of issuance costs	—	—	47,956
Issuance of Series B convertible preferred stock and common stock warrants, net of issuance costs	—	—	56,588
Issuance of common stock under employee stock purchase plans	3,860	4,710	5,306
Exercise of stock options and warrants	7,860	11,901	1,619
Payments of long-term debt and capital lease obligations	(2,266)	(1,041)	(4,305)
Payment of dividends	(444)	—	—

Net cash provided by financing activities	9,010	15,570	107,164

Effect of exchange rate changes on cash and cash equivalents	210	(1,210)	126

Increase (decrease) in cash and cash equivalents	15,332	(12,738)	(3,062)
Cash and cash equivalents, beginning of period	34,039	49,371	36,633

Cash and cash equivalents, end of period	$49,371	$36,633	$33,571

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$806	$2,072	$1,955

Cash paid for interest	$4,972	$5,023	$4,841

Supplemental disclosure of non-cash financing activities:
Accretion of discount on Series B convertible preferred stock	$—	$—	$2,209

Preferred stock dividend due to beneficial conversion feature of Series B convertible preferred stock	$—	$—	$3,232

Issuance of common stock in settlement of obligation subject to common stock settlement	$—	$—	$18,500

Supplemental disclosure of cash flows related to acquisitions:
The Company acquired certain companies as described in Note 4. These acquisitions are summarized as follows:
Fair value of assets acquired, excluding cash	$2,360	$60,379	$140,141
Payments in connection with the acquisitions, net of cash acquired	(2,085)	(21,746)	(93,437)
Value of stock issued in connection with the acquisitions	—	(31,555)	—
Charge for in-process research and development	—	9,915	14,900

Liabilities assumed	$275	$16,993	$61,604

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

      Aspen Technology, Inc. and its subsidiaries (the Company) is a leading supplier of integrated software and services to the process industries, which consist of petroleum, chemicals, pharmaceutical and other industries that provide products from a chemical process. The Company develops two types of software to design, operate, manage and optimize its customers’ key business processes: engineering software and supply chain manufacturing software.

(2) Significant Accounting Policies

(a) Principles of Consolidation

      The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents

      Cash and cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of three months or less.

(c) Short-Term Investments

      Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are included in short-term investments and cash and cash equivalents and are recorded at market value in the accompanying consolidated financial statements. Unrealized gains and losses have been accounted for as a component of comprehensive income (loss). Realized investment gains and losses were not material in fiscal 2000, 2001 or 2002.

      In the fourth quarter of fiscal 2001, a $2.0 million investment in Extricity Software, Inc. (Extricity) was converted into a marketable security when Extricity was purchased by Peregrine Systems (see Note 16).

      Available-for-sale investments as of June 30, 2001 and 2002 were as follows (in thousands):

		June 30, 2001		June 30, 2002

		Total	Total	Total	Total
	Contracted	Market	Amortized	Market	Amortized
Description	Maturity	Value	Cost	Value	Cost

Cash and cash equivalents:
Cash and cash equivalents	N/A	$25,599	$25,599	$21,835	$21,835
Money market funds	0-3 months	11,034	11,034	11,736	11,736

Total cash and cash equivalents		36,633	36,633	33,571	33,571

Short-term investments:
Marketable securities	N/A	211	211	—	—
Corporate and foreign bonds	4-12 months	6,020	6,011	13,389	13,381
Corporate and foreign bonds	1-2 years	24,774	24,457	5,160	5,151

Total short term investments		31,005	30,679	18,549	18,532

		$67,638	$67,312	$52,120	$52,103

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Short-term investments totaling $14.7 million were held by the bank as compensating balances for outstanding letters of credit as of June 30, 2001 and 2002.

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

      Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company’s installment receivables that are denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and the British Pound Sterling. These foreign exchange contracts are entered into to hedge recorded installments receivable made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies.

      At June 30, 2002, the Company had effectively hedged $8.5 million of installments receivable and accounts receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than risk management. The gross value of the long-term installments receivable that were denominated in foreign currency was $4.7 million at June 30, 2001 and $16.1 million at June 30, 2002, which includes $12.9 million of long-term installments acquired in the purchase of Hyprotech (as discussed in Note 4(a)). The June 2002 installments receivable mature through June 2006. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

      The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain accounts receivable and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. During fiscal 2002 the net gain recognized in the consolidated statement of operations was $67,000. A small portion of the forward foreign currency exchange contract is designated to hedge the future interest income of the related receivables. The ineffective portion of a derivative’s change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge. During fiscal 2002, net loss deferred in other comprehensive income was not material.

      The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of June 30, 2002. The information is provided in U.S. dollar amounts, as presented

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the Company’s consolidated condensed financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates:

		Estimated	Average
	Notional	Fair	Contract
Currency	Amount	Value*	Rate

	(In thousands)
Euro	$2,817	$3,183	0.89
British Pound Sterling	2,615	2,736	1.46
Japanese Yen	2,528	2,368	118.61
Swiss Franc	526	574	1.62
Singapore Dollar	23	24	1.82

Total	$8,509	$8,885

      Payments on the above receivables due during fiscal 2003 equal $6.9 million.

*	The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of June 30, 2002. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company’s banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

(e) Depreciation and Amortization

      The Company provides for depreciation and amortization, computed using the straight-line and declining balance methods, by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life

Building and improvements	7-30 years
Computer equipment	3-5 years
Purchased software	3 years
Furniture and fixtures	3-10 years
Leasehold improvements	Life of lease or asset, whichever is shorter

(f) Revenue Recognition

      The Company recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended and interpreted. License revenue, including license renewals, consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence (VSOE) of fair value exists for all undelivered elements. The Company determines VSOE based upon the price charged when the same element is sold separately. Maintenance and support VSOE represents a consistent percentage of the license fees charged to customers. Consulting services VSOE represents standard rates, which the Company charges its customers when the

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company sells its consulting services separately. For an element not yet being sold separately, VSOE represents the price established by management having the relevant authority when it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. Revenue under license arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient VSOE for professional services, training and maintenance and support services. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. The Company uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

      Maintenance and support services are recognized ratably over the life of the maintenance and support contract period. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. These services are typically sold for a one-year term and are sold either as part of a multiple element arrangement with software licenses or are sold independently at time of renewal. The Company does not provide specified upgrades to its customers in connection with the licensing of its software products.

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

      Installments receivable represent the present value of future payments related to the financing of noncancellable term and perpetual license agreements that provide for payment in installments, generally over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated statements of operations. The interest rates utilized for the years ended June 30, 2000, 2001, and 2002 ranged from 7.0% to 9.0%.

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

     (g) Computer Software Development Costs

      Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Historically, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed”, the Company has defined the establishment of technological feasibility as the development of a working model. Beginning in May 2002, with the adoption of a new development process, the Company defines the establishment of technological feasibility as the completion of a detail program design. Amortization of capitalized computer software development costs is provided on a product-by-product basis using the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. Total

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization expense charged to operations was approximately $3.1 million, $4.1 million and $4.6 million in fiscal 2000, 2001 and 2002, respectively.

(h) Foreign Currency Translation

      The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation”. The determination of functional currency is based on the subsidiaries’ relative financial and operational independence from the Company. Foreign currency exchange gains or losses for certain wholly owned subsidiaries are credited or charged to the accompanying consolidated statements of operations since the functional currency of the subsidiaries is the U.S. dollar. Foreign currency transaction gains or losses are credited or charged to the accompanying consolidated statements of operations as incurred. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to the accumulated other comprehensive income (loss) account, included in stockholders’ equity in the accompanying consolidated balance sheets.

(i) Net Income (Loss) per Share

      Basic earnings per share was determined by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income (loss) attributable to common shareholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options, restricted stock and warrants, based on the treasury stock method, convertible preferred stock, based on the if-converted method, and other commitments to be settled in common stock. The calculations of basic and diluted net income (loss) attributable to common shareholders per share and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Years Ended June 30,

	2000	2001	2002

Net income (loss) attributable to common shareholders	$5,428	$(20,375)	$(83,466)

Basic weighted average common shares outstanding	28,221	29,941	32,308
Weighted average potential common shares	2,564	—	—

Diluted weighted average shares outstanding	30,785	29,941	32,308

Basic net income (loss) attributable to common shareholders per share	$0.19	$(0.68)	$(2.58)

Diluted net income (loss) attributable to common shareholders per share	$0.18	$(0.68)	$(2.58)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following dilutive effect of potential common shares was excluded from the calculation of dilutive weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Years Ended June 30,

	2000	2001	2002

Convertible debt	1,628	1,628	1,628
Convertible preferred stock	—	—	1,113
Obligation subject to common stock settlement	—	—	1,043
Preferred stock dividend, to be settled in common stock	—	—	23
Options, restricted stock and warrants	—	2,897	1,173

Total	1,628	4,525	4,980

(j) Management Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(k) Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, investments, accounts receivable and installments receivable. The Company places its cash and cash equivalents and investments in highly rated institutions. Concentration of credit risk with respect to receivables is limited to certain customers (end users and distributors) to which the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers, hedges specific foreign installments receivable and routinely sells its installments receivable to financial institutions with limited recourse and without recourse. As a result, the Company believes that the accounts and installments receivable credit risk exposure is limited. As of June 30, 2001 and 2002, the Company had no customers that represented 10% of total accounts receivable.

                  (l) Allowance for Doubtful Accounts

      The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, the Company analyzes its historical collection experience and current economic trends.

(m) Financial Instruments

      Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, installments receivable and foreign exchange contracts. The estimated fair value of these financial instruments approximates their carrying value and, except for accounts receivable and installments receivable, is based primarily on market quotes.

(n) Intangible Assets, Goodwill and Impairment of Long-Lived Assets

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement supercedes Accounting Principles Board (APB) Opinion No. 17,

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Intangible Assets,” and applies to goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an indefinite life, are no longer being amortized. Instead, these assets are reviewed for impairment on a periodic basis.

      Pursuant to this statement, the Company elected early adoption effective July 1, 2001. Accordingly, the Company stopped amortizing goodwill and acquired assembled workforce, now classified jointly as goodwill, associated with past acquisitions. The Company assessed these assets for impairment as of January 1, 2002 and believes that these assets are not impaired.

      Intangible assets subject to amortization consist of the following at June 30, 2001 and 2002 (in thousands):

		June 30, 2001		June 30, 2002

		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
Asset Class	Useful Life	Amount	Amortization	Amount	Amortization

Acquired technology	3-5 years	$27,714	$8,542	$53,469	$13,683
Uncompleted contracts	4 years	936	936	1,936	957
Trade name	10 years	766	425	766	498
Other	3-12 years	166	67	166	94

		$29,582	$9,970	$56,337	$15,232

      Aggregate amortization expense for intangible assets subject to amortization was $1.4 million, $3.5 million and $5.3 million for the years ended June 30, 2000, 2001 and 2002, respectively, and is expected to be $9.8 million, $9.1 million, $9.0 million, $8.2 million and $4.8 million in each of the next five fiscal years, respectively.

      The changes in the carrying amount of the goodwill by reporting unit for the year ended June 30, 2002 were as follows (in thousands):

	Reporting Unit

			Maintenance
		Consulting	and
Asset Class	License	Services	Training	Total

Carrying amount as of June 30, 2001	$21,078	$944	$2,330	$24,352
Goodwill acquired during fiscal 2002	46,590	4,341	8,692	59,623
Effect of exchange rates used for translation	245	11	27	283

Carrying amount as of June 30, 2002	$67,913	$5,296	$11,049	$84,258

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The proforma effect on prior year earnings of excluding goodwill and acquired assembled workforce amortization expense, net of tax, is as follows:

	2000	2001	2002

Reported net income (loss) attributable to common shareholders	$5,428	$(20,375)	$(83,466)
Add back: Goodwill and acquired assembled workforce amortization	727	1,840	—

Adjusted net income (loss)	$6,155	$(18,535)	$(83,466)

Basic income per common share
Reported net income (loss)	$0.19	$(0.68)	$(2.58)
Goodwill and acquired assembled workforce amortization	0.03	0.06	—

Adjusted net income (loss)	$0.22	$(0.62)	$(2.58)

Income per common share assuming full dilution
Reported net income (loss)	$0.18	$(0.68)	$(2.58)
Goodwill and acquired assembled workforce amortization	0.02	0.06	—

Adjusted net income (loss)	$0.20	$(0.62)	$(2.58)

      The Company evaluates it long-lived assets, which include property and leasehold improvements and intangible assets for impairment as events and circumstances indicate that the carrying amount may not be recoverable and at a minimum at each balance sheet date. The Company evaluates the realizability of its long-lived assets based on profitability and undiscounted cash flow expectations for the related asset or subsidiary. See Note 3 for discussion regarding restructuring and other charges.

(o) Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is disclosed in the accompanying consolidated statements of stockholders’ equity. The components of accumulated other comprehensive income (loss) as of June 30, 2001 and 2002 are as follows (in thousands):

	2001	2002

Unrealized gain (loss) on investments, net of taxes	$324	$127
Cumulative translation adjustment	(5,075)	(2,809)

Total accumulated other comprehensive income (loss)	$(4,751)	$(2,682)

(p) Recently Issued Accounting Pronouncements

      In November 2001, the Emerging Issues Task Force (EITF) released Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. This requires that reimbursement received for out-of-pocket expenses be recorded as revenue and not as a reduction of expenses. This is mandatory for periods beginning after December 15, 2001; thus the Company adopted the pronouncement during quarter ended March 31, 2002. Reimbursable out-of-pocket expenses totaling $16.3 million and $18.8 million in the years ended June 30, 2001 and 2002, respectively, have been reclassified as service and other revenue and cost of service and other. Because it is impracticable to do so, reimbursable out-of-pocket expenses have not been reclassified for the year ended June 30, 2000.

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishments of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company is currently evaluating the effect that the adoption of SFAS No. 146 will have on its consolidated financial position and results of operations.

(3) Restructuring and Other Charges

(a) Q4 FY02

      In the third quarter of fiscal 2002, revenues were lower than our expectations as customers delayed spending due to the general weakness in the economy. Like many other software companies, we reduced our revenue expectations for the fourth quarter and for the fiscal year 2003. Based upon the impact of these reduced revenue expectations, management evaluated our current business and made significant changes, resulting in a restructuring plan for our operations. This restructuring plan included a reduction in headcount,

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tighter cost controls, the close-down and consolidation of facilities, and the write-off of certain assets, and is broken-down as follows (in thousands):

		Employee
	Closedown/	Severance,
	Consolidation	Benefits, and	Write-off
	of Facilities	Related Costs	of Assets	Total

Restructuring charge	$4,901	$8,285	$1,169	$14,355
Write-off of asset	—	—	(1,169)	(1,169)
Fiscal 2002 payments	—	(1,849)	—	(1,849)

Accrued expenses, June 30, 2002	$4,901	$6,436	$—	$11,337

      The Company expects that the remaining obligations will be paid-out by December 2010.

      Close-down/consolidation of facilities: Approximately $4.9 million of the restructuring charge relates to the termination of facility leases and other lease-related costs. The facility leases had remaining terms ranging from several months to nine years. The amount accrued is an estimate of the actual costs to buy-out leases or to sublease the underlying properties.

      Employee severance, benefits and related costs: Approximately $8.3 million of the restructuring charge relates to the reduction in headcount. Approximately 200 employees, or 10% of the workforce, were eliminated under the changes to the business plan implemented by management. Business units impacted included sales and marketing, services, research and development, and general and administrative, across all geographic areas.

      Write-off of assets: Approximately $1.2 million of the restructuring charge relates to the write-off of prepaid royalties related to third-party software products that the Company will no longer support and sell.

(b) Q1 FY02

      During August 2001, in light of further economic uncertainties, Company management made a decision to further reduce spending. This reduction primarily consisted of a reduction in worldwide headcount of approximately 100 employees, or 5% of the workforce, effecting such areas as sales and marketing, services, research and development and general and administrative. As a result of these measures, the Company recorded a restructuring charge of $2.6 million in the quarter ending September 30, 2001, as follows (in thousands):

	Employee
	Severance,
	Benefits, and
	Related Costs	Other	Total

Restructuring charge	$2,466	$176	$2,642
Fiscal 2002 payments	(2,457)	(157)	(2,614)
Adjustment	135	—	135

Accrued expenses, June 30, 2002	$144	$19	$163

      The Company expects that the remaining obligations will be paid-out by September 2002.

      The adjustment relates to the final settlement of employee severance obligations in excess of the original estimate.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Q4 FY01

      In the third quarter of fiscal 2001 the revenues realized by the Company were reduced from the Company’s expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. Like many other software companies, the Company reduced its revenue expectations for the fourth quarter and for the fiscal year 2002 until revenue visibility and predictability improved. Based on these reduced revenue expectations Company management evaluated the business plan and made significant changes, resulting in a restructuring plan for the Company’s operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of the Company’s e-business focus to emphasize its marketplace solutions, and resulted in a pre-tax restructuring charge totaling $7.0 million. The restructuring charge is broken down as follows (in thousands):

		Employee
	Closedown/	Severance,
	Consolidation	Benefits, and	Write-off
	of Facilities	Related Costs	of Assets	Total

Restructuring charge	$2,774	$3,148	$1,047	$6,969
Write-off of asset	—	—	(1,047)	(1,047)
Fiscal 2001 payments	(114)	(1,878)	—	(1,992)

Accrued expenses, June 30, 2001	2,660	1,270	—	3,930
Adjustments — revised assumptions	(800)	—	—	(800)
Fiscal 2002 payments	(723)	(1,217)	—	(1,940)

Accrued expenses, June 30, 2002	$1,137	$53	$—	$1,190

      The Company expects that the remaining obligations will be paid-out by March 2008.

      Close-down/consolidation of facilities: Approximately $2.8 million of the restructuring charge relates to the termination of facility leases and other lease-related costs. The facility leases had remaining terms ranging from one month to six years. The amount accrued reflects the Company’s best estimate of the actual costs to buy out the leases in certain cases of the net cost to sublease the properties in other cases. Included in this amount is the write-off of certain assets, primarily leasehold improvements. The adjustments to the accrual that occurred in fiscal 2002 relate to revisions made to sub-lease assumptions.

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

(d) Q4 FY99

      In the fourth quarter of fiscal 1999, the Company experienced a significant slow down in certain of its businesses due to difficulties that customers in its core vertical markets of refining, chemicals and petrochemicals were experiencing. These markets were experiencing a significant decrease in pricing for their products, which significantly reduced their revenues and related cash inflows. In turn, these companies began to reduce their capital spending and lengthened the evaluation and decision-making cycle for purchases. The impact of this on the Company was dramatic, lowering license revenues from expected levels by a significant amount. Based on these reduced revenues, Company management made significant changes to the business

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan, resulting in a restructuring plan. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. The restructuring and other charges are broken down as follows (in thousands):

		Employee
	Closedown/	Severance,
	Consolidation	Benefits, and	Write-off
	of Facilities	Related Costs	of Assets	Other	Total

Restructuring and other charges	$10,224	$4,324	$3,060	$259	$17,867
Write-off of assets, and other	(5,440)	—	(3,060)	(101)	(8,601)
Fiscal 1999 payments	(24)	(2,386)	—	(57)	(2,467)

Accrued expenses, June 30, 1999	4,760	1,938	—	101	6,799
Fiscal 2000 payments	(1,408)	(1,462)	—	(97)	(2,967)

Accrued expenses, June 30, 2000	3,352	476	—	4	3,832
Fiscal 2001 payments	(1,484)	(126)	—	—	(1,610)

Accrued expenses, June 30, 2001	1,868	350	—	4	2,222
Adjustment — revised assumptions	(250)	—	—	—	(250)
Fiscal 2002 payments	(1,243)	(350)	—	(4)	(1,597)

Accrued expenses, June 30, 2002	$375	$—	$—	$—	$375

      The Company expects that the remaining obligations will be paid-out by December 2004.

      Close-down/consolidation of facilities: Approximately $10.2 million of the restructuring charge relates to the termination of facility leases and other lease-related costs. The facility leases had remaining terms ranging from one month to six years. The amount accrued reflects the Company’s best estimate of actual costs to buy out the leases in certain cases or the net cost to sublease the properties in other cases. Included in this amount is the write-off of certain assets, primarily building and leasehold improvements and adjustments to certain obligations that relate to the closing of facilities. The adjustment of the accrual during fiscal 202 is due to a revision in some of the original sublease assumptions.

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

(4) Acquisitions

      (a) Acquisitions During Fiscal Year 2002

      On May 31, 2002, the Company acquired Hyprotech Ltd. and related subsidiaries of AEA Technology plc (collectively, Hyprotech), a market leader in providing software and service solutions designed to improve profitability and operating performance for process industry clients by simulating plant design and operations. The Company acquired 100% of the outstanding capital of Hyprotech for a purchase price of approximately $106.1 million, consisting of $96.6 million in cash, $1.1 million in accrued exit costs, and $8.4 million in transaction costs. This acquisition was accounted for as a purchase, and accordingly, the results

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of operations from the date of acquisition are included in the Company’s consolidated statements of operations commencing as of the acquisition date.

      The purchase price was allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

Description	Amount	Life

Purchased in-process research and development	$14,900	—
Goodwill	57,512	—
Acquired technology	23,800	5 years
Customer contracts	1,000	4 years

	97,212
Net book value of tangible assets acquired, less liabilities assumed	16,284

	113,496
Less — Deferred taxes	7,440

Total purchase price	$106,056

      The following table represents selected unaudited pro forma combined financial information for the Company and Hyprotech, assuming the companies had combined at the beginning of fiscal 2001 (in thousands, except per share data):

	Years Ended June 30,

	2001	2002(1)

Pro forma revenue	$375,701	$366,426
Pro forma net income (loss)	(21,327)	(69,811)
Pro forma net income (loss) applicable to common shareholders	(21,327)	(76,112)
Pro forma earnings (loss) per share applicable to common shareholders	$(0.63)	$(2.12)

Pro forma weighted average common shares outstanding	34,108	35,912

(1)	Does not reflect the charge for in-process research and development

      Pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the acquisition been made at the beginning of fiscal 2001 or of future results.

      On April 30, 2002, the Company acquired 100% of Richardson Engineering Services, Inc. (Richardson) and Skelton & Plummer Project Engineering, PTY Limited (S&P). Richardson is a provider of construction cost estimation software and data, while the group of employees acquired from S&P will expand the scope of sales and service in sub-Saharan Africa.

      These acquisitions were accounted for as purchase transactions, and accordingly, the results of operations from the dates of acquisition are included in the Company’s consolidated condensed statements of operations commencing as of the acquisition dates. Total purchase price for these acquisitions was approximately $3.2 million, consisting of $3.1 million in cash and $0.1 million in acquisition-related costs.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase prices were allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

Description	Amount	Life

Goodwill	$2,112	—
Acquired technology	1,510	5 years

	3,621
Net book value of tangible assets acquired, less liabilities assumed	(445)

Total purchase price	$3,176

      Pro forma information related to these acquisitions is not presented, as the effect of these acquisitions was not material.

      (b) Acquisitions During Fiscal Year 2001

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

      The purchase price was allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

Description	Amount	Life

Purchased in-process research and development	$5,000	—
Goodwill	7,011	6 years
Acquired technology	7,000	6 years
Other intangibles	300	2 years

	19,311
Net book value of tangible assets acquired, less liabilities assumed	8,340

	27,651
Less — Deferred taxes	2,701

Total purchase price	$24,950

      In the second quarter of fiscal 2001, the Company acquired the outstanding stock of Broner Systems (Broner) and certain assets of an internet-based trading company. These acquisitions were accounted for as purchase transactions, and accordingly, the results of operations from the dates of acquisition are included in the Company’s consolidated condensed statements of operations commencing as of the acquisition dates. Total purchase price for these acquisitions were approximately $10.9 million, consisting of $9.5 million in cash, $0.9 million in shares of the Company stock, and $0.5 million in acquisition-related costs. Broner specializes in advanced planning and scheduling software specifically designed for the metals industry.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase prices were allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

Description	Amount	Life

Purchased in-process research and development	$2,615	—
Acquired technology	4,400	3-5 years
Goodwill	2,631	5-7 years
Other intangibles	780	3 years

	10,426
Net book value of tangible assets acquired, less liabilities assumed	1,904

	12,330
Less — Deferred taxes	1,434

Total purchase price	$10,896

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

      The purchase prices were allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

Description	Amount	Life

Purchased in-process research and development	$2,300	—
Goodwill	9,856	5 years
Acquired technology	7,900	3-5 years
Other intangibles	500	3 years

	20,556
Net book value of tangible assets acquired, less liabilities assumed	(273)

Total purchase price	$20,283

      Pro forma information related to these acquisitions is not presented, as the effect of these acquisitions was not material.

     (c) Acquisitions During Fiscal Year 2000

      On June 1, 2000, the Company acquired Petrolsoft Corporation and subsidiary (Petrolsoft), a supplier of web-enabled supply chain software for the downstream petroleum industry. The Company exchanged 2,641,101 shares of its common stock for all of the outstanding shares of Petrolsoft. The Company placed 132,054 of these shares into escrow as security for indemnification obligations of Petrolsoft relating to representation, warranties and other matters, as defined. This merger was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements of the Company for fiscal 2000 had been restated to give retroactive effect to the combination of Petrolsoft. The Company incurred approximately $1.5 million

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of expenses related to this acquisition, which were charged to operations in the year ended June 30, 2000. Prior to the acquisition, Petrolsoft was an S-Corporation and subject only to certain state franchise taxes. As such, the consolidated financial statements reflect the historical Petrolsoft dividends that were distributed to the S-Corporation shareholders in accordance with Petrolsoft’s historical policy in order to meet the shareholders’ personal income tax obligations.

      The following information details the results of operations of the Company and Petrolsoft for the year ended June 30, 2000 (in thousands, except for per share data):

Revenue
The Company	$263,460
Petrolsoft	4,633

Combined	$268,093

Net income (loss)
The Company	$5,591
Petrolsoft	(163)

Combined	$5,428

Net income (loss) per share
Diluted
The Company	$0.20

Petrolsoft	$(0.06)

Combined	$0.18

Net income (loss) per share
Basic
The Company	$0.22

Petrolsoft	$(0.06)

Combined	$0.19

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to this acquisition is not presented as it is not material. The purchase price was allocated to the fair market value of assets acquired and liabilities assumed as follows (in thousands):

Description	Amount	Life

Acquired technology	$1,230	3 years
Goodwill	946	5 years

	2,176
Net book value of tangible assets acquired, less liabilities assumed	184

	2,360
Less — Deferred taxes	275

Total purchase price	$2,085

     (d) Purchase Price Allocation

      Allocation of the purchase prices for all acquisitions were based on estimates of the fair value of the net assets acquired. The fair market value of significant intangible assets acquired was based on independent appraisals. In making each of these purchase price allocations, the Company considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items and an assessment of overall contributions, as well as project risks. The values assigned to purchased in-process technology were determined by estimating the costs to develop the acquired technologies into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present values. The revenue projections used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from the projects are based on estimates of cost of sales, operating expenses, and income taxes from the projects. The rates utilized to discount the net cash flows to their present value were based on estimated costs of capital calculations. Due to the nature of the forecasts and the risks associated with the projected growth and profitability of the developmental projects, discount rates of 20 to 40 percent were considered appropriate for the in-process research and development. Risks related to the completion of technology under development include the inherent difficulties and uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

(5) Line of Credit

      The Company maintains a $30.0 million secured bank line of credit, expiring December 31, 2002, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank’s prime rate (4.75% at June 30, 2002) or, at the Company’s option, a rate equal to a defined LIBOR (2.28% at June 30, 2002) plus a specified margin. Any borrowings under the line of credit must be secured by a pledge of short-term investments or cash. The line of credit agreement requires us to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net worth and of the ratio of cash and cash equivalents, accounts receivable and current portion of our long term installments receivable to current liabilities. As of June 30, 2002, the Company was not in compliance with certain of the above mentioned covenants. Subsequently, the Company received a waiver for such non-compliance, covering the period from June 30, 2002 to December 31, 2002. At June 30, 2002, there were no outstanding borrowings under the line of credit.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Long-Term Obligations

      Long-term obligations consist of the following at June 30, 2001 and 2002 (in thousands):

	2001	2002

Capital lease obligations related to the purchase of property and equipment due in various monthly installments of principal plus interest at interest rates ranging from 6.0% to 10.3% per year, maturing through February 2005	$—	$7,594
Mortgage payable of a UK subsidiary due in annual installments of approximately $91 plus interest at 6% per year	885	866
Note payable of a Belgian subsidiary with annual installments of approximately $126 through June 2012, plus interest ranging from 8.5% to 10%, payable in June 2010, 2011, and 2012	989	1,030
Note payable of a UK subsidiary due in monthly installments of approximately $50 plus interest at 9% per year	—	992
Mortgages payable of a U.S. subsidiary due in aggregate monthly installments of $3 plus interest of 5.3% and 9.5% per year	—	366
Note payable to the former Richardson owners, due in fiscal 2003, interest payable at an annual rate of 12%	—	188
Convertible Debenture of a Belgian subsidiary due in fiscal 2003, interest payable at an annual rate of 6%. This note is convertible into approximately 7,500 shares of the Company’s common stock at the option of the holder	189	74
Credit arrangement of a Belgian subsidiary with a bank	211	—
Promissory note due to former Icarus shareholder in August 2001, interest payable at an annual rate equal to prime rate	2,095	—
Other obligations	69	109

	4,438	11,219
Less — Current portion	2,539	5,334

	$1,899	$5,885

      Maturities of these long-term obligations are as follows (in thousands):

Years Ending June 30,	Amount

2003	$5,334
2004	4,016
2005	689
2006	312
2007	300
Thereafter	568

$11,219

      The mortgage payable of the UK subsidiary and the capital lease obligations are collateralized by the property and equipment to which they relate.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) 5 1/4% Convertible Subordinated Debentures

      In June 1998, the Company sold $86.3 million of 5 1/4% Convertible subordinated debentures (the Debentures) to qualified institutional buyers which mature on June 15, 2005. The Company has determined the fair value of the debentures based on the current trading prices to be $68.1 million at June 30, 2002. The Debentures are convertible into shares of the Company’s common stock at any time prior to June 15, 2005, unless previously redeemed or repurchased, at a conversion price of $52.97 per share, subject to adjustment in certain events. Interest on the Debentures is payable on June 15 and December 15 of each year. The Debentures are redeemable in whole or part at the option of the Company at any time on or after June 15, 2001 at the following redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption:

12 Months	Redemption
Beginning June 15 of	Price

2001	103.00%
2002	102.25%
2003	101.50%
2004	100.75%

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

(8) Strategic alliance

      On February 8, 2002 the Company entered into a strategic alliance with Accenture, focused on creating solutions for manufacturing and supply chain execution by chemical and petroleum manufacturers. The Company will work with Accenture to jointly market and promote the developed solutions in the chemicals and petroleum markets and Accenture will become a strategic implementation partner for these solutions. The Company purchased a nonexclusive perpetual license to certain intellectual property owned by Accenture and will purchase certain professional development services relating to the existing intellectual property, over the term of the agreement. The Company will pay $29.6 million for the intellectual property and up to $7.4 million for the services. Under the original terms of the agreement, these obligations were to be settled with the Company’s stock, based upon the 10-day average price of the stock as follow: $18.5 million on June 9, 2002, $11.1 million on August 30, 2002 and $7.4 million on July 1, 2003. In addition, in consideration for the development work, beginning July 1, 2002, the Company will pay Accenture a royalty on sales of the software relating to the alliance arrangement over a four-year period.

      The Company recorded a $29.6 million obligation subject to common stock settlement and a corresponding intellectual property asset in the accompanying June 30, 2002 consolidated balance sheet. This asset is being amortized over its estimated life of five years. During fiscal 2002, the Company recorded $2.0 million of amortization, of which $1.0 was charged to research and development costs and $1.0 million was capitalized as computer software development costs.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additionally, based on the Accenture services provided during fiscal 2002, the Company recorded a $1.8 million long-term obligation, which is included in long-term debt and obligations on the accompanying March 31, 2002 consolidated condensed balance sheet. Of this amount, $0.9 million was charged to research and development costs and $0.9 million was capitalized as computer software development costs.

      In contemplation of the Company’s issuance of these shares of common stock, Accenture and the Company entered into a registration rights agreement, under which the Company agreed to register the common stock for sale by Accenture under the Securities Act of 1933 and a stockholder agreement relating to, among other things, the voting and transfer of those shares.

      On June 9, 2002, the Company issued 1,642,672 shares of common stock to Accenture, in settlement of the first payment of $18.5 million.

      Subsequent to year-end, the Company entered into agreements to amend, effective as of August 16, 2002, several of the existing terms of its strategic alliance with Accenture. Among the amended terms, it was agreed that, the Company would pay the $11.1 million of licensing fees in a series of cash installments, rather than by a single cash payment or issuance of common stock on August 30, 2002. Accordingly, $1.1 million of this amount was paid in August 2002 and the remaining $10.0 million will be paid in installments due from November 2002 through July 2003. The unpaid balance of this obligation accrues interest at the rate of 1.5% per month and is secured by a pledge of the Company’s patents and software.

(9) Preferred Stock

      The Company’s Board of Directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue, from time to time, up to an aggregate of 10,000,000 shares of preferred stock in one or more series. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences and conversion rights, as shall be determined by the Board of Directors in a resolution or resolutions providing for the issuance of such series. Any such series of preferred stock, if so determined by the Board of Directors, may have full voting rights with the common stock or limited voting rights and may be convertible into common stock or another security of the Company.

      In February and March 2002, the Company sold 40,000 shares of Series B-I convertible preferred stock (Series B-I Preferred), and 20,000 shares of Series B-II convertible preferred stock (Series B-II Preferred and collectively with Series B-I Preferred, the Series B Preferred) together with (i) warrants to purchase 507,584 shares of common stock at an initial exercise price of $23.99 per share; and (ii) warrants to purchase 283,460 shares of common stock at an initial exercise price of $20.64 per share, to three institutional investors for an aggregate purchase price of $60.0 million. The Company received approximately $56.6 million in net cash proceeds after closing costs.

      Each share of Series B Preferred stock is entitled to vote on all matters in which holders of common stock are entitled to vote, receiving a number of votes equal (subject to certain limitations) to the number of shares of common stock into which it is then convertible.

      The Series B Preferred stock accrues dividends at an annual rate of 4% that are payable quarterly, commencing June 30, 2002, in either cash or common stock, at the Company’s option (subject to the satisfaction of specified conditions). During the year ended June  30, 2002, the Company accrued $0.9 million associated with this dividend obligation, which was recorded in additional paid-in capital on the accompanying consolidated balance sheet. On July 1, 2002, the Company issued 116,452 shares of common stock in settlement of its dividend obligations through June 30, 2002.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Each share of Series B-I Preferred stock and Series B-II Preferred stock is convertible into a number of shares of common stock equal to its stated value (initially $1,000 per share) divided by a conversion price of $19.97 and $17.66, respectively. As a result, the shares of Series B-I Preferred and Series B-II Preferred stock initially are convertible into approximately 2,002,974 and 1,132,503 shares of common stock, respectively. If the Company issues additional shares of common stock, or instruments convertible or exchangeable for common stock, at an effective net price less than the lesser of (a) $17.75, with respect to the Series B-I Preferred stock, or $15.69 with respect to the Series B-II Preferred stock, and (b) the then-applicable conversion price, the conversion price for the Series B-I Preferred and Series B-II Preferred stock will be reduced to equal that effective net price. These adjustments do not apply to the issuance of common stock or such instruments in specified firm commitment underwritten public offerings, strategic arrangements, mergers or acquisitions, and grants and purchases of securities pursuant to equity incentive plans. Such rights to adjustment were waived with respect to the sale of Common Stock as discussed in Note 10(a). In addition, the conversion prices of the Series B Preferred stock are subject to equitable adjustment in the event of stock splits, stock dividends, distributions, subdivisions or combinations affecting common stock.

      The Company may require holders to convert their shares of Series B Preferred stock into common stock if the closing price of the common stock has exceeded 135% of the conversion price for 20 consecutive trading days at any time after the effective date of a registration statement covering the common stock issuable upon conversion.

      The Series B Preferred stock is subject to mandatory redemption on February 7, 2009. Beginning on August 7, 2003 and August 28, 2003, holders of Series B-I Preferred stock and Series B-II Preferred stock, respectively, may require that the Company redeem up to a total of 20,000 shares of Series B-1 Preferred stock and 10,000 shares of Series B-II Preferred stock if the average closing price of the common stock for the 20 consecutive trading days immediately preceding August 7, 2003 or August 28, 2003 or any date thereafter is below the then-applicable conversion price. Beginning on February 8, 2004 and February 28, 2004, holders of Series B-I Preferred stock and Series B-II Preferred stock, respectively, may require that the Company redeem any or all of their remaining shares of Series B Preferred stock. Any such redemption may be made in cash or stock, at the Company’s option (subject to the satisfaction of specified conditions set forth in the Company’s charter), at a price equal to the stated value, initially $1,000 per share, plus accrued but unpaid dividends.

      In the event of a specified change of control, a holder either may require that the Company redeem shares of Series B Preferred stock at a price equal to 115% of the stated value, plus accrued but unpaid dividends, or may elect to convert shares of Series B Preferred stock into the consideration that the holder would have received had the holder converted the shares of Series B Preferred stock into common stock immediately before the change of control event. If the holder elects to have its Series B Preferred stock redeemed, the Company may either pay the redemption price in cash or elect to have the successor entity issue to the holder a new series of preferred stock with a stated value equal to the redemption price and containing terms substantially equivalent to the terms of the Series B Preferred stock.

      The Company allocated the net consideration received from the sale of the Series B Preferred stock between the Series B Preferred stock and the warrants on the basis of the relative fair values at the date of issuance, allocating $8.0 million to the warrants. The warrants are exercisable at any time prior to the fifth anniversary of their issue date. The fair value of the common shares into which the Series B Preferred Stock is convertible on the date of issuance exceeded the proceeds allocated to the Series B Preferred Stock by $3.2 million, resulting in a beneficial conversion feature that was recognized as an increase in additional paid-in-capital and as a discount to the Series B Preferred Stock. This additional discount was immediately accreted through a charge to accumulated deficit. The remaining discount on the Series B Preferred stock is being accreted to its redemption value over the earliest period of redemption. For fiscal 2002, the Company accreted $2.2 million of Series B Preferred stock discount.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Common Stock

     (a) Common stock financing

      In May 2002, the Company issued and sold 4,166,665 shares of common stock together with warrants to purchase common stock to a group of institutional investors and two individuals, for an aggregate purchase price of $50 million. The net proceeds from this transaction were $48.0 million. The Company issued warrants with five-year lives to purchase up to 750,000 additional shares of common stock at a price of $15.00 per share and also issued a second class of warrants that entitled the investors to purchase, on or prior to July 28, 2002, up to 2,083,333 shares of common stock at a price of $13.20, together with five year warrants to purchase an additional 375,000 shares of common stock at a price of $15.60. The second class of warrants expired unexercised.

     (b) Warrants

      In connection with the August 1997 acquisition of NeuralWare, Inc., the Company converted warrants to purchase NeuralWare common stock into warrants to purchase 10,980 and 6,618 shares of the Company’s common stock, respectively. Warrants to purchase 1,259 shares have expired through June 30, 2002. All remaining warrants are currently exercisable with exercise prices that range between $61.73 and $135.80 per share.

      In connection with the February and March 2002 sales of Series B convertible preferred stock, the Company issued warrants to purchase 791,044 shares of common stock, as noted above in Note 9. As of June 30, 2002, none of these warrants had been exercised.

      In connection with the May 2002 sale of common stock to private investors, the Company issued warrants to purchase up to 3,208,333 shares of common stock, as noted above in Note 10(a). As of June 30, 2002, none of these warrants had been exercised, and subsequent to June 30, 2002 the second class of warrants to purchase up to 2,458,333 shares of common stock expired unexercised.

     (c) Stock Options

      In November 1995, the Board of Directors approved the establishment of the 1995 Stock Option Plan (the 1995 Plan) and the 1995 Directors Stock Option Plan (the 1995 Directors Plan), which provided for the issuance of incentive stock options and nonqualified options. Under these plans, the Board of Directors may grant stock options to purchase up to an aggregate of 3,827,687 (as adjusted) shares of common stock. Shares available for grant under these plans were increased on July 1, 1996 and 1997 by an amount equal to 5% of the outstanding shares as of the preceding June 30. In December 1997, the shareholders approved an amendment to the 1995 Plan. The amendment provides for three annual increases in the number of shares for which options may be granted, beginning July 1, 1998 by an amount equal to 5% of the outstanding shares on the preceding June 30. On July 1, 1999 and 2000, the number of shares available under the 1995 Plan were increased by 1,247,711 shares and 1,442,398 shares, respectively. On December 7, 1999, the number of shares available under the 1995 Directors Plan were increased by 200,000. In December 1996, the shareholders of the Company approved the establishment of the 1996 Special Stock Option Plan (the 1996 Plan). This plan provides for the issuance of incentive stock options and nonqualified options to purchase up to 500,000 shares of common stock. The exercise price of options are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Stock options become exercisable over varying periods and expire no later than 10 years from the date of grant. As of June 30, 2002, there were 274,973, 58,135 and 12,827 shares of common stock available for grant under the 1995 Plan, the 1995 Directors Plan and the 1996 Plan, respectively.

      In connection with the acquisition of Petrolsoft during fiscal 2000, the Company assumed the Petrolsoft option plan (the Petrolsoft Plan). Under the Petrolsoft Plan, the Board of Directors of Petrolsoft was entitled

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to grant either incentive or nonqualified stock options for a maximum of 264,110 shares of common stock to eligible employees, as defined. No future grants are available under the Petrolsoft Plan.

      In December 2000, the shareholders approved the establishment of the 2001 Stock Option Plan (the 2001 Plan), which provides for the issuance of incentive stock options and nonqualified options. Under the 2001 Plan the Board of Directors may grant stock options to purchase up to an aggregate of 4,000,000 shares of common stock. At July 1, 2002 and July 1, 2003, the 2001 Plan will be expanded to cover an additional 5% of the outstanding shares on the preceding June 30, rounded down to the neared number divisible by 10,000. In no event, however, may the number of shares subject to incentive options under the 2001 Option Plan exceed 8,000,000 unless the 2001 Plan is amended, and approved, by the shareholders. As of June 30, 2002, there were 3,407,707 shares of common stock available for grant under the 2001 Plan. The following is a summary of stock option activity under the 1995 Plan, the 1995 Directors Plan, the 1996 Plan, the Petrolsoft Plan (as converted into options to purchase the Company’s stock) and the 2001 Plan in fiscal 2000, 2001 and 2002:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, July 1, 1999	5,356,089	$14.11
Options granted	2,142,942	12.58
Options exercised	(868,412)	9.05
Options terminated	(309,811)	12.68

Outstanding, June 30, 2000	6,320,808	14.32
Options granted	1,649,666	17.97
Options exercised	(978,751)	12.11
Options terminated	(181,086)	15.42

Outstanding, June 30, 2001	6,810,637	15.37
Options granted	707,210	13.29
Options exercised	(185,625)	8.73
Options terminated	(340,977)	16.36

Outstanding, June 30, 2002	6,991,245	$15.29

Exercisable, June 30, 2002	4,576,844	$15.55

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize information about stock options outstanding and exercisable under the 1995 Plan, the 1995 Directors’ Plan, the 1996 Plan, the Petrolsoft Plan and the 2001 Plan at June 30, 2002:

		Weighted
	Options	Average	Weighted	Options	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of	at June 30,	Contractual	Exercise	at June 30,	Exercise
Exercise Prices	2002	Life	Price	2002	Price

$ 2.67 - $ 4.33	167,680	1.3	$3.17	167,680	$3.17
4.33 - 8.67	1,230,231	7.0	8.25	820,096	8.17
8.67 - 13.00	208,764	6.6	10.51	144,197	10.50
13.00 - 17.34	4,064,717	6.7	14.12	2,505,354	14.30
17.34 - 21.67	211,188	8.2	19.87	91,282	20.19
21.67 - 26.01	285,000	7.1	23.67	207,250	23.75
26.01 - 30.34	490,474	5.6	29.08	412,308	29.04
30.34 - 34.68	211,675	6.7	31.41	146,766	31.66
34.68 - 39.01	55,500	7.9	38.25	36,218	38.28
39.01 - 43.34	66,016	6.4	40.34	45,693	40.34

June 30, 2002	6,991,245	6.6	$15.29	4,544,779	$15.55

Exercisable, June 30, 2001				3,257,982	$15.76

Exercisable, June 30, 2000				2,840,369	$14.70

     (d) Fair Value of Stock Options

      SFAS No. 123 “Accounting for Stock-Based Compensation” requires the measurement of the fair value of stock options to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and elect the disclosure-only alternative under SFAS No. 123.

      Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company’s net income (loss) attributable to common

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholders, and net income (loss) attributable to common shareholders per share would have been as follows:

	2000	2001	2002

Net income (loss) attributable to common shareholders (in thousands) —
As reported	$5,428	$(20,375)	$(83,466)
Pro forma	(18,117)	(46,029)	(105,200)
Net income (loss) attributable to common shareholders per share —
Diluted —
As reported	$0.18	$(0.68)	$(2.58)
Pro forma	(0.59)	(1.54)	(3.26)
Basic —
As reported	$0.19	$(0.68)	$(2.58)
Pro forma	(0.64)	(1.54)	(3.26)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	2000	2001	2002

Risk free interest rates	5.73 - 6.71%	5.14 - 6.05%	3.91 - 4.39%
Expected dividend yield	None	None	None
Expected life	5 Years	5 Years	5 Years
Expected volatility	86%	101%	72%
Weighted average fair value per option	$11.05	$16.97	$8.00

     (e) Employee Stock Purchase Plans

      In October 1997, the Company’s Board of Directors approved the 1998 Employee Stock Purchase Plan, under which the Board of Directors may grant stock purchase rights for a maximum of 1,000,000 shares through September 30, 2007. In December 2000, the shareholders voted to increase the number of shares eligible under the 1998 Employee Stock Purchase Plan to 3,000,000 shares.

      Participants are granted options to purchase shares of common stock on the last business day of each semi-annual payment period for 85% of the market price of the common stock on the first or last business day of such payment period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 10% of each eligible employee’s compensation. Under the plan, the Company issued 384,864, 174,463 and 313,337 shares during fiscal 2000, 2001 and 2002, respectively. As of June 30, 2002, there were 1,862,836 shares available for future issuance under the 1998 Employee Stock Purchase Plan as amended. In addition, on July 1, 2002, the Company issued 313,055 shares under the 1998 Employee Stock Purchase Plan.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     (g) Restricted Stock

      In fiscal 2001, restricted stock covering 94,500 shares of the Company’s common stock was issued. The restricted stock is subject to vesting terms whereby the entire amount will vest upon the earlier of seven years from the date of grant or the attainment of certain performance goals, as defined.

      Consideration of $3.00 per share was received for these shares, resulting in deferred compensation of $1.5 million based on the fair market value on the date of issuance of the restricted stock. Of this deferred compensation, $0.1 million and $0.2 million was expensed in fiscal 2001 and fiscal 2002, respectively. The consideration received was in the form of secured promissory notes from the holders of the restricted stock. These notes are subject to interest at an annual rate of 5.07%, are due seven years from the date of issuance and are secured by the restricted stock. The interest under these notes is subject to full recourse against the personal assets of the holders of the restricted stock.

      In May 2002, the holders of the restricted stock were terminated from their employment with the Company. At the time of termination, the performance goals had not been attained, and none of the restricted stock had vested. In accordance with the terms of the restricted stock agreements, the Company repurchased the stock at the original purchase price of $3.00 per share. The Company recorded an entry to reverse the $1.2 million of unamortized deferred compensation and $0.3 million of the previously recognized compensation expense associated with the stock.

     (h) Subsidiary Stock Options

      In November 2001, the Board of Directors of PetroVantage, Inc. approved the establishment of the 2001 Stock Incentive Plan of PetroVantage, Inc. (the PetroVantage Plan). PetroVantage, Inc. is a wholly owned subsidiary of the Company, with 16,000,000 shares issued and outstanding as of June 30, 2001 and 2002. The PetroVantage Plan provides for the issuance of incentive stock options and nonqualified options of PetroVantage, Inc. Under the PetroVantage Plan the Board of Directors may grant stock options to purchase up to an aggregate of 4,000,000 shares of PetroVantage, Inc. common stock, representing 20% of the total potential shares outstanding. As of June 30, 2002, there were 1,603,000 shares of PetroVantage, Inc. common stock available for grant under the PetroVantage Plan. Since its inception, all options granted under the

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PetroVantage Plan were granted at fair market value on the date of grant. The following is a summary of stock option activity under the PetroVantage Plan in fiscal 2002:

		Weighted
	Number of	Average
	Shares of	Exercise
	PetroVantage	Price

Options granted	2,544,500	$0.19
Options terminated	(147,500)	0.19

Outstanding June 30, 2002	2,397,000	$0.19

Exercisable June 30, 2002	989,892	$0.19

(11) Income Taxes

      The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is measured based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates.

      Income (loss) before provision for (benefit from) income taxes consists of the following (in thousands):

	Years Ended June 30,

	2000	2001	2002

Domestic	$5,824	$(26,757)	$(56,597)
Foreign	1,928	(2,350)	(18,164)

Total	$7,752	$(29,107)	$(74,761)

      The provisions for (benefit from) income taxes shown in the accompanying consolidated statements of operations are composed of the following (in thousands):

	Years Ended June 30,

	2000	2001	2002

Federal —
Current	$223	$(3,433)	$—
Deferred	544	(5,255)	—
State —
Current	1,441	(219)	142
Deferred	(1,092)	(1,035)	—
Foreign —
Current	1,208	1,210	1,366
Deferred	—	—	896

	$2,324	$(8,732)	$2,404

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for (benefit from) income taxes differs from that based on the federal statutory rate due to the following (in thousands):

	Years Ended June 30,

	2000	2001	2002
	Provision	Benefit	Provision

Federal tax at statutory rate	$2,634	$(9,896)	$(25,419)
State income tax, net of federal tax benefit	230	(828)	94
Tax effect resulting from foreign activities	349	1,572	8,438
Tax credits generated	(1,882)	(2,871)	(3,660)
Permanent differences, net	599	630	(234)
Acquisition costs	394	239	—
Valuation allowance	—	2,422	23,185

Provision for (benefit from) income taxes	$2,324	$(8,732)	$2,404

      The components of the net deferred tax asset (liability) recognized in the accompanying consolidated balance sheets are as follows (in thousands):

	June 30,

	2001	2002

Deferred tax assets	$32,356	$37,419
Deferred tax liabilities	(13,418)	(33,917)

	$18,938	$3,502

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The approximate tax effect of each type of temporary difference and carry forward is as follows (in thousands):

	June 30,

	2001	2002

Deferred tax assets:
Revenue related	$(2,503)	$(8,106)
US Income tax credits	15,443	20,470
US operating losses carryforward	1,020	23,403
Restructuring items	5,178	6,040
Nondeductible reserves and accruals	5,490	8,429
Intangible assets	(3,647)	(4,736)
Other temporary differences	1,722	(45)

	22,703	45,455
Valuation allowance	(3,765)	(26,950)

	18,938	18,505
Deferred tax liabilities:(1)
Revenue related	—	(21,534)
Nondeductible reserves and accruals	—	(1,226)
Intangible assets	—	4,563
Other temporary differences	—	3,194

	—	(15,003)
	$18,938	$3,502

(1)	The Company recorded a $14.5 million deferred tax liability associated with the acquisition of Hyprotech.

      The tax credits and net operating loss carryforwards expire at various dates from 2003 through 2023. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of significant changes in ownership, as defined. Due to the uncertainty surrounding the realization and timing of these tax attributes, the Company has recorded a valuation allowance of approximately $3.8 million and $27.0 million as of June 30, 2001 and 2002, respectively.

(12) Operating Leases

      The Company leases its facilities and various office equipment under noncancellable operating leases with terms in excess of one year. Rent expense charged to operations was approximately $7.5 million, $10.5 million

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $12.3 million for the years ended June 30, 2000, 2001 and 2002, respectively. Future minimum lease payments under these leases as of June 30, 2002 are as follows (in thousands):

Amount

Years Ending June 30, 2003	$17,407
2004.	12,932
2005.	11,373
2006.	11,480
2007.	11,405
Thereafter	45,888

$110,485

(13) Sale of Installments Receivable

      The Company has arrangements to sell its installments receivable to two financial institutions. These arrangements provide for the sale of up to a maximum of $160.0 million, subject to approval by the institutions, to be outstanding at any one time. The Company sold, with limited recourse, certain of its installment contracts for aggregate proceeds of $55.6 million and $42.7 million during fiscal 2001 and 2002, respectively. The financial institutions have certain recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company’s contracts with the financial institutions and varies depending on whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company’s recourse obligation. Generally, no gain or loss is recognized on the sale of the receivables, due to the consistency of the discount rates used by the Company and the financial institutions.

      At June 30, 2002, the balance of the uncollected principal portion of the contracts sold was approximately $111.4 million. The Company’s potential recourse obligation related to these contracts is approximately $7.2 million as of June 30, 2002. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

(14) Commitments and Contingencies

      (a) FTC investigation

      By letter of June 7, 2002, the FTC informed the Company that it was conducting an investigation into the competitive effects of its recent acquisition of Hyprotech. Because this investigation is in its early stages, the Company cannot be certain whether the FTC might seek any relief or the nature of any such relief that might be sought. The FTC may determine to challenge the acquisition through an administrative civil complaint seeking to declare the acquisition in violation of Section 7 of the Clayton Act or Section 5 of the FTC Act. If the FTC were to prevail in that challenge, it could seek to impose a wide variety of remedies, some of which may have a material adverse effect on the Company’s ability to continue to operate under its current business plans. These potential remedies include divestiture of Hyprotech, as well as mandatory licensing of Hyprotech software products and the Company’s other engineering software products to one or more of its competitors.

      (b) Litigation

      On May 31, 2002, the Company acquired Hyprotech from AEA Technology plc. AEA Technology is engaged in arbitration proceedings in England over a contract dispute with KBC Advanced Technologies PLC, an English technology and consulting services company. The dispute remains in arbitration and concerns the characterization of certain technology for purposes of calculating royalties, plus other contractual rights with respect to Hysys.Refinery. Hysys.Refinery was retained by AEA Technology with support for Hysys.Refinery to be provided by Hyprotech pursuant to a contract with AEA Technology. On September 11, 2002 the Company and Hyprotech were sued by KBC Advanced Technologies in state district court in

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Houston, Texas on issues related to the technology subject to review in the arbitration proceeding. KBC Advanced Technologies has requested actual and exemplary damages, costs and interest. The Company believes the causes of action to be without merit and will defend the case vigorously.

      (c) Other

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

(15) Retirement and Profit Sharing Plans

      The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the Internal Revenue Code, which would otherwise be payable to the participant for any plan year. The Company may make discretionary contributions to this plan. During 1997, the plan was modified to provide, among other changes, for the Company to make matching contributions equal to 25% of pretax employee contributions up to a maximum of 6% of an employee’s salary. During the fiscal years ended June 30, 2000, 2001 and 2002, the Company made matching contributions of approximately $1.0 million, $1.3 million and $1.3 million respectively.

      Petrolsoft also maintained a defined contribution (401k) retirement plan covering all full-time employees. Under its plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the Internal Revenue Code, which would otherwise be payable to the participant for any plan year. The plan provided for Petrolsoft to make matching contributions equal to 25% of pretax employee contributions up to a maximum of 6% of an employee’s salary. During the fiscal year ended June 30, 2000, Petrolsoft made matching contributions of approximately $14,000. This plan was merged with the Company’s plan as of July 1, 2000.

      Petrolsoft also maintained a profit sharing plan for its employees whereby all eligible employees may receive a Board determined percentage of Petrolsoft’s taxable operating profits based on their employment tenure. During the fiscal year ended June 30, 2000, the total amount paid by Petrolsoft to its employees was approximately $61,000. This plan was terminated as of June 1, 2000.

      The Company does not provide postretirement benefits to any employees as defined under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

(16) Joint Ventures and Other Investments

      In May 1993, the Company entered into an Equity Joint Venture agreement with China Petrochemical Technology Company to form a limited liability company governed by the laws of the People’s Republic of China. This joint venture has the nonexclusive right to distribute the Company’s products within the People’s Republic of China. The Company invested $300,000 on August 6, 1993, which represents a 25% equity interest in the joint venture as of June 30, 2002.

      In November 1993, the Company invested approximately $100,000 in a Cyprus-based company, representing approximately a 14% equity interest. In December 1995, the Company exercised its option to increase its equity interest to 22.5%, acquiring additional shares for approximately $125,000. In August 2000, a

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

third party invested in the entity and purchased a portion of the existing shareholders’ equity interests. As a result of this transaction, the Company’s equity interest increased to 31.58% and the Company recorded a gain on the sale of a portion of its interest of $225,000.

      The Company is accounting for the above two investments using the equity method. The net investments of approximately $519,000 and $815,000 are included in other assets in the accompanying consolidated balance sheets as of June 30, 2001 and 2002, respectively. In the accompanying consolidated statements of operations for the years ended June 30, 2000, 2001, and 2002, the Company has recognized approximately $4,000, $195,000 and $296,000 respectively, as its portion of the income from these joint ventures.

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

      During the quarter ended June 30, 2000, the Company made a $2.0 million investment in Extricity, a related party (see Note 18). This investment entitled the Company to a minority interest in Extricity and was initially accounted for using the cost method. In the fourth quarter of fiscal 2001 Extricity was purchased by Peregrine Systems (Peregrine), a publicly-traded company. In connection with this purchase, the Company’s investment was converted into 94,510 shares of Peregrine. The Company sold 85,059 of these shares in June 2001 and recorded a gain of $430,000 at that time. The remaining 9,451 shares held in Peregrine were placed in escrow as per the terms of the purchase agreement between Extricity and Peregrine.

      In November 2000, the Company invested $600,000 in a global chemical B2B e-commerce site supporting major chemical companies in Asia. This investment entitles the Company to a minority interest in the B2B company and is accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of June 30, 2002, the Company has determined that a permanent impairment has not occurred. This investment is included in other assets in the accompanying consolidated balance sheet as of June 30, 2001 and 2002.

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

      In March 2001, the Company made an initial $8.3 million investment in Optimum Logistics Ltd. (Optimum), an internet-based open logistics system for bulk materials. This investment consisted of 219,515 shares of the Company’s stock, valued at $5.7 million on the date of the transaction, plus $2.6 million in cash. Subsequently, the Company provided additional funding in fiscal 2001 and 2002 totaling $2.4 million in cash. This investment entitled the Company to a minority interest in Optimum and was accounted for using the cost method and, accordingly, was being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. In March 2002, due to Optimum’s failure to achieve a third-party financing milestone, 58,540 shares of stock, valued at $2.1 million, were released from escrow and returned to the Company. In June 2002, the Company determined that a permanent impairment in the value of the asset had incurred, and the remaining investment of $8.7 million was written-off.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In August 2001, the Company entered into a joint venture in Japan with a third party. The joint venture will operate in Japan and Korea and is designed to allow the Company to penetrate those markets more quickly than it could on its own, by using joint resources to sell licenses and to deploy those licenses using the local based services of the joint venture employees. The Company has a 50% ownership in this joint venture and has invested $868,000 as of June 30, 2002, with a commitment to invest an additional $333,000 to fund operations in the future. This investment is being accounted for using the equity method. The net investment of approximately $391,000 is included in other assets in the accompanying consolidated balance sheet as of June 30, 2002. In the accompanying consolidated statement of operations for the year ended June 30, 2002, the Company recognized approximately $477,000, as its portion of the loss from this joint venture.

(17) Accrued Expenses

      Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,

	2001	2002

Income taxes	$8,418	$4,914
Payroll and payroll-related	12,008	15,920
Royalties and outside commissions	2,382	4,034
Restructuring and other charges	6,152	13,065
Payable to financing companies	12,902	9,923
Acquisition costs	—	8,180
Amount owed to AEA Technology plc (former parent of Hyprotech)	—	3,142
Other	13,983	18,957

	$55,845	$78,135

(18) Related Party Transactions

      A director of the Company provided advisory services to the Company as a director of PetroVantage during fiscal 2002. The Company made payments of $32,000 to the director as compensation for services rendered during fiscal 2002.

      Smart Finance & Co., a company of which a former director of the Company is the President, provided advisory services to the Company in fiscal 2000 and 2001, for which payments of approximately $118,000 and $30,000, respectively, were made as compensation for services rendered.

      On September 30, 1999, the Company entered into a “Software License Distribution and Strategic Relationship” agreement with Extricity, a leading provider of business-to-business e-commerce software. The Company partnered with Extricity to deliver e-commerce solutions that will enhance integration and automate the flow of information between disparate supply chain and enterprise resource planning systems and customers, suppliers and trading partners. The President and Chief Executive Officer of Extricity is the spouse of one of the Company’s former directors. During fiscal 2000 the Company paid $1.3 million in prepaid royalty fees to Extricity; an additional $0.7 million was paid in July 2000. The remaining asset related to this prepaid royalty was written-off as part of the Q4 FY02 restructuring plan.

(19) Segment and Geographic Information

      The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and related Information,” which establishes standards for reporting information about operating segments in

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

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

      The following table presents a summary of operating segments (in thousands):

			Maintenance
		Consulting	and
	License	Services	Training	Total

Year ended June 30, 2000 —
Revenues from unaffiliated customers	$132,843	$91,133	$44,117	$268,093
Controllable expenses	46,315	69,343	10,757	126,415

Controllable margin(1)	$86,528	$21,790	$33,360	$141,678

Year ended June 30, 2001 —
Revenues from unaffiliated customers	$147,448	$122,821	$56,655	$326,924
Controllable expenses	55,059	88,860	13,438	157,357

Controllable margin(1)	$92,389	$33,961	$43,217	$169,567

Year ended June 30, 2002 —
Revenues from unaffiliated customers	$133,913	$127,719	$58,972	$320,604
Controllable expenses	60,869	90,421	11,602	162,892

Controllable margin(1)	$73,044	$37,298	$47,370	$157,712

(1)	The Controllable Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Profit Reconciliation:

	Years Ended June 30

	2000	2001	2002

	(In thousands)
Total controllable margin for reportable segments	$141,678	$169,567	$157,712
Selling and marketing	(72,258)	(96,467)	(89,953)
Research and development	(877)	(12,587)	(20,248)
General and administrative and overhead	(63,414)	(73,204)	(82,650)
Costs related to acquisitions	(1,547)	—	—
Restructuring and other charges	—	(6,969)	(16,083)
Charges for in-process research and development	—	(9,915)	(14,900)
Interest and other income and expense	4,170	5,468	284
Write-off of investments	—	(5,000)	(8,923)

Income (loss) before provision for (benefit from) income taxes	$7,752	$(29,107)	$(74,761)

Geographic Information:

      Domestic and export sales as a percentage of total revenues are as follows:

	Years Ended June 30,

	2000	2001	2002

United States	54.6%	51.2%	54.2%
Europe	27.5	27.7	28.4
Japan	4.8	5.3	5.1
Other	13.1	15.8	12.3

	100.0%	100.0%	100.0%

      During the years ended June 30, 2000, 2001 and 2002 there were no customers that individually represented greater than 10% of the Company’s total revenue.

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

	North
	America	Europe	Asia	Eliminations	Consolidated

Year ended June 30, 2000 —
Revenues	$232,616	$59,456	$16,206	$(40,185)	$268,093

Identifiable assets	$386,081	$54,982	$11,456	$(103,456)	$349,063

Year ended June 30, 2001 —
Revenues	$280,499	$72,332	$22,148	$(48,055)	$326,924

Identifiable assets	$400,794	$49,907	$16,956	$(113,691)	$353,966

Year ended June 30, 2002 —
Revenues	$272,776	$77,865	$18,504	$(48,541)	$320,604

Identifiable assets	$479,454	$97,561	$12,943	$(176,014)	$413,944

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Aspen Technology, Inc.

We have audited the consolidated financial statements of Aspen Technology, Inc. and subsidiaries as of June 30, 2002 and for the year then ended, and have issued our report thereon dated August 13, 2002. Our audit also included the information related to the year ended June 30, 2002 appearing in the financial statement schedule listed in Item 14(a)-2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 13, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Aspen Technology, Inc.’s filing on Form 10-K for the year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts

August 3, 2001

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance,	Charged to			Balance,
	Beginning of	Costs and			End of
Description	Period	Expenses	Deductions	Other(1)	Period

	(In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
June 30, 2000.	$1,288	$112	$(11)	$50	$1,439
June 30, 2001.	1,439	23	(175)	618	1,905
June 30, 2002.	1,905	1,889	(141)	2,345	5,997

(1)	Other relates primarily to amounts acquired in acquisitions.

EXHIBIT INDEX

3.1(1)	Certificate of Incorporation of Aspen Technology, Inc.
3.2(1)	By-laws of Aspen Technology, Inc.
4.1(2)	Specimen Certificate for Shares of Aspen Technology, Inc.’s common stock, $.10 par value.
4.2(1)	Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent, including related forms of the following: (a) Certificate of Designation of Series A Participating Cumulative Preferred Stock of Aspen Technology, Inc.; and (b) Right Certificate.
4.3(17)	Amendment No. 1 dated as of October 26, 2001 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4(18)	Amendment No. 2 dated as of February 6, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.
4.5(19)	Amendment No. 3 dated as of March 19, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.
4.6(20)	Amendment No. 4 dated as of May 9, 2002 to Rights Agreement dated as of March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.7(3)	Indenture dated as of June 17, 1998 between Aspen Technology, Inc. and The Chase Manhattan Bank, as trustee, with respect to up to $86,250,000 principal amount of 5 1/4% Convertible Subordinated Debentures due June 15, 2005 of Aspen Technology, Inc.
4.8(3)	Form of 5 1/4% Convertible Subordinated Debentures due June 15, 2005 of Aspen Technology, Inc. (included in Sections 2.2, 2.3 and 2.4 of the Indenture filed as Exhibit 4.1 to the Current Report on Form 8-K).
4.9(26)	Certificate of Designations of the Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock.
4.10(25)	Certificate of Designations of the Series B-I Convertible Preferred Stock and Series B-II Convertible Preferred Stock.
4.11(25)	Certificate of Designations of the Series C Preferred Stock.
4.16(24)	Form of Warrant of Aspen Technology, Inc. dated as of May 9, 2002.
4.17(24)	Form of Unit Warrant of Aspen Technology, Inc. dated as of May 9, 2002.
10.1(4)	Lease Agreement dated as of January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding Ten Canal Park, Cambridge, Massachusetts.
10.2(10)	First amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in-interest to Teachers Insurance and Annuity Association of America, regarding Ten Canal Park, Cambridge, Massachusetts.
10.3(10)	Second Amendment to Lease Agreement dated as of August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P. regarding Ten Canal Park, Cambridge, Massachusetts.
10.4(4)	System License Agreement between Aspen Technology, Inc. and the Massachusetts Institute of Technology, dated March 30, 1982, as amended.
10.5(4)†	Non-Equilibrium Distillation Model Development and License Agreement between Aspen Technology, Inc. and Koch Engineering Company, Inc., as amended.
10.6(4)†	Letter, dated October 19, 1994, from Aspen Technology, Inc. to Koch Engineering Company, Inc., pursuant to which Aspen Technology, Inc. elected to extend the term of Aspen Technology, Inc.’s license under the Non-Equilibrium Distillation Model Development and License Agreement.
10.7(4)†	Batch Distillation Computer Program Development and License Agreement between Process Simulation Associates, Inc. and Koch Engineering Company, Inc.

10.8(4)†	Agreement between Aspen Technology, Inc. and Imperial College of Science, Technology and Medicine regarding Assignment of SPEEDUP.
10.9(4)	Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.
10.10(6)	Rider No. 1, dated December 14, 1994, to Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.
10.11(27)	Rider No. 2, dated September 4, 2001, to Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.
10.11(4)†	Letter Agreement between Aspen Technology, Inc. and Sanwa Business Credit Corporation.
10.12(4)	Equity Joint Venture Contract between Aspen Technology, Inc. and China Petrochemical Technology Company.
10.13(7)	Further Amended and Restated Revolving Credit Agreement dated as of February 15, 1996 among Aspen Technology, Inc., Prosys Modeling Investment Corporation, Industrial Systems, Inc., Dynamic Matrix Control Corporation and Setpoint, Inc., as the Borrowers, the Lenders Parties thereto, and Fleet Bank of Massachusetts, N.A., as Agent and Lender, together with related forms of the following (each in the form executed by each of such Borrowers):
(e) Amended and Restated Revolving Credit Note.
(f) Patent Conditional Assignment and Security Agreement.
(g) Trademark Collateral Security Agreement.
(h) Security Agreement.
10.14(14)	Credit Agreement between Fleet National Bank and Aspen Technology, Inc. dated October 27, 2000. Letter dated September 21, 1999, from Fleet National Bank to Aspen Technology, Inc. and Deposit Pledge
10.15(10)	Agreement dated as of October 18, 1999 between Fleet National Bank and Aspen Technology, Inc. further amending the Revolving Credit Agreement.
10.16(26)	Amendment No. 3, dated as of March 19, 2002, to Credit Agreement dated as of October 27, 2002 between Aspen Technology, Inc. and Fleet National Bank.
10.16(16)	Registration Rights Agreement dated June 1, 2000 between Aspen Technology, Inc. and the former stockholders of Petrolsoft Corporation.
10.17(10)	Registration Rights Agreement dated August 29, 2000 between Aspen Technology, Inc. and the former stockholders of ICARUS Corporation and ICARUS Services Limited.
10.18(15)	Registration Rights Agreement dated June 15, 2001 between Aspen Technology, Inc. and Michael B. Feldman.
10.19(15)	Registration Rights Agreement dated June 15, 2001 between Aspen Technology, Inc. and the former stockholders of Computer Processes Unlimited, L.L.C.
10.20(25)	Registration Rights Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP.
10.20(4)	1988 Non-Qualified Stock Option Plan, as amended.
10.21	Amended and Restated Registration Rights Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein (filed as Exhibit to Current Report on Form 8-K filed by Aspen Technology, Inc. on March 19, 2002 and incorporated herein by reference).
10.21(5)	1995 Stock Option Plan.
10.22(5)	1995 Directors Stock Option Plan.
10.23(5)	1995 Employees’ Stock Purchase Plan.
10.24(9)	1998 Employees’ Stock Purchase Plan.
10.25(12)	Amendment to 1998 Employees’ Stock Purchase Plan.
10.26(8)	1996 Special Stock Option Plan.
10.27(12)	2001 Stock Option Plan.

10.28(13)	Petrolsoft Corporation Stock Option Plan.
10.29(4)	Form of Employee Confidentiality and Non-Competition Agreement.
10.30(4)	Noncompetition, Confidentiality and Proprietary Rights Agreement between Aspen Technology, Inc. and Lawrence B. Evans.
10.31(8)	Change in Control Agreement between Aspen Technology, Inc. and Lawrence B. Evans dated August 12, 1997.
10.32(8)	Change in Control Agreement between Aspen Technology, Inc. and David McQuillin dated August 12, 1997.
10.33(8)	Change in Control Agreement between Aspen Technology, Inc. and Stephen J. Doyle dated August 12, 1997.
10.35(8)	Change in Control Agreement between Aspen Technology, Inc. and Mary A. Palermo dated August 12, 1997.
10.36(11)	Change in Control Agreement between Aspen Technology, Inc and Lisa W. Zappala dated November 3, 1998.
10.37(10)	Financing Partner Agreement between Aspen Technology, Inc. and IBM Credit Corporation dated June 15, 2000.
10.39(21)	Security Agreement, effective as of August 16, 2002, between Aspen Technology, Inc. and Accenture.
10.40(22)	Securities Purchase Agreement dated as of May 9, 2002 between Aspen Technology, Inc. and the Purchasers listed therein, and related Amendment dated June 5, 2002.
10.42(23)	Share Purchase Agreement dated as of May 10, 2002 between Aspen Technology, Inc. and AEA Technology plc.
10.43(26)	Stockholder Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP.
10.44(25)	Amended and Restated Securities Purchase Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
10.46(25)	Amendment No. 4, dated as of March 19, 2002, to Credit Agreement dated as of October 27, 2000 between Aspen Technology, Inc. and Fleet National Bank.
10.47	Employment Agreement between Aspen Technology, Inc. and Mary A. Palermo dated April 1, 2002.
10.48	Employment Agreement between Aspen Technology, Inc. and Wayne Sim dated May 9, 2002.
10.49	Change in Control Agreement between Aspen Technology, Inc. and Wayne Sim dated May 9, 2002.
10.50	Severance Agreement between Aspen Technology, Inc. and David L. McQuillin dated September 30, 2202.
21.1	Subsidiaries of Aspen Technology, Inc.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in signature page to Form 10-K).

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated March 12, 1998 (filed on March 27, 1998), and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registration Statement on Form 8-A of Aspen Technology, Inc. (filed on June 12, 1998), and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated June 17, 1998 (filed on June 19, 1998), and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registration Statement on Form S-1 of Aspen Technology, Inc. (Registration No. 33-83916) (filed on September 13, 1994), and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration No. 333-11651) (filed on September 9, 1996), and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registration Statement on Form S-1 of Aspen Technology, Inc. (Registration No. 33-88734) (filed on January 29, 1995), and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended March 31, 1996, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 1997, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration No. 333-44575) (filed on January 20, 1998), and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2000, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended September 30, 1998, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Definitive Proxy Statement on Schedule 14A of Aspen Technology, Inc. filed November 13, 2000, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration No. 333-42536) (filed on July 28, 2000), and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended September 30, 2000, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registration Statement on Form S-3 of Aspen Technology, Inc. (Registration No. 333-63208) (filed on June 15, 2001), and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registration Statement on Form S-3 of Aspen Technology, Inc. (Registration No. 333-47694) (filed on October 10, 2000), and incorporated herein by reference.

(17)	Previously filed as an exhibit to Amendment No. 1 to Form 8-A of Aspen Technology, Inc. filed on November 8, 2001, and incorporated herein by reference.

(18)	Previously filed as an exhibit to Amendment No. 2 to Form 8-A of Aspen Technology, Inc. filed on February 2, 2002, and incorporated herein by reference.

(19)	Previously filed as an exhibit to Amendment No. 3 to Form 8-A of Aspen Technology, Inc. filed on March 20, 2002, and incorporated herein by reference.

(20)	Previously filed as an exhibit to Amendment No. 4 to Form 8-A of Aspen Technology, Inc. filed on May 31, 2002, and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated August 16, 2002 (filed on September 10, 2002), and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated June 5, 2002 (filed on June 6, 2002), and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated May 31, 2002 (filed on May 31, 2002), and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended March 31, 2002, and incorporated herein by reference.

(25)	Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated March 19, 2002 (filed on March 20, 2002), and incorporated herein by reference.

(26)	Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated February 6, 2002 (filed on February 12, 2002), and incorporated herein by reference.

(27)	Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2001, and incorporated herein by reference.

†	Confidential treatment requested as to certain portions.