Form 10-Q
period 2002-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2002-11-15
CIK 929940

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-24786

Aspen Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2739697 (I.R.S. Employer Identification No.)

Ten Canal Park, Cambridge, Massachusetts 02141
(Address of principal executive office and zip code)

(617) 949-1000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        As of November 8, 2002, there were 38,345,189 shares of the registrant's common stock (par value $.10 per share) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2002	June 30, 2002
	(Unaudited and in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$43,291	$33,571
Short-term investments	4,603	18,549
Accounts receivable, net	72,962	95,418
Unbilled services	29,647	30,569
Current portion of long-term installments receivable, net	41,869	40,404
Deferred tax asset	2,929	2,929
Prepaid expenses and other current assets	18,268	18,699

Total current assets	213,569	240,139

Long-term installments receivable, net	68,496	68,318

Property and leasehold improvements, at cost	136,644	133,676
Accumulated depreciation and amortization	(87,400)	(82,873)

	49,244	50,803

Computer software development costs, net	16,640	13,810
Purchased intellectual property, net	26,147	27,626
Other intangible assets, net	38,586	41,105
Goodwill, net	84,283	84,258
Deferred tax asset	15,576	15,576
Other assets	6,330	6,708

	$518,871	$548,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,983	$5,334
Amount owed to Accenture	10,150	11,100
Accounts payable and accrued expenses	78,709	94,987
Unearned revenue	18,130	20,983
Deferred revenue	39,257	38,624

Total current liabilities	151,229	171,028

Long-term debt and obligations, less current maturities	4,766	5,885

5 1/4% Convertible subordinated debentures	86,250	86,250

Obligation subject to common stock settlement	3,278	1,810

Deferred revenue, less current portion	7,332	9,548

Deferred tax liability	14,404	15,003

Other liabilities	4,450	5,031

Stockholders' equity:
Preferred stock Outstanding—60,000 shares as of September 30, 2002 and June 30, 2002	52,382	50,753
Common stock Outstanding—37,960,817 as of September 30, 2002 and 37,500,753 as of June 30, 2002	3,819	3,773
Additional paid-in capital	312,898	310,039
Accumulated deficit	(120,560)	(107,593)
Accumulated other comprehensive loss	(875)	(2,682)
Treasury stock, at cost	(502)	(502)

Total stockholders' equity	247,162	253,788

	$518,871	$548,343

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2002	2001
	(Unaudited and in thousands, except per share data)
Software licenses	$29,646	$19,231
Service and other	47,604	46,960

Total revenues	77,250	66,191

Cost of software licenses	3,335	2,444
Cost of service and other	28,008	30,142
Selling and marketing	29,154	26,624
Research and development	17,745	17,999
General and administrative	9,821	7,422
Restructuring charges	—	2,642

Total costs and expenses	88,063	87,273

Income (loss) from operations	(10,813)	(21,082)
Other income (expense), net	(501)	(184)
Interest income, net	581	753

Income (loss) before provision for (benefit from) income taxes	(10,733)	(20,513)
Provision for (benefit from) income taxes	—	(6,154)

Net income (loss)	(10,733)	(14,359)
Accretion of preferred stock discount and dividend	(2,234)	—

Net income (loss) applicable to common shareholders	$(12,967)	$(14,359)

Basic and diluted income (loss) applicable to common shareholders per share	$(0.34)	$(0.45)

Basic and diluted weighted average shares outstanding	37,994	31,760

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2002	2001
	(Unaudited and in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,733)	$(14,359)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,195	5,634
Loss on revaluation of intercompany loans denominated in foreign currencies	1,111	—
Research and development costs subject to common stock settlement	441	—
Deferred income taxes	45	(34)
Decrease in accounts receivable	22,577	15,294
Decrease (increase) in unbilled services	1,337	(2,321)
(Increase) decrease in installments receivable	(3,551)	8,532
Decrease (increase) in prepaid expenses and other current assets	501	(584)
Decrease in accounts payable and accrued expenses	(15,671)	(14,731)
Decrease in unearned revenue	(3,020)	(1,489)
Decrease in deferred revenue	(832)	(362)

Net cash provided by (used in) operating activities	1,400	(4,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(2,173)	(6,420)
Sale of investment securities	13,992	1,082
Increase in other long-term assets	382	(753)
Increase in computer software development costs	(2,498)	(1,616)
Decrease in other long-term liabilities	(387)	—

Net cash provided by (used in) investing activities	9,316	(7,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock purchase plans	2,219	2,723
Exercise of stock options	81	142
Payment of amount owed to Accenture	(1,100)	—
Payments of long-term debt and capital lease obligations	(2,247)	(2,251)

Net cash (used in) provided by financing activities	(1,047)	614

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	51	397

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,720	(11,116)
CASH AND CASH EQUIVALENTS, beginning of period	33,571	36,633

CASH AND CASH EQUIVALENTS, end of period	$43,291	$25,517

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.    Interim Condensed and Consolidated Financial Statements

        In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these unaudited interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2002, which are contained in the Annual Report on 10-K of Aspen Technology, Inc. (the Company), as previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of June 30, 2002 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

        In November 2001, the Emerging Issues Task Force (EITF) released Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred". This requires that reimbursements received for out-of-pocket expenses be recorded as revenue and not as a reduction of expenses. Reimbursable out-of-pocket expenses totaling $5.0 million and $4.9 million in the three months ended September 30, 2002 and 2001, respectively, have been classified as service and other revenue and cost of service and other.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Under this statement, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement broadens the presentation of discontinued operations to include more disposal transactions. The adoption of this statement on July 1, 2002, did not have a material effect on the Company's consolidated financial position or results of operations.

2.    Short-term Investments

        Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders' equity within accumulated other comprehensive loss. Realized investment gains and losses were not material in the three-month periods ended September 30, 2002 and 2001. Investments held as of September 30, 2002 consisted of $4.6 million in U.S. corporate bonds. The Company does not use derivative financial instruments in its investment portfolio.

        Cash equivalents totaling $10.8 million were held by the bank as compensating balances for outstanding letters of credit as of September 30, 2002.

3.    Sale of Installments Receivable

        Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rates utilized for the three-month periods ended September 30, 2002 and 2001 were 7.5% and 8.0%, respectively.

        The Company has arrangements to sell its installments receivable to two financial institutions. These arrangements provide for the sale of up to a maximum of $160.0 million, subject to the approval by the institutions, to be outstanding at any one time. The Company sold, with limited recourse, certain of its installment contracts for aggregate proceeds of approximately $8.5 million during the three months ended September 30, 2002. The financial institutions have certain recourse to the Company upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions and varies depending upon whether the customers under the installment contracts are foreign or domestic entities. Collections of these receivables reduce the Company's recourse obligations, as defined. Generally, no gain or loss is recognized on the sale of the receivables, due to the consistency of the discount rates used by the Company and the financial institutions.

        At September 30, 2002, the balance of the uncollected principal portion of all contracts sold was $111.8 million. The Company's potential recourse obligation related to these contracts is within the range of $8.3 million to $13.0 million, depending on the status of certain sold receivables, as determined pursuant to the provisions of the arrangements. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

4.    Derivative Instruments and Hedging

        The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings.

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

        At September 30, 2002, the Company had effectively hedged $9.7 million of installments receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than risk management. The gross value of the long-term installments receivable that were denominated in foreign currency was $21.9 million at September 30, 2002. The September 2002 installments receivable mature through October 2006. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

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

        The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of September 30, 2002. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated condensed financial statements. The table presents the notional amount (at contract exchange rates), the estimated fair value and the weighted average contractual foreign currency rates (in thousands, except average contract rates):

	Notional Amount	Estimated Fair value	Average Contract Rate
Japanese Yen	$3,485	$3,219	118.87
Euro	3,353	3,435	0.92
British Pound Sterling	2,407	2,538	1.48
Swiss Franc	425	461	1.60

	$9,670	$9,653

*
The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of September 30, 2002. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company's banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

5.    Net Income (Loss) Per Common Share

        Basic income (loss) per common share is calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflect the dilutive effect, if any, of potential common shares.

        The following dilutive effect of potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,
	2002	2001
Convertible debt	1,628	1,628
Convertible preferred stock	3,135	—
Obligation subject to common stock settlement	848	—
Preferred stock dividend, to be settled in common stock	95	—
Options, restricted stock and warrants	260	1,199

Total	5,966	2,827

6.    Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three months ended September 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended
	2002	2001
Net loss	$(10,733)	$(14,359)
Unrealized gain (loss) on investments	46	70
Foreign currency adjustment	1,761	1,492

Comprehensive loss	$(8,926)	$(12,797)

7.    Restructuring and Other Charges

  (a) Q2 FY03

        Subsequent to September 30, 2002, the Company initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations. The Company plans to reduce operating expenses by reducing worldwide headcount by approximately 20% or 450 employees, consolidating facilities and writing-off certain assets. This will result in a restructuring charge in the second quarter of fiscal 2003.

  (b) Q4 FY02

        In the fourth quarter of fiscal 2002, the Company initiated a plan to reduce its operating expenses and to restructure operations around its two primary product lines, engineering software and manufacturing/supply chain software. The Company reduced worldwide headcount by approximately 10% or 200 employees, closed-down and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $14.4 million. As of September 30, 2002, there was $8.9 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2002, the following activity was recorded:

	Closedown/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2002	$4,901	$6,436	$11,337
Payments	(63)	(2,348)	(2,411)

Accrued expenses, September 30, 2002	$4,838	$4,088	$8,926

        The Company expects that the remaining obligations will be paid-out by December 2010.

  (c) Q1 FY02

        During the first quarter of fiscal 2002, in light of further economic uncertainties, Company management made a decision to adjust its business plan by further reducing spending. This change in business plan consisted of a reduction in worldwide headcount of approximately 5% of the workforce and a reduction of certain future discretionary expenses. As a result of these measures, the Company recorded a restructuring charge of $2.6 million, primarily for severance, for the quarter ended September 30, 2001. As of September 30, 2002, there was $0.1 million remaining in the accrued expenses relating to the remaining severance due under the restructuring. During the three months ended September 30, 2002, the following activity was recorded:

	Employee Severance, Benefits, and Related Costs	Other	Total
Accrued expenses, June 30, 2002	$144	$19	$163
Payments	(97)	(19)	(116)

Accrued expenses, September 30, 2002	$47	$—	$47

        The Company expects that the remaining obligations will be paid-out by December 2002.

  (d) Q4 FY01

        In the third quarter of fiscal 2001, the revenues realized by the Company were below the Company's expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. At that time, the Company also reduced its revenue expectations for the fourth quarter of fiscal year 2001 and for the fiscal year 2002. Based on the reduced revenue expectations, Company management evaluated the business plan and made significant changes, resulting in a restructuring plan for the Company's operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of the Company's e-business focus to emphasize its marketplace solutions. The restructuring plan resulted in a pretax charge totaling $7.0 million. As of September 30, 2002, there was

$1.1 million remaining in accrued expenses relating to the restructuring. During the three months ended September 30, 2002, the following activity was recorded:

	Closedown/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2002	$1,137	$53	$1,190
Payments	(32)	(53)	(85)

Accrued expenses, September 30, 2002	$1,105	$—	$1,105

        The Company expects that the remaining obligations will be paid-out by March 2008.

  (e) Q4 FY99

        In the fourth quarter of fiscal 1999, the Company undertook certain actions to restructure its business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of the Company's core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. As of September 30, 2002, there was $0.3 million remaining in the accrued expenses relating to the restructuring. During the three months ended September 30, 2002, the following activity was recorded:

Closedown/ Consolidation of Facilities
Accrued expenses, June 30, 2002	$375
Payments	(101)

Accrued expenses, September 30, 2002	$274

        The Company expects that the remaining obligations will be paid-out by December 2004.

8.    Strategic Alliance

        On February 8, 2002 the Company entered into a strategic alliance with Accenture, focused on creating solutions for manufacturing and supply chain execution by chemical and petroleum manufacturers. Under the alliance, the Company will pay $29.6 million for intellectual property and up to $7.4 million for services. The $29.6 million intellectual property obligation was partially settled with the payment of $18.5 million in common stock on June 9, 2002. In August 2002, the alliance agreements were amended to provide a payment schedule for the remaining $11.1 million. Under this revised payment schedule, the Company made a cash payment of $1.1 million in August 2002 and will make the remaining payments in installments of cash, due from November 2002 through July 2003. In addition, the unpaid balance of this obligation accrues interest at a rate of 1.5% per month and is secured by a pledge of the Company's patents and software.

        Beginning July 1, 2002, the Company is obligated to pay Accenture a royalty on sales of certain software products over a four-year period. During the three months ended September 30, 2002, the Company accrued $0.3 million associated with this royalty obligation.

9.    Commitments and Contingencies

  (a) FTC investigation

        By letter of June 7, 2002, the FTC informed the Company that it was conducting an investigation into the competitive effects of its recent acquisition of Hyprotech. The deadline for responding to the FTC is December 15, 2002, although the Company understands that it will be allowed additional time so long as it is fully engaged in responding by that date. Because this investigation is in its early stages, the Company cannot be certain whether the FTC might seek any relief or the nature of any such relief that might be sought. The FTC may determine to challenge the acquisition through an administrative civil complaint seeking to declare the acquisition in violation of Section 7 of the Clayton Act or Section 5 of the FTC Act. If the FTC were to prevail in that challenge, it could seek to impose a wide variety of remedies, some of which may have a material adverse effect on the Company's ability to continue to operate under its current business plans. These potential remedies include divestiture of Hyprotech, as well as mandatory licensing of Hyprotech software products and the Company's other engineering software products to one or more of its competitors. The Company continues to cooperate fully in the investigation and currently is working to complete production of the requested information.

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

10.    Segment Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in companies' financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

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

        The accounting policies of the line of business operating segments are the same as those described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The Company does not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments. The following table presents a summary of operating segments (in thousands):

	License	Consulting Services	Maintenance and Training	Total
Three Months Ended September 30, 2002—
Revenues from unaffiliated customers	$29,646	$27,732	$19,872	$77,250
Controllable expenses	17,920	22,643	3,317	43,880

Controllable margin(1)	$11,726	$5,089	$16,555	$33,370

Three Months Ended September 30, 2001—
Revenues from unaffiliated customers	$19,231	$32,439	$14,521	$66,191
Controllable expenses	14,863	22,141	2,857	39,861

Controllable margin(1)	$4,368	$10,298	$11,664	$26,330

(1)
The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

	Three Months Ending September 30,
	2002	2001
Total controllable margin for reportable segments	$33,370	$26,330
Selling and marketing	(25,316)	(20,469)
Research and development	—	(5,039)
General and administrative and overhead	(18,867)	(19,262)
Restructuring charges	—	(2,642)
Interest and other income and expense, net	80	569

Loss before benefit from income taxes	$(10,733)	$(20,513)

        The changes in the carrying amount of goodwill by reporting unit for the three months ended September 30, 2002 were as follows (in thousands):

	Reporting Unit
	License	Consulting Services	Maintenance and Training	Total
Carrying amount as of June 30, 2002	$67,913	$5,296	$11,049	$84,258
Effect of change in rates used for translation	20	2	3	25

Carrying amount as of September 30, 2002	$67,933	$5,298	$11,052	$84,283

12.    Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company is currently evaluating the effect that the adoption of SFAS No. 146 will have on its consolidated financial position and results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2002. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK" AND ELSEWHERE IN THIS QUARTERLY REPORT.

Overview

        Since our founding in 1981, we have developed and marketed software and services to companies in the process industries. In addition to internally generated growth, we have acquired a number of businesses, including Hyprotech in the fourth quarter of fiscal 2002, ICARUS in the first quarter of fiscal 2001, Broner Systems in the second quarter of fiscal 2001, and the Houston Consulting Group and Coppermine LLC, a subsidiary of CPU that was formed to operate CPU's process applications business, in the fourth quarter of fiscal 2001.

        We acquired Hyprotech, ICARUS, Broner, the Houston Consulting Group and Coppermine in transactions accounted for as purchases. Our operating results include the operating results of these acquisitions only for periods subsequent to their respective dates of acquisition.

        We typically license our engineering solutions for terms of three to five years and license our manufacturing/supply chain solutions for terms of 99 years.

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

        We adopted EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred", in the three months ended March 31, 2002. This requires that reimbursements received for out-of-pocket expenses be recorded as revenue and not as a reduction of expenses. Reimbursable out-of-pocket expenses totaling $5.0 million in the three months ended September 30, 2002 and $4.9 million in the three months ended September 30, 2001, have been classified as service and other revenue and cost of service and other.

        Subsequent to September 30, 2002, we initiated a plan to further reduce operating expenses in response to revenue results for the three months ended September 30, 2002 that were below our internal expectations. We plan to reduce operating expenses by reducing worldwide headcount by approximately 20% or 450 employees, consolidating facilities and writing-off certain assets. This will result in a restructuring charge in the three months ending December 31, 2002.

        In the fourth quarter of fiscal 2002, we initiated a plan to reduce operating expenses and to restructure operations around our two primary product lines, engineering software and manufacturing/supply chain software. We reduced worldwide headcount by approximately 10% or 200 employees, closed-down and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $14.4 million. As of September 30, 2002, there was approximately $8.9 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2002, the following activity was recorded:

	Closedown/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2002	$4,901	$6,436	$11,337
Payments	(63)	(2,348)	(2,411)

Accrued expenses, September 30, 2002	$4,838	$4,088	$8,926

        We expect that the remaining obligations associated with this plan will be paid-out by December 2010.

        During the first quarter of fiscal 2002, in light of further economic uncertainties, our management made a decision to adjust our business plan by further reducing spending. This change in business plan consisted of a reduction in worldwide headcount of approximately 5% of the workforce and a reduction of certain future discretionary expenses. As a result of these measures, we recorded a restructuring charge of $2.6 million, primarily for severance, for the quarter ended September 30, 2001. As of September 30, 2002, there was approximately $0.1 million remaining in the accrued expenses relating to the remaining severance due under the restructuring. During the three months ended September 30, 2002, the following activity was recorded:

	Employee Severance, Benefits, and Related Costs	Other	Total
Accrued expenses, June 30, 2002	$144	$19	$163
Payments	(97)	(19)	(116)

Accrued expenses, September 30, 2002	$47	$—	$47

        We expect that the remaining obligations associated with this plan will be paid-out by December 2002.

        In the third quarter of fiscal 2001, the revenues realized were below expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. At that time, we also reduced our revenue expectations for the fourth quarter of fiscal year 2001 and for the fiscal year 2002. Based on the reduced revenue expectations, management evaluated the business plan and made significant changes, resulting in a restructuring plan for our operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of our e-business focus to emphasize our marketplace solutions. The restructuring plan resulted in a pretax charge totaling $7.0 million. As of September 30, 2002, there was approximately $1.1 million remaining in accrued expenses relating to the restructuring. During the three months ended September 30, 2002, the following activity was recorded:

	Closedown/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2002	$1,137	$53	$1,190
Payments	(32)	(53)	(85)

Accrued expenses, September 30, 2002	$1,105	$—	$1,105

        We expect that the remaining obligations associated with this plan will be paid-out by March 2008.

        In the fourth quarter of fiscal 1999, we undertook certain actions to restructure our business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of our core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. As of September 30,

2002, there was approximately $0.3 million remaining in the accrued expenses relating to the restructuring. During the three months ended September 30, 2002, the following activity was recorded:

Closedown/ Consolidation of Facilities
Accrued expenses, June 30, 2002	$375
Payments	(101)

Accrued expenses, September 30, 2002	$274

        We expect that the remaining obligations associated with this plan will be paid-out by December 2004.

Critical Accounting Estimates and Judgments

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  •
  Revenue recognition for both software licenses and fixed-fee consulting services,

  •
  Impairment of long-lived assets, goodwill and intangible assets,

  •
  Accounting for income taxes, and

  •
  Allowance for doubtful accounts.

Revenue Recognition—Software Licenses

        We recognize software license revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position, or SOP, No. 97-2, "Software Revenue Recognition", as amended by SOP No. 98-4 and SOP No. 98-9, as well as the various interpretations and clarifications of those statements. These statements require that four basic criteria must be satisfied before software license revenue can be recognized:

  •
  persuasive evidence of an arrangement between ourselves and a third party exists;

  •
  delivery of our product has occurred;

  •
  the sales price for the product is fixed or determinable; and

  •
  collection of the sales price is probable.

        Our management uses its judgment concerning the satisfaction of these criteria, particularly the criteria relating to the determination of whether the fee is fixed and determinable and the criteria relating to the collectibility of the receivables relating to such sales. Should changes and conditions cause management to determine that these criteria are not met for certain future transactions, all or substantially all of the software license revenue recognized for such transactions could be deferred.

Revenue Recognition—Consulting Services

        We recognize revenue associated with fixed-fee service contracts in accordance with AICPA SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", using the percentage-of-completion method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount of the anticipated loss is provided currently. Our management uses its judgment concerning the estimation of the total costs to complete the contract, considering a number of factors, including the experience of the personnel that are performing the services and the overall complexity of the project. Should changes and conditions cause actual results to differ significantly from management's estimates, revenue recognized in future periods could be adversely affected.

Impairment of Long-lived Assets, Goodwill and Intangible Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review the carrying value of long-lived assets periodically, based upon the expected future operating cash flows of our business. These future cash flow estimates are based on historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", we conduct at least an annual assessment of the carrying value of our goodwill assets. We are required to perform this annual assessment as of January 1, 2003, however we will start the evaluation during the three months ended December 31, 2002. If the assessment indicates that there has been an impairment of our goodwill and other intangible assets, this would result in an impairment charge during the three months ended December 31, 2002. We obtain a third-party valuation of the reporting units associated with the goodwill assets, which is based on either estimates of future income from the reporting units or estimates of the market value of the units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates. In addition, the relevancy of recent transactions used to establish market value for our reporting units is based on management's judgment.

        The timing and size of impairment charges involves the application of management's judgment and estimates and could result in the write-off of all or substantially all of our long-lived assets, intangible assets and goodwill.

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

Allowance for Doubtful Accounts

        We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts do not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be required for all or substantially all of certain receivable balances.

Results of Operations

        The following table sets forth the percentages of total revenues represented by certain consolidated condensed statement of operations data for the periods indicated:

	Three Months Ended
	September 30, 2002	September 30, 2001
Revenues:
Software licenses	38.4%	29.1%
Service and other	61.6	70.9

Total revenues	100.0	100.0

Expenses:
Cost of software licenses	4.3	3.7
Cost of service and other	36.3	45.5
Selling and marketing	37.7	40.3
Research and development	23.0	27.2
General and administrative	12.7	11.2
Restructuring charges	—	4.0

Total expenses	114.0	131.9

Income (loss) from operations	(14.0)	(31.9)
Other income (expense), net	(0.6)	(0.3)
Interest income, net	0.7	1.2

Income (loss) before provision for (benefit from) income taxes	(13.9)	(31.0)
Provision for (benefit from) income taxes	—	(9.3)

Net income (loss)	(13.9)	(21.7)
Accretion of preferred stock discount and dividend	(2.9)	—

Net income (loss) applicable to common stockholders	(16.8%)	(21.7%)

Comparison of the Three Months Ended September 30, 2002 and 2001

Total Revenues

        Revenues are derived from software licenses and maintenance and other services. Total revenues for the three months ended September 30, 2002 increased 16.7% to $77.3 million from $66.2 million in the three months ended September 30, 2001. Total revenues from customers outside the United States were $40.6 million or 52.5% of total revenues for the three months ended September 30, 2002, as compared to $33.8 million or 51.1% of total revenues for the three months ended September 30, 2001. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 2003, the overall geographical mix of revenues from customers outside the United States is expected to be relatively consistent with the prior fiscal year.

Software License Revenues

        Software license revenues represented 38.4% of total revenues for the three months ended September 30, 2002, as compared to 29.1% in the three months ended September 30, 2001. Revenues from software licenses for the three months ended September 30, 2002 increased 54.2% to $29.6 million from $19.2 million in the three months ended September 30, 2001. This increase was due to the inclusion in the three months ended September 30, 2002 of software license revenue associated with Hyprotech, which we acquired in May 2002, and the negative impact of the September 11, 2001 attacks on the closure rate of license agreements in the final weeks of the three months ended September 30, 2001.

Service and Other Revenues

        Revenues from service and other consist of consulting services, post contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended September 30, 2002 increased 1.4% to $47.6 million, from $47.0 million in the three months ended September 30, 2001. This increase reflects the inclusion in the three months ended September 30, 2002 of service and other revenue associated with Hyprotech, which acquired in May 2002, partially offset by a decline in revenues from our consulting business. The decline in consulting revenue is due to the general economic slow-down, which has influenced companies to delay initiating large, capital-intensive consulting projects.

Cost of Software Licenses

        Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to the delivery of software, including disk duplication and third party software costs, printing of manuals and packaging. Cost of software licenses for the three months ended September 30, 2002 increased 36.5% to $3.3 million from $2.4 million in the three months ended September 30, 2001. Cost of software licenses as a percentage of revenues from software licenses was 11.2% for the three months ended September 30, 2002 as compared to 12.7% for the three months ended September 30, 2001. The percentage decrease was due primarily to certain fixed costs being spread over the larger license revenue for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Cost of Service and Other

        Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for the three months ended September 30, 2002 decreased 7.1% to $28.0 million from $30.1 million in the three months ended September 30, 2001. Cost of service and other as a percentage of service and other revenues was 58.8% in the three months ended September 30, 2002 as compared to 64.2% in the three months ended September 30, 2001. This percentage decrease was a result of the increase of revenues from software maintenance as a percentage of service and other revenue, a service that provides higher margins than consulting services, in addition to improved utilization rates of billable engineers.

Selling and Marketing Expenses

        Selling and marketing expenses for the three months ended September 30, 2002 increased 9.5% to $29.2 million from $26.6 million in the three months ended September 30, 2001. As a percentage of total revenues, selling and marketing expenses were 37.7% for the three months ended September 30, 2002, as compared to 40.3% for the three months ended September 30, 2001. The dollar increase was attributable to an increase in sales commissions in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, in addition to the inclusion in the three months ended September 30, 2002 of costs associated with Hyprotech, both offset by the effect of reductions in headcount from the September 2001 and May 2002 restructuring plans.

Research and Development Expenses

        Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct our product development efforts. Capitalized research and development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses during the three months ended September 30, 2002 decreased 1.4% to $17.7 million from $18.0 million in the three months ended September 30, 2001. As a percentage of revenues, research and development costs were 23.0% for the three months ended September 30, 2002, as compared to 27.2% for the three months ended September 30, 2001. The decrease in costs was attributable to the effect of reductions in headcount from the September 2001 and May 2002 restructuring plans, partially offset by the inclusion in the three months ended September 30, 2002 of costs associated with Hyprotech. We capitalized 19.4% of our total research and development costs during the three months ended September 30, 2002. Of this amount, 8.0% related to development costs incurred by Accenture and the amortization of the purchased intellectual property. The remaining 11.4% related to our internal development costs, as compared to 8.7% in the three months ended September 30, 2001. This increase in capitalized costs was due to two large development projects that were nearing completion during the three months ended September 30, 2002, for which nearly all costs incurred were eligible for capitalization.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of intangible assets. General and administrative expenses for the three months ended September 30, 2002 increased 32.3% to 9.8 million from $7.4 million for the three months ended September 30, 2001. This increase was attributable primarily to a higher level of amortization relating to other intangible assets arising from our acquisition of Hyprotech in fiscal 2002 and the inclusion of Hyprotech costs in fiscal 2003, both offset by the effect of reductions in headcount from the September 2001 and May 2002 restructuring plans.

Interest Income

        Interest income is generated from the investment of excess cash in short-term and long-term investments and from the license of software pursuant to installment contracts. Under these installment contracts, we offer customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of the engineering software customers have elected to license our products through installment contracts. Included in the annual payments is an implicit interest charge based upon the interest rate established by us at the time of the license. As we sell more perpetual licenses for manufacturing/supply chain solutions, these sales are being paid for in forms that are generally not installment contracts. If the mix of sales moves away from installment contracts, the interest income from these contracts in future periods will be reduced. We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any period is the result of the implicit interest established by us on installment contracts and the size of the contract portfolio. Interest income was $2.1 million for both the three months ended September 30, 2002 and the three months ended September 30, 2001.

Interest Expense

        Interest expense is generated from interest charged on our 51/4% convertible debentures, notes payable and capital lease obligations. Interest expense was $1.5 million for the three months ended September 30, 2002 and $1.3 million for the three months ended September 30, 2001. This increase was due to an increase in the amount of capital leases in fiscal 2003.

Tax Rate

        We did not record an income tax provision or benefit for the three months ended September 30, 2002, as we provided a full valuation against the tax loss carryforwards that were generated during the period. The effective tax rate for the three months ended September 30, 2001 was approximately 30.0% of pretax loss.

Liquidity and Capital Resources

        During the three months ended September 30, 2002, our cash and cash equivalents balance increased by $9.7 million. Net cash provided by operations was $1.4 million due primarily to the decrease in accounts receivable, offset by the $10.7 million net loss and the decrease in accounts payable and accrued expenses. Net cash provided by investing activities was $9.3 million due to the sale of investment securities of $14.0 million, partially offset by capital purchases of $2.2 million and an increase in computer software development of $2.5 million. Net cash used by financing activities was $1.0 million, consisting primarily of $2.2 million in payments on long-term debt and capital leases and $1.1 million in payments to Accenture, offset by $2.2 million in proceeds from the issuance of common stock under our employee stock purchase plan. During the three months ended September 30, 2002, we acquired $0.8 million of equipment and software by entering into capital lease arrangements.

        Historically, we have had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. These contracts represent amounts due over the life of existing term licenses. During the three months ended September 30, 2002, installment contracts increased by $1.6 million to $110.4 million, net of $8.5 million of installment contracts sold to General Electric Credit Corporation and Fleet Business Credit Corporation. Our arrangements with these two financial institutions provide for the sale of installment contracts up to a maximum of $160.0 million, subject to approval by the institutions, having certain recourse obligations. At September 30, 2002, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $111.8 million, for which we had a partial recourse obligation of $8.3 million. The availability under these arrangements will increase as the financial institutions receive payment on installment contracts previously sold.

        We maintain a $30.0 million secured bank line of credit, expiring December 31, 2002, that provides for borrowings of specified percentages of eligible accounts receivable and eligible current installment contracts. Advances under the line of credit bear interest at a rate equal to the bank's prime rate (4.75% at September 30, 2002) or, at our option, a rate equal to a defined LIBOR (1.73% at September 30, 2002) plus a specified margin. Any borrowings under the line of credit must be secured by a pledge of short-term investments or cash, and as a result, this line of credit does not increase the amount of net cash available to us during the term of the facility. The line of credit agreement requires us to provide the bank with certain periodic financial reports and to comply with certain financial tests, including maintenance of minimum levels of consolidated net worth and of the ratio of cash and cash equivalents, accounts receivable and current portion of our long-term installments receivable to current liabilities. As of September 30, 2002, we were not in compliance with certain of the above-mentioned covenants. However, we received a waiver for such non-compliance through December 31, 2002. At September 30, 2002, there were no outstanding borrowings under the line of credit. We are currently in negotiations to either (a) extend this line of credit with our current lender and amend the terms of the facility so that a pledge of short-term investment or cash is not required to secure borrowings or (b) obtain a facility from another lender.

        In February and March 2002, we issued and sold 40,000 shares of Series B-I convertible preferred stock and 20,000 shares of Series B-II convertible preferred stock, together with warrants to purchase 791,044 shares of common stock, for an aggregate purchase price of $60.0 million. The Series B preferred stock accrues dividends at an annual rate of 4% that is payable quarterly, commencing in either cash or common stock, at our option (subject to our satisfaction of specified conditions set forth in our charter). On October 1, 2002, we issued 189,468 shares of common stock in satisfaction of this obligation for the three months ended September 30, 2002.

        As of September 30, 2002, we had cash and cash-equivalents totaling $43.3 million, as well as short-term investments totaling $4.6 million. Our commitments as of September 30, 2002, consisted primarily of amounts owed to Accenture, capital lease obligations and leases on our headquarters and other facilities. Other than these, there were no other material commitments for capital or other expenditures. Our obligations related to these items as of September 30, 2002 are as follows (in thousands):

	2003	2004	2005	2006	2007	Thereafter
Non-cancelable operating leases	$13,055	$12,932	$11,373	$11,480	$11,405	$45,888
Non-cancelable capital leases and debt obligations	4,001	4,016	689	312	300	568
Amounts owed to Accenture	8,667	1,333	—	—	—	10,000

Total commitments	$25,723	$18,281	$12,062	$11,792	$11,705	$46,456

        We believe our current cash balances, availability of sales of our installment contracts and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We are implementing tighter cash management controls to address the decreased level of working capital and the need to match the timing of certain payments on current liabilities to the level of cash generated from receivable collections and sale of receivables. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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
  our customers' purchasing patterns;

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

        If, due to one or more of the foregoing factors or an unanticipated cause, our operating results fail to meet the expectations of public market analysts and investors in a future quarter, the market price of our common stock would likely decline. Since April 5, 2002, the date on which we preliminarily announced our estimated results for the three months ended March 31, 2002, through the close of business on November 8, 2002, the price per share of our common stock, as reported by the Nasdaq National Market, decreased from $17.37 to $1.88.

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

        Our markets are highly competitive. Our engineering software competes with products of businesses such as Simulation Sciences, a division of Invensys, Shell Global Solutions, ABB, MDC Technology, Cadcentre, WinSim, Inc. (formerly ChemShare) and Process Systems Enterprise Ltd. As we expand our engineering solutions into the collaborative Process asset Lifecycle Management (PLM) market we may see competition from companies that we have not typically competed against in the past, such as Agile, PTC, and EDS. Our manufacturing/supply chain software competes with products of companies such as Honeywell's Hi-Spec division, Invensys, ABB, Rockwell, i2 Technologies, Manugistics and certain components of SAP's supply chain offering. We also face competition in all three areas from large companies in the process industries that have developed their own proprietary software solutions.

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

        In particular, on May 31, 2002, we purchased the capital stock of Hyprotech Ltd. and related subsidiaries of AEA for £66.2 million (or $96.6 million, based on the exchange rate as of May 9, 2002, the date of the agreement) in cash. The Hyprotech business operates globally and is the second largest acquisition we have made. The integration of the personnel, products and technologies of Hyprotech will require significant management time and skill, and our inability to complete the acquisition effectively and efficiently could cause our operating results to suffer.

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

        Moreover, a material portion of our product development for enterprise solutions in the foreseeable future is expected to be conducted through co-development arrangements with Accenture LLP that we entered into in February 2002. Our previous development activities have been conducted primarily by our employees and consultants, and we have no previous experience in co-developing products with Accenture LLP. Our business and operating results will be seriously harmed if this co-development arrangement does not result in our being able to deliver timely products sought by companies in the process industries.

If we are unable to successfully market our products to senior executives of potential customers, our revenue growth may be limited.

        With the development of our integrated manufacturing/supply chain solutions and the new solutions we are developing with Accenture, we are increasingly focused on selling the strategic value of our technology to the highest executive levels of customer organizations, typically the chief executive officer, chief financial officer or chief information officer. We have limited experience in selling and marketing at these levels. If we are not successful at selling and marketing to senior executives, our revenue growth and operating results could suffer.

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

We may require additional capital.

        We may need to raise additional capital in order to fund the continued development and marketing of our solutions. We expect our current cash balances, cash-equivalents, short-term investments, availability of sales of our installment contracts and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. An important part of our cash management program is the sale of receivables. Historically, we have had arrangements to sell long-term contracts to two financial institutions, General Electric

Capital Corporation and Fleet Business Credit Corporation. These contracts represent amounts due over the life of existing term licenses. During the three months ended September 30, 2002, installment contracts increased by $1.6 million to $110.4 million, net of $8.5 million of installment contracts sold to General Electric Credit Corporation and Fleet Business Credit Corporation. Our ability to continue these arrangements or replace them with similar arrangements is important to maintaining adequate funding. In addition, in August 2002, we amended several of the terms of our strategic alliance with Accenture, which will require us to make monthly cash payments totaling $11.1 million from August 2002 to July 2003, instead of the originally agreed-to stock payment in August 2002. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. In 2002, we issued convertible preferred stock and common stock warrants that contain anti-dilution provisions, rights of first refusal and other terms that may limit or impair our ability to raise additional funds through future financings. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

        Our ability to establish and maintain a position of technology leadership in the highly competitive e-business software market depends in large part upon our ability to attract and retain highly qualified managerial, sales and technical personnel. We have historically relied on the services of Lawrence B. Evans, our principal founder and our Chairman, President and Chief Executive Officer. On October 1, 2002, David L. McQuillin, became our Chief Executive Officer. McQuillin had been serving as one of our co-chief operating officer and had not previously served as the chief executive officer of a publicly traded corporation. Most of our executive officers have not entered into an employment agreement with us. In the future, we may experience the departure of other senior executives due to competition for talent from start-ups and other companies. Our future success depends on a successful management transition and will also depend on our continuing to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

Our common stock may experience substantial price and volume fluctuations.

        The equity markets have from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, and those fluctuations have often been unrelated to the operating performance of particular companies. In addition, factors such as our financial performance, announcements of technological innovations or new products by us or our competitors, as well as market conditions in the computer software or hardware industries, may have a significant impact on the market price of our common stock. Since April 5, 2002, the date on which we preliminarily announced our estimated results for the three months ended March 31, 2002, the price per share of our common stock, as reported by the Nasdaq National Market, decreased from $17.90 to a low of $0.59 on October 11, 2002. On November 8, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $1.88.

        In the past, following periods of volatility in the market price of a public companies securities, securities class action litigation has often been instituted against companies. This type of litigation could result in substantial costs and a diversion of management's attention and resources.

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

        Each share of Series B-I and B-II convertible preferred stock is convertible into a number of shares of common stock equal to the stated value, which initially is $1,000, divided by a conversion price of $19.97 in the case of the Series B-1 convertible preferred stock and $17.66 in the case of the Series B-2 convertible preferred stock, subject to antidilution and other adjustments for events affecting our capital structure. If we issue additional shares of common stock, or instruments convertible or exchangeable for common stock, at an effective net price less than the lesser of (a) $17.75, in the case of the Series B-I convertible preferred stock, or $15.69 in the case of the Series B-II convertible preferred stock and (b) the then-applicable conversion price for such series, the conversion price for that series will be reduced to equal that effective net price. These adjustments do not apply to the issuance of common stock or such instruments in specified firm commitment underwritten public offerings, strategic arrangements, mergers or acquisitions, and grants and purchases of securities pursuant to equity incentive plans.

        The Series B-I and B-II convertible preferred stock accrues dividends at an annual rate of 4% that is payable quarterly, commencing June 30, 2002, in either cash or common stock, at our option (subject to our satisfaction of specified conditions set forth in our charter). From August 6, 2003 until February 6, 2004, for the Series B-I convertible preferred stock, and from August 28, 2003 until February 17, 2004, for the Series B-II convertible preferred stock, holders may require that we redeem up to a total of 20,000 shares of Series B-I convertible preferred stock and 10,000 shares of Series B-II convertible preferred stock if the average closing price of the common stock for the 20 consecutive trading days immediately preceding August 7, 2003 and August 28, 2003, respectively, or any date thereafter is below the then-applicable conversion price. Beginning on February 8, 2004 and February 28, 2004, holders of Series B-I convertible preferred stock and Series B-II convertible preferred stock, respectively, may require that we redeem any or all of their shares. We will be required to redeem all of the then-outstanding Series B-I and B-II convertible preferred stock on February 7, 2009 at a price equal to the stated value plus all accrued but unpaid dividends. In each instance, the redemption price may be paid in cash, stock or both, at our option. The stock payment will consist of either common stock or Series C preferred stock, subject to our satisfaction of specified conditions set forth in our charter.

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

        As part of our obligations under these financings, we registered for public resale by the holders of the Series B-I and B-II convertible preferred stock and common stock issued in the financings a total of 13,776,392 shares of common stock, including shares issuable upon conversion of the Series B-I and B-II convertible preferred stock and exercise of the warrants and shares that may become issuable as a result of antidilution provisions. If all of these registered shares were to be issued (disregarding limitations on the right of a holder to acquire shares of common stock upon the conversion of Series B-I or B-II convertible preferred stock or the exercise of warrants if the conversion or exercise would result in this holder beneficially owning more than 4.99% of our outstanding common stock without first providing us proper notice), these shares would represent 35.9% shares of our common stock issued and outstanding as of November 8, 2002. Any sale of these shares of common stock into the public market could cause a decline in the trading price of our common stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Information relating to quantitative and qualitative disclosure about market risk is set forth under the caption "Notes to Consolidated Condensed Financial Statements," [2., 3. and 4.] and below under the captions "Investment Portfolio" and "Foreign Exchange Hedging."

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

        Principal (Notional) Amounts by Expected Maturity in U.S. Dollars($)

	Fair Value at 9/30/2002	FY2003	FY2004
Cash Equivalents	$43,291	$43,291	$—
Weighted Average Interest Rate	1.77%	1.77%	—
Investments	$4,603	$3,559	$1,044
Weighted Average Interest Rate	2.30%	2.20%	2.66%
Total Portfolio	$47,894	$46,850	$1,044
Weighted Average Interest Rate	1.82%	1.80%	2.66%

Impact of Foreign Currency Rate Changes

        During the first three months of fiscal 2003, the U.S. dollar generally weakened against Asia/Pacific and European currencies. The translation of the parent company's intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts and installment receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

        We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $9.7 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Netherlands, and Euro currencies, which represented underlying customer accounts receivable transactions at September 30, 2002. At each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and losses related to these instruments for the three months ended September 30, 2002 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

        The following table provides information about our foreign exchange forward contracts at September 30, 2002. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at September 30, 2002.

        Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

Currency	Average Contract Rate	Forward Amount in U.S. Dollars (in thousands)	Contract Origination Date	Contract Maturity Date
Japanese Yen	118.87	$3,485	Various: Jan 01—Sep 02	Various: Oct 02—Aug 04
Euro	0.92	3,353	Various: Nov 00—Sep 02	Various: Oct 02—May 04
British Pound Sterling	1.48	2,407	Various: Nov 00—Sep 02	Various: Oct 02—Jul 04
Swiss Franc	1.60	425	Various: Nov 00—Aug 02	Various: Dec 02—Mar 04

Total		$9,670

Item 4. Controls and Procedures

        (a)  Evaluation of disclosure controls and procedures.    Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and are operating in an effective manner.

        (b)  Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        By letter of June 7, 2002, the FTC informed us that it was conducting an investigation into the competitive effects of our recent acquisition of Hyprotech. Because the acquisition did not meet threshold requirements for pre-merger clearance under the Hart Scott Rodino Act, the FTC had not conducted any pre-merger review of the transaction. After we supplied initial background information, the FTC on September 12, 2002 issued a document subpoena and a Civil Investigative Demand to obtain written answers to certain questions about the acquisition and its impact on competition. The response date for the subpoena and the CID was October 15, 2002. This deadline has been extended to December 15, 2002, although we understand that we will be allowed additional time so long as we are fully engaged in responding by that date. We are cooperating fully in the investigation and currently are working to complete production of the requested information.

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

Item 2.    Changes in Securities and Use of Proceeds

        In accordance with the terms of our Series B preferred stock, on July 1, 2002, we elected to issue to the holders of our Series B preferred stock a total of 116,452 shares of our common stock in payment of dividends accrued in the amount of $860,274 on our Series B preferred stock for the quarterly dividend period ended June 30, 2002. In addition, on October 1, 2002, we elected to issue to the holders of our Series B preferred stock a total of 189,468 shares of our common stock in payment of the dividends accrued in the amount of $604,932 on our Series B preferred stock for the quarterly dividend period ended September 30, 2002.    The issuance of these dividend shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption from the registration provisions of the Securities Act for sales by an issuer not involving a public offering. We have registered these dividend shares for resale under the Securities Act on a shelf registration statement on Form S-3 (registration no. 333-90066).

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

        None.

(b)  Reports on Form 8-K

        On July 2, 2002, we filed an amended current report on Form 8-K with respect to the FTC informal investigation of our acquisition of Hyprotech.

        On July 3, 2002, we filed a current report on Form 8-K with respect to our press release announcing preliminary financial results for the fiscal quarter ended June 30, 2002.

        On September 10, 2002, we filed a current report on Form 8-K with respect to the amendment of the terms of our strategic alliance with Accenture.

        On September 16, 2002, we filed a current report on Form 8-K with respect to our press release discussing an article published in an internet newsletter.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: November 14, 2002	By:	/s/ DAVID L. MCQUILLIN David L. McQuillin President and Chief Executive Officer
Date: November 14, 2002	By:	/s/ LISA W. ZAPPALA Lisa W. Zappala Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, David L. McQuillin, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Aspen Technology, Inc.;

  2.
  based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Aspen Technology, Inc. as of, and for, the periods presented in this quarterly report;

  4.
  Lisa W. Zappala, the Senior Vice President and Chief Financial Officer of Aspen Technology, Inc., and I:

    •
    are responsible for establishing and maintaining disclosure controls and procedures (as defined for purposes of Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) for Aspen Technology, Inc.;

    •
    have designed such disclosure controls and procedures to ensure that material information relating to Aspen Technology, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;

    •
    have evaluated the effectiveness of the disclosure controls and procedures of Aspen Technology, Inc as of a date within 90 days prior to the filing date of this quarterly report; and

    •
    have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

  5.
  Ms. Zappala and I have disclosed to the auditors of Aspen Technology, Inc. and to the audit committee of the board of directors of Aspen Technology, Inc.:

    •
    all significant deficiencies in the design or operation of internal controls that could adversely affect the ability of Aspen Technology, Inc. to record, process, summarize and report financial data and have identified for such auditors any material weaknesses in internal controls; and

    •
    any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of Aspen Technology, Inc.; and

  6.
  Ms. Zappala and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ DAVID L. MCQUILLIN David L. McQuillin President and Chief Executive Officer (principal executive officer)

I, Lisa W. Zappala, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Aspen Technology, Inc.;

  2.
  based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Aspen Technology, Inc. as of, and for, the periods presented in this quarterly report;

  4.
  David L. McQuillin, the President and Chief Executive Officer of Aspen Technology, Inc., and I:

    •
    are responsible for establishing and maintaining disclosure controls and procedures (as defined for purposes of Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) for Aspen Technology, Inc.;

    •
    have designed such disclosure controls and procedures to ensure that material information relating to Aspen Technology, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;

    •
    have evaluated the effectiveness of the disclosure controls and procedures of Aspen Technology, Inc. as of a date within 90 days prior to the filing date of this quarterly report; and

    •
    have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

  5.
  Mr. McQuillin and I have disclosed to the auditors of Aspen Technology, Inc. and to the audit committee of the board of directors of Aspen Technology, Inc.:

    •
    all significant deficiencies in the design or operation of internal controls that could adversely affect the ability of Aspen Technology, Inc. to record, process, summarize and report financial data and have identified for such auditors any material weaknesses in internal controls; and

    •
    any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of Aspen Technology, Inc.; and

  6.
  Mr. McQuillin and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ LISA W. ZAPPALA Lisa W. Zappala Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
ASPEN TECHNOLOGY, INC. CONSOLIDATED CONDENSED BALANCE SHEETS
ASPEN TECHNOLOGY, INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
ASPEN TECHNOLOGY, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
ASPEN TECHNOLOGY, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS