Form 10-Q
period 2002-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2003-02-14
CIK 929940

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24786

Aspen Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2739697 (IRS Employer Identification No.)
Ten Canal Park, Cambridge, Massachusetts 02141 (Address of principal executive office and zip code)
(617) 949-1000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        As of February 10, 2003, there were 38,979,761 shares of the registrant's common stock (par value $.10 per share) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ASPEN TECHNOLOGY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2002	June 30, 2002
	(Unaudited and in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$50,610	$33,571
Short-term investments	3,055	18,549
Accounts receivable, net	76,600	95,418
Unbilled services	21,745	30,569
Current portion of long-term installments receivable, net	36,418	40,404
Deferred tax asset	2,929	2,929
Prepaid expenses and other current assets	20,676	18,699

Total current assets	212,033	240,139

Long-term installments receivable, net	69,296	68,318

Property and leasehold improvements, at cost	129,245	133,676
Accumulated depreciation and amortization	(89,798)	(82,873)

	39,447	50,803

Computer software development costs, net	15,017	13,810
Purchased intellectual property, net	2,143	27,626
Other intangible assets, net	31,740	41,105
Goodwill, net	11,341	84,258
Deferred tax asset	15,576	15,576
Other assets	6,036	6,708

	$402,629	$548,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,807	$5,334
Amount owed to Accenture	8,300	11,100
Accounts payable and accrued expenses	93,258	94,987
Unearned revenue	17,730	20,983
Deferred revenue	35,612	38,624

Total current liabilities	159,707	171,028

Long-term debt and obligations, less current maturities	3,334	5,885

5 1/4% Convertible subordinated debentures	86,250	86,250

Obligation subject to common stock settlement	4,245	1,810

Deferred revenue, less current portion	15,797	9,548

Deferred tax liability	14,964	15,003

Other liabilities	5,268	5,031

Stockholders' equity:
Preferred stock
Outstanding—60,000 shares as of December 31, 2002 and June 30, 2002	54,064	50,753
Common stock
Outstanding—38,150,608 as of December 31, 2002 and 37,500,753 as of June 30, 2002	3,838	3,773
Additional paid-in capital	313,484	310,039
Accumulated deficit	(257,448)	(107,593)
Accumulated other comprehensive loss	(372)	(2,682)
Treasury stock, at cost	(502)	(502)

Total stockholders' equity	113,064	253,788

	$402,629	$548,343

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(Unaudited and in thousands, except per share data)
Software licenses	$36,781	$39,939	$66,427	$59,170
Service and other	46,192	47,057	93,796	94,017

Total revenues	82,973	86,996	160,223	153,187

Cost of software licenses	3,511	3,054	6,846	5,498
Cost of service and other	26,823	30,261	54,831	60,403
Selling and marketing	27,031	28,451	56,185	55,075
Research and development	15,997	17,829	33,742	35,828
General and administrative	8,923	7,520	18,744	14,942
Goodwill impairment charge	74,715	—	74,715	—
Restructuring and other charges	60,529	—	60,529	2,642

Total costs and expenses	217,529	87,115	305,592	174,388

Loss from operations	(134,556)	(119)	(145,369)	(21,201)
Other income (expense), net	(313)	(171)	(814)	(355)
Interest income, net	268	144	849	897

Loss before benefit from income taxes	(134,601)	(146)	(145,334)	(20,659)
Benefit from income taxes	—	(44)	—	(6,198)

Net loss	(134,601)	(102)	(145,334)	(14,461)
Preferred stock dividend earned	(605)	—	(1,210)	—
Accretion of preferred stock discount	(1,682)	—	(3,311)	—

Net loss applicable to common shareholders	$(136,888)	$(102)	$(149,855)	$(14,461)

Basic and diluted loss applicable to common shareholders per share	$(3.59)	$(0.00)	$(3.93)	$(0.46)

Basic and diluted weighted average shares outstanding	38,128	31,748	38,092	31,740

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2002	2001
	(Unaudited and in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(145,334)	$(14,461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,258	11,283
Goodwill impairment charge	74,715	—
Asset impairments and write-offs under the restructuring and other charges	38,732	—
Loss on revaluation of intercompany loans denominated in foreign currencies	481	—
Research and development costs subject to common stock settlement	564	—
Deferred income taxes	509	(45)
Decrease in accounts receivable	19,484	3,164
Decrease in unbilled services	9,713	2,057
Decrease in installments receivable	1,798	15,242
Increase in prepaid expenses and other current assets	(1,952)	(1,398)
Decrease in accounts payable and accrued expenses	(1,805)	(14,381)
Increase (decrease) in unearned revenue	(3,721)	193
Increase in deferred revenue	3,689	4,148

Net cash provided by operating activities	11,131	5,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(2,901)	(5,654)
Proceeds from sale of property	—	1,725
Sale of investment securities	15,489	16,646
Decrease (increase) in other long-term assets	694	(1,199)
Increase in computer software development costs	(4,055)	(3,132)
Increase in other long-term liabilities	407	—

Net cash provided by investing activities	9,634	8,386

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock purchase plans	2,219	3,052
Exercise of stock options	81	148
Payment of amount owed to Accenture	(3,100)	—
Payments of long-term debt and capital lease obligations	(3,245)	(2,443)

Net cash (used in) provided by financing activities	(4,045)	757

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	319	216

DECREASE IN CASH AND CASH EQUIVALENTS	17,039	15,161
CASH AND CASH EQUIVALENTS, beginning of period	33,571	36,633

CASH AND CASH EQUIVALENTS, end of period	$50,610	$51,794

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Condensed and Consolidated Financial Statements

        In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these unaudited interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2002, which are contained in the Annual Report on 10-K of Aspen Technology, Inc. (the Company), as previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of June 30, 2002 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the three- and six-month periods ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

        In November 2001, the Emerging Issues Task Force (EITF) released Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred". This requires that reimbursements received for out-of-pocket expenses be recorded as revenue and not as a reduction of expenses. Reimbursable out-of-pocket expenses totaling $4.9 million and $10.0 million in the three and six months ended December 31, 2002, and $5.1 million and $10.0 million in the three and six months ended December 31, 2001, respectively, have been classified as service and other revenue and cost of service and other.

        In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Under this statement, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement broadens the presentation of discontinued operations to include more disposal transactions. Under the provisions of this statement, several long-lived assets were reviewed for impairment in association with the October 2002 restructuring plan, resulting in an impairment charge during the three months ended December 31, 2002.

2.    Short-term Investments

        Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders' equity within accumulated other comprehensive loss. Realized investment gains and losses were not material in the three- or six- month periods ended December 31, 2002 and 2001. Investments held as of December 31, 2002 consisted of $3.1 million in U.S. corporate bonds. The Company does not use derivative financial instruments in its investment portfolio.

        Cash equivalents totaling $10.8 million were held by the bank as compensating balances for outstanding letters of credit as of December 31, 2002.

3.    Sale of Installments Receivable

        Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one-to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rates utilized for the three and six months ended December 31, 2002 were 7.0% and 7.0% to 7.5%, respectively. In the three and six months ended December 31, 2001, the rates utilized were 7.0% and 7.0% to 8.0%, respectively.

        The Company has arrangements to sell its installments receivable to two financial institutions. These arrangements provide for the sale of up to a maximum of $160.0 million, subject to the approval by the institutions, to be outstanding at any one time. The Company sold, with limited recourse, certain of its installment contracts for aggregate proceeds of approximately $24.1 million and $32.6 million during the three and six months ended December 31, 2002, respectively. The financial institutions have certain recourse to the Company upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions. Collections of these receivables reduce the Company's recourse obligations, as defined. Generally, no gain or loss is recognized on the sale of the receivables, due to the consistency of the discount rates used by the Company and the financial institutions.

        At December 31, 2002, the balance of the uncollected principal portion of all contracts sold was $138.5 million. The Company expects that there will be continued availability under the arrangements, as the collection of the sold receivables will reduce this outstanding balance and the maximum limits under the arrangements can be increased. The Company's potential recourse obligation related to these contracts is within the range of $6.8 million to $9.2 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

4.    Derivative Instruments and Hedging

        The Company follows the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings.

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

        At December 31, 2002, the Company had effectively hedged $7.9 million of installments receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than risk management. The gross value of the long-term installments receivable that were denominated in foreign currency was $25.0 million at December 31, 2002. The December 2002 installments receivable mature through January 2007. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

        The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain accounts or installments receivable and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. A small portion of the forward foreign currency exchange contract is designated to hedge the future interest income of the related receivables. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge.

        The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of December 31, 2002. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated condensed financial statements. The table presents the notional amount (at contract exchange rates), the estimated fair value and the weighted average contractual foreign currency rates (in thousands, except average contract rates):

	Notional Amount	Estimated Fair value	Average Contract Rate
Euro	$3,289	$3,570	1.08
Japanese Yen	2,143	1,981	118.88
British Pound Sterling	1,981	2,132	0.67
Swiss Franc	456	493	1.50

	$7,869	$8,176

*
The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of December 31, 2002. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company's banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

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

        The following dilutive effect of potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Convertible debt	1,628	1,628	1,628	1,628
Convertible preferred stock	3,135	—	3,135	—
Obligation subject to common stock settlement	1,329	—	1,114	—
Preferred stock dividend, to be settled in common stock	95	—	95	—
Options, restricted stock and warrants	8	1,648	64	1,907

Total	6,195	3,276	6,036	3,535

6.    Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three and six months ended December 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001
Net loss	$(134,601)	$(102)	$(145,334)	$(14,461)
Unrealized gain (loss) on investments	(51)	(175)	(5)	(106)
Foreign currency translation adjustment	553	(613)	2,314	829

Comprehensive loss	$(134,099)	$(890)	$(143,025)	$(13,738)

7.    Goodwill Adjustments and Impairment Charge

        During the three months ended December 31, 2002, the Company made adjustments to the purchase price allocation associated with the Hyprotech acquisition, which was completed in May 2002. These consisted of various adjustments to the opening balance sheet to accrue for certain obligations and contingencies and to write-off certain assets. These adjustments resulted in a $1.8 million increase to goodwill. The Company intends to make final adjustments to the purchase price, as required, through May 2003.

        The Company follows the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". In October 2002, management determined that the goodwill should be tested for impairment as a result of management's lowered revenue expectations and the overall decline in the Company's market value. An independent third party valued the Company's three reporting units, license, consulting services, and maintenance and training. The valuation was based on an income approach, using a five-year present value calculation of income, and a market approach, using comparable company valuations. Based on this analysis, it was determined that the full values of the goodwill associated with the license reporting unit and consulting services reporting unit were impaired. It was also determined that the fair value of the maintenance and training reporting unit exceeded its carrying value, resulting in no impairment of its goodwill. This amounted to a $74.7 million aggregate impairment charge.

        The changes in the carrying amount of goodwill by reporting unit for the three months ended December 31, 2002 were as follows (in thousands):

	Reporting Unit
	License	Consulting Services	Maintenance and Training	Total
Carrying amount as of September 30, 2002	$67,933	$5,298	$11,052	$84,283
Purchase price adjustment	1,407	88	264	1,759
Effect of change in rates used for translation	(17)	6	25	14
Impairment charge	(69,323)	(5,392)	—	(74,715)

Carrying amount as of December 31, 2002	$—	$—	$11,341	$11,341

8.    Restructuring and Other Charges

  (a) Q2 FY03

        The restructuring and other charges, totaling $60.5 million in the accompanying consolidated condensed statements of operations for the three and six months ended December 31, 2002, consist of $55.6 million of charges associated with the Company's October 2002 restructuring plan, and $4.9 million of accrued legal costs related to the ongoing FTC investigation as discussed in Note 10.

        In October 2002, the Company initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and general economic uncertainties. In addition, the Company revised its revenue expectations for the remainder of the fiscal year and beyond, primarily related to the Company's manufacturing / supply chain product line, which has been effected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, cancellation of certain internal capital projects and discontinuation of development and support for certain non-critical products. As a result of the discontinuation of development and support for certain products, coupled with the revised revenue expectations, certain long-lived assets were reviewed and determined to be impaired in accordance with SFAS No. 144. These actions resulted in an aggregate restructuring charge of $55.6 million. As of December 31, 2002, there was $12.0 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended December 31, 2002, the following activity was recorded (in thousands):

	Closedown/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment/ Write-off of Assets	Total
Restructuring charge	$8,670	$8,169	$38,732	$55,571
Write-off/Impairment of assets	—	—	(38,732)	(38,732)
Payments	(69)	(4,769)	—	(4,838)

Accrued expenses, December 31, 2002	$8,601	$3,400	$—	$12,001

The Company expects that the remaining obligations will be paid-out by December 2010.

Closedown/consolidation of facilities:    Approximately $8.7 million of the restructuring charge relates to the termination of facility leases and other lease related costs. The facility leases had remaining terms ranging from several months to eight years. The amount accrued is an estimate of the remaining obligation under the lease or actual costs to buy-out leases, reduced by expected income from the sublease of the underlying properties.

Employee severance, benefits and related costs:    Approximately $8.2 million of the restructuring charge relates to the reduction in headcount. Approximately 400 employees, or 20% of the workforce, were eliminated under the restructuring plan implemented by management. All geographic regions and business units were affected, including services, sales and marketing, research and development, and general and administrative.

Impairment/write-off of assets:    Approximately $38.7 million of the restructuring charge relates to charges associated with long-lived assets that were reviewed for impairment under the provisions of SFAS No. 144 and were either written-down to fair value or written-off due to the fact that they will no longer be utilized. The resulting charges include:

  •
  A $23.6 million impairment charge related to the intellectual property purchased from Accenture in February 2002. The fair value of this asset was determined by forecasting the future net cash flows associated with the asset and then was compared to its carrying value. This intellectual property is used primarily in the development of manufacturing / supply chain software products, within the Company's license line of business. As noted above, the revenue expectations for the manufacturing / supply chain product line were significantly reduced by management, which prompted the review for impairment.

  •
  $13.2 million in impairment charges related to acquired technology, computer software development costs and purchased software. These assets were considered to be impaired because they will either no longer be used or their carrying values were in excess of their fair values. The assets that will no longer be used were identified by management's decisions to either discontinue future development efforts associated with certain products or discontinue internal capital projects. The fair values of those assets that had carrying values in excess of their fair values, were determined by forecasting the future net cash flows associated with the products. All of these assets were part of the license line of business.

  •
  A $1.9 million impairment charge related to assets and liabilities associated with certain products of which the Company is divesting itself. These assets have historically been considered to be part of the license line of business. As part of the cost reductions, management decided that the Company would no longer devote resources to the development or support of these products. The fair value of the related assets was determined from letters of intent to purchase the intellectual property.

  (b) Q4 FY02

        In the fourth quarter of fiscal 2002, the Company initiated a plan to reduce its operating expenses and to restructure operations around its two primary product lines, engineering software and manufacturing/supply chain software. The Company reduced worldwide headcount by approximately 10% or 200 employees, closed-down and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $14.4 million. As of December 31, 2002, there was $7.6 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended December 31, 2002, the following activity was recorded:

	Closedown/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, September 30, 2002	$4,838	$4,088	$8,926
Payments	(70)	(1,290)	(1,360)

Accrued expenses, December 31, 2002	$4,768	$2,798	$7,566

The Company expects that the remaining obligations will be paid-out by December 2010.

  (c) Q1 FY02

        During the first quarter of fiscal 2002, in light of further economic uncertainties, Company management made a decision to adjust its business plan by further reducing spending. This change in business plan consisted of a reduction in worldwide headcount of approximately 5% of the workforce and a reduction of certain future discretionary expenses. As a result of these measures, the Company recorded a restructuring charge of $2.6 million, primarily for severance, for the quarter ended September 30, 2001. As of December 31, 2002, all obligations had been paid-out. During the three months ended December 31, 2002, the following activity was recorded:

	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, September 30, 2002	$47	$47
Payments	(47)	(47)

Accrued expenses, December 31, 2002	$—	$—

  (d) Q4 FY01

        In the third quarter of fiscal 2001, the revenues realized by the Company were below the Company's expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. At that time, the Company also reduced its revenue expectations for the fourth quarter of fiscal year 2001 and for the fiscal year 2002. Based on the reduced revenue expectations, Company management evaluated the business plan and made significant changes, resulting in a restructuring plan for the Company's operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of the Company's e-business focus to emphasize its marketplace solutions. The restructuring plan resulted in a pretax charge totaling $7.0 million. As of December 31, 2002, there was $0.9 million remaining in accrued expenses relating to the restructuring. During the three months ended December 31, 2002, the following activity was recorded:

	Closedown/ Consolidation of Facilities	Total
Accrued expenses, September 30, 2002	$1,105	$1,105
Payments	(190)	(190)

Accrued expenses, December 31, 2002	$915	$915

The Company expects that the remaining obligations will be paid-out by March 2008.

  (e) Q4 FY99

        In the fourth quarter of fiscal 1999, the Company undertook certain actions to restructure its business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of the Company's core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. As of December 31, 2002, there was $0.6 million remaining in the accrued expenses relating to the restructuring. During the three months ended December 31, 2002, the following activity was recorded:

Closedown/ Consolidation of Facilities
Accrued expenses, September 30, 2002	$274
Net sub-lease receipts (lease payments)	324

Accrued expenses, December 31, 2002	$598

The Company expects that the remaining obligations will be paid-out by December 2004.

9.    Strategic Alliance

        On February 8, 2002 the Company entered into a strategic alliance with Accenture, focused on creating solutions for manufacturing and supply chain execution by chemical and petroleum manufacturers. Under the alliance, the Company will pay $29.6 million for intellectual property and up to $7.4 million for services. The $29.6 million intellectual property obligation was partially settled with the payment of $18.5 million in common stock on June 9, 2002. In August 2002, the alliance agreements were amended to provide a payment schedule for the remaining $11.1 million. Under this revised payment schedule, the Company made cash payments totaling $3.1 million in the six months ended December 31, 2002 and will make the remaining payments in installments of cash, due through July 2003. In addition, the unpaid balance of this obligation accrues interest at a rate of 1.5% per month and, as of December 31, 2002, was secured by a pledge of the Company's patents and software. On January 30, 2003, the agreement was modified so that the unpaid balance of the obligation will be secured by a pledge of certain installments receivable not sold to financial institutions. As discussed in Note 8(a), during the three months ended December 31, 2002 it was determined that the intellectual property was impaired, which resulted in an impairment charge of $23.6 million.

        Beginning July 1, 2002, the Company is obligated to pay Accenture a royalty on sales of certain software products over a four-year period. During the three and six months ended December 31, 2002, the Company accrued $0.3 million and $0.5 million, respectively, associated with this royalty obligation.

10.  Commitments and Contingencies

  (a) FTC investigation

        By letter of June 7, 2002, the FTC informed the Company that it was conducting an investigation into the competitive effects of the Company's recent acquisition of Hyprotech. The Company completed production of all requested documents in January 2003, is currently complying with deposition requests and expects to conclude its presentation to the FTC of its market analysis and supporting arguments for the acquisition in February 2003. The FTC may determine to challenge the acquisition through an administrative civil complaint seeking to declare the acquisition in violation of Section 7 of the Clayton Act or Section 5 of the FTC Act. If the FTC were to prevail in that challenge, it could seek to impose a wide variety of remedies, some of which may have a material adverse effect on the Company's ability to continue to operate under its current business plans. These potential remedies include divestiture of Hyprotech, as well as mandatory licensing of Hyprotech software products and the Company's other engineering software products to one or more of its competitors. The Company continues to cooperate fully with the FTC. During the quarter ended December 31, 2002, the Company provided $4.9 million for estimated legal fees associated with the FTC investigation.

  (b) Litigation

        On May 31, 2002, the Company acquired the capital stock of Hyprotech from AEA Technology plc. AEA Technology is engaged in arbitration proceedings in England over a contract dispute with KBC Advanced Technologies PLC, an English technology and consulting services company ("KBC"). The dispute remains in arbitration and concerns the characterization of certain technology for purposes of calculating royalties, plus other contractual rights, with respect to Hysys.Refinery. Hysys.Refinery was retained by AEA Technology with support for Hysys.Refinery to be provided by Hyprotech pursuant to a contract with AEA Technology. The Company indemnified AEA under the Sale and Purchase Agreement between AEA Technology plc and the Company dated May 10, 2002 against any costs, damages or expenses in respect of a claim brought by KBC alleging damages due to AEA's i) failure to comply with its contractual obligations after the acquisition, ii) breach of non-competition clauses with respect to activities occurring after the acquisition, iii) breach of certain obligations to KBC under its agreement by virtue of the acquisition, or iv) execution of the acquisition agreement.

        On September 11, 2002, the Company and Hyprotech were sued by KBC in state district court in Houston, Texas on issues related to the technology subject to review in the arbitration proceeding. KBC has requested actual and exemplary damages, costs and interest. The Company believes the causes of action to be without merit and will defend the case vigorously. The Company has filed a counterclaim against KBC requesting actual and punitive damages and attorney fees.

11.  Segment Information

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

	License	Consulting Services	Maintenance and Training	Total
Three Months Ended December 31, 2002—
Revenues from unaffiliated customers	$36,781	$26,849	$19,343	$82,973
Controllable expenses	16,334	20,717	3,035	40,086

Controllable margin(1)	$20,447	$6,132	$16,308	$42,887

Three Months Ended December 31, 2001—
Revenues from unaffiliated customers	$39,939	$32,250	$14,807	$86,996
Controllable expenses	14,562	22,618	2,873	40,053

Controllable margin(1)	$25,377	$9,632	$11,934	$46,943

Six Months Ended December 31, 2002—
Revenues from unaffiliated customers	$66,427	$54,581	$39,215	$160,223
Controllable expenses	34,254	43,360	6,352	83,966

Controllable margin(1)	$32,173	$11,221	$32,863	$76,257

Six Months Ended December 31, 2001—
Revenues from unaffiliated customers	$59,170	$64,690	$29,327	$153,187
Controllable expenses	29,426	44,759	5,729	79,914

Controllable margin(1)	$29,744	$19,931	$23,598	$73,273

(1)
The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

	Three Months Ending December 31,		Six Months Ending December 31,
	2002	2001	2002	2001
Total controllable margin for reportable segments	$42,887	$46,943	$76,257	$73,273
Selling and marketing	(23,178)	(21,741)	(48,494)	(42,210)
Research and development	—	(5,242)	—	(10,281)
General and administrative and overhead	(19,021)	(20,079)	(37,888)	(39,341)
Goodwill impairment losses	(74,715)	—	(74,715)	—
Restructuring and other charges	(60,529)	—	(60,529)	(2,642)
Interest and other income and expense, net	(45)	(27)	35	542

Loss before benefit from income taxes	$(134,601)	$(146)	$(145,334)	$(20,659)

12.  Accounting Policies and Recent Accounting Pronouncements

        During the three months ended December 31, 2002 the Company adopted a policy to accrue future legal fees associated with outstanding litigation. Previously, the Company had not encountered litigation that resulted in material defense costs, and thus the Company had no established policy. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim assessment or damages can be reasonably estimated.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be applied for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The adoption of SFAS No. 145 did not have a significant impact on consolidated results of operations, financial position or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. As the Company's October 2002 restructuring plan was undertaken prior to December 31, 2002, the previous guidance as set forth in EITF 94-3 was followed.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact that the adoption of the recognition provisions of FIN 45 will have on its financial statements.

13.  Subsequent events

        In January 2003, the Company executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (4.25% at December 31, 2002) plus 1/2%, which may be reduced to the bank's prime rate upon the achievement of two consecutive quarters of net income. The Company is required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of the assets of the Company, and upon achieving certain net income targets, the collateral will be reduced to a lien on the accounts receivable. The

Company is required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. The Loan Arrangement expires in January 2005.

        On January 31, 2003, the Company completed the sale of the assets and liabilities associated with the Aspen Metals products. These products were originally acquired in the December 2000 acquisition of Broner Systems. The Company will receive an aggregate of £300,000 ($494,000 as of January 31, 2003), to be paid in four semi-annual installments from June 2003 to January 2005.

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

Overview

        Since our founding in 1981, we have developed and marketed software and services to companies in the process industries. In addition to internally generated growth, we have acquired a number of businesses, including Hyprotech in the fourth quarter of fiscal 2002.

        We acquired Hyprotech in a transaction accounted for as a purchase. Our operating results include the operating results of these acquisitions only for periods subsequent to their respective dates of acquisition.

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

  Reclassification of Prior Period Amounts

        We adopted EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred", in the three months ended March 31, 2002. This requires that reimbursements received for out-of-pocket expenses be recorded as revenue and not as a reduction of expenses. Reimbursable out-of-pocket expenses totaling $4.9 million and $10.0 million in the three and six months ended December 31, 2002 and $5.1 million and $10.0 million in the three and six months ended December 31, 2001, have been classified as service and other revenue and cost of service and other.

  Significant Events—Quarter Ended December 31, 2002

        In October 2002, we determined that the goodwill should be tested for impairment as a result of lowered revenue expectations and the overall decline in our market value. An independent third party valued our three business operating units, license, consulting services, and maintenance and training. The valuation was based on an income approach, using a five-year present value calculation of income, and a market approach, using comparable company valuations. Based on this analysis, it was determined that the full values of the goodwill associated with the license unit and consulting services unit were impaired. It was also determined that the fair value of the maintenance and training reporting unit exceeded its carrying value, resulting in no impairment of its goodwill. This amounted to a $74.7 million aggregate impairment charge, recorded in the accompanying consolidated condensed statements of operations.

        The restructuring and other charges, totaling $60.5 million in the accompanying consolidated condensed statements of operations for the three and six months ended December 31, 2002, consist of $55.6 million of charges associated with our October 2002 restructuring plan, and $4.9 million of accrued legal costs, related to the FTC investigation into our acquisition of Hyprotech.

        In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below our expectations and to general economic uncertainties. In addition, we revised our revenue expectations for the remainder of the fiscal year and beyond, primarily related to our manufacturing / supply chain product line, which has been effected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, cancellation of certain internal capital projects and discontinuation of development and support for certain non-critical products. As a result of the discontinuation of development and support for certain products, coupled with the revised revenue expectations, certain long-lived assets were reviewed and determined to be impaired in accordance with SFAS No. 144. These actions resulted in an aggregate restructuring charge of $55.6 million. As of December 31, 2002, there was $12.0 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended December 31, 2002, the following activity was recorded (in thousands):

	Closedown/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment/ Write-off of Assets	Total
Restructuring charge	$8,670	$8,169	$38,732	$55,571
Write-off/Impairment of assets	—	—	(38,732)	(38,732)
Payments	(69)	(4,769)	—	(4,838)

Accrued expenses, December 31, 2002	$8,601	$3,400	$—	$12,001

We expect that the remaining obligations will be paid-out by December 2010.

Closedown/consolidation of facilities:    Approximately $8.7 million of the restructuring charge relates to the termination of facility leases and other lease related costs. The facility leases had remaining terms ranging from several months to eight years. The amount accrued is an estimate of the remaining obligation under the lease or actual costs to buy-out leases, reduced by expected income from the sublease of the underlying properties.

Employee severance, benefits and related costs:    Approximately $8.2 million of the restructuring charge relates to the reduction in headcount. Approximately 400 employees, or 20% of the workforce, were eliminated under the restructuring plan. All geographic regions and business units were affected, including services, sales and marketing, research and development, and general and administrative.

Impairment/write-off of assets:    Approximately $38.7 million of the restructuring charge relates to charges associated with long-lived assets that were reviewed for impairment under the provisions of SFAS No. 144 and were either written-down to fair value or written-off due to the fact that they will no longer be utilized. The resulting charges include:

  •
  A $23.6 million impairment charge related to the intellectual property purchased from Accenture in March 2002. The fair value of this asset was determined by forecasting the future net cash flows associated with the asset and was then compared to its carrying value. This intellectual property is used primarily in the development of manufacturing / supply chain software products, within our license line of business. As noted above, the revenue expectations for the manufacturing / supply chain product line were significantly reduced, which prompted the review for impairment.

  •
  $13.2 million in impairment charges related to acquired technology, computer software development costs and purchased software. These assets were considered to be impaired because they will either no longer be used or their carrying values were in excess of their fair values. The assets that will no longer be used were identified by decisions to either discontinue future development efforts associated with certain products or discontinue internal capital projects. The fair values of those assets that had carrying values in excess of their fair values, were determined by forecasting the future net cash flows associated with the products. All of these assets were part of the license line of business.

  •
  A $1.9 million impairment charge related to assets and liabilities associated with certain products of which we are divesting ourselves. These assets have historically been considered to be part of our license line of business. As part of the cost reductions, we decided that we would no longer devote resources to the development or support of these products. The fair value of the related assets was determined from letters of intent to purchase the intellectual property.

  Summary of Restructuring Accruals

        In the fourth quarter of fiscal 2002, we initiated a plan to reduce operating expenses and to restructure operations around our two primary product lines, engineering software and manufacturing/supply chain software. We reduced worldwide headcount by approximately 10% or 200 employees, closed-down and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $14.4 million. As of December 31, 2002, there was $7.6 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended December 31, 2002, the following activity was recorded:

	Closedown/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, September 30, 2002	$4,838	$4,088	$8,926
Payments	(70)	(1,290)	(1,360)

Accrued expenses, December 31, 2002	$4,768	$2,798	$7,566

We expect that the remaining obligations will be paid-out by December 2010.

        During the first quarter of fiscal 2002, in light of further economic uncertainties, our management made a decision to adjust our business plan by further reducing spending. This change in business plan consisted of a reduction in worldwide headcount of approximately 5% of the workforce and a reduction of certain future discretionary expenses. As a result of these measures, we recorded a restructuring charge of $2.6 million, primarily for severance, for the quarter ended September 30, 2001. As of December 31, 2002, all obligations had been paid-out. During the three months ended December 31, 2002, the following activity was recorded:

	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, September 30, 2002	$47	$47
Payments	(47)	(47)

Accrued expenses, December 31, 2002	$—	$—

        In the third quarter of fiscal 2001, the revenues realized were below expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. At that time, we also reduced our revenue expectations for the fourth quarter of fiscal year 2001 and for the fiscal year 2002. Based on the reduced revenue expectations, management evaluated the business plan and made significant changes, resulting in a restructuring plan for our operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of our e-business focus to emphasize our marketplace solutions. The restructuring plan resulted in a pretax charge totaling $7.0 million. As of December 31,

2002, there was $0.9 million remaining in accrued expenses relating to the restructuring. During the three months ended December 31, 2002, the following activity was recorded:

	Closedown/ Consolidation of Facilities	Total
Accrued expenses, September 30, 2002	$1,105	$1,105
Payments	(190)	(190)

Accrued expenses, December 31, 2002	$915	$915

We expect that the remaining obligations will be paid-out by March 2008.

        In the fourth quarter of fiscal 1999, we undertook certain actions to restructure our business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of our core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. As of December 31, 2002, there was $0.6 million remaining in the accrued expenses relating to the restructuring. During the three months ended December 31, 2002, the following activity was recorded:

Closedown/ Consolidation of Facilities
Accrued expenses, September 30, 2002	$274
Net sub-lease receipts (lease payments)	324

Accrued expenses, December 31, 2002	$598

We expect that the remaining obligations will be paid-out by December 2004.

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

        During the three months ended December 31, 2002, we recorded charges related to the impairment of certain long-lived assets and intangible assets and a portion of our goodwill. The timing and size of future impairment charges involves the application of management's judgment and estimates and could result in the write-off of all or substantially all of our long-lived assets, intangible assets and goodwill.

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

Results of Operations

        The following table sets forth the percentages of total revenues represented by certain consolidated condensed statement of operations data for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Revenues:
Software licenses	44.3%	45.9%	41.5%	38.6%
Service and other	55.7	54.1	58.5	61.4

Total revenues	100.0	100.0	100.0	100.0

Expenses:
Cost of software licenses	4.2	3.5	4.3	3.6
Cost of service and other	32.3	34.8	34.2	39.3
Selling and marketing	32.6	32.7	35.1	36.0
Research and development	19.3	20.5	21.1	23.4
General and administrative	10.8	8.6	11.7	9.8
Goodwill impairment loss	90.0	—	46.5	—
Restructuring and other charges	73.0	—	37.8	1.7

Total expenses	262.2	100.1	190.7	113.8

Income (loss) from operations	(162.2)	(0.1)	(90.7)	(13.8)
Other income (expense), net	(0.4)	(0.3)	(0.5)	(0.2)
Interest income, net	0.4	0.2	0.5	0.5

Income (loss) before provision for (benefit from) income taxes	(162.2)	(0.2)	(90.7)	(13.5)
Provision for (benefit from) income taxes	—	(0.1)	—	(4.1)

Net income (loss)	(162.2)	(0.1)	(90.7)	(9.4)
Accretion of preferred stock discount and dividend	(2.8)	—	(2.8)	—

Net income (loss) applicable to common stockholders	(165.0)%	(0.1)%	(93.5)%	(9.4)%

Comparison of the Three and Six Months Ended December 31, 2002 and 2001

Total Revenues

        Revenues are derived from software licenses and maintenance and other services. Total revenues for the three months ended December 31, 2002 decreased 4.6% to $83.0 million from $87.0 million in the three months ended December 31, 2001. Total revenues for the six months ended December 31, 2002 increased 4.6% to $160.2 million from $153.2 million in the six months ended December 31, 2001.

        Total revenues from customers outside the United States were $41.7 million and $82.3 million, or 50.3% and 51.4% of total revenues, for the three and six months ended December 31, 2002 respectively, as compared to $31.5 million and $65.3 million, or 36.2% and 42.6% of total revenues, for the three and six months ended December 31, 2001. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 2003, the overall geographical mix of revenues from customers outside the United States is expected to be relatively consistent with the prior fiscal year.

Software License Revenues

        Software license revenues represented 44.3% of total revenues for the three months ended December 31, 2002, as compared to 45.9% in the three months ended December 31, 2001. Revenues from software licenses for the three months ended December 31, 2002 decreased 7.9% to $36.8 million from $39.9 million in the three months ended December 31, 2001. This decrease primarily was due to the overall decline in demand for our manufacturing/supply chain products, in addition to the inclusion in the three months ended December 31, 2001 of software license revenue from a significant purchase by The Dow Chemical Company, offset by the inclusion of software license revenue associated with Hyprotech, which we acquired in May 2002.

        Software license revenues represented 41.5% of total revenues for the six months ended December 31, 2002, as compared to 38.6% in the six months ended December 31, 2001. Revenues from software licenses for the six months ended December 31, 2002 increased 12.3% to $66.4 million from $59.2 million in the six months ended December 31, 2001. This increase for the comparable six month periods was due a 54.2% increase in license revenue in the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. This increase was due to the inclusion in the three months ended September 30, 2002 of software license revenue associated with Hyprotech, and the negative impact of the September 11, 2001 attacks on the closure rate of license agreements in the final weeks of the three months ended September 30, 2001.

Service and Other Revenues

        Revenues from service and other consist of consulting services, post contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended December 31, 2002 decreased 1.8% to $46.2 million, from $47.1 million in the three months ended December 31, 2001. Revenues from service and other for the six months ended December 31, 2002 decreased 0.2% to $93.8 million, from $94.0 million in the six months ended December 31, 2001.

        These decreases reflect a decline in revenues from our consulting business, partially offset by the inclusion in the three and six months ended December 31, 2002 of service and other revenue associated with Hyprotech, which we acquired in May 2002. The decline in consulting revenue primarily was related to the decline in demand for our manufacturing/supply chain software products, along with which we typically sell consulting projects. The decline is also due to reductions in headcount, offset by the inclusion of service and other revenue from Hyprotech.

Cost of Software Licenses

        Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to the delivery of software, including disk duplication and third party software costs, printing of manuals and packaging. Cost of software licenses for the three months ended December 31, 2002 increased 15.0% to $3.5 million, from $3.1 million in the three months ended December 31, 2001. Cost of software licenses for the six months ended December 31, 2002 increased 24.5% to $6.8 million, from $5.5 million in the six months ended December 31, 2001. Cost of software licenses as a percentage of revenues from software licenses was 9.5% and 10.3% for the three and six months ended December 31, 2002, respectively, as compared to 7.6% and 9.3% for the three and six months ended December 31, 2001, respectively.

        The increases in software license costs, in both absolute dollars and as a percentage of revenues from software licenses, were due to the July 2002 inception of the Accenture royalty agreement and a general increase in the amortization of capitalized software costs.

Cost of Service and Other

        Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for the three months ended December 31, 2002 decreased 11.4% to $26.8 million from $30.3 million in the three months ended December 31, 2001. Cost of service and other for the six months ended December 31, 2002 decreased 9.2% to $54.8 million from $60.4 million in the six months ended December 31, 2001. Cost of service and other as a percentage of service and other revenues was 58.1% and 58.5% in the three and six months ended December 31, 2002, respectively, as compared to 64.3% and 64.2% in the three and six months ended December 31, 2001.

        This decrease in absolute dollars was due to the reductions in headcount that occurred in May 2002 and October 2002. The decrease as a percentage of service and other revenues was due to the headcount reductions, as well as the increase of revenues from software maintenance as a percentage of service and other revenue, a service that provides higher margins than consulting services.

Selling and Marketing Expenses

        Selling and marketing expenses for the three months ended December 31, 2002 decreased 5.0% to $27.0 million from $28.5 million in the three months ended December 31, 2001. Selling and marketing expenses for the six months ended December 31, 2002 increased 2.0% to $56.2 million from $55.1 million in the six months ended December 31, 2001. As a percentage of total revenues, selling and marketing expenses were 32.6% and 35.1% for the three and six months ended December 31, 2002, respectively, as compared to 32.7% and 36.0% for the three and six months ended December 31, 2001, respectively.

        The decrease in absolute dollars for the comparable three-month periods was attributable to the headcount reductions that took place in October 2002, offset by the amortization of costs associated with our October 2002 AspenWorld conference and by the inclusion of Hyprotech costs in the three months ended December 31, 2002. The increase in absolute dollars for the comparable six-month periods was primarily due to an increase in sales commissions related to higher license revenues in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 in addition to abovementioned AspenWorld and Hyprotech costs in the six months ended December 31, 2002.

Research and Development Expenses

        Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct our product development efforts. Capitalized research and development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses during the three months ended December 31, 2002 decreased 10.3% to $16.0 million from $17.8 million in the three months ended December 31, 2001. Research and development expenses during the six months ended December 31, 2002 decreased 5.8% to $33.7 million from $35.8 million in the six months ended December 31, 2001. As a percentage of revenues, research and development costs were 19.3% and 21.1% for the three and six months ended December 31, 2002, respectively, as compared to 20.5% and 23.4% for the three and six months ended December 31, 2001, respectively.

        The decrease in absolute dollars was attributable to the effect of reductions in headcount from the September 2001, May 2002 and October 2002 restructuring plans, partially offset by the inclusion in the three and six months ended December 31, 2002 of costs associated with Hyprotech. We capitalized 13.6% and 16.8% of our total research and development costs during the three and six months ended December 31, 2002, respectively. Of these amounts, 8.0% and 2.5%, respectively, related to development costs incurred by Accenture and the amortization of the purchased intellectual property. The remaining 11.1% and 11.2%, respectively, related to our internal development costs, as compared to 8.0% and 7.9% in the three and six months ended December 31, 2001. This increase in capitalized costs was due to two large development projects that were nearing completion during the six months ended December 31, 2002, for which nearly all costs incurred were eligible for capitalization.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of intangible assets. General and administrative expenses for the three months ended December 31, 2002 increased 18.7% to $8.9 million from $7.5 million for the three months ended December 31, 2001. General and administrative expenses for the six months ended December 31, 2002 increased 25.4% to $18.7 million from $14.9 million for the six months ended December 31, 2001.

        These increases were attributable primarily to a higher level of amortization relating to other intangible assets arising from our acquisition of Hyprotech in May 2002 and the inclusion of Hyprotech costs in fiscal 2003, both offset by the effect of reductions in headcount from the September 2001, May 2002 and October 2002 restructuring plans.

Interest Income

        Interest income is generated from the investment of excess cash in short-term and long-term investments and from the license of software pursuant to installment contracts. Under these installment contracts, we offer customers the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of the engineering software customers have elected to license our products through installment contracts, while significantly all of our manufacturing/supply chain customers have selected perpetual licenses for which payment is generally made up-front. Included in the annual payments of the installment contracts is an implicit interest charge based upon the interest rate established by us at the time of the license. If the mix of sales moves away from installment contracts, the interest income from these contracts in future periods will be reduced. We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any period is the result of the implicit interest established by us on installment contracts and the size of the contract portfolio. Interest income was $2.5 million and $4.6 million for the three and six months ended December 31, 2002, respectively, as compared to $1.5 and $3.6 for the three and six months ended December 31, 2001. These increases are due to the increase of installment contracts associated with Hyprotech, which we acquired in May 2002.

Interest Expense

        Interest expense is generated from interest charged on our 5 1/4% convertible debentures, notes payable and capital lease obligations. Interest expense was $2.3 million and $3.8 million for the three and six months ended December 31, 2002, respectively, as compared to $1.3 million and $2.6 million for the three and six months ended December 31, 2001. This increase was due to interest on the amounts owed to Accenture and a general increase in the amount of capital leases.

Tax Rate

        We did not record an income tax provision or benefit for the three or six months ended December 31, 2002, as we provided a full valuation against the tax loss carryforwards that were generated during the period. The effective tax rate for the three and six months ended December 31, 2001 was approximately 30.0% of pretax loss.

Liquidity and Capital Resources

        During the six months ended December 31, 2002, our cash and cash equivalents balance increased by $17.0 million. Net cash provided by operations was $11.1 million due primarily to the decrease in accounts receivable and unbilled services, offset by the net loss. Net cash provided by investing activities was $9.6 million due to the sale of investment securities of $15.5 million, partially offset by capital purchases of $2.9 million and an increase in computer software development of $4.1 million. Net cash used in financing activities was $4.0 million, consisting primarily of $3.2 million in payments on long-term debt and capital leases and $3.1 million in payments to Accenture, offset by $2.2 million in proceeds from the issuance of common stock under our employee stock purchase plan. During the six months ended December 31, 2002, we acquired $1.1 million of equipment and software by entering into capital lease arrangements.

        Historically, we have had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. These contracts represent amounts due over the life of existing term licenses. During the six months ended December 31, 2002, installment contracts decreased by $3.0 million to $105.7 million, net of $32.6 million of installment contracts sold to General Electric Credit Corporation and Fleet Business Credit Corporation. Our arrangements with these two financial institutions provide for the sale of installment contracts up to a maximum of $160.0 million, subject to approval by the institutions, having certain recourse obligations. At December 31, 2002, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $138.5 million, for which we had a partial recourse obligation that was within the range of $6.8 million to $9.2 million. We expect that there will be continued availability under the arrangements, as the collection of the sold receivables will reduce this outstanding balance, and the maximum limits under the arrangements can be increased.

        In January 2003, we executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (4.25% at December 31, 2002) plus 1/2%, which may be reduced to the bank's prime rate upon the achievement of two consecutive quarters of net income. We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. The Loan Arrangement expires in January 2005.

        In February and March 2002, we issued and sold 40,000 shares of Series B-I convertible preferred stock and 20,000 shares of Series B-II convertible preferred stock, together with warrants to purchase 791,044 shares of common stock, for an aggregate purchase price of $60.0 million. The Series B preferred stock accrues dividends at an annual rate of 4% that is payable quarterly, commencing in June 30, 2002, in either cash or common stock, at our option (subject to our satisfaction of specified conditions set forth in our charter). On January 2, 2003, we issued 196,971 shares of common stock in satisfaction of this obligation for the three months ended December 31, 2002.

        As of December 31, 2002, we had cash and cash-equivalents totaling $50.6 million, as well as short-term investments totaling $3.1 million. Our commitments as of December 31, 2002, consisted primarily of amounts owed to Accenture, capital lease obligations and leases on our headquarters and other facilities. Other than these, there were no other material commitments for capital or other expenditures. Our obligations related to these items as of December 31, 2002 are as follows (in thousands):

	2003	2004	2005	2006	2007	Thereafter
Non-cancelable operating leases	$8,704	$12,932	$11,373	$11,480	$11,405	$45,888
Non-cancelable capital leases and debt obligations	2,934	4,016	689	312	300	568
Amounts owed to Accenture	6,667	1,333	—	—	—	—

Total commitments	$18,304	$18,281	$12,062	$11,792	$11,705	$46,456

        We believe our current cash balances, availability of sales of our installment contracts, availability under the Silicon Valley Bank line of credit and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

        If, due to one or more of the foregoing factors or an unanticipated cause, our operating results fail to meet the expectations of public market analysts and investors in a future quarter, the market price of our common stock would likely decline. Since April 5, 2002, the date on which we preliminarily announced our estimated results for the three months ended March 31, 2002, through the close of business on February 10, 2003, the price per share of our common stock, as reported by the Nasdaq National Market, decreased from $17.37 to $2.95.

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

        We can provide no assurance as to the outcome of the FTC's investigation. Any conclusion of this investigation in a manner adverse to us would have a material adverse effect on our business and results of operations. In addition, the cost to us of continuing to cooperate in the investigation or of defending any litigation or other proceeding that may result from the investigation, even if resolved in our favor, could be substantial. The continuance of the investigation or any commencement of litigation or any other proceeding would continue to divert the attention of our management. Uncertainties resulting from the continuation of this investigation or the initiation of litigation or other proceedings could harm our ability to compete in the marketplace.

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

        If economic conditions and the markets for our products do not improve, sales of our product lines, particularly our manufacturing and supply chain product suites, will be adversely affected.

        Adverse changes in the economy and continuing global uncertainty have caused delays and reductions in information technology spending by our customers and a consequent deterioration of the markets for our products and services, particularly our manufacturing and supply chain product suites. If these adverse economic conditions continue or worsen, we will experience further reductions, delays, and postponements of customer purchases that will negatively impact our revenue and operating results. If economic and political conditions and the market for our products do not improve and our revenues decline, our business could be harmed, and we may not be able to further reduce our costs to align them with these decreased revenues.

        We may require additional capital.

        We may need to raise additional capital in order to fund the continued development and marketing of our solutions. We expect our current cash balances, cash-equivalents, short-term investments, availability of sales of our installment contracts, availability under the Silicon Valley Bank lines of credit and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. An important part of our cash management program is the sale of receivables. Historically, we have had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. These contracts represent amounts due over the life of existing term licenses. During the six months ended December 31, 2002, installment contracts decreased by $3.0 million to $105.7 million, net of $32.6 million of installment contracts sold to General Electric Credit Corporation and Fleet Business Credit Corporation. Our ability to continue these arrangements or replace them with similar arrangements is important to maintaining adequate funding. In addition, in August 2002, we amended several of the terms of our strategic alliance with Accenture, which will require us to make monthly cash payments totaling $11.1 million, $8.0 million of which is outstanding as of December 31, 2002 and payable in installments through July 2003, instead of the originally agreed-to stock payment in August 2002. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. In 2002, we issued convertible preferred stock and common stock warrants that contain anti-dilution provisions, rights of first refusal and other terms that may limit or impair our ability to raise additional funds through future financings. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

        Our operating results may be harmed if our restructuring plans and cost reduction measures do not achieve the anticipated results or cause undesirable consequences.

        Since the fourth quarter of fiscal 1999, we have implemented restructuring plans and cost reduction measures, which have included, among other things, significant workforce reductions. Because of the nature and extent of the restructuring actions we have taken to date, we may be unable to initiate additional, significant restructuring measures in future periods. If we fail to achieve the desired results of our restructuring plans and our cost reduction measures, we may suffer material harm to our business.

        Our recent cost reduction initiative may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plans. As a result of these factors, our employees may seek alternate employment. Attrition beyond our planned reduction in workforce could have a material adverse effect on our financial performance.

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

        Moreover, a portion of our product development for enterprise solutions in the foreseeable future is expected to be conducted through co-development arrangements with Accenture LLP that we entered into in February 2002. Our business and operating results will be harmed if this co-development arrangement does not result in our being able to deliver timely products sought by companies in the process industries.

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

        The equity markets have from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, and those fluctuations have often been unrelated to the operating performance of particular companies. In addition, factors such as our financial performance, announcements of technological innovations or new products by us or our competitors, as well as market conditions in the computer software or hardware industries, may have a significant impact on the market price of our common stock. Since April 5, 2002, the date on which we preliminarily announced our estimated results for the three months ended March 31, 2002, the price per share of our common stock, as reported by the Nasdaq National Market, decreased from $17.90 to a low of $0.59 on October 11, 2002. On February 10, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $2.95.

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

        As part of our obligations under these financings, we registered for public resale by the holders of the Series B-I and B-II convertible preferred stock and common stock issued in the financings a total of 13,776,392 shares of common stock, including shares issuable upon conversion of the Series B-I and B-II convertible preferred stock and exercise of the warrants and shares that may become issuable as a result of antidilution provisions. If all of these registered shares were to be issued (disregarding limitations on the right of a holder to acquire shares of common stock upon the conversion of Series B-I or B-II convertible preferred stock or the exercise of warrants if the conversion or exercise would result in this holder beneficially owning more than 4.99% of our outstanding common stock without first providing us proper notice), these shares would represent 35.3% shares of our common stock issued and outstanding as of February 10, 2003. Any sale of these shares of common stock into the public market could cause a decline in the trading price of our common stock.

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

        Principal (Notional) Amounts by Expected Maturity in U.S. Dollars($)

	Fair Value at 12/31/2002	FY2003	FY2004
Cash Equivalents	$50,610	$50,610	$—
Weighted Average Interest Rate	1.38%	1.38%	—
Investments	$3,055	$2,015	$1,040
Weighted Average Interest Rate	2.57%	2.52%	2.66%
Total Portfolio	$53,665	$52,625	$1,040
Weighted Average Interest Rate	1.45%	1.42%	2.66%

Impact of Foreign Currency Rate Changes

        During the first six months of fiscal 2003, the U.S. dollar generally weakened against Asia/Pacific and European currencies. The translation of the parent company's intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts and installment receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

        We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $7.9 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Netherlands, and Euro currencies, which represented underlying customer accounts receivable transactions at December 31, 2002. At each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and losses related to these instruments for the six months ended December 31, 2002 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

        The following table provides information about our foreign exchange forward contracts at December 31, 2002. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at December 31, 2002.

        Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

Currency	Average Contract Rate	Forward Amount in U.S. Dollars (in thousands)	Contract Origination Date	Contract Maturity Date
Euro	1.08	$3,289	Various: Jan 01 — Dec 02	Various: Jan 03 — May 04
Japanese Yen	118.88	2,143	Various: Jan 01 — Jul 02	Various: Jan 03 — Aug 04
British Pound Sterling	0.67	1,981	Various: Jan 01 — Dec 02	Various: Feb 03 — Jul 04
Swiss Franc	1.50	456	Various: Aug 02 — Nov 02	Various: Feb 03 — Mar 04

Total		$7,869

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        By letter of June 7, 2002, the FTC informed us that it was conducting an investigation into the competitive effects of our recent acquisition of Hyprotech. We completed production of all requested documents in January 2003, are currently complying with deposition requests and expect to conclude our presentation to the FTC of our market analysis and supporting arguments for the acquisition in February 2003. We continue to cooperate fully with the FTC.

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

        On May 31, 2002, we acquired the capital stock of Hyprotech from AEA Technology plc. AEA is engaged in arbitration proceedings in England over a contract dispute with KBC Advanced Technologies PLC, an English technology and consulting services company. The dispute remains in arbitration and concerns the characterization of certain technology for purposes of calculating royalties, plus other contractual rights with respect to Hysys.Refinery. Hysys.Refinery was retained by AEA with support for Hysys.Refinery to be provided by Hyprotech pursuant to a contract with AEA. We indemnified AEA under the Sale and Purchase Agreement with AEA dated May 10, 2002 against any costs, damages or expenses in respect of a claim brought by KBC alleging damages due to AEA's (a) failure to comply with its contractual obligations after the acquisition, (b) breach of non-competition clauses with respect to activities occurring after the acquisition, (c) breach of certain obligations to KBC under its agreement by virtue of the acquisition, or (d) execution of the acquisition agreement.

        On September 11, 2002, we and Hyprotech were sued by KBC in state district court in Houston, Texas on issues related to the technology subject to review in the arbitration proceeding. KBC has requested actual and exemplary damages, costs and interest. We believe the causes of action to be without merit and will defend the case vigorously. We have filed a counterclaim against KBC requesting actual and punitive damages and attorney fees.

Item 2.    Changes in Securities and Use of Proceeds

        In accordance with the terms of our Series B preferred stock, on October 1, 2002 and January 2, 2003, we elected to issue to the holders of our Series B preferred stock a total of 189,468 and 196,971 shares of our common stock in payment of the dividends accrued in the amounts of $604,932 on our Series B preferred stock for the quarterly dividend periods ended September 30, 2002 and December 31, 2002, respectively.    The issuance of these dividend shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption from the registration provisions of the Securities Act for sales by an issuer not involving a public offering. We have registered these dividend shares for resale under the Securities Act on a shelf registration statement on Form S-3 (registration no. 333-90066).

Item 4.    Submission of Matters to a Vote of Security Holders

        We held our annual meeting of stockholders on December 10, 2002 to elect two directors to hold office until our 2005 annual meeting of stockholders. Proxies for the meeting were solicited in accordance with Section 14(a) of the Securities Exchange Act pursuant to a proxy statement dated November 4, 2002. There was no solicitation in opposition to the persons nominated by the board of directors, and both of the board's nominees were elected. The votes cast by proxy or in person with respect to the election of directors, as determined by the final report of the inspectors, are set forth below. There were no broker non-votes with respect to either nominee.

Nominee	Votes for Nominee	Votes Withheld
Lawrence B. Evans	31,814,831	327,042
Joan C. McArdle	31,452,078	689,795

        The following directors of the company continued in office after the annual meeting: Gresham T. Brebach, Jr., Douglas R. Brown, Stephen L. Brown, Stephen M. Jennings, and David L. McQuillin.

Item 6.    Exhibits and Reports on Form 8-K

        (a) Exhibits

Exhibit Number	Description
10.1	Loan and Security Agreement, dated as of January 30, 2003, by and among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.
10.2	Export-Import Bank Loan and Security Agreement, dated as of January 30, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.
10.3	Export-Import Bank Borrower Agreement, dated as of January 30, 2003, by and between Aspen Technology, Inc. and AspenTech Inc. in favor of the Export-Import Bank of the United States and Silicon Valley Bank.
10.4	Promissory Note (Ex-Im), dated January 30, 2003, by and between Aspen Technology, Inc. and AspenTech, Inc. in favor of Silicon Valley Bank.
10.5	Form of Negative Pledge Agreement, dated as of January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.
10.6	Security Agreement, dated as of January 30, 2003, by and between Silicon Valley Bank and AspenTech Securities Corporation.
10.7	Unconditional Guaranty, dated as of January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank.
10.8	Amendment No. 1 to Security Agreement, dated as of January 30, 2003, by and between Accenture LLP and Aspen Technology, Inc.
10.9	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and David L. McQuillin.
10.10	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and Stephen J. Doyle.

        (b) Reports on Form 8-K

        On October 10, 2002, we filed a current report on Form 8-K with respect to our press release announcing preliminary financial results for the fiscal quarter ended September 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
By:	/s/ DAVID L. MCQUILLIN David L. McQuillin President and Chief Executive Officer

Date: February 14, 2003

By:	/s/ LISA W. ZAPPALA Lisa W. Zappala Senior Vice President and Chief Financial Officer

Date: February 14, 2003

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

Date: February 14, 2003

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

Date: February 14, 2003

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
PART II. OTHER INFORMATION
SIGNATURE
CERTIFICATIONS