Form 10-Q
period 2003-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2003-05-15
CIK 929940

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24786

Aspen Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2739697 (IRS Employer Identification No.)
Ten Canal Park, Cambridge, Massachusetts 02141 (Address of principal executive office and zip code)
(617) 949-1000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 12, 2003, there were 39,268,572 shares of the registrant's common stock (par value $.10 per share) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2003	June 30, 2002
	(Unaudited and in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$53,414	$33,571
Short-term investments	—	18,549
Accounts receivable, net	77,716	95,418
Unbilled services	18,819	30,569
Current portion of long-term installments receivable, net	29,114	40,404
Deferred tax asset	2,929	2,929
Prepaid expenses and other current assets	14,494	18,699

Total current assets	196,486	240,139

Long-term installments receivable, net	68,829	68,318

Property and leasehold improvements, at cost	128,575	133,676
Accumulated depreciation and amortization	(93,053)	(82,873)

	35,522	50,803

Computer software development costs, net	15,885	13,810
Purchased intellectual property, net	2,002	27,626
Other intangible assets, net	29,194	41,105
Goodwill, net	14,287	84,258
Deferred tax asset	15,576	15,576
Other assets	5,867	6,708

	$383,648	$548,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,954	$5,334
Amount owed to Accenture	5,333	11,100
Accounts payable and accrued expenses	75,619	94,987
Unearned revenue	18,429	20,983
Deferred revenue	38,887	38,624

Total current liabilities	143,222	171,028

Long-term debt and obligations, less current maturities	4,084	5,885
5 1/4% Convertible subordinated debentures	86,250	86,250
Obligation subject to common stock settlement	5,006	1,810
Deferred revenue, less current portion	12,426	9,548
Deferred tax liability	14,496	15,003
Other liabilities	3,086	5,031

Stockholders' equity:
Preferred stock
Outstanding—60,000 shares as of March 31, 2003 and June 30, 2002	55,763	50,753
Common stock
Outstanding—38,795,179 as of March 31, 2003 and 37,500,753 as of June 30, 2002	3,905	3,773
Additional paid-in capital	315,089	310,039
Accumulated deficit	(259,411)	(107,593)
Accumulated other comprehensive gain (loss)	234	(2,682)
Treasury stock, at cost	(502)	(502)

Total stockholders' equity	115,078	253,788

	$383,648	$548,343

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(Unaudited and in thousands, except per share data)
Software licenses	$34,883	$37,380	$101,310	$96,550
Service and other	44,846	46,086	138,642	140,102

Total revenues	79,729	83,466	239,952	236,652

Cost of software licenses	2,891	3,165	9,737	8,663
Cost of service and other	25,745	29,969	80,576	90,372
Selling and marketing	24,455	29,521	80,640	84,597
Research and development	15,727	19,585	49,469	55,413
General and administrative	8,893	8,678	27,637	23,620
Goodwill impairment charge	—	—	74,715	—
Restructuring and other charges	2,100	(500)	62,629	2,142

Total costs and expenses	79,811	90,418	385,403	264,807

Loss from operations	(82)	(6,952)	(145,451)	(28,155)
Other income (expense), net	64	(152)	(750)	(505)
Interest income, net	349	103	1,198	999

Income (loss) before benefit from income taxes	331	(7,001)	(145,003)	(27,661)
Benefit from income taxes	—	(2,100)	—	(8,299)

Net income (loss)	331	(4,901)	(145,003)	(19,362)
Accretion of preferred stock discount and dividend	(2,291)	(4,140)	(6,812)	(4,140)

Net loss applicable to common shareholders	$(1,960)	$(9,041)	$(151,815)	$(23,502)

Basic and diluted loss applicable to common shareholders per share	$(0.05)	$(0.28)	$(3.96)	$(0.74)

Basic and diluted weighted average shares outstanding	38,795	31,948	38,295	31,768

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2003	2002
	(Unaudited and in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(145,003)	$(19,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,611	17,214
Goodwill impairment charge	74,715	—
Asset impairments and write-offs under the restructuring and other charges	38,732	—
Gain on revaluation of intercompany loans denominated in foreign currencies	(1,124)	—
Research and development costs subject to common stock settlement	787	—
Amortization of deferred stock-based compensation	—	156
Loss on disposal of property and leasehold improvements	183	—
Deferred income taxes	(507)	(2,823)
Decrease in accounts receivable	20,006	5,695
Decrease (increase) in unbilled services	13,039	(2,629)
Decrease in installments receivable	11,694	19,315
Decrease (increase) in prepaid expenses and other current assets	4,462	(3,671)
Decrease in accounts payable and accrued expenses	(19,977)	(15,618)
Increase (decrease) in unearned revenue	(2,844)	2,574
Increase in deferred revenue	2,263	1,496

Net cash provided by operating activities	19,037	2,347

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(4,286)	(7,651)
Proceeds from sale of property	—	1,725
Sale of investment securities	18,535	16,381
Decrease (increase) in other long-term assets	867	(1,233)
Increase in computer software development costs	(5,560)	(5,285)
Decrease in other long-term liabilities	(1,945)	—

Net cash provided by investing activities	7,611	3,937

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Series B convertible preferred stock and common stock warrants, net of issuance costs	—	56,664
Issuance of common stock under employee stock purchase plans	3,295	5,637
Exercise of stock options	85	1,084
Payment of amount owed to Accenture	(5,767)	—
Payments of long-term debt and capital lease obligations	(5,033)	(2,747)

Net cash (used in) provided by financing activities	(7,420)	60,638

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	615	(381)

INCREASE IN CASH AND CASH EQUIVALENTS	19,843	66,541
CASH AND CASH EQUIVALENTS, beginning of period	33,571	36,633
CASH AND CASH EQUIVALENTS, end of period	$53,414	$103,174

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.     Interim Condensed and Consolidated Financial Statements

        In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these unaudited interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2002, which are contained in the Annual Report on 10-K of Aspen Technology, Inc. (the Company), as previously filed with the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of June 30, 2002 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the three- and nine-month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2.     Short-term Investments

        Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are required to be recorded at market value in the financial statements. Unrealized gains and losses have been accounted for as a separate component of stockholders' equity within accumulated other comprehensive loss. Realized investment gains and losses were not material in the three- or nine- month periods ended March 31, 2003 and 2002. The Company did not hold any investments as of March 31, 2003. The Company does not use derivative financial instruments in its investment portfolio.

        Cash equivalents totaling $12.9 million were held by the bank as compensating balances for outstanding letters of credit as of March 31, 2003.

3.     Sale of Installments Receivable

        Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one-to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rates utilized for the three and nine months ended March 31, 2003 were 7.0% and 7.0% to 7.5%, respectively. In the three and nine months ended March 31, 2002, the rates utilized were 7.0% and 7.0% to 8.0%, respectively.

        The Company has arrangements to sell its installments receivable to two financial institutions. The Company sold, with limited recourse, certain of its installment contracts for aggregate proceeds of approximately $16.6 million and $49.2 million during the three and nine months ended March 31, 2003, respectively. The financial institutions have certain recourse to the Company upon non-payment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions. Collections of these receivables reduce the Company's recourse obligations, as defined. Generally, no gain or loss is recognized on the sale of the receivables, due to the consistency of the discount rates used by the Company and the financial institutions.

        At March 31, 2003, the balance of the uncollected principal portion of all contracts sold was $132.7 million, with approximately $50 million of additional availability under the arrangements. The Company expects that there will be continued ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. The Company's potential recourse obligation related to these contracts is within the range of $5.6 million to $9.1 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

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

        At March 31, 2003, the Company had effectively hedged $7.1 million of installments receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than risk management. The gross value of the long-term installments receivable that were denominated in foreign currency was $29.3 million at March 31, 2003. The March 2003 installments receivable mature through April 2007. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

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

        The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of March 31, 2003. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated condensed financial statements. The table presents the notional amount (at contract exchange rates), the estimated fair value and the weighted average contractual foreign currency rates (in thousands, except average contract rates):

	Notional Amount	Estimated Fair value	Average Contract Rate
Euro	$3,369	$3,504	1.00
Japanese Yen	1,767	1,695	121.18
British Pound Sterling	1,691	1,738	0.67
Swiss Franc	249	257	1.41

	$7,076	$7,194

*
The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of March 31, 2003. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company's banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

5.     Stock-Based Compensation Plans

        The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs. The Company accounts for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and has elected the disclosure-only alternative under SFAS No. 123, as amended by SFAS No. 148. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period.

        Had compensation cost for the Company's stock plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net income (loss) attributable to common shareholders, and net income (loss) attributable to common shareholders per share would have been as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss attributable to common shareholders (in thousands)—
As reported	$(1,960)	$(9,041)	$(151,815)	$(23,502)
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	3,205	5,462	12,059	16,287

Pro forma	$(5,165)	$(14,503)	$(163,874)	$(39,789)

Net loss attributable to common shareholders per share— Basic and Diluted—
As reported	$(0.05)	$(0.28)	$(3.96)	$(0.74)
Pro forma	(0.13)	(0.45)	(4.28)	(1.25)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Risk free interest rates	2.78%	N/A	2.78–3.29%	3.91–4.39%
Expected dividend yield	None	N/A	None	None
Expected life	5 Years	N/A	5 Years	5 Years
Expected volatility	99%	N/A	99%	72%
Weighted average fair value per option	$2.17	N/A	$2.34	$8.00

        The Company did not issue stock options during the three months ended March 31, 2002.

6.     Net Income (Loss) Per Common Share

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

        The following dilutive effect of potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Convertible debt	1,628	1,628	1,628	1,628
Convertible preferred stock	3,135	1,341	3,135	441
Obligation subject to common stock settlement	1,927	681	1,518	224
Preferred stock dividend, to be settled in common stock	114	3	102	1
Options, restricted stock and warrants	47	1,857	34	1,227

Total	6,851	5,510	6,417	3,521

7.     Comprehensive Income (Loss)

        The components of comprehensive income (loss) for the three and nine months ended March 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002
Net Income (loss)	$331	$(4,901)	$(145,003)	$(19,362)
Unrealized gain (loss) on investments	(122)	(141)	(127)	(247)
Foreign currency translation adjustment	729	(750)	3,043	79

Comprehensive gain (loss)	$938	$(5,792)	$(142,087)	$(19,530)

8.     Goodwill Adjustments and Impairment Charge

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

        The Company follows the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". In October 2002, management determined that the goodwill should be tested for impairment as a result of management's lowered revenue expectations and the overall decline in the Company's market value. An independent third party valued the Company's three reporting units: license, consulting services, and maintenance and training. The valuation was based on an income approach, using a five-year present value calculation of income, and a market approach, using comparable company valuations. Based on this analysis, it was determined that the full values of the goodwill associated with the license reporting unit and consulting services reporting unit were impaired. This resulted in a $74.7 million aggregate impairment charge. It was also determined that the fair value of the maintenance and training reporting unit exceeded its carrying value, resulting in no impairment of its goodwill.

        The changes in the carrying amount of goodwill related to the maintenance and training reporting unit for the three months ended March 31, 2003 were as follows (in thousands):

	Reporting Unit
	License	Consulting Services	Maintenance and Training	Total
Carrying amount as of December 31, 2002	$—	$—	$11,341	$11,341
Acquisition (see Note 13)	2,358	147	442	2,947
Effect of change in rates used for translation	—	—	(1)	(1)

Carrying amount as of March 31, 2003	$2,358	$147	$11,782	$14,287

9.     Restructuring and Other Charges

  (a) Q3 FY03

        The restructuring and other charges, totaling $2.1 million in the accompanying consolidated condensed statements of operations for the three months ended March 31, 2003, consist of accrued professional service fees related to the ongoing FTC investigation as discussed in Note 11.

  (b) Q2 FY03

        In October 2002, the Company recorded restructuring and other charges totaling $60.5 million, consisting of $55.6 million of charges associated with the Company's October 2002 restructuring plan, and $4.9 million of accrued legal costs related to the ongoing FTC investigation as discussed in Note 11.

        In October 2002, the Company initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and general economic uncertainties. In addition, the Company revised its revenue expectations for the remainder of the fiscal year and beyond, primarily related to the Company's manufacturing / supply chain product line, which has been effected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, cancellation of certain internal capital projects and discontinuation of development and support for certain non-critical products. As a result of the discontinuation of development and support for certain products, coupled with the revised revenue expectations, certain long-lived assets were reviewed and determined to be impaired in accordance with SFAS No. 144. These actions resulted in an aggregate restructuring charge of $55.6 million. As of March 31, 2003, there was $9.0 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the nine months ended March 31, 2003, the following activity was recorded (in thousands):

	Closedown/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment/ Write-off of Assets	Total
Restructuring charge	$8,670	$8,169	$38,732	$55,571
Write-off/Impairment of assets	—	—	(38,732)	(38,732)
Payments	(69)	(4,769)	—	(4,838)

Accrued expenses, December 31, 2002	8,601	3,400	—	12,001
Payments	(1,416)	(1,631)	—	(3,047)

Accrued expenses, March 31, 2003	$7,185	$1,769	$—	$8,954

        The Company expects that the remaining obligations will be paid-out by December 2010.

        Closedown/consolidation of facilities:    Approximately $8.7 million of the restructuring charge related to the termination of facility leases and other lease related costs. The facility leases had remaining terms ranging from several months to eight years. The amount accrued was an estimate of the remaining obligation under the lease or actual costs to buy-out leases, reduced by expected income from the sublease of the underlying properties.

        Employee severance, benefits and related costs:    Approximately $8.2 million of the restructuring charge related to the reduction in headcount. Approximately 400 employees, or 20% of the workforce, were eliminated under the restructuring plan implemented by management. All geographic regions and business units were affected, including services, sales and marketing, research and development, and general and administrative.

        Impairment/write-off of assets:    Approximately $38.7 million of the restructuring charge related to charges associated with long-lived assets that were reviewed for impairment under the provisions of SFAS No. 144 and were either written-down to fair value or written-off due to the fact that they will no longer be utilized. The resulting charges included:

  •
  A $23.6 million impairment charge related to the intellectual property purchased from Accenture in February 2002. The fair value of this asset was determined by forecasting the future net cash flows associated with the asset and then was compared to its carrying value. This intellectual property was used primarily in the development of manufacturing / supply chain software products, within the Company's license line of business. As noted above, the revenue expectations for the manufacturing / supply chain product line were significantly reduced by management, which prompted the review for impairment.

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

  •
  A $1.9 million impairment charge related to assets and liabilities associated with certain products of which the Company is divesting itself. These assets had historically been considered to be part of the license line of business. As part of the cost reductions, management decided that the Company would no longer devote resources to the development or support of these products. The fair value of the related assets was determined from letters of intent to purchase the intellectual property.

  (c) Q4 FY02

        In the fourth quarter of fiscal 2002, the Company initiated a plan to reduce its operating expenses and to restructure operations around its two primary product lines, engineering software and manufacturing/supply chain software. The Company reduced worldwide headcount by approximately 10% or 200 employees, closed-down and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $14.4 million. As of March 31, 2003, there was $6.4 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended March 31, 2003, the following activity was recorded:

	Closedown/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, December 31, 2002	$4,768	$2,798	$7,566
Payments	(329)	(801)	(1,130)

Accrued expenses, March 31, 2003	$4,439	$1,997	$6,436

The Company expects that the remaining obligations will be paid-out by December 2010.

  (d) Q4 FY01

        In the third quarter of fiscal 2001, the revenues realized by the Company were below the Company's expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. At that time, the Company also reduced its revenue expectations for the fourth quarter of fiscal year 2001 and for the fiscal year 2002. Based on the reduced revenue expectations, Company management evaluated the business plan and made significant changes, resulting in a restructuring plan for the Company's operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of the Company's e-business focus to emphasize its marketplace solutions. The restructuring plan resulted in a pretax charge totaling $7.0 million. As of March 31, 2003, there was

$0.8 million remaining in accrued expenses relating to the restructuring. During the three months ended March 31, 2003, the following activity was recorded:

Closedown/ Consolidation of Facilities
Accrued expenses, December 31, 2002	$915
Payments	(128)

Accrued expenses, March 31, 2003	$787

The Company expects that the remaining obligations will be paid-out by March 2008.

  (e) Q4 FY99

        In the fourth quarter of fiscal 1999, the Company undertook certain actions to restructure its business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of the Company's core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. As of March 31, 2003, there was $0.6 million remaining in the accrued expenses relating to the restructuring. During the three months ended March 31, 2003, the following activity was recorded:

Closedown/ Consolidation of Facilities
Accrued expenses, December 31, 2002	$598
Payments	(37)

Accrued expenses, March 31, 2003	$561

The Company expects that the remaining obligations will be paid-out by December 2004.

10.   Strategic Alliance

        On February 8, 2002 the Company entered into a strategic alliance with Accenture, focused on creating solutions for manufacturing and supply chain execution by chemical and petroleum manufacturers. Under the alliance, the Company will pay $29.6 million for intellectual property and up to $7.4 million for services. The $29.6 million intellectual property obligation was partially settled with the payment of $18.5 million in common stock on June 9, 2002. In August 2002, the alliance agreements were amended to provide a payment schedule for the remaining $11.1 million. Under this revised payment schedule, the Company made cash payments totaling $5.8 million in the nine months ended March 31, 2003 and will make the remaining payments in installments of cash, due through July 2003. In addition, the unpaid balance of this obligation accrues interest at a rate of 1.5% per month and, as of March 31, 2003, was secured by a pledge of certain installments receivable not sold to financial institutions. As discussed in Note 8(b), during the three months ended December 31, 2002 it was determined that the intellectual property was impaired, which resulted in an impairment charge of $23.6 million.

        Beginning July 1, 2002, the Company is obligated to pay Accenture a royalty on sales of certain software products over a four-year period. During the three and nine months ended March 31, 2003, the Company accrued $0.3 million and $0.8 million, respectively, associated with this royalty obligation.

11.   Commitments and Contingencies

  (a) FTC investigation

        By letter of June 7, 2002, the FTC informed the Company that it was conducting an investigation into the competitive effects of the Company's recent acquisition of Hyprotech. The Company completed production of all requested documents in January 2003, and has presented marketing analyses and supporting arguments. The FTC may determine to challenge the acquisition through an administrative civil complaint seeking to declare the acquisition in violation of Section 7 of the Clayton Act or Section 5 of the FTC Act. If the FTC were to prevail in that challenge, it could seek to impose a wide variety of remedies, some of which may have a material adverse effect on the Company's ability to continue to operate under its current business plans. These potential remedies include divestiture of Hyprotech, as well as mandatory licensing of Hyprotech software products and the Company's other engineering software products to one or more of its competitors. The Company continues to cooperate fully with the FTC. During the quarters ended March 31, 2003 and December 31, 2002, the Company provided $2.1 million and $4.9 million, respectively, for estimated professional service fees associated with the FTC investigation.

  (b) Litigation

        On May 31, 2002, the Company acquired the capital stock of Hyprotech from AEA Technology plc. AEA Technology is engaged in arbitration proceedings in England over a contract dispute with KBC Advanced Technologies PLC, an English technology and consulting services company ("KBC"). The dispute remains in arbitration and concerns the characterization of certain technology for purposes of calculating royalties, plus other contractual rights, with respect to Hysys.Refinery. Hysys.Refinery was retained by AEA Technology with support for Hysys.Refinery to be provided by Hyprotech pursuant to a contract with AEA Technology. The Company indemnified AEA under the Sale and Purchase Agreement between AEA Technology plc and the Company dated May 10, 2002 against any costs, damages or expenses in respect of a claim brought by KBC alleging damages due to AEA's i) failure to comply with its contractual obligations after the acquisition, ii) breach of non-competition clauses with respect to activities occurring after the acquisition, iii) breach of certain obligations to KBC under its agreement by virtue of the acquisition, or iv) execution of the acquisition agreement. On March 31, 2003 the arbitrator delivered a partial decision in the arbitration, as a result of which the Company has not received any request under the indemnification agreement nor does the Company now expect to receive one. The Company is working with AEA in the resolution of this matter.

        On September 11, 2002, the Company and Hyprotech were sued by KBC in state district court in Houston, Texas on issues related to the technology subject to review in the arbitration proceeding. KBC has requested actual and exemplary damages, costs and interest. The Company believes the causes of action to be without merit and will defend the case vigorously. The Company has filed a counterclaim against KBC requesting actual and punitive damages and attorney fees. A trial date has been set for January 19, 2004.

12.   Line of credit

        In January 2003, the Company executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (4.25% at March 31, 2003) plus 1/2%, which may be reduced to the bank's prime rate upon the achievement of two consecutive quarters of net income. The Company is required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of the assets of the Company, and upon achieving certain net income targets, the collateral will be reduced to a lien on the accounts receivable. The Company is required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. The Loan Arrangement expires in January 2005.

13.   Acquisitions and dispositions

  (a) Acquisition of salesforce

        In January 2003, the Company acquired a portion of the salesforce of Soteica S.R.L. and bought-out the exclusive marketing rights held by Soteica. Soteica was a sales-agent of Hyprotech that held exclusive rights to market Hyprotech products in certain South and Latin American countries, including Argentina, Brazil, Mexico and Venezuela. The total purchase price of $3.0 million consists of the net present value of 12 quarterly payments of $0.3 million beginning in April 2003. Allocation of the purchase price was based on an independent appraisal of the fair value of the net assets acquired. The purchase price was allocated as follows (in thousands):

Description	Amount	Life
Marketing rights	$80	2 months
Goodwill	2,947	—

Total purchase price	$3,027

Pro forma information related to this acquisition is not presented, as the effect of this acquisition is not material.

  (b) Sale of Aspen Metals product

        On January 31, 2003, the Company completed the sale of the assets and liabilities associated with the Aspen Metals products. These products were originally acquired by the Company in the December 2000 acquisition of Broner Systems. The Company will receive an aggregate of £300,000 ($494,000 as of January 31, 2003), to be paid in four semi-annual installments from June 2003 to January 2005. The Company recorded a loss on the sale of the net assets of $0.3 million, which was included in the restructuring and other charge for the three months ended December 31, 2002.

14.   Segment Information

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

	License	Consulting Services	Maintenance and Training	Total
Three Months Ended March 31, 2003—
Revenues from unaffiliated customers	$34,883	$25,237	$19,609	$79,729
Controllable expenses	15,023	18,684	3,075	36,782

Controllable margin(1)	$19,860	$6,553	$16,534	$42,947

Three Months Ended March 31, 2002—
Revenues from unaffiliated customers	$37,380	$31,566	$14,520	$83,466
Controllable expenses	15,837	23,305	3,089	42,231

Controllable margin(1)	$21,543	$8,261	$11,431	$41,235

Nine Months Ended March 31, 2003—
Revenues from unaffiliated customers	$101,310	$79,818	$58,824	$239,952
Controllable expenses	49,277	62,045	9,427	120,749

Controllable margin(1)	$52,033	$17,773	$49,397	$119,203

Nine Months Ended March 31, 2002—
Revenues from unaffiliated customers	$96,550	$96,254	$43,848	$236,652
Controllable expenses	45,263	68,062	8,819	122,144

Controllable margin(1)	$51,287	$28,192	$35,029	$114,508

(1)
The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

	Three Months Ending March 31,		Nine Months Ending March 31,
	2003	2002	2003	2002
Total controllable margin for reportable segments	$42,947	$41,235	$119,203	$114,508
Selling and marketing	(20,921)	(22,072)	(69,414)	(64,288)
Research and development	—	(5,160)	—	(15,441)
General and administrative and overhead	(20,008)	(21,455)	(57,896)	(60,792)
Goodwill impairment losses	—	—	(74,715)	—
Restructuring and other charges	(2,100)	500	(62,629)	(2,142)
Interest and other income and expense, net	413	(49)	448	494

Income (loss) before benefit from income taxes	$331	$(7,001)	$(145,003)	$(27,661)

15.   Accounting Policies and Recent Accounting Pronouncements

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

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial statements.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123". This statement amends Statement 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted Statement 148 effective January 1, 2003 and has provided the disclosures required under Statement 148 in Note 5.

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

        We acquired Hyprotech in a transaction accounted for as a purchase. Our operating results include the operating results of this acquisition only for periods subsequent to its date of acquisition.

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

  Significant Events—Quarter Ended March 31, 2003

        The restructuring and other charges, totaling $2.1 million in the accompanying consolidated condensed statements of operations for the three months ended March 31, 2003, consist of accrued professional service fees related to the ongoing FTC investigation into our acquisition of Hyprotech.

        In January 2003, we acquired a portion of the salesforce of Soteica S.R.L. and bought-out the exclusive marketing rights held by Soteica. Soteica was a sales-agent of Hyprotech that held exclusive rights to market Hyprotech products in certain South and Latin American countries, including Argentina, Brazil, Mexico and Venezuela. The total purchase price of $3.0 million consists of the net present value of 12 quarterly payments of $0.3 million beginning in April 2003. Allocation of the purchase price was based on an independent appraisal of the fair value of the net assets acquired. The purchase price was allocated as follows (in thousands):

Description	Amount	Life
Marketing rights	$80	2 months
Goodwill	2,947	—

Total purchase price	$3,027

        In January 2003, we executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (4.25% at March 31, 2003) plus 1/2%, which may be reduced to the bank's prime rate upon the achievement of two consecutive quarters of net income. We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on the accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. The Loan Arrangement expires in January 2005.

  Summary of Restructuring Accruals

        In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below our expectations and to general economic uncertainties. In addition, we revised our revenue expectations for the remainder of the fiscal year and beyond, primarily related to our manufacturing / supply chain product line, which has been effected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, cancellation of certain internal capital projects and discontinuation of development and support for certain non-critical products. As a result of the discontinuation of development and support for certain products, coupled with the revised revenue expectations, certain long-lived assets were reviewed and determined to be impaired in accordance with SFAS No. 144. These actions resulted in an aggregate restructuring charge of $55.6 million. As of March 31, 2003, there was $9.0 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended March 31, 2003, the following activity was recorded (in thousands):

	Closedown/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment/ Write-off of Assets	Total
Restructuring charge	$8,670	$8,169	$38,732	$55,571
Write-off/Impairment of assets	—	—	(38,732)	(38,732)
Payments	(69)	(4,769)	—	(4,838)

Accrued expenses, December 31, 2002	8,601	3,400	—	12,001
Payments	(1,416)	(1,631)	—	(3,047)

Accrued expenses, March 31, 2003	$7,185	$1,769	$—	$8,954

We expect that the remaining obligations will be paid-out by December 2010.

        In the fourth quarter of fiscal 2002, we initiated a plan to reduce operating expenses and to restructure operations around our two primary product lines, engineering software and manufacturing/supply chain software. We reduced worldwide headcount by approximately 10% or 200 employees, closed-down and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $14.4 million. As of March 31, 2003, there was $6.4 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended March 31, 2003, the following activity was recorded:

	Closedown/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, December 31, 2002	$4,768	$2,798	$7,566
Payments	(329)	(801)	(1,130)

Accrued expenses, March 31, 2003	$4,439	$1,997	$6,436

We expect that the remaining obligations will be paid-out by December 2010.

        In the third quarter of fiscal 2001, the revenues realized were below expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. At that time, we also reduced our revenue expectations for the fourth quarter of fiscal year 2001 and for the fiscal year 2002. Based on the reduced revenue expectations, management evaluated the business plan and made significant changes, resulting in a restructuring plan for our operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of our e-business focus to emphasize our marketplace solutions. The restructuring plan resulted in a pretax charge totaling $7.0 million. As of March 31, 2003, there was $0.8 million remaining in accrued expenses relating to the restructuring. During the three months ended March 31, 2003, the following activity was recorded:

Closedown/ Consolidation of Facilities
Accrued expenses, December 31, 2002	$915
Payments	(128)

Accrued expenses, March 31, 2003	$787

We expect that the remaining obligations will be paid-out by March 2008.

        In the fourth quarter of fiscal 1999, we undertook certain actions to restructure our business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of our core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. As of March 31, 2003, there was $0.6 million remaining in the accrued expenses relating to the restructuring. During the three months ended March 31, 2003, the following activity was recorded:

Closedown/ Consolidation of Facilities
Accrued expenses, December 31, 2002	$598
Payments	(37)

Accrued expenses, March 31, 2003	$561

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

Results of Operations

        The following table sets forth the percentages of total revenues represented by certain consolidated condensed statement of operations data for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Revenues:
Software licenses	43.8%	44.8%	42.2%	40.8%
Service and other	56.2	55.2	57.8	59.2

Total revenues	100.0	100.0	100.0	100.0

Expenses:
Cost of software licenses	3.6	3.8	4.1	3.7
Cost of service and other	32.3	35.9	33.6	38.2
Selling and marketing	30.7	35.3	33.6	35.7
Research and development	19.7	23.5	20.6	23.4
General and administrative	11.2	10.4	11.5	10.0
Goodwill impairment loss	—	—	31.1	—
Restructuring and other charges	2.6	(0.6)	26.1	0.9

Total expenses	100.1	108.3	160.6	111.9

Income (loss) from operations	(0.1)	(8.3)	(60.6)	(11.9)
Other income (expense), net	0.1	(0.2)	(0.3)	(0.2)
Interest income, net	0.4	0.1	0.5	0.4

Income (loss) before provision for (benefit from) income taxes	0.4	(8.4)	(60.4)	(11.7)
Provision for (benefit from) income taxes	—	(2.5)	—	(3.5)

Net income (loss)	0.4	(5.9)	(60.4)	(8.2)
Accretion of preferred stock discount and dividend	(2.9)	(4.9)	(2.9)	(1.7)

Net income (loss) applicable to common stockholders	(2.5)%	(10.8)%	(63.3)%	(9.9)%

Comparison of the Three and Nine Months Ended March 31, 2003 and 2002

Total Revenues

        Revenues are derived from software licenses and maintenance and other services. Total revenues for the three months ended March 31, 2003 decreased 4.5% to $79.7 million from $83.5 million in the three months ended March 31, 2002. Total revenues for the nine months ended March 31, 2003 increased 1.4% to $240.0 million from $236.7 million in the nine months ended March 31, 2002.

        Total revenues from customers outside the United States were $47.1 million and $129.3 million, or 59.1% and 53.9% of total revenues, for the three and nine months ended March 31, 2003 respectively, as compared to $36.4 million and $100.5 million, or 43.6% and 42.5% of total revenues, for the three and nine months ended March 31, 2002. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 2003, the overall geographical mix of revenues from customers outside the United States is expected to be relatively consistent with the nine months ended March 31, 2003.

Software License Revenues

        Software license revenues represented 43.8% of total revenues for the three months ended March 31, 2003, as compared to 44.8% in the three months ended March 31, 2002. Revenues from software licenses for the three months ended March 31, 2003 decreased 6.7% to $34.9 million from $37.4 million in the three months ended March 31, 2002. This decrease primarily was due to the overall decline in demand for our manufacturing/supply chain products, offset by the inclusion of software license revenue associated with Hyprotech, which we acquired in May 2002.

        Software license revenues represented 42.2% of total revenues for the nine months ended March 31, 2003, as compared to 40.8% in the nine months ended March 31, 2002. Revenues from software licenses for the nine months ended March 31, 2003 increased 4.9% to $101.3 million from $96.6 million in the nine months ended March 31, 2002. This increase for the comparable nine-month periods was due to a 54.2% increase in license revenue in the three months ended September 30, 2002, as compared to the three months ended September 30, 2001, and the inclusion of software license revenue associated with Hyprotech, offset by the overall decline in demand for our manufacturing/supply chain products. The 54.2% increase in the three months ended September 30, 2002 was due the negative impact of the September 11, 2001 attacks on the closure rate of license agreements in the final weeks of the three months ended September 30, 2001.

Service and Other Revenues

        Revenues from service and other consist of consulting services, post contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended March 31, 2003 decreased 2.7% to $44.8 million, from $46.1 million in the three months ended March 31, 2002. Revenues from service and other for the nine months ended March 31, 2003 decreased 1.0% to $138.6 million, from $140.1 million in the nine months ended March 31, 2002.

        These decreases reflect a decline in revenues from our consulting business, partially offset by the inclusion in the three and nine months ended March 31, 2003 of service and other revenue associated with Hyprotech. The decline in consulting revenue primarily was related to the decline in demand for our manufacturing/supply chain software products, along with which we typically sell consulting projects. The decline is also due to reductions in headcount, offset by the inclusion of service and other revenue from Hyprotech.

Cost of Software Licenses

        Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to the delivery of software, including disk duplication and third party software costs, printing of manuals and packaging. Cost of software licenses for the three months ended March 31, 2003 decreased 8.7% to $2.9 million, from $3.2 million in the three months ended March 31, 2002. Cost of software licenses for the nine months ended March 31, 2003 increased 12.4% to $9.7 million, from $8.7 million in the nine months ended March 31, 2002. Cost of software licenses as a percentage of revenues from software licenses was 8.3% and 9.6% for the three and nine months ended March 31, 2003, respectively, as compared to 8.5% and 9.0% for the three and nine months ended March 31, 2002, respectively.

        The decrease and increase in software license costs in absolute dollars generally corresponds to the variable costs associated with the respective decrease and increase in software license revenue in the same periods.

Cost of Service and Other

        Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for the three months ended March 31, 2003 decreased 14.1% to $25.7 million from $30.0 million in the three months ended March 31, 2002. Cost of service and other for the nine months ended March 31, 2003 decreased 10.8% to $80.6 million from $90.4 million in the nine months ended March 31, 2002. Cost of service and other as a percentage of service and other revenues was 57.4% and 58.1% in the three and nine months ended March 31, 2003, respectively, as compared to 65.0% and 64.5% in the three and nine months ended March 31, 2002.

        This decrease in absolute dollars was due to the reductions in headcount reflected in the restructuring charges of May 2002 and October 2002. The decrease as a percentage of service and other revenues was due to the headcount reductions, as well as the increase of revenues from software maintenance as a percentage of service and other revenue, a service that provides higher margins than consulting services.

Selling and Marketing Expenses

        Selling and marketing expenses for the three months ended March 31, 2003 decreased 17.2% to $24.5 million from $29.5 million in the three months ended March 31, 2002. Selling and marketing expenses for the nine months ended March 31, 2003 decreased 4.7% to $80.6 million from $84.6 million in the nine months ended March 31, 2002. As a percentage of total revenues, selling and marketing expenses were 30.7% and 33.6% for the three and nine months ended March 31, 2003, respectively, as compared to 35.3% and 35.7% for the three and nine months ended March 31, 2002, respectively.

        The decrease in absolute dollars for the comparable three-month periods was attributable to the headcount reductions reflected in the restructuring charges of May 2002 and October 2002, offset by the amortization of costs associated with our October 2002 AspenWorld conference, the inclusion of Hyprotech costs in the three months ended March 31, 2003 and increases in certain foreign-based sales expenses where currencies strengthened as compared to the US Dollar. The decrease in absolute dollars for the comparable nine-month periods was also due to the abovementioned headcount reductions, AspenWorld costs, Hyprotech costs and foreign-based costs in the nine months ended March 31, 2003, offset by an increase in sales commissions related to higher license revenues in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

Research and Development Expenses

        Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct our product development efforts. Capitalized research and development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses during the three months ended March 31, 2003 decreased 19.7% to $15.7 million from $20.0 million in the three months ended March 31, 2002. Research and development expenses during the nine months ended March 31, 2003 decreased 10.7% to $49.5 million from $55.4 million in the nine months ended March 31, 2002. As a percentage of revenues, research and development costs were 19.7% and 20.6% for the three and nine months ended March 31, 2003, respectively, as compared to 23.5% and 23.4% for the three and nine months ended March 31, 2002, respectively.

        The decrease in absolute dollars was attributable to the effect of reductions in headcount reflected in the restructuring charges of May 2002 and October 2002, partially offset by the inclusion in the three and nine months ended March 31, 2003 of costs associated with Hyprotech and increases in certain foreign-based research and development expenses where currencies strengthened as compared to the

US Dollar. We capitalized 11.5% and 15.2% of our total research and development costs during the three and nine months ended March 31, 2003, respectively. Of these amounts, 3.0% and 4.8%, respectively, related to development costs incurred by Accenture and the amortization of the purchased intellectual property. The remaining 8.5% and 10.4%, respectively, related to our internal development costs, as compared to 10.0% and 8.7% in the three and nine months ended March 31, 2002.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of intangible assets. General and administrative expenses for the three months ended March 31, 2003 increased 2.5% to $8.9 million from $8.7 million for the three months ended March 31, 2002. General and administrative expenses for the nine months ended March 31, 2003 increased 17.0% to $27.6 million from $23.6 million for the nine months ended March 31, 2002. As a percentage of revenues, general and administrative costs were 11.2% and 11.5% for the three and nine months ended March 31, 2003, respectively, as compared to 10.4% and 10.0% for the three and nine months ended March 31, 2002, respectively.

        These increases were attributable primarily to a higher level of amortization relating to other intangible assets arising from our acquisition of Hyprotech in May 2002 and the inclusion of Hyprotech costs in fiscal 2003, both offset by the effect of reductions in headcount reflected in the restructuring charges of May 2002 and October 2002.

Interest Income

        Interest income is generated from the investment of excess cash in short-term and long-term investments and from the license of software pursuant to installment contracts. Under these installment contracts, we offer customers the option to make annual payments for term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of the engineering software customers have elected to license our products through installment contracts, while significantly all of our manufacturing/supply chain customers have selected perpetual licenses for which payment is generally made up-front. Included in the annual payments of the installment contracts is an implicit interest charge based upon the interest rate established by us at the time of the license. If the mix of sales moves away from installment contracts, the interest income from these contracts in future periods will be reduced. We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any period is the result of the implicit interest established by us on installment contracts and the size of the contract portfolio. Interest income was $2.0 million and $6.6 million for the three and nine months ended March 31, 2003, respectively, as compared to $1.5 million and $5.1 million for the three and nine months ended March 31, 2002. These increases primarily are due to the increase of installment contracts associated with Hyprotech, which we acquired in May 2002.

Interest Expense

        Interest expense is generated from interest charged on our 5 1/4% convertible debentures, notes payable and capital lease obligations. Interest expense was $1.7 million and $5.5 million for the three and nine months ended March 31, 2003, respectively, as compared to $1.4 million and $4.1 million for the three and nine months ended March 31, 2002. These increases primarily are due to interest on the amounts owed to Accenture and a general increase in the amount of capital leases.

Tax Rate

        We did not record an income tax provision or benefit for the three or nine months ended March 31, 2003, as we provided a full valuation against the loss carryforwards that were generated during the period. The effective tax rate for the three and nine months ended March 31, 2002 was approximately 30.0%.

Liquidity and Capital Resources

        During the nine months ended March 31, 2003, our cash and cash equivalents balance increased by $19.8 million. Net cash provided by operations was $19.0 million due primarily to the decrease in accounts receivable and unbilled services, offset by the net loss and the decrease in accounts payable and accrued expenses. Net cash provided by investing activities was $7.6 million due to the sale of investment securities of $18.5 million, partially offset by capital purchases of $4.3 million and an increase in computer software development of $5.6 million. Net cash used in financing activities was $7.4 million, consisting primarily of $5.8 million in payments to Accenture and $5.0 million in payments on long-term debt and capital leases, offset by $3.3 million in proceeds from the issuance of common stock under our employee stock purchase plan. During the nine months ended March 31, 2003, we acquired $1.1 million of equipment and software by entering into capital lease arrangements.

        Historically, we have had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. These contracts represent amounts due over the life of existing term licenses. During the nine months ended March 31, 2003, installment contracts decreased by $10.8 million to $97.9 million, net of $49.2 million of installment contracts sold to the financial institutions. At March 31, 2003, the balance of the uncollected principal portion of the contracts sold to these two financial institutions was $132.7 million, with approximately $50 million in additional availability under the arrangements. We expect to continue to have the ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance, and the availability under the arrangements can be increased. At March 31, 2003 we had a partial recourse obligation that was within the range of $5.6 million to $9.1 million.

        In January 2003, we executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (4.25% at March 31, 2003) plus 1/2%, which may be reduced to the bank's prime rate upon the achievement of two consecutive quarters of net income. We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. The Loan Arrangement expires in January 2005.

        In February and March 2002, we issued and sold 40,000 shares of Series B-I convertible preferred stock and 20,000 shares of Series B-II convertible preferred stock, together with warrants to purchase 791,044 shares of common stock, for an aggregate purchase price of $60.0 million. The Series B preferred stock accrues dividends at an annual rate of 4% that is payable quarterly, commencing in June 30, 2002, in either cash or common stock, at our option (subject to our satisfaction of specified conditions set forth in our charter). On April 1, 2003, we issued 228,489 shares of common stock in satisfaction of this obligation for the three months ended March 31, 2003.

        As of March 31, 2003, we had cash and cash-equivalents totaling $53.4 million. Our commitments as of March 31, 2003, consisted primarily of amounts owed to Accenture, capital lease obligations and leases on our headquarters and other facilities. Other than these, there were no other material commitments for capital or other expenditures. Our obligations related to these items as of March 31, 2003 are as follows (in thousands):

	2003	2004	2005	2006	2007	Thereafter
Non-cancelable operating leases	$4,352	$12,932	$11,373	$11,480	$11,405	$45,888
Non-cancelable capital leases and debt obligations	1,334	4,016	689	312	300	568
Amounts owed to Accenture	4,000	1,333	—	—	—	—
Maturity of convertible debentures	—	—	86,250	—	—	—

Total commitments	$9,685	$18,281	$98,312	$11,792	$11,705	$46,456

        We believe our current cash balances, availability of sales of our installment contracts, availability under the Silicon Valley Bank line of credit and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. We may undertake such a financing in order to, among other things, help us meet our contractual redemption obligations relating to our outstanding Series B preferred stock and to help us fund repayment of our convertible debentures due June 2005. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

        If, due to one or more of the foregoing factors or an unanticipated cause, our operating results fail to meet the expectations of public market analysts and investors in a future quarter, the market price of our common stock would likely decline. Since April 5, 2002, the date on which we preliminarily announced our estimated results for the three months ended March 31, 2002, through the close of business on May 12, 2003, the price per share of our common stock, as reported by the Nasdaq National Market, decreased from $17.37 to $3.15.

  The Federal Trade Commission may challenge our acquisition of Hyprotech.

        By letter of June 7, 2002, the Federal Trade Commission, or FTC, informed us that it was conducting an investigation into the competitive effects of our acquisition of Hyprotech. The FTC may determine to challenge the acquisition through an administrative civil complaint seeking to declare the acquisition in violation of Section 7 of the Clayton Act or Section 5 of the FTC Act. If the FTC were to prevail in that challenge, it could seek to impose a wide variety of remedies, some of which may have a material adverse effect on our ability to continue to operate under our current business plans. These potential remedies include divestiture of Hyprotech, as well as mandatory licensing of Hyprotech software products and our other engineering software products to one or more of our competitors.

        We can provide no assurance as to the outcome of the FTC's investigation. Any conclusion of this investigation in a manner adverse to us would have a material adverse effect on our business and results of operations. In addition, the cost to us of continuing to cooperate in the investigation or of defending any litigation or other proceeding that may result from the investigation, even if resolved in our favor, could be substantial. The continuance of the investigation or any commencement of litigation or any other proceeding would continue to divert the attention of our management. Uncertainties resulting from the continuation of this investigation or the initiation of litigation or other proceedings could harm our ability to compete in the marketplace. As of March 31, 2003, we have accrued $7.0 million of professional service fees associated with our cooperation in the investigation.

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

  We may require additional capital.

        We may need to raise additional capital in order to fund the continued development and marketing of our solutions. We expect our current cash balances, cash-equivalents, short-term investments, availability of sales of our installment contracts, availability under the Silicon Valley Bank lines of credit and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. An important part of our cash management program is the sale of receivables. Historically, we have had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. These contracts represent amounts due over the life of existing term licenses. During the nine months ended March 31, 2003, installment contracts decreased by $10.8 million to $97.9 million, net of $49.2 million of installment contracts sold to General Electric Credit Corporation and Fleet Business Credit Corporation. Our ability to continue these arrangements or replace them with similar arrangements is important to maintaining adequate funding. In addition, in August 2002, we amended several of the terms of our strategic alliance with Accenture, which will require us to make monthly cash payments totaling $11.1 million, $5.3 million of which is outstanding as of March 31, 2003 and payable in installments through July 2003, instead of the originally agreed-to stock payment in August 2002. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. In 2002, we issued convertible preferred stock and common stock warrants that contain anti-dilution provisions, rights of first refusal and other terms that may limit or impair our ability to raise additional funds through future financings. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

        The equity markets have from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, and those fluctuations have often been unrelated to the operating performance of particular companies. In addition, factors such as our financial performance, announcements of technological innovations or new products by us or our competitors, as well as market conditions in the computer software or hardware industries, may have a significant impact on the market price of our common stock. Since April 5, 2002, the date on which we preliminarily announced our estimated results for the three months ended March 31, 2002, the price per share of our common stock, as reported by the Nasdaq National Market, decreased from $17.90 to a low of $0.59 on October 11, 2002. On May 12, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $3.15.

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

        As part of our obligations under these financings, we registered for public resale by the holders of the Series B-I and B-II convertible preferred stock and common stock issued in the financings a total of 13,776,392 shares of common stock, including shares issuable upon conversion of the Series B-I and B-II convertible preferred stock and exercise of the warrants and shares that may become issuable as a result of antidilution provisions. If all of these registered shares were to be issued (disregarding limitations on the right of a holder to acquire shares of common stock upon the conversion of Series B-I or B-II convertible preferred stock or the exercise of warrants if the conversion or exercise would result in this holder beneficially owning more than 4.99% of our outstanding common stock without first providing us proper notice), these shares would represent 35.1% shares of our common stock issued and outstanding as of May 12, 2003. Any sale of these shares of common stock into the public market could cause a decline in the trading price of our common stock.

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

        Principal (Notional) Amounts by Expected Maturity in U.S. Dollars($)

	Fair Value at 12/31/2002	FY2003
Cash Equivalents	$53,414	$53,414
Weighted Average Interest Rate	0.68%	0.68%
Investments	$—	$—
Weighted Average Interest Rate	—%	—%
Total Portfolio	$53,414	$53,414
Weighted Average Interest Rate	0.68%	0.68%

Impact of Foreign Currency Rate Changes

        During the first nine months of fiscal 2003, the U.S. dollar generally weakened against the Canadian, Asia/Pacific and European currencies. The translation of the parent company's intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts and installment receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

        We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $7.1 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Netherlands, and Euro currencies, which represented underlying customer accounts receivable transactions at March 31, 2003. At each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and losses related to these instruments for the nine months ended March 31, 2003 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

        The following table provides information about our foreign exchange forward contracts at March 31, 2003. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at March 31, 2003.

        Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

Currency	Average Contract Rate	Forward Amount in U.S. Dollars (in thousands)	Contract Origination Date	Contract Maturity Date
Euro	1.00	$3,369	Various: Mar 01—Mar 03	Various: Apr 03—May 04
Japanese Yen	121.18	1,767	Various: Jul 01—Mar 03	Various: May 03—Aug 04
British Pound Sterling	0.67	1,691	Various: Jul 01—Mar 03	Various: Apr 03—Jul 04
Swiss Franc	1.41	249	Various: Aug 02—Mar 03	Various: Jun 03—Mar 04

Total		$7,076

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        By letter of June 7, 2002, the FTC informed us that it was conducting an investigation into the competitive effects of our recent acquisition of Hyprotech. We completed production of all requested documents in January 2003, and have presented marketing analyses and supporting arguments. We continue to cooperate fully with the FTC.

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

        On May 31, 2002, we acquired the capital stock of Hyprotech from AEA Technology plc. AEA is engaged in arbitration proceedings in England over a contract dispute with KBC Advanced Technologies PLC, an English technology and consulting services company. The dispute remains in arbitration and concerns the characterization of certain technology for purposes of calculating royalties, plus other contractual rights with respect to Hysys.Refinery. Hysys.Refinery was retained by AEA with support for Hysys.Refinery to be provided by Hyprotech pursuant to a contract with AEA. We indemnified AEA under the Sale and Purchase Agreement with AEA dated May 10, 2002 against any costs, damages or expenses in respect of a claim brought by KBC alleging damages due to AEA's (a) failure to comply with its contractual obligations after the acquisition, (b) breach of non-competition clauses with respect to activities occurring after the acquisition, (c) breach of certain obligations to KBC under its agreement by virtue of the acquisition, or (d) execution of the acquisition agreement. On March 31, 2003 the arbitrator delivered a partial decision in the arbitration, as a result of which the Company has not received any request under the indemnification agreement nor does the Company now expect to receive one. The Company is working with AEA in the resolution of this matter.

        On September 11, 2002, we and Hyprotech were sued by KBC in state district court in Houston, Texas on issues related to the technology subject to review in the arbitration proceeding. KBC has requested actual and exemplary damages, costs and interest. We believe the causes of action to be without merit and will defend the case vigorously. We have filed a counterclaim against KBC requesting actual and punitive damages and attorney fees. A trial date has been set for January 19, 2004.

Item 2. Changes in Securities and Use of Proceeds

        In accordance with the terms of our Series B preferred stock, on January 2, 2003 and April 1, 2003, we elected to issue to the holders of our Series B preferred stock a total of 196,971 and 228,489 shares of our common stock in payment of the dividends accrued in the amounts of $0.6 million on our Series B preferred stock for the quarterly dividend periods ended December 31, 2002 and March 31, 2003, respectively. The issuance of these dividend shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption from the registration provisions of the Securities Act for sales by an issuer not involving a public offering. We have registered these dividend shares for resale under the Securities Act on a shelf registration statement on Form S-3 (registration no. 333-90066).

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

Exhibit Number	Description
10.1	Third Amendment, effective as of March 28, 2003, to the Letter Agreement by and between Aspen Technology, Inc. and Fleet Business Credit, LLC (formerly Sanwa Business Credit Corporation).
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 99.1.

        (b) Reports on Form 8-K

        On April 29, 2003, we filed a Form 8-K with respect to our press release announcing our financial results for the three and nine months ended March 31, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
	By:	/s/ DAVID L. MCQUILLIN David L. McQuillin President and Chief Executive Officer
Date: May 15, 2003
	By:	/s/ LISA W. ZAPPALA Lisa W. Zappala Senior Vice President and Chief Financial Officer
Date: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

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