Form 10-K
period 2003-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2003-09-29
CIK 929940

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common stock, $0.10 par value per share

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        As of December 31, 2002, the aggregate market value of common stock (the only outstanding class of common equity of the Registrant) held by nonaffiliates of the Registrant was $77,891,963, based on a total of 27,523,662 shares of common stock held by nonaffiliates and on a closing price of $2.83 for the common stock as reported on the Nasdaq National Market.

        As of September 24, 2003, 40,014,671 shares of common stock were outstanding.

Documents Incorporated by Reference

        The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2003. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

        Aspen Plus, AspenTech and ICARUS are our registered trademarks, and Aspen Zyqad, HYSYS, Orion, Petrolsoft, PetroVantage and Plantelligence are our trademarks.

        This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that all forward-looking statements involve risks and uncertainties, many of which are beyond our control, including the factors set forth under "Item 1. Business—Factors that may affect our operating results and stock price." Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and there can be no assurance that actual results will be the same as those indicated by the forward-looking statements included in this Form 10-K. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I

Item 1.    Business

        We are a leading supplier of integrated software and services to the process industries, which consist of oil and gas, petroleum, chemicals, pharmaceutical and other industries that provide products from a chemical process. The process industries are under pressure to improve their operational productivity, as profit margins have declined steadily over the past two decades. Process manufacturers face a number of significant challenges, including volatile raw materials prices, overcapacity, environmental and regulatory requirements, and managing complex global businesses. To address these challenges we have further developed our products to provide new innovations to our customers and we have developed solutions specifically targeted at the emerging Enterprise Operations Management (EOM) market.

        We believe that the EOM market is an emerging segment of the software market that seeks to more effectively link engineering, plant and business systems to improve visibility of a company's enterprise-wide operations. Historically, technology solutions have played a major role in helping process companies to drive productivity improvements. We are one of the first companies to develop scaleable EOM solutions that enable companies to gain continuous visibility of their real-time operating performance throughout their global enterprises. This capability helps process manufacturers take a more "enterprise-wide" approach to optimizing their business performance. Many companies today make decisions based on historical data and on information that does not provide an accurate picture to achieve an optimal operational situation. Additionally, operational performance is often managed in separate silos throughout the enterprise. This sacrifices potential synergies and efficiencies within the enterprise and hurts the overall profitability of the enterprise. Our EOM solutions help companies to obtain real-time operational data and forecast or simulate the economic impact of potential decisions. This enables companies to quickly determine the most profitable action and gain extensive operational efficiencies.

        There are three key components of the company's EOM solutions.

  •
  First, there are AspenTech's core product families. These product families derive from our two main product lines: engineering and manufacturing/supply chain.

  •
  Our vertical market solutions build on these product families, integrating multiple products to provide a broader set of capabilities. These vertical solutions are built around key industry business processes and deliver value that is incremental to using foundation products individually.

  •
  Finally, these solutions leverage role-based consoles and sophisticated integration platforms to provide companies with a virtual "operational cockpit' to monitor their key performance indicators and make more profitable decisions. These products can be applied individually as solutions to a specific problem, or integrated together to create comprehensive business process solutions across a broad set of industries.

        Our engineering solutions help companies design and improve their plants and processes, maximizing returns throughout their operational life. Our manufacturing/supply chain solutions allow process manufacturers to run their plants and supply chains more efficiently, from customer demand through manufacturing to the delivery of the finished product. These two complementary product lines uniquely combine to form the foundation of AspenTech's offering for the EOM market, providing the building blocks for customers to improve their operational performance.

        Our products, consisting of software and services, improve a variety of business activities, including plant and process design, economic evaluation, production, production planning and scheduling and managing operational performance. These products enable customers to improve their competitiveness and profitability by increasing revenues, reducing operating costs, reducing working capital requirements and decreasing capital expenditures.

        Specifically, our engineering software and related services represent approximately fifty percent of our revenue and are desktop applications and services that our customers use to improve the way they develop and deploy their manufacturing assets for increased profitability—whether they are hard plant assets or intellectual property assets. Optimizing the way plant assets are designed and managed and improving the way a company leverages its intellectual assets help our customers maximize their return on capital by reducing cost of investment, improving physical plant operating performance, and bringing new products to market faster.

        Our manufacturing/supply chain software and related services represent approximately fifty percent of our revenue and consists of products and services that focus on our customers' day-to-day operational activities. These products enable companies to run their supply chain and plants more efficiently, helping them make better-informed, more profitable decisions. These products help companies to reduce their fixed and variable costs in the plant, improve their product yields, procure the right raw materials and evaluate opportunities for cost savings and efficiencies in their enterprise-wide supply chain.

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

        Our customer base of over 1,200 process manufacturers includes 46 of the world's 50 largest chemical companies, 23 of the world's 25 largest petroleum refiners, 18 of the world's 20 largest pharmaceutical companies and 17 of the world's 20 largest engineering and construction firms that serve the process industries. We have established a network of strategic relationships to leverage our internal sales and marketing efforts, enhance the breadth of our solutions and expand our implementation capabilities. This network includes relationships with systems integrators such as Accenture and IBM Global Solutions, and technology providers such as Intergraph and UOP.

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

        We believe that the process industries pose significant challenges because of the complex activities and relationships, or value chains, required to purchase raw materials, manufacture products, and deliver final products to customers. Factors that make it difficult for these companies to manage their value chains and to make optimal economic decisions include, but are not limited to:

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

  •
  transportation logistics are complex.

        Historically, technology solutions have played a major role in helping process companies to drive productivity improvements. In the 1980s, this increase in efficiency came from the use of Distributed Control Systems (DCS) to automate the management of plant hardware. Process manufacturers initially automated their production processes by deploying DCS, which used computer hardware systems, communication networks and industrial instruments to measure, record and automatically control process variables.

        In the 1990s, productivity was enhanced by the adoption of Enterprise Resource Planning (ERP) systems to streamline administrative functions. Process manufacturers have automated key business processes by implementing ERP, software solutions which optimize the flow of business information across the enterprise. Although DCS and ERP solutions can be important components of a solution to improve manufacturing enterprise performance, they do not incorporate either the detailed chemical engineering knowledge essential to optimize the design and operation of manufacturing processes or the plant performance data required to support more intelligent real-time decision making.

        Following multiple mergers and acquisitions among process manufacturing companies, the global operations of process manufacturers became more complicated and difficult to manage. They require enterprise information technology, or IT, solutions that provide clear visibility to support mission-critical business decisions and that enable operational improvement across the entire organization.

        With the widespread adoption of ERP systems, many companies already have the infrastructure in place to increase business efficiency. However, although these systems are improving information flow and streamlining transactions, their influence on day-to-day operational activities is limited. Our EOM solutions leverage ERP investments by using real-time plant information to generate decision-making alternatives and enable optimal decisions that cannot be obtained by simply analyzing historical data, such as helping customers answer "What should be happening to fully optimize the enterprise?" By modeling future operational behavior, using consistent data and models of their facilities, we are able to show our customers the path to capturing economic value and materially improve profitability.

        To optimize performance, process manufacturers are demanding tools that enable them to improve their highly complex production methods and processes. To meet these objectives, intelligent decision-support products must provide an accurate understanding of a plant's capabilities, as well as accurate planning and collaborative forecasting information.

        As process manufacturers have become more adept at using products that optimize individual engineering and manufacturing/supply chain business processes, they increasingly are seeking additional performance improvements by integrating these products, both with one another and with DCS, ERP and other enterprise systems, to provide real-time, intelligent decision support. To achieve these objectives, companies are implementing manufacturing/supply chain solutions to integrate related business processes across a single production facility. Companies are also implementing integrated manufacturing/supply chain solutions to extend the solutions across multiple plants within an enterprise, by adding planning and scheduling functionality and extending integration beyond the enterprise walls.

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

The AspenTech Advantage

        We have been focused on developing software for the process industries for more than 20 years. Customers have learned to trust the knowledge and experience of our people and rely on the value our products deliver. Today, process companies are looking for enterprise solutions that are low risk, deliver maximum returns and support their strategic vision. With the proven value of our technologies, the strength of our partners, and our commitment to customer service, we are uniquely positioned to meet the needs of the marketplace. This industry experience and the breadth of our solution allow us to identify valuable new sources of profit for our customers, provide effective implementations with shorter time to benefit, optimize business processes and help our customers leverage more value from existing IT investments such as ERP systems.

        By maintaining a clear focus on the needs of our markets, we are established as a key strategic supplier, with a leadership position in the major markets we serve. Our technologies are tailored to the complex business processes that lie at the heart of our customers' operations, and which have a direct impact on their profitability.

        As a vendor whose current solution footprint spans all of the EOM sub-components (supply chain planning, supply chain execution, manufacturing execution and engineering), we have a strong foundation for delivering on the EOM market opportunity. In addition, we are well positioned to benefit from the growing demand in the EOM market because we have developed and deployed many of the "enabling" technologies. This combination- a complete EOM solution footprint and a leadership position in "enabling" technologies -provides us with a strong competitive position.

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

        Substantial Process Industry Expertise.    We believe we have amassed the world's largest collection of process industry domain knowledge to develop and implement our products. Our founders and executives have pioneered many of the most significant advances that today are considered industry-standard products across a wide variety of engineering, manufacturing and supply chain applications. Our services and development staff are well qualified to deliver value to our customers based on the practical experience gained from supporting IT installations for more than 1,200 process manufacturers worldwide.

        This significant base of chemical engineering expertise, process manufacturing experience and industry know-how serves as the foundation for the proprietary solution methods, physical property models and data estimation techniques embedded in our software solution. We continually enhance our software applications through extensive interaction with our customers, some of which have worked with our products over the past twenty years. To complement our software expertise, we have assembled a staff of approximately 540 project engineers to provide implementation, advanced process control, real-time optimization, supply chain management and other consulting services. We believe this consulting team is the largest of any competitive independent solution provider. Our expertise spans the process industry's vertical markets, from chemicals, petrochemicals and refining to pharmaceuticals, specialty chemicals and polymers, and others.

        Large and Valuable Customer Base.    We view our customer base of more than 1,200 process manufacturers as an important strategic asset and as evidence of one of the strongest franchises in the industry. We count among our customers 46 of the world's 50 largest chemical companies, 23 of the world's 25 largest petroleum refiners, and 18 of the world's 20 largest pharmaceutical companies. We also have numerous leading customers in other vertical markets. In addition, 17 of the 20 largest engineering and construction firms that serve these industries use our design software. These relationships enable us to identify and develop or acquire solutions that best meet the needs of our customers, and they are a valuable part of our efforts to penetrate the process industries with new software solutions. Our customer base is underpenetrated in the use of strategic enterprise-wide products, particularly for our manufacturing/supply chain products. As process manufacturers increasingly focus on integration and optimization of their extended supply chains, we expect many of our existing customers to be among the first to implement our newly-developed enterprise solutions.

        Rapid, High Return on Investment.    We believe that customers purchase our products because they provide rapid, demonstrable and significant returns on investment. Because of the large production volumes and relatively low profit margins typical in many of the process industries, even small improvements in productivity can generate substantial recurring benefits. First-year savings can exceed the software and implementation costs of our products. Our integrated solution, whether applied across a plant, an enterprise or an extended supply chain, can yield even greater returns. In addition, our products generate important organizational efficiencies and operational improvements, the dollar benefits of which can be difficult to estimate.

        Complete, Integrated Solution.    While some vendors offer stand-alone products that compete with one or more of our products, we believe we are the only provider that offers a comprehensive solution to process manufacturers that addresses key business processes across the value chain. Our solutions can be used on a stand-alone basis, integrated with one another or integrated with third-party applications. Customers can initially choose to implement a point solution or our integrated solution, which is scalable as the customer's needs evolve. Our manufacturing/supply chain offering integrates multiple business processes within a single plant, across the enterprise and with customers, suppliers and other trading partners. The breadth of our solutions expand the overall value we can bring to our customers and represent an important source of competitive differentiation.

Strategy

        Our strategy is to leverage our position as a technology leader with both our engineering and manufacturing/supply chain solutions and to deliver new, innovative solutions that will create economic value for our customers and will be unmatched by other competitors in the marketplace. This solution leadership strategy is focused on delivering value to customers within our target EOM market. EOM consists of several existing technology segments, including supply chain planning, supply chain execution, manufacturing execution and engineering, or Process Lifecycle Management (PLM), and will evolve by including new technologies and applications in the future. The common elements of these sub-segments is that they are all focused on improving operational performance and that they will become increasingly integrated over time.

        We believe that the EOM market is growing and developing, and will create a step-change improvement in value for customers and a significant opportunity for vendors. The technologies serving the EOM market will transition from the current offerings- largely a confederation of independent or loosely integrated applications- to a set of technologies capable of providing an integrated view of operations across the entire value chain, automating business processes, and bridging the gap between design, planning and execution. The demand for these solutions will be driven by "enabling" technologies, such as advances in application and business process integration, availability of real-time information, and improved asset and data models.

        AspenTech is in a unique position to offer fully integrated vertical solutions that are able to make use of consistent data and models, providing enhanced visibility and decision-making based on accurate, real-time information. In effect, these systems can offer customers a virtual "operational cockpit' to monitor their key performance indicators, running their business using a true picture of their operations rather than estimates based on historical data. With these integrated solutions, AspenTech is enabling companies to embrace new strategies, creating demand-driven supply chains and being more responsive to market changes. These enterprise-enabled suites are the next generation of AspenTech's solutions for the EOM market.

        In the past, most enterprise-wide software solutions, such as ERP, focused on generic business processes that were not tailored to the specific value drivers of each industry. However, as companies begin to focus more on operations versus the back-office, creating EOM solutions that incorporate a thorough understanding of the business processes in each vertical market is fundamental to improving the efficiency and productivity of the enterprise.

        To profitably execute on our solution leadership strategy for the EOM market, we will employ several go-to-market strategies:

        Invest selectively in a few new solutions that unlock new sources of value for customers in the oil & gas, petroleum, chemicals and life sciences & specialty chemicals vertical industries.    To deliver value in the EOM market, we are introducing a few targeted applications. These applications incorporate technology from both our engineering and manufacturing/supply chain product lines. Examples include:

  •
  Aspen's Upstream Solution: Solution for the oil & gas industry that provides a single asset model framework enabling a consolidated analysis of upstream operations.

  •
  Aspen RefSYS: Solution that enables refinery-wide modeling via a single asset model framework. Initial focus is on off-line operations analysis and optimization with extensions planned for on-line optimization with capabilities to maintain consistency with planning, scheduling and closed-loop blending.

  •
  Performance Scorecard: Solution that can be configured for each industry to allow users to continuously view, manage and improve operating performance against key performance indicators.

        In addition to the applications just mentioned, we are also standardizing an application platform that enables our customers to easily deploy, integrate, scale, and maintain their applications in the EOM space. A key component of our EOM strategy is to develop and deploy an application platform that allows for much tighter integration between our applications and between third-party applications, provides consistent data and models across the enterprise, and enhances workflow. Customer benefits of our application platform include:

  •
  Increased return on investment on legacy IT investments

  •
  Enhanced interoperability between a wide variety of applications, including AspenTech's

  •
  Tightened linkage between operational decisions and financial impact via the use of consistent models

  •
  Improved business process execution via enhanced workflow

        We have a current commercial release of the application platform in the marketplace.

        Work with strategic partners.    Partners are an important part of our strategy to help us accelerate our time to bring products to market and provide us with additional resources to implement enterprise solutions. We have invested considerable time and resources into our alliance with Accenture to create new enterprise-enabled products for the process industry market. We believe that the success of these products will be an important driver of our future growth prospects. In addition to our alliance with Accenture, we have a technology alliance in our engineering business with Intergraph and UOP. Our strategy is to work with a select number of strategic partners that will help us deliver our vision of enterprise value to our key process industry customers.

Products: Software and Services

        We provide software and services that enable our customers to make improvements across their enterprises. Our engineering software products are used on the engineer's desktop and typically require a minimal amount of services. Our manufacturing/supply chain products are used in the plant and across the supply chain and typically are services-intensive due to their complex nature.

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

        We design our products to capture process knowledge in a consistent, accurate and reliable form based on models that customers can use as the basis for decision-making across the entire manufacturing life-cycle. These models and the associated knowledge captured in the supporting IT systems provide real-time, intelligent decision support across the process manufacturing enterprise. Our software products can be linked with ERP products and DCS systems to improve a customer's ability to gather, analyze and use information across the process manufacturing life-cycle.

        Engineering.    In the process industries, maximizing profit begins with design. Process manufacturers must be able to address a variety of challenging questions relating to strategic planning, collaborative engineering and debottlenecking and process improvement—from where they should locate their facilities to how they can make their products at the lowest cost to what is the best way to operate for maximum efficiency. To address these issues, they must improve asset optimization to enable faster, better execution of complex projects. Our engineering solutions help companies maximize their return on plant assets and collaborate with engineers on common models and projects. These products form the foundation for optimizing process manufacturers' supply chains and manufacturing facilities. By using our products to create and capture knowledge in the form of models, information can be re-used across the business. Profit improvements result from:

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

        Manufacturing/Supply Chain.    Our manufacturing/supply chain products focus on optimizing companies' day-to-day process industry activities, enabling them to make smarter, more profitable decisions—from choosing the right raw materials, to improving plant performance, to delivering finished product in the most cost-effective manner. The company has several product families in the manufacturing/supply chain product line that are specifically tailored to the business processes of each of AspenTech's vertical markets.

        The ever-changing nature of the process industries means new profit opportunities can appear at any time. To identify and seize these opportunities, process manufacturers must be able to increase their visibility to data and information across the value chain, optimize planning and collaborate across the value chain, and detect and exploit supply chain opportunities. Our manufacturing/supply chain products help companies develop their most optimal operating plans based on real-time demand and market trends. Some of the benefits from these products include improved responses to customer requirements, decreased planning costs, reduced inventory-carrying costs and decreased response times.

        The process industries' typical production cycle offers many opportunities for optimizing profits. Process manufacturers must be able to address a wide range of issues driving execution efficiency and cost, from selecting the right feedstock and raw materials to production scheduling to identifying the right balance among customer satisfaction, costs and inventory. Our manufacturing/supply chain products support the execution of the optimal operating plan in real-time and include the key functions of sourcing, making and delivering physical products to customers.

        In the process industries, the selection of the right raw material has a significant impact on product quality and profitability. Because many products in the process industries can be made from a variety of raw materials using different techniques, there typically is far greater complexity in process manufacturing than in discrete manufacturing. In this environment, process manufacturers must be able to make quick decisions as to which feedstock is the most profitable. Our manufacturing/supply chain product line helps to capture economic value for customers by increasing margins from optimal feedstock selection, reducing raw material and logistics costs, and reducing inventory-carrying costs.

Services

        We offer implementation, advanced process control, real-time optimization and other consulting services in order to provide our customers with complete solutions. These services are primarily associated with the implementation of our manufacturing/supply chain solutions. Customers have historically used our engineering solutions without implementation assistance. However, we are beginning to offer more engineering-related services to customers, so services relating to engineering may represent a higher percentage of our consulting revenue in the future. Customers that purchase manufacturing/supply chain products frequently require implementation assistance from us and our partners.

        Customers who obtain consulting services from us typically engage us to provide such services over periods of up to 24 months. We generally charge customers for consulting services, ranging from supply chain to on-site advanced process control and optimization services on a fixed-price basis or time-and-materials basis.

        As of September 1, 2003, we employed a staff of approximately 540 project engineers to provide consulting services to our customers. We believe this large team of experienced and knowledgeable project engineers provides an important source of competitive differentiation. We primarily hire as project engineers individuals who have obtained doctoral or master's degrees in chemical engineering or a related discipline or who have significant relevant industry experience. Our employees include experts in fields such as thermophysical properties, distillation, adsorption processes, polymer processes, industrial reactor modeling, the identification of empirical models for process control or analysis, large-scale optimization, supply distribution systems modeling and scheduling methods.

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

Partnerships

        Our strategy is to establish partnerships with a few select companies that offer a complementary set of technologies, services and industry expertise, and hold the same belief that process manufacturers can significantly improve their profitability by applying the right IT solutions strategically across their business enterprises. Among these leading partners are companies like Accenture and Intergraph-world-class organizations that can help us deliver the compelling solutions our customers require, and accelerate our growth within our target markets.

        Our alliance with Accenture is an important example of the strategic value our partners provide. Together, we have identified the need for a new range of "next generation" products for the chemicals and petroleum industries. The products will enable our customers to build on their ERP investments and make a step-change in the way they run their supply chain and manufacturing operations, resulting in significant bottom-line benefits.

        Developing these products requires extensive industry expertise. The task involves designing and building new business processes, and using technology to automate a range of functions across an organization. Achieving this objective requires leveraging the capabilities of our partners, including applying Accenture's detailed business process knowledge to refine our solutions and incorporate the industry's most innovative best-practices. Accenture has a track record of helping to develop new solutions in the process industries and the expertise it gained from its "IS Oil" initiative, in which it helped to tailor ERP software for the petroleum industry, will be an important component of creating new solutions that help us to penetrate the market.

        The combined resources of both companies will not only enable us to get to market faster with these innovative new products, they will also allow us to market and implement them more effectively. Accenture's industry relationships and program management expertise will enable us to increase our market penetration, offering our customers a joint delivery model that combines reduced risk with attractive returns. Our partner strategy is a critical component of our plans to penetrate the market and grow our business.

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

        Our product development activities are currently focused on strengthening the integration of our key products, expanding the set of business processes our software covers, exploiting web technology, and enhancing and simplifying the user interfaces. During fiscal 2001, 2002 and 2003, we incurred research and development costs of $68.9 million, $74.5 million and $65.1 million, respectively, which represented 21.1%, 23.2% and 20.2% of revenue, respectively. As of September 1, 2003, we employed a product development staff of approximately 420 people.

Customers

        Our software solutions are installed at the facilities of more than 1,200 customers worldwide. The following table sets forth a partial selection of our customers from whom we generated at least $300,000 of revenues in fiscal 2002 or 2003. For fiscal 2003, our license revenues consisted of the following: 40% in refining and oil and gas, 25% in chemicals, 14% in life sciences and specialty chemicals, 18% from engineering and construction design firms, and 3% in other segments of the process industries.

Chemicals and Petrochemicals
Air Liquide
Air Products & Chemicals Inc.
DSM
BASF AG
BP
BOC Group
Celanese AG
Degussa AG
The Dow Chemical Company
Eastman
Huntsman Corporation
Mitsubishi Rayon Engineering
Mitsui Chemicals
Nova Chemicals, Ltd.
Sasol
Shell

Consumer Goods and Packaging
Cargill
Muller Group
Procter & Gamble
Suntory Limited
Tate & Lyle

Engineering and Construction, Licensor,
Consulting, Research Institute
Bechtel Group
Fluor Enterprises
Foster Wheeler
Jacobs Engineering Group, Inc.
JGC Corporation
Lurgi GmbH
Technip-Coflexip

Life Sciences and Specialty Chemicals
Akzo Nobel
Aventis Pharma
Bayer Corporation
Eli Lilly
GlaxoSmithKline, Inc.
Hercules, Inc.
ICI
Lonza Group
Merck & Co.
Owens Corning
Pfizer

Refining, Oil and Gas
BP
Chevron Corporation
Citgo Petroleum Corporation
ENI S.p.A
Exxon Mobil
Gary-Williams Energy Corp.
Lyondell Citgo Refining Company Ltd.
PDVSA
Petro-Canada
Phillips Petroleum Company
Repsol YPF
Saudi Aramco
Shell Oil Company
SK Corp Ltd.
Sinopec
StatOil
Sunoco Inc.
Total
Valero

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

        Because the complexity and cost of our products often result in extended sales cycles, we believe that the development of long-term, consultative relationships with our customers is essential to a successful selling strategy. To develop these relationships, we have organized our worldwide sales around our two solution sets, engineering and manufacturing/supply chain, as well as focusing on a select number of worldwide strategic accounts.

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

        We currently have 3 direct sales offices in cities in the United States and 21 direct sales offices in cities outside of the United States, including Barcelona, Brussels, Cambridge (England), Dusseldorf, Paris, Singapore and Tokyo. In geographic areas of lower customer concentration, we use sales agents and other resellers to leverage our direct sales force and to provide local coverage and first-line support. Our overall sales force, which consists of quota carrying sales account managers, sales services personnel, business support engineers, partner organization personnel, industry business unit professionals, marketing personnel, and support staff, consisted of approximately 340 persons on September 1, 2003.

        We supplement our direct sales efforts with a variety of marketing initiatives, including public relations activities, campaigns to promote awareness among industry analysts, user groups and our bi-annual conference, AspenWorld. AspenWorld has become a prominent forum for industry participants, including process manufacturing executives and analysts, to discuss emerging technologies and process industry technologies and to attend seminars led by industry experts. We will hold our next AspenWorld in October 2004.

        We also license our software products at a substantial discount to universities that agree to use our products in teaching and research. We believe that students' familiarity with our products will stimulate future demand once the students enter the workplace. Currently, more than 650 universities use our software products in undergraduate instruction.

Competition

        Our markets are highly competitive. Both our engineering and manufacturing/supply chain solutions compete with products of larger competitors with substantial resources. These competitors include businesses such as Simulation Sciences, a division of Invensys, the industrial automation control division of Honeywell, ABB, SAP, Manugistics, i2 Technologies, MDC Technology, Cadcentre, Chemstations, WinSim, Inc. (formerly ChemShare) and many other public and privately held companies. We also face competition from companies in the process industries that have developed their own proprietary software solutions. We compete primarily on the basis of product features and benefits, reputation, product reliability and performance, price and post-sale service and support.

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

        In addition, the Federal Trade Commission is challenging our acquisition of Hyprotech. This challenge may affect our ability to compete and may be raised as a risk by our competitors when they compete against us.

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

Employees

        As of September 1, 2003, we had a total of 1,748 full-time employees. None of our employees is represented by a labor union, except that approximately 21 employees of Hyprotech UK Ltd belong to Prospect Union. We have experienced no work stoppages and believe that our employee relations are good.

Factors that may affect our operating results and stock price

        A number of risks and uncertainties exist that could affect our future operating results, including the following.

Risks Related to Our Business

The FTC is challenging our acquisition of Hyprotech.

        On August 7, 2003, the Federal Trade Commission, or FTC, announced that it has authorized its staff to file a civil administrative complaint alleging that our acquisition of Hyprotech in May 2002 was anticompetitive and seeking to declare the acquisition in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. An administrative law judge will adjudicate the complaint in a trial-type proceeding if we do not reach a settlement with the FTC prior to the conclusion of this proceeding. Any decision of the administrative law judge may be appealed to the commissioners of the FTC by either the FTC staff or us.

        We can provide no assurance as to the outcome of the FTC's challenge. Because of the length of the appeals process, the outcome of this matter may not be determined for several years. If the FTC were to prevail in this challenge, it could seek to impose a wide variety of remedies, some of which would have a material adverse effect on our ability to continue to operate under our current business plans and on our results of operations. These potential remedies include divestiture of Hyprotech, mandatory licensing of Hyprotech software products and our other engineering software products to one or more of our competitors, or the creation of a new competitor through the divestiture of certain of our engineering software products and license agreements. If any of these remedies were imposed, we may be required to restructure our operations substantially, which could have an adverse impact on our results of operations and out stock price.

        The commencement of this administrative proceeding will have the following adverse effects on our business:

  •
  The proceeding will continue to divert the attention of our management.

  •
  Uncertainties resulting from the initiation of this proceedings could harm our ability to compete in the marketplace, including our ability to negotiate license renewals with our customers.

  •
  The cost of defending a proceeding of this nature and length, including any appeals, will be substantial and could reduce our cash flow. As of June 30, 2003, we had accrued $13 million to cover the cost of (1) professional service fees associated with our cooperation in the FTC's investigation since its commencement on June 7, 2002, and (2) all estimated future professional services fees relating to the initial administrative proceeding and any subsequent appeals. If these estimates are insufficient to cover all future costs relating to the proceeding, we may need to accrue additional amounts, which may have a material adverse effect on our results of operations.

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

        Our markets are highly competitive. Our engineering software competes with products of businesses such as Simulation Sciences, a division of Invensys, Shell Global Solutions, ABB, MDC Technology, Aveva Group plc (formerly Cadcentre), WinSim, Inc. (formerly ChemShare) Chemstations, Inc., and Process Systems Enterprise Ltd. As we expand our engineering solutions into the collaborative Process Lifecycle Management (PLM) market and the Enterprise Operations Management (EOM) market we may see competition from companies that we have not typically competed against in the past or competition from companies in areas where we have not competed in the past, such as Agile, PTC, SAP, Honeywell, ABB, Invensys, Siemens and EDS. Our manufacturing/supply chain software competes with products of companies such as Honeywell's Hi-Spec division, Invensys, ABB, Rockwell, i2 Technologies, Manugistics and certain components of SAP's supply chain offering. We also face competition in all three areas from large companies in the process industries that have developed their own proprietary software solutions.

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

        Since the fourth quarter of fiscal 1999, we have implemented restructuring plans and cost reduction measures, which have included, among other things, significant workforce reductions and consolidation of facilities. Because of the nature and extent of the restructuring actions we have taken to date, we may be unable to initiate additional, significant restructuring measures in future periods. If we fail to achieve the desired results of our restructuring plans and our cost reduction measures, we may suffer material harm to our business.

        Our cost reduction initiatives may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale. As a result of these factors, our employees may seek alternate employment. Attrition beyond our planned reduction in workforce could have a material adverse effect on our financial performance.

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

        Moreover, a portion of our product development for enterprise solutions in the foreseeable future is expected to be conducted through co-development arrangements with Accenture that we entered into in February 2002. Our business and operating results will be harmed if this co-development arrangement does not result in our being able to deliver timely products sought by companies in the process industries.

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

        We derived approximately 50% of our total revenues from customers outside the United States in each of the fiscal years ended June 30, 2001, 2002 and 2003. We anticipate that revenues from customers outside the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

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

        We may pursue strategic acquisitions that will provide us with complementary products, services and technologies and with additional personnel. The identification and pursuit of these acquisition opportunities and the integration of acquired personnel, products, technologies and businesses require a significant amount of management time and skill. There can be no assurance that we will identify suitable acquisition candidates, consummate any acquisition on acceptable terms or successfully integrate any acquired business into our operations. Additionally, in light of the consolidation trend in our industry, we expect to face competition for acquisition opportunities, which may substantially increase the cost of any potential acquisition.

        We have experienced in the past, and may experience again in the future, problems integrating the operations of a newly acquired company with our own operations. Acquisitions also expose us to potential risks, including diversion of management's attention, failure to retain key acquired personnel, and assumption of legal or other liabilities and contingencies. Moreover, customer dissatisfaction with, or problems caused by, the performance of any acquired products or technologies could hurt our reputation.

If we are not successful in our management transition or in attracting and retaining management team members and other highly qualified individuals in our industry, we may not be able to successfully implement our business strategy.

        Our ability to establish and maintain a position of technology leadership in the highly competitive software market depends in large part upon our ability to attract and retain highly qualified managerial, sales and technical personnel. We have historically relied on the services of Lawrence B. Evans, our principal founder and chairman and previously our president and chief executive officer. On October 1, 2002, David L. McQuillin, became our president and chief executive officer. Mr. McQuillin had been serving as one of our co-chief operating officer and had not previously served as the chief executive officer of a publicly traded corporation. On July 1, 2003, Charles F. Kane became our senior vice president and chief financial officer, succeeding Lisa W. Zappala, who had been our senior vice president and chief financial officer since September 1998.

        Several of our executive officers have not entered into an employment agreement with us. In the future, we may experience the departure of other senior executives due to competition for talent from start-ups and other companies. Our future success depends on a continued, successful management transition and will also depend on our continuing to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

Our common stockholders may experience further dilution and the price of our common stock may decline as a result of our Series D preferred stock financing.

        On August 14, 2003, we issued and sold 300,300 shares of Series D-1 convertible preferred stock, or Series D-1 preferred. We also delivered cash and 63,064 shares of Series D-2 convertible preferred stock, or Series D-2 preferred, in consideration for the surrender of all of our outstanding Series B-I convertible preferred stock, or Series B-I preferred, and Series B-II convertible preferred stock, or Series B-II preferred. Each share of Series D-1 preferred and Series D-2 preferred, which we refer to collectively as the Series D preferred, is initially convertible into a number of shares of common stock equal to the stated value of $333.00, divided by a conversion price of $3.33. In addition, we issued warrants to purchase up to 7,267,286 shares of common stock at a purchase price of $3.33 per share, which we refer to as the "WD warrants", and exchanged existing warrants to purchase 791,044 shares of common stock for new warrants to purchase 791,044 shares of common stock at a purchase price of $4.08 per share, which we refer to as the "WB warrants." As a result of the Series D preferred financing, the warrants to purchase common stock which we issued as part of our common stock financing in May 2002 have become exercisable to purchase 1,152,665 shares of common stock at an exercise price of $9.76 per share, which we refer to as the "May 2002 warrants."

        The Series D preferred, WD warrants, WB warrants and May 2002 warrants each contain terms which may result in additional, substantial dilution to existing common stockholders as follows:

  •
  The Series D preferred, WD warrants, WB warrants and May 2002 warrants all have antidilution protection, which provides that the conversion price or exercise price adjusts downwards using a weighted-average calculation in the event we issue certain additional securities at a price per share less than the applicable Series D conversion price or warrant exercise price then in effect. These adjustments do not apply to the issuance of common stock or instruments in specified firm commitment underwritten public offerings, strategic arrangements, mergers or acquisitions, and grants and purchases of securities pursuant to equity incentive plans.

  •
  Each share of Series D preferred is entitled to a cumulative dividend of 8.0% of the stated value per share of such Series D preferred per year, payable at the discretion of the board of directors. Accumulated dividends, when and if declared by our board, could be paid in cash or, subject to specified conditions, common stock. If we elect to pay dividends in shares of common stock, we will issue a number of shares of common stock equal to the quotient obtained by dividing the dividend payment by the volume weighted average of the sale prices of the common stock on the Nasdaq National Market for 20 consecutive trading days, ending on the fourth trading day prior to the required dividend payment date.

  •
  We have granted the holders of the Series D preferred preemptive rights under an investor rights agreement. Under that agreement, each holder of Series D preferred generally has a right to purchase its pro rata portion of certain future issuances of our equity securities until such time that the initial holders of Series D preferred or their permitted transferees, in the aggregate, hold less than 10% of the Series D preferred issued in the financing.

  •
  As part of the Series D preferred financing, we have granted the Series D holders registration rights relating to the shares of common stock issuable upon the conversion of, or as dividends on, the Series D preferred and upon the exercise of either the WB Warrants or WD Warrants. Specifically, the Series D-1 preferred holders have the right to demand up to four registration statements covering such shares. The Series D-2 preferred holders have the right to have such shares included in a resale registration statement for an offering to be made on a continuous basis for a period of up to two years. Any sale of these shares of common stock into the public market could cause a decline in the trading price of our common stock.

In addition, the issuance of the Series D preferred shares constituted a change in corporate control under our current stock incentive plans. As a result of the change in corporate control, each outstanding option as of the closing (other than certain options held by executive officers) became fully exercisable. Immediately following the closing of the Series D preferred financing, there were outstanding options to acquire approximately 8,356,882 shares of common stock that were fully vested. Approximately 38.2% of these options had exercise prices less than $10.00. These options, if exercised, will result in further dilution to holders of common stock.

Our redemption obligations under our convertible debentures or the repurchase of our convertible debentures in the open market could have a material adverse effect on our financial condition.

        In June 1998, we completed a convertible debt offering of $86,250,000 in 5 1/4% convertible subordinated debentures that are due June 15, 2005. We have set aside $45,000,000 of the Series D preferred financing proceeds we received in August 2003 to redeem or repurchase, at or prior to maturity, a portion of the convertible debentures. Even assuming we redeem $45,000,000 of our convertible debentures, we will still have $41,250,000 in convertible debentures due in June 2005. We may be required to dedicate a substantial portion of our cash flows from operations, including from the sale of receivables, to repay the principal and interest on the full amount of these convertible debentures. We may choose to repurchase a portion of the convertible debentures in the open market, subject to compliance with applicable laws and approval of our board of directors. However, we cannot guarantee that we will be able to effect these repurchases at favorable prices. Our repurchase of convertible debentures will reduce the cash we have available to fund operations, research and product development, capital expenditures and other general corporate purposes. In addition, we have incurred net losses in the past and may incur losses in the future that may impair our ability to generate the cash required to meet our obligations under the convertible debentures. If we cannot generate sufficient cash to meet these obligations, we may be required to incur additional indebtedness or raise additional capital which may negatively impact our stockholders.

We may need to raise additional capital.

        We expect that the increase of $15,000,000 to our working capital as a result of the Series D preferred financing together with our current cash balances, cash-equivalents, short-term investments, availability of sales of our installment contracts, availability under our bank line of credit and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses, including those related to the FTC proceedings or their outcome, or other unforeseen difficulties.

        An important part of our cash management program is the sale of receivables. Historically, we have had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. These contracts represent amounts due over the life of existing term licenses. During fiscal year ended June 30, 2003, installments receivable decreased by $0.6 million to $108.1 million. We sold $66.7 million of installments receivable to General Electric Credit Corporation and Fleet Business Credit Corporation during fiscal 2003. Our ability to continue these arrangements or replace them with similar arrangements is important to maintain adequate funding.

        Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. In addition, the uncertain outcome of the FTC complaint creates a serious obstacle in us seeking additional financing. Until this complaint is resolved, we expect our ability to obtain additional financing will be substantially impaired. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

The holders of our Series D preferred shares own a substantial portion of our capital stock that may afford them significant influence over our affairs.

        As of September 24, 2003, the Series D preferred shares (as converted to common stock) represented 43.5% of our outstanding common stock and the WD warrants were exercisable for a number of shares representing 8.7% of our outstanding common stock (ignoring certain limitations on the ability to covert such shares or exercise such warrants). As a result, these stockholders, if acting together, would have the ability to delay or prevent a change in control of AspenTech that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

  •
  any amendment of our certificate of incorporation or bylaws;

  •
  the approval of some mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

  •
  the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

        We expect to set aside $45,000,000 of the net proceeds of the Series D preferred financing to repay a portion of the convertible debentures at or prior to maturity. If the board of directors were to determine that it was in our best interests to use all or a portion of those funds for another purpose, we would be unable to do so without the consent of the holders of our Series D-1 preferred shares. In addition, the holders of our Series D-1 preferred shares currently have the right to elect four of our nine board members and thereby may be able to exert substantial influence over matters submitted for board approval.

Item 2.    Properties

        Our principal offices occupy approximately 110,000 square feet of office space in Cambridge, Massachusetts. The lease of this office space expires on September 30, 2012. We have agreements to sub-lease 10,000 square feet of this space that expire through April 2008, and are actively seeking to sub-lease an additional 20,000 square feet of this space. We also lease space for our Houston, Texas facilities. This lease encompasses approximately 245,000 square feet and expires March 1, 2012. We are actively seeking to sub-lease 100,000 square feet of this space. In addition to these two facilities we and our subsidiaries also own or lease office space in Carlsbad, California; Rockville, Maryland; New Providence, New Jersey; Midlothian, Virginia; Bothell, Washington; LaHulpe, Belgium; Calgary, Alberta, Canada; Cambridge, England; Warrington, England; Didcot, England; Tokyo, Japan; Best, The Netherlands; Singapore; Beijing, China; Barcelona, Spain; and other locations where additional sales and customer support offices are located. We believe that our existing and planned facilities are adequate for our needs for the foreseeable future and that, if additional space is needed, such space will be available on acceptable terms.

Item 3.    Legal Proceedings

  FTC Complaint

        On August 7, 2003, the FTC announced that it has authorized its staff to file a civil administrative complaint alleging that our acquisition of Hyprotech in May 2002 was anticompetitive and seeking to declare the acquisition in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. An administrative law judge will adjudicate the complaint in a trial-type proceeding if we do not reach a settlement with the FTC prior to the conclusion of this proceeding. Any decision of the administrative law judge may be appealed to the commissioners of the FTC by either the FTC staff or us. Upon appeal, the commissioners will issue their own decision and order after reviewing legal briefs and hearing oral arguments. If the FTC commissioners rule against us, we may file a petition for review in a federal circuit court of appeals. If the court of appeals affirms the FTC's ruling, then the court will enter its own order of enforcement. Any decision of the court of appeals may be appealed by either the FTC or by us to the U.S. Supreme Court. We disagree with the FTC that the acquisition of Hyprotech is anticompetitive and intend to defend the proceedings vigorously.

        It is too early to determine the likely outcome of the FTC's challenge. Because of the length of the appeals process, the outcome of this matter may not be determined for several years. If the FTC were to prevail in this challenge, it could seek to impose a wide variety of remedies, some of which would have a material adverse effect on our ability to continue to operate under our current business plans and on our results of operations. These potential remedies include the divestiture of Hyprotech, as well as mandatory licensing of Hyprotech software products and our other engineering software products to one or more of our competitors. As of June 30, 2003, we had accrued $13 million to cover the cost of (1) professional service fees associated with our cooperation in the FTC's investigation since its commencement on June 7, 2002, and (2) estimated future professional services fees relating to the initial administrative proceeding and any subsequent appeals.

  Litigation

        On May 31, 2002, we acquired the capital stock of Hyprotech from AEA Technology plc. AEA is engaged in arbitration proceedings in England over a contract dispute with KBC Advanced Technologies PLC, an English technology and consulting services company. The dispute remains in arbitration and concerns alleged breaches by each party of an agreement to develop and market a product known as HYSYS.Refinery. We indemnified AEA under the Sale and Purchase Agreement with AEA dated May 10, 2002 against any costs, damages or expenses in respect of a claim brought by KBC alleging damages due to AEA's (a) failure to comply with its contractual obligations after the acquisition, (b) breach of non-competition clauses with respect to activities occurring after the acquisition, (c) breach of certain obligations to KBC under its agreement by virtue of the acquisition, or (d) execution of the acquisition agreement. On March 31, 2003, the arbitrator delivered a partial decision in the arbitration, as a result of which we have not received any request under the indemnification agreement, nor do we expect to receive one. Subsequently, AEA and KBC each issued a notice to the other terminating the contract between them. We expect that the arbitrator will determine whether either party had proper grounds for such termination notice. We are working with AEA in the resolution of this matter. It is too early to determine the likely outcome of this matter.

        In addition, on September 11, 2002, KBC filed a separate complaint in state district court in Houston, Texas against us and Hyprotech. KBC's claim alleges tortious interference with contract and existing business relations, tortious interference with prospective business relationships, conversion of intellectual property and civil conspiracy. KBC has requested actual and exemplary damages, costs and interest. We have filed a counterclaim against KBC requesting actual and punitive damages and attorney fees. A trial date has been set for January 19, 2004. On August 25, 2003, KBC filed an additional complaint in the state district court in Houston, Texas against us and Hyprotech alleging breach of non-compete provisions and requesting injunctive relief preventing sale of our product Aspen.Refsys. We believe the causes of action to be without merit and will defend the case vigorously. On September 15, 2003, the court set aside the injunction pending resolution of the arbitration in London.

Item 4.    Submission of Matters to a Vote of Securityholders

        No matter was submitted to a vote of our securityholders during the fourth quarter of fiscal 2003.

        We held a Special Meeting of Stockholders on August 13, 2003. Holders of our common stock and Series B convertible preferred stock voted together on all matters. In addition, a separate vote of the holders of our common stock was required to approve an amendment to the par value of our common stock, as described below.

        Stockholders approved the issuance of shares of common stock that are issuable (a) upon conversion of, or as dividends on, Series D convertible preferred stock, (b) upon exercise of warrants that we issued contemporaneously with the Series D convertible preferred stock, or (c) upon exercise of preemptive rights that we granted in connection with the issuance of the Series D convertible preferred stock and stock warrants. Shares representing a total of 18,263,473 votes were cast in favor of this proposal, shares representing a total of 8,484,136 votes were cast against this proposal and shares representing a total of 104,782 votes abstained.

        Stockholders approved authorizing our board of directors, in its discretion, to amend the certificate of incorporation to effect a one-for-two reverse split of our outstanding common stock at any time prior to January 31, 2004. Shares representing a total of 28,350,903 votes were cast in favor of this proposal, shares representing a total of 6,964,322 votes were cast against this proposal and shares representing a total of 475,094 votes abstained.

        Stockholders approved authorizing our board of directors, in its discretion, to amend the certificate of incorporation to effect a one-for-three reverse split of our outstanding common stock at any time prior to January 31, 2004. Shares representing a total of 27,676,566 votes were cast in favor of this proposal, shares representing a total of 6,964,322 votes were cast against this proposal and shares representing a total of 1,189,463 votes abstained.

        Stockholders approved an amendment to our certificate of incorporation to (a) increase the number of authorized shares of common stock from 120,000,000 to 210,000,000 and (b) the total number of authorized shares of capital stock from 130,000,000 to 220,000,000. Shares representing a total of 26,508,996 votes were cast in favor of this proposal, shares representing a total of 9,234,590 votes were cast against this proposal and shares representing a total of 86,765 votes abstained.

        Stockholders approved an amendment to our certificate of incorporation to reduce the par value of our common stock from $0.10 per share to $0.001 per share. Shares representing a total of 28,389,710 votes were cast in favor of this proposal, shares representing a total of 7,327,595 votes were cast against this proposal and shares representing a total of 113,046 votes abstained. In addition, shares of common stock representing a total of 26,945,540 votes were cast in favor of this proposal, shares representing a total of 7,327,595 votes were cast against this proposal and shares representing a total of 113,046 votes abstained.

        Stockholders did not approve the adoption of our 2003 Stock Incentive Plan. Shares representing a total of 12,435,040 votes were cast in favor of this proposal, shares representing a total of 14,050,529 votes were cast against this proposal and shares representing a total of 366,822 votes abstained.

        Stockholders approved an amendment to our 1995 director stock option plan to increase the number of shares of common stock reserved for issuance under the plan from 440,000 to 800,000, subject to appropriate adjustment if a reverse split of the common stock is effected. Shares representing a total of 14,139,913 votes were cast in favor of this proposal, shares representing a total of 12,353,926 votes were cast against this proposal and shares representing a total of 358,552 votes abstained.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

        Our common stock is traded on the Nasdaq National Market under the symbol "AZPN." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq National Market.

	High	Low
Fiscal 2002:
First Quarter	$25.09	$7.79
Second Quarter	17.34	8.86
Third Quarter	23.43	14.16
Fourth Quarter	22.89	6.51
Fiscal 2003:
First Quarter	$8.43	$2.69
Second Quarter	3.65	0.59
Third Quarter	3.70	2.11
Fourth Quarter	5.26	2.40

        In August 2003, stockholders approved authorizing our board of directors, in its discretion, to amend the certificate of incorporation to effect a one-for-two or one-for-three reverse split of our outstanding common stock at any time prior to January 31, 2004.

Holders

        As of September 24, 2003, there were approximately 1,104 holders of our common stock.

Dividends

        We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our earnings, if any, in the foreseeable future, except to the extent we pay quarterly dividends on our preferred stock in cash rather than in common stock. In addition, under the terms of our January 2003 loan arrangement with Silicon Valley Bank, we are prohibited from paying any dividends on our stock, with the exception of dividends paid in common stock or dividends on our preferred stock paid in cash, provided that we are not in default under the loan arrangement. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information about the securities authorized for issuance under AspenTech's equity compensation plans as of June 30, 2003:

Equity Compensation Plan Information

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(A)
Equity compensation plans approved by security holders	8,340,045	$11.35	5,079,245
Equity compensation plans not approved by security holders	—	—	—

Total	8,340,045	$11.35	5,079,245

        Amounts reflected in column (A) exclude an aggregate of 74,337 shares that are issuable upon exercise of outstanding options that we assumed in connection with various acquisitions. The weighted average exercise price of the excluded options is $10.59.

        Equity compensation plans approved by security holders consist of our 1988 non-qualified stock option plan, our 1995 stock option plan, the 1995 directors plan, our 1998 employees' stock purchase plan, our 1996 special stock option plan and our 2001 stock option plan.

        The securities remaining available for future issuance under equity compensation plans approved by our security holders consists of:

  •
  1,103,065 shares of common stock issuable under our 1998 employees' stock purchase plan;

  •
  1,204,530 shares of common stock issuable under our 1995 stock option plan, pursuant to which the number of shares attributable to the exercise of options granted under such plan plus the number of shares then issuable upon exercise of outstanding options granted under such plan shall at no time exceed 3,600,000, increased automatically at each of July 1, 1998, July 1, 1999 and July 1, 2000 by an amount equal to 5% of the common stock outstanding on the preceding June 30, provided that the number of shares purchasable under incentive stock options may not exceed 6,000,000; and

  •
  2,771,650 shares of common stock issuable under our 2001 stock option plan, pursuant to which the number of shares attributable to the exercise of options granted under such plan plus the number of shares then issuable upon exercise of outstanding options granted under such plan shall at no time exceed 4,000,000, increased automatically at each of July 1, 2002, July 1, 2003 and July 1, 2004 by the number equal to 5% of the common stock outstanding on the preceding June 30, rounded down to the largest even multiple of 10,000, provided that the number of shares purchasable under incentive stock options may not exceed 8,000,000 shares.

        On July 1, 2003, the total number of shares of common stock issuable under our 2001 stock option plan increased by 1,960,000. Each of the options outstanding under these equity compensation plans has a term of ten years. During the fiscal year ended June 30, 2003 options to purchase approximately 3,560,000 shares terminated unexercised.

Recent Sales of Unregistered Securities

        We did not make any sales of unregistered securities during the quarter ended June 30, 2003.

        On August 14, 2003, we issued and sold 300,300 shares of Series D-1 preferred and WD warrants exercisable to purchase 6,006,006 shares of common stock to several investment partnerships in a private placement for an aggregate purchase price of approximately $100 million. We also issued 63,064 shares of Series D-2 preferred, WD warrants exercisable to purchase 1,261,280 shares of common stock and WB warrants to purchase 791,044 shares of common stock and delivered approximately $30 million in cash to our Series B preferred holders in consideration for the surrender of all of our outstanding Series B preferred and warrants.

        We used $30 million of the net proceeds from the private placement of our Series D-1 preferred to repurchase 23,082 shares of outstanding Series B-I preferred and 12,212 shares of Series B-II preferred. We intend to use $45 million of net proceeds to fund the repurchase of a portion of our outstanding 5 1/4% convertible subordinated debentures at or prior to maturity and up to $15 million for general working capital purposes. The holders of our Series D-1 preferred will have the right to consent to any additional use of the proceeds from the sale of the Series D-1 preferred. Approximately $10 million of the proceeds were used to pay transaction costs.

        Our obligations to the Series D investors are contained in a securities purchase agreement, repurchase and exchange agreement, investor rights agreement and the WD and WB warrants issued in connection with the private placement. The summary contained in this current report on Form 10-K does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the detailed provisions of those documents, copies of which were filed as exhibits to our Current Reports on Form 8-K filed with the SEC on June 2, 2003 and August 22, 2003.

        Under the securities purchase agreement, we issued the following securities:

  •
  300,300 shares of Series D-1 preferred for a purchase price of $333.00 per share,

  •
  WD warrants to the holders of Series D-1 preferred to purchase 6,006,006 shares of our common stock,

  •
  63,064 shares of Series D-2 preferred to certain of the Series B preferred holders in exchange for the repurchase of 16,918 shares of Series B-I preferred and 7,788 shares of Series B-II preferred held by certain of the Series B preferred holders; and

  •
  WD warrants to certain of the Series B preferred holders to purchase 1,261,280 shares of our common stock.

        Under the repurchase and exchange agreement, we

  •
  repurchased 23,082 shares of Series B-I preferred and 12,212 shares of B-II preferred for an aggregate of approximately $30 million in cash, and

  •
  issued new warrants to the Series B preferred holders to purchase 791,044 shares of our common stock in exchange for outstanding warrants to purchase the same number of shares of our common stock currently held by the Series B preferred holders, but having terms materially different from the new warrants.

        The Series D preferred, WD warrants and WB warrants all have antidilution protection, which provides that the conversion price or exercise price adjusts downwards using a weighted-average calculation in the event we issue certain additional securities at a price per share less than the applicable Series D conversion price or warrant exercise price then in effect. These adjustments do not apply to the issuance of common stock or such instruments in specified firm commitment underwritten public offerings, strategic arrangements, mergers or acquisitions, and grants and purchases of securities pursuant to equity incentive plans.

        Simultaneously with the issuance of the Series D preferred and warrants, we entered into an investor rights agreement in which we granted the Series D preferred investors, among other things, certain registration rights, preemptive rights upon the future issuance of certain of our securities, and, with respect to the Series D-1 preferred holders, the right to elect the number of directors based upon the number of votes to which the holders of Series D-1 preferred are entitled, as set forth in the Series D certificate of designations, provided such number is less than fifty percent of the board of directors. All shares of common stock issuable upon the conversion of the Series D preferred and issued as dividends on the Series D preferred and upon the exercise of either the WB warrants or WD warrants are subject to either (1) in the case of the Series D-1 preferred holders, the right to demand up to four registration statements covering such shares or (2) in the case of the Series D-2 preferred holders, the right to have such shares included in a resale registration statement for an offering to be made on a continuous basis for a period of up to two years. We also granted to those holders of our Series D preferred who qualify as accredited investors certain preemptive rights to participate in future issuances of certain of our securities until such time as such accredited investors hold less than ten percent of the Series D preferred issued pursuant to the securities purchase agreement.

Item 6.    Selected Financial Data

        The following consolidated statement of operations data for the years ended June 30, 2001, 2002 and 2003 and consolidated balance sheet data as of June 30, 2002 and 2003 have been derived from our consolidated financial statements that were audited by independent public accountants, and are included elsewhere in this Form 10-K. The consolidated statement of operations data (other than pro forma data) for the years ended June 30, 1999 and 2000 and consolidated balance sheet data as of June 30, 1999, 2000 and 2001 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K and the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended June 30,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$97,108	$132,843	$147,448	$133,913	$139,859
Service and other	129,411	135,250	179,476	186,691	182,862

Total revenues	226,519	268,093	326,924	320,604	322,721

Expenses:
Cost of software licenses	7,899	9,605	11,856	11,830	13,916
Cost of service and other	83,905	85,193	114,595	119,972	106,868
Selling and marketing	85,664	91,863	113,608	115,225	105,883
Research and development	48,625	51,567	68,913	74,458	65,086
General and administrative	23,503	24,736	30,643	34,258	36,681
Costs related to acquisitions	—	1,547	—	—	—
Goodwill impairment charge	—	—	—	—	74,715
Restructuring and other charges	17,867	—	6,969	16,083	81,162
Charges for in-process research and development	—	—	9,915	14,900	—

Total expenses	267,463	264,511	356,499	386,726	484,311

Income (loss) from operations	(40,944)	3,582	(29,575)	(66,122)	(161,590)
Interest income	10,092	9,847	10,268	6,768	8,485
Interest expense	(5,677)	(5,563)	(5,469)	(5,591)	(7,132)
Write-off of investments	—	—	(5,000)	(8,923)	—
Foreign currency exchange loss	(94)	(118)	(81)	(1,073)	(134)
Income (loss) on equity in joint ventures and realized gain on sales of investments	19	4	750	180	(462)

Income (loss) before provision for (benefit from) income taxes	(36,604)	7,752	(29,107)	(74,761)	(160,833)
Provision for (benefit from) income taxes	(15,809)	2,324	(8,732)	2,404	—

Net income (loss)	(20,795)	5,428	(20,375)	(77,165)	(160,833)
Accretion of preferred stock discount and dividend	—	—	—	(6,301)	(9,184)

Net income (loss) applicable to common stock holders	$(20,795)	$5,428	$(20,375)	$(83,466)	$(170,017)

Pro forma net income (loss), reflecting provision for income taxes on Subchapter S-Corporation income	$(22,066)
Diluted net income (loss) per share	$(0.76)	$0.18	$(0.68)	$(2.58)	$(4.42)
Basic net income (loss) per share	$(0.76)	$0.19	$(0.68)	$(2.58)	$(4.42)
Pro forma diluted net income (loss) per share	$(0.80)
Weighted average shares outstanding — diluted	27,476	30,785	29,941	32,308	38,476
Weighted average shares outstanding — basic	27,476	28,221	29,941	32,308	38,476

	June 30,
	1999	2000	2001	2002	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash-equivalents	$34,039	$49,371	$36,633	$33,571	$51,567
Working capital	153,987	169,380	127,414	76,120	41,938
Total assets	325,023	364,945	406,594	548,343	378,480
Long-term obligations, less current maturities	89,405	88,173	88,149	92,135	89,911
Redeemable preferred stock	—	—	—	—	57,537
Total stockholders' equity	145,750	169,198	201,070	253,788	40,087

        In July 2001, we adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under this statement goodwill as well as certain other intangible assets, determined to have an indefinite life, were no longer amortized as of the date of adoption. General and administrative costs for the years ended June 30, 1999, 2000 and 2001 include amortization of goodwill and acquired assembled workforce of $0.9 million, $0.9 million and $2.6 million, respectively.

        Service and other revenues and cost of service and other for the years ended June 30, 1999 and 2000 do not reflect a reclassification for the reimbursement of out-of-pocket expenses, as required by Emerging Issues Task Force Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred". It is impracticable to do so, as the information was not compiled during these periods. The amounts included in service and other revenues and cost of service and other for the years ended June 30, 2001, 2002 and 2003 were $16.3 million, $18.8 million and $19.0 million, respectively.

        In July 2001, we adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under this statement goodwill as well as certain other intangible assets, determined to have an indefinite life, were no longer amortized as of the date of adoption. General and administrative costs for the years ended June 30, 1999, 2000 and 2001 include amortization of goodwill and acquired assembled workforce of $0.7 million, $0.7 million and $1.8 million, respectively.

        Basic and diluted net income (loss) per share and weighted average shares outstanding in the preceding table have been computed as described in note 2(j) to the consolidated financial statements included elsewhere in this Form 10-K. We have never declared or paid cash dividends on our common stock.

        Pro forma net income (loss) and pro forma diluted net income (loss) per share for the year ended June 30, 1999 assume that earnings for Petrolsoft, an acquired subchapter S-Corporation accounted for as a pooling-of-interests, were taxed at the Company's effective tax rate.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Since our founding in 1981, we have developed and marketed software and services to companies in the process industries. In addition to internally generated growth, we have acquired a number of businesses, including Hyprotech on May 31, 2002. We acquired Hyprotech in a transaction accounted for as a purchase. Our operating results include the operating results of Hyprotech only for periods subsequent to the date of acquisition.

        We typically license our engineering solutions for terms of three to five years and license our manufacturing/supply chain solutions for terms of 99 years. See "Item 1. Business—Products: Software and Services."

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

        Service revenues from fixed-price contracts are recognized using the proportional performance method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount thereof is provided currently. Service revenues from time-and-expense contracts and consulting and training revenues are recognized as the related services are performed. Services that have been performed but for which billings have not been made are recorded as unbilled services, and billings that have been recorded before the services have been performed are recorded as unearned revenue in the accompanying consolidated balance sheets. In accordance with the Emerging Issues Task Force released Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred," reimbursement received for out-of-pocket expenses is recorded as revenue and not as a reduction of expenses.

        We license our software in U.S. dollars and several foreign currencies. We hedge material foreign currency-denominated installments receivable with specific hedge contracts in amounts equal to those installments receivable. Historically, we experience minor foreign currency exchange gains or losses due to foreign exchange rate fluctuations, the impact of which have typically not been material. We do not expect fluctuations in foreign currencies to have a significant impact on either our revenues or our expenses in the foreseeable future.

Significant Events—Year ended June 30, 2003

        The restructuring and other charges, totaling $81.2 million in the accompanying consolidated statement of operations, consist of $68.2 million of charges associated with our October 2002 restructuring plan (as described below), and $13.0 million of accrued legal costs, related to the FTC challenge of our acquisition of Hyprotech (as described below).

        In October 2002, we determined that the goodwill should be tested for impairment as a result of lowered revenue expectations and the overall decline in our market value. An independent third party valued our three business reporting units, license, consulting services, and maintenance and training. The valuation was based on an income approach, using a five-year present value calculation of income, and a market approach, using comparable company valuations. Based on this analysis, it was determined that the full values of the goodwill associated with the license unit and consulting services unit were impaired. It was also determined that the fair value of the maintenance and training reporting unit exceeded its carrying value, resulting in no impairment of its goodwill. This amounted to a $74.7 million aggregate impairment charge, recorded in the accompanying consolidated statement of operations.

        On August 7, 2003, the FTC announced that it has authorized its staff to file a civil administrative complaint alleging that our acquisition of Hyprotech in May 2002 was anticompetitive and seeking to declare the acquisition in violation of Section 5 of the FTC Act and Section 7 of the Clayton Act. It is too early to determine the likely outcome of the FTC's challenge. Because of the length of the appeals process, the outcome of this matter may not be determined for several years. If the FTC were to prevail in this challenge, it could seek to impose a wide variety of remedies, some of which would have a material adverse effect on our ability to continue to operate under our current business plans and on our results of operations. These potential remedies include divestiture of Hyprotech, as well as mandatory licensing of Hyprotech software products and our other engineering software products to one or more of our competitors. As of June 30, 2003, we had accrued $13.0 million to cover the cost of (1) professional service fees associated with our cooperation in the FTC's investigation since its commencement on June 7, 2002, and (2) estimated future professional services fees relating to the initial administrative proceeding and any subsequent appeals.

        In January 2003, we executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (4.00% at June 30, 2003) plus 1/2%, which may be reduced to the bank's prime rate upon the achievement of two consecutive quarters of net income. We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on the accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. In August 2003, we executed an amendment to the Loan Arrangement that adjusted the terms of certain financial covenants, and cured a default of the tangible net worth covenant as of June 30, 2003. The Loan Arrangement expires in January 2005.

Summary of Restructuring Accruals

  Fiscal 2003

        In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below our expectations and to general economic uncertainties. In addition, we revised our revenue expectations for the remainder of the fiscal year and beyond, primarily related to our manufacturing / supply chain product line, which has been affected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, cancellation of certain internal capital projects and discontinuation of development and support for certain non-critical products. As a result of the discontinuation of development and support for certain products, coupled with the revised revenue expectations, certain long-lived assets were reviewed and determined to be impaired in accordance with SFAS No. 144. These actions resulted in an aggregate restructuring charge of $55.6 million. In June 2003, we reviewed our estimates to this plan and recorded a $12.5 million increase to the accrual, primarily due to revisions of the facility sub-leasing assumptions, as well as increases to severance and other costs.

        As of June 30, 2003, there was $18.1 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the year ended June 30, 2003, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition costs	Total
Restructuring charge	$17,347	$10,028	$40,728	$68,103
Write-off/Impairment of assets	—	—	(39,148)	(39,148)
Payments	(3,548)	(7,297)	—	(10,845)

Accrued expenses, June 30, 2003	$13,799	$2,731	$1,580	$18,110

We expect that the remaining obligations will be paid by December 2010.

  Fiscal 2002

        In the fourth quarter of fiscal 2002, we initiated a plan to reduce operating expenses and to restructure operations around our two primary product lines, engineering software and manufacturing/supply chain software. We reduced worldwide headcount by approximately 10% or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $14.4 million. As of June 30, 2003, there was $5.9 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the year ended June 30, 2003, the following activity was recorded:

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2002	$4,901	$6,436	$11,337
Payments	(695)	(4,748)	(5,443)

Accrued expenses, June 30, 2003	$4,206	$1,688	$5,894

We expect that the remaining obligations will be paid by December 2010.

        During the first quarter of fiscal 2002, in light of further economic uncertainties, our management made a decision to adjust our business plan by further reducing spending. This change in business plan consisted of a reduction in worldwide headcount of approximately 5% of the workforce and a reduction of certain future discretionary expenses. As a result of these measures, we recorded a restructuring charge of $2.6 million, primarily for severance, for the quarter ended September 30, 2001. During the year ended June 30, 2003, the following activity was recorded:

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2002	$144	$19	$163
Payments	(144)	(19)	(163)

Accrued expenses, June 30, 2003	$—	$—	$—

  Fiscal 2001

        In the third quarter of fiscal 2001, the revenues realized were below expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. At that time, we also reduced our revenue expectations for the fourth quarter of fiscal year 2001 and for the fiscal year 2002. Based on the reduced revenue expectations, management evaluated the business plan and made significant changes, resulting in a restructuring plan for our operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of our e-business focus to emphasize our marketplace solutions. The restructuring plan resulted in a pretax charge totaling $7.0 million. As of June 30, 2003, there was $0.7 million remaining in accrued expenses relating to the restructuring. During the year ended June 30, 2003, the following activity was recorded:

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2002	$1,137	$53	$1,190
Payments	(397)	(53)	(450)

Accrued expenses, June 30, 2003	$740	$—	$740

We expect that the remaining obligations will be paid by March 2008.

  Fiscal 1999

        In the fourth quarter of fiscal 1999, we undertook certain actions to restructure our business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of our core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. As of June 30, 2003, there was $0.5 million remaining in the accrued expenses relating to the restructuring. During the year ended June 30, 2003, the following activity was recorded:

Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2002	$375
Net sub-lease receipts (lease payments)	147

Accrued expenses, June 30, 2003	$522

We expect that the remaining obligations will be paid by December 2004.

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

        Our management uses its judgment concerning the satisfaction of these criteria, particularly the criteria relating to the determination of whether the fee is fixed and determinable and the criteria relating to the collectibility of the receivables, particularly the installments receivable, relating to such sales. Should changes and conditions cause management to determine that these criteria are not met for certain future transactions, all or substantially all of the software license revenue recognized for such transactions could be deferred.

  Revenue Recognition—Consulting Services

        We recognize revenue associated with fixed-fee service contracts in accordance with the proportional performance method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount of the anticipated loss is provided currently. Our management uses its judgment concerning the estimation of the total costs to complete the contract, considering a number of factors including the experience of the personnel that are performing the services and the overall complexity of the project. Should changes and conditions cause actual results to differ significantly from management's estimates, revenue recognized in future periods could be adversely affected.

  Impairment of Long-lived Assets, Goodwill and Intangible Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review the carrying value of long-lived assets when circumstances dictate that they should be reevaluated, based upon the expected future operating cash flows of our business. These future cash flow estimates are based on historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates, and accordingly cause a full impairment of our long-lived assets.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", we conduct at least an annual assessment on January 1st of the carrying value of our goodwill assets. We obtain a third-party valuation of the reporting units associated with the goodwill assets, which is based on either estimates of future income from the reporting units or estimates of the market value of the units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates. In addition, the relevancy of recent transactions used to establish market value for our reporting units is based on management's judgment.

        During the year ended June 30, 2003, we recorded charges related to the impairment of certain long-lived assets and intangible assets and a portion of our goodwill. The timing and size of future impairment charges involves the application of management's judgment and estimates and could result in the write-off of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $97.5 million as of June 30, 2003.

  Accounting for Income Taxes

        As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liabilities together with the assessment of temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Tax assets also result from net operating losses, research and development tax credits and foreign tax credits. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the tax provision in the statement of operations.

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

  Allowance for Doubtful Accounts

        We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. In determining these provisions, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be required for all or substantially all of certain receivable balances.

  Results of Operations

        The following table sets forth the percentages of total revenues represented by certain consolidated statement of operations data for the periods indicated:

	Year Ended June 30,
	2001	2002	2003
Revenues:
Software licenses	45.1%	41.8%	43.3%
Service and other	54.9	58.2	56.7

Total revenues	100.0	100.0	100.0

Expenses:
Cost of software licenses	3.6	3.7	4.3
Cost of service and other	35.0	37.5	33.1
Selling and marketing	34.8	35.9	32.8
Research and development	21.1	23.2	20.2
General and administrative	9.4	10.7	11.4
Costs related to acquisition	—	—	—
Goodwill impairment charge	—	—	23.2
Restructuring and other charges	2.1	5.0	25.1
Charges for in-process research and development	3.0	4.6	—

Total expenses	109.0	120.6	150.1

Income (loss) from operations	(9.0)	(20.6)	(50.1)
Interest income	3.1	2.1	2.7
Interest expense	(1.7)	(1.7)	(2.2)
Write-off of investments	(1.5)	(2.9)	—
Other income (expense), net	0.2	(0.2)	(0.2)

Income (loss) before provision for (benefit from) income taxes	(8.9)%	(23.3)%	(49.8)%

  Comparison of Fiscal 2003 to Fiscal 2002

        Revenues.    Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for fiscal 2003 increased 0.7% to $322.7 million from $320.6 million in fiscal 2002. Total revenues from customers outside the United States were $172.5 million or 53.5% of total revenues and $146.9 million or 45.8% of total revenues for fiscal 2003 and 2002, respectively. The geographical mix of revenues can vary from period to period.

        Software license revenues represented 43.3% and 41.8% of total revenues for fiscal 2003 and 2002, respectively. Revenues from software licenses in fiscal 2003 increased 4.4% to $139.9 million from $133.9 million in fiscal 2002. Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. Greater software license revenues in fiscal 2003 were driven by the inclusion of software license revenue associated with Hyprotech, offset by an overall decline in demand for our manufacturing/supply chain products. Revenues and expenses associated with Hyprotech are included in our results from operations from the May 31, 2002 date of acquisition; for fiscal 2002 this includes the month of June 2002 and for fiscal 2003 this includes the full fiscal year.

        Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for fiscal 2003 decreased 2.1% to $182.9 million from $186.7 million for fiscal 2002. This decline in revenue is reflective of a decrease in consulting revenue, partially offset by the inclusion of maintenance revenue associated with Hyprotech. The decline in consulting revenue primarily is related to the decline in demand for our manufacturing/supply chain software products, along with which we typically sell consulting projects.

        Cost of Software Licenses.    Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging. Cost of software licenses for fiscal 2003 increased 17.6% to $13.9 million from $11.8 million in fiscal 2002. Cost of software licenses as a percentage of revenues from software licenses increased to 10.0% for fiscal 2003 from 8.8% for fiscal 2002. These increases are primarily the result of a royalty arrangement with Accenture, which was effective as of July 2002, under which we pay royalties on the licensing of certain manufacturing/supply chain products.

        Cost of Service and Other.    Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for fiscal 2003 decreased 10.9% to $106.9 million from $120.0 million for fiscal 2002. Cost of service and other, as a percentage of revenues from service and other, decreased to 58.4% for fiscal 2003 from 64.3% for fiscal 2002. This decrease in absolute dollars is due to the reductions in headcount reflected in the restructuring charges of May 2002 and October 2002. The decrease as a percentage of service and other revenues was due to the headcount reductions, as well as the increase of revenues from software maintenance as a percentage of service and other revenue, a service that provides higher margins than consulting services.

        Selling and Marketing.    Selling and marketing expenses for fiscal 2003 decreased 8.1% to $105.9 million from $115.2 million for fiscal 2002, while decreasing as a percentage of total revenues to 32.8% from 35.9%. The decreases are attributable to the headcount reductions reflected in the restructuring charges of May 2002 and October 2002, partially offset by costs associated with our October 2002 AspenWorld conference, which occurs bi-annually, the inclusion of costs associated with Hyprotech, increases in certain foreign-based sales expenses where currencies strengthened as compared to the US dollar, and an increase in sales commissions related to significantly higher license revenues in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

        Research and Development.    Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Capitalized software development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses for fiscal 2003 decreased 12.6% to $65.1 million from $74.5 million for fiscal 2002, and decreased as a percentage of total revenues to 20.2% from 23.2%. These decreases are attributable to the effect of reductions in headcount reflected in the restructuring charges of May 2002 and October 2002, partially offset by the inclusion of costs associated with Hyprotech and increases in certain foreign-based research and development expenses where currencies strengthened as compared to the US dollar.

        We capitalized software development costs that amounted to 14.6% of our total research and development costs during fiscal 2003, as compared to 11.7% in fiscal 2002. This increase is due to product development activity related to the Accenture co-development alliance, as well as a smaller level of overall research and development spending.

        General and Administrative.    General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees and amortization of identifiable intangibles. General and administrative expenses for fiscal 2003 increased 7.1% to $36.7 million from $34.3 million for fiscal 2002, and increased as a percentage of total revenues to 11.4% from 10.7%. These increases are due primarily to the full year of amortization of identifiable intangibles related to the May 2002 acquisition of Hyprotech, increases to our bad debt reserve, and the inclusion of general and administrative costs associated with Hyprotech, all offset by the effect of reductions in headcount reflected in the restructuring charges of May 2002 and October 2002.

        Goodwill Impairment Charge.    In October 2002, we determined that the goodwill should be tested for impairment as a result of lowered revenue expectations and the overall decline in our market value. This amounted to a $74.7 million aggregate impairment charge, recorded in the accompanying consolidated statement of operations.

        Restructuring and Other Charges.    During fiscal 2003, we recorded $81.2 million in restructuring and other charges. Of this amount, $68.2 million is associated with our October 2002 restructuring plan, and $13.0 million represents accrued legal costs, related to the FTC challenge of our acquisition of Hyprotech.

        The October 2002 restructuring plan resulted in a $55.6 restructuring charge recorded in the three months ended December 31, 2002. In June 2003 we reviewed our estimates to this plan and recorded a $12.5 million increase to the accrual, primarily due to revisions of the facility sub-leasing assumptions, as well as adjustments to severance and other costs. The components of the restructuring plan are as follows:

          Closure/consolidation of facilities:    Approximately $17.4 million of the restructuring charge relates to the termination of facility leases and other lease related costs. Of this amount, approximately $8.7 million was recorded in the three months ended December 31, 2002 and approximately $8.7 million was recorded as a result of the June 2003 increase to the accrual. The facility leases had remaining terms ranging from several months to eight years. The amount accrued is an estimate of the remaining obligation under the lease or actual costs to buy-out leases, reduced by expected income from the sublease of the underlying properties. The June 2003 increase to the accrual is primarily due to revised estimates related to sublease assumptions, as actual sub-lease rates have been significantly less than originally estimated and we have experienced delays contracting with sub-lessors.

          Employee severance, benefits and related costs:    Approximately $10.0 million of the restructuring charge relates to the reduction in headcount. Of this amount, approximately $8.2 million was recorded in the three months ended December 31, 2002 and approximately $1.8 million was recorded as a result of the June 2003 increase to the accrual. Approximately 400 employees, or 20% of the workforce, were eliminated under the restructuring plan implemented by management. All geographic regions and business units were affected, including services, sales and marketing, research and development, and general and administrative.

          Impairment of assets and disposition costs:    Approximately $40.7 million of the restructuring charge relates to charges associated with long-lived assets that were reviewed for impairment under the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and were either written-down to fair value or written-off due to the fact that the underlying assets will no longer be utilized. Of this amount, approximately $38.7 million was recorded in the three months ended December 31, 2002 and approximately $2.0 million was recorded as a result of the June 2003 increase to the accrual. The resulting charges include:

    •
    A $23.6 million impairment charge related to the intellectual property purchased from Accenture in February 2002. The fair value of this asset was determined by forecasting the future net cash flows associated with the asset and then was compared to its carrying value. This intellectual property is used primarily in the development of manufacturing / supply chain software products, within our license line of business. As noted above, the revenue expectations for the manufacturing / supply chain product line were significantly reduced by management, which prompted the recoverability review, and ultimately, the impairment.

    •
    $13.8 million in impairment charges related to acquired technology, computer software development costs and purchased software. These assets were considered to be impaired because they will either no longer be used or their carrying values were in excess of their fair values. The assets that will no longer be used were identified by management's decisions to either discontinue future development efforts associated with certain products or discontinue internal capital projects. The carrying values of the remaining assets were compared to the fair values of those assets resulting in an impairment. The fair values were determined by forecasting the future net cash flows associated with the products. All of these assets were part of the license line of business.

    •
    A $3.3 million impairment charge related to assets and liabilities associated with certain products which we are divesting. These assets have historically been considered to be part of the license line of business. As part of the cost reductions, management decided that we would no longer devote resources to the development or support of these products. The fair value of the related assets was determined from letters of intent to purchase the intellectual property.

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

        We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any one year is the result of the implicit interest rate established by us on installment contracts and the size of the contract portfolio. Interest income was $8.5 million for fiscal 2003 as compared to $6.8 million in fiscal 2002. This increase primarily is due to the increase of installment contracts associated with Hyprotech.

        Interest Expense.    Interest expense was incurred under our 5 1/4% convertible debentures, amounts owed to Accenture, and capital lease obligations. Interest expense in fiscal 2003 increased to $7.1 million from $5.6 million in fiscal 2002. This increase primarily is due to interest on the amounts owed to Accenture.

        Foreign currency exchange loss.    Foreign currency exchange gains and losses are primarily incurred through the revaluation of receivables denominated in foreign currencies. Foreign currency exchange loss in fiscal 2003 decreased to $0.1 million from $1.1 million in fiscal 2002. This decrease was due to the implementation of a more effective hedging policy for Hyprotech's receivables. In fiscal 2002, an effective hedging policy had not yet been implemented.

        Income (Loss) on Equity in Joint Ventures and Realized Gain on Sales of Investments.    Income (loss) on equity in joint ventures and realized gain on sales of investments was a $0.5 million loss in fiscal 2003 as compared to $0.2 million in income in fiscal 2002. The loss in fiscal 2003 is related to losses in the joint ventures, caused by the general economic slowdown during the year.

        Provision for/Benefit from Income Taxes.    We provided a full valuation against the benefit generated during fiscal 2003 and recorded a provision for income taxes of $2.4 million for fiscal 2002. The provision for fiscal 2002 represents income taxes on income generated in certain foreign jurisdictions where we did not have operating loss carryforwards. We generated significant U.S. tax loss carryforwards during both fiscal 2003 and 2002. The provision for fiscal 2002 was comprised of an income tax provision related to foreign subsidiaries, a benefit from income taxes and an offsetting increase in the tax valuation.

        Under SFAS No. 109, a deferred tax asset related to the future benefit of a tax loss carryforward should be recorded unless we make a determination that it is "more likely than not" that such deferred tax asset would not be realized. Accordingly, a valuation allowance would be provided against the deferred tax asset to the extent that we cannot demonstrate that it is "more likely than not" that the deferred tax asset will be realized. In determining the amount of valuation allowance required, we consider numerous factors, including historical profitability, estimated future taxable income, the volatility of the historical earnings, and the volatility of earnings of the industry in which we operate. We periodically review our deferred tax asset to determine if such asset is realizable. In fiscal 2002, we concluded, in accordance with SFAS No. 109, that we should not recognize the full value of our deferred tax asset under the "more likely than not" test and therefore increased the amount of the valuation allowance. In fiscal 2003, we determined that it was more likely than not that the deferred tax asset would be realized. See Note 10 of Notes to Consolidated Financial Statements.

  Comparison of Fiscal 2002 to Fiscal 2001

        Revenues.    Total revenues for fiscal 2002 decreased 1.9% to $320.6 million from $326.9 million in fiscal 2001. Total revenues from customers outside the United States were $146.9 million or 45.8% of total revenues and $159.5 million or 48.8% of total revenues for fiscal 2002 and 2001, respectively. The geographical mix of revenues can vary from period to period.

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

        Research and Development.    Research and development expenses for fiscal 2002 increased 8.0% to $74.5 million from $68.9 million for fiscal 2001, and increased as a percentage of total revenues to 23.2% from 21.1%. The increase in costs was attributable to a full year of costs relating to the June 2001 acquisitions of certain technology divisions of CPU and the Houston Consulting Group, non-capitalizable costs incurred in association with the Accenture Strategic Alliance, a general increase in normal development activities and costs contributed by Hyprotech in June 2002. The increase in research and development expenses as a percentage of total revenues is primarily related to lower than anticipated revenues. We capitalized software development costs that amounted to 11.7% of our total research and development costs during fiscal 2002. Of this amount, 3.0% related to internal costs and costs incurred by Accenture, as part of the Accenture Strategic Alliance. The remaining 8.7% related to our traditional development efforts, as compared to 7.6% in fiscal 2001.

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

        At the acquisition date, Hyprotech was conducting design, development, engineering and testing activities associated with the completion of its next-generation product. This project involved developing a new componentized architecture that would result in a next-generation software suite. In addition, design and development was in progress for the next release cycle for several of Hyprotech's other products. At the acquisition date, the technologies under development ranged from 25 to 74 percent complete based on engineering man-month data and technological progress. Anticipated completion dates ranged from three months to two years at an estimated cost of $19.3 million.

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

        Interest Income.    Interest income was $6.8 million for fiscal 2002 as compared to $10.3 million in fiscal 2001. This decrease is due to the general decline in interest rates during fiscal 2002 which affected interest earned on installment contracts and our short-term investments.

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

        Foreign currency exchange loss.    Foreign currency exchange loss in fiscal 2002 increased to $1.1 million from $0.1 million in fiscal 2001. This increase was due to the weakening of the U.S. Dollar against European currencies and translation losses attributable to Hyprotech's receivables during the month of June for which we had not yet implemented an effective hedging policy.

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

        Provision for/Benefit from Income Taxes.    We recorded a provision for income taxes of $2.4 million and a benefit from income taxes of $8.7 million for fiscal 2002 and 2001, respectively. The provision for fiscal 2002 represents income taxes on income generated in certain foreign jurisdictions where we did not have operating loss carryforwards. We generated significant U.S. tax loss carryforwards during both fiscal 2002 and 2001. The provision for fiscal 2002 also included a benefit from income taxes and a corresponding increase in the tax valuation of $8.7 million.

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

        The following table presents selected quarterly consolidated statement of operations data for fiscal 2002 and 2003. These data are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of these data in accordance with accounting principles generally accepted in the United States.

	Fiscal 2002 Quarter Ending				Fiscal 2003 Quarter Ending
	Sep. 30	Dec. 31	Mar. 31	June 30	Sep. 30	Dec. 31	Mar. 31	June 30
	(In thousands)
Revenues:
Software licenses	$19,231	$39,939	$37,380	$37,363	$29,646	$36,781	$34,883	$38,549
Service and other	46,960	47,057	46,086	46,588	47,604	46,192	44,846	44,220

Total revenues	66,191	86,996	83,466	83,951	77,250	82,973	79,729	82,769

Expenses:
Cost of software licenses	2,444	3,054	3,165	3,167	3,335	3,511	2,891	4,179
Cost of service and other	30,142	30,261	29,969	29,600	28,008	26,823	25,745	26,292
Selling and marketing	26,624	28,451	29,521	30,629	29,154	27,031	24,455	25,243
Research and development	17,999	17,829	19,585	19,045	17,745	15,997	15,727	15,617
General and administrative	7,422	7,520	8,678	10,638	9,821	8,923	8,893	9,044
Goodwill impairment charge	—	—	—	—	—	74,715	—	—
Restructuring and other charges	2,642	—	(500)	13,941	—	60,529	2,100	18,533
Charge for in-process research and development	—	—	—	14,900	—	—	—	—

Total expenses	87,273	87,115	90,418	121,920	88,063	217,529	79,811	98,908

Income (loss) from operations	(21,082)	(119)	(6,952)	(37,969)	(10,813)	(134,556)	(82)	(16,139)
Interest income, net	753	144	103	177	581	268	349	155
Write-off of investments	—	—	—	(8,923)	—	—	—	—
Other income (expense), net	(184)	(171)	(152)	(386)	(501)	(313)	64	154

Income (loss) before provision for (benefit from) taxes	(20,513)	(146)	(7,001)	(47,101)	(10,733)	(134,601)	331	(15,830)
Provision for (benefit from) income taxes	(6,154)	(44)	(2,100)	10,702	—	—	—	—

Net income (loss)	(14,359)	(102)	(4,901)	(57,803)	(10,733)	(134,601)	331	(15,830)
Accretion of preferred stock discount and dividend	—	—	(4,140)	(2,161)	(2,234)	(2,287)	(2,291)	(2,372)

Net income (loss) applicable to common stockholders	$(14,359)	$(102)	$(9,041)	$(59,964)	$(12,967)	$(136,888)	$(1,960)	$(18,202)

Basic and diluted income (loss) applicable to common shareholders	$(0.45)	$0.00	$(0.17)	$(1.60)	$(0.34)	$(3.59)	$(0.05)	$(0.47)

Basic and diluted weighted average Shares outstanding	31,760	31,748	31,948	37,438	37,994	38,128	38,795	39,026

Liquidity and Capital Resources

        In fiscal 2003, operating activities provided $21.6 million of cash primarily due to decreases to accounts receivable, unbilled services, and prepaid expenses, partially offset by a decrease in accounts payable and accrued expenses. In fiscal 2001 and 2002, operating activities used $14.1 million and $8.0 million of cash, respectively.

        In fiscal 2003, investing activities provided $7.5 million of cash primarily as a result of the maturity of short-term investments, offset in part by an increase in computer software development costs and purchases of property and leasehold improvements. In fiscal 2001 and 2002, investing activities used $13.0 million and $102.3 million of cash, respectively.

        In fiscal 2003, financing activities used $11.6 million of cash primarily due to payments made on our amount owed to Accenture and on our long-term debt and capital lease obligations. In fiscal 2001 and 2002, financing activities provided $15.6 million and $107.1 million of cash, respectively.

        Historically, we have financed our operations principally through cash generated from public offerings of our 5 1/4% convertible debentures and common stock, private offerings of our Series B convertible preferred stock and common stock, operating activities, and the sale of installment contracts to third parties. Additionally, in August 2003 we closed on a private offering of the Series D preferred.

        In August 2003, we issued and sold 300,300 shares of Series D-1 preferred, along with warrants to purchase up to 6,006,006 shares of common stock, for an aggregate purchase price of $100.0 million. Concurrently, we paid $30.0 million and issued 63,064 shares of Series D-2 preferred, along with warrants to purchase up to 1,261,280 shares of common stock, to repurchase all of the outstanding Series B-I and B-II preferred. The Series D preferred, earns cumulative dividends at an annual rate of 8%, that are payable when and if declared by the board, in cash or, subject to certain conditions, common stock. Each share of Series D preferred is initially convertible into 100 shares of common stock, subject to anti-dilution and other adjustments. As a result, the shares of Series D preferred initially were convertible into an aggregate of approximately 36,336,400 shares of common stock. The Series D preferred is subject to redemption at the option of the holders as follows: 50% on or after August 14, 2009 and 50% on or after August 14, 2010.

        We intend to use $45.0 million in proceeds from the sale of our Series D preferred to repay a portion of the convertible debentures at or prior to maturity. We cannot use those proceeds for any other purpose without the consent of the holders of the Series D-1 preferred. We may also attempt to increase the sale of our installment contracts and use these proceeds from such sales to fund additional repurchases of our convertible debentures at or prior to maturity.

        Historically, we have had arrangements to sell long-term installments receivable to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. These contracts represent amounts due over the life of existing term licenses. During fiscal 2001, 2002 and 2003, we sold $66.7 million, $42.7 million and $55.6 million of installments receivable, respectively. As of June 30, 2003 there was approximately $45 million in additional availability under the arrangements. We expect to continue to have the ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance, and the availability under the arrangements can be increased. At June 30, 2003 we had a partial recourse obligation that was within the range of $4.1 million to $5.7 million. We may in the future establish new arrangements to sell additional installment contracts to other financial institutions and increase our cash position.

        In January 2003, we executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (4.00% at June 30, 2003) plus 1/2%, which may be reduced to the bank's prime rate upon the achievement of two consecutive quarters of net income. We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of June 30, 2003, there were $8.8 million in letters of credit outstanding under the line of credit, and there was $15.7 million available for future borrowing. In August 2003, we executed an amendment to the Loan Arrangement that adjusted the terms of certain financial covenants, and cured a default of the tangible net worth covenant as of June 30, 2003. The Loan Arrangement expires in January 2005.

        As of June 30, 2003, we had cash and cash-equivalents totaling $51.6 million. Our commitments as of June 30, 2003 consisted primarily of the maturity of the convertible debentures, amounts owed to Accenture, capital lease obligations, and leases on our headquarters and other facilities. Other than these, there were no other material commitments for capital or other expenditures. Our obligations related to these items at June 30, 2003 are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter
Non-cancellable operating leases	$16,747	$14,411	$12,526	$11,956	$10,887	$34,808
Non-cancellable capital leases and debt obligations	3,849	1,597	1,039	224	183	618
Amounts owed to Accenture (includes royalty minimums)	6,117	3,820	—	—	—	—
Maturity of convertible debentures	—	86,250	—	—	—	—

Total commitments	$26,713	$106,078	$13,565	$12,180	$11,070	$35,426

        We believe our current cash balances, availability of sales of our installment contracts, availability under the Silicon Valley Bank line of credit, cash flows from our operations and proceeds from our August 2003 Series D Preferred financing will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties, due to normal operations or FTC-related costs. In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

Inflation

        Inflation has not had a significant impact on our operating results to date and we do not expect inflation to have a significant impact during fiscal 2004.

New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board, FASB, issued Statement of Financial Accounting Standards, SFAS, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement supersedes Emerging Issues Task Force, EITF, No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. All of our prior restructuring actions will continue to be accounted for under EITF 94-3.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for fiscal years ending after December 31, 2002. The adoption of SFAS No. 148 did not have a material effect on our consolidated financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are effective for transactions that are entered into or modified after June 30, 2003. We do not expect that the adoption of SFAS No. 149 will have a material effect on our consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as liabilities. The provisions of this statement are effective for transactions that are entered into or modified after May 31, 2003. We do not expect that the adoption of SFAS No. 150 will have a material effect on our consolidated financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies disclosure, recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position and results of operations.

        In January 2003, the FASB issued Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities, or VIE, which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure regarding interests in VIE that are deemed significant, even if consolidation is not required. We are currently in the process of determining the impact the adoption of FIN 46 may have on our consolidated financial position or results of operations; however we do not expect that the adoption of this statement will have a material impact.

        In November 2002, the EITF issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect that the adoption of EITF No. 00-21 will have a material effect on our consolidated financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Information relating to quantitative and qualitative disclosure about market risk is set forth in notes 2(d), 2(e), 2(i), 2(k) and 12 to our consolidated financial statements included elsewhere in this Form 10-K and below under the captions "Investment Portfolio" and "Foreign Exchange Hedging."

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

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars

		Maturing in Fiscal Year Ending June 30,
	Fair Value at June 30, 2003
		2004	2005	2006	2007	2008 and Thereafter
	(In thousands, except interest rates)
Cash Equivalents	$51,567	$51,567	—	—	—	—
Weighted Average Interest Rate	1.05%	1.05%	—	—	—	—
Investments	$—	—	—	—	—	—
Weighted Average Interest Rate	—	—	—	—	—	—
Total Portfolio	$51,567	$51,567	—	—	—	—
Weighted Average Interest Rate	1.05%	1.05%	—	—	—	—

Impact of Foreign Currency Rate Changes

        During fiscal 2003, the U.S. dollar weakened against currencies for countries in which we have local operations, primarily in Europe, Canada and the Asia-Pacific region. The translation of our foreign entities' assets and liabilities did not have a material impact on our consolidated operating results. Foreign exchange forward contracts are only purchased to hedge certain customer installments receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

        We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer installments receivable denominated in foreign currencies. The objective of these contracts is to limit the impact of foreign currency exchange rate movement on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $3.2 million of foreign exchange forward contracts denominated in Japanese, British, Swiss, Singapore and Euro currencies which represented underlying customer installments receivable transactions at the end of fiscal 2003. We adopted SFAS No. 133 in the first quarter of fiscal 2001. As a result, at each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currencies are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and losses related to these instruments for fiscal 2003 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, operating results or cash flows resulting from the use of these instruments. There can be no assurance, however, that these strategies will be effective or that transaction losses can be limited or forecasted accurately.

        The following table provides information about our forward contracts, at the end of fiscal 2003, to sell foreign currencies for U.S. dollars. All of these contracts relate to customer accounts and installments receivable. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value on the contract at the end of fiscal 2003.

Currency	Average Contract Rate	Forward Amount in U.S. Dollars	Contract Origination Date	Contract Maturity Date
	(In thousands)
British Pound Sterling	0.66	$1,499	Various: Oct 01-Jun 03	Various: Jul 03-Jul 04
Japanese Yen	121.48	1,219	Various: Oct 01-Jun 03	Various: Jul 03- Jul 05
Euro	1.02	274	Various: Apr 02-Jun 03	Various: Jul 03-May 04
Swiss Franc	1.41	250	Various: Aug 02-Jun 03	Various: Sep 03-Mar 04

Total		$3,242

        In addition, in May 2002, as part of the acquisition of Hyprotech, we initiated loans with two of our foreign subsidiaries. The two loans, denominated in British pounds and Canadian dollars, were intended to be a natural hedge against foreign currency risk associated with installment receivable contracts acquired with Hyprotech that were denominated in a currency other than their functional currency.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements are listed in the Index to Consolidated Financial Statements filed in Item 15(a)(i) as part of this Form 10-K.

Item 9.    Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

        We previously reported the information required to be reported in this Item in our Current Report on Form 8-K dated June 17, 2002 and filed with the Securities and Exchange Commission on June 18, 2002.

        Our consolidated financial statements as of and for the fiscal year ended June 30, 2001 were audited by Arthur Andersen LLP, independent accountants. On June 17, 2002, our board of directors, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP as our independent public accountants and engaged Deloitte & Touche LLP, effective immediately, to serve as our independent public accountants for the fiscal year ending on June 30, 2002. On August 31, 2002, Arthur Andersen ceased practicing before the SEC. Therefore, Arthur Andersen did not participate in the preparation of this Annual Report on Form 10-K, did not reissue its audit report with respect to the financial statements included in this Annual Report on Form 10-K and did not consent to the inclusion of its audit report in this Annual Report on Form 10-K. As a result, holders of our securities, and investors evaluating offers and purchasing securities pursuant to a prospectus incorporating by reference this Annual Report on Form 10-K, may have no effective remedy against Arthur Andersen in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders or investors were able to assert such a claim, because it has ceased operations, Arthur Andersen may fail or otherwise have insufficient assets to satisfy claims made by such persons that might arise under federal securities laws or otherwise with respect to Arthur Andersen's audit report.

Item 9A.    Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of June 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to AspenTech, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within AspenTech and our subsidiaries, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by AspenTech in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; but also concluded that there are certain weaknesses in our foreign subsidiary translation process. We have dedicated resources to correcting these issues and have implemented the necessary corrections. These weaknesses did not have a material impact on the accuracy of our financial statements.

        Other than the steps we have taken to correct certain weaknesses in the foreign subsidiary translation process, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2003.

Item 11.    Executive Compensation

        The information required under this Item and not reported herein is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2003.

  Summary Compensation

        The table on the following page summarizes certain information with respect to the annual and long-term compensation that we paid for the past three fiscal years to the following persons, whom we refer to as our named executive officers:

  •
  David L. McQuillin and Lawrence B. Evans, who each served as chief executive officer for a portion of fiscal year 2003; and

  •
  Stephen J. Doyle, Manolis Kotzabasakis, C. Steven Pringle and Lisa W. Zappala, our four most highly compensated executive officers (other than Mr. McQuillin and Mr. Evans) who continued to serve as executive officers at June 30, 2003.

Summary Compensation Table

Long-Term Compensation Awards
Annual Compensation
Name and Principal Position				Securities Underlying Options(#)
	Year	Salary($)	Bonus($)
David L. McQuillin President and Chief Executive Officer	2003 2002 2001	289,744 272,344 395,000	— 78,618 —	450,891 22,500 22,500
Lawrence B. Evans Chairman of the Board and former President and Chief Executive Officer	2003 2002 2001	276,250 314,844 325,000	— — —	41,016 22,500 22,000
Stephen J. Doyle Chief Strategy Officer, General Counsel and Secretary	2003 2002 2001	229,688 242,188 250,000	— — —	25,782 15,000 10,000
Manolis Kotzabasakis Senior Vice President, Engineering	2003 2002 2001	195,500 177,323 175,000	— 67,738 27,895	37,547 — 17,500
C. Steven Pringle Senior Vice President, Manufacturing/Supply Chain	2003 2002 2001	195,500 186,959 176,220	— 156,095 153,400	90,719 16,000 14,000
Lisa W. Zappala Senior Vice President, Finance	2003 2002 2001	191,250 217,969 225,000	— — —	25,704 20,000 20,000

        Mr. McQuillin's salary in fiscal 2001 includes $155,285 in sales commissions. Mr. McQuillin's salary in fiscal 2002 and fiscal 2003 reflects voluntary pay deductions of $8,906 and $51,131, respectively. Mr. McQuillin was our executive vice president, worldwide sales and marketing and a co-chief operating officer during fiscal year 2002 and became our president and chief executive officer on October 1, 2002.

        Mr. Evans' salary in fiscal 2002 and fiscal 2003 reflects voluntary pay deductions of $10,156 and $48,750, respectively. Mr. Evans resigned the positions of president and chief executive officer effective October 1, 2002.

        Mr. Doyle's salary in fiscal 2002 and fiscal 2003 reflects voluntary pay deductions of $7,813 and $20,313, respectively. Since July 2002, Mr. Doyle has served as our chief strategy officer, general counsel and secretary.

        Mr. Kotzabasakis' salary in fiscal 2002 and fiscal 2003 reflects voluntary pay deductions of $7,187 and $34,500, respectively.

        Mr. Pringle's salary in fiscal 2002 and fiscal 2003 reflects voluntary pay deductions of $7,187 and $34,500, respectively.

        Ms. Zappala's salary in fiscal 2002 and fiscal 2003 reflects voluntary pay deductions of $7,031 and $33,750, respectively. Ms. Zappala resigned the positions of senior vice president and chief financial officer and became our senior vice president, finance, on July 1, 2003. (On July 1, 2003, Charles F. Kane became our senior vice president and chief financial officer.)

        Each of the options granted to the named executive officers has a maximum term of ten years, subject to earlier termination in the event of the optionee's cessation of service with us. Each option is exercisable during the holder's lifetime only by the holder; it is exercisable by the holder only while the holder is our employee or advisor and for a certain limited period of time thereafter in the event of termination of employment. The exercise price may be paid in cash or in shares of common stock valued at fair market value on the exercise date. The exercisability of the options is accelerated upon a change in control of our company.

  Option/SAR Grants in Last Fiscal Year Table

        The following table sets forth information regarding the options we granted to the named executive officers during the fiscal year ended June 30, 2003.

Option Grants in Fiscal Year 2003

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees in Fiscal Year(%)
Name			Exercise Price($/sh)	Expiration Date
					5%($)	10%($)
David L. McQuillin	50,891 100,000 300,000	1.68 3.30 9.90%	$2.98 2.21 2.95	8/19/2012 12/12/2012 2/10/2013	$110,296 212,286 568,788	$265,459 468,935 1,429,915
Lawrence B. Evans	41,016	1.35	2.98	8/19/2012	88,894	213,949
Stephen J. Doyle	25,782	0.85	2.98	8/19/2012	55,878	134,485
Manolis Kotzabasakis	12,547 25,000	0.41 0.82	2.98 2.50	8/19/2012 12/22/2012	27,194 60,685	65,448 133,652
C. Steven Pringle	60,719 30,000	2.00 0.99	2.98 2.50	8/19/2012 12/15/2012	131,596 59,384	316,724 138,984
Lisa W. Zappala	25,704	0.85	2.98	8/19/2012	55,709	134,078

        The amounts shown represent hypothetical gains that could be achieved for the respective options if exercised at the end of their option terms. These gains are based on assumed rates of stock appreciation of five percent and ten percent, compounded annually from the date the respective options were granted to the date of their expiration. The gains shown are net of the option price, but do not include deductions for taxes or other expenses that may be associated with the exercise. Actual gains, if any, on stock option exercises will depend on future performance of the common stock, the optionholders' continued employment through the option period, and the date on which the options are exercised.

  Aggregated Option/SAR Exercised in Last Fiscal Year and Fiscal Year-End Option/SAR Value Table

        The following table sets forth information as to options exercised during the fiscal year ended June 30, 2003, and unexercised options held at the end of such fiscal year, by the named executive officers.

Aggregated Option Exercises in Fiscal Year 2003 and Fiscal 2003 Year-End Option Values

			Number of Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-The-Money Options at Fiscal Year-End($)
Name	Shares Acquired on Exercise(#)	Value Realized($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
David L. McQuillin	—	—	260,109	435,782	83,256	796,313
Lawrence B. Evans	—	—	332,182	58,970	14,988	57,200
Stephen J. Doyle	—	—	114,656	35,626	9,625	35,751
Manolis Kotzabasakis	—	—	47,109	39,438	11,923	66,160
C. Steven Pringle	—	—	51,533	92,250	29,465	144,600
Lisa W. Zappala	—	—	123,619	43,438	9,488	35,751

        The values in the value realized column are based on the closing sale prices of common stock on the respective dates of exercise, as reported by the Nasdaq National Market, less the respective option exercise price.

        The closing sale price for the common stock as reported by the Nasdaq National Market on June 30, 2003, the last business day of fiscal year 2003, was $4.74. The value of unexercised in-the-money options is calculated on the basis of the amount, if any, by which an option exercise price exceeds the closing sale price of the common stock at June 30, 2003, multiplied by the number of shares of common stock underlying the option.

  Director Compensation

        We pay our directors who are not our full-time employees an annual fee of $25,000 for their services as members of the board of directors. In addition, at the election of any director, his or her annual fee may be converted to a right to purchase shares of common stock at the then-current market price.

        In addition, upon the initial election to the board, each non-employee director is granted an option to purchase 24,000 shares of common stock at fair market value, provided such non-employee director was not, within the twelve months preceding his or her election as a director, either an officer or employee of AspenTech or any of its subsidiaries. This option vests quarterly over a three-year period beginning on the last day of the calendar quarter following the grant date. At each annual meeting, each non-employee director is to be granted an option to purchase an additional 8,000 shares of common stock at fair market value. These options become exercisable in four quarterly installments, beginning on the third anniversary of the grant date. Options granted under the plan have a term of 10 years.

  Employment Agreements

        On November 26, 2002, we entered into an employment agreement with Mr. McQuillin, pursuant to which Mr. McQuillin is entitled to receive, in addition to any benefits due under written plans, his base salary for a period of 18 months upon termination of his employment with us for any reason other than death, disability, resignation without good reason or removal for cause.

        On June 30, 2003, we entered into an employment agreement with Mr. Evans, pursuant to which Mr. Evans is expected to be employed full-time and to serve as our chairman of the board and a director through June 30, 2004 at an annual salary of $325,000. Mr. Evans will also receive an option to purchase 24,000 shares of common stock, 6,000 of which will be immediately vested and the remaining amount of which will vest in nine equal quarterly installments. From July 1, 2004 through June 30, 2008, Mr. Evans is expected to be employed part-time, to provide up to 30 days of services per year and to serve as our chairman of the board and a director at an annual salary of $162,500. While a part-time employee, Mr. Evans will also provide additional services, at the request of the chief executive officer, at a daily rate of $5,000. Mr. Evans will be eligible to receive the same annual grants as a non-employee director would be entitled to receive, provided he continues to serve as a director of AspenTech. Mr. Evans also will be eligible to participate in our bonus programs but only to the extent necessary to compensate him for his participation in our prior-year salary deduction programs. This employment agreement terminated Mr. Evans' change in control agreement dated August 12, 1997.

        On November 26, 2002, we entered into an employment agreement with Mr. Doyle, pursuant to which Mr. Doyle is entitled to receive, in addition to any benefits due under written plans, his base salary and insurance benefits for a period of 12 months and, if he does not obtain subsequent employment during such period, for an additional period of up to 6 months, upon termination of his employment with us for any reason other than death, disability, resignation without good reason or removal for cause. In the event we close the financing, this agreement will be terminated on the closing date.

        On June 16, 2003, we entered into a letter agreement, effective July 1, 2003, with Charles F. Kane, our senior vice president and chief financial officer. Pursuant to the letter agreement, Mr. Kane receives an initial base salary of $250,000 and is eligible to receive a performance bonus of up to 40% of his base salary. Under the terms of the letter agreement, Mr. Kane received an option to purchase 150,000 shares of common stock upon commencement of his employment. In the event we close the financing, the vesting of Mr. Kane's initial option will not accelerate, but he will be eligible to receive an additional option grant to maintain his pre-closing equity participation level. Mr. Kane will be entitled to severance payments equal to a total of six months salary in the event that Mr. Kane's employment is terminated other than for cause prior to July 1, 2005.

        On June 24, 2003, we entered into a letter agreement with Manolis Kotzabasakis, pursuant to which Mr. Kotzabasakis will be entitled to receive severance payments equal to a total of 12 months base salary in the event that Mr. Kotzabasakis's employment is terminated other than for cause prior to June 24, 2006.

        On April 1, 2002, we entered into an employment agreement with Mr. Pringle for a period of three years. Mr. Pringle's base salary for the initial term of the agreement was $230,000 per year and is subject to periodic salary reviews, and his initial target bonus was $170,000 per year. Under the employment agreement, Mr. Pringle is entitled to continuation of his compensation, on the terms set forth in the agreement, for a period of three years from the termination of his employment with us, and continuation of all health and medical benefits until he is eligible to receive benefits from a subsequent employer, in the event he resigns for good reason (as defined in the employment agreement) or he is terminated without cause. On June 24, 2003, we entered into a letter agreement with Mr. Pringle, pursuant to which, in the event we close the financing, Mr. Pringle's employment agreement will terminate and Mr. Pringle instead will be entitled to receive severance payments equal to a total of 12 months base salary, in the event that Mr. Pringle's employment is terminated other than for cause prior to June 24, 2006.

        On May 9, 2002, we entered into an employment agreement with Wayne Sim, pursuant to which Mr. Sim will serve as our senior vice president, worldwide sales for a period of two years. Mr. Sim's base salary for the initial term of the agreement was Cd$330,000 per year and is subject to periodic salary reviews. In addition, Mr. Sim is eligible to receive a performance bonus of up to 50% of his base salary upon meeting certain performance criteria established by our chief executive officer.

        On April 1, 2002, we entered into an employment agreement with Mary Palermo Cotton, under which Ms. Cotton agreed to serve as our executive vice president and co-chief operating officer until at least September 30, 2002 and, thereafter, to serve for 15 months as our advisor focusing on business development issues. On March 13, 2003, we agreed with Ms. Cotton to amend the employment agreement to provide that the 15-month period would commence as of April 1, 2003. During this 15-month period, Ms. Cotton will continue to receive her base salary as in effect at the end of fiscal year 2002 and her stock options will continue to vest. Ms. Cotton's change in control agreement, dated August 12, 1997, has been terminated.

  Change in Control Agreements

        On August 12, 1997, we entered into change in control agreements with Messrs. McQuillin and Doyle. We subsequently entered into change in control agreements with Ms. Zappala on November 3, 1999 and Mr. Sim on May 9, 2002.

        In the event of both a change in control and termination of employment (excluding termination for cause but including constructive termination), each of these executive officers will be entitled to a severance payment equal to three times salary plus bonus plus cost of benefits. A "change in control" is generally defined as any one person or group of persons purchasing 25% of the outstanding stock. Each agreement provides that the payment will be increased in the event that it would subject the executive to excise tax as a parachute payment under Section 280G of the Internal Revenue Code. The increase would be equal to an amount necessary for the executive to receive after payment of such tax cash in an amount equal to the amount the executive would have received in the absence of such tax. However, the increased payment will not be made if the total severance payment, if so increased, would not exceed 110% of the highest amount (the "reduced amount") that could be paid without causing an imposition of the excise tax. In that event, in lieu of an increased payment, the total severance payment will be reduced to such reduced amount.

        With the exception of the agreement with Mr. Sim, the initial term of which expired on June 30, 2003, each agreement is for an initial term that expired on June 30, 2002 and is automatically renewed thereafter on a yearly basis unless the board of directors ends the automatic renewal feature at least 60 days before the next renewal.

        In the event we close the financing, Mr. Doyle has agreed that his change in control agreement will be modified, effective as of the closing date, to provide that the agreement will be effective for a term of three years from the closing date and will not automatically renew. The change in control agreement will also be modified to provide that, in the event of both a change in control and termination of employment, Mr. Doyle will be entitled to a severance payment equal to two times salary plus bonus plus cost of benefits during the first year of the term and a severance payment equal to one time salary plus bonus plus cost of benefits during the second and third years of the term.

        We may enter into similar change in control agreements in the future with other officers of our company.

  Compensation Committee Interlocks and Insider Participation in Compensation Decisions

        As of June 30, 2003, the Compensation Committee consisted of Douglas R. Brown, Stephen L. Brown and Stephen L. Jennings, none of whom has ever been an employee of our company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our board of directors or compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        See "Securities Authorized for Issuance Under Equity Compensation Plans" in Part II of this Form 10-K.

        The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2003, under the heading "Share Ownership of Principal Stockholders and Management."

Item 13.    Certain Relationships and Related Transactions

        The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2003, under the heading "Related Party Transactions."

Item 14.    Principal Accountant Fees and Services

        The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2003, under the heading "Availability and Fees of Auditors."

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

Description	Page
Independent Auditors' Report	S-1
Report of Independent Public Accountants on Schedule	S-2
Schedule II—Valuation and Qualifying Accounts	S-3

        All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

3.1(1)	Certificate of Incorporation of Aspen Technology, Inc., as amended.
3.2(2)	By-laws of Aspen Technology, Inc.
4.1(3)	Specimen Certificate for Shares of Aspen Technology, Inc.'s common stock, $.10 par value.
4.2(2)
Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent, including related forms of the following: (a) Certificate of Designation of Series A Participating Cumulative Preferred Stock of Aspen Technology, Inc.; and (b) Right Certificate.
4.3(4)	Amendment No. 1 dated as of October 26, 2001 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4(5)	Amendment No. 2 dated as of February 6, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.
4.5(6)	Amendment No. 3 dated as of March 19, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.
4.6(7)	Amendment No. 4 dated as of May 9, 2002 to Rights Agreement dated as of March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.

4.7(8)	Amendment No. 5 dated as of June 1, 2003 to Rights Agreement dated as of March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.8(9)
Indenture dated as of June 17, 1998 between Aspen Technology, Inc. and The Chase Manhattan Bank, as trustee, with respect to up to $86,250,000 principal amount of 5 1/4% Convertible Subordinated Debentures due June 15, 2005 of Aspen Technology, Inc.
4.9(9)	Form of 5 1/4% Convertible Subordinated Debentures due June 15, 2005 of Aspen Technology, Inc. (included in Sections 2.2, 2.3 and 2.4 of the Indenture).
4.9(10)	Form of Warrant of Aspen Technology, Inc. dated as of May 9, 2002.
4.10(1)	Form of WD Common Stock Purchase Warrant of Aspen Technology, Inc. dated as of August 14, 2003.
4.11(1)	Form of WB Common Stock Purchase Warrant of Aspen Technology, Inc. dated as of August 14, 2003.
10.1(11)	Lease Agreement dated as of January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding Ten Canal Park, Cambridge, Massachusetts.
10.2(12)
First Amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in-interest to Teachers Insurance and Annuity Association of America, regarding Ten Canal Park, Cambridge, Massachusetts.
10.3(12)
Second Amendment to Lease Agreement dated as of August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P. regarding Ten Canal Park, Cambridge, Massachusetts.
10.4(11)	System License Agreement between Aspen Technology, Inc. and the Massachusetts Institute of Technology, dated March 30, 1982, as amended.
10.5(11)†	Non-Equilibrium Distillation Model Development and License Agreement between Aspen Technology, Inc. and Koch Engineering Company, Inc., as amended.
10.6(11)†
Letter, dated October 19, 1994, from Aspen Technology, Inc. to Koch Engineering Company, Inc., pursuant to which Aspen Technology, Inc. elected to extend the term of Aspen Technology, Inc.'s license under the Non-Equilibrium Distillation Model Development and License Agreement.
10.7(11)†	Batch Distillation Computer Program Development and License Agreement between Process Simulation Associates, Inc. and Koch Engineering Company, Inc.
10.8(11)†	Agreement between Aspen Technology, Inc. and Imperial College of Science, Technology and Medicine regarding Assignment of SPEEDUP.
10.9(11)	Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.
10.10(13)	Rider No. 1, dated December 14, 1994, to Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.
10.11(14)	Rider No. 2, dated September 4, 2001, to Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.
10.12(11)†	Letter Agreement, dated March 25, 1992, between Aspen Technology, Inc. and Sanwa Business Credit Corporation.

10.13(20)	Third Amendment, effective as of March 28, 2003, to the Letter Agreement by and between Aspen Technology, Inc. and Fleet Business Credit, LLC (formerly Sanwa Business Credit Corporation).
10.14(11)	Equity Joint Venture Contract between Aspen Technology, Inc. and China Petrochemical Technology Company.
10.15(15)	Loan and Security Agreement, dated as of January 30, 2003, by and among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.
10.16(15)	Export-Import Bank Loan and Security Agreement, dated as of January 30, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.
10.17(15)
Export-Import Bank Borrower Agreement, dated as of January 30, 2003, by and between Aspen Technology, Inc. and AspenTech Inc. in favor of the Export-Import Bank of the United States and Silicon Valley Bank.
10.18(15)	Promissory Note (Ex-Im), dated January 30, 2003, by and between Aspen Technology, Inc. and AspenTech, Inc. in favor of Silicon Valley Bank.
10.19(15)	Form of Negative Pledge Agreement, dated as of January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.
10.20(15)	Security Agreement, dated as of January 30, 2003, by and between Silicon Valley Bank and AspenTech Securities Corporation.
10.21(15)	Unconditional Guaranty, dated as of January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank.
10.22	First Loan Modification Agreement, effective as of June 27, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.
10.23	Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank.
10.24(16)	Security Agreement, effective as of August 16, 2002, between Aspen Technology, Inc. and Accenture.
10.25(15)	Amendment No. 1 to Security Agreement, dated as of January 30, 2003, by and between Accenture LLP and Aspen Technology, Inc.
10.26(17)	Securities Purchase Agreement dated June 1, 2003 by and among Aspen Technology, Inc. and the Purchasers listed therein.
10.27(17)	Repurchase and Exchange Agreement dated as of June 1, 2003 by and among Aspen Technology, Inc. and the Holders named therein.
10.28(18)	Registration Rights Agreement dated June 15, 2001 between Aspen Technology, Inc. and Michael B. Feldman.
10.29(18)	Registration Rights Agreement dated June 15, 2001 between Aspen Technology, Inc. and the former stockholders of Computer Processes Unlimited, L.L.C.
10.30(19)	Registration Rights Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP.
10.31(1)	Investor Rights Agreement dated as of August 14, 2003 by and among Aspen Technology, Inc. and the Stockholders Named therein.

10.32(1)	Management Rights Letter dated as of August 14, 2003 by and among Aspen Technology, Inc. and the entities named therein.
10.33(21)	Amended and Restated Registration Rights Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
10.34(11)*	1988 Non-Qualified Stock Option Plan, as amended.
10.35(22)*	1995 Stock Option Plan.
10.36(31)*	Amended and Restated 1995 Directors Stock Option Plan.
10.37(22)*	1995 Employees' Stock Purchase Plan.
10.38(23)*	1998 Employees' Stock Purchase Plan.
10.39(24)*	Amendment No. 1 to 1998 Employees' Stock Purchase Plan.
10.40(25)*	1996 Special Stock Option Plan.
10.41(24)*	2001 Stock Option Plan.
10.42(11)*	Form of Employee Confidentiality and Non-Competition Agreement.
10.43(11)*	Noncompetition, Confidentiality and Proprietary Rights Agreement between Aspen Technology, Inc. and Lawrence B. Evans.
10.44*	Employment and Transition Agreement, dated as of June 30, 2003, by and between Aspen Technology, Inc. and Lawrence B. Evans.
10.45(24)*	Change in Control Agreement between Aspen Technology, Inc. and David McQuillin dated August 12, 1997.
10.46(26)*	Severance Agreement between Aspen Technology, Inc. and David L. McQuillin dated September 30, 2002.
10.47(15)*	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and David L. McQuillin.
10.48(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and David L. McQuillin.
10.49(26)*	Employment Agreement between Aspen Technology, Inc. and Wayne Sim dated May 9, 2002.
10.50(26)*	Change in Control Agreement between Aspen Technology, Inc. and Wayne Sim dated May 9, 2002.
10.51*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Wayne Sim.
10.52(27)*	Change in Control Agreement between Aspen Technology, Inc. and Stephen J. Doyle dated August 12, 1997.
10.53(15)*	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.54(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.55(30)*	Employment Agreement, dated April 1, 2002, by and between Aspen Technology, Inc. and C. Steven Pringle

10.56(3)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and C. Steven Pringle.
10.57(30)*	Offer Letter, dated June 16, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.58(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.59*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and David L. McQuillin.
10.60*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Wayne Sim.
10.61*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.62*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and C. Steve Pringle.
10.63*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.64*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.65(12)	Financing Partner Agreement between Aspen Technology, Inc. and IBM Credit Corporation dated June 15, 2000.
10.66(29)	Securities Purchase Agreement dated as of May 9, 2002 between Aspen Technology, Inc. and the Purchasers listed therein, and related Amendment dated June 5, 2002.
10.67(28)	Share Purchase Agreement dated as of May 10, 2002 between Aspen Technology, Inc. and AEA Technology plc.
10.68(19)	Stockholder Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP.
10.69(21)	Amended and Restated Securities Purchase Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
21.1	Subsidiaries of Aspen Technology, Inc.
23.1	Consent of Deloitte & Touche LLP.
23.2	Limitation of Remedies Against Arthur Andersen LLP (please see Item 9 to this Form 10-K)
24.1	Power of Attorney (included in signature page to Form 10-K).
31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated August 21, 2003 (filed on August 22, 2003), and incorporated herein by reference.

(2)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated March 12, 1998 (filed on March 27, 1998), and incorporated herein by reference.

(3)
Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form 8-A of Aspen Technology, Inc. (filed on June 12, 1998), and incorporated herein by reference.

(4)
Previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form 8-A of Aspen Technology, Inc. filed on November 8, 2001, and incorporated herein by reference.

(5)
Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form 8-A of Aspen Technology, Inc. filed on February 12, 2002, and incorporated herein by reference.

(6)
Previously filed as an exhibit to Amendment No. 4 to the Registration Statement on Form 8-A of Aspen Technology, Inc. filed on March 20, 2002, and incorporated herein by reference.

(7)
Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form 8-A of Aspen Technology, Inc. filed on May 31, 2002, and incorporated herein by reference.

(8)
Previously filed as an exhibit to Amendment No. 6 to Form 8-A of Aspen Technology, Inc. filed on June 2, 2003, and incorporated herein by reference.

(9)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated June 17, 1998 (filed on June 19, 1998), and incorporated herein by reference.

(10)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated June 5, 2002 (filed on June 7, 2002), and incorporated herein by reference.

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

(15)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.

(16)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated August 16, 2002 (filed on September 10, 2002), and incorporated herein by reference.

(17)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. filed on June 2, 2003, and incorporated herein by reference.

(18)
Previously filed as an exhibit to the Registration Statement on Form S-3 of Aspen Technology, Inc. (Registration No. 333-63208) (filed on June 15, 2001), and incorporated herein by reference.

(19)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated February 12, 2002 (filed on February 12, 2002), and incorporated herein by reference.

(20)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended March 31, 2002, and incorporated herein by reference.

(21)
Previously filed as an exhibit to the Current Report on Form 8-K filed by Aspen Technology, Inc. on March 19, 2002, and incorporated herein by reference.

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

(26)
Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2002, and incorporated herein by reference.

(27)
Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration No. 333-42536) (filed on July 28, 2000), and incorporated herein by reference.

(28)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated June 5, 2002 (filed on June 6, 2002), and incorporated herein by reference.

(29)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated May 31, 2002 (filed on May 31, 2002), and incorporated herein by reference.

(30)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated July 11, 2003 (filed on July 11, 2003), and incorporated herein by reference.

(31)
Previously filed as an exhibit to the Definitive Proxy Statement on Schedule 14A of Aspen Technology Inc. filed on July 11, 2003 and incorporated herein by reference.

(b)   Reports on Form 8-K

        On April 29, 2003, we furnished a Current Report on Form 8-K with respect to our press release announcing financial results for the three and nine months ended March 31, 2003.

        On June 2, 2003, we filed a Current Report on Form 8-K with respect to a proposed financing transaction with various investment partnerships managed by Advent International Corporation and the holders of our Series B convertible preferred stock.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
	By:	/s/ DAVID L. MCQUILLIN David L. McQuillin President and Chief Executive Officer
Date: September 29, 2003
	By:	/s/ CHARLES F. KANE Charles F. Kane Senior Vice President and Chief Financial Officer
Date: September 29, 2003

        We, the undersigned officers and directors of Aspen Technology, Inc., hereby severally constitute and appoint David L. McQuillin, Charles F. Kane and Stephen J. Doyle, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Aspen Technology, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report and any and all amendments thereto.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 29, 2003.

Signature	Title

/s/ DAVID L. MCQUILLIN David L. McQuillin	President and Chief Executive Officer (Principal Executive Officer)
/s/ CHARLES F. KANE Charles F. Kane	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ LAWRENCE B. EVANS Lawrence B. Evans	Chairman of the Board of Directors
/s/ GRESHAM T. BREBACH, JR. Gresham T. Brebach, Jr.	Director
/s/ DOUGLAS R. BROWN Douglas R. Brown	Director
/s/ STEPHEN L. BROWN Stephen L. Brown	Director
/s/ STEPHEN M. JENNINGS Stephen M. Jennings	Director
/s/ JOAN C. MCARDLE Joan C. McArdle	Director

/s/ DOUGLAS KINGSLEY Douglas Kingsley	Director
/s/ MICHAEL PEHL Michael Pehl	Director

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Aspen Technology, Inc.:

        We have audited the accompanying balance sheets of Aspen Technology, Inc. and subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Aspen Technology, Inc. and subsidiaries as of June 30, 2001 and for the year in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated August 3, 2001.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2(n) to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

        As discussed above, the financial statements of Aspen Technology, Inc. and subsidiaries as of June 30, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 2(g), those financial statements have been reclassified to reflect reimbursements from customers for out-of-pocket expenses incurred as revenue rather than as a reduction of expenses. We audited the adjustments described in Note 2(g) that were applied to reclassify the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

                      /s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 29, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Aspen Technology, Inc.'s filing on Form 10-K for the year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The consolidated balance sheets as of June 30, 2000 and 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999 and 2000 referred to in this report have not been included in the accompanying financial statements or schedule.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Aspen Technology, Inc.:

        We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                      /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
August 3, 2001

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	2003
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$33,571	$51,567
Short-term investments	18,549	—
Accounts receivable, net of allowance for doubtful accounts of $5,997 in 2002 and $3,692 in 2003	95,418	77,725
Unbilled services	30,569	15,279
Current portion of long-term installments receivable, net of unamortized discount of $1,931 in 2002 and $2,033 in 2003	40,404	34,720
Deferred tax asset	2,929	2,929
Prepaid expenses and other current assets	18,699	11,581

Total current assets	240,139	193,801

Long-term installments receivable, net of unamortized discount of $12,990 in 2002 and $13,684 in 2003	68,318	73,377

Property and leasehold improvements, at cost:
Building and improvements	2,241	1,663
Computer equipment	50,253	52,847
Purchased software	53,552	45,939
Furniture and fixtures	17,552	17,061
Leasehold improvements	10,078	10,506

	133,676	128,016
Less—Accumulated depreciation and amortization	82,873	96,858

	50,803	31,158

Computer software development costs, net of accumulated amortization of $20,804 in 2002 and $25,085 in 2003	13,810	17,728

Purchased intellectual property, net of accumulated amortization of $1,974 in 2002 and $400 in 2003	27,626	1,861

Other intangible assets, net of accumulated amortization of $15,232 in 2002 and $20,354 in 2003	41,105	26,946

Goodwill	84,258	14,333

Deferred tax asset	15,576	13,831

Other assets	6,708	5,445

	$548,343	$378,480

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$5,334	$3,849
Amount owed to Accenture	11,100	8,162
Accounts payable	16,852	8,622
Accrued expenses	71,126	73,472
Unearned revenue	20,983	20,492
Deferred revenue	38,624	37,266

Total current liabilities	164,019	151,863

Long-term obligations, less current portion	5,885	3,661

5 1/4% Convertible subordinated debentures	86,250	86,250

Obligation subject to common stock settlement	1,810	—

Deferred revenue, less current portion	9,548	9,815

Deferred tax liability	15,003	13,258

Other liabilities	12,040	16,009

Commitments and contingencies (Notes 12, 13, 14 and 16)
Series B redeemable convertible preferred stock, $0.10 par value —
Authorized, issued and outstanding—60,000 shares in 2003 (Liquidation preference of $60,598 as of June 30, 2003)	—	57,537
Stockholders' equity:
Series B convertible preferred stock, $0.10 par value—
Authorized, issued and outstanding—60,000 shares in 2002 (Liquidation preference of $60,860 as of June 30, 2002)	50,753	—
Common stock, $0.10 par value—Authorized—120,000,000 shares Issued—37,731,183 shares in 2002 and 39,279,268 shares in 2003 Outstanding—37,500,753 shares in 2002 and 39,045,804 shares in 2003	3,773	3,929
Additional paid-in capital	310,039	315,726
Accumulated deficit	(107,593)	(277,610)
Treasury stock, at cost—230,430 shares of common stock in 2002 and 233,464 shares of common stock in 2003	(502)	(513)
Accumulated other comprehensive income (loss)	(2,682)	(1,445)

Total stockholders' equity	253,788	40,087

	$548,343	$378,480

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2001	2002	2003
	(In thousands, except per share data)
Revenues:
Software licenses	$147,448	$133,913	$139,859
Service and other	179,476	186,691	182,862

	326,924	320,604	322,721

Expenses:
Cost of software licenses	11,856	11,830	13,916
Cost of service and other	114,595	119,972	106,868
Selling and marketing	113,608	115,225	105,883
Research and development	68,913	74,458	65,086
General and administrative	30,643	34,258	36,681
Goodwill impairment charge	—	—	74,715
Restructuring and other charges	6,969	16,083	81,162
Charges for in-process research and development	9,915	14,900	—

	356,499	386,726	484,311

Income (loss) from operations	(29,575)	(66,122)	(161,590)
Interest income	10,268	6,768	8,485
Interest expense	(5,469)	(5,591)	(7,132)
Write-off of investments	(5,000)	(8,923)	—
Foreign currency exchange loss	(81)	(1,073)	(134)
Income (loss) on equity in joint ventures and realized gain on sale of investments	750	180	(462)

Income (loss) before provision for (benefit from) income taxes	(29,107)	(74,761)	(160,833)
Provision for (benefit from) income taxes	(8,732)	2,404	—

Net income (loss)	(20,375)	(77,165)	(160,833)
Accretion of preferred stock discount and dividend	—	(6,301)	(9,184)
Net income (loss) attributable to common shareholders	$(20,375)	$(83,466)	$(170,017)

Basic and diluted net income (loss) attributable to common shareholders per share	$(0.68)	$(2.58)	$(4.42)

Basic and diluted weighted average shares outstanding	29,941	32,308	38,476

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series B Convertible Preferred Stock
			Common Stock						Accumulated Other Comprehensive Income Loss	Treasury Stock
								Notes Receivable From Stockholders					Total Comprehensive Income (Loss)
	Number of Shares	Carrying Value	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation			Number of Shares	Cost	Stockholders' Equity
	(In thousands, except share data)
Balance, July 1, 2000	—	$—	29,060,428	$2,906	$173,591	$(3,752)	$—	$—	$(3,045)	230,430	$(502)	$169,198
Issuance of stock in the purchase of businesses and equity investment	—	—	1,255,782	126	37,151	—	—	—	—	—	—	37,277
Issuance of common stock under employee stock purchase plans	—	—	174,463	17	4,693	—	—	—	—	—	—	4,710
Exercise of stock options and warrants	—	—	991,751	99	11,802	—	—	—	—	—	—	11,901
Translation adjustment, not tax effected	—	—	—	—	—	—	—	—	(2,434)	—	—	(2,434)	(2,434)
Unrealized market gain on investments, net of tax effect	—	—	—	—	—	—	—	—	728	—	—	728	728
Issuance of restricted common stock	—	—	94,500	9	1,739	—	(1,465)	(283)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	65	—	—	—	—	65
Net Loss	—	—	—	—	—	(20,375)	—	—	—	—	—	(20,375)	(20,375)

Comprehensive net loss for the year ended June 30, 2001													$(22,081)

Balance, June 30, 2001	—	—	31,576,924	3,157	228,976	(24,127)	(1,400)	(283)	(4,751)	230,430	(502)	201,070

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series B Convertible Preferred Stock
			Common Stock						Accumulated Other Comprehensive Income Loss	Treasury Stock
								Notes Receivable From Stockholders					Total Comprehensive Income (Loss)
	Number of Shares	Carrying Value	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation			Number of Shares	Cost	Stockholders' Equity
	(In thousands, except share data)
Balance, June 30, 2001	—	—	31,576,924	3,157	228,976	(24,127)	(1,400)	(283)	(4,751)	230,430	(502)	201,070
Issuance of common stock under employee stock purchase plans	—	—	313,337	31	5,275	—	—	—	—	—	—	5,306
Exercise of stock options and warrants	—	—	185,625	19	1,600	—	—	—	—	—	—	1,619
Issuance of Series B convertible preferred stock and common stock warrants, net of issuance costs	60,000	48,544	—	—	8,044	—	—	—	—	—	—	56,588
Beneficial conversion feature embedded in Series B convertible preferred stock	—	(3,232)	—	—	3,232	—	—	—	—	—	—	—
Issuance of common stock and common stock warrants, net of issuance costs	—	—	4,166,665	417	47,539	—	—	—	—	—	—	47,956
Issuance of common stock in settlement of obligation subject to common stock settlement	—	—	1,641,672	164	18,336	—	—	—	—	—	—	18,500
Return of escrowed shares issued to Optimum Logistics Ltd	—	—	(58,540)	(6)	(2,084)	—	—	—	—	—	—	(2,090)
Reversal of unvested and forfeited restricted common stock	—	—	(94,500)	(9)	(1,739)	—	1,209	283	—	—	—	(256)
Accretion of discount on Series B convertible preferred stock	—	5,441	—	—	—	(5,441)	—	—	—	—	—	—
Accrual of Series B convertible preferred stock dividend	—	—	—	—	860	(860)	—	—	—	—	—	—
Translation adjustment, not tax effected	—	—	—	—	—	—	—	—	2,268	—	—	2,268	2,268
Unrealized market gain on investments, net of tax effect	—	—	—	—	—	—	—	—	(199)	—	—	(199)	(199)
Amortization of deferred compensation	—	—	—	—	—	—	191	—	—	—	—	191
Net Loss	—	—	—	—	—	(77,165)	—	—	—	—	—	(77,165)	(77,165)

Comprehensive net loss for the year ended June 30, 2002													$(75,096)

Balance, June 30, 2002	60,000	50,753	37,731,183	3,773	310,039	(107,593)	—	—	(2,682)	230,430	(502)	253,788

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series B Convertible Preferred Stock
			Common Stock						Accumulated Other Comprehensive Income Loss	Treasury Stock
								Notes Receivable From Stockholders					Total Comprehensive Income (Loss)
	Number of Shares	Carrying Value	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation			Number of Shares	Cost	Stockholders' Equity
	(In thousands, except share data)
Balance, June 30, 2002	60,000	50,753	37,731,183	3,773	310,039	(107,593)	—	—	(2,682)	230,430	(502)	253,788
Issuance of common stock under employee stock purchase plans	—	—	759,771	76	3,217	—	—	—	—	—	—	3,293
Exercise of stock options	—	—	56,934	6	144	—	—	—	—	—	—	150
Issuance of common stock in settlement of Series B convertible preferred stock dividend	—	—	731,380	74	(74)	—	—	—	—	—	—	—
Accrual of Series B convertible preferred stock dividend	—	—	—	—	2,400	(2,400)	—	—	—	—	—	—
Accretion of discount on Series B convertible preferred stock	—	6,784	—	—	—	(6,784)	—	—	—	—	—	—
Modification of Series B convertible preferred stock	(60,000)	(57,537)	—	—	—	—	—	—	—	—	—	(57,537)
Reacquisition of common shares issued to CPU	—	—	—	—	—	—	—	—	—	3,034	(11)	(11)
Translation adjustment, not tax effected	—	—	—	—	—	—	—	—	1,364	—	—	1,364	1,364
Unrealized market gain on investments, net of tax effect	—	—	—	—	—	—	—	—	(127)	—	—	(127)	(127)
Net Loss	—	—	—	—	—	(160,833)	—	—	—	—	—	(160,833)	(160,833)

Comprehensive net loss for the year ended June 30, 2003													$(159,596)

Balance, June 30, 2003	—	$—	39,279,268	$3,929	$315,726	$(277,610)	$—	$—	$(1,445)	233,464	$(513)	$40,087

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2001	2002	2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(20,375)	$(77,165)	$(160,833)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	24,099	25,763	30,994
Goodwill impairment charge	—	—	74,715
Write-off of assets related to restructuring	1,159	1,169	38,732
Charges for in-process research and development	9,915	14,900	—
Write-off of investments	5,000	8,923	—
Deferred stock-based compensation	65	(65)	—
(Gain) loss on the disposal of property	(257)	—	288
Deferred income taxes	(12,783)	896	—
Research and development costs subject to common stock settlement	—	924	1,082
Changes in assets and liabilities—
Accounts receivable	(3,399)	1,591	20,861
Unbilled services	(7,277)	333	16,714
Prepaid expenses and other current assets	(417)	(1,400)	7,338
Long-term installments receivable	(8,845)	6,816	(1,587)
Accounts payable and accrued expenses	5,195	8,865	(7,184)
Unearned revenue	4,323	751	(1,240)
Deferred revenue	(9,786)	(368)	(2,283)
Other liabilities	(675)	36	3,969

Net cash provided by (used in) operating activities	(14,058)	(8,031)	21,566

Cash flows from investing activities:
Purchase of property and leasehold improvements	(20,350)	(12,940)	(4,746)
Proceeds on sale of property	2,438	1,725	—
Capitalized computer software development costs	(5,573)	(7,986)	(7,661)
Increase in other assets	(1,693)	(1,940)	1,323
Decrease in short-term investments	33,884	12,257	18,535
Cash used in the purchase of businesses, net of cash acquired	(21,746)	(93,437)	—

Net cash provided by (used in) investing activities	(13,040)	(102,321)	7,451

Cash flows from financing activities:
Issuance of common stock and common stock warrants, net of issuance costs	—	47,956	—
Issuance of Series B convertible preferred stock and common stock warrants, net of issuance costs	—	56,588	—
Payment of amounts owed to Accenture	—	—	(8,433)
Issuance of common stock under employee stock purchase plans	4,710	5,306	3,293
Exercise of stock options and warrants	11,901	1,619	150
Payments of long-term debt and capital lease obligations	(1,041)	(4,305)	(6,603)

Net cash provided by (used in) financing activities	15,570	107,164	(11,593)

Effect of exchange rate changes on cash and cash equivalents	(1,210)	126	572

Increase (decrease) in cash and cash equivalents	(12,738)	(3,062)	17,996
Cash and cash equivalents, beginning of period	49,371	36,633	33,571

Cash and cash equivalents, end of period	$36,633	$33,571	$51,567

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,072	$1,955	$1,695

Cash paid for interest	$5,023	$4,841	$5,902

Supplemental disclosure of non-cash financing activities:
Accretion of discount on Series B convertible preferred stock	$—	$2,209	$6,784

Preferred stock dividend due to beneficial conversion feature of Series B convertible preferred stock	$—	$3,232	$—

Issuance of common stock in settlement of obligation subject to common stock settlement	$—	$18,500	$—

Modification of Series B convertible preferred stock to Series B redeemable convertible preferred stock	$—	$—	$57,537

Issuance of common stock in settlement of Series B convertible preferred stock dividend	$—	$—	$2,662

Supplemental disclosure of cash flows related to acquisitions:
The Company acquired certain companies as described in Note 4. These acquisitions are summarized as follows:
Fair value of assets acquired, excluding cash	$60,379	$140,141	$3,027
Payments in connection with the acquisitions, net of cash acquired	(21,746)	(93,437)	—
Value of stock issued in connection with the acquisitions	(31,555)	—	—
Charge for in-process research and development	9,915	14,900	—

Liabilities assumed	$16,993	$61,604	$3,027

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

        Aspen Technology, Inc. and its subsidiaries (the Company) is a leading supplier of integrated software and services to the process industries, which consist of petroleum, chemicals, pharmaceutical and other industries that provide products from a chemical process. The Company develops two types of software to design, operate, manage and optimize its customers' key business processes; engineering software and manufacturing/supply chain software.

(2) Significant Accounting Policies

  (a) Principles of Consolidation

        The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  (b) Management Estimates

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

  (c) Cash and Cash Equivalents

        Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

  (d) Short-Term Investments

        Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Securities classified as available-for-sale are included in short-term investments and cash and cash equivalents and are recorded at market value in the accompanying consolidated financial statements. Unrealized gains and losses have been accounted for as a component of comprehensive income (loss). Realized investment gains and losses were not material in fiscal 2001, 2002 or 2003.

        Available-for-sale investments as of June 30, 2002 and 2003 were as follows (in thousands):

		June 30, 2002		June 30, 2003
Description	Contracted Maturity	Total Market Value	Total Amortized Cost	Total Market Value	Total Amortized Cost
Cash and cash equivalents:
Cash and cash equivalents	N/A	$21,835	$21,835	$22,412	$22,412
Money market funds	0-3 months	11,736	11,736	29,155	29,155

Total cash and cash equivalents		33,571	33,571	51,567	51,567

Short-term investments:
Corporate and foreign bonds	4-12 months	13,389	13,381	—	—
Corporate and foreign bonds	1-2 years	5,160	5,151	—	—

Total short term investments		18,549	18,532	—	—

		$52,120	$52,103	$51,567	$51,567

        Short-term investments totaling $14.7 million and cash equivalents of $0.5 million were held by the bank as compensating balances for outstanding letters of credit as of June 30, 2002 and 2003, respectively.

  (e) Derivative Instruments and Hedging

        The Company follows the provisions of Statement of Financial Accounting Standards (SFAS), No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. The adoption of SFAS No. 133 in fiscal 2001 resulted in an immaterial cumulative effect on income and other comprehensive income for the Company.

        Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company's installment receivables that are denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and the British Pound Sterling. These foreign exchange contracts are entered into to hedge recorded installments receivable made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies.

        In addition, in May 2002, as part of the acquisition of Hyprotech, the Company initiated loans with two foreign subsidiaries. The two loans, denominated in British pounds and Canadian dollars, were intended to be a natural hedge against foreign currency risk associated with installment receivable contracts acquired with Hyprotech that were denominated in a currency other than their functional currency.

        At June 30, 2003, the Company had effectively hedged $3.2 million of installments receivable and accounts receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than to hedge foreign currency risk. The gross value of the long-term installments receivable that were denominated in foreign currency was $16.1 million at June 30, 2002 and $25.2 million at June 30, 2003. The installments receivable held as of June 2003 mature at various times through April 2009. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

        The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain accounts and installments receivable and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. During fiscal 2001, 2002 and 2003 the net gain recognized in the consolidated statements of operations was not material. A small portion of the forward foreign currency exchange contract is designated to hedge the future interest income of the related receivables. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge. During fiscal 2003, net loss deferred in other comprehensive income was not material.

        The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of June 30, 2003. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates:

Currency	Notional Amount	Estimated Fair Value*	Average Contract Rate
	(In thousands)
British Pound Sterling	$1,499	$1,568	0.66
Japanese Yen	1,219	1,127	121.48
Euro	274	313	1.02
Swiss Franc	250	258	1.40

Total	$3,242	$3,266

        Payments on the hedged receivables due during fiscal 2004 equal $3.0 million.

*
The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of June 30, 2003. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company's banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

  (f) Depreciation and Amortization

        The Company provides for depreciation and amortization, primarily computed using the straight-line method, by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Building and improvements	7-30 years
Computer equipment	3-5 years
Purchased software	3 years
Furniture and fixtures	3-10 years
Leasehold improvements	Life of lease or asset, whichever is shorter

  (g) Revenue Recognition

        The Company recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended and interpreted. License revenue, including license renewals, consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence (VSOE) of fair value exists for all undelivered elements. The Company determines VSOE based upon the price charged when the same element is sold separately. Maintenance and support VSOE represents a consistent percentage of the license fees charged to customers. Consulting services VSOE represents standard rates, which the Company charges its customers when the Company sells its consulting services separately. For an element not yet being sold separately, VSOE represents the price established by management having the relevant authority when it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. Revenue under license arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient VSOE for professional services, training and maintenance and support services. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. The Company uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

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

        Service revenues from fixed-price contracts are recognized using the proportional performance method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount thereof is provided currently. Service revenues from time and expense contracts and consulting and training revenue are recognized as the related services are performed. Services that have been performed but for which billings have not been made are recorded as unbilled services, and billings that have been recorded before the services have been performed are recorded as unearned revenue in the accompanying consolidated balance sheets. In accordance with the Emerging Issues Task Force (EITF) released Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred," reimbursement received for out-of-pocket expenses is recorded as revenue and not as a reduction of expenses.

  (h) Computer Software Development Costs

        Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed", the Company defines the establishment of technological feasibility as the completion of a detail program design. Amortization of capitalized computer software development costs is provided on a product-by-product basis using the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations was approximately $4.1 million, $4.6 million and $5.1 million in fiscal 2002, 2002 and 2003, respectively. During fiscal 2003, the Company recorded an impairment charge associated with the capitalized computer software development costs of certain products (see Note 3(a)).

  (i) Foreign Currency Translation

        The financial statements of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation". The determination of functional currency is based on the subsidiaries' relative financial and operational independence from the Company. Foreign currency exchange gains or losses for certain wholly owned subsidiaries are credited or charged to the accompanying consolidated statements of operations since the functional currency of the subsidiaries is the U.S. dollar. Foreign currency transaction gains or losses are credited or charged to the accompanying consolidated statements of operations as incurred. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to the accumulated other comprehensive income (loss) account, included in stockholders' equity in the accompanying consolidated balance sheets.

  (j) Net Income (Loss) per Share

        Basic earnings per share was determined by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income (loss) attributable to common shareholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options, restricted stock and warrants, based on the treasury stock method, convertible debentures and preferred stock, based on the if-converted method, and other commitments to be settled in common stock. The calculations of basic and diluted net income (loss) attributable to common shareholders per share and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Years Ended June 30,
	2001	2002	2003
Net income (loss) attributable to common shareholders	$(20,375)	$(83,466)	$(170,017)

Basic weighted average common shares outstanding	29,941	32,308	38,476
Weighted average potential common shares	—	—	—

Diluted weighted average shares outstanding	29,941	32,308	38,476

Basic net income (loss) attributable to common shareholders per share	$(0.68)	$(2.58)	$(4.42)

Diluted net income (loss) attributable to common shareholders per share	$(0.68)	$(2.58)	$(4.42)

        The following dilutive effect of potential common shares was excluded from the calculation of dilutive weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Years Ended June 30,
	2001	2002	2003
Convertible debt	1,628	1,628	1,628
Convertible preferred stock	—	1,113	3,135
Obligation subject to common stock settlement	—	1,043	—
Preferred stock dividend, to be settled in common stock	—	23	184
Options, restricted stock and warrants	2,897	1,173	920

Total	4,525	4,980	5,867

  (k) Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, short-term investments, accounts receivable and installments receivable. The Company places its cash and cash equivalents and investments in highly rated institutions. Concentration of credit risk with respect to receivables is limited to certain customers (end users and distributors) to which the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers, hedges specific foreign installments receivable and routinely sells its installments receivable to financial institutions with limited recourse and without recourse. As a result, the Company believes that the accounts and installments receivable credit risk exposure is limited. As of June 30, 2002 and 2003, the Company had no customers that represented 10% of total accounts and installments receivable.

  (l) Allowance for Doubtful Accounts

        The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when it is probably that a loss has been incurred. Provisions are made based upon a specific review of all significant outstanding invoices. In determining these provisions, the Company analyzes its historical collection experience and current economic trends.

  (m) Financial Instruments

        Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, installments receivable, foreign exchange contracts and 5 1/4% convertible subordinated debentures. The estimated fair value of these financial instruments approximates their carrying value and, except for accounts receivable and installments receivable, is based primarily on market quotes.

  (n) Intangible Assets, Goodwill and Impairment of Long-Lived Assets

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement supercedes Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets," and applies to goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an indefinite life, are no longer being amortized. Instead, these assets are reviewed for impairment on a periodic basis. Pursuant to this statement, the Company elected early adoption effective July 1, 2001. Accordingly, the Company stopped amortizing goodwill and acquired assembled workforce, now classified jointly as goodwill, associated with past acquisitions.

        In October 2002, management determined that the goodwill should be tested for impairment as a result of management's lowered revenue expectations and the overall decline in the Company's market value. An independent third party valued the Company's three reporting units: license, consulting services, and maintenance and training. The valuation was based on an income approach, using a five-year present value calculation of income, and a market approach, using comparable company valuations. Based on this analysis, it was determined that the full values of the goodwill associated with the license reporting unit and consulting services reporting unit were impaired. This resulted in a $74.7 million aggregate impairment charge included on the accompanying consolidated statement of operations as goodwill impairment charge. It was also determined that the fair value of the maintenance and training reporting unit exceeded its carrying value, resulting in no impairment of its goodwill. The Company's next annual impairment test will occur on January 1, 2004.

        The Company evaluates it long-lived assets, which include property and leasehold improvements, intangible assets and capitalized software development costs for impairment as events and circumstances indicate that the carrying amount may not be recoverable and at a minimum at each balance sheet date. The Company evaluates the realizability of its long-lived assets based on profitability and undiscounted cash flow expectations for the related asset or subsidiary. Concurrent with the goodwill impairment test that was initiated in October 2002, the Company evaluated the realizibility of it long-lived assets and recorded an impairment charge related to various long-lived assets. See Note 3 for discussion regarding restructuring and other charges.

        Intangible assets subject to amortization consist of the following at June 30, 2002 and 2003 (in thousands):

		June 30, 2002		June 30, 2003
Asset Class	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	3-5 years	$53,469	$13,683	$44,352	$17,980
Uncompleted contracts	4 years	1,936	957	1,936	1,619
Trade name	10 years	766	498	766	569
Other	3-12 years	166	94	246	186

		$56,337	$15,232	$47,300	$20,354

        Aggregate amortization expense for intangible assets subject to amortization was $3.5 million, $5.3 million and $7.4 million for the years ended June 30, 2001, 2002 and 2003, respectively, and is expected to be $7.4 million, $7.3 million, $7.2 million, $5.1 million and $0.1 million in each of the next five fiscal years, respectively.

        The changes in the carrying amount of the goodwill by reporting unit for the years ended June 30, 2002 and 2003 were as follows (in thousands):

	Reporting Unit
Asset Class	License	Consulting Services	Maintenance and Training	Total
Carrying amount as of June 30, 2001	$21,078	$944	$2,330	$24,352
Goodwill acquired during fiscal 2002	46,590	4,341	8,692	59,623
Effect of exchange rates used for translation	245	11	27	283

Carrying amount as of June 30, 2002	67,913	5,296	11,049	84,258
Purchase price adjustment — Hyprotech acquisition	1,407	88	264	1,759
Impairment charge	(69,323)	(5,392)	—	(74,715)
Goodwill acquired during fiscal 2003	2,358	147	442	2,947
Effect of exchange rates used for translation	3	8	73	84

Carrying amount as of June 30, 2003	$2,358	$147	$11,828	$14,333

        The proforma effect on prior year earnings of excluding goodwill and acquired assembled workforce amortization expense, net of tax, is as follows:

2001
Reported net income (loss) attributable to common shareholders	$(20,375)
Add: Goodwill and acquired assembled workforce amortization	1,840

Adjusted net income (loss)	$(18,535)

Basic and diluted income per common share
Reported net income (loss)	$(0.68)
Goodwill and acquired assembled workforce amortization	0.06

Adjusted net income (loss)	$(0.62)

  (o) Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is disclosed in the accompanying consolidated statements of stockholders' equity. The components of accumulated other comprehensive income (loss) as of June 30, 2002 and 2003 are as follows (in thousands):

	2002	2003
Unrealized gain (loss) on investments, net of tax	$127	$—
Cumulative translation adjustment	(2,809)	(1,445)

Total accumulated other comprehensive income (loss)	$(2,682)	$(1,445)

  (p) Fair Value of Stock Options

        The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase plans, which are described more fully in Note 10. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No material stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period.

	2001	2002	2003
Net income (loss) attributable to common shareholders (in thousands)
—As reported	$(20,375)	$(83,466)	$(170,017)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(25,654)	(21,734)	(14,566)

Pro forma	$(46,029)	$(105,200)	$(184,583)

Net income (loss) attributable to common shareholders per share
—Basic and diluted—
As reported	$(0.68)	$(2.58)	$(4.42)
Pro forma	(1.54)	(3.26)	(4.80)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	2001	2002	2003
Risk free interest rates	5.14-6.05%	3.91-4.39%	2.78-4.15%
Expected dividend yield	None	None	None
Expected life	5 Years	5 Years	5 Years
Expected volatility	101%	72%	125%
Weighted average fair value per option	$16.97	$8.00	$2.63

  (q) Income Taxes

        Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the statutory tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

        Income taxes are provided on undistributed earnings of foreign subsidiaries where such earnings are expected to be remitted to the U.S. parent company. The Company determines annually the amount of unremitted earnings of foreign subsidiaries to invest indefinitely in its non-U.S. operations. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, which are considered permanently invested, are not material to the Company's consolidated financial position or results of operations.

  (r) Legal Fees

        The Company accrues estimated future legal fees associated with outstanding litigation. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim assessment or damages can be reasonably estimated.

  (s) Recently Issued Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. All of the Company's prior restructuring actions will continue to be accounted for under EITF 94-3.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this pronouncement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for fiscal years ending after December 31, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company's consolidated financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This pronouncement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are effective for transactions that are entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a material effect on its consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This pronouncement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as liabilities. The provisions of this statement are effective for transactions that are entered into or modified after May 31, 2003. The Company does not expect that the adoption of SFAS No. 150 will have a material effect on its consolidated financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies disclosure, recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company's consolidated financial position and results of operations.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure regarding interests in VIE that are deemed significant, even if consolidation is not required. The Company is currently in the process of determining the impact the adoption of FIN 46 may have on it's consolidated financial position or results of operations; however the Company does not expect that the adoption of this statement will have a material impact.

        In November 2002, the EITF issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF No. 00-21 will have a material effect on its consolidated financial position or results of operations.

  (s) Reclassifications

        Certain amounts in the Company's consolidated balance sheets and consolidated statements of cash flows have been reclassified to conform to the current presentation.

(3) Restructuring and Other Charges

  (a) Fiscal 2003

        During fiscal 2003, the Company recorded $81.2 million in restructuring and other charges. Of this amount, $68.2 million is associated with an October 2002 restructuring plan, and $13.0 million is accrued legal costs, related to the FTC challenge of the Company's acquisition of Hyprotech.

        In October 2002, management initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, management revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing / supply chain product line, which has been effected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, cancellation of certain internal capital projects and discontinuation of development and support for certain non-critical products. As a result of the discontinuation of development and support for certain products, coupled with the revised revenue expectations, certain long-lived assets were reviewed and determined to be impaired in accordance with SFAS No. 144. These actions resulted in an aggregate restructuring charge of $55.6 million, recorded during the three months ended December 31, 2002. In June 2003 the Company reviewed its estimates to this plan and recorded a $12.5 million increase to the accrual, primarily due to revisions of the facility sub-lease assumptions, as well as increases to severance and other costs. The components of the restructuring plan are as follows (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Restructuring charge	$17,347	$10,028	$40,728	$68,103
Impairment of assets	—	—	(39,148)	(39,148)
Fiscal 2003 payments	(3,548)	(7,297)	—	(10,845)

Accrued expenses, June 30, 2003	$13,799	$2,731	$1,580	$18,110

        The Company expects that the remaining obligations will be paid by December 2010.

          Closure/consolidation of facilities:    Approximately $17.4 million of the restructuring charge relates to the termination of facility leases and other lease related costs. Of this amount, approximately $8.7 million was recorded in the three months ended December 31, 2002 and approximately $8.7 million was recorded as a result of the June 2003 increase to the accrual. The facility leases had remaining terms ranging from several months to eight years. The amount accrued is an estimate of the remaining obligation under the lease or actual costs to buy-out leases, reduced by expected income from the sublease of the underlying properties. The June 2003 increase to the accrual is primarily due to revised estimates related to sublease assumptions, as actual sub-lease rates have been significantly less than originally estimated and the Company has experienced delays contracting with sub-lessors.

          Employee severance, benefits and related costs:    Approximately $10.0 million of the restructuring charge relates to the reduction in headcount. Of this amount, approximately $8.2 million was recorded in the three months ended December 31, 2002 and approximately $1.8 million was recorded as a result of the June 2003 increase to the accrual. Approximately 400 employees, or 20% of the workforce, were eliminated under the restructuring plan implemented by management. All geographic regions and business units were affected, including services, sales and marketing, research and development, and general and administrative.

          Impairment of assets and disposition costs:    Approximately $40.7 million of the restructuring charge relates to charges associated with long-lived assets that were reviewed for impairment under the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and were either written-down to fair value or written-off due to the fact that the underlying assets will no longer be utilized. Of this amount, approximately $38.7 million was recorded in the three months ended December 31, 2002 and approximately $2.0 million was recorded as a result of the June 2003 increase to the accrual. The resulting charges include:

      •
      A $23.6 million impairment charge related to the intellectual property purchased from Accenture in February 2002. The fair value of this asset was determined by forecasting the future net cash flows associated with the asset and then was compared to its carrying value. This intellectual property is used primarily in the development of manufacturing / supply chain software products, within the license line of business. As noted above, the revenue expectations for the manufacturing / supply chain product line were significantly reduced by management, which prompted the review for impairment.

      •
      $13.8 million in impairment charges related to acquired technology, computer software development costs and purchased software. These assets were considered to be impaired because they will either no longer be used or their carrying values were in excess of their fair values. The assets that will no longer be used were identified by management's decisions to either discontinue future development efforts associated with certain products or discontinue internal capital projects. The carrying values of the remaining assets were compared to the fair values of those assets resulting in an impairment. The fair values were determined by forecasting the future net cash flows associated with the products. All of these assets were part of the license line of business.

      •
      A $3.3 million impairment charge related to assets and liabilities associated with certain products of which the Company is divesting. These assets have historically been considered to be part of the license line of business. As part of the cost reductions, management decided that we would no longer devote resources to the development or support of these products. The fair value of the related assets was determined from letters of intent to purchase the intellectual property.

  (b) Fiscal 2002—Fourth quarter

        In the third quarter of fiscal 2002, revenues were lower than expectations as customers delayed spending due to the general weakness in the economy. The Company reduced revenue expectations for the fourth quarter and for the fiscal year 2003. Based upon the impact of these reduced revenue expectations, management evaluated the Company's current business and made significant changes, resulting in a restructuring plan for its operations. This restructuring plan included a reduction in headcount, tighter cost controls, the close-down and consolidation of facilities, and the write-off of certain assets, and is broken-down as follows (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Write-off of Assets	Total
Restructuring charge	$4,901	$8,285	$1,169	$14,355
Write-off of asset	—	—	(1,169)	(1,169)
Fiscal 2002 payments	—	(1,849)	—	(1,849)

Accrued expenses, June 30, 2002	4,901	6,436	—	11,337
Fiscal 2003 payments	(695)	(4,748)	—	(5,443)

Accrued expenses, June 30, 2003	$4,206	$1,688	$—	$5,894

        The Company expects that the remaining obligations will be paid-out by December 2010.

        Closure/consolidation of facilities:    Approximately $4.9 million of the restructuring charge relates to the termination of facility leases and other lease-related costs. The facility leases had remaining terms ranging from several months to nine years. The amount accrued is an estimate of the actual costs to buy-out leases or to sublease the underlying properties.

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

  (c) Fiscal 2002—First quarter

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

	Employee Severance, Benefits, and Related Costs	Other	Total
Restructuring charge	$2,466	$176	$2,642
Fiscal 2002 payments	(2,457)	(157)	(2,614)
Adjustment	135	—	135

Accrued expenses, June 30, 2002	144	19	163
Fiscal 2003 payments	(144)	(19)	(163)

Accrued expenses, June 30, 2003	$—	$—	$—

  (d) Fiscal 2001

        In the third quarter of fiscal 2001 the revenues realized by the Company were reduced from the Company's expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. The Company reduced its revenue expectations for the fourth quarter and for the fiscal year 2002 until revenue visibility and predictability improved. Based on these reduced revenue expectations Company management evaluated the business plan and made significant changes, resulting in a restructuring plan for the Company's operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of the Company's e-business focus to emphasize its marketplace solutions, and resulted in a pre-tax restructuring charge totaling $7.0 million. The restructuring charge is broken down as follows (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Write-off of Assets	Total
Restructuring charge	$2,774	$3,148	$1,047	$6,969
Write-off of asset	—	—	(1,047)	(1,047)
Fiscal 2001 payments	(114)	(1,878)	—	(1,992)

Accrued expenses, June 30, 2001	2,660	1,270	—	3,930
Adjustments — revised assumptions	(800)	—	—	(800)
Fiscal 2002 payments	(723)	(1,217)	—	(1,940)

Accrued expenses, June 30, 2002	1,137	53	—	1,190
Fiscal 2003 payments	(397)	(53)	—	(450)

Accrued expenses, June 30, 2003	$740	$—	$—	$740

        The Company expects that the remaining obligations will be paid-out by March 2008.

        Closure/consolidation of facilities:    Approximately $2.8 million of the restructuring charge relates to the termination of facility leases and other lease-related costs. The facility leases had remaining terms ranging from one month to six years. The amount accrued reflects the Company's best estimate of the actual costs to buy out the leases in certain cases of the net cost to sublease the properties in other cases. Included in this amount is the write-off of certain assets, primarily leasehold improvements. The adjustments to the accrual that occurred in fiscal 2002 relate to revisions made to sub-lease assumptions.

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

  (e) Fiscal 1999

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

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Write-off of Assets	Other	Total
Restructuring and other charges	$10,224	$4,324	$3,060	$259	$17,867
Write-off of assets, and other	(5,440)	—	(3,060)	(101)	(8,601)
Fiscal 1999 payments	(24)	(2,386)	—	(57)	(2,467)

Accrued expenses, June 30, 1999	4,760	1,938	—	101	6,799
Fiscal 2000 payments	(1,408)	(1,462)	—	(97)	(2,967)

Accrued expenses, June 30, 2000	3,352	476	—	4	3,832
Fiscal 2001 payments	(1,484)	(126)	—	—	(1,610)

Accrued expenses, June 30, 2001	1,868	350	—	4	2,222
Adjustment—revised assumptions	(250)	—	—	—	(250)
Fiscal 2002 payments	(1,243)	(350)	—	(4)	(1,597)

Accrued expenses, June 30, 2002	375	—	—	—	375
Fiscal 2003 net sublease receipts (lease payments)	147	—	—	—	147

Accrued expenses, June 30, 2003	$522	$—	$—	$—	$522

        The Company expects that the remaining obligations will be paid-out by December 2004.

        Closure/consolidation of facilities:    Approximately $10.2 million of the restructuring charge relates to the termination of facility leases and other lease-related costs. The facility leases had remaining terms ranging from one month to six years. The amount accrued reflects the Company's best estimate of actual costs to buy out the leases in certain cases or the net cost to sublease the properties in other cases. Included in this amount is the write-off of certain assets, primarily building and leasehold improvements and adjustments to certain obligations that relate to the closing of facilities. The adjustment of the accrual during fiscal 2002 is due to a revision in some of the original sublease assumptions.

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

(4) Acquisitions and Dispositions

  (a) Acquisitions and Dispositions During Fiscal Year 2003

        In January 2003, the Company acquired a portion of the salesforce of Soteica S.R.L. and purchased the exclusive marketing rights held by Soteica. Soteica was a sales-agent of Hyprotech that held exclusive rights to market Hyprotech products in certain South and Latin American countries, including Argentina, Brazil, Mexico and Venezuela. The purchase price consists of 12 quarterly payments of $0.3 million beginning in April 2003, the net present value of which is $3.0 million. Allocation of the purchase price was based on an independent appraisal of the fair value of the net assets acquired.

        The purchase price was allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

Description	Amount	Life
Marketing rights	$80	2 months
Goodwill	2,947	—

	3,027
Net fair value of tangible assets acquired, less liabilities assumed	—

Total purchase price	$3,027

        Pro forma information related to this acquisition is not presented, as the effect of this acquisition is not material.

        On January 31, 2003, the Company completed the sale of the assets and liabilities associated with the Aspen Metals products. These products were originally acquired by the Company in the December 2000 acquisition of Broner Systems. The Company will receive an aggregate of £300,000 ($494,000 as of January 31, 2003), to be paid in four semi-annual installments from June 2003 to January 2005. The Company recorded a loss on the sale of the net assets of $0.9 million, which was included in the restructuring and other charge as discussed Note 3.

  (b) Acquisitions During Fiscal Year 2002

        On May 31, 2002, the Company acquired Hyprotech Ltd. and related subsidiaries of AEA Technology plc (collectively, Hyprotech), a market leader in providing software and service solutions designed to improve profitability and operating performance for process industry clients by simulating plant design and operations. The Company acquired 100% of the outstanding capital of Hyprotech for a purchase price of approximately $105.0 million, consisting of $96.6 million in cash and $8.4 million in transaction costs. This acquisition was accounted for as a purchase, and accordingly, the results of operations from the date of acquisition are included in the Company's consolidated statements of operations commencing as of the acquisition date.

        The purchase price was allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

Description	Amount	Life
Purchased in-process research and development	$14,900	—
Goodwill	59,270	—
Acquired technology	23,800	5 years
Customer contracts	1,000	4 years

	98,970
Net fair value of tangible assets acquired, less liabilities assumed	13,474

	112,444
Less—Deferred taxes	7,440

Total purchase price	$105,004

        In December 2002, the Company made adjustments to the purchase price allocation associated with the acquisition. These consisted of various adjustments to the opening balance sheet to accrue for certain obligations and contingencies and to write-off certain assets. These adjustments resulted in an approximately $1.8 million increase to goodwill.

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

        The purchase prices were allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

Description	Amount	Life
Goodwill	$2,112	—
Acquired technology	1,510	5 years

	3,621
Net fair value of tangible assets acquired, less liabilities assumed	(445)

Total purchase price	$3,176

        Pro forma information related to these acquisitions is not presented, as the effect of these acquisitions was not material.

  (c) Acquisitions During Fiscal Year 2001

        On August 29, 2000, the Company acquired ICARUS Corporation and ICARUS Services Limited (together, ICARUS), a market leader in providing software that is used by process manufacturing industries to estimate plant capital costs and evaluate project economics. The Company acquired 100% of the outstanding shares and options to purchase shares of ICARUS for a purchase price of approximately $24.9 million, consisting of $12.4 million in shares of the Company's stock, $9.0 million in cash and $2.1 million in promissory notes, and $1.4 million in transaction costs. This acquisition was accounted for as a purchase, and accordingly, the results of operations from the date of acquisition are included in the Company's consolidated statements of operations commencing as of the acquisition date.

        The purchase price was allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

Description	Amount	Life
Purchased in-process research and development	$5,000	—
Goodwill	7,011	6 years
Acquired technology	7,000	6 years
Other intangibles	300	2 years

	19,311
Net fair value of tangible assets acquired, less liabilities assumed	8,340

	27,651
Less—Deferred taxes	2,701

Total purchase price	$24,950

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

        The purchase prices were allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

Description	Amount	Life
Purchased in-process research and development	$2,615	—
Acquired technology	4,400	3-5 years
Goodwill	2,631	5-7 years
Other intangibles	780	3 years

	10,426
Net fair value of tangible assets acquired, less liabilities assumed	1,904

	12,330
Less—Deferred taxes	1,434

Total purchase price	$10,896

        On June 15, 2001, the Company acquired the technology assets of the Houston Consulting Group and the process applications division of CPU, a New Orleans-based consulting firm. These acquisitions were accounted for as purchase transactions, and accordingly, the results of operations from the dates of acquisition are included in the Company's consolidated condensed statements of operations commencing as of the acquisition dates. Total purchase price for these acquisitions was approximately

$20.3 million, consisting of $17.5 million in shares of the Company's stock, $1.2 million in cash, $0.8 million in stock options held by employees, as valued under the provisions of FIN 44, and $0.8 million in acquisition-related costs.

        The purchase prices were allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

Description	Amount	Life
Purchased in-process research and development	$2,300	—
Goodwill	9,856	5 years
Acquired technology	7,900	3-5 years
Other intangibles	500	3 years

	20,556
Net fair value of tangible assets acquired, less liabilities assumed	(273)

Total purchase price	$20,283

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

(5) Line of Credit

        In January 2003, the Company executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (4.00% at June 30, 2003) plus 1/2%, which may be reduced to the bank's prime rate upon the achievement of two consecutive quarters of net income. The Company is required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of the assets of the Company, and upon achieving certain net income targets, the collateral will be reduced to a lien on the accounts receivable. The Company is required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. The Company capitalized $0.3 million in costs associated with the origination of the Loan Arrangement, which are being amortized to interest expense over the life of the agreement. The Loan Arrangement expires in January 2005.

        As of June 30, 2003, there were $8.8 million in letters of credit outstanding under the line of credit, and there was $15.7 million available for future borrowing. In August 2003, the Company executed an amendment to the Loan Arrangement that adjusted the terms of certain financial covenants, and cured a default of the tangible net worth covenant as of June 30, 2003.

(6) Long-Term Obligations

        Long-term obligations consist of the following at June 30, 2002 and 2003 (in thousands):

	2002	2003
Capital lease obligations due in various monthly installments of principal plus interest, maturing through February 2005	$7,594	$3,050
Note payable to Soteica incurred in connection with salesforce acquisition, payable in quarterly installments of approximately $273 plus interest at 6% per year	—	2,777
Note payable of a UK subsidiary due in monthly installments of approximately $50 plus interest at 9% per year	992	847
Mortgage payable of a UK subsidiary due in annual installments of approximately $91 plus interest at 6% per year	866	837
Note payable of a Belgian subsidiary that was divested during fiscal 2003	1,030	—
Mortgages payable of a U.S. subsidiary due in aggregate monthly installments of $3 plus interest of 5.3% and 9.5% per year	366	—
Note payable to the former Richardson owners, due in fiscal 2003, interest payable at an annual rate of 12%	188	—
Convertible Debenture of a Belgian subsidiary due in fiscal 2003, interest payable at an annual rate of 6%. This note was convertible into approximately 7,500 shares of the Company's common stock at the option of the holder	74	—
Other obligations	109	—

	11,219	7,510
Less—Current portion	5,334	3,849

	$5,885	$3,661

        Maturities of these long-term obligations are as follows (in thousands):

Years Ending June 30,	Amount
2003	$3,849
2004	1,597
2005	1,039
2006	224
2007	183
Thereafter	618

$7,510

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

12 Months Beginning June 15 of	Redemption Price
2001	103.00%
2002	102.25%
2003	101.50%
2004	100.75%

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

        In connection with this financing, the Company incurred approximately $3.9 million of issuance costs. These costs have been classified as other assets in the accompanying consolidated balance sheets and are being amortized, as interest expense, over the term of the Debentures. The Company recorded interest expense associated with these debentures of $5.1 million in each of the years ended June 30, 2001, 2002 and 2003.

(8) Strategic alliance

        On February 8, 2002 the Company entered into a strategic alliance with Accenture, focused on creating solutions for manufacturing and supply chain execution by chemical and petroleum manufacturers. The Company will work with Accenture to jointly market and promote the developed solutions in the chemicals and petroleum markets and Accenture will become a strategic implementation partner for these solutions. Under the alliance, the Company purchased a $29.6 million nonexclusive perpetual license to certain intellectual property owned by Accenture and committed to purchase $7.4 million in certain professional development services relating to the existing intellectual property. In addition, in consideration for the development work, the Company committed to pay Accenture a royalty on sales of the software relating to the alliance arrangement over a four-year period, beginning July 1, 2002.

        The Company recorded the $29.6 million intellectual property asset and a corresponding obligation subject to common stock settlement in the accompanying June 30, 2002 consolidated balance sheet. This liability was partially settled with the payment of $18.5 million in common stock (1,642,672 shares) on June 9, 2002. The remaining $11.1 million obligation was converted into a note bearing interest at 12% and secured by certain installments receivable not sold to financial institutions. The Company made principal payments of $8.4 million during the year ended June 30, 2003. The June 30, 2003 principal balance of $2.7 million was paid in August 2003.

        This intellectual property asset is being amortized over its estimated life of five years. In October 2002, this asset was reviewed for impairment as discussed in Note 3, resulting in a charge of $23.6 million. During fiscal 2002, the Company recorded $2.0 million of amortization, of which $1.0 was charged to research and development costs and $1.0 million was capitalized as computer software development costs. During fiscal 2003, the Company recorded $4.1 million of amortization, of which $3.7 was charged to research and development costs and $0.4 million was capitalized as computer software development costs.

        Under the alliance agreement, the $7.4 million in professional development services were to be paid in stock or, under certain circumstances, in cash at the Company's election. During fiscal 2002 and 2003, Accenture provided $1.8 million and $3.7 million in services, respectively, which were recorded on the accompanying consolidated balance sheet as obligation subject to common stock settlement. Of these amounts, $0.9 million was charged to research and development costs and $0.9 million was capitalized as computer software development costs in fiscal 2002, and $1.1 million was charged to research and development costs and $2.6 million was capitalized as computer software development costs in fiscal 2003. In August 2003, the Company paid $7.4 million in cash in settlement of this obligation.

        Under the alliance agreement, the Company pays a royalty to Accenture equal to 5% of the sales of manufacturing/supply chain products in certain markets over a four-year period, beginning July 1, 2002. The Company is committed to pay a minimum of $9.0 million due as follows: $1.7 million in fiscal 2003, $3.5 million in fiscal 2004, and $3.8 million in fiscal 2005. The Company is recognizing the royalty expense at the greater of the straight-line amortization of the minimum commitment over the four-year royalty period, or the actual royalties earned during the period. The Company recorded royalty expense of $2.3 million in fiscal 2003.

(9) Preferred Stock

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

        In June 2003, the Company amended the terms of the Series B Preferred in conjunction with the proposed Series D preferred stock financing. This amendment gave the holders of the Series B Preferred the right to redeem their Series B Preferred shares for cash in certain circumstances that were outside of the Company's control. As a result of this redemption feature, the carrying value of the Series B Preferred was reclassified outside of stockholders' equity on the accompanying consolidated balance sheet. In August 2003, the Company repurchased all of the outstanding shares of Series B Preferred (see Note 20).

        Each share of Series B Preferred stock was entitled to vote on all matters in which holders of common stock are entitled to vote, receiving a number of votes equal (subject to certain limitations) to the number of shares of common stock into which it was then convertible.

        The Series B Preferred stock accrued dividends at an annual rate of 4% that were payable quarterly, commencing June 30, 2002, in either cash or common stock, at the Company's option (subject to the satisfaction of specified conditions). During the years ended June 30, 2002 and 2003, the Company accrued $0.9 million and $2.4 million, respectively, associated with this dividend obligation, which was recorded in additional paid-in capital on the accompanying consolidated balance sheet. During fiscal 2003, the Company issued 731,380 shares of common stock in settlement of its dividend obligations through March 31, 2003. In July 2003, the Company issued 120,740 shares of common stock in settlement of its dividend obligations for the three months ended June 30, 2003.

        Each share of Series B-I Preferred stock and Series B-II Preferred stock was convertible into a number of shares of common stock equal to its stated value (initially $1,000 per share) divided by a conversion price of $19.97 and $17.66, respectively. As a result, the shares of Series B-I Preferred and Series B-II Preferred stock initially were convertible into approximately 2,002,974 and 1,132,503 shares of common stock, respectively.

        Beginning on August 7, 2003 and August 28, 2003, holders of Series B-I Preferred stock and Series B-II Preferred stock, respectively, could have required that the Company redeem up to a total of

20,000 shares of Series B-1 Preferred stock and 10,000 shares of Series B-II Preferred stock. Beginning on February 8, 2004 and February 28, 2004, holders of Series B-I Preferred stock and Series B-II Preferred stock, respectively, could have required that the Company redeem any or all of their remaining shares of Series B Preferred stock. Any such redemption could have been made in cash or stock, at the Company's option (subject to the satisfaction of specified conditions set forth in the Company's charter), at a price equal to the stated value, initially $1,000 per share, plus accrued but unpaid dividends.

        The Company allocated the net consideration received from the sale of the Series B Preferred stock between the Series B Preferred stock and the warrants on the basis of the relative fair values at the date of issuance, allocating $8.0 million to the warrants. The warrants are exercisable at any time prior to the fifth anniversary of their issue date. The fair value of the common shares into which the Series B Preferred Stock was convertible on the date of issuance exceeded the proceeds allocated to the Series B Preferred Stock by $3.2 million, resulting in a beneficial conversion feature that was recognized as an increase in additional paid-in-capital and as a discount to the Series B Preferred Stock. This additional discount was immediately accreted through a charge to accumulated deficit in fiscal 2002. The remaining discount on the Series B Preferred stock was being accreted to its redemption value over the earliest period of redemption. For fiscal 2002 and 2003, the Company accreted $2.2 million and $6.8 million of Series B Preferred stock discount, respectively.

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

  (b) Warrants

        In connection with the August 1997 acquisition of NeuralWare, Inc., the Company converted warrants to purchase NeuralWare common stock into warrants to purchase 10,980 shares of the Company's common stock. Warrants to purchase 1,260 shares have expired through June 30, 2003. All remaining warrants are currently exercisable with an exercise price of $120.98 per share.

        In connection with the February and March 2002 sales of Series B convertible preferred stock, the Company issued warrants to purchase 791,044 shares of common stock at an exercise price ranging from $20.64 to $23.99 per share, as noted above in Note 9. As of June 30, 2003, none of these warrants had been exercised. In August 2003, these warrants were exchanged for new warrants to purchase 791,044 shares of common stock at an exercise price of $4.08 per share (see Note 20).

        In connection with the May 2002 sale of common stock to private investors, the Company issued warrants to purchase up to 3,208,333 shares of common stock, as noted above in Note 10(a). As of June 30, 2003, none of these warrants had been exercised, and during fiscal 2003 the second class of warrants to purchase up to 2,458,333 shares of common stock expired unexercised. In August 2003, the remaining warrants were canceled, and new warrants were issued to purchase 1,152,665 shares at an exercise price of $9.76 per share in their place (see Note 20).

  (c) Stock Options

        In December 2000, the shareholders approved the establishment of the 2001 Stock Option Plan (the 2001 Plan), which provides for the issuance of incentive stock options and nonqualified options. Under the 2001 Plan the Board of Directors may grant stock options to purchase up to an aggregate of 4,000,000 shares of common stock. At July 1, 2002 and July 1, 2003, the 2001 Plan will be expanded to cover an additional 5% of the outstanding shares on the preceding June 30, rounded down to the neared number divisible by 10,000. In no event, however, may the number of shares subject to incentive options under the 2001 Option Plan exceed 8,000,000 unless the 2001 Plan is amended, and approved, by the shareholders. As of June 30, 2003, there were 2,771,650 shares of common stock available for grant under the 2001 Plan.

        In November 1995, the Board of Directors approved the establishment of the 1995 Stock Option Plan (the 1995 Plan) and the 1995 Directors Stock Option Plan (the 1995 Directors Plan), which provided for the issuance of incentive stock options and nonqualified options. Under these plans, the Board of Directors may grant stock options to purchase up to an aggregate of 3,827,687 (as adjusted) shares of common stock. In December 1996, the shareholders of the Company approved the establishment of the 1996 Special Stock Option Plan (the 1996 Plan). This plan provides for the issuance of incentive stock options and nonqualified options to purchase up to 500,000 shares of common stock. The exercise price of options are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Stock options become exercisable over varying periods and expire no later than 10 years from the date of grant. As of June 30, 2003, there were 1,204,530 shares of common stock available for grant under the 1995 Plan, and no shares available for grant under the 1995 Directors Plan or the 1996 Plan.

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

        The following is a summary of stock option activity under the 1995 Plan, the 1995 Directors Plan, the 1996 Plan, the Petrolsoft Plan (as converted into options to purchase the Company's stock) and the 2001 Plan in fiscal 2001, 2002 and 2003:

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 30, 2000	6,320,808	$14.32
Options granted	1,649,666	17.97
Options exercised	(978,751)	12.11
Options terminated	(181,086)	15.42

Outstanding, June 30, 2001	6,810,637	15.37
Options granted	707,210	13.29
Options exercised	(185,625)	8.73
Options terminated	(340,977)	16.36

Outstanding, June 30, 2002	6,991,245	15.29
Options granted	3,158,555	2.88
Options exercised	(56,934)	2.56
Options terminated	(1,678,484)	11.26

Outstanding, June 30, 2003	8,414,382	$11.35

Exercisable, June 30, 2003	5,372,666	$13.72

        The following tables summarize information about stock options outstanding and exercisable under the 1995 Plan, the 1995 Directors' Plan, the 1996 Plan, the Petrolsoft Plan and the 2001 Plan at June 30, 2003:

Range of Exercise Prices	Options Outstanding at June 30, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at June 30, 2003	Weighted Average Exercise Price
$2.67-$4.33	2,894,466	8.7	$2.89	810,601	$2.95
4.33-8.67	1,022,280	6.0	8.26	961,786	8.24
8.67-13.00	179,341	5.3	10.43	163,566	10.41
13.00-17.34	3,263,004	5.6	14.15	2,556,781	14.25
17.34-21.67	155,813	4.1	19.60	103,031	19.85
21.67-26.01	168,250	5.5	24.13	146,000	24.26
26.01-30.34	435,287	4.5	29.02	380,905	29.03
30.34-34.68	187,425	5.4	31.40	153,769	31.53
34.68-39.01	55,500	6.9	38.25	54,093	38.29
39.01-43.34	53,016	5.6	40.08	42,134	40.11

June 30, 2003	8,414,382	6.6	$11.35	5,372,666	$13.72

Exercisable, June 30, 2002				4,544,779	$15.55

Exercisable, June 30, 2001				3,257,982	$15.76

        In August 2003, all employee stock options, with the exception of certain executive options, vested in full and became 100% exercisable, which resulted in a total of 8,356,882 exercisable shares immediately following the acceleration (see Note 20).

  (d) Employee Stock Purchase Plans

        In October 1997, the Company's Board of Directors approved the 1998 Employee Stock Purchase Plan, under which the Board of Directors may grant stock purchase rights for a maximum of 1,000,000 shares through September 30, 2007. In December 2000, the shareholders voted to increase the number of shares eligible under the 1998 Employee Stock Purchase Plan to 3,000,000 shares.

        Participants are granted options to purchase shares of common stock on the last business day of each semi-annual payment period for 85% of the market price of the common stock on the first or last business day of such payment period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 10% of each eligible employee's compensation. Under the plan, the Company issued 174,463, 313,337 and 759,771 shares during fiscal 2001, 2002 and 2003, respectively. As of June 30, 2003, there were 1,103,065 shares available for future issuance under the 1998 Employee Stock Purchase Plan as amended. In addition, on July 1, 2003, the Company issued 519,790 shares under the 1998 Employee Stock Purchase Plan.

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

        The Company amended the Rights Plan in June 2003 so that the terms of the Rights Plan would not be applicable to the securities issued as part of the Series D preferred financing or to any securities issued in the future pursuant to the preemptive rights granted as part of this financing (see Note 20 for a description of the financing).

  (f) Restricted Stock

        In fiscal 2001, restricted stock covering 94,500 shares of the Company's common stock was issued. The restricted stock is subject to vesting terms whereby the entire amount will vest upon the earlier of seven years from the date of grant or the attainment of certain performance goals, as defined.

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

  (g) Subsidiary Stock Options

        In November 2001, the Board of Directors of PetroVantage, Inc. approved the establishment of the 2001 Stock Incentive Plan of PetroVantage, Inc. (the PetroVantage Plan). In November 2002, the Board of Directors of the Company elected to terminate the PetroVantage Plan and grant options to purchase the Company's common stock under the Company's 2001 Plan. The options to purchase the Company's stock exchanged for the PetroVantage options were granted at an exercise price of $2.21. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," the Company did not record any compensation expense, as the aggregate intrinsic value and the ratio of the exercise price to the market value of the options remained unchanged. The terms of the new options were substantially similar to the PetroVantage options.

(11) Income Taxes

        The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is measured based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates.

        Income (loss) before provision for (benefit from) income taxes consists of the following (in thousands):

	Years Ended June 30,
	2001	2002	2003
Domestic	$(26,757)	$(56,597)	$(92,488)
Foreign	(2,350)	(18,164)	(68,345)

Total	$(29,107)	$(74,761)	$(160,833)

        The provisions for (benefit from) income taxes shown in the accompanying consolidated statements of operations are composed of the following (in thousands):

	Years Ended June 30,
	2001	2002	2003
Federal—
Current	$(3,433)	$—	$—
Deferred	(5,255)	—	—
State—
Current	(219)	142	—
Deferred	(1,035)	—	—
Foreign—
Current	1,210	1,366	—
Deferred	—	896	—

	$(8,732)	$2,404	$—

        The provision for (benefit from) income taxes differs from that based on the federal statutory rate due to the following (in thousands):

	Years Ended June 30,
	2001 Benefit	2002 Provision	2003
Federal tax at statutory rate	$(9,896)	$(25,419)	$(54,683)
State income tax, net of federal tax benefit	(828)	94	—
Tax effect resulting from foreign goodwill impairment	—	—	17,129
Tax effect resulting from foreign activities	1,572	8,438	6,108
Tax credits generated	(2,871)	(3,660)	(522)
Permanent differences, net	630	(234)	48
Acquisition costs	239	—	—
Valuation allowance	2,422	23,185	31,920

Provision for (benefit from) income taxes	$(8,732)	$2,404	$—

        The approximate tax effect of each type of temporary difference and carry forward is as follows (in thousands):

	June 30,
	2002	2003
Deferred tax assets:
Revenue related	$(8,106)	$248
US Income tax credits	20,470	19,028
US operating losses carryforward	23,403	20,942
Restructuring items	6,040	27,056
Nondeductible reserves and accruals	8,429	12,839
Intangible assets	(4,736)	2,140
Other temporary differences	(45)	10,756

	45,455	93,009
Valuation allowance	(26,950)	(76,249)

	18,505	16,760
Deferred tax liabilities:(1)
Revenue related	(21,534)	(8,584)
Nondeductible reserves and accruals	(1,226)	(4,983)
Intangible assets	4,563	—
Other temporary differences	3,194	—
Foreign losses carryforward	—	309

	(15,003)	(13,258)
	$3,502	$3,502

(1)
The Company recorded a $14.5 million deferred tax liability associated with the acquisition of Hyprotech.

        The tax credits and net operating loss carryforwards expire at various dates from 2004 through 2024. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of significant changes in ownership, as defined. Due to the uncertainty surrounding the realization and timing of these tax attributes, the Company has recorded a valuation allowance of approximately $27.0 million and $76.2 million as of June 30, 2002 and 2003, respectively.

(12) Operating Leases

        The Company leases its facilities and various office equipment under noncancellable operating leases with terms in excess of one year. Rent expense charged to operations was approximately $10.5 million, $12.3 million and $13.9 million for the years ended June 30, 2001, 2002 and 2003, respectively. Future minimum lease payments under these leases as of June 30, 2003 are as follows (in thousands):

Amount
Years Ending June 30, 2004	$16,747
2005	14,411
2006	12,526
2007	11,956
2008	10,887
Thereafter	34,808

$101,335

(13) Sale of Installments Receivable

        Installments receivable represent the present value of future payments related to the financing of noncancellable term and perpetual license agreements that provide for payment in installments, generally over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated statements of operations. The interest rates utilized for the years ended June 30, 2001, 2002, and 2003 ranged from 7.0% to 9.0%.

        The Company has arrangements to sell certain of its installments receivable to two financial institutions. The Company sold, with limited recourse, certain of its installment contracts for aggregate proceeds of $42.7 million and $66.7 million during fiscal 2002 and 2003, respectively. The financial institutions have certain recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions. Collections of these receivables reduce the Company's recourse obligations, as defined. Generally, no gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company and the financial institutions.

        At June 30, 2003, there was approximately $45 million of additional availability under the arrangements. The Company expects that there will be continued ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. The Company's potential recourse obligation related to these contracts is within the range of $4.1 million to $5.7 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

(14) Commitments and Contingencies

  (a) FTC complaint

        On August 7, 2003, the Federal Trade Commission, or FTC, announced that it has authorized its staff to file a civil administrative complaint alleging that the acquisition of Hyprotech in May 2002 was anticompetitive and seeking to declare the acquisition in violation of Section 5 of the FTC Act and Section 7 of the Clayton Act. An administrative law judge will adjudicate the complaint in a trial-type proceeding if the Company does not reach a settlement with the FTC prior to the conclusion of this proceeding. Any decision of the administrative law judge may be appealed to the commissioners of the FTC by either the FTC staff or the Company. Upon appeal, the commissioners will issue their own decision and order after reviewing legal briefs and hearing oral arguments. If the FTC commissioners rule against the Company, it may file a petition for review in a federal circuit court of appeals. If the court of appeals affirms the FTC's ruling, then the court will enter its own order of enforcement. Any decision of the court of appeals may be appealed by either the FTC, or by the Company, to the U.S. Supreme Court. The Company disagrees with the FTC that the acquisition of Hyprotech is anticompetitive and intends to defend the proceedings vigorously.

        It is too early to determine the likely outcome of the FTC's challenge. Because of the length of the appeals process, the outcome of this matter may not be determined for several years. If the FTC were to prevail in this challenge, it could seek to impose a wide variety of remedies, some of which would have a material adverse effect on the Company's ability to continue to operate under its current business plan and on its results of operations. These potential remedies include the divestiture of Hyprotech, as well as mandatory licensing of Hyprotech software products and other engineering software products to one or more of the Company's competitors. As of June 30, 2003, the Company had accrued $13.0 million to cover the cost of (1) professional service fees associated with its cooperation in the FTC's investigation since its commencement on June 7, 2002, and (2) estimated future professional services fees relating to the initial administrative proceeding and any subsequent appeals.

  (b) Litigation

        On May 31, 2002, the Company acquired the capital stock of Hyprotech from AEA Technology plc. AEA is engaged in arbitration proceedings in England over a contract dispute with KBC Advanced Technologies PLC, an English technology and consulting services company. The dispute remains in arbitration and concerns alleged breaches by each party of an agreement to develop and market a product known as HYSYS.Refinery. The Company indemnified AEA under the Sale and Purchase Agreement with AEA dated May 10, 2002 against any costs, damages or expenses in respect of a claim brought by KBC alleging damages due to AEA's (a) failure to comply with its contractual obligations after the acquisition, (b) breach of non-competition clauses with respect to activities occurring after the acquisition, (c) breach of certain obligations to KBC under its agreement by virtue of the acquisition, or (d) execution of the acquisition agreement. On March 31, 2003, the arbitrator delivered a partial decision in the arbitration, as a result of which the Company has not received any request under the indemnification agreement, nor does the Company expect to receive one. Subsequently, AEA and KBC each issued a notice to the other terminating the contract between them. The Company expects that the arbitrator will determine whether either party had proper grounds for such termination notice. The Company is working with AEA in the resolution of this matter. It is too early to determine the likely outcome of this matter.

        In addition, on September 11, 2002, KBC filed a separate complaint in state district court in Houston, Texas against the Company and Hyprotech. KBC's claim alleges tortious interference with contract and existing business relations, tortious interference with prospective business relationships, conversion of intellectual property and civil conspiracy. KBC has requested actual and exemplary damages, costs and interest. The Company has filed a counterclaim against KBC requesting actual and punitive damages and attorney fees. A trial date has been set for January 19, 2004. On August 25, 2003, KBC filed an additional complaint in the state district court in Houston, Texas against the Company and Hyprotech alleging breach of non-compete provisions and requesting injunctive relief preventing sale of its product, Aspen.Refsys. The Company believe the causes of action to be without merit and will defend the case vigorously. On September 15, 2003, the court set aside the injunction pending resolution of the arbitration in London.

  (c) Other

        The Company has entered into agreements with two executive officers providing for the payment of cash and other benefits in certain events of their voluntary or involuntary termination within three years following a change of control. Payment under these agreements would consist of a lump sum equal to approximately three times each executive's annual taxable compensation. The agreements also provide that the payments would be increased in the event that it would subject the officer to excise tax as a parachute payment under the federal tax code. The increase would be equal to the additional tax liability imposed on the executive as a result of the payment. The Company has entered into a substantially similar agreement with a third executive officer, except that payment under this agreement would consist of a lump sum equal to approximately (i) twice this executive's annual taxable compensation if he is terminated within the first year following a change of control and (ii) this executive's annual taxable compensation if he is terminated within the second or third year following a change of control.

        The Company has also entered into agreements with four executive officers, providing for severance payments in the event that the executive is terminated by the Company other than for cause. Payments under one of these agreements consist of continuation of base salary for a period of 18 months, payments under two of these agreements consist of continuation of base salary for a period of 12 months, and payments under the fourth agreement consist of continuation of base salary for a period of six months.

(15) Retirement and Profit Sharing Plans

        The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the Internal Revenue Code, which would otherwise be payable to the participant for any plan year. The Company may make discretionary contributions to this plan, including making matching contributions equal to 25% of pretax employee contributions up to a maximum of 6% of an employee's salary. During the fiscal years ended June 30, 2001, 2002 and 2003, the Company made matching contributions of approximately $1.3 million, $1.3 million and $0.1 million, respectively.

(16) Joint Ventures and Other Investments

        In May 1993, the Company entered into an Equity Joint Venture agreement with China Petrochemical Technology Company to form a limited liability company governed by the laws of the People's Republic of China. This joint venture has the nonexclusive right to distribute the Company's products within the People's Republic of China. The Company invested $0.3 million on August 6, 1993, which represents a 25% equity interest in the joint venture as of June 30, 2003.

        In November 1993, the Company invested approximately $0.1 million in a Cyprus-based company, representing approximately a 14% equity interest. In December 1995, the Company exercised its option to increase its equity interest to 22.5%, acquiring additional shares for approximately $0.1 million. In fiscal 2001, a third party invested in the entity and purchased a portion of the existing shareholders' equity interests. As a result of this transaction, the Company's equity interest increased to 31.58% and the Company recorded a gain on the sale of a portion of its interest of $0.2 million.

        In August 2001, the Company entered into a joint venture in Japan with a third party. The joint venture operates in Japan and Korea and is designed to allow the Company to penetrate those markets more quickly than it could on its own, by using joint resources to sell licenses and to deploy those licenses using the local based services of the joint venture employees. The Company has a 50% ownership in this joint venture and has invested $0.9 million as of June 30, 2003. In fiscal 2003, the Company decided that it will not continue to invest in this joint venture, and wrote-off the remaining value of the investment.

        The Company is accounting for the above three investments using the equity method. The net investments of approximately $1.2 million and $0.7 million are included in other assets in the accompanying consolidated balance sheets as of June 30, 2002 and 2003, respectively. In the accompanying consolidated statements of operations for the years ended June 30, 2001, 2002, and 2003, the Company has recognized income of approximately $0.2 million, and losses of approximately $0.2 million and $0.5 million, respectively, as its portion of the income (loss) from these joint ventures. The Company does not have any commitments to provide additional funding to these entities.

        In March 2000, the Company and e-Chemicals entered into a Stock Purchase Agreement whereby the Company acquired 833,333 shares of e-Chemicals non-voting Series E Preferred Stock for $6.00 per share. This $5.0 million investment entitled the Company to a minority interest in e-Chemicals and was accounted for using the cost method. During the second quarter of fiscal 2001, the Company deemed this investment in the stock of e-Chemicals to be worthless and, as a result, this investment was written off. This impairment is included in the accompanying consolidated statement of operations for fiscal 2001.

        In November 2000, the Company invested $0.6 million in a global chemical B2B e-commerce site supporting major chemical companies in Asia. This investment entitles the Company to a minority interest in the B2B company and is accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of June 30, 2003, the Company has determined that an other than temporary impairment has not occurred. This investment is included in other assets in the accompanying consolidated balance sheet as of June 30, 2002 and 2003.

        In December 2000, the Company made a $3.0 million investment in e-Catalysts, Inc. (e-Catalysts). This investment entitled the Company to a 33% interest in e-Catalysts and had been accounted for using the equity method. In connection with the restructuring plan in the fourth quarter of fiscal 2001 (see Note 3(d)), the Company determined that an other than temporary impairment in the value of the asset had occurred. The amount of such impairment was included in the restructuring charge recorded by the Company in the fourth quarter of fiscal 2001.

        In March 2001, the Company made an initial $8.3 million investment in Optimum Logistics Ltd. (Optimum), an internet-based open logistics system for bulk materials. This investment consisted of 219,515 shares of the Company's stock, valued at $5.7 million on the date of the transaction, plus $5.0 million in cash. This investment entitled the Company to a minority interest in Optimum and was accounted for using the cost method. In March 2002, due to Optimum's failure to achieve a third-party financing milestone, 58,540 shares of stock, valued at $2.1 million, were released from escrow and returned to the Company. In June 2002, the Company determined that an other than temporary impairment in the value of the asset had incurred, and the remaining investment of $8.7 million was written-off.

(17) Accrued Expenses and Other Liabilities

        Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2002	2003
Royalties and outside commissions	$4,034	$14,677
Acquisition-related	8,180	13,005
Payroll and payroll-related	15,920	12,998
Restructuring and other charges	6,056	12,257
Payable to financing companies	9,923	4,332
Income taxes	4,914	536
Amount owed to AEA Technology plc (former parent of Hyprotech)	3,142	—
Other	18,957	15,667

	$71,126	$73,472

        Other liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2002	2003
Restructuring and other charges	$7,009	$13,009
Royalties and outside commissions	5,031	3,000

	$12,040	$16,009

(18) Related Party Transactions

        A director of the Company provided advisory services to the Company as a director of PetroVantage during fiscal 2002 and 2003. The Company made payments of $32,000 to the director as compensation for services rendered during fiscal 2002 and no payments in fiscal 2003. Separately, during fiscal 2003, the director provided general consulting services to the Company, for which the Company made payments totaling approximately $230,000 during the year.

(19) Segment and Geographic Information

        The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and related Information," which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

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

        The following table presents a summary of operating segments (in thousands):

	License	Consulting Services	Maintenance and Training	Total
Year ended June 30, 2001—
Revenues from unaffiliated customers	$147,448	$122,821	$56,655	$326,924
Controllable expenses	55,059	88,860	13,438	157,357

Controllable margin(1)	$92,389	$33,961	$43,217	$169,567

Year ended June 30, 2002—
Revenues from unaffiliated customers	$133,913	$127,719	$58,972	$320,604
Controllable expenses	60,869	90,421	11,602	162,892

Controllable margin(1)	$73,044	$37,298	$47,370	$157,712

Year ended June 30, 2003—
Revenues from unaffiliated customers	$139,859	$103,741	$79,121	$322,721
Controllable expenses	65,394	81,943	12,361	159,698

Controllable margin(1)	$74,465	$21,798	$66,760	$163,023

(1)
The Controllable Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation:

	Years Ended June 30
	2001	2002	2003
	(In thousands)
Total controllable margin for reportable segments	$169,567	$157,712	$163,023
Selling and marketing	(96,467)	(89,953)	(91,357)
Research and development	(12,587)	(20,248)	—
General and administrative and overhead	(73,204)	(82,650)	(77,379)
Goodwill impairment charge	—	—	(74,715)
Restructuring and other charges	(6,969)	(16,083)	(81,162)
Charges for in-process research and development	(9,915)	(14,900)	—
Interest and other income and expense	5,468	284	757
Write-off of investments	(5,000)	(8,923)	—

Income (loss) before provision for (benefit from) income taxes	$(29,107)	$(74,761)	$(160,833)

Geographic Information:

        Domestic and export sales as a percentage of total revenues are as follows:

	Years Ended June 30,
	2001	2002	2003
United States	51.2%	54.2%	46.6%
Europe	27.7	28.4	30.2
Japan	5.3	5.1	3.9
Other	15.8	12.3	19.3

	100.0%	100.0%	100.0%

        During the years ended June 30, 2001, 2002 and 2003 there were no customers that individually represented greater than 10% of the Company's total revenue.

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

	North America	Europe	Asia	Eliminations	Consolidated
Year ended June 30, 2001—
Revenues	$280,499	$72,332	$22,148	$(48,055)	$326,924

Identifiable assets	$400,794	$49,907	$16,956	$(113,691)	$353,966

Year ended June 30, 2002—
Revenues	$272,776	$77,865	$18,504	$(48,541)	$320,604

Identifiable assets	$479,454	$97,561	$12,943	$(176,014)	$413,944

Year ended June 30, 2003—
Revenues	$235,373	$106,725	$12,876	$(32,253)	$322,721

Identifiable assets	$528,304	$64,917	$(6,959)	$(266,789)	$319,473

(20) Subsequent Events—Preferred Stock Financing and Shareholder Vote

        In August 2003, the Company issued and sold 300,300 shares of Series D-1 convertible preferred stock (Series D-1 Preferred), along with warrants to purchase up to 6,006,006 shares of common stock at a price of $3.33 per share, in a private placement to several investment partnerships managed by Advent International Corporation for an aggregate purchase price of $100.0 million. Concurrently, the Company paid cash of $30.0 million and issued 63,064 shares of Series D-2 convertible preferred stock (Series D-2 Preferred), along with warrants to purchase up to 1,261,280 shares of common stock at a price of $3.33 per share, to repurchase all of the outstanding Series B-I and B-II convertible preferred stock. In addition the Company exchanged existing warrants to purchase 791,044 shares of common stock at an exercise price ranging from $20.64 to $23.99 held by the Series B Preferred holders, for new warrants to purchase 791,044 shares of common stock at an exercise price of $4.08.

        Each share of Series D-1 and D-2 Preferred (together the Series D Preferred) is entitled to vote on all matters in which holders of common stock are entitled to vote, receiving a number of votes equal to the number of shares of common stock into which it is then convertible. In addition, holders of Series D-1 Preferred, as a separate class, are entitled to elect a certain number of directors, based on a formula as defined. Initially, the Series D-1 Preferred holders are entitled to elect two directors.

        The Series D Preferred earns cumulative dividends at an annual rate of 8%, that are payable when and if declared by the Board of Directors, in cash or, subject to certain conditions, common stock.

        Each share of Series D Preferred is initially convertible at any time into a number of shares of common stock equal to its stated value divided by the then-effective conversion price. The stated value is initially $333.00 per share and is subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, or any like occurrences. The initial conversion price is $3.33 per share. As a result, each share of Series D Preferred initially is convertible into 100 shares of common stock, and in the aggregate, the Series D Preferred are convertible into 36,336,400 shares of common stock. The Series D Preferred have anti-dilution rights that will adjust the conversion ratio downwards in the event that the Company issues certain additional securities at a price per share less than the conversion price then in effect.

        The Series D Preferred is subject to redemption at the option of the holders as follows: 50% on or after August 14, 2009 and 50% on or after August 14, 2010. The shares will be redeemed for cash at a price of $333.00 per share, plus accumulated but unpaid dividends.

        As a result of the Series D Preferred financing, anti-dilution provisions were triggered on the warrants to purchase shares of common stock that had been issued in connection with the May 2002 sale of common stock to private investors. These warrants initially provided for the purchase of 750,000 shares of common stock at an exercise price of $15.00, and now have been amended to purchase 1,152,665 shares at an exercise price of $9.76 per share.

        As a result of the Series D Preferred financing, certain provisions were triggered in the employee stock option plans, resulting in full vesting of all employee stock options, with the exception of certain executives who waived this acceleration for options less than $10.00. Immediately following the acceleration there were a total of 8,356,882 exercisable and outstanding options.

        At the August 2003 stockholder meeting, it was voted to: 1) give the board of directors discretion to effect a one-for-two or a one-for-three reverse stock split at any time prior to January 31, 2004, 2) increase the number of authorized shares of common stock to 210,000,000 shares, 3) reduce the per share par value of the common stock to $0.001 per share, and 4) increase the number of shares of common stock reserved under the Company's 1995 Director Stock Option Plan to 800,000 shares.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Aspen Technology, Inc.

        We have audited the consolidated financial statements of Aspen Technology, Inc. and subsidiaries (the "Company") as of June, 2003 and 2002 and for the years then ended, and have issued our report thereon dated September 29, 2003 (which report expresses an unqualified opinion and includes explanatory paragraphs relating to the Company's change in its method of accounting for goodwill and intangible assets and its reclassification to reflect reimbursements from customers for out-of-pocket expenses incurred as revenue rather than as a reduction of expenses). Our audits also included the information related to the years ended June 30, 2003 and 2002 appearing in the financial statement schedule listed in Item 15(a)-2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statement schedule for the year ended June 30, 2001 was audited by other auditors who have ceased operations. Those auditors expressed an opinion in their report, dated August 3, 2001, that such 2001 financial statement schedule, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

                      /s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 29, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Aspen Technology, Inc.'s filing on Form 10-K for the year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

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

                      /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
August 3, 2001

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Other(1)	Balance, End of Period
	(In thousands)
Allowance for doubtful accounts:
June 30, 2001	$1,439	$23	$(175)	$618	$1,905
June 30, 2002	1,905	1,889	(141)	2,345	5,997
June 30, 2003	5,997	683	(3,010)	22	3,692

(1)
Other relates primarily to amounts acquired in acquisitions.

EXHIBIT INDEX

3.1(1)	Certificate of Incorporation of Aspen Technology, Inc., as amended.
3.2(2)	By-laws of Aspen Technology, Inc.
4.1(3)	Specimen Certificate for Shares of Aspen Technology, Inc.'s common stock, $.10 par value.
4.2(2)	Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent, including related forms of the following: (a) Certificate of Designation of Series A Participating Cumulative Preferred Stock of Aspen Technology, Inc.; and (b) Right Certificate.
4.3(4)	Amendment No. 1 dated as of October 26, 2001 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4(5)	Amendment No. 2 dated as of February 6, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.
4.5(6)	Amendment No. 3 dated as of March 19, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.
4.6(7)	Amendment No. 4 dated as of May 9, 2002 to Rights Agreement dated as of March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.7(8)	Amendment No. 5 dated as of June 1, 2003 to Rights Agreement dated as of March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.8(9)	Indenture dated as of June 17, 1998 between Aspen Technology, Inc. and The Chase Manhattan Bank, as trustee, with respect to up to $86,250,000 principal amount of 5 1/4% Convertible Subordinated Debentures due June 15, 2005 of Aspen Technology, Inc.
4.9(9)	Form of 5 1/4% Convertible Subordinated Debentures due June 15, 2005 of Aspen Technology, Inc. (included in Sections 2.2, 2.3 and 2.4 of the Indenture).
4.9(10)	Form of Warrant of Aspen Technology, Inc. dated as of May 9, 2002.
4.10(1)	Form of WD Common Stock Purchase Warrant of Aspen Technology, Inc. dated as of August 14, 2003.
4.11(1)	Form of WB Common Stock Purchase Warrant of Aspen Technology, Inc. dated as of August 14, 2003.
10.1(11)	Lease Agreement dated as of January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding Ten Canal Park, Cambridge, Massachusetts.
10.2(12)	First Amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in-interest to Teachers Insurance and Annuity Association of America, regarding Ten Canal Park, Cambridge, Massachusetts.
10.3(12)	Second Amendment to Lease Agreement dated as of August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P. regarding Ten Canal Park, Cambridge, Massachusetts.
10.4(11)	System License Agreement between Aspen Technology, Inc. and the Massachusetts Institute of Technology, dated March 30, 1982, as amended.
10.5(11)†	Non-Equilibrium Distillation Model Development and License Agreement between Aspen Technology, Inc. and Koch Engineering Company, Inc., as amended.
10.6(11)†	Letter, dated October 19, 1994, from Aspen Technology, Inc. to Koch Engineering Company, Inc., pursuant to which Aspen Technology, Inc. elected to extend the term of Aspen Technology, Inc.'s license under the Non-Equilibrium Distillation Model Development and License Agreement.
10.7(11)†	Batch Distillation Computer Program Development and License Agreement between Process Simulation Associates, Inc. and Koch Engineering Company, Inc.
10.8(11)†	Agreement between Aspen Technology, Inc. and Imperial College of Science, Technology and Medicine regarding Assignment of SPEEDUP.

10.9(11)	Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.
10.10(13)	Rider No. 1, dated December 14, 1994, to Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.
10.11(14)	Rider No. 2, dated September 4, 2001, to Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.
10.12(11)†	Letter Agreement, dated March 25, 1992, between Aspen Technology, Inc. and Sanwa Business Credit Corporation.
10.13(20)	Third Amendment, effective as of March 28, 2003, to the Letter Agreement by and between Aspen Technology, Inc. and Fleet Business Credit, LLC (formerly Sanwa Business Credit Corporation).
10.14(11)	Equity Joint Venture Contract between Aspen Technology, Inc. and China Petrochemical Technology Company.
10.15(15)	Loan and Security Agreement, dated as of January 30, 2003, by and among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.
10.16(15)	Export-Import Bank Loan and Security Agreement, dated as of January 30, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.
10.17(15)	Export-Import Bank Borrower Agreement, dated as of January 30, 2003, by and between Aspen Technology, Inc. and AspenTech Inc. in favor of the Export-Import Bank of the United States and Silicon Valley Bank.
10.18(15)	Promissory Note (Ex-Im), dated January 30, 2003, by and between Aspen Technology, Inc. and AspenTech, Inc. in favor of Silicon Valley Bank.
10.19(15)	Form of Negative Pledge Agreement, dated as of January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.
10.20(15)	Security Agreement, dated as of January 30, 2003, by and between Silicon Valley Bank and AspenTech Securities Corporation.
10.21(15)	Unconditional Guaranty, dated as of January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank.
10.22	First Loan Modification Agreement, effective as of June 27, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.
10.23	Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank.
10.24(16)	Security Agreement, effective as of August 16, 2002, between Aspen Technology, Inc. and Accenture.
10.25(15)	Amendment No. 1 to Security Agreement, dated as of January 30, 2003, by and between Accenture LLP and Aspen Technology, Inc.
10.26(17)	Securities Purchase Agreement dated June 1, 2003 by and among Aspen Technology, Inc. and the Purchasers listed therein.
10.27(17)	Repurchase and Exchange Agreement dated as of June 1, 2003 by and among Aspen Technology, Inc. and the Holders named therein.
10.28(18)	Registration Rights Agreement dated June 15, 2001 between Aspen Technology, Inc. and Michael B. Feldman.
10.29(18)	Registration Rights Agreement dated June 15, 2001 between Aspen Technology, Inc. and the former stockholders of Computer Processes Unlimited, L.L.C.
10.30(19)	Registration Rights Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP.
10.31(1)	Investor Rights Agreement dated as of August 14, 2003 by and among Aspen Technology, Inc. and the Stockholders Named therein.
10.32(1)	Management Rights Letter dated as of August 14, 2003 by and among Aspen Technology, Inc. and the entities named therein.
10.33(21)	Amended and Restated Registration Rights Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
10.34(11)*	1988 Non-Qualified Stock Option Plan, as amended.

10.35(22)*	1995 Stock Option Plan.
10.36(31)*	Amended and Restated 1995 Directors Stock Option Plan.
10.37(22)*	1995 Employees' Stock Purchase Plan.
10.38(23)*	1998 Employees' Stock Purchase Plan.
10.39(24)*	Amendment No. 1 to 1998 Employees' Stock Purchase Plan.
10.40(25)*	1996 Special Stock Option Plan.
10.41(24)*	2001 Stock Option Plan.
10.42(11)*	Form of Employee Confidentiality and Non-Competition Agreement.
10.43(11)*	Noncompetition, Confidentiality and Proprietary Rights Agreement between Aspen Technology, Inc. and Lawrence B. Evans.
10.44*	Employment and Transition Agreement, dated as of June 30, 2003, by and between Aspen Technology, Inc. and Lawrence B. Evans.
10.45(24)*	Change in Control Agreement between Aspen Technology, Inc. and David McQuillin dated August 12, 1997.
10.46(26)*	Severance Agreement between Aspen Technology, Inc. and David L. McQuillin dated September 30, 2002.
10.47(15)*	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and David L. McQuillin.
10.48(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and David L. McQuillin.
10.49(26)*	Employment Agreement between Aspen Technology, Inc. and Wayne Sim dated May 9, 2002.
10.50(26)*	Change in Control Agreement between Aspen Technology, Inc. and Wayne Sim dated May 9, 2002.
10.51*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Wayne Sim.
10.52(27)*	Change in Control Agreement between Aspen Technology, Inc. and Stephen J. Doyle dated August 12, 1997.
10.53(15)*	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.54(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.55(30)*	Employment Agreement, dated April 1, 2002, by and between Aspen Technology, Inc. and C. Steven Pringle
10.56(3)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and C. Steven Pringle.
10.57(30)*	Offer Letter, dated June 16, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.58(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.59*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and David L. McQuillin.
10.60*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Wayne Sim.
10.61*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.62*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and C. Steve Pringle.
10.63*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.64*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.65(12)	Financing Partner Agreement between Aspen Technology, Inc. and IBM Credit Corporation dated June 15, 2000.

10.66(29)	Securities Purchase Agreement dated as of May 9, 2002 between Aspen Technology, Inc. and the Purchasers listed therein, and related Amendment dated June 5, 2002.
10.67(28)	Share Purchase Agreement dated as of May 10, 2002 between Aspen Technology, Inc. and AEA Technology plc.
10.68(19)	Stockholder Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP.
10.69(21)	Amended and Restated Securities Purchase Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
21.1	Subsidiaries of Aspen Technology, Inc.
23.1	Consent of Deloitte & Touche LLP.
23.2	Limitation of Remedies Against Arthur Andersen LLP (please see Item 9 to this Form 10-K)
24.1	Power of Attorney (included in signature page to Form 10-K).
31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated August 21, 2003 (filed on August 22, 2003), and incorporated herein by reference.

(2)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated March 12, 1998 (filed on March 27, 1998), and incorporated herein by reference.

(3)
Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form 8-A of Aspen Technology, Inc. (filed on June 12, 1998), and incorporated herein by reference.

(4)
Previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form 8-A of Aspen Technology, Inc. filed on November 8, 2001, and incorporated herein by reference.

(5)
Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form 8-A of Aspen Technology, Inc. filed on February 12, 2002, and incorporated herein by reference.

(6)
Previously filed as an exhibit to Amendment No. 4 to the Registration Statement on Form 8-A of Aspen Technology, Inc. filed on March 20, 2002, and incorporated herein by reference.

(7)
Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form 8-A of Aspen Technology, Inc. filed on May 31, 2002, and incorporated herein by reference.

(8)
Previously filed as an exhibit to Amendment No. 6 to Form 8-A of Aspen Technology, Inc. filed on June 2, 2003, and incorporated herein by reference.

(9)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated June 17, 1998 (filed on June 19, 1998), and incorporated herein by reference.

(10)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated June 5, 2002 (filed on June 7, 2002), and incorporated herein by reference.

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

(15)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.

(16)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated August 16, 2002 (filed on September 10, 2002), and incorporated herein by reference.

(17)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. filed on June 2, 2003, and incorporated herein by reference.

(18)
Previously filed as an exhibit to the Registration Statement on Form S-3 of Aspen Technology, Inc. (Registration No. 333-63208) (filed on June 15, 2001), and incorporated herein by reference.

(19)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated February 12, 2002 (filed on February 12, 2002), and incorporated herein by reference.

(20)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended March 31, 2002, and incorporated herein by reference.

(21)
Previously filed as an exhibit to the Current Report on Form 8-K filed by Aspen Technology, Inc. on March 19, 2002, and incorporated herein by reference.

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

(26)
Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2002, and incorporated herein by reference.

(27)
Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration No. 333-42536) (filed on July 28, 2000), and incorporated herein by reference.

(28)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated June 5, 2002 (filed on June 6, 2002), and incorporated herein by reference.

(29)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated May 31, 2002 (filed on May 31, 2002), and incorporated herein by reference.

(30)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated July 11, 2003 (filed on July 11, 2003), and incorporated herein by reference.

(31)
Previously filed as an exhibit to the Definitive Proxy Statement on Schedule 14A of Aspen Technology Inc. filed on July 11, 2003 and incorporated herein by reference.