Form 10-Q
period 2003-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2003-11-14
CIK 929940

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2003
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒    No ☐

        Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

        As of November 11, 2003, there were 40,179,946 shares of the registrant's common stock (par value $0.10 per share) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2003	June 30, 2003
	(Unaudited and in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$101,591	$51,567
Accounts receivable, net	63,711	77,725
Unbilled services	15,883	15,279
Current portion of long-term installments receivable, net	32,148	34,720
Deferred tax asset	2,929	2,929
Prepaid expenses and other current assets	10,061	11,581

Total current assets	226,323	193,801

Long-term installments receivable, net	71,030	73,377

Property and leasehold improvements, at cost	125,199	128,016
Accumulated depreciation and amortization	(97,321)	(96,858)

	27,878	31,158

Computer software development costs, net	18,137	17,728
Purchased intellectual property, net	1,719	1,861
Other intangible assets, net	25,155	26,946
Goodwill, net	14,692	14,333
Deferred tax asset	13,831	13,831
Other assets	7,253	5,445

	$406,018	$378,480

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,632	$3,849
Amount owed to Accenture	—	8,162
Accounts payable and accrued expenses	73,426	82,094
Unearned revenue	19,772	20,492
Deferred revenue	35,553	37,266

Total current liabilities	131,383	151,863

Long-term debt and obligations, less current maturities	3,312	3,661

5 1/4% Convertible subordinated debentures	73,715	86,250

Deferred revenue, less current portion	8,390	9,815

Deferred tax liability	13,402	13,258

Other liabilities	15,482	16,009

Redeemable Preferred Stock
Outstanding—363,364 shares of Series D as of September 30, 2003 and 60,000 shares of Series B as of June 30, 2003	96,551	57,537

Stockholders' equity:
Common stock
Outstanding—39,819,372 as of September 30, 2003 and 39,045,804 as of June 30, 2003	4,005	3,929
Additional paid-in capital	333,508	315,726
Accumulated deficit	(273,307)	(277,610)
Accumulated other comprehensive loss	90	(1,445)
Treasury stock, at cost	(513)	(513)

Total stockholders' equity	63,783	40,087

	$406,018	$378,480

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2003	2002
	(Unaudited and in thousands, except per share data)
Software licenses	$35,063	$29,646
Service and other	41,951	47,604

Total revenues	77,014	77,250

Cost of software licenses	3,617	3,335
Cost of service and other	24,632	28,008
Selling and marketing	23,874	29,154
Research and development	16,006	17,745
General and administrative	8,740	9,821

Total costs and expenses	76,869	88,063

Income (loss) from operations	145	(10,813)
Other income (expense), net	(228)	(501)
Interest income, net	722	581

Income (loss) before provision for income taxes	639	(10,733)
Provision for income taxes	188	—

Net income (loss)	451	(10,733)
Accretion of preferred stock discount and dividend	3,852	(2,234)

Net income (loss) applicable to common shareholders	$4,303	$(12,967)

Basic net income (loss) per share applicable to common shareholders	$0.11	$(0.34)

Diluted net income (loss) per share applicable to common shareholders	$0.10	$(0.34)

Weighted average shares outstanding—Basic	39,772	37,994

Weighted average shares outstanding—Diluted	59,437	37,994

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2003	2002
	(Unaudited and in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$451	$(10,733)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,805	9,195
Research and development costs subject to common stock settlement	—	441
Deferred income taxes	145	45
Decrease in accounts receivable	13,905	22,577
(Increase) decrease in unbilled services	(570)	1,337
Decrease (increase) in installments receivable	4,030	(2,440)
Decrease in prepaid expenses and other current assets	3,224	501
Decrease in accounts payable and accrued expenses	(8,656)	(15,671)
Decrease in unearned revenue	(733)	(3,020)
Decrease in deferred revenue	(3,134)	(832)
Decrease in other liabilities	(527)	(387)

Net cash provided by operating activities	14,940	1,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(333)	(2,173)
Sale of investment securities	—	13,992
Increase in other long-term assets	(20)	382
Increase in computer software development costs	(1,405)	(2,498)
Cash used in the purchase of a business, net of cash acquired	(200)	—

Net cash (used in) provided by investing activities	(1,958)	9,703

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Series D redeemable convertible preferred stock	89,341	—
Retirement of Series B redeemable convertible preferred stock	(30,000)	—
Payment of Series B redeemable convertible preferred stock dividend	(296)	—
Issuance of common stock under employee stock purchase plans	1,636	2,219
Exercise of stock options	43	81
Payment of amount owed to Accenture	(10,068)	(1,100)
Payments of long-term debt and capital lease obligations	(13,922)	(2,247)

Net cash provided by (used in) financing activities	36,734	(1,047)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	308	51

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,024	9,720
CASH AND CASH EQUIVALENTS, beginning of period	51,567	33,571

CASH AND CASH EQUIVALENTS, end of period	$101,591	$43,291

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Interim Condensed and Consolidated Financial Statements

        In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these unaudited interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2003, which are contained in the Annual Report on 10-K of Aspen Technology, Inc. (the Company), as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of June 30, 2003 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the three-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2. Sale of Installments Receivable

        Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one-to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rates utilized for the three months ended September 30, 2003 and 2002 were 7.0% and 7.5%, respectively.

        The Company has arrangements to sell certain of its installments receivable to two financial institutions. The Company sold, with limited recourse, certain of its installment contracts for aggregate proceeds of approximately $16.9 million and $8.5 million during the three months ended September 30, 2003 and 2002, respectively. The financial institutions have certain recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions. Collections of these receivables reduce the Company's recourse obligations, as defined. Generally, no gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company and the financial institutions.

        At September 30, 2003, there was approximately $70 million of additional availability under the arrangements. The Company expects that there will be continued ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. The Company's potential recourse obligation related to these contracts is within the range of $4.3 million to $6.8 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

3. Derivative Instruments and Hedging

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

        Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company's installment receivables that are denominated in currencies other than the U.S. dollar, primarily the Euro, the Japanese Yen and the British Pound Sterling. These foreign exchange contracts are entered into to hedge recorded installments receivable made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies.

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

        At September 30, 2003, the Company had effectively hedged $11.3 million of installments receivable and accounts receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than to hedge foreign currency risk. The gross value of the long-term installments receivable that were denominated in foreign currency was $23.9 million and $21.9 million at September 30, 2003 and 2002, respectively. The installments receivable held as of September 2003 mature at various times through July 2009. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

        The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain accounts and installments receivable and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. During the three months ended September 30, 2003 and 2002 the net gain recognized in the consolidated statements of operations was not material. A small portion of the forward foreign currency exchange contract is designated to hedge the future interest income of the related receivables. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge. During the three months ended September 30, 2003 and 2002, net loss deferred in other comprehensive income was not material.

        The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of September 30, 2003. The information is provided in U.S. dollar amounts (in thousands), as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates:

	Notional Amount	Estimated Fair Value*	Average Contract Rate
Euro	$6,704	$6,949	1.10
Japanese Yen	2,865	3,080	119.90
British Pound Sterling	1,405	1,506	0.66
Swiss Franc	243	264	1.44
South African Rand	73	75	7.23

	$11,290	$11,874

*
The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of September 30, 2003. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company's banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

4. Stock-Based Compensation Plans

        The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs. The Company accounts for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected the disclosure-only alternative under SFAS No. 123, as amended by SFAS No. 148. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period.

        Had compensation cost for the Company's stock plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net income (loss) attributable to common shareholders, and net income (loss) attributable to common shareholders per share would have been as follows:

	Three Months Ended September 30,
	2003	2002
Net income (loss) attributable to common shareholders (in thousands)—
As reported	$4,303	$(12,967)
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	9,337	4,522

Pro forma	$(5,034)	$(17,489)

Net income (loss) attributable to common shareholders per share—Basic and Diluted
As reported	$0.11	$(0.34)
Pro forma	(0.13)	(0.46)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	Three Months Ended September 30,
	2003	2002
Risk free interest rates	2.78%	4.15%
Expected dividend yield	None	None
Expected life	5 Years	5 Years
Expected volatility	125%	125%
Weighted average fair value per option	$2.17	$2.41

5. Net Income (Loss) Per Common Share

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

	Three Months Ended September 30,
	2003	2002
Net income (loss) applicable to common shareholders	$4,303	$(12,967)
Plus: Impact of assumed conversions of Series D preferred stock	1,661	—

Net income (loss) applicable to common shareholders, including assumed conversions	$5,964	$(12,967)

Basic weighted average common shares outstanding	39,772	37,994
Common stock equivalents	1,497	—
Incremental shares from assumed conversion of Series D preferred stock	18,168	—

Diluted weighted average shares outstanding	59,437	37,994

Basic net income (loss) per share applicable to common shareholders	$0.11	$(0.34)

Diluted net income (loss) per share applicable to common shareholders	$0.10	$(0.34)

        The following dilutive effect of potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,
	2003	2002
Convertible debt	1,392	1,628
Convertible preferred stock	—	3,135
Obligation subject to common stock settlement	—	848
Preferred stock dividend, to be settled in common stock	—	95
Options, restricted stock and warrants	—	260

Total	1,392	5,966

6. Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three months ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended
	2003	2002
Net income (loss)	$451	$(10,733)
Unrealized gain on investments	—	46
Foreign currency adjustment	1,535	1,761

Comprehensive income (loss)	$1,986	$(8,926)

7. Restructuring and Other Charges

  (a) Q2 FY03

        In October 2002, management initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, management revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing / supply chain product line, which had been affected the most by the economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, cancellation of certain internal capital projects and discontinuation of development and support for certain non-critical products. As a result of the discontinuation of development and support for certain products, coupled with the revised revenue expectations, certain long-lived assets were reviewed and determined to be impaired in accordance with SFAS No. 144. These actions resulted in an aggregate restructuring charge of $55.6 million, recorded during the three months ended December 31, 2002. In June 2003 the Company reviewed its estimates to this plan and recorded a $12.5 million increase to the accrual, primarily due to revisions of the facility sub-lease assumptions, as well as increases to severance and other costs. As of September 30, 2003, there was $16.1 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the three months ended September 30, 2003, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Accrued expenses, June 30, 2003	$13,799	$2,731	$1,580	$18,110
Payments	(269)	(1,183)	(544)	(1,996)

Accrued expenses, September 30, 2003	$13,530	$1,548	$1,036	$16,114

        The Company expects that the remaining obligations will be paid by December 2010.

  (b) Q4 FY02

        In the fourth quarter of fiscal 2002, the Company initiated a plan to reduce its operating expenses and to restructure operations around its two primary product lines, engineering software and manufacturing/supply chain software. The Company reduced worldwide headcount by approximately

10% or 200 employees, closed-down and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $14.4 million. As of September 30, 2003, there was $5.4 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2003, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2003	$4,206	$1,688	$5,894
Payments	(233)	(283)	(516)

Accrued expenses, September 30, 2003	$3,973	$1,405	$5,378

        The Company expects that the remaining obligations will be paid by December 2010.

  (c) Q4 FY01

        In the third quarter of fiscal 2001, the revenues realized by the Company were below the Company's expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. At that time, the Company also reduced its revenue expectations for the fourth quarter of fiscal year 2001 and for the fiscal year 2002. Based on the reduced revenue expectations, Company management evaluated the business plan and made significant changes, resulting in a restructuring plan for the Company's operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of the Company's e-business focus to emphasize its marketplace solutions. The restructuring plan resulted in a pretax charge totaling $7.0 million. As of September 30, 2003, there was $0.6 million remaining in accrued expenses and other liabilities relating to the restructuring. During the three months ended September 30, 2003, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2003	$740
Payments	(100)

Accrued expenses, September 30, 2003	$640

        The Company expects that the remaining obligations will be paid by March 2008.

  (e) Q4 FY99

        In the fourth quarter of fiscal 1999, the Company undertook certain actions to restructure its business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of the Company's core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. As of September 30, 2003, there was $0.6 million remaining in the accrued expenses and other liabilities relating to the restructuring. During the three months ended September 30, 2003, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2003	$522
Sublease receipts, net of lease payments	50

Accrued expenses, September 30, 2003	$572

        The Company expects that the remaining obligations will be paid by December 2004.

8. Commitments and Contingencies

  (a) FTC complaint

        On August 7, 2003, the Federal Trade Commission (FTC) announced that it has authorized its staff to file a civil administrative complaint alleging that the Company's acquisition of Hyprotech in May 2002 was anticompetitive and seeking to declare the acquisition in violation of Section 5 of the FTC Act and Section 7 of the Clayton Act. An administrative law judge will adjudicate the complaint in a trial-type proceeding if the Company does not reach a settlement with the FTC prior to the conclusion of this proceeding. Any decision of the administrative law judge may be appealed to the commissioners of the FTC by either the FTC staff or the Company. Upon appeal, the commissioners will issue their own decision and order after reviewing legal briefs and hearing oral arguments. If the FTC commissioners rule against the Company, it may file a petition for review in a federal circuit court of appeals. If the court of appeals affirms the FTC's ruling, then the court will enter its own order of enforcement. Any decision of the court of appeals may be appealed by either the FTC, or by the Company, to the U.S. Supreme Court. The Company disagrees with the FTC that the acquisition of Hyprotech is anticompetitive and intends to defend the proceedings vigorously.

        It is too early to determine the likely outcome of the FTC's challenge. Because of the length of the appeals process, the outcome of this matter may not be determined for several years. If the FTC were to prevail in this challenge, it could seek to impose a wide variety of remedies, some of which would have a material adverse effect on the Company's ability to continue to operate under its current business plan and on its results of operations. These potential remedies include the divestiture of Hyprotech, as well as mandatory licensing of Hyprotech software products and other engineering software products to one or more of the Company's competitors. Since the beginning of the investigation, the Company has accrued $13.0 million to cover the cost of (1) professional service fees associated with its cooperation in the FTC's investigation since its commencement on June 7, 2002, and (2) estimated future professional services fees relating to the initial administrative proceeding and any subsequent appeals.

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

9. Preferred Stock Financing

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

        The Company incurred $10.7 million in costs related to the issuance of the Series D Preferred and allocated the net proceeds received between the Series D Preferred and the warrants on the basis of the relative fair values at the date of issuance, allocating $15.5 million of proceeds to the warrants. The warrants are exercisable at any time prior to the seventh anniversary of their issue date. The remaining discount on the Series D Preferred stock is being accreted to its redemption value over the earliest period of redemption.

        The value of total consideration paid to the Series B Preferred holders, consisting of cash, Series D Preferred and warrants, was less than the carrying value of the Series B preferred stock at the time of retirement. This resulted in a gain of $6.5 million, which the Company recorded in the accretion of preferred stock discount and dividend line of the accompanying consolidated condensed statement of operations.

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

        In the accompanying consolidated condensed statements of operations, the accretion of preferred stock discount and dividend consist of the following (in thousands):

	Three Months Ended September 30,
	2003	2002
Accrual of dividend on Series B preferred stock	$(296)	$(605)
Accretion of discount on Series B preferred stock	(643)	(1,629)
Gain on retirement of Series B preferred stock	6,452	—
Accrual of dividend on Series D preferred stock	(1,210)	—
Accretion of discount on Series D preferred stock	(451)	—

Total	$3,852	$(2,234)

10. Retirement of 5 1/4% Convertible Subordinated Debentures

        During September 2003, the Company used a portion of the proceeds from the Series D Preferred financing and repurchased and retired $12.5 million of its 5 1/4% convertible debentures.

11. Segment Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in companies' financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

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

        The accounting policies of the line of business operating segments are the same as those described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The Company does not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments. The following table presents a summary of operating segments (in thousands):

	License	Consulting Services	Maintenance and Training	Total
Three Months Ended September 30, 2003—
Revenues from unaffiliated customers	$35,063	$23,300	$18,651	$77,014
Controllable expenses	16,956	16,546	3,287	36,789

Controllable margin(1)	$18,107	$6,754	$15,364	$40,225

Three Months Ended September 30, 2002—
Revenues from unaffiliated customers	$29,646	$27,732	$19,872	$77,250
Controllable expenses	17,920	22,643	3,317	43,880

Controllable margin(1)	$11,726	$5,089	$16,555	$33,370

(1)
The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

	Three Months Ending September 30,
	2003	2002
Total controllable margin for reportable segments	$40,225	$33,370
Selling and marketing	(20,818)	(25,316)
General and administrative and overhead	(19,262)	(18,867)
Interest and other income and expense, net	494	80

Income (loss) before benefit from income taxes	$639	$(10,733)

12. Recent Accounting Pronouncements

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This pronouncement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are effective for transactions that are entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This pronouncement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as liabilities. The provisions of this statement are effective for transactions that are entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure regarding interests in VIE that are deemed significant, even if consolidation is not required. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the effects that the adoption of FIN 46 will have on the Company's financial position, results of operations or cash flows; however, the Company does not expect that the adoption will have a material impact.

        In November 2002, the EITF issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company's consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2003. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK" AND ELSEWHERE IN THIS QUARTERLY REPORT.

Overview

        Since our founding in 1981, we have developed and marketed software and services to companies in the process industries.

        We typically license our engineering solutions for terms of three to five years and license our manufacturing/supply chain solutions for terms of 99 years.

        Software license revenues, including license renewals, consist principally of revenues earned under fixed-term and perpetual software license agreements and are generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence, or VSOE, of fair value exists for all undelivered elements. We determine VSOE based upon the price charged when the same element is sold separately. Maintenance and support VSOE represents a consistent percentage of the license fees charged to customers. Consulting services VSOE represents standard rates, which we charge our customers when we sell our consulting services separately. For an element not yet being sold separately, VSOE represents the price established by management having the relevant authority when it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. Revenues under license arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with SOP 98-9, "Software Revenue Recognition, with Respect to Certain Transactions." Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. We have established sufficient VSOE for professional services, training and maintenance and support services. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. We use installment contracts as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

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

        Service revenues from fixed-price contracts are recognized using the proportional performance method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount thereof is provided currently. Service revenues from time-and-expense contracts and consulting and training revenues are recognized as the related services are performed. Services that have been performed but for which billings have not been made are recorded as unbilled services, and billings that have been recorded before the services have been performed are recorded as unearned revenue in the accompanying consolidated balance sheets. In accordance with the Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred," reimbursement received for out-of-pocket expenses is recorded as revenue and not as a reduction of expenses.

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

Significant Events—Quarter Ended September 30, 2003

        On August 14, 2003, we issued and sold 300,300 shares of Series D-1 convertible preferred stock, or Series D-1 preferred. We also delivered cash and 63,064 shares of Series D-2 convertible preferred stock, or Series D-2 preferred, in consideration for the surrender of all of our outstanding Series B-I convertible preferred stock, or Series B-I preferred, and Series B-II convertible preferred stock, or Series B-II preferred. We refer to these transactions as the Series D preferred financing. Each share of Series D-1 preferred and Series D-2 preferred, which we refer to collectively as the Series D preferred, is initially convertible into a number of shares of common stock equal to the stated value of $333.00, divided by a conversion price of $3.33. In addition, we issued warrants to purchase up to 7,267,286 shares of common stock at a purchase price of $3.33 per share, which we refer to as the WD warrants, and exchanged existing warrants to purchase 791,044 shares of common stock for new warrants to purchase 791,044 shares of common stock at a purchase price of $4.08 per share, which we refer to as the WB warrants.

        During September 2003, we used a portion of the proceeds from the Series D preferred financing to repurchase and retire $12.5 million of our 5 1/4% convertible subordinated debentures due June 15, 2005, which we refer to as the convertible debentures. In addition, we also paid $8.2 million to settle our remaining obligation to Accenture.

Summary of Restructuring Accruals

  Fiscal 2003

        In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below our expectations and to general economic uncertainties. In addition, we revised our revenue expectations for the remainder of the fiscal year and beyond, primarily related to our manufacturing / supply chain product line, which has been affected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, cancellation of certain internal capital projects and discontinuation of development and support for certain non-critical products. As a result of the discontinuation of development and support for certain products, coupled with the revised revenue expectations, certain long-lived assets were reviewed and determined to be impaired in accordance with SFAS No. 144. These actions resulted in an aggregate restructuring charge of $55.6 million. In June 2003, we reviewed our estimates to this plan and recorded a $12.5 million increase to the accrual, primarily due to revisions of the facility sub-leasing assumptions, as well as increases to severance and other costs. As of September 30, 2003, there was $16.1 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the three months ended September 30, 2003, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Accrued expenses, June 30, 2003	$13,799	$2,731	$1,580	$18,110
Payments	(269)	(1,183)	(544)	(1,996)

Accrued expenses, September 30, 2003	$13,530	$1,548	$1,036	$16,114

        The Company expects that the remaining obligations will be paid by December 2010.

  Fiscal 2002

        In the fourth quarter of fiscal 2002, we initiated a plan to reduce operating expenses and to restructure operations around our two primary product lines, engineering software and manufacturing/supply chain software. We reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $14.4 million. As of September 30, 2003, there was approximately $5.4 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2003, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2003	$4,206	$1,688	$5,894
Payments	(233)	(283)	(516)

Accrued expenses, September 30, 2003	$3,973	$1,405	$5,378

        We expect that the remaining obligations associated with this plan will be paid by December 2010.

  Fiscal 2001

        In the third quarter of fiscal 2001, the revenues we realized were below expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. At that time, we also reduced our revenue expectations for the fourth quarter of fiscal year 2001 and for the fiscal year 2002. Based on the reduced revenue expectations, management evaluated the business plan and made significant changes, resulting in a restructuring plan for our operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of our e-business focus to emphasize our marketplace solutions. The restructuring plan resulted in a pretax charge totaling $7.0 million. As of September 30, 2003, there was approximately $0.6 million remaining in accrued expenses relating to the restructuring. During the three months ended September 30, 2003, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2003	$740
Payments	(100)

Accrued expenses, September 30, 2003	$640

        We expect that the remaining obligations associated with this plan will be paid by March 2008.

  Fiscal 1999

        In the fourth quarter of fiscal 1999, we undertook certain actions to restructure our business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of our core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. As of September 30, 2003, there was approximately $0.6 million remaining in the accrued expenses relating to the restructuring. During the three months ended September 30, 2003, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2003	$522
Sublease receipts, net of lease payments	50

Accrued expenses, September 30, 2003	$572

        We expect that the remaining obligations associated with this plan will be paid by December 2004.

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

  •
  Revenue recognition for both software licenses and fixed-fee consulting services,

  •
  Impairment of long-lived assets, goodwill and intangible assets,

  •
  Accounting for income taxes, and

  •
  Allowance for doubtful accounts.

Revenue Recognition—Software Licenses

        We recognize software license revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position, or SOP, No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-4 and SOP No. 98-9, as well as the various interpretations and clarifications of those statements. These statements require that four basic criteria must be satisfied before software license revenue can be recognized:

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

Impairment of Long-lived Assets, Goodwill and Intangible Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review the carrying value of long-lived assets when circumstances dictate that they should be reevaluated, based upon the expected future operating cash flows of our business. These future cash flow estimates are based on historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates, and accordingly cause a full impairment of our long-lived assets.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we conduct at least an annual assessment on January 1st of the carrying value of our goodwill assets. We obtain a third-party valuation of the reporting units associated with the goodwill assets, which is based on either estimates of future income from the reporting units or estimates of the market value of the units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates. In addition, the relevancy of recent transactions used to establish market value for our reporting units is based on management's judgment.

        The timing and size of any future impairment charges would involve the application of management's judgment and estimates and could result in the write-off of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $94.8 million as of September 30, 2003.

Accounting for Income Taxes

        As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liabilities together with the assessment of temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Tax assets also result from net operating losses, research and development tax credits and foreign tax credits. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the tax provision in our statement of operations.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could result in a tax provision equal to the carrying value of our deferred tax assets.

Allowance for Doubtful Accounts

        We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables for which collection is doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. In determining these provisions, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts do not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be required for all or substantially all of certain receivable balances.

Results of Operations

        The following table sets forth the percentages of total revenues represented by certain consolidated condensed statement of operations data for the periods indicated:

	Three Months Ended
	September 30, 2003	September 30, 2002
Revenues:
Software licenses	45.5%	38.4%
Service and other	54.5	61.6

Total revenues	100.0	100.0

Expenses:
Cost of software licenses	4.7	4.3
Cost of service and other	32.0	36.3
Selling and marketing	31.0	37.7
Research and development	20.8	23.0
General and administrative	11.3	12.7

Total expenses	99.8	114.0

Income (loss) from operations	0.2	(14.0)
Other income (expense), net	(0.3)	(0.6)
Interest income, net	0.9	0.7

Income (loss) before provision for income taxes	0.8%	(13.9)%

Comparison of the Three Months Ended September 30, 2003 and 2002

Total Revenues

        Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for the three months ended September 30, 2003 decreased to $77.0 million from

$77.3 million in the three months ended September 30, 2002. Total revenues from customers outside the United States were $37.2 million, or 48.3%, of total revenues for the three months ended September 30, 2003, as compared to $40.6 million, or 52.5%, of total revenues for the three months ended September 30, 2002. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 2004, the overall geographical mix of revenues from customers outside the United States is expected to be relatively consistent with the prior fiscal year.

Software License Revenues

        Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. Software license revenues represented 45.5% of total revenues for the three months ended September 30, 2003, as compared to 38.4% in the three months ended September 30, 2002. Revenues from software licenses for the three months ended September 30, 2003 increased 18.3% to $35.1 million from $29.6 million in the three months ended September 30, 2002. This increase was primarily due to greater demand for products from our manufacturing/supply chain product line.

Service and Other Revenues

        Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended September 30, 2003 decreased 11.9% to $42.0 million from $47.6 million in the three months ended September 30, 2002. This decrease is attributable to both the consulting services and post-contract support businesses. Consulting services decreased due to a $1.6 million decline in reimbursable expenses and a general decline in consulting services linked to our manufacturing/supply chain products. The decline in post-contract support is due to the general lower level of license revenues during the two most recent fiscal years.

Cost of Software Licenses

        Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to the delivery of software, including disk duplication and third party software costs, printing of manuals and packaging. Cost of software licenses for the three months ended September 30, 2003 increased 8.5% to $3.6 million from $3.3 million in the three months ended September 30, 2002. Cost of software licenses as a percentage of revenues from software licenses was 10.3% for the three months ended September 30, 2003 as compared to 11.2% for the three months ended September 30, 2002. The percentage decrease was due primarily to certain fixed costs, such as amortization of computer software development costs, being spread over the larger license revenue for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Cost of Service and Other

        Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for the three months ended September 30, 2003 decreased 12.1% to $24.6 million from $28.0 million in the three months ended September 30, 2002. Cost of service and other as a percentage of service and other revenues was 58.7% in the three months ended September 30, 2003 as compared to 58.8% in the three months ended September 30, 2002. This percentage decrease was consistent with the decrease in service and other revenues.

Selling and Marketing Expenses

        Selling and marketing expenses for the three months ended September 30, 2003 decreased 18.1% to $23.9 million from $29.2 million in the three months ended September 30, 2002. As a percentage of total revenues, selling and marketing expenses were 31.0% for the three months ended September 30, 2003, as compared to 37.7% for the three months ended September 30, 2002. The decrease was primarily attributable to the effect of reductions in headcount from the October 2002 restructuring plan.

Research and Development Expenses

        Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct our product development efforts. Capitalized software development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses during the three months ended September 30, 2003 decreased 9.8% to $16.0 million from $17.7 million in the three months ended September 30, 2002. As a percentage of revenues, research and development costs were 20.8% for the three months ended September 30, 2003, as compared to 23.0% for the three months ended September 30, 2002. The decrease in costs was primarily attributable to the effect of reductions in headcount from the October 2002 restructuring plan.

        We capitalized software development costs that amounted to 9.6% of our total research and development costs during the three months ended September 30, 2003, as compared to 19.4% during the three months ended September 30, 2002. This decrease is due to the completion of product development activity related to certain products to be released during the first half of fiscal 2004.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of intangible assets. General and administrative expenses for the three months ended September 30, 2003 decreased 11.0% to $8.7 million from $9.8 million for the three months ended September 30, 2002. This decrease was attributable primarily to the effect of reductions in headcount from the October 2002 restructuring plan and a lower level of amortization. The reduced amortization reflected the lower level of other intangible assets due to the effect of the impairments recorded in December 2002.

        Amortization of other intangible assets totaled $1.9 million and $2.7 million, which represented 22.0% and 28.0% of total general and administrative expenses, for the three months ended September 30, 2003 and 2002, respectively.

Interest Income

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

        We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any one year is the result of the implicit interest rate established by us on installment contracts and the size of the contract portfolio. Interest income was $2.1 million for both the three months ended September 30, 2003 and 2002.

Interest Expense

        Interest expense is generated from interest charged on our convertible debentures, notes payable and capital lease obligations. Interest expense was $1.4 million for the three months ended September 30, 2003 and $1.5 million for the three months ended September 30, 2002.

Tax Rate

        The effective tax rate used for the three months ended September 30, 2003 was approximately 30% of pretax income (loss). We did not record an income tax provision or benefit for the three months ended September 30, 2002, as we provided a full valuation against the tax loss carryforwards that were generated during the period.

Liquidity and Capital Resources

        During the three months ended September 30, 2003, operating activities provided $14.9 million of cash primarily due to decreases to accounts receivable, installments receivable, and prepaid expenses, partially offset by a decrease in accounts payable and accrued expenses and deferred revenue. Investing activities used $2.0 million of cash primarily as a result of the increase in computer software development costs. Financing activities provided $36.7 million of cash primarily due to the proceeds from the Series D preferred financing, partially offset by pay-off of amounts owed to Accenture and repurchase and retirement of $12.5 million of convertible subordinated debentures.

        Historically, we have financed our operations principally through cash generated from public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, operating activities, and the sale of installment contracts to third parties.

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

        We intend to use $45.0 million in proceeds from the sale of our Series D preferred to repay a portion of the convertible debentures at or prior to maturity. We cannot use those proceeds for any other purpose without the consent of the holders of the Series D-1 preferred. We may also attempt to increase the sale of our installment contracts and use these proceeds from such sales to fund additional repurchases of our convertible debentures at or prior to maturity. In September 2003, we repurchased and retired a face value of $12.5 million of these convertible debentures.

        Historically, we have had arrangements to sell long-term installments receivable to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. These contracts represent amounts due over the life of existing term licenses. During the three months ended September 30, 2003 and 2002, we sold $16.9 million and $8.5 million of installments receivable, respectively. As of September 30, 2003 there was approximately $70 million in additional availability under the arrangements. We expect to continue to have the ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. At September 30, 2003 we had a partial recourse obligation that was within the range of $4.3 million to $6.8 million. We may in the future establish new arrangements to sell additional installment contracts to other financial institutions and increase our cash position.

        We are party to a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (4.00% at September 30, 2003) plus 1/2%, which may be reduced to the bank's prime rate upon the achievement of two consecutive quarters of net income. We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of September 30, 2003, there were $8.7 million in letters of credit outstanding under the line of credit and $16.3 million available for future borrowing. The loan arrangement expires in January 2005.

        As of September 30, 2003, we had cash and cash-equivalents totaling $101.6 million. Our commitments as of September 30, 2003 consisted primarily of the maturity of the convertible debentures, royalty committments owed to Accenture, capital lease obligations, and leases on our headquarters and other facilities. Other than these, there were no other material commitments for capital or other expenditures. Our obligations related to these items at September 30, 2003 were as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter
Non-cancelable operating leases	$12,560	$14,411	$12,526	$11,956	$10,887	$34,808
Non-cancelable capital leases and debt obligations	2,887	1,597	1,039	224	183	618
Accenture royalty commitment	2,700	3,820	—	—	—	—
Maturity of convertible debentures	—	73,715	—	—	—	—

Total commitments	$18,147	$93,543	$13,565	$12,179	$11,071	$35,426

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

  •
  The cost of defending a proceeding of this nature and length, including any appeals, will be substantial and could reduce our cash flow. As of September 30, 2003, we had accrued $13 million to cover the cost of (1) professional service fees associated with our cooperation in the FTC's investigation since its commencement on June 7, 2002, and (2) all estimated future professional services fees relating to the initial administrative proceeding and any subsequent appeals. If these estimates are insufficient to cover all future costs relating to the proceeding, we may need to accrue additional amounts, which may have a material adverse effect on our results of operations.

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

        Our markets are highly competitive. Our engineering software competes with products of businesses such as Simulation Sciences, a division of Invensys, Shell Global Solutions, ABB, MDC Technology, Aveva Group plc (formerly Cadcentre), WinSim, Inc. (formerly ChemShare) Chemstations, Inc., and Process Systems Enterprise Ltd. As we expand our engineering solutions into the collaborative Process Lifecycle Management, or PLM, market and the Enterprise Operations Management, or EOM, market we may see competition from companies that we have not typically competed against in the past or competition from companies in areas where we have not competed in the past, such as Agile, PTC, SAP, Honeywell, ABB, Invensys, Siemens and EDS. Our manufacturing/supply chain software competes with products of companies such as Honeywell, Invensys, ABB, Rockwell, i2 Technologies, Manugistics and certain components of SAP's supply chain offering. We also face competition in all three areas from large companies in the process industries that have developed their own proprietary software solutions.

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

        We regard our software as proprietary and rely on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect our proprietary rights. We have registered or have applied to register several of our significant trademarks in the United States and in certain other countries. We generally enter into non-disclosure agreements with our employees and customers, and historically have restricted access to our software products' source codes, which we regard as proprietary information. In a few cases, we have provided copies of the source code for some of our products to customers solely for the purpose of special product customization and have deposited copies of the source code for some of our products in third-

party escrow accounts as security for ongoing service and license obligations. In these cases, we rely on non-disclosure and other contractual provisions to protect our proprietary rights.

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

        On August 14, 2003, we issued and sold 300,300 shares of Series D-1 preferred. We also delivered cash and 63,064 shares of Series D-2 preferred in consideration for the surrender of all of our outstanding Series B-I preferred and Series B-II preferred. Each share of Series D preferred is initially convertible into a number of shares of common stock equal to the stated value of $333.00, divided by a conversion price of $3.33. In addition, we issued the WD warrants to purchase up to 7,267,286 shares of common stock at a purchase price of $3.33 per share, and exchanged existing warrants to purchase 791,044 shares of common stock for the WB warrants to purchase 791,044 shares of common stock at a purchase price of $4.08 per share. As a result of the Series D preferred financing, the warrants to purchase common stock which we issued as part of our common stock financing in May 2002, which we refer to as the May 2002 warrants, have become exercisable to purchase 1,152,665 shares of common stock at an exercise price of $9.76 per share.

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

  •
  We have granted the holders of the Series D preferred preemptive rights under an investor rights agreement. Under that agreement, each holder of Series D preferred generally has a right to purchase its pro rata portion of certain future issuances of our equity securities until such time that the initial holders of Series D preferred or their permitted transferees, in the aggregate, hold less than 10% of the Series D preferred issued in the Series D preferred financing.

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

In addition, the issuance of the Series D preferred constituted a change in corporate control under our current stock incentive plans. As a result of the change in corporate control, each outstanding option as of the closing (other than certain options held by executive officers) became fully exercisable. Immediately following the closing of the Series D preferred financing, there were outstanding options to acquire approximately 8,356,882 shares of common stock that were fully vested. Approximately 38.2% of these options had exercise prices less than $10.00. These options, if exercised, will result in further dilution to holders of common stock.

Our redemption obligations under our convertible debentures or the repurchase of our convertible debentures in the open market could have a material adverse effect on our financial condition.

        In June 1998, we completed a convertible debt offering of $86,250,000 of the convertible debentures. In September 2003, we repurchased and retired $12,535,000 in face value of the convertible debentures. We have set aside $45,000,000 of the Series D preferred financing proceeds we received in August 2003 to redeem or repurchase, at or prior to maturity, a portion of the convertible debentures. Even assuming we redeem $45,000,000 of our convertible debentures, we will still have $41,250,000 in convertible debentures due in June 2005. We may be required to dedicate a substantial portion of our cash flows from operations, including from the sale of receivables, to repay the principal and interest on the full amount of these convertible debentures. We may choose to repurchase a portion of the convertible debentures in the open market, subject to compliance with applicable laws and approval of our board of directors. However, we cannot guarantee that we will be able to effect these repurchases at favorable prices. Our repurchase of convertible debentures will reduce the cash we have available to fund operations, research and product development, capital expenditures and other general corporate purposes. In addition, we have incurred net losses in the past and may incur losses in the future that may impair our ability to generate the cash required to meet our obligations under the convertible debentures. If we cannot generate sufficient cash to meet these obligations, we may be required to incur additional indebtedness or raise additional capital which may negatively impact our stockholders.

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

        An important part of our cash management program is the sale of receivables. Historically, we have had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. These contracts represent amounts due over the life of existing term licenses. During the three months ended September 30, 2003, installments receivable decreased by $4.9 million to $103.2 million. We sold $16.9 million of installments receivable to General Electric Credit Corporation and Fleet Business Credit Corporation during the three months ended September 30, 2003. Our ability to continue these arrangements or replace them with similar arrangements is important to maintain adequate funding.

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

        As of November 11, 2003, the Series D preferred shares (as converted to common stock) represented 43.4% of our outstanding common stock and the WD warrants were exercisable for a number of shares representing 8.7% of our outstanding common stock (ignoring certain limitations on the ability to covert such shares or exercise such warrants). As a result, these stockholders, if acting together, would have the ability to delay or prevent a change in control of AspenTech that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

  •
  any amendment of our certificate of incorporation or bylaws;

  •
  the approval of some mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

  •
  the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

        We have set aside $45,000,000 of the net proceeds of the Series D preferred financing to repay a portion of the convertible debentures at or prior to maturity. If the board of directors were to determine that it was in our best interests to use all or a portion of those funds for another purpose, we would be unable to do so without the consent of the holders of our Series D-1 preferred shares. In addition, the holders of our Series D-1 preferred shares currently have the right to elect four of our nine board members and thereby may be able to exert substantial influence over matters submitted for board approval.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Information relating to quantitative and qualitative disclosure about market risk is set forth in notes [2 and 3] under the caption "Notes to Consolidated Condensed Financial Statements," and below under the captions "Investment Portfolio" and "Foreign Exchange Hedging."

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

        Principal (Notional) Amounts by Expected Maturity in U.S. Dollars ($, in thousands)

	Fair Value at 9/30/2003	FY2004
Cash Equivalents	$101,591	$101,591
Weighted Average Interest Rate	0.91%	0.91%
Investments	$—	$—
Weighted Average Interest Rate	—%	—%
Total Portfolio	$101,591	$101,591
Weighted Average Interest Rate	0.91%	0.91%

Impact of Foreign Currency Rate Changes

        During the first three months of fiscal 2004, the U.S. dollar generally remained stable as compared to the Asia/Pacific, European and Canadian currencies. The translation of our intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts and installment receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

        We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $11.3 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Euro and South African currencies, which represented underlying customer accounts receivable transactions at September 30, 2003. At September 30, 2003 and 2002, the foreign exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and losses related to these instruments for the three months ended September 30, 2003 and 2002 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

        The following table provides information about our foreign exchange forward contracts at September 30, 2003. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at September 30, 2003.

        Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

Currency	Average Contract Rate	Forward Amount in U.S. Dollars (in thousands)	Contract Origination Date	Contract Maturity Date
Euro	1.10	$6,704	Various: Apr 02—Sep 03	Various: Oct 03—May 04
Japanese Yen	119.90	2,865	Various: Oct 01—Sep 03	Various: Oct 03—Jul 05
British Pound Sterling	0.66	1,405	Various: Oct 01—Sep 03	Various: Oct 03—Jul 04
Swiss Franc	1.44	243	Various: Oct 02—Dec 03	Various: Oct 03—Mar 04
South African Rand	7.23	73	Sep 03	Nov 03

Total	$11,290

Item 4. Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to AspenTech is made known to the our chief executive officer and chief financial officer by others within AspenTech, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by AspenTech in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

        On August 14, 2003, we issued and sold 300,300 shares of Series D-1 preferred. We also delivered cash and 63,064 shares of Series D-2 preferred, in consideration for the surrender of all of our outstanding Series B preferred. In addition, we issued the WD warrants to purchase up to 7,267,286 shares of common stock and exchanged existing warrants to purchase 791,044 shares of common stock for the WB warrants to purchase 791,044 shares of common stock. The Series D preferred, together with the WD warrants and WB warrants, were issued in a private placement to several investment partnerships managed by Advent International Corporation, or the Advent investors, and to holders of Series B preferred.

        On June 1, 2003, we entered into a securities purchase agreement, or the purchase agreement, providing for the private placement of shares of the Series D preferred. Pursuant to the purchase agreement, on August 14, 2003 we issued:

  •
  300,300 shares of Series D-1 preferred to the Advent investors for a purchase price of $333.00 per share, or $99,999,900 in total;

  •
  63,064 shares of Series D-2 preferred to the holders of Series B preferred in exchange for 16,918 outstanding shares of Series B-I convertible preferred stock and 7,788 outstanding shares of Series B-II convertible preferred stock; and

  •
  WD warrants to the Advent investors and the holders of Series B preferred to purchase up to 7,267,286 shares of common stock.

        Also on June 1, 2003, we entered into a repurchase and exchange agreement, or the exchange agreement, with the holders of Series B preferred. Pursuant to the terms of the exchange agreement, on August 14, 2003 we:

  •
  repurchased 23,082 outstanding shares of Series B-I convertible preferred stock and 12,212 outstanding shares of Series B-II convertible preferred stock, which constituted all of the outstanding shares of Series B preferred not proposed to be exchanged for Series D-2 preferred, for $29,999,900 in cash; and

  •
  issued WB warrants to the holders of Series B preferred to purchase 791,044 shares of common stock in exchange for outstanding warrants currently held by such holders exercisable to purchase the same number of shares of common stock but having other terms, including exercise price and antidilution protection, differing materially from the WB warrants.

        Net proceeds from the issuance of the Series D-1 preferred stock to the Advent investors, after the payment of $29,999,900 to the Series B preferred holders and expenses associated with the financing, were $59,341,197. As required by the terms of the purchase agreement, we set aside $45,000,000 of the net proceeds to repay a portion of the convertible debentures at our prior to maturity or for such other purposes as may be agreed between us and the Advent investors. We intend to the use the remainder of the net proceeds for working capital.

        The issuance and sale of the Series D preferred and warrants were exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder, as there were fewer than 35 purchasers of these securities and each purchaser was an accredited investor as defined in Rule 501 of Regulation D.

        A description of the rights and terms of the Series D preferred follows:

        General Voting Rights.    Except as described below under "Voting for Directors" or as otherwise provided by law, each holder of Series D preferred is entitled to vote on all matters to be voted upon by stockholders and is entitled to a number of votes equal to the number of shares of common stock into which such holder's shares of Series D preferred are convertible as of the record date for such vote. Our charter also provides that the approval of the holders of a majority of the outstanding shares of Series D-1 preferred and the holders of a majority of the outstanding shares of Series D-2 preferred, each voting separately as a class, is required to approve certain corporate actions, including any amendment of our charter or by-laws that is inconsistent with the certificate of designations of the Series D preferred or that adversely affects the holders of Series D preferred and any authorization of a class of capital stock ranking senior to, or on parity with, the Series D preferred. In addition, the approval of the holders of a majority of the outstanding shares of Series D-1 preferred, voting separately as a class, is required to approve certain redemptions or repurchases of capital stock, acquisitions of capital stock or assets from other entities and the incurrence of certain amounts of debt for borrowed money by us. Except as otherwise provided by Delaware law, the holders of Series D preferred vote with the holders of common stock as a single class on all other matters to be voted upon by stockholders.

        Voting for Directors.    Holders of Series D-1 preferred, exclusively and as a single class, are entitled to elect a number of directors determined by a formula set forth in our charter that is calculated as a ratio of the voting power of the Series D-1 preferred to the total voting power of all of our voting stock. The formula generally provides that the number of directors the holders of Series D-1 preferred is entitled to designate to the board of directors is equal to the product (rounded to the nearest whole number) of:

  •
  the total number of directorships (whether filled or vacant); and

  •
  a fraction, the numerator of which is the total number of votes accruing to holders of Series D-1 preferred (equal to the number of shares of common stock into which the Series D-1 preferred is convertible as of the relevant record date, subject to certain limitations set forth in the certificate of designations), and the denominator of which generally is the number of shares of outstanding voting stock.

        Holders of Series D-2 preferred do not have a separate class right to elect any directors, but instead vote for the election of directors on an as-converted or economic equivalent basis with holders of common stock.

        Dividends.    Each share of Series D preferred is entitled to a cumulative dividend of 8% of the stated value per share of such Series D preferred per year, payable at the discretion of the board of directors. Accumulated dividends, when and if declared by the board, could be paid in cash or, subject to specified conditions, common stock. If we elect to pay dividends in shares of common stock, we will issue a number of shares of common stock equal to the quotient obtained by dividing the dividend payment by the volume weighted average of the sale prices of the common stock on the Nasdaq National Market for 20 consecutive trading days, ending on the fourth trading day prior to the required dividend payment date.

        Our ability to elect to pay dividends on the Series D preferred in shares of common stock is subject to certain conditions, including:

  •
  we must provide appropriate notice to the holders of Series D preferred of our election to pay the dividend in shares of common stock;

  •
  the common stock must be listed on the Nasdaq National Market or another market or stock exchange specified in the purchase agreement, without interruption, between the date on which we provide the notice described above and the date on which certificates representing the shares of common stock being issued in payment of the dividend are delivered to the holders of Series D preferred;

  •
  as of the delivery date of the certificates representing the common stock dividend, we have not received any written notice or warning from the Nasdaq National Market or another market or stock exchange with respect to the potential delisting of the common stock;

  •
  the shares of common stock issued in payment of the dividend are registered pursuant to an effective registration statement filed under the Securities Act or such shares may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act; and

  •
  neither we nor any of our material subsidiaries (1) has commenced (or has had commenced against it) a case under any bankruptcy, dissolution, liquidation or similar law, (2) has been adjudicated to be insolvent, (3) has made a general assignment for the benefit of creditors or (4) fails to pay, or stated in writing that it is unable to pay, its debts generally as they become due.

        Conversion.    Each share of Series D preferred is convertible at any time at the option of the holder into a number of shares of common stock equal to its stated value divided by the then-effective conversion price of the Series D preferred. The stated value of the Series D shares is subject to adjustment in the event of any stock dividend, stock split, reverse stock split, combination, split up, recapitalization and like occurrence affecting such shares. The conversion price of the Series D preferred is subject to adjustment if certain events occur. The Series D preferred has antidilution protection that adjusts the conversion price downwards using a weighted-average calculation in the event we issue certain additional securities at a price per share less than the Series D conversion price then in effect.

        The number of shares of common stock that may be acquired upon conversion of the Series D-2 preferred is limited to the extent necessary to ensure that, following such conversion, the common stock beneficially owned by a holder and its affiliates, and any other person that might be aggregated with such holder under Rule 13(d) of the Securities Exchange Act of 1934, does not exceed 4.999% of the outstanding common stock, including common stock issuable upon conversion of the Series D-2 preferred. A holder of Series D-2 preferred may, upon 61 days' written notice to us, waive this 4.999% conversion limitation or increase or decrease the percent at which such limitation is triggered with respect to such holder.

        Redemption.    We will be entitled to redeem the Series D preferred for $416.25 per share, plus any accumulated but unpaid dividends, at any time on or after August 14, 2006 if, among other things, the daily volume-weighted average trading price of the common stock on the Nasdaq National Market exceeds $7.60 per share (subject to appropriate adjustment) on each trading day for 45 consecutive trading days. In lieu of mandatory redemption at our option, holders of the Series D-1 preferred could elect to convert their Series D-1 preferred into common stock as described above under "Conversion," rather than having them redeemed.

        At the request of holders holding a majority of the outstanding Series D-1 preferred on or after August 14, 2009 but prior to August 14, 2010, we will be required to redeem up to 50% of the shares of Series D-1 preferred in cash at a price per share equal to $333.00 plus accumulated but unpaid dividends. After August 14, 2010, such holders may require us to redeem all of their shares at such price per share. At the request of holders holding Series D-2 preferred with a stated value in excess of $3,000,000 on or after August 14, 2009, we will be required to redeem up to 50% of the Series D-2 preferred in cash at a price per share equal to $333.00 plus accumulated but unpaid dividends. After August 14, 2010, such holders may require us to redeem all of their shares at such price per share.

        Liquidation.    Upon liquidation, dissolution or winding up, the holders of Series D preferred are entitled to be paid a liquidation preference out of assets legally available for distribution to the stockholders before any payment may be made to the holders of common stock or any other holders of preferred stock. The liquidation preference is equal to the greater of (1) the stated value of the Series D preferred plus any accumulated but unpaid dividends, and (2) the amount such holders would be entitled to if the Series D preferred was converted into common stock immediately prior to the liquidation. Mergers and certain other similar transactions may be deemed to be liquidation events for these purposes.

        Preemptive Rights.    Our charter provides that the Series D preferred shall have the preemptive rights specified in an investor rights agreement we entered into with the holders of the Series D preferred on August 14, 2003. Under that agreement, each holder of Series D preferred generally has a right to purchase its pro rata portion of certain future issuances of our equity securities until such time that the initial holders of Series D preferred or their permitted transferees, in the aggregate, hold less than 10% of the Series D preferred issued in the Series D financing. These preemptive rights do not apply to, among other things, stock issued solely as consideration for mergers and acquisitions, in payment of dividends, in strategic transactions, under employee stock option and purchase plans, and in firm commitment underwritings.

        A description of the terms of the WD and WB Warrants follows:

        WB Warrants.    The WB warrants may be exercised to acquire up to 791,044 shares of common stock at an initial exercise price of $4.08 per share (both subject to appropriate adjustment if a reverse split is effected). The number of shares is further subject to adjustment in the event of stock splits, recapitalizations, reorganizations and, in certain circumstances, is subject to a weighted-average antidilution adjustment if we issue equity securities (or debt securities convertible into equity securities) at a price per share less than the exercise price then in effect. The WB warrants are exercisable for cash or, at any time at which the underlying shares of common stock are not registered under the Securities Act, through a "cashless exercise" feature. The WB warrants are exercisable immediately and have a term of approximately three and one-half years.

        Upon certain fundamental transactions, such as a merger or consolidation, the sale of all or substantially all of our assets or the reclassification of the common stock, each holder of WB warrants has the right to receive the same amount and kind of securities, cash or property upon exercise as it would have been entitled to receive had it been the owner of the shares of common stock underlying the WB warrant at the time of such transaction. A holder of WB warrants may also require that any successor or surviving entity of AspenTech issue it a new warrant, on terms similar to those of the WB warrants. If such a transaction results in holders of common stock receiving consideration other than freely tradeable securities of a public reporting company, then, at the request of any holder of WB warrants, we (or any successor or surviving entity of AspenTech) will be required to purchase the holder's WB warrant for a cash purchase price equal to the value of the remaining unexercised portion of the WB warrant. In the event of such a repurchase, the value of the remaining unexercised portion of the WB warrant will be determined by use of the Black and Scholes Option Pricing Model.

        WD Warrants.    The WD warrants may be exercised to acquire up to 7,267,286 shares of common stock at an initial exercise price of $3.33 per share (both subject to appropriate adjustment if a reverse split is effected). The number of shares is further subject to adjustment in the event of stock splits, recapitalizations, reorganizations and, in certain circumstances, is subject to a weighted-average antidilution adjustment if we issue equity securities (or debt securities convertible into equity securities) at a price per share less than the exercise price then in effect. The WD warrants are exercisable for cash or, at any time at which the underlying shares of common stock are not registered under the Securities Act, through a "cashless exercise" feature. The WD warrants are exercisable immediately and have a term of seven years.

        Upon certain fundamental transactions, such as a merger or consolidation, the sale of all or substantially all of our assets or the reclassification of the common stock, each holder of WD warrants has the right to receive the same amount and kind of securities, cash or property upon exercise as it would have been entitled to receive had it been the owner of the shares of common stock underlying the WD warrant at the time of such transaction.

Item 4. Submission of Matters to a Vote of Securities Holders

        See the information set forth in Part I, Item 4 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

(b)
Reports on Form 8-K

        On July 11, 2003, we filed a current report on Form 8-K with respect to the proposed Series D preferred financing and our executive compensation for the fiscal year ended June 30, 2003.

        On August 7, 2003, we filed a current report on Form 8-K, furnishing under Item 12 our press release announcing financial results for the fiscal quarter ended June 30, 2003.

        On August 22, 2003, we filed a current report on Form 8-K with respect to the issuance of the Series D preferred and related warrants and the amendment of our description of capital stock.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: November 14, 2003	By:	/s/ DAVID L. MCQUILLIN David L. McQuillin President and Chief Executive Officer
Date: November 14, 2003	By:	/s/ CHARLES F. KANE Charles F. Kane Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of Aspen Technology, Inc., as amended.
4.10(1)	Form of WD Common Stock Purchase Warrant of Aspen Technology, Inc. dated as of August 14, 2003.
4.11(1)	Form of WB Common Stock Purchase Warrant of Aspen Technology, Inc. dated as of August 14, 2003.
10.31(1)	Investor Rights Agreement dated as of August 14, 2003 by and among Aspen Technology, Inc. and the Stockholders Named therein.
10.32(1)	Management Rights Letter dated as of August 14, 2003 by and among Aspen Technology, Inc. and the entities named therein.
10.59	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and David L. McQuillin.
10.60	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Wayne Sim.
10.61	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.62	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and C. Steve Pringle.
10.63	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.64	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated August 21, 2003 (filed on August 22, 2003), and incorporated herein by reference.