Form 10-Q
period 2003-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2004-02-17
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of February 11, 2004, there were 41,035,630 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2003	June 30, 2003
	(Unaudited and in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$124,941	$51,567
Accounts receivable, net	64,574	77,725
Unbilled services	16,389	15,279
Current portion of long-term installments receivable, net	15,201	34,720
Deferred tax asset	2,929	2,929
Prepaid expenses and other current assets	8,930	11,581
Total current assets	232,964	193,801
Long-term installments receivable, net	69,347	73,377
Property and leasehold improvements, at cost	126,290	128,016
Accumulated depreciation and amortization	(100,450)	(96,858)
	25,840	31,158
Computer software development costs, net	18,411	17,728
Purchased intellectual property, net	1,578	1,861
Other intangible assets, net	23,233	26,946
Goodwill, net	14,725	14,333
Deferred tax asset	13,831	13,831
Other assets	4,233	5,445
	$404,162	$378,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,427	$3,849
Amount owed to Accenture	—	8,162
Accounts payable and accrued expenses	67,957	82,094
Unearned revenue	21,577	20,492
Deferred revenue	35,287	37,266
Total current liabilities	127,248	151,863
Long-term debt and obligations, less current maturities	2,735	3,661
5 1/4% Convertible subordinated debentures	73,715	86,250
Deferred revenue, less current portion	7,741	9,815
Deferred tax liability	13,391	13,258
Other liabilities	11,032	16,009
Redeemable Preferred Stock
Outstanding—363,364 shares of Series D as of December 31,2003 and 60,000 shares of Series B as of June 30, 2003	99,903	57,537
Stockholders’ equity:
Common stock
Outstanding—40,484,511 as of December 31, 2003 and 39,045,804 as of June 30, 2003	4,072	3,929
Additional paid-in capital	335,439	315,726
Accumulated deficit	(272,747)	(277,610)
Accumulated other comprehensive gain (loss)	2,146	(1,445)
Treasury stock, at cost	(513)	(513)
Total stockholders’ equity	68,397	40,087
	$404,162	$378,480

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(Unaudited and in thousands, except for per share data)

Software licenses	$37,759	$36,781	$72,822	$66,427
Service and other	42,661	46,192	84,612	93,796
Total revenues	80,420	82,973	157,434	160,223
Cost of software licenses	4,315	3,511	7,932	6,846
Cost of service and other	24,246	26,823	48,878	54,831
Selling and marketing	23,589	27,031	47,463	56,185
Research and development	14,294	15,997	30,300	33,742
General and administrative	8,167	8,923	16,907	18,744
Goodwill impairment charge	—	74,715	—	74,715
Restructuring and other charges	2,000	60,529	2,000	60,529
Total costs and expenses	76,611	217,529	153,480	305,592
Income (loss) from operations	3,809	(134,556)	3,954	(145,369)
Other income (expense), net	523	(313)	295	(814)
Interest income, net	895	268	1,617	849
Income (loss) before provision for income taxes	5,227	(134,601)	5,866	(145,334)
Provision for income taxes	1,315	—	1,503	—
Net income (loss)	3,912	(134,601)	4,363	(145,334)
Accretion of preferred stock discount and dividend	(3,352)	(2,287)	500	(4,521)
Net income (loss) applicable to common shareholders	$560	$(136,888)	$4,863	$(149,855)
Basic net income (loss) per share applicable to common shareholders	$0.01	$(3.59)	$0.12	$(3.93)
Diluted net income (loss) per share applicable to common shareholders	$0.01	$(3.59)	$0.10	$(3.93)

Weighted average shares outstanding—Basic	40,175	38,128	39,967	38,092
Weighted average shares outstanding—Diluted	50,315	38,128	46,337	38,092

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,363	$(145,334)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,862	14,258
Gain on sale of property	(170)	—
Goodwill impairment charge	—	74,715
Asset impairments and write-offs under the restructuring and other charges	—	38,732
Research and development costs subject to common stock settlement	—	564
Deferred income taxes	302	509
Decrease in accounts receivable	14,940	19,484
(Increase) decrease in unbilled services	(983)	9,713
Decrease in installments receivable	26,324	2,279
Decrease (increase) in prepaid expenses and other current assets	4,577	(1,952)
Decrease in accounts payable and accrued expenses	(16,002)	(1,805)
Increase (decrease) in unearned revenue	536	(3,721)
Decrease in deferred revenue	(4,563)	3,689
(Decrease) increase in other liabilities	(4,977)	407
Net cash provided by operating activities	38,209	11,538
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(1,246)	(2,901)
Proceeds from sale of land	1,096	—
Sale of investment securities	—	15,489
Decrease in other long-term assets	1,064	694
Increase in computer software development costs	(3,208)	(4,055)
Cash used in the purchase of a business, net of cash acquired	(200)	—
Net cash (used in) provided by investing activities	(2,494)	9,227
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Series D redeemable convertible preferred stock	89,341	—
Retirement of Series B redeemable convertible preferred stock	(30,000)	—
Payment of Series B redeemable convertible preferred stock dividend	(296)	—
Issuance of common stock under employee stock purchase plans	1,636	2,219
Exercise of stock options	2,041	81
Payment of amount owed to Accenture	(10,068)	(3,100)
Payments of long-term debt and capital lease obligations	(15,581)	(3,245)
Net cash provided by (used in) financing activities	37,073	(4,045)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	586	319
INCREASE IN CASH AND CASH EQUIVALENTS	73,374	17,039
CASH AND CASH EQUIVALENTS, beginning of period	51,567	33,571
CASH AND CASH EQUIVALENTS, end of period	$124,941	$50,610

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Condensed and Consolidated Financial Statements

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these unaudited interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2003, which are contained in the Annual Report on 10-K of Aspen Technology, Inc. (the Company), as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of June 30, 2003 has been derived from the consolidated financial statements that have been audited by the Company’s independent auditor. The results of operations for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2. Sale of Installments Receivable

Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments primarily over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rates utilized for the three and six months ended December 31, 2003 and 2002 were within the range of 7.0% to 7.5%.

The Company has arrangements to sell certain of its installments receivable to two financial institutions. The Company sold, with limited recourse, certain of its installment contracts for aggregate proceeds of approximately $16.8 million and $33.7 million during the three and six months ended December 31, 2003, respectively, and $24.1 million and $32.6 million during the three and six months ended December 31, 2002, respectively. The financial institutions have certain recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company’s contracts with the financial institutions. Collections of these receivables reduce the Company’s recourse obligations, as defined. Generally, no gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company and the financial institutions.

At December 31, 2003, there was approximately $37 million of additional availability under the arrangements. The Company expects that there will be continued ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. The Company’s potential recourse obligation related to these contracts is within the range of $3.6 million to $6.9 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

In December 2003, the Company executed a Non-Recourse Receivables Purchase Agreement with Silicon Valley Bank, pursuant to which the Company has the ability to sell receivables to the bank through January 1, 2005.  Under this agreement, the total outstanding balance of sold receivables may not exceed $30 million at any one time.  The Company has agreed to act as the bank’s agent for collection of the sold receivables.  During the three and six months ended December 31, 2003, the Company sold receivables for aggregate proceeds of $18.1 million under this agreement, and as of December 31, 2003 there was $11.4 million in remaining availability.

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

Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company’s installments receivable that are denominated in currencies other than the U.S. dollar, primarily the Euro, the Japanese Yen and the British Pound Sterling. These foreign exchange contracts are entered into to hedge recorded installments receivable made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies.

In addition, in May 2002, as part of the acquisition of Hyprotech, the Company initiated loans with two foreign subsidiaries. The two loans, denominated in British pounds and Canadian dollars, were intended to be a natural hedge against foreign currency risk associated with installment receivable contracts acquired with Hyprotech that were denominated in a currency other than their functional currency.   One of these loans was repaid in December 2003.

At December 31, 2003, the Company had effectively hedged $7.1 million of installments receivable and accounts receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than to hedge foreign currency risk. The gross value of the long-term installments receivable that were denominated in foreign currency was $21.8 million and $25.0 million at December 31, 2003 and 2002, respectively. The installments receivable held as of December 2003 mature at various times through April 2009. There have been no material net gains or losses recorded relating to hedge contracts for the periods presented.

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain accounts and installments receivable and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. During the three and six months ended December 31, 2003 and 2002 the net gain recognized in the consolidated statements of operations was not material. A small portion of the forward foreign currency exchange contract is designated to hedge the future interest income of the related receivables. The ineffective portion of a derivative’s change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge. During the three and six months ended December 31, 2003 and 2002, net loss deferred in other comprehensive income was not material.

The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of December 31, 2003. The information is provided in U.S. dollar amounts (in thousands), as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates:

	Notional Amount	Estimated Fair Value*	Average Contract Rate

Japanese Yen	$3,323	$3,356	108.64
Euro	1,880	2,051	0.86
British Pound Sterling	1,194	1,295	0.62
Canadian Dollar	435	444	1.33
Swiss Franc	253	281	1.39
	$7,085	$7,427

*                                         The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of December 31, 2003. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company’s banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

4. Stock-Based Compensation Plans

The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs. The Company accounts for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has elected the disclosure-only alternative under SFAS No. 123, as amended by SFAS No. 148. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period.

Had compensation cost for the Company’s stock plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company’s net income (loss) attributable to common shareholders, and net income (loss) attributable to common shareholders per share would have been as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net income (loss) attributable to common shareholders (in thousands)—
As reported	$560	$(136,888)	$4,863	$(149,855)
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	2,098	4,288	11,435	8,854
Pro forma	$(1,538)	$(141,176)	$(6,572)	$(158,709)

Net income (loss) attributable to common shareholders per share—Basic
As reported	$0.01	$(3.59)	$0.12	$(3.93)
Pro forma	(0.04)	(3.70)	(0.16)	(4.17)

Net income (loss) attributable to common shareholders per share—Diluted
As reported	$0.01	$(3.59)	$0.10	$(3.93)
Pro forma	(0.04)	(3.70)	(0.16)	(4.17)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Risk free interest rates	3.27%	2.78%	3.27 – 3.37%	2.78 – 4.15%
Expected dividend yield	None	None	None	None
Expected life	5 Years	5 Years	5 Years	5 Years
Expected volatility	99%	125%	99% - 125%	125%
Weighted average fair value per option	$6.84	$2.06	$2.87	$2.36

5. Net Income (Loss) Per Common Share

Basic earnings per share was determined by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income (loss) attributable to common shareholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options and warrants, based on the treasury stock method, convertible debentures and preferred stock, based on the if-converted method, and other commitments to be settled in common stock. The calculations of basic and diluted net income (loss) attributable to common shareholders per share and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net income (loss) applicable to common shareholders	$560	$(136,888)	$4,863	$(149,855)

Basic weighted average common shares outstanding	40,175	38,128	39,967	38,092
Common stock equivalents	10,140	—	6,370	—
Diluted weighted average shares outstanding	50,315	38,128	46,337	38,092

Basic net income (loss) per share applicable to common shareholders	$0.01	$(3.59)	$0.12	$(3.93)

Diluted net income (loss) per share applicable to common shareholders	$0.01	$(3.59)	$0.10	$(3.93)

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	As of December 31,
	2003	2002

Convertible preferred stock	36,336	3,135
Options and warrants	6,366	8,721
Convertible debt	1,392	1,628
Obligation subject to common stock settlement	—	1,500
Preferred stock dividend, to be settled in common stock	—	379
Total	44,094	15,363

6. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three and six months ended December 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net income (loss)	$3,912	$(134,601)	$4,363	$(145,334)
Unrealized gain (loss) on investments	—	(51)	—	(5)
Foreign currency adjustment	2,056	553	3,591	2,314
Comprehensive income (loss)	$5,968	$(134,099)	$7,954	$(143,025)

7. Restructuring and Other Charges

(a) Q2 FY04

In December 2003, as part of the recurring analysis of the adequacy of the Company’s reserves, management determined that an additional accrual of $2.0 million related to the ongoing FTC matter was required.  This determination was based on current estimates of future time and effort required to bring the matter to resolution.

(b) Q2 FY03

In October 2002, management initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, management revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which had been affected the most by the economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, cancellation of certain internal capital projects and discontinuation of development and support for certain non-critical products. As a result of the discontinuation of development and support for certain products, coupled with the revised revenue expectations, certain long-lived assets were reviewed and determined to be impaired in accordance with SFAS No. 144. These actions resulted in an aggregate restructuring charge of $55.6 million, recorded during the three months ended December 31, 2002. In June 2003 the Company reviewed its estimates to this plan and recorded a $12.5 million increase to the accrual, primarily due to revisions of the facility sub-lease assumptions, as well as increases to severance and other costs. As of December 31, 2003, there was $14.7 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the six months ended December 31, 2003, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total

Accrued expenses, June 30, 2003	$13,799	$2,731	$1,580	$18,110
Payments	(269)	(1,183)	(544)	(1,996)
Accrued expenses, September 30, 2003	13,530	1,548	1,036	16,114
Payments	(359)	(870)	(150)	(1,379)
Accrued expenses, December 31, 2003	$13,171	$678	$886	$14,735

The Company expects that the remaining obligations will be paid by December 2010.  Payments are expected to remain relatively consistent over this term.

(c) Q4 FY02

In the fourth quarter of fiscal 2002, the Company initiated a plan to reduce its operating expenses and to restructure operations around its two primary product lines, engineering software and manufacturing/supply chain software. The Company reduced worldwide headcount by approximately 10% or 200 employees, closed-down and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $14.4 million. As of December 31, 2003, there was $5.0 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations and lease payments. During the six months ended December 31, 2003, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total

Accrued expenses, June 30, 2003	$4,206	$1,688	$5,894
Payments	(233)	(283)	(516)
Accrued expenses, September 30, 2003	3,973	1,405	5,378
Payments	(214)	(194)	(408)
Accrued expenses, December 31, 2003	$3,759	$1,211	$4,970

The Company expects that the remaining obligations will be paid by December 2010.  Payments are expected to remain relatively consistent over this term.

(d) Q4 FY01

In the third quarter of fiscal 2001, the revenues realized by the Company were below the Company’s expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. At that time, the Company also reduced its revenue expectations for the fourth quarter of fiscal year 2001 and for the fiscal year 2002. Based on the reduced revenue expectations, Company management evaluated the business plan and made significant changes, resulting in a restructuring plan for the Company’s operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of the Company’s e-business focus to emphasize its marketplace solutions. The restructuring plan resulted in a pretax charge totaling $7.0 million. As of December 31, 2003, there was $0.5 million remaining in accrued expenses and other liabilities relating to the restructuring. During the six months ended December 31, 2003, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities

Accrued expenses, June 30, 2003	$740
Payments	(100)
Accrued expenses, September 30, 2003	640
Payments	(122)
Accrued expenses, December 31, 2003	$518

The Company expects that the remaining obligations will be paid by March 2008.  Payments are expected to remain relatively consistent over this term.

(e) Q4 FY99

In the fourth quarter of fiscal 1999, the Company undertook certain actions to restructure its business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of the Company’s core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. As of December 31, 2003, there was $0.5 million remaining in the accrued expenses and other liabilities relating to the restructuring. During the six months ended December 31, 2003, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities

Accrued expenses, June 30, 2003	$522
Sublease receipts, net of lease payments	50
Accrued expenses, September 30, 2003	572
Sublease receipts, net of lease payments	(25)
Accrued expenses, December 31, 2003	$547

The Company expects that the remaining obligations will be paid by December 2004.

8. Commitments and Contingencies

(a) FTC complaint

On August 7, 2003, the Federal Trade Commission (FTC) announced that it had authorized its staff to file a civil administrative complaint alleging that the Company’s acquisition of Hyprotech in May 2002 was anticompetitive and seeking to declare the acquisition in violation of Section 5 of the FTC Act and Section 7 of the Clayton Act.  An administrative law judge will adjudicate the complaint in a trial-type proceeding scheduled for April 2004.  While the proceeding may be delayed, it is expected to begin no later than May 2004.  After the presentation of all of the evidence, the administrative law judge will issue a written opinion.

Any decision of the administrative law judge may be appealed to the Commissioners of the FTC by either the FTC staff or the Company.  If a majority of the FTC Commissioners were to determine that the Company violated applicable law, the Company would have the right to appeal to a U.S. Court of Appeals.  The FTC staff and the Company would have the right to petition the U.S. Supreme Court for review of any Court of Appeals decision.

If the FTC were to prevail in these proceedings, it could seek to impose a wide variety of remedies, any of which would have a material adverse effect on the Company’s ability to continue to operate under its current business plans and on its results of operations.  These potential remedies include the divestiture of Hyprotech, as well as mandatory licensing of Hyprotech software products and other engineering software products to one or more of the Company’s competitors.  As of February 17, 2004, the Company had accrued $15 million to cover the cost of (1) professional service fees associated with the Company’s cooperation in the FTC’s investigation since its commencement on June 7, 2002, and (2) estimated future professional services fees relating to the initial proceeding and the Company’s preparation in advance of such proceeding.

We understand that the FTC has typically prevailed in merger challenges, and that there is a substantial probability that the FTC will prevail in its challenge to our acquisition of Hyprotech.  Because of the length of the appeals process, the outcome of this matter may not be determined for several years.  The likely outcome of this matter is not estimable at this time.

(b) Litigation

On May 31, 2002, the Company acquired the capital stock of Hyprotech from AEA Technology plc. AEA is engaged in arbitration proceedings in England over a contract dispute with KBC Advanced Technologies PLC, an English technology and consulting services company. The dispute remains in arbitration and concerns alleged breaches by each party of an agreement to develop and market a product known as HYSYS.Refinery. The Company indemnified AEA under the sale and purchase agreement with AEA dated May 10, 2002 against any costs, damages or expenses in respect of a claim brought by KBC alleging damages due to AEA’s (a) failure to comply with its contractual obligations after the acquisition, (b) breach of non-competition clauses with respect to activities occurring after the acquisition, (c) breach of certain obligations to KBC under its agreement by virtue of the acquisition, or (d) execution of the acquisition agreement. On March 31, 2003, the arbitrator delivered a partial decision in the arbitration, as a result of which the Company has not received any request under the indemnification agreement, nor does the Company expect to receive one. Subsequently, AEA and KBC each issued a notice to the other terminating the contract between them. The arbitrator will, among other things, determine whether either party had proper grounds for such termination notice at a hearing in London scheduled for the week commencing March 15, 2004. The Company is working with AEA in the resolution of this matter.  It is too early to determine the likely outcome of this matter.

In addition, on September 11, 2002, KBC filed a separate complaint in state district court in Houston, Texas against the Company and Hyprotech. KBC’s claim alleges tortious interference with contract and existing business relations, tortious interference with prospective business relationships, conversion of intellectual property and civil conspiracy. KBC has requested actual and exemplary damages, costs and interest. The Company has filed a counterclaim against KBC requesting actual and punitive damages and attorney fees. A trial date has been set for January 19, 2004. On August 25, 2003, KBC filed an additional complaint in the state district court in Houston, Texas against the Company and Hyprotech alleging breach of non-compete provisions and requesting injunctive relief preventing sale of its product, Aspen RefSYS. The Company believes the causes of action to be without merit and will defend the case vigorously. On September 15, 2003, the court set aside the injunction pending resolution of the arbitration in London.  The original trial date of January 19, 2004 has been postponed to November 10, 2004.

9. Preferred Stock Financing

In August 2003, the Company issued and sold 300,300 shares of Series D-1 convertible preferred stock (Series D-1 Preferred), along with warrants to purchase up to 6,006,006 shares of common stock at a price of $3.33 per share, in a private placement to several investment partnerships managed by Advent International Corporation for an aggregate purchase price of $100.0 million. Concurrently, the Company paid cash of $30.0 million and issued 63,064 shares of Series D-2 convertible preferred stock (Series D-2 Preferred), along with warrants to purchase up to 1,261,280 shares of common stock at a price of $3.33 per share, to repurchase all of the outstanding Series B-I and B-II convertible preferred stock. In addition the Company exchanged existing warrants to purchase 791,044 shares of common stock at an exercise price ranging from $20.64 to $23.99 held by the holders of the Series B-I and B-II convertible preferred stock (the Series B Preferred), for new warrants to purchase 791,044 shares of common stock at an exercise price of $4.08.

The Company incurred $10.7 million in costs related to the issuance of the Series D-1 and D-2 Preferred (together, the Series D Preferred) and allocated the net proceeds received between the Series D Preferred and the warrants on the basis of the relative fair values at the date of issuance, allocating $15.5 million of proceeds to the warrants. The warrants are exercisable at any time prior to the seventh anniversary of their issue date. The remaining discount on the Series D Preferred is being accreted to its redemption value over the earliest period of redemption.

The value of total consideration paid to the holders of the Series B Preferred, consisting of cash, Series D Preferred and warrants, was less than the carrying value of the Series B Preferred at the time of retirement. This resulted in a gain of $6.5 million, which the Company recorded in the accretion of preferred stock discount and dividend line of the accompanying consolidated condensed statement of operations.

Each share of Series D Preferred is entitled to vote on all matters in which holders of common stock are entitled to vote, receiving a number of votes equal to the number of shares of common stock into which it is then convertible. In addition, holders of Series D-1 Preferred, as a separate class, are entitled to elect a certain number of directors, based on a formula as defined in the series D Preferred Certificate of Designations. Initially, the holders of the Series D-1 Preferred are entitled to elect two directors.

The Series D Preferred earns cumulative dividends at an annual rate of 8%, which are payable when and if declared by the Board of Directors, in cash or, subject to certain conditions, common stock.

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

In the accompanying consolidated condensed statements of operations, the accretion of preferred stock discount and dividend consist of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Accrual of dividend on Series B preferred stock	$—	$(605)	$(296)	$(1,210)
Accretion of discount on Series B preferred stock	—	(1,682)	(643)	(3,311)
Gain on retirement of Series B preferred stock	—	—	6,452	—
Accrual of dividend on Series D preferred stock	(2,444)	—	(3,654)	—
Accretion of discount on Series D preferred stock	(908)	—	(1,359)	—
Total	$(3,352)	$(2,287)	$500	$(4,521)

10. Retirement of 5 1/4% Convertible Subordinated Debentures

During September 2003, the Company used a portion of the proceeds from the Series D Preferred financing and repurchased and retired $12.5 million of its 5 1/4% convertible debentures.

In January 2004, the Company used a portion of the proceeds from the Series D Preferred financing and repurchased and retired an additional $7.0 million of its its 5 1/4% convertible debentures

11. Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in companies’ financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

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

	License	Consulting Services	Maintenance and Training	Total

Three Months Ended December 31, 2003—
Revenues from unaffiliated customers	$37,759	$23,555	$19,106	$80,420
Controllable expenses	16,380	16,534	3,639	36,553
Controllable margin(1)	$21,379	$7,021	$15,467	$43,867

Three Months Ended December 31, 2002—
Revenues from unaffiliated customers	$36,781	$26,849	$19,343	$82,973
Controllable expenses	16,334	20,717	3,035	40,086
Controllable margin(1)	$20,447	$6,132	$16,308	$42,887

Six Months Ended December 31, 2003—
Revenues from unaffiliated customers	$72,822	$46,855	$37,757	$157,434
Controllable expenses	33,336	33,080	6,926	73,342
Controllable margin(1)	$39,486	$13,775	$30,831	$84,092

Six Months Ended December 31, 2002—
Revenues from unaffiliated customers	$66,427	$54,581	$39,215	$160,223
Controllable expenses	34,254	43,360	6,352	83,966
Controllable margin(1)	$32,173	$11,221	$32,863	$76,257

(1)                                  The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Total controllable margin for reportable segments	$43,867	$42,887	$84,092	$76,257
Selling and marketing	(21,218)	(23,178)	(42,036)	(48,494)
General and administrative and overhead	(16,840)	(19,021)	(36,102)	(37,888)
Goodwill impairment losses	—	(74,715)	—	(74,715)
Restructuring and Other charges	(2,000)	(60,529)	(2,000)	(60,529)
Interest and other income and expense, net	1,418	(45)	1,912	35
Income (loss) before provision for income taxes	$5,227	$(134,601)	$5,866	$(145,334)

12. Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This pronouncement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this statement are effective for transactions that are entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This pronouncement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as liabilities. The provisions of this statement are effective for transactions that are entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities.   In December 2003 the FASB revised FIN 46.  First, FIN 46 will require identification of the Company’s participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure regarding interests in VIE that are deemed significant, even if consolidation is not required.  Certain provisions of FIN 46, as revised, relating to the consolidation of special-purpose entities are effective for periods ending after December 15, 2003.  The adoption of these provisions did not have an impact on the Company’s financial position, results of operations or cash flows.  The remaining provisions of FIN 46, as revised, relating to the consolidation or disclosure of all other VIE are effective for periods ending after March 15, 2004.  The Company is currently evaluating the effects that the adoption of these provisions will have on its financial position, results of operations or cash flows; however, it does not expect that the adoption will have a material impact.

In November 2002, the EITF issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Service revenues from fixed-price contracts are recognized using the proportional performance method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount thereof is provided currently. Service revenues from time-and-expense contracts and consulting and training revenues are recognized as the related services are performed. Services that have been performed but for which billings have not been made are recorded as unbilled services, and billings that have been recorded before the services have been performed are recorded as unearned revenue in the accompanying consolidated balance sheets. In accordance with the Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” reimbursement received for out-of-pocket expenses is recorded as revenue and not as a reduction of expenses.

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

Significant Events—Quarter Ended December 31, 2003

In December 2003, we executed a Non-Recourse Receivables Purchase Agreement with Silicon Valley Bank, pursuant to which we have the ability to sell receivables to the bank through January 1, 2005.  Under the terms of this agreement, the total outstanding balance of sold receivables may not exceed $30 million at any one time.  We have agreed to act as the bank’s agent for collection of the sold receivables.  During the three and six months ended December 31, 2003, we sold receivables for aggregate proceeds of $18.1 million under this agreement, and as of December 31, 2003 there was $11.4 million in remaining availability.

Significant Events—Quarter Ended September 30, 2003

On August 14, 2003, we issued and sold 300,300 shares of Series D-1 convertible preferred stock, or Series D-1 preferred. We also delivered cash and 63,064 shares of Series D-2 convertible preferred stock, or Series D-2 preferred, in consideration for the surrender of all of our outstanding Series B-I convertible preferred stock, or Series B-I preferred, and Series B-II convertible preferred stock, or Series B-II preferred. We refer to these transactions as the Series D financing. Each share of Series D-1 preferred and Series D-2 preferred, which we refer to collectively as the Series D preferred, is initially convertible into a number of shares of common stock equal to the stated value of $333.00, divided by a conversion price of $3.33. In addition, we issued warrants to purchase up to 7,267,286 shares of common stock at a purchase price of $3.33 per share, which we refer to as the WD warrants, and exchanged existing warrants to purchase 791,044 shares of common stock for new warrants to purchase 791,044 shares of common stock at a purchase price of $4.08 per share, which we refer to as the WB warrants.

During September 2003, we used a portion of the proceeds from the Series D preferred financing to repurchase and retire $12.5 million of our 5 1/4% convertible subordinated debentures due June 15, 2005, which we refer to as the convertible debentures. In addition, we also paid $8.2 million to settle our remaining obligation to Accenture.

Summary of Restructuring Accruals

Fiscal 2003

In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below our expectations and to general economic uncertainties. In addition, we revised our revenue expectations for the remainder of the fiscal year and beyond, primarily related to our manufacturing/supply chain product line, which has been affected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, cancellation of certain internal capital projects and discontinuation of development and support for certain non-critical products. As a result of the discontinuation of development and support for certain products, coupled with the revised revenue expectations, certain long-lived assets were reviewed and determined to be impaired in accordance with SFAS No. 144. These actions resulted in an aggregate restructuring charge of $55.6 million. In June 2003, we reviewed our estimates to this plan and recorded a $12.5 million increase to the accrual, primarily due to revisions of the facility sub-leasing assumptions, as well as increases to severance and other costs. As of December 31, 2003, there was $14.7 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the six months ended December 31, 2003, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total

Accrued expenses, June 30, 2003	$13,799	$2,731	$1,580	$18,110
Payments	(269)	(1,183)	(544)	(1,996)
Accrued expenses, September 30, 2003	13,530	1,548	1,036	16,114
Payments	(359)	(870)	(150)	(1,379)
Accrued expenses, December 31, 2003	$13,171	$678	$886	$14,735

The Company expects that the remaining obligations will be paid by December 2010.  We expect payments to remain relatively consistent over this term.

Fiscal 2002

In the fourth quarter of fiscal 2002, we initiated a plan to reduce operating expenses and to restructure operations around our two primary product lines, engineering software and manufacturing/supply chain software. We reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $14.4 million. As of December 31, 2003, there was approximately $5.0 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the six months ended December 31, 2003, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total

Accrued expenses, June 30, 2003	$4,206	$1,688	$5,894
Payments	(233)	(283)	(516)
Accrued expenses, September 30, 2003	3,973	1,405	5,378
Payments	(214)	(194)	(408)
Accrued expenses, December 31, 2003	$3,759	$1,211	$4,970

We expect that the remaining obligations associated with this plan will be paid by December 2010.  We expect payments to remain relatively consistent over this term.

Fiscal 2001

In the third quarter of fiscal 2001, the revenues we realized were below expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. At that time, we also reduced our revenue expectations for the fourth quarter of fiscal year 2001 and for the fiscal year 2002. Based on the reduced revenue expectations, management evaluated the business plan and made significant changes, resulting in a restructuring plan for our operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of our e-business focus to emphasize our marketplace solutions. The restructuring plan resulted in a pretax charge totaling $7.0 million. As of December 31, 2003, there was approximately $0.5 million remaining in accrued expenses relating to the restructuring. During the six months ended December 31, 2003, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities

Accrued expenses, June 30, 2003	$740
Payments	(100)
Accrued expenses, September 30, 2003	640
Payments	(122)
Accrued expenses, December 31, 2003	$518

We expect that the remaining obligations associated with this plan will be paid by March 2008.  We expect payments to remain relatively consistent over this term.

Fiscal 1999

In the fourth quarter of fiscal 1999, we undertook certain actions to restructure our business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of our core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. As of December 31, 2003, there was approximately $0.5 million remaining in the accrued expenses relating to the restructuring. During the six months ended December 31, 2003, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities

Accrued expenses, June 30, 2003	$522
Sublease receipts, net of lease payments	50
Accrued expenses, September 30, 2003	572
Sublease receipts, net of lease payments	(25)
Accrued expenses, December 31, 2003	$547

We expect that the remaining obligations associated with this plan will be paid by December 2004.

Critical Accounting Estimates and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•              Revenue recognition for both software licenses and fixed-fee consulting services,

•           Impairment of long-lived assets, goodwill and intangible assets,

•              Accrual of legal fees associated with outstanding litigation,

•              Accounting for income taxes, and

•              Allowance for doubtful accounts.

Revenue Recognition—Software Licenses

We recognize software license revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4 and SOP No. 98-9, as well as the various interpretations and clarifications of those statements. These statements require that four basic criteria must be satisfied before software license revenue can be recognized:

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

Revenue Recognition—Consulting Services

We recognize revenue associated with fixed-fee service contracts in accordance with the proportional performance method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount of the anticipated loss is provided currently. Our management uses its judgment concerning the estimation of the total costs to complete the contract, considering a number of factors including the experience of the personnel that are performing the services and the overall complexity of the project. We have a significant amount of experience in the estimation of the total costs to complete a contract and have not typically recorded material losses related to these estimates.  We do not expect the accuracy of our estimates to change significantly in the future.  Should changes and conditions cause actual results to differ significantly from management’s estimates, revenue recognized in future periods could be adversely affected.

Impairment of Long-lived Assets, Goodwill and Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the carrying value of long-lived assets when circumstances dictate that they should be reevaluated, based upon the expected future operating cash flows of our business. These future cash flow estimates are based on historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Historically, actual results have occasionally differed from our estimated future cash flow estimates.  In the future, actual results may differ materially from these estimates, and accordingly cause a full impairment of our long-lived assets.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we conduct at least an annual assessment on January 1st of the carrying value of our goodwill assets. We obtain a third-party valuation of the reporting units associated with the goodwill assets, which is based on either estimates of future income from the reporting units or estimates of the market value of the units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends.  Historically, actual results have occasionally differed from our estimated future cash flow estimates.  In the future, actual results may differ materially from these estimates. In addition, the relevancy of recent transactions used to establish market value for our reporting units is based on management’s judgment.

The timing and size of any future impairment charges would involve the application of management’s judgment and estimates and could result in the write-off of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $88.0 million as of December 31, 2003.

Accrual of Legal Fees Associated with Outstanding Litigation

We accrue estimated future legal fees associated with outstanding litigation.  This requires management to estimate the level of legal fees that will be incurred in the defense of the litigation.  These estimates are based heavily on our expectations of the scope, length to complete and complexity of the claims.  Historically, as these factors have changed after our original estimates, we have recorded adjustments to our accruals.  In the future, additional adjustments may be recorded as the scope, length or complexity of outstanding litigation changes.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  Historically our estimates have occasionally differed from the eventual actual results.  In the future, if actual results differ from our estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could result in a tax provision equal to the carrying value of our deferred tax assets, which amounted to $16.8 million as of December 31, 2003.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by certain consolidated condensed statement of operations data for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Revenues:
Software licenses	47.0%	44.3%	46.3%	41.5%
Service and other	53.0	55.7	53.7	58.5
Total revenues	100.0	100.0	100.0	100.0

Expenses:
Cost of software licenses	5.4	4.2	5.0	4.3
Cost of service and other	30.1	32.3	31.1	34.2
Selling and marketing	29.3	32.6	30.2	35.1
Research and development	17.8	19.3	19.2	21.1
General and administrative	10.2	10.8	10.7	11.7
Goodwill Impairment loss	—	90.0	—	46.5
Restructuring and Other charges	2.5	73.0	1.3	37.8
Total expenses	95.3	262.2	97.5	190.7
Income (loss) from operations	4.7	(162.2)	2.5	(90.7)
Other income (expense), net	0.7	(0.4)	0.2	(0.5)
Interest income, net	1.1	0.4	1.0	0.5
Income (loss) before provision for income taxes	6.5%	(162.2)%	3.7%	(90.7)%

Comparison of the Three and Six Months Ended December 31, 2003 and 2002

Total Revenues

Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for the three months ended December 31, 2003 decreased 3.1% to $80.4 million from $83.0 million in the three months ended December 31, 2002. Total revenues for the six months ended December 31, 2003 decreased 1.7% to $157.4 million from $160.2 million in the six months ended December 31, 2002.  These decreases are due to a decrease in service and other revenue, offset by a modest increase in software license revenue, as discussed below.

Total revenues from customers outside the United States were $48.1 million and $85.3 million, or 59.8% and 54.2% of total revenues for the three and six months ended December 31, 2003, respectively, as compared to $41.7 million and $82.3 million, or 50.3% and 51.4%, of total revenues for the three and six months ended December 31, 2002, respectively. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 2004, the overall geographical mix of revenues from customers outside the United States is expected to be relatively consistent with the prior fiscal year.

Software License Revenues

Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. Software license revenues represented 47.0% of total revenues for the three months ended December 31, 2003, as compared to 44.3% in the three months ended December 31, 2002. Revenues from software licenses for the three months ended December 31, 2003 increased 2.7% to $37.8 million from $36.8 million in the three months ended December 31, 2002.

Software license revenues represented 46.3% of total revenues for the six months ended December 31, 2003, as compared to 41.5% in the six months ended December 31, 2002. Revenues from software licenses for the six months ended December 31, 2003 increased 9.6% to $72.8 million from $66.4 million in the six months ended December 31, 2002.

These increases are primarily due to a modest increase in demand for products from our manufacturing/supply chain product line.  This continues a trend in the recovery of customer demand for supply-chain planning solutions.

Service and Other Revenues

Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended December 31, 2003 decreased 7.6% to $42.7 million from $46.2 million in the three months ended December 31, 2002. Revenues from service and other for the six months ended December 31, 2003 decreased 9.8% to $84.6 million from $93.8 million in the six months ended December 31, 2002.

These decreases are attributable primarily to the consulting services businesses. Consulting services decreased due to a $1.5 million and $3.1 million decline in reimbursable expenses for the three and six month periods, respectively, and due to the general low-level of licenses of our manufacturing/supply chain products during the two most recent fiscal years.  Our consulting services are more heavily linked to the implementation of our manufacturing/supply chain products than they are to our engineering products.

Cost of Software Licenses

Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to the delivery of software, including disk duplication and third party software costs, printing of manuals and packaging. Cost of software licenses for the three months ended December 31, 2003 increased 22.9% to $4.3 million from $3.5 million in the three months ended December 31, 2002. Cost of software licenses for the six months ended December 31, 2003 increased 15.9% to $7.9 million from $6.8 million in the six months ended December 31, 2002. Cost of software licenses as a percentage of revenues from software licenses was 11.4% and 10.9% for the three and six months ended December 31, 2003, respectively, as compared to 9.5% and 10.3% for the three and six months ended December 31, 2002, respectively.

The absolute dollar and percentage increases are due primarily to an increase in the amortization of computer software development costs associated with two significant product releases, AES 12.1 and AMS 6.0, during the first part of the fiscal year.

Cost of Service and Other

Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for the three months ended December 31, 2003 decreased 9.6% to $24.2 million from $26.8 million in the three months ended December 31, 2002. Cost of service and other for the six months ended December 31, 2003 decreased 10.9% to $48.9 million from $54.8 million in the six months ended December 31, 2002.  Cost of service and other as a percentage of service and other revenues was 56.8% and 57.8% in the three and six months ended December 31, 2003, respectively, as compared to 58.1% and 58.5% in the three and six months ended December 31, 2002, respectively.

The decreases in absolute dollars are due to reductions in headcount, as this area is actively managed relative to the backlog of service projects at a given time.  The costs of service and other as a percentage of service and other revenues are generally consistent from period to period, showing a modest decrease as our utilization rates have increased.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended December 31, 2003 decreased 12.7% to $23.6 million from $27.0 million in the three months ended December 31, 2002.  Selling and marketing expenses for the six months ended December 31, 2003 decreased 15.5% to $47.5 million from $56.2 million in the six months ended December 31, 2002.  As a percentage of total revenues, selling and marketing expenses were 29.3% and 30.2% for the three and six months ended December 31, 2003, respectively, as compared to 32.6% and 35.1% for the three and six months ended December 31, 2002, respectively.  These decreases are primarily attributable to the effect of reductions in headcount from the October 2002 restructuring plan.

Research and Development Expenses

Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct our product development efforts. Capitalized software development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses during the three months ended December 31, 2003 decreased 10.6% to $14.3 million from $16.0 million in the three months ended December 31, 2002. Research and development expenses during the six months ended December 31, 2003 decreased 10.2% to $30.3 million from $33.7 million in the six months ended December 31, 2002. As a percentage of revenues, research and development costs were 17.8% and 19.2% for the three and six months ended December 31, 2003, respectively, as compared to 19.3% and 21.1% for the three and six months ended December 31, 2002, respectively. These decreases in costs are primarily attributable to the effect of reductions in headcount from the October 2002 restructuring plan.

We capitalized software development costs that amounted to 11.2% and 10.3% of our total research and development costs during the three and six months ended December 31, 2003, respectively, as compared to 13.6% and 16.8% during the three and six months ended December 31, 2002, respectively. These decreases are due to the completion of product development activity related to two significant product releases during the first part of fiscal 2004.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of intangible assets. General and administrative expenses for the three months ended December 31, 2003 decreased 8.5% to $8.2 million from $8.9 million for the three months ended December 31, 2002. General and administrative expenses for the six months ended December 31, 2003 decreased 9.8% to $16.9 million from $18.7 million for the six months ended December 31, 2002. This decrease was attributable primarily to the effect of reductions in headcount from the October 2002 restructuring plan and a lower level of amortization. The reduced amortization reflects the lower level of other intangible assets due to the effect of the impairments recorded in December 2002.

Amortization of other intangible assets totaled $1.9 million and $3.9 million, which represented 23.6% and 22.8% of total general and administrative expenses, for the three and six months ended December 31, 2003, respectively, as compared to $3.1 million and $6.6 million, which represented 34.5% and 35.0% of total general and administrative expenses for the three and six months ended December 31, 2002, respectively.

Other Income (Expense), Net

Other income (expense), net is generated by foreign currency exchange fluctuations, income (loss) on equity in joint ventures,

realized gains on the sale of investments and other non-operating income and expense.  Other income (expense), net was income of $0.5 million and $0.3 million for the three and six months ended December 31, 2003, as compared to expense of $(0.3) million and $(0.8) million for the three and six months ended December 31, 2002, respectively.  These increases in other income (expense), net result primarily from a gain on the sale of a piece of land in Houston, TX, gains on the sale of receivables, and gains related to favorable foreign exchange movements.

Interest Income

Interest income is generated from investment of excess cash in short-term investments and from the license of software pursuant to installment contracts. Under these installment contracts, we offer a customer the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of the asset optimization customers have elected to license these products through installment contracts. Included in the annual payments is an implicit interest rate established by us at the time of the license. As we sell more perpetual licenses for value chain solutions, these sales are being paid for in forms that are generally not installment contracts. If the mix of sales moves away from installment contracts, interest income in future periods will be reduced.

We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any one year is the result of the implicit interest rate established by us on installment contracts and the size of the contract portfolio. Interest income was $2.0 million and $4.1 million for the three and six months ended December 31, 2003, as compared to $2.5 million and $4.6 million for the three and six months ended December 31, 2002, respectively.  The modest decreases in interest income result primarily from lower levels of installments receivable, the collection of a receivable from the IRS that was earning interest in fiscal 2003, partially offset by interest earned on higher cash balances.

Interest Expense

Interest expense is generated from interest charged on our convertible debentures, notes payable and capital lease obligations. Interest expense was $1.1 million and $2.5 million for the three and six months ended December 31, 2003, as compared to $2.3 million and $3.8 million for the three and six months ended December 31, 2002, respectively.   The decreases in interest expense result from the elimination of interest earning debt, such as the payment of the obligation to Accenture in August 2003 and the repurchase and retirement of a portion of the convertible debentures in September 2003.

Tax Rate

The effective tax rate used for the three and six months ended December 31, 2003 was approximately 26% of pretax income and relates to taxable income generated in the United States which is only partially offset by the usage of net operating loss carryforwards due to an ownership change limitation, foreign withholding taxes, and income taxes in foreign jurisdictions in which we have no net operating loss carryforwards. We did not record an income tax provision or benefit for the three or six months ended December 31, 2002, as we provided a full valuation against the tax loss carryforwards that were generated during the period.

Liquidity and Capital Resources

During the six months ended December 31, 2003, operating activities provided $38.2 million of cash primarily due to income from operations, our commitment to both the aggressive collection of receivables and the increased sale of receivables, partially offset by the continuing cash payments related to the FTC matter and our previous restructuring charges. Investing activities used $2.5 million of cash primarily as a result of the capitalization of computer software development costs, and the ordinary purchases of property and equipment, partially offset by the proceeds from the sale of land in December 2003. Financing activities provided $37.1 million of cash primarily due to the proceeds from the Series D financing, partially offset by pay-off of amounts owed to Accenture and repurchase and retirement of $12.5 million of the convertible debentures.

Historically, we have financed our operations principally through cash generated from public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, operating activities, and the sale of installment contracts to third parties.

In August 2003, we issued and sold 300,300 shares of Series D-1 preferred, along with WD warrants to purchase up to 6,006,006 shares of common stock, for an aggregate purchase price of $100.0 million. Concurrently, we paid $30.0 million and issued 63,064 shares of Series D-2 preferred, along with WB and WD warrants to purchase up to 1,261,280 shares of common stock, to repurchase all of the outstanding Series B Preferred. The Series D preferred, earns cumulative dividends at an annual rate of 8%, that are payable when and if declared by the board, in cash or, subject to certain conditions, common stock. Each share of Series D preferred is initially convertible into 100 shares of common stock, subject to anti-dilution and other adjustments. As a result, the shares of Series D preferred initially were convertible into an aggregate of approximately 36,336,400 shares of common stock. The Series D preferred is subject to redemption at the option of the holders as follows: 50% on or after August 14, 2009 and 50% on or after August 14, 2010.

An aggregate of $45 million of working capital may be used to repay a portion of our convertible debentures at or prior to maturity.  In September 2003, we repurchased and retired a face value of $12.5 million of these convertible debentures.  In January 2004, we repurchased and retired an additional face value of $7.0 million of the convertible debentures.

Historically, we have had arrangements to sell long-term installments receivable to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. These contracts represent amounts due over the life of existing term licenses. During the three and six months ended December 31, 2003 we sold $16.8 million and $33.7 million of installments receivable, respectively, and during the three and six months ended December 31, 2002 we sold $24.1 million and $32.6 million, respectively.  As of December 31, 2003 there was approximately $37 million in additional availability under the arrangements. We expect to continue to have the ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. At December 31, 2003 we had a partial recourse obligation that was within the range of $3.6 million to $6.9 million.

In December 2003, we executed a Non-Recourse Receivables Purchase Agreement with Silicon Valley Bank, pursuant to which we have the ability to sell receivables to the bank through January 1, 2005.  Under the terms of this agreement the total outstanding balance of sold receivables may not exceed $30 million at any one time.  We will act as the bank’s agent for collection of the sold receivables.  During the three and six months ended December 31, 2003, we sold receivables for aggregate proceeds of $18.1 million under this agreement, and as of December 31, 2003 there was $11.4 million in remaining availability.  We may in the future establish new arrangements to sell additional installment contracts to other financial institutions and increase our cash position.

We are party to a loan arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank’s prime rate (4.00% at December 31, 2003) plus 0.5%, which may be reduced to the bank’s prime rate upon the achievement of two consecutive quarters of net income. We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio.  Based on our future operating plan, we believe we will continue to meet these financial covenants.  As of December 31, 2003, there were $9.2 million in letters of credit and forward contracts outstanding under the line of credit and $15.8 million available for future borrowing. The loan arrangement expires in January 2005.

As of December 31, 2003, we had cash and cash-equivalents totaling $124.9 million. Our commitments as of December 31, 2003 consisted primarily of the maturity of the convertible debentures, royalty commitments owed to Accenture, capital lease obligations, and leases on our headquarters and other facilities. Other than these, there were no other material commitments for capital or other expenditures. Our obligations related to these items at December 31, 2003 were as follows (in thousands):

Fiscal year:	2004	2005	2006	2007	2008	Thereafter

Non-cancelable operating leases	$8,374	$14,411	$12,526	$11,956	$10,887	$34,808
Non-cancelable capital leases and debt obligations	1,925	1,597	1,039	224	183	618
Accenture royalty commitment	1,900	3,820	—	—	—	—
Maturity of convertible debentures	—	73,715	—	—	—	—
Total commitments	$12,198	$93,543	$13,565	$12,179	$11,071	$35,426

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

The FTC has filed a complaint against us with respect to our acquisition of Hyprotech, and an adverse outcome would have a material adverse effect on our business, operating results and financial position.

On August 7, 2003, the staff of the Federal Trade Commission, or FTC, filed a civil administrative complaint alleging that our acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act.  An administrative law judge will adjudicate the compliant in a trial-type proceeding scheduled for April 2004.  For a further description of the background and proceedings for this matter, please see “Item 1. Legal Proceedings—FTC Complaint” under “Part II.  Other Information” below.

If our acquisition of Hyprotech is determined to have violated the law, we would be subject to one of a variety of possible remedies, any of which would materially limit our ability to operate under our current business plan and would have a material adverse affect on our operating results and financial position.

We understand that the FTC has typically prevailed in merger challenges, and that there is a substantial probability that the FTC will prevail in its challenge to our acquisition of Hyprotech.  Because of the length of the appeals process, the outcome of this matter may not be determined for several years.  The likely outcome of this matter is not estimable at this time.

If the FTC were to prevail in this challenge, it could seek to impose one of a variety of remedies, any of which would have a material adverse effect on our ability to continue to operate under our current business plan and on our results of operations and financial position.  These potential remedies include reversal of the Hyprotech acquisition such that we would no longer own Hyprotech or any of its assets, or mandatory licensing of Hyprotech software products and our other engineering software products to one or more companies, which could include one of our competitors.  Potential remedies could also include creation of a new competitor through the divestiture of certain of our engineering software products, assets, technology, employees, and customer agreements.  The price we would receive from a buyer or licensee is likely to be less than the price we originally paid.

In addition, Hyprotech products have become material to our business, including for example HYSYS.Process and HYSYS.Dynamics, and Hyprotech technologies have been incorporated into products that are material to our business strategy, including for example RefSYS.  Moreover, former Hyprotech personnel now hold a variety of positions throughout our company, and we may experience a disruption of our operations if we were to lose the services of some of these personnel as a result of the enforcement of a remedy.

The FTC investigation and the related proceeding have had, and will continue to have, adverse effects on our operations.

The FTC investigation and the related proceeding have had, and will continue to have, the following adverse effects:

•	The attention of our senior management personnel has been, and will continue to be, diverted from our business operations.

•	Uncertainties resulting from the FTC action and proceedings may harm our ability to compete in the marketplace, including our ability to negotiate license renewals with our customers.

•	The cost of defending the proceeding has been, and is likely to continue to be, substantial and could significantly reduce our cash flow and adversely impact our operating results.

As of the filing date of this report, we have accrued $15 million to cover the cost of (1) professional service fees associated with our cooperation in the FTC’s investigation since its commencement on June 7, 2002, and (2) estimated future professional services fees relating to the initial proceeding and our preparation in advance of such proceeding. If these estimates are insufficient to cover all future costs relating to the proceeding, we may need to accrue additional amounts, which may have a material adverse effect on our results of operations.

Our lengthy sales cycle makes it difficult to predict quarterly revenue levels and operating results.

Because license and implementation fees for our software products are substantial and the decision to purchase our products typically involves members of our customers’ senior management, the sales process for our solutions is lengthy and can exceed one year. Accordingly, the timing of our license revenues is difficult to predict, and the delay of an order could cause our quarterly revenues to fall substantially below our expectations and those of public market analysts and investors. Moreover, to the extent that we succeed in shifting customer purchases away from individual software products and toward more costly integrated suites of software and services, our sales cycle may lengthen, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. Delays in sales could cause significant shortfalls in our revenues and operating results for any particular period.

Fluctuations in our quarterly revenues, operating results and cash flow may cause the market price of our common stock to fall.

Our revenues, operating results and cash flow have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control, including:

•                  demand for our products and services;

•                  our customers’ purchasing patterns;

•                  the length of our sales cycle;

•                  changes in the mix of our license revenues and service revenues;

•                  the timing of introductions of new solutions and enhancements by us and our competitors;

•                  seasonal weakness in the first quarter of each fiscal year (which for us is the quarter ended September 30), primarily caused by a slowdown in business in some of our international markets;

•                  the timing of our investments in new product development;

•                  the mix of domestic and international sales;

•                  changes in our operating expenses; and

•                  fluctuating economic conditions, particularly as they affect companies in the oil and gas, chemicals, petrochemicals and petroleum industries.

We ship software products within a short period after receipt of an order and typically do not have a material backlog of unfilled orders for software products. Consequently, revenues from software licenses in any quarter are substantially dependent on orders booked and shipped in that quarter. Historically, a majority of each quarter’s revenues from software licenses has come from license agreements that have been entered into in the final weeks of the quarter. Therefore, even a short delay in the consummation of an agreement may cause our revenues to fall below expectations of public market analysts and investors for that quarter.

Since our expense levels are based in part on anticipated revenues, we may be unable to adjust our spending quickly enough to compensate for any revenue shortfall and any revenue shortfall would likely have a disproportionately adverse effect on our operating results. We expect that the factors listed above will continue to affect our operating results for the foreseeable future. Because of the factors listed above, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

If, due to one or more of the foregoing factors or an unanticipated cause, our operating results fail to meet the expectations of public market analysts and investors in a future quarter, the market price of our common stock would likely decline.

We derive a majority of our total revenues from customers in the oil and gas, chemicals, petrochemicals and petroleum industries, which are highly cyclical, and our operating results may suffer if these industries experience an economic downturn.

We derive a majority of our total revenues from companies in the oil and gas, chemicals, petrochemicals and petroleum industries. Accordingly, our future success depends upon the continued demand for manufacturing optimization software and services by companies in these process manufacturing industries. The oil and gas, chemicals, petrochemicals and petroleum industries are highly cyclical and highly reactive to the price of oil, as well as general economic conditions. In the past, worldwide economic downturns and pricing pressures experienced by oil and gas, chemical, petrochemical and petroleum companies have led to consolidations and reorganizations. These downturns, pricing pressures and restructurings have caused delays and reductions in capital and operating expenditures by many of these companies. These delays and reductions have reduced demand for products and services like ours. A recurrence of these industry patterns, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in these industries, could harm our operating results in the future.

If economic conditions and the markets for our products do not improve, sales of our product lines, particularly our manufacturing and supply chain product suites, will be adversely affected.

Adverse changes in the economy and continuing global uncertainty have caused delays and reductions in information technology spending by our customers and a consequent deterioration of the markets for our products and services, particularly our manufacturing/supply chain product suites. If these adverse economic conditions continue or worsen, we will experience further reductions, delays, and postponements of customer purchases that will negatively impact our revenue and operating results. If economic and political conditions and the market for our products do not improve and our revenues decline, our business could be harmed, and we may not be able to further reduce our costs to align them with these decreased revenues.

If we do not compete successfully, we may lose market share.

Our markets are highly competitive. Our engineering software competes with products of businesses such as Simulation Sciences (a division of Invensys), Chemstations, Shell Global Solutions, Honeywell, ABB, MDC Technology, Aveva Group (formerly Cadcentre), WinSim (formerly ChemShare) and Process Systems Enterprise. Our manufacturing/supply chain software competes with products of companies such as Honeywell, Invensys, ABB, Rockwell, i2 Technologies, Manugistics and components of SAP’s supply chain offering. As we expand our engineering solutions into the collaborative process lifecycle management market and the EOM market, we may face competition from companies that we have not typically competed against in the past or competition from companies in areas where we have not competed in the past, such as Agile, Parametric Technology, SAP, Honeywell, ABB, Invensys, Siemens and EDS. We also face competition in all areas of our business from large companies in the process industries that have internally developed their own proprietary software solutions.

Many of our competitors have greater financial, marketing and other resources than we have. In addition, many of our competitors have established, and may in the future continue to establish, cooperative relationships with third parties to improve their product offerings and to increase the availability of their products to the marketplace. In addition, competitors may make strategic acquisitions to increase their ability to gain market share or improve the quality or marketability of their products. These cooperative relationships and strategic acquisitions could reduce our market share, require us to lower our prices, or both. Increased competition may result in price reductions, reduced profitability and loss of market share. We cannot assure you that we will be able to compete successfully against existing or future competitors.

In addition, the FTC is challenging our acquisition of Hyprotech.  This challenge may affect our ability to compete and may be raised as a risk by our competitors when they compete against us.  If we are forced, or as part of a settlement agreement, agree to divest Hyprotech, or provide licensing rights to Hyprotech products or technology, we could face competition from the acquirer, the licensee or new entity formed from the divestiture.

If we do not continue to make the technological advances required by the marketplace, our business could be seriously harmed.

Enterprises are requiring their application software vendors to provide greater levels of functionality and broader product offerings. Moreover, competitors continue to make rapid technological advances in computer hardware and software technology and frequently introduce new products, services and enhancements. We must continue to enhance our current product line and develop and introduce new products and services that keep pace with increasingly sophisticated customer requirements and the technological developments of our competitors. Our business and operating results could suffer if we cannot successfully respond to the technological advances of others or if our new products or product enhancements and services do not achieve market acceptance.

Under our business plan, we are investing significantly in the development of new business process products that are intended to anticipate and meet the emerging needs of our target market. We are focusing significantly on development of these new products, which means we will not invest as substantially in the continued enhancement of our current products. We cannot assure you that our new product development will result in products that will meet market needs and achieve significant market acceptance.

If we are unable to successfully market our products to senior executives of potential customers, our revenue growth may be limited.

With the development of our integrated manufacturing/supply chain solutions and our EOM solutions, we frequently must focus on selling the strategic value of our technology to the highest executive levels of customer organizations, typically the chief executive officer, chief financial officer or chief information officer. If we are not successful at selling and marketing to senior executives, our revenue growth and operating results could be materially and adversely affected.

If we are unable to develop or maintain relationships with strategic partners, our revenue growth may be harmed.

An element of our growth strategy is to strategically partner with a few select third-party implementation partners that market and integrate our products. If our current partners terminate their existing relationships with us, or if we do not adequately train a sufficient number of systems integrator partners, or if potential partners focus their efforts on integrating or co-selling competing products to the process industries, our future revenue growth could be limited and our operating results could be materially and adversely affected. If our partners fail to implement our solutions for our customers properly, the reputations of our products and services and our company could be harmed and we might be subject to claims by our customers. We intend to continue to establish business relationships with technology companies to accelerate the development and marketing of our products and services. To the extent that we are unsuccessful in maintaining our existing relationships and developing new relationships, our revenue growth may be materially and adversely affected.

We may suffer losses on fixed-price engagements.

We derive a substantial portion of our total revenues from service engagements and a significant percentage of these engagements have been undertaken on a fixed-price basis. Under these fixed-price engagements, we bear the risk of cost overruns and inflation, and as a result, any of these engagements may be unprofitable. In the past, we have had cost overruns on fixed-price service engagements. In addition, to the extent that we are successful in shifting customer purchases to our integrated suites of software and services and we price those engagements on a fixed-price basis, the size of our fixed-price engagements may increase, which could cause the impact of an unprofitable fixed-price engagement to have a more pronounced impact on our operating results.

Our business may suffer if we fail to address the challenges associated with international operations.

We derived approximately one-half of our total revenues from customers outside the United States in each of the fiscal years ended June 30, 2001, 2002 and 2003. We anticipate that revenues from customers outside the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

•                  unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers;

•                  political and economic instability;

•                  less effective protection of intellectual property;

•                  difficulties in managing distributors and representatives;

•                  difficulties in staffing and managing foreign subsidiary operations;

•                  difficulties and delays in translating products and product documentation into foreign languages;

•                  difficulties and delays in negotiating software licenses compliant with accounting revenue recognition requirements in the United States;

•                  difficulties in collecting trade accounts receivable in other countries; and

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

Third-party claims that we infringe upon their intellectual property rights may be costly to defend or settle and could damage our business.

We cannot be certain that our software and services do not infringe issued patents, copyrights, trademarks or other intellectual property rights of third parties. Litigation regarding intellectual property rights is common in the software industry, and we may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of intellectual property rights of third parties by us or our licensees concerning their use of our software products and integration technologies and services. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties may bring claims of infringement against us. Because our software is integrated with our customers’ networks and business processes, as well as other software applications, third parties may bring claims of infringement against us, as well as our customers and other software suppliers, if the cause of the alleged infringement cannot easily be determined. Such claims may be with or without merit. Claims of alleged infringement may have a material adverse effect on our business and may discourage potential customers from doing business with us on acceptable terms, if at all. Defending against claims of infringement may be time-consuming and may result in substantial costs and diversion of resources, including our management’s attention to our business. Furthermore, a party making an infringement claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software or require that we re-engineer some or all of our products. Claims of intellectual property infringement also might require us to enter costly royalty or license agreements. We may be unable, however, to obtain royalty or license agreements on terms acceptable to us or at all. Our business, operating results and financial condition could be harmed significantly if any of these events occurred, and the price of our common stock could be adversely affected. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we, as well as our customers, may be required to obtain one or more licenses from third parties, which may not be available on acceptable terms, if at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition and the price of our common stock. In addition, although we carry general liability insurance, our current insurance coverage may not apply to, and likely would not protect us from, all liability that may be imposed under these types of claims.

Because some of our software products incorporate technology licensed from, or provided by, third parties, the loss of our right to use that technology or defects in that third party technology could harm our business.

Some of our software products contain technology that is licensed from, or provided by, third parties. Any significant interruption in the supply or support of any such third-party software could adversely affect our sales, unless and until we can replace the functionality provided by the third-party software. Because some of our software incorporates software developed and maintained by third parties, we depend on these third parties to deliver and support reliable products, enhance our current software, develop new software on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. In other instances we provide third-party software with our current software, and we depend on these third parties to deliver reliable products, provide underlying product support and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could harm our business.

Our software is complex and may contain undetected errors.

Like many other complex software products, our software has on occasion contained undetected errors or ‘‘bugs.’’ Because new releases of our software products are initially installed only by a selected group of customers, any errors or ‘‘bugs’’ in those new releases may not be detected for a number of months after the delivery of the software. These errors could result in loss of customers, harm to our reputation, adverse publicity, loss of revenues, delay in market acceptance, diversion of development resources, increased insurance costs or claims against us by customers.

We may be subject to significant expenses and damages because of liability claims.

The sale and implementation of certain of our software products and services, particularly in the areas of advanced process control and optimization, may entail the risk of product liability claims. Our software products and services are often integrated with our customers’ networks and software applications, and are used in the design, operation and management of manufacturing processes at large facilities often for mission critical applications. Any errors, defects, performance problems or other failure of our software could result in significant claims against us for damages or for violations of environmental, safety and other laws and regulations. In addition, the failure of our software to perform to customer expectations could give rise to warranty claims. Our agreements with our customers generally contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions in our agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A substantial product liability claim against us could materially and adversely harm our operating results and financial condition. Even if our software is not at fault, a product liability claim brought against us could be time consuming, costly to defend and harmful to our operations. In addition, although we carry general liability insurance, our current insurance coverage may be insufficient to protect us from all liability that may be imposed under these types of claims.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new regulations promulgated by the Securities and Exchange Commission and Nasdaq National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we are not successful in in attracting and retaining management team members and other highly qualified individuals in our industry, we may not be able to successfully implement our business strategy.

Our ability to establish and maintain a position of technology leadership in the highly competitive software market depends in large part upon our ability to attract and retain highly qualified managerial, sales and technical personnel. Several of our executive officers have not entered into an employment agreements with us. In the future, we may experience the departure of other senior executives due to competition for talent from start-ups and other companies. Our future success depends on a continued, successful management transition and will also depend on our continuing to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against companies. This type of litigation could result in substantial costs and a diversion of management’s attention and resources.

Our common stockholders may experience further dilution as a result of provisions contained in our outstanding Series D convertible preferred stock and warrants.

The terms of our outstanding securities may result in substantial dilution to existing common stockholders:

•                  In August 2003, we issued 300,300 shares of Series D-1 Preferred and delivered cash and 63,064 shares of Series D-2 Preferred in consideration for the surrender of all of our outstanding Series B-I Preferred and Series B-II Preferred. Each share of our Series D preferred is currently convertible, at the holder’s option, into 100 shares of our common stock and may be converted into additional shares of our common stock upon certain events as a result of antidilution provisions in our charter. In addition, we issued the WD warrants to purchase up to 7,267,286 shares of common stock, and exchanged existing warrants to purchase 791,044 shares of common stock for the WB warrants to purchase 791,044 shares of common stock. The WD warrants and WB warrants are currently exercisable for an aggregate of 8,059,330 shares of our common stock and may be converted into additional shares upon certain events as a result of antidilution provisions in the warrants. The Series D Preferred, together with the WD warrants and WB warrants, were issued in the Series D financing to several investment partnerships managed by Advent International Corporation and to holders of our Series B-I and Series B-II convertible preferred stock.

•                  In addition to the Series D preferred and the WD and WB warrants, we currently have additional warrants outstanding that are exercisable to purchase 1,023,474 shares of common stock at an exercise price of $9.76 per share and 9,720 shares of common stock at an exercise price of $120.98. Our common stockholders would be subject to substantial dilution if the Series D preferred is converted into common stock or if our outstanding warrants are exercised for common stock.

•                  Each share of Series D preferred is entitled to a cumulative dividend of 8.0% of the stated value per share of such Series D preferred per year, payable at the discretion of the board of directors or upon conversion of the Series D preferred to common stock or redemption of the Series D preferred. Accumulated dividends, when and if declared by our board, could be paid in cash or, subject to specified conditions, common stock. If we elect to pay dividends in shares of common stock, we will issue a number of shares of common stock equal to the quotient obtained by dividing the dividend payment by the volume weighted average of the sale prices of the common stock on the Nasdaq National Market for 20 consecutive trading days, ending on the fourth trading day prior to the required dividend payment date.

We are obligated to register for public sale shares of common stock issuable pursuant to our outstanding Series D preferred and warrants, and sales of those shares may result in a decrease in the price of our common stock.

We have granted rights to require that we register under the Securities Act the shares of common stock issuable upon the conversion of, or as dividends on, the Series D preferred and upon the exercise of either the WB warrants or WD warrants:

•                  Series D-1 preferred. The holders of the Series D-1 preferred have the right to demand that we file on their behalf up to four registration statements covering shares of common stock issuable upon (a) conversion of the Series D-1 preferred and (b) exercise of the WD warrants issued to the holders of the Series D-1 preferred.

•                  Series D-2 preferred. We previously filed a registration statement that covers all of the shares of common stock issuable upon (a) conversion of the Series D-2 preferred and (b) exercise of the WB and WD warrants issued to the initial holders of the Series D-2 preferred.

In addition, to the extent we elect to pay dividends on the Series D preferred in shares of our common stock, we are required to register such shares. Any sale of common stock into the public market by the holders of the Series D preferred, whether pursuant to this registration statement or another registration statement, could cause a decline in the trading price of our common stock.

Our repayment obligations under our convertible debentures or the repurchase of our convertible debentures in the open market could have a material adverse effect on our financial condition.

In June 1998, we completed a convertible debt offering of $86,250,000 in aggregate principal amount of 5 1/4% convertible subordinated debentures due June 15, 2005.  We set aside $45,000,000 of the Series D financing proceeds to redeem or repurchase, at or prior to maturity, a portion of the convertible debentures. Even assuming we apply all of the set-aside proceeds to redeem the convertible debentures, we will still be required to dedicate a substantial portion of our cash flows from operations, including from the sale of receivables, to repay the principal of and interest on the remaining convertible debentures. As of February 12, 2004, we have repurchased convertible debentures in the aggregate principal amount of $19,535,000. We may choose to repurchase additional convertible debentures in the open market, subject to compliance with applicable laws and approval of our board of directors. We cannot guarantee, however, that we will be able to effect these repurchases at favorable prices. Our further repurchases of convertible debentures will reduce the cash we have available to fund operations, research and product development, capital expenditures and other general corporate purposes. We have incurred net losses in the past and may incur losses in the future that may impair our ability to generate the cash required to meet our obligations under the convertible debentures. If we cannot generate sufficient cash to meet these obligations, we may be required to incur additional indebtedness or raise additional capital.

We may need to raise additional capital in the future and may not be able to secure adequate funds on terms acceptable to us or at all.

We expect that our current cash balances, cash-equivalents, short-term investments, proceeds from sales of installment contracts, funds available under our bank line of credit, and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may need to obtain additional financing thereafter or earlier, however, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses, including those related to the FTC proceedings or their outcome, or other unforeseen difficulties.

Our sales of receivables are an important part of our cash management program. Historically, we have had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation, and in December 2003 we entered into a third such arrangement with Silicon Valley Bank.  These contracts represent amounts due over the life of existing term licenses. During the six months ended December 31, 2003 our installments receivable balance decreased to $84.5 million at December 31, 2003 from $108.1 million at June 30, 2003. Under the three arrangements, we sold installments receivable of $51.8 million during the six months ended December 31, 2003. Our ability to continue these arrangements or replace them with similar arrangements is important to maintain adequate funding.

Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. In addition, the uncertain outcome of the FTC complaint impairs our ability to obtain additional financing. Until this complaint is resolved, or if any resolution is materially adverse to us, we expect our ability to obtain additional financing will be substantially impaired. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

The holders of our Series D Preferred and WB and WD warrants own a substantial portion of our capital stock that may afford them significant influence over our affairs.

As of December 31, 2003, the Series D Preferred (as converted to common stock) represented 42.8% of our outstanding common stock and the WB and WD warrants were exercisable for a number of shares representing 9.5% of our outstanding common stock (ignoring certain limitations on the ability to covert such shares or exercise such warrants). As a result, the holders of the Series D Preferred and the WB and WD warrants, if acting together, would have the ability to delay or prevent a change in control of our company that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

In addition, the holders of the Series D-1 Preferred have elected three of our board members. Accordingly, the holders of our Series D-1 Preferred may be able to exert substantial influence over matters submitted for board approval.

Our corporate documents and provisions of Delaware law may prevent a change in control or management that stockholders may consider desirable.

Section 203 of the Delaware General Corporation Law, laws of states in which we operate, and our charter and by-laws contain provisions that might enable our management to resist a takeover of our company. These provisions could have the effect of delaying, deferring, or preventing a change in control of our company or a change in our management that stockholders may consider favorable or beneficial. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to quantitative and qualitative disclosure about market risk is set forth in notes [2 and 3] under the caption “Notes to Consolidated Condensed Financial Statements,” and below under the captions “Investment Portfolio” and “Foreign Exchange Hedging.”

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

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars ($, in thousands):

	Fair Value at 12/31/2003	FY2004

Cash Equivalents	$124,941	$124,941
Weighted Average Interest Rate	0.91%	0.91%

Investments	$—	$—
Weighted Average Interest Rate	—%	—%

Total Portfolio	$124,941	$124,941
Weighted Average Interest Rate	0.91%	0.91%

Impact of Foreign Currency Rate Changes

During the first six months of fiscal 2004, the U.S. dollar generally weakened as compared to the Asia/Pacific, European and Canadian currencies. The translation of our intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts and installment receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $7.1 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Euro and Canadian currencies, which represented underlying customer accounts receivable transactions at December 31, 2003. At December 31, 2003 and 2002, the foreign exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income.

These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and losses related to these instruments for the three and six months ended December 31, 2003 and 2002 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The following table provides information about our foreign exchange forward contracts at December 31, 2003. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at December 31, 2003.

Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

Currency	Average Contract Rate	Forward Amount in U.S. Dollars (in thousands)	Contract Origination Date	Contract Maturity Date

Japanese Yen	108.64	$3,323	Various: Apr 02—Dec 03	Various: Jan 04—Jul 05
Euro	0.86	1,880	Various: Apr 02—Dec 03	Various: Jan 04—Oct 04
British Pound Sterling	0.62	1,194	Various: May 01—Dec 03	Various: Jan 04— Oct 04
Canadian Dollar	1.33	435	Various: Oct 03—Dec 03	Various: Jan 04— Oct 04
Swiss Franc	1.39	253	Various: Aug 02—Dec 03	Mar 04
		$7,085

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

FTC Complaint

In May 2002, we acquired Hyprotech Ltd. and related subsidiaries of AEA Technology plc, an English private limited company, for a purchase price of £67.5 million.  In June 2002, we received a letter from the FTC notifying us that it had commenced an investigation of the competitive effects of the Hyprotech acquisition.  Because the acquisition was not reportable under the Hart-Scott-Rodino Act, the FTC had not conducted any pre-merger review of the Hyprotech acquisition.  In September 2002, after we had supplied certain background information, the FTC issued a document subpoena and a Civil Investigative Demand, or CID.  We responded to the subpoena, the CID, second requests for information and interviews that were subsequently issued over the period from October 2002 through March 2003.  On August 7, 2003, the FTC announced that it had authorized its staff to file a civil administrative complaint alleging that our acquisition of Hyprotech was anti-competitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act.  The FTC staff filed its complaint the same day.

An administrative law judge will adjudicate the complaint in a trial-type proceeding scheduled for April 2004.  While the proceeding may be delayed, we expect the proceeding will begin no later than May 2004.  We are uncertain as to the length of the proceeding, but it could last in excess of a month.  After the presentation of all of the evidence, the administrative law judge will issue a written opinion.  The timing of the issuance of the opinion is uncertain and could take up to several months after the proceeding is concluded.  A copy of the complaint, as well as information regarding the complaint and general information about the FTC’s administrative procedures and possible remedies resulting from FTC merger challenges, can be found on the FTC’s website at www.ftc.gov.

Any decision of the administrative law judge may be appealed to the Commissioners of the FTC by either the FTC staff or us.  If a majority of the FTC Commissioners were to determine that we violated applicable law, we would have the right to appeal to a U.S. Court of Appeals.  Appeals to U.S. Courts of Appeals are often lengthy proceedings and generally extend for a year or two.  The FTC staff and we would have the right to petition the U.S. Supreme Court for review of any Court of Appeals decision.  The Supreme Court accepts very few cases each year, and it is uncertain whether they would accept our case for review.

If the FTC were to prevail in this challenge, it could seek to impose a wide variety of remedies, any of which would have a material adverse effect on our ability to continue to operate under our current business plans and on our results of operations.  These potential remedies include the divestiture of Hyprotech, as well as mandatory licensing of Hyprotech software products and other engineering software products to one or more of our competitors.  As of the filing date of this report, we have accrued $15 million to cover the cost of (1) professional service fees associated with our cooperation in the FTC’s investigation since its commencement on June 7, 2002, and (2) estimated future professional services fees relating to the initial proceeding and our preparation in advance of such proceeding.

Litigation

On May 31, 2002, we acquired the capital stock of Hyprotech from AEA Technology plc. AEA is engaged in arbitration proceedings in England over a contract dispute with KBC Advanced Technologies PLC, an English technology and consulting services company. The dispute remains in arbitration and concerns alleged breaches by each party of an agreement to develop and market a product known as HYSYS.Refinery. We indemnified AEA under the Sale and Purchase Agreement with AEA dated May 10, 2002 against any costs, damages or expenses in respect of a claim brought by KBC alleging damages due to AEA’s (a) failure to comply with its contractual obligations after the acquisition, (b) breach of non-competition clauses with respect to activities occurring after the acquisition, (c) breach of certain obligations to KBC under its agreement by virtue of the acquisition, or (d) execution of the acquisition agreement. On March 31, 2003, the arbitrator delivered a partial decision in the arbitration, as a result of which we have not received any request under the indemnification agreement, nor do we expect to receive one. Subsequently, AEA and KBC each issued a notice to the other terminating the contract between them. We expect that the arbitrator will determine whether either party had proper grounds for such termination notice. We are working with AEA in the resolution of this matter. It is too early to determine the likely outcome of this matter.

In addition, on September 11, 2002, KBC filed a separate complaint in state district court in Houston, Texas against us and Hyprotech. KBC’s claim alleges tortious interference with contract and existing business relations, tortious interference with prospective business relationships, conversion of intellectual property and civil conspiracy. KBC has requested actual and exemplary damages, costs and interest. We have filed a counterclaim against KBC requesting actual and punitive damages and attorney fees. A trial date has been set for January 19, 2004. On August 25, 2003, KBC filed an additional complaint in the state district court in Houston, Texas against us and

Hyprotech alleging breach of non-compete provisions and requesting injunctive relief preventing sale of our product Aspen RefSYS. We believe the causes of action to be without merit and will defend the case vigorously. On September 15, 2003, the court set aside the injunction pending resolution of the arbitration in London. The original trial date of January 19, 2004 has been postponed to November 10, 2004.

Item 4. Submission of Matters to a Vote of Securities Holders

We held our annual meeting of stockholders on December 9, 2003 to elect two directors to hold office until our 2006 annual meeting of stockholders.   Holders of our common stock and Series D-2 convertible preferred stock voted together on Proposal One, the election of directors at the annual meeting.  Holders of our Series D-1 convertible preferred stock are entitled to elect their own designees to our board of directors and are not entitled to vote with the holders of our common stock and Series D-2 convertible preferred stock in the general election of directors at the annual meeting.   Holders of our common stock, Series D-1 convertible preferred stock and Series D-2 convertible preferred stock voted together on Proposal Two, the amendment to our 1998 employee stock purchase plan.

Proxies for the meeting were solicited in accordance with Section 14(a) of the Securities Exchange Act pursuant to a proxy statement dated October 28, 2003.  There was no solicitation in opposition to the persons nominated by the board of directors, and both of the board’s nominees were elected. The votes cast by proxy or in person with respect to the election of directors, as determined by the final report of the inspectors, are set forth below.  There were no abstentions or broker non-votes with respect to the election of directors.

Nominee	Votes for Nominee	Votes Withheld
Douglas R. Brown	28,204,238	7,158,451
Stephen M. Jennings	28,189,138	7,173,551

In December 2003, we also announced the addition of two new directors to our board, effective as of the annual meeting. Gary E. Haroian was elected to our board of directors to replace Gresham T. Brebach, who announced his intention not to continue as a member of our board following the annual meeting.  Mark Fusco was elected to the board by Advent International under the terms of our Series D-1 convertible preferred stock to replace Stephen L. Brown, who had recently announced his intention not to stand for re-election at the annual meeting.  The following directors of the company continued in office after the annual meeting: Lawrence B. Evans, Douglas A. Kinsley, Joan C. McArdle, David L. McQuillin and Michael Pehl.

Stockholders also approved an amendment to our 1998 employee stock purchase plan to increase the number of shares of common stock authorized for issuance under the plan from 3,000,000 to 6,000,000, shares.  A total of 43,097,886 votes were cast in favor of this proposal, a total of 5,984,152 votes were cast against this proposal and a total of 3,210,231 votes abstained.

Item 6. Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description

10.1	Non-Recourse Receivables Purchase Agreement, dated December 31, 2003, by and between Silicon Valley Bank and Aspen Technology, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(b)                                 Reports on Form 8-K

On October 29, 2003, we filed a current report on Form 8-K furnishing under Item 12 a press release announcing our financial results for the quarter ended September 30, 2003.

On December 5, 2003, we filed a current report on Form 8-K announcing the election of two new directors to our board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.

Date: February 17, 2004	By:
s/ DAVID L. MCQUILLIN
David L. McQuillin
President and Chief Executive Officer

Date: February 17, 2004	By:	/s/ CHARLES F. KANE
Charles F. Kane
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Non-Recourse Receivables Purchase Agreement, dated December 31, 2003, by and between Silicon Valley Bank and Aspen Technology, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a or Rule 15d-14(a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a or Rule 15d-14(a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.)
32.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(b or Rule 15d-14(b of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(b or Rule 15d-14(b of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.)