Form 10-Q
period 2004-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2004-05-17
CIK 929940

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2004
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

        As of May 13, 2004, there were 41,279,008 shares of the registrant's common stock (par value $0.10 per share) outstanding.

Page
PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	47
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings	47
Item 6. Exhibits and Reports on Form 8-K	49
SIGNATURES	50
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASPEN TECHNOLOGY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2004	June 30, 2003
	(Unaudited and in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$114,387	$51,567
Accounts receivable, net	60,225	77,725
Unbilled services	18,399	15,279
Current portion of long-term installments receivable, net	20,301	34,720
Deferred tax asset	2,929	2,929
Prepaid expenses and other current assets	9,667	11,581

Total current assets	225,908	193,801
Long-term installments receivable, net	69,110	73,377
Property and leasehold improvements, at cost	89,993	128,016
Accumulated depreciation and amortization	(66,098)	(96,858)

	23,895	31,158
Computer software development costs, net	18,998	17,728
Purchased intellectual property, net	1,437	1,861
Other intangible assets, net	21,441	26,946
Goodwill, net	14,741	14,333
Deferred tax asset	13,831	13,831
Other assets	3,925	5,445

	$393,286	$378,480

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,996	$3,849
Amount owed to Accenture	—	8,162
Accounts payable and accrued expenses	70,949	82,094
Unearned revenue	18,714	20,492
Deferred revenue	36,007	37,266

Total current liabilities	127,666	151,863
Long-term debt and obligations, less current maturities	2,394	3,661
5 1/4% Convertible subordinated debentures	61,807	86,250
Deferred revenue, less current portion	6,637	9,815
Deferred tax liability	11,195	13,258
Other liabilities	8,150	16,009
Redeemable Preferred Stock
Outstanding—363,364 shares of Series D as of March 31, 2004 and 60,000 shares of Series B as of June 30, 2003	103,303	57,537
Stockholders' equity:
Common stock
Outstanding—41,204,626 as of March 31, 2004 and 39,045,804 as of June 30, 2003	4,145	3,929
Additional paid-in capital	338,062	315,726
Accumulated deficit	(271,227)	(277,610)
Accumulated other comprehensive gain (loss)	1,667	(1,445)
Treasury stock, at cost	(513)	(513)

Total stockholders' equity	72,134	40,087

	$393,286	$378,480

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(Unaudited and in thousands, except for per share data)
Software licenses	$35,914	$34,883	$108,736	$101,310
Service and other	44,785	44,846	129,397	138,642

Total revenues	80,699	79,729	238,133	239,952
Cost of software licenses	3,854	2,891	11,786	9,737
Cost of service and other	25,345	25,745	74,223	80,576
Amortization of technology related intangible assets	1,806	1,892	5,480	6,397
Impairment of technology related intangible and computer software development assets	—	—	—	8,037

Total cost of revenues	31,005	30,528	91,489	104,747
Gross profit	49,694	49,201	146,644	135,205
Selling and marketing	23,818	24,455	71,281	80,640
Research and development	14,234	15,727	44,534	49,469
General and administrative	6,292	7,001	19,525	21,240
Long-lived asset impairment charges	—	—	—	106,264
Restructuring charges and FTC legal costs	—	2,100	2,000	23,043

Operating expenses	44,344	49,283	137,340	280,656
Income (loss) from operations	5,350	(82)	9,304	(145,451)
Other income (expense), net	462	64	757	(750)
Interest income, net	460	349	2,077	1,198

Income (loss) before provision for income taxes	6,272	331	12,138	(145,003)
Provision for income taxes	1,352	—	2,855	—

Net income (loss)	4,920	331	9,283	(145,003)
Accretion of preferred stock discount and dividend	(3,400)	(2,291)	(2,900)	(6,812)

Net income (loss) applicable to common shareholders	$1,520	$(1,960)	$6,383	$(151,815)

Basic net income (loss) per share applicable to common shareholders	$0.04	$(0.05)	$0.16	$(3.96)

Diluted net income (loss) per share applicable to common shareholders	$0.03	$(0.05)	$0.13	$(3.96)

Weighted average shares outstanding—Basic	41,049	38,795	40,326	38,295

Weighted average shares outstanding—Diluted	51,907	38,795	48,275	38,295

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2004	2003
	(Unaudited and in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,283	$(145,003)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,367	22,611
(Gain) loss on sale of property	(170)	183
Asset impairment charges and write-offs under the restructuring charges	—	113,447
Research and development costs subject to common stock settlement	—	787
Deferred income taxes	(2,050)	(507)
Decrease in accounts receivable	19,307	20,006
(Increase) decrease in unbilled services	(2,712)	13,039
Decrease in installments receivable	20,759	10,570
Decrease in prepaid expenses and other current assets	3,942	4,462
Decrease in accounts payable and accrued expenses	(12,832)	(19,977)
Decrease in unearned revenue	(2,416)	(2,844)
(Decrease) increase in deferred revenue	(4,789)	2,263
Decrease in other liabilities	(7,859)	(1,945)

Net cash provided by operating activities	40,830	17,092
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(2,388)	(4,286)
Proceeds from sale of land	1,096	—
Sale of investment securities	—	18,535
Decrease in other long-term assets	1,042	867
Increase in computer software development costs	(5,303)	(5,560)
Cash used in the purchase of a business, net of cash acquired	(200)	—

Net cash (used in) provided by investing activities	(5,753)	9,556
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Series D redeemable convertible preferred stock	89,341	—
Retirement of Series B redeemable convertible preferred stock	(30,000)	—
Payment of Series B redeemable convertible preferred stock dividend	(296)	—
Issuance of common stock under employee stock purchase plans	3,022	3,295
Exercise of stock options	3,351	85
Payment of amount owed to Accenture	(10,068)	(5,767)
Payments of long-term debt and capital lease obligations	(28,307)	(5,033)

Net cash provided by (used in) financing activities	27,043	(7,420)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	700	615

INCREASE IN CASH AND CASH EQUIVALENTS	62,820	19,843
CASH AND CASH EQUIVALENTS, beginning of period	51,567	33,571

CASH AND CASH EQUIVALENTS, end of period	$114,387	$53,414

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Condensed and Consolidated Financial Statements

        In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these unaudited interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2003, which are contained in the Annual Report on 10-K of Aspen Technology, Inc. (the Company), as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of June 30, 2003 has been derived from the consolidated financial statements that have been audited by the Company's independent auditor. The results of operations for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2. Sale of Installments Receivable

        Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments primarily over a one- to six-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rates utilized for the three and nine months ended March 31, 2004 and 2003 were within the range of 7.0% to 7.5%.

        The Company has arrangements to sell certain of its installments receivable to two financial institutions. The Company sold, with limited recourse, certain of its installment contracts for aggregate proceeds of approximately $7.7 million and $41.4 million during the three and nine months ended March 31, 2004, respectively, and $16.6 million and $49.2 million during the three and nine months ended March 31, 2003, respectively. The financial institutions have certain recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions. Collections of these receivables reduce the Company's recourse obligations, as defined. Generally, no gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company and the financial institutions.

        At March 31, 2004, there was approximately $51 million of additional availability under the arrangements. The Company expects that there will be continued ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. The Company's potential recourse obligation related to these contracts is within the range of $3.0 million to $6.1 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

        In December 2003, the Company entered into an arrangement to sell certain of its accounts receivable to a third financial institution, Silicon Valley Bank, pursuant to which the Company has the ability to sell receivables through January 1, 2005. Under this agreement, the total outstanding balance of sold receivables may not exceed $30 million at any one time. The Company has agreed to act as the bank's agent for collection of the sold receivables. During the three and nine months ended March 31, 2004, the Company sold receivables for aggregate proceeds of $10.4 million and $28.5 million, respectively, under this agreement. As of March 31, 2004 there was $3.8 million in availability.

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

        Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company's installments receivable that are denominated in currencies other than the U.S. dollar, primarily the Euro, the Japanese Yen and the British Pound Sterling. These foreign exchange contracts are entered into to hedge recorded installments receivable made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies.

        In May 2002, as part of the acquisition of Hyprotech, the Company initiated loans with two foreign subsidiaries. The two loans, denominated in British pounds and Canadian dollars, were intended to be a natural hedge against foreign currency risk associated with installment receivable contracts acquired with Hyprotech that were denominated in a currency other than their functional currency. The loan denominated in British pounds was repaid in December 2003 and the loan denominated in Canadian dollars was repaid in January 2004.

        At March 31, 2004, the Company had effectively hedged $9.4 million of installments receivable and accounts receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than to hedge foreign currency risk. The gross value of the long-term installments receivable that were denominated in foreign currency was $26.0 million and $29.3 million at March 31, 2004 and 2003, respectively. The installments receivable held as of March 2004 mature at various times through July 2009. There have been no material net gains or losses recorded relating to hedge contracts for the periods presented.

        The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain accounts and installments receivable and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. During the three and nine months ended March 31, 2004 and 2003 the net gain recognized in the consolidated statements of operations was not material. A small portion of the forward foreign currency exchange contract is designated to hedge the future interest income of the related receivables. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge. During the three and nine months ended March 31, 2004 and 2003, net loss deferred in other comprehensive income was not material.

        The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of March 31, 2004. The information is provided in U.S. dollar amounts (in thousands), as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates:

	Notional Amount	Estimated Fair Value*	Average Contract Rate
Euro	$3,794	$3,881	0.84
Japanese Yen	3,577	3,701	108.19
British Pound Sterling	1,466	1,549	0.61
Canadian Dollar	526	539	1.34

	$9,363	$9,670

*
The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of March 31, 2004. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company's banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

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

        Had compensation cost for the Company's stock plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net income (loss) attributable to common shareholders, and net income (loss) attributable to common shareholders per share would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income (loss) attributable to common shareholders (in thousands)—
As reported	$1,520	$(1,960)	$6,383	$(151,815)
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,136	3,205	12,571	12,059

Pro forma	$384	$(5,165)	$(6,188)	$(163,874)

Net income (loss) attributable to common shareholders per share—Basic
As reported	$0.04	$(0.05)	$0.16	$(3.96)

Pro forma	0.01	(0.13)	(0.15)	(4.28)

Net income (loss) attributable to common shareholders per share—Diluted
As reported	$0.03	$(0.05)	$0.13	$(3.96)

Pro forma	0.01	(0.13)	(0.15)	(4.28)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Risk free interest rates	3.27%	2.78%	3.27–3.37%	2.78–3.29%
Expected dividend yield	None	None	None	None
Expected life	5 Years	5 Years	5 Years	5 Years
Expected volatility	99%	99%	99%–125%	99%
Weighted average fair value per option	$6.84	$2.17	$2.81	$2.34

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income (loss) applicable to common shareholders	$1,520	$(1,960)	$6,383	$(151,815)

Basic weighted average common shares outstanding	41,049	38,795	40,326	38,295
Common stock equivalents	10,858	—	7,949	—

Diluted weighted average shares outstanding	51,907	38,795	48,275	38,295

Basic net income (loss) per share applicable to common shareholders	$0.04	$(0.05)	$0.16	$(3.96)

Diluted net income (loss) per share applicable to common shareholders	$0.03	$(0.05)	$0.13	$(3.96)

        The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	As of March 31,
	2004	2003
Convertible preferred stock	36,336	3,135
Options and warrants	5,947	9,286
Convertible debt	1,167	1,628
Obligation subject to common stock settlement	—	2,086
Preferred stock dividend, to be settled in common stock	—	615

Total	43,450	16,750

6. Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three and nine months ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income (loss)	$4,920	$331	$9,283	$(145,003)
Unrealized gain (loss) on investments	—	(122)	—	(127)
Foreign currency adjustment	(479)	729	3,112	3,043

Comprehensive income (loss)	$4,441	$938	$12,395	$(142,087)

7. Restructuring Charges and FTC Legal Costs

(a)   Q2 FY04

        In December 2003, as part of the recurring analysis of the adequacy of the Company's reserves, management determined that an additional accrual of $2.0 million was required in connection with the ongoing proceedings relating to the anti-trust claims filed by the Federal Trade Commission (FTC) with respect to the Company's acquisition of Hyprotech, Ltd. This determination was based on current estimates of future time and effort required to bring the matter to resolution.

(b)   Q2 FY03

        In October 2002, management initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, management revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which had been affected the most by the economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, cancellation of certain internal capital projects and discontinuation of development and support for certain non-critical products. As a result of the discontinuation of development and support for certain products, coupled with the revised revenue expectations, certain long-lived assets were reviewed and determined to be impaired in accordance with SFAS No. 144. These actions resulted in an aggregate charge of $55.6 million, recorded during the three months ended December 31, 2002. In June 2003, the Company reviewed its estimates to this plan and recorded a $12.5 million increase to the accrual, primarily due to revisions of the facility sub-lease assumptions, as well as increases to severance and other costs. As of March 31, 2004, there was $13.6 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the nine months ended March 31, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Disposition Costs	Total
Accrued expenses, June 30, 2003	$13,799	$2,731	$1,580	$18,110
Payments	(269)	(1,183)	(544)	(1,996)

Accrued expenses, September 30, 2003	13,530	1,548	1,036	16,114
Payments	(359)	(870)	(150)	(1,379)

Accrued expenses, December 31, 2003	13,171	678	886	14,735
Payments	(977)	(77)	(50)	(1,104)

Accrued expenses, March 31, 2004	$12,194	$601	$836	$13,631

Expected final payment date	December 2010	April 2005	April 2005

(c)   Q4 FY02

        In the fourth quarter of fiscal 2002, the Company initiated a plan to reduce its operating expenses and to restructure operations around its two primary product lines, engineering software and manufacturing/supply chain software. The Company reduced worldwide headcount by approximately 10% or 200 employees, closed-down and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $14.4 million. As of March 31, 2004, there was $4.3 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations and lease payments. During the nine months ended March 31, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2003	$4,206	$1,688	$5,894
Payments	(233)	(283)	(516)

Accrued expenses, September 30, 2003	3,973	1,405	5,378
Payments	(214)	(194)	(408)

Accrued expenses, December 31, 2003	3,759	1,211	4,970
Payments	(352)	(311)	(663)

Accrued expenses, March 31, 2004	$3,407	$900	$4,307

Expected final payment date	December 2010	April 2005

(d)   Q4 FY01

        In the third quarter of fiscal 2001, the revenues realized by the Company were below the Company's expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. At that time, the Company also reduced its revenue expectations for the fourth quarter of fiscal year 2001 and for the fiscal year 2002. Based on the reduced revenue expectations, Company management evaluated the business plan and made significant changes, resulting in a restructuring plan for the Company's operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of the Company's e-business focus to emphasize its marketplace solutions. The restructuring plan resulted in a pretax charge totaling $7.0 million. As of March 31, 2004, there was $0.4 million remaining in accrued expenses and other liabilities relating to the restructuring. During the nine months ended March 31, 2004, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2003	$740
Payments	(100)

Accrued expenses, September 30, 2003	640
Payments	(122)

Accrued expenses, December 31, 2003	518
Payments	(126)

Accrued expenses, March 31, 2004	$392

Expected final payment date	March 2008

(e)   Q4 FY99

        In the fourth quarter of fiscal 1999, the Company undertook certain actions to restructure its business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of the Company's core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. As of March 31, 2004, there was $0.5 million remaining in the accrued expenses and other liabilities relating to the restructuring. During the nine months ended March 31, 2004, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2003	$522
Sublease receipts, net of lease payments	50

Accrued expenses, September 30, 2003	572
Sublease receipts, net of lease payments	(25)

Accrued expenses, December 31, 2003	547
Sublease receipts, net of lease payments	(18)

Accrued expenses, March 31, 2004	$529

Expected final payment date	December 2004

8. Commitments and Contingencies

(a)   FTC complaint

        On August 7, 2003, the Federal Trade Commission (FTC) announced that it had authorized its staff to file a civil administrative complaint alleging that the Company's acquisition of Hyprotech in May 2002 was anticompetitive and seeking to declare the acquisition in violation of Section 5 of the FTC Act and Section 7 of the Clayton Act. An administrative law judge will adjudicate the complaint in a trial-type proceeding that has been rescheduled for June 2004, pursuant to an order from the judge determining the rescheduling to be in the best interests of the parties and to conserve the resources of the parties and the Court. While the proceeding may be delayed, it is expected to begin no later than July 2004. After the presentation of all of the evidence, the administrative law judge will issue a written opinion.

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

        If the FTC were to prevail in these proceedings, it could seek to impose a wide variety of remedies, any of which would have a material adverse effect on the Company's ability to continue to operate under its current business plans and on its results of operations. These potential remedies include the divestiture of Hyprotech, as well as mandatory licensing of Hyprotech software products and other engineering software products to one or more of the Company's competitors. As of May 17, 2004, the Company had accrued $15 million to cover the cost of (1) professional service fees associated with the Company's cooperation in the FTC's investigation since its commencement on June 7, 2002, and (2) estimated future professional services fees relating to the initial proceeding and the Company's preparation in advance of such proceeding.

        We understand that the FTC has typically prevailed in merger challenges, and that there is a substantial probability that the FTC will prevail in its challenge to our acquisition of Hyprotech. Because of the length of the appeals process, the outcome of this matter may not be determined for several years. The likely outcome of this matter is not estimable at this time.

(b)   Litigation

        On May 31, 2002, the Company acquired the capital stock of Hyprotech from AEA Technology plc. AEA is engaged in arbitration proceedings in England over a contract dispute with KBC Advanced Technologies PLC, an English technology and consulting services company. The dispute remains in arbitration and concerns alleged breaches by each party of an agreement to develop and market a product known as HYSYS.Refinery. The Company indemnified AEA under the sale and purchase agreement with AEA dated May 10, 2002 against any costs, damages or expenses in respect of a claim brought by KBC alleging damages due to AEA's (a) failure to comply with its contractual obligations after the acquisition, (b) breach of non-competition clauses with respect to activities occurring after the acquisition, (c) breach of certain obligations to KBC under its agreement by virtue of the acquisition, or (d) execution of the acquisition agreement. On March 31, 2003, the arbitrator delivered a partial decision in the arbitration, as a result of which the Company has not received any request under the indemnification agreement, nor does the Company expect to receive one. On April 22, 2004 the arbitrator delivered a further partial decision stating that (a) the contract between AEA and KBC had been terminated and that AEA and Hyprotech were in breach of the non-compete provisions contained in that agreement, and (b) for a period of three years from the date of the award, Hyprotech shall not directly or indirectly sell or market a product which competes with HYSYS.Refinery. A further hearing is scheduled in late September 2004, at which the arbitrator will determine whether there has been a breach by Hyprotech of obligations relating to confidentiality. The Company believes that no such breach occurred. The Company is working with AEA in the resolution of this matter.

        In addition, on September 11, 2002, KBC filed a separate complaint in state district court in Houston, Texas against the Company and Hyprotech. KBC's claim alleges tortious interference with contract and existing business relations, tortious interference with prospective business relationships, conversion of intellectual property and civil conspiracy. KBC has requested actual and exemplary damages, costs and interest. The Company believes the causes of action to be without merit and will defend the case vigorously. Also, the Company has filed a counterclaim against KBC requesting actual and punitive damages and attorney fees. A trial date has been set for November 10, 2004. On August 25, 2003, KBC filed an additional complaint in the state district court in Houston, Texas against the Company and Hyprotech alleging breach of non-compete provisions and requesting injunctive relief preventing sale of its product, Aspen RefSYS. On September 15, 2003, the court set aside the application for injunction pending resolution of the arbitration in London. Following the London arbitrator's award of April 22, 2004 in relation to the non-compete, on May 7, 2004, the Houston court agreed to enter a judgment in Texas against Hyprotech in exactly the same terms as the arbitrator's award against Hyprotech. The Houston court further stated that KBC may not bring any further claims against Hyprotech in Houston and that all such claims are reserved for the arbitrator in London. KBC has applied to the Houston court to have re-instated its application for injunctive relief against the Company. There is to be a hearing in Houston on May 17, 2004 in this regard.

9. Reclassifications

        Certain balances within the accompanying consolidated condensed statements of operations have been reclassified, as follows:

  •
  Amortization expenses from technology-related intangible assets totaling $1.8 million and $5.5 million in the three and nine months ended March 31, 2004, and $1.9 million and $6.4 million in the three and nine months ended March 31, 2003, respectively, have been reclassified from general and administrative expenses to cost of revenues.

  •
  Charges related to the impairment of technology-related intangible assets and computer software development assets totaling $8.0 million in the nine months ended March 31, 2003 have been reclassified from restructuring charges and FTC legal costs to cost of revenues.

  •
  Asset impairment charges totaling $31.5 million in the nine months ended March 31, 2003 have been reclassified from restructuring charges and FTC legal costs, to long-lived asset impairment charges.

10. Preferred Stock Financing

        In August 2003, the Company issued and sold 300,300 shares of Series D-1 convertible preferred stock (Series D-1 Preferred), along with warrants to purchase up to 6,006,006 shares of common stock at a price of $3.33 per share, in a private placement to several investment partnerships managed by Advent International Corporation for an aggregate purchase price of $100.0 million. Concurrently, the Company paid cash of $30.0 million and issued 63,064 shares of Series D-2 convertible preferred stock (Series D-2 Preferred), along with warrants to purchase up to 1,261,280 shares of common stock at a price of $3.33 per share, to repurchase all of the outstanding Series B-I and B-II convertible preferred stock (the Series B Preferred). In addition the Company exchanged existing warrants to purchase 791,044 shares of common stock at an exercise price ranging from $20.64 to $23.99 held by the holders of the Series B Preferred, for new warrants to purchase 791,044 shares of common stock at an exercise price of $4.08.

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

        The value of total consideration paid to the holders of the Series B Preferred, consisting of cash, Series D-2 Preferred and warrants, was less than the carrying value of the Series B Preferred at the time of retirement. This resulted in a gain of $6.5 million, which the Company recorded in the accretion of preferred stock discount and dividend line of the accompanying consolidated condensed statement of operations.

        Each share of Series D Preferred is entitled to vote on all matters in which holders of common stock are entitled to vote, receiving a number of votes equal to the number of shares of common stock into which it is then convertible. In addition, holders of Series D-1 Preferred, as a separate class, are entitled to elect a certain number of directors, based on a formula as defined in the series D Preferred Certificate of Designations. The holders of the Series D-1 Preferred are entitled to elect a number of the Company's directors calculated as a ratio of the Series D-1 Preferred voting power as compared to the total voting power of the Company's common stock. The Series D-1 Preferred holders have elected four of the Company's current directors.

        The Series D Preferred earns cumulative dividends at an annual rate of 8%, which are payable when and if declared by the Board of Directors, in cash or, subject to certain conditions, common stock.

        Each share of Series D Preferred is convertible at any time into a number of shares of common stock equal to its stated value divided by the then-effective conversion price. The stated value is currently $333.00 per share and is subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, or like occurrences. The current conversion price is $3.33 per share. As a result, each share of Series D Preferred currently is convertible into 100 shares of common stock, and in the aggregate, the Series D Preferred currently are convertible into 36,336,400 shares of common stock. The Series D Preferred have anti-dilution rights that will adjust the conversion ratio downwards in the event that the Company issues certain additional securities at a price per share less than the conversion price then in effect.

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

        In the accompanying consolidated condensed statements of operations, the accretion of preferred stock discount and dividend consist of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Accrual of dividend on Series B preferred stock	$—	$(592)	$(296)	$(1,802)
Accretion of discount on Series B preferred stock	—	(1,699)	(643)	(5,010)
Gain on retirement of Series B preferred stock, net of warrant modification charge	—	—	6,452	—
Accrual of dividend on Series D preferred stock	(2,493)	—	(6,147)	—
Accretion of discount on Series D preferred stock	(907)	—	(2,266)	—

Total	$(3,400)	$(2,291)	$(2,900)	$(6,812)

11. Retirement of 5 1/4% Convertible Subordinated Debentures

        During September 2003, the Company used a portion of the proceeds from the Series D Preferred financing and repurchased and retired $12.5 million of its 5 1/4% convertible debentures.

        During the three months ended March 31, 2004, the Company used a portion of the proceeds from the Series D Preferred financing and repurchased and retired an additional $11.9 million of its 5 1/4% convertible debentures

12. Fully Depreciated Fixed Assets

        During the three months ended March 31, 2004, the Company began the process of conducting a physical inventory of all its property and leasehold improvements. During the inventory process, a number of fully depreciated assets were identified as no longer being in service. As a result, the Company removed from the property and leasehold improvement accounts cost and accumulated depreciation of approximately $35.5 million. Since the assets had been fully depreciated, there was no impact on the statement of operations.

13. Segment Information

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

	License	Consulting Services	Maintenance and Training	Total
Three Months Ended March 31, 2004—
Revenues from unaffiliated customers	$35,914	$25,219	$19,566	$80,699
Controllable expenses	15,762	17,346	3,752	36,860

Controllable margin(1)	$20,152	$7,873	$15,814	$43,839

Three Months Ended March 31, 2003—
Revenues from unaffiliated customers	$34,883	$25,237	$19,609	$79,729
Controllable expenses	15,023	18,684	3,075	36,782

Controllable margin(1)	$19,860	$6,553	$16,534	$42,947

Nine Months Ended March 31, 2004—
Revenues from unaffiliated customers	$108,736	$72,074	$57,323	$238,133
Controllable expenses	49,098	50,426	10,678	110,202

Controllable margin(1)	$59,638	$21,648	$46,645	$127,931

Nine Months Ended March 31, 2003—
Revenues from unaffiliated customers	$101,310	$79,818	$58,824	$239,952
Controllable expenses	49,277	62,045	9,427	120,749

Controllable margin(1)	$52,033	$17,773	$49,397	$119,203

(1)
The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Total controllable margin for reportable segments	$43,839	$42,947	$127,931	$119,203
Selling and marketing	(21,175)	(20,921)	(63,211)	(69,414)
General and administrative and overhead	(17,314)	(20,008)	(53,416)	(57,896)
Asset impairment losses	—	—	—	(114,301)
Restructuring charges and FTC legal costs	—	(2,100)	(2,000)	(23,043)
Interest and other income and expense, net	922	413	2,834	448

Income (loss) before provision for income taxes	$6,272	$331	$12,138	$(145,003)

14. Recent Accounting Pronouncements

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

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. In December 2003 the FASB revised FIN 46. First, FIN 46 will require identification of the Company's participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure regarding interests in VIE that are deemed significant, even if consolidation is not required. Certain provisions of FIN 46, as revised, relating to the consolidation of special-purpose entities are effective for periods ending after

December 15, 2003. The adoption of these provisions did not have an impact on the Company's financial position, results of operations or cash flows. The remaining provisions of FIN 46, as revised, relating to the consolidation or disclosure of all other VIE are effective for periods ending after March 15, 2004. The adoption of these provisions did not have an impact on the Company's financial position, results of operations or cash flows.

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

        We typically license our engineering solutions for terms of three to six years and license our manufacturing/supply chain solutions for terms of 99 years.

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

Significant Events—Quarter Ended March 31, 2004

        During January and March 2004, we repurchased and retired $11.9 million of our 5 1/4% convertible subordinated debentures due June 15, 2005, which we refer to as the convertible debentures.

Significant Events—Quarter Ended December 31, 2003

        In December 2003, we entered into an arrangement to sell certain of our accounts receivable to a third financial institution, Silicon Valley Bank, pursuant to which we have the ability to sell receivables through January 1, 2005. Under the terms of this agreement, the total outstanding balance of sold receivables may not exceed $30 million at any one time. We have agreed to act as the bank's agent for collection of the sold receivables.

Significant Events—Quarter Ended September 30, 2003

        On August 14, 2003, we issued and sold 300,300 shares of Series D-1 convertible preferred stock, or Series D-1 preferred. We also delivered cash and 63,064 shares of Series D-2 convertible preferred stock, or Series D-2 preferred, in consideration for the surrender of all of our outstanding Series B-I and Series B-II convertible preferred stock, or Series B preferred. We refer to these transactions as the Series D financing. Each share of Series D-1 preferred and Series D-2 preferred, which we refer to collectively as the Series D preferred, is currently convertible into a number of shares of common stock equal to the stated value of $333.00, divided by a conversion price of $3.33. In addition, we issued warrants to purchase up to 7,267,286 shares of common stock at a purchase price of $3.33 per share, which we refer to as the WD warrants, and exchanged existing warrants to purchase 791,044 shares of common stock for new warrants to purchase 791,044 shares of common stock at a purchase price of $4.08 per share, which we refer to as the WB warrants.

        During September 2003, we used a portion of the proceeds from the Series D preferred financing to repurchase and retire $12.5 million of the convertible debentures. In addition, we also paid $8.2 million to settle our remaining obligation to Accenture.

Summary of Restructuring Accruals

  Fiscal 2003

        In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below our expectations and to general economic uncertainties. In addition, we revised our revenue expectations for the remainder of the fiscal year and beyond, primarily related to our manufacturing/supply chain product line, which has been affected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, cancellation of certain internal capital projects and discontinuation of development and support for certain non-critical products. As a result of the discontinuation of development and support for certain products, coupled with the revised revenue expectations, certain long-lived assets were reviewed and determined to be impaired in accordance with SFAS No. 144. These actions resulted in an aggregate restructuring charge of $55.6 million. In June 2003, we reviewed our estimates to this plan and recorded a $12.5 million increase to the accrual, primarily due to revisions of the facility sub-leasing assumptions, as well as increases to severance and other costs. As of March 31, 2004, there was $13.6 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the nine months ended March 31, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Disposition Costs	Total
Accrued expenses, June 30, 2003	$13,799	$2,731	$1,580	$18,110
Payments	(269)	(1,183)	(544)	(1,996)

Accrued expenses, September 30, 2003	13,530	1,548	1,036	16,114
Payments	(359)	(870)	(150)	(1,379)

Accrued expenses, December 31, 2003	13,171	678	886	14,735
Payments	(977)	(77)	(50)	(1,104)

Accrued expenses, March 31, 2004	$12,194	$601	$836	$13,631

Expected final payment date	December 2010	April 2005	April 2005

  Fiscal 2002

        In the fourth quarter of fiscal 2002, we initiated a plan to reduce operating expenses and to restructure operations around our two primary product lines, engineering software and manufacturing/supply chain software. We reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $14.4 million. As of March 31, 2004, there was approximately $4.3 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the nine months ended March 31, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2003	$4,206	$1,688	$5,894
Payments	(233)	(283)	(516)

Accrued expenses, September 30, 2003	3,973	1,405	5,378
Payments	(214)	(194)	(408)

Accrued expenses, December 31, 2003	3,759	1,211	4,970
Payments	(352)	(311)	(663)

Accrued expenses, March 31, 2004	$3,407	$900	$4,307

Expected final payment date	December 2010	April 2005

  Fiscal 2001

        In the third quarter of fiscal 2001, the revenues we realized were below expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. At that time, we also reduced our revenue expectations for the fourth quarter of fiscal year 2001 and for the fiscal year 2002. Based on the reduced revenue expectations, management evaluated the business plan and made significant changes, resulting in a restructuring plan for our operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of our e-business focus to emphasize our marketplace solutions. The restructuring plan resulted in a pretax charge totaling $7.0 million. As of March 31, 2004, there was approximately $0.4 million remaining in accrued expenses relating to the restructuring. During the nine months ended March 31, 2004, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2003	$740
Payments	(100)

Accrued expenses, September 30, 2003	640
Payments	(122)

Accrued expenses, December 31, 2003	518
Payments	(126)

Accrued expenses, March 31, 2004	$392

Expected final payment date	March 2008

  Fiscal 1999

        In the fourth quarter of fiscal 1999, we undertook certain actions to restructure our business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of our core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. As of March 31, 2004, there was approximately $0.5 million remaining in the accrued expenses relating to the restructuring. During the nine months ended March 31, 2004, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2003	$522
Sublease receipts, net of lease payments	50

Accrued expenses, September 30, 2003	572
Sublease receipts, net of lease payments	(25)

Accrued expenses, December 31, 2003	547
Sublease receipts, net of lease payments	(18)

Accrued expenses, March 31, 2004	$529

Expected final payment date	December 2004

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

  •
  Impairment of long-lived assets, goodwill and intangible assets,

  •
  Accrual of legal fees associated with outstanding litigation,

  •
  Accounting for income taxes, and

  •
  Allowance for doubtful accounts.

Revenue Recognition—Software Licenses

        We recognize software license revenue in accordance with American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-4 and SOP No. 98-9, as well as the various interpretations and clarifications of those statements. These statements require that four basic criteria must be satisfied before software license revenue can be recognized:

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

Impairment of Long-lived Assets, Goodwill and Intangible Assets

        In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review the carrying value of long-lived assets when circumstances dictate that they should be reevaluated, based upon the expected future operating cash flows of our business. These future cash flow estimates are based on historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Historically, actual results have occasionally differed from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates, and accordingly cause a full impairment of our long-lived assets.

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

        The timing and size of any future impairment charges would involve the application of management's judgment and estimates and could result in the write-off of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $84.4 million as of March 31, 2004.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. Historically our estimates have occasionally differed from the eventual actual results. In the future, if actual results differ from our estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could result in a tax provision equal to the carrying value of our deferred tax assets, which amounted to $16.8 million as of March 31, 2004.

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

Results of Operations

        The following table sets forth the percentages of total revenues represented by certain consolidated condensed statement of operations data for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenues:
Software licenses	44.5%	43.8%	45.7%	42.2%
Service and other	55.5	56.2	54.3	57.8

Total revenues	100.0	100.0	100.0	100.0
Cost of licenses	4.8	3.6	4.9	4.1
Cost of service and other	31.4	32.3	31.2	33.6
Amortization of technology related assets	2.2	2.4	2.3	2.7
Impairment of technology related intangible and computer software development assets	—	—	—	3.3

Total cost of revenues	38.4	38.3	38.4	43.7
Gross profit	61.6	61.7	61.6	56.3
Selling and marketing	29.6	30.7	30.0	33.5
Research and development	17.6	19.7	18.7	20.6
General and administrative	7.8	8.8	8.2	8.9
Long-lived asset impairment charges	—	—	—	44.3
Restructuring charges and FTC legal costs	—	2.6	0.8	9.6

Total operating expenses	55.0	61.8	57.7	116.9

Income (loss) from operations	6.6	(0.1)	3.9	(60.6)
Other income (expense), net	0.6	0.1	0.3	(0.3)
Interest income, net	0.6	0.4	0.9	0.5

Income (loss) before provision for income taxes	7.8%	0.4%	5.1%	(60.4)%

Comparison of the Three and Nine Months Ended March 31, 2004 and 2003

Total Revenues

        Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for the three months ended March 31, 2004 increased 1.2% to $80.7 million from $79.7 million in the three months ended March 31, 2003. Total revenues for the nine months ended March 31, 2004 decreased 0.8% to $238.1 million from $240.0 million in the nine months ended March 31, 2003.

        Total revenues from customers outside the United States were $50.6 million and $135.9 million, or 62.7% and 57.1% of total revenues for the three and nine months ended March 31, 2004, respectively, as compared to $47.1 million and $129.3 million, or 59.1% and 53.9%, of total revenues for the three and nine months ended March 31, 2003, respectively. The geographical mix of license revenues can vary from quarter to quarter; however, for fiscal 2004, the overall geographical mix of revenues from customers outside the United States is expected to be relatively consistent with the prior fiscal year.

Software License Revenues

        Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. Software license revenues represented 44.5% of total revenues for the three months ended March 31, 2004, as compared to 43.8% in the three months ended March 31, 2003. Revenues from software licenses for the three months ended March 31, 2004 increased 3.0% to $35.9 million from $34.9 million in the three months ended March 31, 2003.

        Software license revenues represented 45.7% of total revenues for the nine months ended March 31, 2004, as compared to 42.2% in the nine months ended March 31, 2003. Revenues from software licenses for the nine months ended March 31, 2004 increased 7.3% to $108.7 million from $101.3 million in the nine months ended March 31, 2003.

        These increases are primarily due to a modest increase in demand for products from our manufacturing/supply chain product line, as well as a modest increase in revenues from our customers in the chemical manufacturing industry. For the three and nine months ended March 31, 2004, approximately 70% and 30% of our license revenue was derived from products in the engineering product line and manufacturing/supply chain product line, respectively, as compared to approximately 75% and 25%, respectively, in the three and nine months ended March 31 2003.

Service and Other Revenues

        Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues totaling $44.8 million from service and other for the three months ended March 31, 2004 did not change significantly as compared to the three months ended March 31, 2003. Revenues from service and other for the nine months ended March 31, 2004 decreased 6.7% to $129.4 million from $138.6 million in the nine months ended March 31, 2003.

        The decrease when comparing the nine month periods is attributable primarily to the consulting services business. Consulting services decreased due to a $3.5 million decline in reimbursable expenses for the nine month periods, and due to the general low-level of licenses of our manufacturing/supply chain products during the two most recent fiscal years. Our consulting services are more heavily linked to the implementation of our manufacturing/supply chain products than they are to our engineering products.

Cost of Software Licenses

        Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to the delivery of software, including disk duplication and third party software costs, printing of manuals and packaging. Cost of software licenses for the three months ended March 31, 2004 increased 33.3% to $3.9 million from $2.9 million in the three months ended March 31, 2003. Cost of software licenses for the nine months ended March 31, 2004 increased 21.0% to $11.8 million from $9.7 million in the nine months ended March 31, 2003. Cost of software licenses as a percentage of revenues from software licenses was 10.7% and 10.8% for the three and nine months ended March 31, 2004, respectively, as compared to 8.3% and 9.6% for the three and nine months ended March 31, 2003, respectively.

        The increase in the three month periods is primarily due to an increase in royalty costs of $0.6 million and amortization of computer software development costs of $0.5 million. The increase in the nine month periods is primarily due to an increase in royalty costs of $1.4 million. The increases in royalty costs are due to charges related to our royalty obligation to Accenture, and the increases in the amortization of computer software development costs is due to two significant product releases, AES 12.1 and AMS 6.0, during the first part of this fiscal year.

Cost of Service and Other

        Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for the three months ended March 31, 2004 decreased 1.6% to $25.3 million from $25.7 million in the three months ended March 31, 2003. Cost of service and other for the nine months ended March 31, 2004 decreased 7.9% to $74.2 million from $80.6 million in the nine months ended March 31, 2003. Cost of service and other as a percentage of service and other revenues was 56.6% and 57.4% in the three and nine months ended March 31, 2004, respectively, as compared to 57.4% and 58.1% in the three and nine months ended March 31, 2003, respectively.

        The decrease in the three month periods is not significant. The decrease in the nine month periods is primarily due to decreased payroll and benefit costs of $3.0 million related to reductions in headcount, as well as a decrease in reimbursable expenses of $3.5 million. The costs of service and other as a percentage of service and other revenues are generally consistent from period to period, showing a modest decrease as our utilization rates have increased.

Amortization of Technology Related Intangible Assets

        Amortization of technology related intangible assets consists of the amortization from intangible assets obtained in acquisitions. These assets are generally being amortized over a period of three to five years. Amortization for the three months ended March 31, 2004 decreased 4.5% to $1.8 million from $1.9 million in the three months ended March 31, 2003, and for the nine months ended March 31, 2004 decreased 14.3% to $5.5 million from $6.4 million in the nine months ended March 31, 2003.

        The decrease in the three month periods is not significant. The decrease in the nine month periods is primarily due to the discontinued amortization of $5.2 million of intangible assets for which an impairment was recorded in the three months ended December 31, 2002.

Selling and Marketing Expenses

        Selling and marketing expenses for the three months ended March 31, 2004 decreased 2.6% to $23.8 million from $24.5 million in the three months ended March 31, 2003. Selling and marketing expenses for the nine months ended March 31, 2004 decreased 11.6% to $71.3 million from $80.6 million in the nine months ended March 31, 2003. As a percentage of total revenues, selling and marketing expenses were 29.6% and 30.0% for the three and nine months ended March 31, 2004, respectively, as compared to 30.7% and 33.5% for the three and nine months ended March 31, 2003, respectively.

        The decrease in the three month periods is primarily due to a decrease in advertising costs of $2.0 million related to our October 2002 AspenWorld conference in the prior year, partially offset by increased salary and benefit costs of $0.9 million attributable to increased sales headcount. The decrease in the nine month periods is primarily due to a decrease in advertising costs of $3.1 million related to AspenWorld in the prior year, a decrease in payroll and benefit costs of $2.2 million attributable to the headcount reductions effected in the October 2002 restructuring plan, and a decrease in external sales commissions of $1.8 million.

Research and Development Expenses

        Research and development expenses consist primarily of personnel and outside consultancy costs required to conduct our product development efforts. Capitalized software development costs are amortized over the estimated remaining economic life of the relevant product, not to exceed three years. Research and development expenses during the three months ended March 31, 2004 decreased 9.5% to $14.2 million from $15.7 million in the three months ended March 31, 2003. Research and development expenses during the nine months ended March 31, 2004 decreased 10.0% to $44.5 million from $49.5 million in the nine months ended March 31, 2003. As a percentage of revenues, research and development costs were 17.6% and 18.7% for the three and nine months ended March 31, 2004, respectively, as compared to 19.7% and 20.6% for the three and nine months ended March 31, 2003, respectively.

        The decrease in both the three and nine month periods is primarily attributable to a decrease in salary and benefit costs associated with the reductions in headcount from the October 2002 restructuring plan.

        We capitalized software development costs that amounted to 12.8% and 11.2% of our total research and development costs during the three and nine months ended March 31, 2004, respectively, as compared to 11.5% and 15.2% during the three and nine months ended March 31, 2003, respectively. These percentages will vary from quarter to quarter, depending upon the stage of development for the various projects in a given period. The decrease in the nine month period is primarily due to the completion of product development activity related to two significant product releases during the first part of fiscal 2004.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel and outside professional fees. General and administrative expenses for the three months ended March 31, 2004 decreased 10.1% to $6.3 million from $7.0 million for the three months ended March 31, 2003. General and administrative expenses for the nine months ended March 31, 2004 decreased 8.1% to $19.5 million from $21.2 million for the nine months ended March 31, 2003.

        The decrease in both the three and nine month periods is primarily attributable to a decrease in salary and benefit costs associated with reductions in headcount.

Other Income (Expense), Net

        Other income (expense), net is generated by foreign currency exchange fluctuations, income (loss) on equity in joint ventures, realized gains on the sale of investments and other non-operating income and expense. Other income (expense), net was income of $0.5 million and $0.8 million for the three and nine months ended March 31, 2004, as compared to income of $0.1 million and expense of $(0.8) million for the three and nine months ended March 31, 2003, respectively. These increases in other income (expense), net result primarily from a gain on the sale of land in Houston, Texas, gains on the sale of receivables, gains related to favorable foreign exchange movements, and gains on the repurchase of convertible debt.

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

        We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any one year is the result of the implicit interest rate established by us on installment contracts and the size of the contract portfolio. Interest income was $1.7 million and $5.8 million for the three and nine months ended March 31, 2004, as compared to $2.0 million and $6.6 million for the three and nine months ended March 31, 2003, respectively. The decreases in interest income result primarily from lower levels of installments receivable as compared to the prior year.

Interest Expense

        Interest expense is generated from interest charged on our convertible debentures, notes payable and capital lease obligations. Interest expense was $1.3 million and $3.8 million for the three and nine months ended March 31, 2004, as compared to $1.7 million and $5.5 million for the three and nine months ended March 31, 2003, respectively. The decreases in interest expense result from the elimination of interest earning debt, such as the payment of the obligation to Accenture in August 2003 and the repurchase and retirement of a portion of the convertible debentures in September 2003, January 2004 and March 2004.

Tax Rate

        The effective tax rate used for the three and nine months ended March 31, 2004 was approximately 22% of pretax income and relates to taxable income generated in the United States which is only partially offset by the usage of net operating loss carryforwards due to an ownership change limitation, foreign withholding taxes, and income taxes in foreign jurisdictions in which we have no net operating loss carryforwards. We did not record an income tax provision or benefit for the three or nine months ended March 31, 2003, as we provided a full valuation against the tax loss carryforwards that were generated during the period.

Liquidity and Capital Resources

        During the nine months ended March 31, 2004, operating activities provided $40.8 million of cash primarily due to income from operations, our commitment to both the aggressive collection of receivables and the increased sale of receivables, partially offset by the continuing cash payments related to the ongoing proceedings in connection with the anti-trust claims filed by the Federal Trade Commission, or FTC, with respect to our acquisition of Hyprotech, Ltd., and our previous restructuring charges. Investing activities used $5.8 million of cash primarily as a result of the capitalization of computer software development costs and the ordinary purchases of property and equipment, partially offset by the proceeds from the sale of land in December 2003. Financing activities provided $27.0 million of cash primarily due to the proceeds from the Series D financing, partially offset by pay-off of amounts owed to Accenture and repurchase and retirement of $24.4 million of the convertible debentures.

        Historically, we have financed our operations principally through cash generated from public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, operating activities, and the sale of installment contracts to third parties.

        In August 2003, we issued and sold 300,300 shares of Series D-1 preferred, along with WD warrants to purchase up to 6,006,006 shares of common stock, for an aggregate purchase price of $100.0 million. Concurrently, we paid $30.0 million and issued 63,064 shares of Series D-2 preferred, along with WB and WD warrants to purchase up to 1,261,280 shares of common stock, to repurchase all of the outstanding Series B preferred. The Series D preferred earns cumulative dividends at an annual rate of 8%, that are payable when and if declared by the board, in cash or, subject to certain conditions, common stock. Each share of Series D preferred currently is convertible into 100 shares of common stock, subject to anti-dilution and other adjustments. As a result, the shares of Series D preferred currently are convertible into an aggregate of 36,336,400 shares of common stock. The Series D preferred is subject to redemption at the option of the holders as follows: 50% on or after August 14, 2009 and 50% on or after August 14, 2010.

        An aggregate of $45 million of working capital may be used to repay a portion of our convertible debentures at or prior to maturity. In September 2003, we repurchased and retired a face value of $12.5 million of these convertible debentures. In January and March 2004, we repurchased and retired an aggregate face value of $11.9 million of the convertible debentures.

        Historically, we have had arrangements to sell long-term installments receivable to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. These contracts represent amounts due over the life of existing term licenses. During the three and nine months ended March 31, 2004 we sold $7.7 million and $41.4 million of installments receivable, respectively, and during the three and nine months ended March 31, 2003 we sold $16.6 million and $49.2 million, respectively. As of March 31, 2004 there was approximately $51 million in additional availability under the arrangements. We expect to continue to have the ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. At December 31, 2003, we had a partial recourse obligation that was within the range of $3.0 million to $6.1 million.

        In December 2003, we executed a Non-Recourse Receivables Purchase Agreement with Silicon Valley Bank, pursuant to which we have the ability to sell receivables to the bank through January 1, 2005. Under the terms of this agreement the total outstanding balance of sold receivables may not exceed $30 million at any one time. We will act as the bank's agent for collection of the sold receivables. During the three and nine months ended March 31, 2004, we sold receivables for aggregate proceeds of $10.4 million and $28.5 million under this agreement, respectively, and as of March 31, 2004 there was $3.8 million in remaining availability. We may in the future establish new arrangements to sell additional installment contracts to other financial institutions and increase our cash position.

        We are party to a loan arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (4.00% at March 31, 2004). We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. Based on our future operating plan, we believe we will continue to meet these financial covenants. As of March 31, 2004, there were $9.2 million in letters of credit and forward contracts outstanding under the line of credit and $11.2 million available for future borrowing. The loan arrangement expires in January 2005.

        As of March 31, 2004, we had cash and cash-equivalents totaling $114.4 million. Our commitments as of March 31, 2004 consisted primarily of the maturity of the convertible debentures, royalty commitments owed to Accenture, capital lease obligations, and leases on our headquarters and other facilities. Other than these, there were no other commitments for capital or other expenditures. Our obligations related to these items at March 31, 2004 were as follows (in thousands):

Fiscal year:	2004	2005	2006	2007	2008	Thereafter
Operating leases	$4,187	$14,411	$12,526	$11,956	$10,887	$34,808
Capital leases and debt obligations	962	1,597	1,039	224	183	618
Accenture royalty commitment	1,000	3,820	—	—	—	—
Maturity of convertible debentures	—	61,807	—	—	—	—

Total commitments	$6,149	$81,635	$13,565	$12,180	$11,070	$35,426

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

        On August 7, 2003, the staff of the FTC, filed a civil administrative complaint alleging that our acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. An administrative law judge will adjudicate the compliant in a trial-type proceeding scheduled for June 2004. For a further description of the background and proceedings for this matter, please see "Item 1. Legal Proceedings—FTC Complaint" under "Part II. Other Information" below.

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

        Our markets are highly competitive. Our engineering software competes with products of businesses such as Simulation Sciences (a division of Invensys), Chemstations, Shell Global Solutions, Honeywell, ABB, MDC Technology, Aveva Group (formerly Cadcentre), WinSim (formerly ChemShare) and Process Systems Enterprise. Our manufacturing/supply chain software competes with products of companies such as Honeywell, Invensys, ABB, Rockwell, i2 Technologies, Manugistics and components of SAP's supply chain offering. As we expand our engineering solutions into the collaborative process lifecycle management market and the EOM market, we may face competition from companies that we have not typically competed against in the past or competition from companies in areas where we have not competed in the past, such as Agile, Parametric Technology, SAP, Honeywell, ABB, Invensys, Siemens and EDS. We also face competition in all areas of our business from large companies in the process industries that have internally developed their own proprietary software solutions.

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

        With the development of our integrated manufacturing/supply chain solutions and our enterprise operations management, or EOM, solutions, we frequently must focus on selling the strategic value of our technology to the highest executive levels of customer organizations, typically the chief executive officer, chief financial officer or chief information officer. If we are not successful at selling and marketing to senior executives, our revenue growth and operating results could be materially and adversely affected.

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

        We cannot be certain that our software and services do not infringe issued patents, copyrights, trademarks or other intellectual property rights of third parties. Litigation regarding intellectual property rights is common in the software industry, and we may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of intellectual property rights of third parties by us or our licensees concerning their use of our software products and integration technologies and services. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties may bring claims of infringement against us. Because our software is integrated with our customers' networks and business processes, as well as other software applications, third parties may bring claims of infringement against us, as well as our customers and other software suppliers, if the cause of the alleged infringement cannot easily be determined. Such claims may be with or without merit. Claims of alleged infringement may have a material adverse effect on our business and may discourage potential customers from doing business with us on acceptable terms, if at all. Defending against claims of infringement may be time-consuming and may result in substantial costs and diversion of resources, including our management's attention to our business. Furthermore, a party making an infringement claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software or require that we re-engineer some or all of our products. Claims of intellectual property infringement also might require us to enter costly royalty or license agreements. We may be unable, however, to obtain royalty or license agreements on terms acceptable to us or at all. Our business, operating results and financial condition could be harmed significantly if any of these events occurred, and the price of our common stock could be adversely affected. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we, as well as our customers, may be required to obtain one or more licenses from third parties, which may not be available on acceptable terms, if at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition and the price of our common stock. In addition, although we carry general liability insurance, our current insurance coverage may not apply to, and likely would not protect us from, all liability that may be imposed under these types of claims.

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

        The sale and implementation of certain of our software products and services, particularly in the areas of advanced process control and optimization, may entail the risk of product liability claims. Our software products and services are often integrated with our customers' networks and software applications, and are used in the design, operation and management of manufacturing processes at large facilities often for mission critical applications. Any errors, defects, performance problems or other failure of our software could result in significant claims against us for damages or for violations of environmental, safety and other laws and regulations. In addition, the failure of our software to perform to customer expectations could give rise to warranty claims. Our agreements with our customers generally contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions in our agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A substantial product liability claim against us could materially and adversely harm our operating results and financial condition. Even if our software is not at fault, a product liability claim brought against us could be time consuming, costly to defend and harmful to our operations. In addition, although we carry general liability insurance, our current insurance coverage may be insufficient to protect us from all liability that may be imposed under these types of claims.

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

If we are not successful in attracting and retaining management team members and other highly qualified individuals in our industry, we may not be able to successfully implement our business strategy.

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

        In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against companies. This type of litigation could result in substantial costs and a diversion of management's attention and resources.

Our common stockholders may experience further dilution as a result of provisions contained in our outstanding Series D convertible preferred stock and warrants.

        The terms of our outstanding securities may result in substantial dilution to existing common stockholders:

  •
  In August 2003, we issued 300,300 shares of Series D-1 preferred and delivered cash and 63,064 shares of Series D-2 preferred in consideration for the surrender of all of our outstanding Series B preferred. Each share of our Series D preferred is currently convertible, at the holder's option, into 100 shares of our common stock and may be converted into additional shares of our common stock upon certain events as a result of antidilution provisions in our charter. In addition, we issued the WD warrants to purchase up to 7,267,286 shares of common stock, and exchanged existing warrants to purchase 791,044 shares of common stock for the WB warrants to purchase 791,044 shares of common stock. The WD warrants and WB warrants are currently exercisable for an aggregate of 8,059,330 shares of our common stock and may be converted into additional shares upon certain events as a result of antidilution provisions in the warrants. The Series D preferred, together with the WD warrants and WB warrants, were issued in the Series D financing to several investment partnerships managed by Advent International Corporation and to holders of our Series B preferred.

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

        In June 1998, we completed a convertible debt offering of $86,250,000 in aggregate principal amount of our convertible debentures. We set aside $45,000,000 of the Series D financing proceeds to redeem or repurchase, at or prior to maturity, a portion of the convertible debentures. Even assuming we apply all of the set-aside proceeds to redeem the convertible debentures, we will still be required to dedicate a substantial portion of our cash flows from operations, including from the sale of receivables, to repay the principal of and interest on the remaining convertible debentures. As of May 11, 2004, we had repurchased convertible debentures in the aggregate principal amount of $24,443,000. We may choose to repurchase additional convertible debentures in the open market, subject to compliance with applicable laws and approval of our board of directors. We cannot guarantee, however, that we will be able to effect these repurchases at favorable prices. Our further repurchases of convertible debentures will reduce the cash we have available to fund operations, research and product development, capital expenditures and other general corporate purposes. We have incurred net losses in the past and may incur losses in the future that may impair our ability to generate the cash required to meet our obligations under the convertible debentures. If we cannot generate sufficient cash to meet these obligations, we may be required to incur additional indebtedness or raise additional capital.

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

        Our sales of receivables are an important part of our cash management program. Historically, we have had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation, and in December 2003 we entered into a third such arrangement with Silicon Valley Bank. These contracts represent amounts due over the life of existing term licenses. During the nine months ended March 31, 2004 our installments receivable balance decreased to $89.4 million at March 31, 2004 from $108.1 million at June 30, 2003. Under the three arrangements, we sold installments receivable of $67.6 million during the nine months ended March 31, 2004. Our ability to continue these arrangements or replace them with similar arrangements is important to maintain adequate funding.

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

        As of March 31, 2004, the Series D preferred (as converted to common stock) represented 42.4% of our outstanding common stock and the WB and WD warrants were exercisable for a number of shares representing 9.4% of our outstanding common stock (ignoring certain limitations on the ability to convert such shares or exercise such warrants). As a result, the holders of the Series D preferred and the WB and WD warrants, if acting together, would have the ability to delay or prevent a change in control of our company that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

  •
  any amendment of our certificate of incorporation or bylaws;

  •
  the approval of some mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

  •
  the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

        In addition, the holders of the Series D-1 preferred have elected four of our board members. Accordingly, the holders of our Series D-1 preferred may be able to exert substantial influence over matters submitted for board approval.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Information relating to quantitative and qualitative disclosure about market risk is set forth in notes 2 and 3 under the caption "Notes to Consolidated Condensed Financial Statements," and below under the captions "Investment Portfolio" and "Foreign Exchange Hedging."

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

        Principal (Notional) Amounts by Expected Maturity in U.S. Dollars ($ in thousands):

	Fair Value at 3/31/2004	FY2004
Cash Equivalents	$114,387	$114,387
Weighted Average Interest Rate	0.91%	0.91%
Investments	$—	$—
Weighted Average Interest Rate	—%	—%
Total Portfolio	$114,387	$114,387
Weighted Average Interest Rate	0.91%	0.91%

Impact of Foreign Currency Rate Changes

        During the first nine months of fiscal 2004, the U.S. dollar generally weakened as compared to the Asia/Pacific, European and Canadian currencies. The translation of our intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts and installment receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

        We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $9.4 million of foreign exchange forward contracts denominated in British, Japanese, Euro and Canadian currencies, which represented underlying customer accounts receivable transactions at March 31, 2004. At March 31, 2004 and 2003, the foreign exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and losses related to these instruments for the three and nine months ended March 31, 2004 and 2003 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

        The following table provides information about our foreign exchange forward contracts at March 31, 2004. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at March 31, 2004.

        Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

Currency	Average Contract Rate	Forward Amount in U.S. Dollars (in thousands)	Contract Origination Date	Contract Maturity Date
Euro	0.84	$3,794	Various: May 02–Mar 04	Various: Apr 04–Mar 05
Japanese Yen	108.19	3,577	Various: Dec 03–Mar 04	Various: Apr 04–Jul 05
British Pound Sterling	0.61	1,466	Various: May 02–Mar 04	Various: Apr 04–Feb 05
Canadian Dollar	1.34	526	Various: Oct 03–Mar 04	Various: Apr 04–Feb 05

		$9,363

Item 4. Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within our company and our consolidated subsidiaries, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        An administrative law judge will adjudicate the complaint in a trial-type proceeding that has been rescheduled for June 2004, pursuant to an order from the judge determining the rescheduling to be in the best interests of the parties and to conserve the resources of the parties and the Court. While the proceeding may be delayed, we expect the proceeding will begin no later than July 2004. We are uncertain as to the length of the proceeding, but it could last in excess of a month. After the presentation of all of the evidence, the administrative law judge will issue a written opinion. The timing of the issuance of the opinion is uncertain and could take up to several months after the proceeding is concluded. A copy of the complaint, as well as information regarding the complaint and general information about the FTC's administrative procedures and possible remedies resulting from FTC merger challenges, can be found on the FTC's website at www.ftc.gov.

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

  Litigation

        On May 31, 2002, we acquired the capital stock of Hyprotech from AEA Technology plc. AEA is engaged in arbitration proceedings in England over a contract dispute with KBC Advanced Technologies PLC, an English technology and consulting services company. The dispute remains in arbitration and concerns alleged breaches by each party of an agreement to develop and market a product known as HYSYS.Refinery. We indemnified AEA under the Sale and Purchase Agreement with AEA dated May 10, 2002 against any costs, damages or expenses in respect of a claim brought by KBC alleging damages due to AEA's (a) failure to comply with its contractual obligations after the acquisition, (b) breach of non-competition clauses with respect to activities occurring after the acquisition, (c) breach of certain obligations to KBC under its agreement by virtue of the acquisition, or (d) execution of the acquisition agreement. On March 31, 2003, the arbitrator delivered a partial decision in the arbitration, as a result of which we have not received any request under the indemnification agreement, nor do we expect to receive one. On April 22, 2004 the arbitrator delivered a further partial decision stating that (a) the contract between AEA and KBC had been terminated and that AEA and Hyprotech were in breach of the non-compete provisions contained in that agreement, and (b) for a period of three years from the date of the award, Hyprotech shall not directly or indirectly sell or market a product which competes with HYSYS.Refinery. A further hearing is scheduled for late September 2004, at which the arbitrator will determine whether there has been a breach by Hyprotech of obligations relating to confidentiality. We believe that no such breach occurred.

We are working with AEA in the resolution of this matter. It is too early to determine the likely outcome of this matter.

        In addition, on September 11, 2002, KBC filed a separate complaint in state district court in Houston, Texas against us and Hyprotech. KBC's claim alleges tortious interference with contract and existing business relations, tortious interference with prospective business relationships, conversion of intellectual property and civil conspiracy. KBC has requested actual and exemplary damages, costs and interest. We believe the causes of action to be without merit and will defend the case vigorously. Also, we have filed a counterclaim against KBC requesting actual and punitive damages and attorney fees. A trial date has been set for January 19, 2004. On August 25, 2003, KBC filed an additional complaint in the state district court in Houston, Texas against us and Hyprotech alleging breach of non-compete provisions and requesting injunctive relief preventing sale of our product Aspen RefSYS. We believe the causes of action to be without merit and will defend the case vigorously. On September 15, 2003, the court set aside the application for injunction pending resolution of the arbitration in London. The original trial date of January 19, 2004 has been postponed to November 10, 2004. Following the London arbitrator's award of April 22, 2004 in relation to the non-compete, on May 7, 2004, the Houston court agreed to enter a judgment in Texas against Hyprotech in exactly the same terms as the arbitrator's award against Hyprotech. The Houston court further stated that KBC may not bring any further claims against Hyprotech in Houston and that all such claims are reserved for the arbitrator in London. KBC has applied to the Houston court to have re-instated its application for injunctive relief against the Company. There is to be a hearing in Houston on May 17, 2004 in this regard.

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
(b)
Reports on Form 8-K

        On January 22, 2004, we filed a current report on Form 8-K furnishing under Item 12 a press release announcing our financial results for the quarter ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: May 17, 2004	By:	/s/ DAVID L. MCQUILLIN David L. McQuillin President and Chief Executive Officer
Date: May 17, 2004	By:	/s/ CHARLES F. KANE Charles F. Kane Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX