Form 10-K
period 2004-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2004-09-13
CIK 929940

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004.
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
Common stock, $0.10 par value per share

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of December 31, 2003, the aggregate market value of common stock (the only outstanding class of common equity of the Registrant) held by nonaffiliates of the Registrant was $407,102,457, based on a total of 39,678,602 shares of common stock held by nonaffiliates and on a closing price of $10.26 on December 31, 2003 for the common stock as reported on the Nasdaq National Market.

        As of September 8, 2004, 41,849,717 shares of common stock were outstanding.

Documents Incorporated by Reference

        The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2004. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

        Aspen, Aspen Plus, AspenTech, DMCPlus and HYSYS are our registered trademarks. Aspen IP.21, Aspen MIMI, Aspen Operations Manager Suite, Aspen PIMS, Aspen RefSYS and Aspen Zyqad are our trademarks.

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

PART I

Item 1.    Business

        We are a leading supplier of integrated software and services to the process industries, which consist of oil and gas, petroleum, chemicals, pharmaceuticals and other industries that manufacture and produce products from a chemical process. Our software and services are designed to improve a variety of business activities, including plant and process design, economic evaluation, production, production planning and scheduling, and managing operational performance. These solutions help our customers improve their competitiveness and profitability by increasing revenues, reducing operating costs, reducing working capital requirements and decreasing capital expenditures.

        We offer two principal product lines: engineering & innovation, and plant operations/supply chain. Each of these product lines accounted for approximately one-half of our total revenues in our fiscal year ended June 30, 2004.

  •
  Our engineering & innovation solutions are desktop applications and services that help companies design and improve their plants and processes. Our customers use our engineering software and services to improve the way they develop and deploy manufacturing assets to improve return on capital. They can use our engineering products to design and manage intellectual property in order to reduce cost of investment, improve physical plant operating performance and bring new products to market more quickly. Our flagship engineering products include Aspen Plus, HYSYS and Aspen Zyqad.

  •
  Our plant operations/supply chain solutions allow process manufacturers to operate their plants and supply chains more efficiently, from customer demand through manufacturing to the delivery of the finished product. Our manufacturing/supply chain software and services are designed to enable companies to run their supply chains and plants more efficiently, helping them make better- informed, more profitable decisions. These solutions help companies make decisions that can reduce fixed and variable costs in the plant, improve product yields, procure the right raw materials and evaluate opportunities for cost savings and efficiencies in their enterprise-wide supply chain. Our flagship manufacturing supply chain products include DMC Plus, Aspen MIMI, Aspen PIMS and Aspen IP.21.

        To address challenges facing companies in the process industries, we are developing solutions specifically targeted at the emerging Enterprise Operations Management, or EOM, market. The EOM market bridges the gap between enterprise IT business systems and plant floor systems. Our EOM solutions broaden the scope of optimization across the entire enterprise by linking engineering, plant and business systems to improve visibility of a company's enterprise-wide operations. Much like the enterprise resource planning, or ERP, market evolved from providing individual, best-in-class applications to providing a streamlined integrated solution suite, the EOM market is evolving out of the industry's need to have a more integrated solution to manage day-to-day operations. The foundation of our EOM solutions is derived from our engineering and plant operations/supply chain solutions and are designed to help companies obtain real-time operational data and to forecast or simulate the economic impact of potential decisions. The Aspen Operations Manager Suite is a key element of our EOM solution and provides functionality such as role-based visualization, performance scorecarding, event management and integration infrastructure. Companies can use our EOM solutions to help quickly determine the most profitable action and gain operational efficiencies.

        Our customer base of over 1,500 process manufacturers includes 46 of the world's 50 largest chemical companies, 23 of the world's 25 largest petroleum refiners, 19 of the world's 20 largest pharmaceutical companies and 17 of the world's 20 largest engineering and construction firms that serve the process industries. We have established a network of strategic relationships to leverage our internal sales and marketing efforts, enhance the breadth of our solutions and expand our implementation capabilities. This network includes relationships with systems integrators such as Accenture and technology providers such as Intergraph, Microsoft, Schlumberger and UOP.

Industry Background

        The process industries consist of oil and gas, petroleum, chemicals, pharmaceutical and other industries that provide products from a chemical process. Process manufacturers face a number of significant challenges, including volatile raw materials prices, overcapacity, environmental and regulatory requirements, and managing complex global businesses.

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

        We believe that the process industries pose significant challenges because of the complex activities and supply chains required to purchase raw materials, manufacture products, and deliver final products to customers. Factors that make it difficult for these companies to optimize these processes and make optimal economic decisions include the following:

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

  •
  transportation logistics are complex.

        Historically, technology solutions have played a major role in helping process companies to drive productivity improvements. In the 1980s, this increase in efficiency came from the use of distributed control systems, or DCS, to automate the management of plant hardware. Process manufacturers initially automated their production processes by deploying DCS, which used computer hardware systems, communication networks and industrial instruments to measure, record and automatically control process variables.

        In the 1990s, productivity was enhanced by the adoption of ERP systems to streamline administrative functions. Process manufacturers have automated key business processes by implementing ERP systems, which are software solutions that optimize the flow of business information across the enterprise. Although DCS and ERP solutions can be important components of a solution to improve manufacturing enterprise performance, they do not incorporate either the detailed chemical engineering knowledge essential to optimize the design and operation of related manufacturing processes or the plant performance data required to support more intelligent real-time decision making.

        Following multiple mergers and acquisitions among process manufacturing companies, the global operations of process manufacturers became more complicated and difficult to manage, since they were managing more plant assets than ever before. As these companies expand, they require enterprise information technology, or IT, solutions that provide clear visibility to support mission-critical business decisions and that enable operational improvement across the entire organization.

        With the widespread adoption of ERP systems, many companies are capturing a significant amount of information about their operational performance. However, ERP is acting as a "cash register" for their businesses and telling them what has happened in the past. Although these systems are improving information flow and streamlining transactions, their influence on day-to-day operational activities is limited. Our EOM solutions provide decision support tools that use real-time plant information to determine the best economic alternative for the enterprise. These decisions cannot be adequately made by simply analyzing historical data from our ERP or from disparate software applications that are not integrated together. By modeling future operational behavior, using consistent data and models of their facilities, we are able to show our customers the path to capturing economic value and materially improve profitability.

        To optimize performance, process manufacturers are demanding tools that enable them to improve their highly complex production methods and processes. To meet these objectives, intelligent decision-support products must provide an accurate understanding of a plant's capabilities, as well as accurate planning and collaborative forecasting information.

        As process manufacturers have become more adept at using products that optimize individual engineering and plant operations/supply chain business processes, they increasingly are seeking additional performance improvements by integrating these products, both with one another and with DCS, ERP and other enterprise systems, to provide real-time, intelligent decision support. To achieve these objectives, companies are implementing plant operations/supply chain solutions to integrate related business processes across a single production facility. Companies are also implementing integrated manufacturing/supply chain solutions to extend the solutions across multiple plants within an enterprise, by adding planning and scheduling functionality and extending integration beyond the enterprise walls.

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

        Substantial process industry expertise.    By developing software for the process industries for more than 20 years, we believe we have amassed the world's largest collection of process industry domain knowledge to develop and implement our products. Our founders and executives have pioneered many of the most significant advances that today are considered industry-standard software applications across a wide variety of engineering, manufacturing and supply chain applications. Our services and development staff are well qualified to deliver value to our customers based on the practical experience gained from supporting IT installations for more than 1,500 process manufacturers worldwide.

        This significant base of chemical engineering expertise, process manufacturing experience and industry know-how serves as the foundation for the proprietary solution methods, physical property models and data estimation techniques embedded in our software solution. We continually enhance our software applications through extensive interaction with our customers, some of which have worked with our products over the past twenty years. To complement our software expertise, we have assembled a staff of approximately 400 project engineers to provide implementation, advanced process control, real-time optimization, supply chain management and other consulting services. We believe this consulting team is the largest of any competitive independent solution provider. Our expertise spans a number of the process industry's vertical markets, from oil and gas, chemicals, petrochemicals and refining to pharmaceuticals, specialty chemicals and polymers, and others.

        Large and valuable customer base.    We view our customer base of more than 1,500 process manufacturers as an important strategic asset and as evidence of one of the strongest franchises in the industry. We count among our customers 46 of the world's 50 largest chemical companies, 23 of the world's 25 largest petroleum refiners, and 19 of the world's 20 largest pharmaceutical companies. We also have numerous leading customers in other vertical markets. In addition, 17 of the 20 largest engineering and construction firms that serve these industries use our design software. These relationships enable us to identify and develop or acquire solutions that best meet the needs of our customers, and they are a valuable part of our efforts to penetrate the process industries with new software solutions. We believe that our customer base is underpenetrated in the use of strategic enterprise-wide products, particularly for our plant operations/supply chain products. As process manufacturers increasingly focus on integration and optimization of their extended supply chains, we expect many of our existing customers to be among the first to implement our newly-developed enterprise solutions.

        Rapid, high return on investment.    We believe that customers purchase our products because our products provide rapid, demonstrable and significant returns on investment. Because of the large production volumes and relatively low profit margins typical in many of the process industries, even small improvements in productivity can generate substantial recurring benefits. First-year savings can exceed the software and implementation costs of our products. Our integrated solution, whether applied across a plant, an enterprise or an extended supply chain, can yield even greater returns. In addition, our products generate important organizational efficiencies and operational improvements, the dollar benefits of which can be difficult to quantify.

        Complete, integrated solution.    While some vendors offer stand-alone products that compete with one or more of our products, we believe we are the only provider that offers a comprehensive solution to process manufacturers that addresses key business processes across the enterprise and trading partners. Our solutions can be used on a stand-alone basis, integrated with one another or integrated with third-party applications. Customers can initially choose to implement a point solution or our integrated solution, which is scalable as the customer's needs evolve. A key part of this integration and scalability is enabled by our Operations Manager Suite, which is an important differentiator from our competitors. Our plant operations/supply chain offering integrates multiple business processes within a single plant, across the enterprise and with customers, suppliers and other trading partners. The breadth of our solutions expand the overall value we can bring to our customers and represent an important source of competitive differentiation.

Strategy

        Our strategy is to leverage our position as a technology leader with both our engineering and plant operations/supply chain solutions and to deliver new, innovative solutions that will create economic value for our customers. To implement this strategy we intend to:

        Profitably grow existing products into an integrated suite of scalable vertical industry solutions.    We intend to increase the growth and profitability of our existing engineering and plant operations/supply chain product lines. Through the continued development of an integrated suite of scalable vertical industry modules built around key industry business processes, we believe that we will be able to provide a broader set of capabilities and deliver a higher value proposition to existing and prospective customers. We recently launched our Aspen Oil & Gas vertical market solution, which combines several of our key technologies to provide an integrated solution to the upstream oil and gas industry.

        Establish AspenTech as the Enterprise Operations Management solution provider of choice.    As a result of the broad array of products we offer in our engineering & innovation and plant operations/supply chain product lines, we believe we are in a unique position to offer fully integrated solutions that use consistent data and models to provide enhanced visibility and decision-making based on accurate, real-time information. These systems can offer existing and new customers a virtual "operational cockpit" to monitor their key performance indicators, running their businesses using a true picture of their operations rather than estimates based on historical data. With these integrated solutions, we are enabling companies to embrace new strategies, creating demand-driven supply chains, lowering cost of IT ownership and being more responsive to market changes. The Aspen Operations Manager Suite, launched in 2003, is a key element of our EOM solution.

        Invest selectively in new, high-value solutions.    We intend to invest selectively in a few new solutions that unlock new sources of value for customers in all segments of the process industries. To deliver value in the EOM market, we are introducing a few targeted applications that incorporate technology from both our engineering and manufacturing/supply chain product lines. These applications include:

  •
  Aspen Oil & Gas Asset Optimization: a solution for the oil and gas industry that provides a single asset model framework enabling a consolidated analysis from the refinery back to product development;

  •
  Aspen Petroleum Planning & Scheduling: an integrated solution that improves planning and scheduling production at refineries;

  •
  Aspen Chemicals Performance Management: a solution that provides plant information visibility and performance management for a broad arrange of chemical manufacturers; and

  •
  Aspen RefSYS: a solution that enables refinery-wide modeling via a single asset model framework with an initial focus on off-line operations analysis and optimization, with extensions planned for on-line optimization with capabilities to maintain consistency with planning, scheduling and closed-loop blending.

        Provide an open architecture, easy-to-integrate solution that lowers IT lifecycle cost of ownership.    A key component of our EOM strategy is to develop and deploy an open architecture application platform that allows for easier integration between our applications and between third-party applications, provides consistent data and models across the enterprise and enhances workflow. Customer benefits of our application platform include lower integration and maintenance costs, enhanced interoperability between a wide variety of applications, including ours, tightened linkage between operational decisions and financial impact by the use of consistent models and improved business process execution by enhanced workflow. We have a current commercial release of the application platform in the marketplace.

        Continue to forge strong relationships with strategic alliance partners.    Alliance partners are an important part of our strategy to help us accelerate our time to bring products to market and provide us with additional resources to implement enterprise solutions. We have invested considerable time and resources into our alliance with Accenture to create new enterprise-enabled products for the process industry market. We believe that the success of these products will be an important driver of our future growth prospects. We also have technology alliances with Intergraph, Microsoft, Schlumberger and UOP. We intend to continue to work with a select number of strategic alliance partners that will help us deliver our vision of enterprise value to our key process industry customers.

Products: Software and Services

        We provide software and services that enable our customers to make improvements across their enterprises. Our engineering software products are used on the engineer's desktop and typically require a minimal amount of services. These solutions are typically sold on a term basis and represented approximately 68% of our fiscal 2004 software license revenues. Our plant operations/supply chain products are used throughout the plant and across the supply chain and typically are services-intensive due to their complex nature. These solutions represented approximately 50% of our fiscal 2004 total revenue.

        Our major global process industry customers are increasingly looking to partner with a few strategic software providers that can help them operate efficiently and profitably. To ensure that we continue as one of these core software providers, we are focusing our development efforts on completing the transformation of our stand-alone, point technologies into products that can be configured into scalable, enterprise-enabled solutions.

        We design our products to capture process knowledge in a consistent, accurate and reliable form based on models that customers can use as the basis for decision making. These models and the associated knowledge captured in the supporting IT systems provide real-time, intelligent decision support across the entire process manufacturing enterprise. Our software products can be linked with a customer's existing ERP products and DCS to further improve a customer's ability to gather, analyze and use this information across the process manufacturing life cycle.

        Engineering.    In the process industries, maximizing profit begins with optimal design. Process manufacturers must be able to address a variety of challenging questions relating to strategic planning, collaborative engineering and de-bottlenecking and process improvement—from where they should locate their facilities, to how they can make their products at the lowest cost, to what is the best way to operate for maximum efficiency. To address these issues, they must improve asset optimization to enable faster, better execution of complex projects. Our engineering solutions help companies maximize their return on plant assets and enable collaboration with engineers on common models and projects. These products form the foundation for optimizing process manufacturers' supply chains and manufacturing facilities. By using our products to create and capture knowledge in the form of models, information can be re-used across the business. Profit improvements result from:

  •
  reduced capital and operating costs;

  •
  reduced time to ramp-up manufacturing;

  •
  lowered manufacturing cost base and increased asset utilization;

  •
  increased production flexibility and agility; and

  •
  efficient execution of capital projects.

        Our flagship engineering products include Aspen Plus, HYSYS and Aspen Zyqad. Our engineering tools are based on an open environment and are implemented on Microsoft's operating systems. Implementation of our engineering products does not typically require substantial consulting services, although services may be provided for customized model designs and process synthesis.

        Plant Operations/supply chain.    Our plant operations/supply chain products focus on optimizing companies' day-to-day process industry activities, enabling them to make smarter, more profitable decisions—from choosing the right raw materials, to improving plant performance, to delivering finished product in the most cost-effective manner. We have several product families in the plant operations/supply chain product line that are specifically tailored to the business processes of each of our vertical markets.

        The ever-changing nature of the process industries means new profit opportunities can appear at any time. To identify and seize these opportunities, process manufacturers must be able to increase their access to data and information across the value chain, optimize planning and collaborate across the value chain, and detect and exploit supply chain opportunities. Our plant operations/supply chain products help companies develop their optimal operating plans based on real-time demand and market trends. Some of the benefits from these products include improved responses to customer requirements, decreased planning costs, reduced inventory-carrying costs and decreased response times.

        The process industries' typical production cycle offers many opportunities for optimizing profits. Process manufacturers must be able to address a wide range of issues driving execution efficiency and cost, from selecting the right feedstock and raw materials, to production scheduling, to identifying the right balance among customer satisfaction, costs and inventory. Our manufacturing/supply chain products support the execution of the optimal operating plan in real-time and include the key functions of sourcing, making and delivering physical products to customers.

        In the process industries, the selection of the right raw material has a significant impact on product quality and profitability. Because many products in the process industries can be made from a variety of raw materials using different techniques, there typically is far greater complexity in process manufacturing than in discrete manufacturing. In this environment, process manufacturers must be able to make quick decisions as to which feedstock is the most profitable. Our manufacturing/supply chain product line helps to capture economic value for customers by increasing margins from optimal feedstock selection, reducing raw material and logistics costs and reducing inventory-carrying costs.

        In order to take advantage of the emerging EOM market, we have developed a suite of modular vertical EOM solutions to address the major challenges of various process industries. We have also developed a new suite called Aspen Operations Manager Suite, to enable real-time performance management through seamless integration between our solutions, existing enterprise IT systems and third-party applications. The Aspen Operations Manager Suite provides functionality such as role-based visualization, performance scorecarding, event management and an integration infrastructure. Key customers for the Aspen Operations Manager suite include Dupont, Conoco Phillips and Shell Oil.

Services

        We offer implementation, advanced process control, real-time optimization and other consulting services in order to provide our customers with complete solutions. These services are primarily associated with the implementation of our plant operations/supply chain solutions. Customers have historically used our engineering solutions without implementation assistance. However, we are beginning to offer more engineering-related services to customers, so services relating to engineering may represent a higher percentage of our consulting revenue in the future. Customers that purchase plant operations/supply chain products frequently require implementation assistance from us and our partners.

        Customers who obtain consulting services from us typically engage us to provide such services over periods of up to 24 months. We generally charge customers for consulting services, ranging from supply chain to on-site advanced process control and optimization services, on a fixed-price basis or time-and-materials basis.

        As of September 1, 2004, we employed a staff of approximately 400 project engineers to provide consulting services to our customers. We believe this large team of experienced and knowledgeable project engineers provides an important source of competitive differentiation. We primarily hire as project engineers individuals who have obtained doctoral or master's degrees in chemical engineering or a related discipline or who have significant relevant industry experience. Our employees include experts in fields such as thermophysical properties, distillation, adsorption processes, polymer processes, industrial reactor modeling, the identification of empirical models for process control or analysis, large-scale optimization, supply distribution systems modeling and scheduling methods.

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

Partnerships

        Our strategy is to establish partnerships with a few select companies that offer a complementary set of technologies, services and industry expertise that help us deliver integrated EOM solutions to process manufacturers. Historically, most of our license sales have been generated through our direct sales force. A key strategic initiative is to increase the amount of our software license sales that are derived from partners. Companies such as Accenture, Intergraph, Microsoft, Schulumberger and UOP can help us deliver compelling, differentiated solutions to the marketplace and can help us accelerate our growth within our target markets.

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

        Our product development activities are currently focused on strengthening the integration of our key products, expanding the set of business processes our software covers, exploiting web technology, and enhancing and simplifying the user interfaces. During fiscal 2002, 2003 and 2004, we incurred research and development costs of $74.5 million, $65.1 million and $59.1 million, respectively, which represented 23.2%, 20.2% and 18.1% of total revenue, respectively. As of September 1, 2004, we employed a product development staff of approximately 390 people.

Customers

        Our software solutions are installed at the facilities of more than 1,500 customers worldwide. The following table sets forth a partial selection of our customers from which we generated at least $300,000 of revenues in fiscal 2003 or 2004. For fiscal 2004, the percentage our license revenue derived from specific vertical markets were as follows: 35% from refining and oil and gas, 30% from chemicals, 20% from engineering and construction design firms, and 15% from other segments of the process industries, the largest of which were pharmaceutical and consumer package goods.

Chemicals
Air Liquide
Air Products & Chemicals Inc.
DSM
BASF AG
BP
BOC Group
Celanese AG
Degussa AG
The Dow Chemical Company
Eastman
Huntsman Corporation
Mitsubishi Rayon Engineering
Mitsui Chemicals
Nova Chemicals, Ltd.
Sasol
Shell

Consumer Goods and Packaging
Cargill
Muller Group
Procter & Gamble
Suntory Limited
Tate & Lyle

Engineering and Construction
Bechtel Group
Fluor Enterprises
Foster Wheeler
Jacobs Engineering Group, Inc.
JGC Corporation
Lurgi GmbH
Technip-Coflexip

Life Sciences and Specialty Chemicals
Akzo Nobel
Aventis Pharma
Bayer Corporation
Eli Lilly
GlaxoSmithKline, Inc.
Hercules, Inc.
ICI
Lonza Group
Merck & Co.
Owens Corning
Pfizer

Refining, Oil and Gas
BP
Chevron Corporation
Citgo Petroleum Corporation
ENI S.p.A
Exxon Mobil
Gary-Williams Energy Corp.
Lyondell Citgo Refining Company Ltd.
PDVSA
Petro-Canada
Phillips Petroleum Company
Repsol YPF
Saudi Aramco
Shell Oil Company
SK Corp Ltd.
Sinopec
StatOil
Sunoco Inc.
Total
Valero

Sales and Marketing

        We employ a value-based sales approach, offering our customers a comprehensive suite of software and service products that enhance the efficiency and productivity of their process manufacturing operations. We have increasingly focused on selling our products as a strategic investment by our customers and therefore target our principal sales efforts at senior management levels, including chief executive officers and senior decision makers in manufacturing, operations and technology. We believe our development of new enterprise-enabled products and our alliance with Accenture will help us to continue to focus and deliver our message to the chief executive, chief financial and chief information officers of our customers.

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

        In order to market the specific functionality and other complex technical features of our software products, each sales account manager and global account manager works with specialized teams of technical sales engineers and product specialists organized for each sales and marketing effort. Our technical sales engineers typically have advanced degrees in chemical engineering or related disciplines and actively consult with a customer's plant engineers. Product specialists share their detailed knowledge of the specific features of our software solutions as they apply to the unique business processes of different vertical industries.

        We currently have three direct sales offices in cities in the United States and 21 direct sales offices in cities outside of the United States, including Barcelona, Beijing, Brussels, Calgary, Cambridge (England), Dusseldorf, Singapore and Tokyo. In geographic areas of lower customer concentration, we use sales agents and other resellers to leverage our direct sales force and to provide local coverage and first-line support. Our overall sales force, which consists of quota carrying sales account managers, sales services personnel, business support engineers, partner organization personnel, industry business unit professionals, marketing personnel and support staff, consisted of approximately 320 persons on September 1, 2004.

        We supplement our direct sales efforts with a variety of marketing initiatives, including public relations activities, campaigns to promote awareness among industry analysts, user groups and our bi-annual conference, AspenWorld. AspenWorld has become a prominent forum for industry participants, including process manufacturing executives and analysts, to discuss emerging technologies and process industry technologies and to attend seminars led by industry experts. We will hold our next AspenWorld conference from October 11 through 15, 2004.

        We also license our software products at a substantial discount to universities that agree to use our products in teaching and research. We believe that students' familiarity with our products will stimulate future demand once the students enter the workplace. Currently, more than 650 universities use our software products in undergraduate instruction.

Competition

        Our markets are highly competitive and are characterized by rapid technological change. We expect the intensity of competition in our markets to increase in the future as existing competitors enhance and expand their product and service offerings and as new participants enter the market. Increased competition may result in price reductions, reduced profitability and loss of market share. We cannot assure you that we will be able to compete successfully against existing or future competitors. Some of our customers and companies with which we have strategic relationships also are, or in the future may be, competitors of ours.

        Many of our competitors have greater financial, marketing and other resources than we have in a particular market segment or overall. Competitors with greater financial resources may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. They also may adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners.

        Many of our competitors have established, and in the future may establish, cooperative relationships with third parties to improve their product offerings and to increase the availability of their products to the marketplace. In addition, competitors may make strategic acquisitions to increase their ability to gain market share or improve the quality or marketability of their products. These cooperative relationships and strategic acquisitions could reduce our market share, require us to lower our prices, or both.

        Our primary competitors differ between our two principal product areas:

  •
  Our engineering software competes with products of businesses such as Simulation Sciences (a division of Invensys), Chemstations, Shell Global Solutions, Honeywell, ABB, MDC Technology, Aveva Group (formerly Cadcentre), WinSim (formerly ChemShare) and Process Systems Enterprise. As we expand our engineering solutions into the collaborative process lifecycle management market and the EOM market, we may face competition from companies that we have not typically competed against in the past, such as Agile, Parametric Technology, SAP, Honeywell, ABB, Invensys, Siemens and EDS.

  •
  Our manufacturing/supply chain software competes with products of companies such as Honeywell, Invensys, ABB, Siemens, Rockwell, i2 Technologies, Manugistics and components of SAP's supply chain offering.

        In addition, we face competition in all areas of our business from large companies in the process industries that have internally developed their own proprietary software solutions.

        We believe the key competitive differentiator in our industry is the value, or return on investment, that our software and services provide. We seek to develop and offer an integrated suite of targeted, high-value vertical industry solutions that can be implemented with relatively limited service requirements. We believe this approach provides us with a competitive advantage over many of our competitors, which offer software products that are more service-based. The principal competitive factors in our industry also include:

  •
  breadth and depth of technology;

  •
  domain expertise of sales and service personnel;

  •
  extent of consistent global support;

  •
  performance and reliability;

  •
  price; and

  •
  time to market.

        In addition, we are currently in the process of trying to settle a complaint filed against us by the Federal Trade Commission, or FTC. The FTC matter is discussed below under "Factors that may affect our operating results and stock price—Risks Related to Our Business." The settlement has not received, and may not receive, final approval from the FTC and the impact on our competitive environment from this potential settlement is unlikely to be known until several months after the settlement has officially been approved.

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

Employees

        As of September 1, 2004, we had a total of 1,550 full-time employees. None of our employees is represented by a labor union, except that approximately 21 employees of Hyprotech UK Ltd belong to Prospect Union. We have experienced no work stoppages and believe that our employee relations are good.

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

Risks Related to Our Business

The FTC has filed a complaint against us with respect to our acquisition of Hyprotech, and an adverse outcome would have a material adverse effect on our business, operating results and financial position.

        On August 7, 2003, the staff of the FTC filed a civil administrative complaint alleging that our acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. On July 15, 2004 the FTC announced that it had accepted a proposed consent decree for public comment. The public comment period ended August 13, 2004, and the FTC is currently considering whether to make the proposed consent decree final. For a further description of the background and proceedings for this matter, please see "Item 3. Legal Proceedings—FTC Complaint" below.

        If the proposed consent decree is not approved by the FTC and is returned to litigation, and our acquisition of Hyprotech is determined to have violated the law, we would be subject to one of a variety of possible remedies, any of which would materially limit our ability to operate under our current business plan and would have a material adverse affect on our operating results and financial position.

        We understand that the FTC has typically prevailed in merger challenges, and that, if this matter returns to litigation, there is a substantial probability that the FTC would prevail in its challenge to our acquisition of Hyprotech. Because of the length of the appeals process, the outcome of this matter may not be determined for several years. The likely outcome of this matter is not estimable at this time.

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

        If the proposed consent decree is approved in present form or in amended form, there is no assurance that we will be able to complete a transaction within the time periods of the consent decree, and if a transaction is completed by us or by a trustee appointed by the FTC, there could be negative, adverse effects on our operations.

        The FTC may approve the consent decree in its current form or it may request amendments to the consent decree. We are not required to accept amendments, but the FTC's approval of a consent decree may be dependent on amending it. If the consent decree is approved in its current form, we will have 60 or 90 days to complete a transaction. If we do not close a transaction within the applicable period then the FTC may appoint a trustee to find a buyer for approval by the FTC. If an FTC-approved acquirer closes a transaction with us under the terms of the consent decree, then there will be adverse effects on our operations, including, the loss of our current operator training business, the creation of a new competitor that acquires the divested assets, increased costs in supporting the products for the FTC-approved acquirer under a two year support agreement, and other terms and conditions that may be negotiated with an FTC-approved acquirer.

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

  •
  The cost of defending the proceeding has been, and, if the consent decree is not approved, is likely to continue to be substantial and could significantly reduce our cash flow and adversely impact our operating results.

        As of the filing date of this report, we have accrued $17.9 million to cover the cost of (1) professional service fees associated with our cooperation in the FTC's investigation since its commencement on June 7, 2002, and (2) estimated future professional services fees relating to the initial proceeding and our preparation in advance of such proceeding. If these estimates are insufficient to cover all future costs relating to the proceeding, we may need to accrue additional amounts, which may have a material adverse effect on our results of operations.

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

        In addition, the FTC has accepted for public comment, but not yet made final, a proposed consent decree that would require us to divest our operator training business, the AXSYS business, and rights to the Hyprotech product line, maintain certain technical standards with respect to the Hyprotech product line for 5 years, and provide the FTC-approved acquirer of rights to the Hyprotech product line with all releases for the Hyprotech products for 2 years. If the consent decree is approved we could face competition from the FTC-approved acquirer.

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

        We derived approximately one-half of our total revenues from customers outside the United States in each of the fiscal years ended June 30, 2002, 2003 and 2004. We anticipate that revenues from customers outside the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

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

Third-party claims that we infringe upon the intellectual property rights of others may be costly to defend or settle and could damage our business.

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

        The sale and implementation of certain of our software products and services, particularly in the areas of advanced process control and optimization, may entail the risk of product liability claims. Our software products and services are often integrated with our customers' networks and software applications and are used in the design, operation and management of manufacturing processes at large facilities, often for mission critical applications. Any errors, defects, performance problems or other failure of our software could result in significant claims against us for damages or for violations of environmental, safety and other laws and regulations. In addition, the failure of our software to perform to customer expectations could give rise to warranty claims. Our agreements with our customers generally contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions in our agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A substantial product liability claim against us could materially and adversely harm our operating results and financial condition. Even if our software is not at fault, a product liability claim brought against us could be time consuming, costly to defend and harmful to our operations. In addition, although we carry general liability insurance, our current insurance coverage may be insufficient to protect us from all liability that may be imposed under these types of claims.

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

        Our ability to establish and maintain a position of technology leadership in the highly competitive software market depends in large part upon our ability to attract and retain highly qualified managerial, sales and technical personnel. Several of our executive officers have not entered into an employment agreements with us. In the future, we may experience the departure of senior executives due to competition for talent from start-ups and other companies. Our future success depends on a continued, successful management transition and will also depend on our continuing to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

        The terms of our outstanding securities may result in substantial dilution to existing common stockholders. In August 2003, we issued 300,300 shares of Series D-1 convertible preferred stock, or Series D-1 preferred, and delivered cash and 63,064 shares of Series D-2 convertible preferred stock, or Series D-2 preferred, in consideration for the surrender of all of our outstanding Series B-I and B-II convertible preferred stock, or Series B preferred. Each share of our Series D-1 preferred and Series D-2 preferred, which we refer to collectively as Series D preferred, is currently convertible, at the holder's option, into 100 shares of our common stock and may be converted into additional shares of our common stock upon certain events as a result of antidilution provisions in our charter. In addition, we issued warrants to purchase up to 7,267,286 shares of common stock, which we refer to as the WD warrants, and exchanged existing warrants to purchase 791,044 shares of common stock for warrants to purchase 791,044 shares of common stock, which we refer to as the WB warrants. The WD warrants and WB warrants are currently exercisable for an aggregate of 8,058,330 shares of our common stock and may be converted into additional shares upon certain events as a result of antidilution provisions in the warrants. The Series D preferred, together with the WD warrants and WB warrants, were issued to several investment partnerships managed by Advent International Corporation and to holders of our Series B preferred. We refer to these transactions as the Series D financing.

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

        In addition, to the extent we elect to pay dividends on the Series D preferred in shares of our common stock, we are required to register such shares. Any sale of common stock into the public market by the holders of the Series D preferred pursuant to a registration statement could cause a decline in the trading price of our common stock.

Our repayment obligations under our convertible debentures or the repurchase of our convertible debentures in the open market could have a material adverse effect on our financial condition.

        In June 1998, we completed a convertible debt offering of $86,250,000 in aggregate principal amount of our 5 1/4% convertible subordinated debentures due June 15, 2005, which we refer to as the convertible debentures. We set aside $45,000,000 of the Series D financing proceeds to redeem or repurchase, at or prior to maturity, a portion of the convertible debentures. Even assuming we apply all of the set-aside proceeds to redeem the convertible debentures, we will still be required to dedicate a substantial portion of our cash flows from operations, including from the sale of receivables, to repay the principal of and interest on the remaining convertible debentures. As of September 1, 2004, we had repurchased convertible debentures in the aggregate principal amount of $29,505,000. We may choose to repurchase additional convertible debentures in the open market, subject to compliance with applicable laws and approval of our board of directors. We cannot guarantee, however, that we will be able to effect these repurchases at favorable prices. Our further repurchases of convertible debentures will reduce the cash we have available to fund operations, research and product development, capital expenditures and other general corporate purposes. We have incurred net losses in the past and may incur losses in the future that may impair our ability to generate the cash required to meet our obligations under the convertible debentures. If we cannot generate sufficient cash to meet these obligations, we may be required to incur additional indebtedness or raise additional capital.

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

        Our sales of receivables are an important part of our cash management program. Historically, we have had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation, and in December 2003 we entered into a third such arrangement with Silicon Valley Bank. These contracts represent amounts due over the life of existing term licenses. During fiscal 2004, our installments receivable balance decreased to $89.2 million at June 30, 2004 from $108.1 million at June 30, 2003. Under the three arrangements, we sold installments receivable of $97.4 million during the fiscal year ended June 30, 2004. Our ability to continue these arrangements or replace them with similar arrangements is important to maintain adequate funding.

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

        As of June 30, 2004, the Series D preferred (as converted to common stock) represented 42.3% of our outstanding common stock and the WB and WD warrants were exercisable for a number of shares representing 9.4% of our outstanding common stock (ignoring certain limitations on the ability to convert such shares or exercise such warrants). As a result, the holders of the Series D preferred and the WB and WD warrants, if acting together, would have the ability to delay or prevent a change in control of our company that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

        Section 203 of the Delaware General Corporation Law and our charter and by-laws contain provisions that might enable our management to resist a takeover of our company. These provisions could have the effect of delaying, deferring, or preventing a change in control of our company or a change in our management that stockholders may consider favorable or beneficial. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 2.    Properties

        Our principal offices occupy approximately 110,000 square feet of office space in Cambridge, Massachusetts. The lease of this office space expires on September 30, 2012. We have agreements to sub-lease 10,000 square feet of this space that expire through April 2008, and are actively seeking to sub-lease an additional 20,000 square feet of this space. We also lease space for our Houston, Texas facilities. This lease encompasses approximately 150,000 square feet and expires March 1, 2012. In June 2004 we executed a buy-out of this lease, and in August 2004 we entered into a new lease in Houston that encompasses approximately 90,000 square feet and expires in July 2016. In addition to these two facilities we and our subsidiaries also own or lease office space in Carlsbad, California; Rockville, Maryland; New Providence, New Jersey; Midlothian, Virginia; Bothell, Washington; LaHulpe, Belgium; Calgary, Alberta, Canada; Cambridge, England; Warrington, England; Didcot, England; Tokyo, Japan; Best, The Netherlands; Singapore; Beijing, China; Barcelona, Spain; and other locations where additional sales and customer support offices are located. We believe that our existing and planned facilities are adequate for our needs for the foreseeable future and that, if additional space is needed, such space will be available on acceptable terms.

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

        On July 15, 2004, the FTC announced that it had accepted a proposed consent decree for public comment. The public comment period ended August 13, 2004, and the FTC is currently considering whether to make the proposed consent decree final. The FTC may approve the proposed consent decree in its current form, require amendments to the proposed consent decree as a condition to approval, or reject the proposed consent decree and return the case to litigation or drop the case altogether. There is no time period within which the FTC must make its decision. A copy of the complaint, as well as information regarding the complaint and general information about the FTC's administrative procedures and possible remedies resulting from FTC merger challenges, can be found on the FTC's website at www.ftc.gov.

        If the FTC approves the proposed consent decree in its current form, then we would be allowed to complete a sale to an FTC-approved buyer within 90 days of the order becoming final if we have entered into a definitive agreement with a potential buyer and submitted an application for approval of that buyer to the FTC within 5 days of the order being approved. If we have not identified a potential buyer, than we will have 60 days from the date on which the order becomes final to complete the sale required by the order. If we fail to close a transaction within the 60 or 90 day timeframes, then the FTC may appoint a trustee who will be empowered to find an acquirer of the assets offered under the consent decree. The trustee will have an initial one year period to complete the sale. This period may be extended at the FTC's discretion for up to two additional years.

        Under the terms of the published proposed consent decree we would sell our operator training services business and rights to the Hyprotech product line to an FTC-approved buyer, maintain certain technical standards with respect to the Hyprotech product line for 5 years, and provide the FTC-approved buyer of rights to the Hyprotech product line with all releases for the Hyprotech products for 2 years. The proposed consent decree provides for us to obtain rights to the Hyprotech products from the FTC-approved buyer. The Hyprotech product AXSYS was sold to Bentley Systems, Inc. in accordance with the terms of the proposed consent decree. More detail on our specific obligations under the proposed consent decree is available on the FTC's website at http://www.ftc.gov/os/adjpro/d9310/040715do.pdf.

        If the FTC rejects the proposed consent decree it would likely return the case to litigation. An administrative law judge would adjudicate the complaint in a trial-type proceeding. We are uncertain as to the length of the proceeding, but it could last in excess of a month. After the presentation of all of the evidence, the administrative law judge would issue a written opinion. The timing of the issuance of the opinion is uncertain and could take up to several months after the proceeding is concluded. Any decision of the administrative law judge may be appealed to the Commissioners of the FTC by either the FTC staff or us. If a majority of the FTC Commissioners were to determine that we violated applicable law, we would have the right to appeal to a U.S. Court of Appeals. Appeals to U.S. Courts of Appeals are often lengthy proceedings and generally extend for a year or two. The FTC staff and we would have the right to petition the U.S. Supreme Court for review of any Court of Appeals decision. The Supreme Court accepts very few cases each year, and it is uncertain whether they would accept our case for review.

        If the FTC were to prevail in this challenge, it could seek to impose a wide variety of remedies, any of which would have a material adverse effect on our ability to continue to operate under our current business plans and on our results of operations. These potential remedies include the divestiture of Hyprotech, as well as mandatory licensing of Hyprotech software products and other engineering software products to one or more of our competitors. As of the filing date of this report, we have accrued $17.9 million to cover the cost of (1) professional service fees associated with our cooperation in the FTC's investigation since its commencement on June 7, 2002, and (2) estimated future professional services fees relating to the initial proceeding and our preparation in advance of such proceeding.

  Litigation

        On May 31, 2002, we acquired the capital stock of Hyprotech from AEA Technology plc. AEA is engaged in arbitration proceedings in England over a contract dispute with KBC Advanced Technologies PLC, an English technology and consulting services company. The dispute remains in arbitration and concerns alleged breaches by each party of an agreement to develop and market a product known as HYSYS.Refinery. We indemnified AEA under the Sale and Purchase Agreement with AEA dated May 10, 2002 against any costs, damages or expenses in respect of a claim brought by KBC alleging damages due to AEA's (a) failure to comply with its contractual obligations after the acquisition, (b) breach of non-competition clauses with respect to activities occurring after the acquisition, (c) breach of certain obligations to KBC under its agreement by virtue of the acquisition, or (d) execution of the acquisition agreement. On March 31, 2003, the arbitrator delivered a partial decision in the arbitration, as a result of which we have not received any request under the indemnification agreement, nor do we expect to receive one. On April 22, 2004 the arbitrator delivered a further partial decision stating that (a) the contract between AEA and KBC had been terminated and that AEA and Hyprotech were in breach of the non-compete provisions contained in that agreement, and (b) for a period of three years from the date of the award, Hyprotech shall not directly or indirectly sell or market a product which competes with HYSYS.Refinery. A further hearing is scheduled for December 2004, at which the arbitrator will determine whether there has been a breach by Hyprotech of obligations relating to confidentiality. We believe that no such breach occurred. We are working with AEA in the resolution of this matter. It is too early to determine the likely outcome of this matter.

        In addition, on September 11, 2002, KBC filed a separate complaint in state district court in Houston, Texas against us and Hyprotech. KBC's claim alleges tortious interference with contract and existing business relations, tortious interference with prospective business relationships, conversion of intellectual property and civil conspiracy. KBC has requested actual and exemplary damages, costs and interest. We believe the causes of action to be without merit and will defend the case vigorously. Also, we have filed a counterclaim against KBC requesting actual and punitive damages and attorney fees. A trial date has been set for January 19, 2004. On August 25, 2003, KBC filed an additional complaint in the state district court in Houston, Texas against us and Hyprotech alleging breach of non-compete provisions and requesting injunctive relief preventing sale of our product Aspen RefSYS. We believe the causes of action to be without merit and will defend the case vigorously. On September 15, 2003, the court set aside the application for injunction pending resolution of the arbitration in London. Following the London arbitrator's award of April 22, 2004 in relation to the non-compete, on May 7, 2004, the Houston court agreed to enter a judgment in Texas against Hyprotech on exactly the same terms as the arbitrator's award against Hyprotech. The Houston court further stated that KBC may not bring any further claims against Hyprotech in Houston and that all such claims are reserved for the arbitrator in London. KBC has applied to the Houston court to have re-instated its application for injunctive relief against the Company. A hearing is scheduled for September 15, 2004 in Houston to resolve KBC's application. As of the filing date of this report, we have accrued $5.9 million to cover the cost of (1) professional service fees associated with our legal defense since its commencement and (2) estimated future costs relating to the matter.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2004.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the Nasdaq National Market under the symbol "AZPN." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq National Market.

	High	Low
Fiscal 2003:
First Quarter	$8.43	$2.69
Second Quarter	3.65	0.59
Third Quarter	3.70	2.11
Fourth Quarter	5.26	2.40
Fiscal 2004:
First Quarter	$5.26	$2.27
Second Quarter	10.84	3.89
Third Quarter	12.32	7.55
Fourth Quarter	9.45	5.49

Holders

        As of September 1, 2004, there were approximately 1,017 holders of our common stock.

Dividends

        We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our earnings, if any, in the foreseeable future, except to the extent we pay quarterly dividends on our preferred stock in cash rather than in common stock. In addition, under the terms of our January 2003 loan arrangement with Silicon Valley Bank, we are prohibited from paying any dividends on our stock, with the exception of dividends paid in common stock or dividends on our preferred stock paid in cash, provided that we are not in default under the loan arrangement. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2004:

Equity Compensation Plan Information

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders	12,365,093	$7.52	4,410,787
Equity compensation plans not approved by security holders	—	—	—

Total	12,365,093	$7.52	4,410,787

        Amounts reflected in column (A) include an aggregate of 70,187 shares that are issuable upon exercise of outstanding options that we assumed in connection with various acquisitions. The weighted average exercise price of the excluded options is $10.55.

        Equity compensation plans approved by security holders consist of our 1988 non-qualified stock option plan, our 1995 stock option plan, our 1995 directors plan, our 1998 employees' stock purchase plan, our 1996 special stock option plan and our 2001 stock option plan.

        The securities remaining available for future issuance under equity compensation plans approved by our security holders consist of:

  •
  3,149,530 shares of common stock issuable under our 1998 employees' stock purchase plan;

  •
  459,560 shares of common stock issuable under our 1995 stock option plan, pursuant to which the number of shares attributable to the exercise of options granted under such plan plus the number of shares then issuable upon exercise of outstanding options granted under such plan shall at no time exceed 3,600,000, increased automatically at each of July 1, 1998, July 1, 1999 and July 1, 2000 by an amount equal to 5% of the common stock outstanding on the preceding

    June 30, provided that the number of shares purchasable under incentive stock options issued under our 1995 stock option plan may not exceed 6,000,000;

  •
  472,579 shares of common stock issuable under our 1995 director plan;

  •
  50,648 shares of common stock issuable under our 1996 special stock option plan;

  •
  278,470 shares of common stock issuable under our 2001 stock option plan, pursuant to which the number of shares attributable to the exercise of options granted under such plan plus the number of shares then issuable upon exercise of outstanding options granted under such plan shall at no time exceed 4,000,000, increased automatically at each of July 1, 2002, July 1, 2003 and July 1, 2004 by the number equal to 5% of the common stock outstanding on the preceding June 30, rounded down to the largest even multiple of 10,000, provided that the number of shares purchasable under incentive stock options issued under our 2001 stock option plan may not exceed 8,000,000 shares.

        On July 1, 2004, the total number of shares of common stock issuable under our 2001 stock option plan increased by 2,080,000. Each of the options outstanding under these equity compensation plans has a term of ten years.

Recent Sales of Unregistered Securities

        During fiscal 2004, we issued 19,399 shares upon the exercise of options by participants in our Houston Consulting Group Stock Incentive Plan. The weighed average exercise price of these options was $1.82. The proceeds from the exercise of these options were used for working capital and general corporate purposes. In issuing these securities, we relied on the exemption from registration available pursuant to Section 4(2) of the Securities Act.

Item 6.    Selected Financial Data

        The following consolidated statement of operations data for the years ended June 30, 2002, 2003 and 2004 and consolidated balance sheet data as of June 30, 2003 and 2004 have been derived from our consolidated financial statements that were audited by independent registered public accountants and are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended June 30, 2000 and 2001 and consolidated balance sheet data as of June 30, 2000, 2001 and 2002 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K and the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended June 30,
	2000	2001	2002	2003	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$132,843	$147,448	$133,913	$139,859	$152,270
Service and other	135,250	179,476	186,691	182,862	173,426

Total revenues	268,093	326,924	320,604	322,721	325,696

Cost of revenues:
Cost of software licenses	9,605	11,856	11,830	13,916	15,566
Cost of service and other	85,193	114,595	119,972	106,868	99,433
Amortization of technology related intangible assets	1,225	2,926	5,042	8,219	7,270
Impairment of technology related intangible and computer software development assets	—	—	1,169	8,704	3,250

Total cost of revenues	96,023	129,377	138,013	137,707	125,519

Gross profit	172,070	197,547	182,591	185,014	200,177

Operating costs:
Selling and marketing	91,863	113,608	115,225	105,883	99,486
Research and development	51,567	68,913	74,458	65,086	59,095
General and administrative	23,511	27,717	29,216	28,462	31,714
Costs related to acquisitions	1,547	—	—	—	—
Long lived asset impairment charges	—	—	—	106,093	967
Restructuring charges and FTC legal costs	—	6,969	14,914	41,080	20,833
Charges for in-process research and development	—	9,915	14,900	—	—

Total operating costs	168,488	227,122	248,713	346,604	212,095

Income (loss) from operations	3,582	(29,575)	(66,122)	(161,590)	(11,918)

Interest income	9,847	10,268	6,768	8,485	7,433
Interest expense	(5,563)	(5,469)	(5,591)	(7,132)	(4,940)
Write-off of investments	—	(5,000)	(8,923)	—	—
Foreign currency exchange gain (loss)	(118)	(81)	(1,073)	(134)	413
Income (loss) on equity in joint ventures and realized gain (loss) on sales of assets	4	750	180	(462)	528

Income (loss) before provision for (benefit from) income taxes	7,752	(29,107)	(74,761)	(160,833)	(8,484)
Provision for (benefit from) income taxes	2,324	(8,732)	2,404	—	20,206

Net income (loss)	5,428	(20,375)	(77,165)	(160,833)	(28,690)
Accretion of preferred stock discount and dividend	—	—	(6,301)	(9,184)	(6,358)

Net income (loss) applicable to common stock holders	$5,428	$(20,375)	$(83,466)	$(170,017)	$(35,048)

Diluted net income (loss) per share	$0.18	$(0.68)	$(2.58)	$(4.42)	$(0.86)
Basic net income (loss) per share	$0.19	$(0.68)	$(2.58)	$(4.42)	$(0.86)
Weighted average shares outstanding—diluted	30,785	29,941	32,308	38,476	40,575
Weighted average shares outstanding—basic	28,221	29,941	32,308	38,476	40,575

	June 30,
	2000	2001	2002	2003	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash-equivalents	$49,371	$36,633	$33,571	$51,567	$107,677
Working capital	169,380	127,414	76,120	41,938	16,140
Total assets	364,945	406,594	548,343	378,480	351,025
Long-term obligations, less current maturities	88,173	88,149	92,135	89,911	1,952
Redeemable convertible preferred stock	—	—	—	57,537	106,761
Total stockholders' equity	169,198	201,070	253,788	40,087	30,611

        In July 2001, we adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under this statement, goodwill and certain other intangible assets determined to have an indefinite life were no longer amortized as of the date of adoption. General and administrative costs for the years ended June 30, 2000 and 2001 include amortization of goodwill and acquired assembled workforce of $0.9 million and $2.6 million, respectively.

        Service and other revenues and cost of service and other for the year ended June 30, 2000 do not reflect a reclassification for the reimbursement of out-of-pocket expenses, as required by Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred". It is impracticable to do so, as the information was not compiled during this period. The amounts included in service and other revenues and cost of service and other for the years ended June 30, 2001, 2002, 2003 and 2004 were $16.3 million, $18.8 million, $19.0 million and $16.9 million, respectively.

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

        Software license revenues, including license renewals, consists principally of revenues earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence, or VSOE, of fair value exists for all undelivered elements. We determine VSOE based upon the price charged when the same element is sold separately. Maintenance and support VSOE represents a consistent percentage of the license fees charged to customers. Consulting services VSOE represents standard rates, which we charge our customers when we sell our consulting services separately. For an element not yet being sold separately, VSOE represents the price established by management having the relevant authority when it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. Revenues under license arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with American Institute of Certified Public Accountants, Statement of Position, or SOP, 98-9, "Software Revenue Recognition, with Respect to Certain Transactions." Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. We have established sufficient VSOE for professional services, training and maintenance and support services. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. We use installment contracts as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

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

Significant Events—Year ended June 30, 2004

        On August 14, 2003, we issued and sold 300,300 shares of Series D-1 preferred. We also delivered cash and 63,064 shares of Series D-2 preferred in consideration for the surrender of all of our outstanding Series B preferred. Each share of Series D preferred is currently convertible, at the holder's option, into 100 shares of our common stock and may be converted into additional shares of our common stock upon certain events as a result of antidilution provisions in our charter. In addition, we issued WD warrants to purchase up to 7,267,286 shares of common stock at a purchase price of $3.33 per share, and exchanged existing warrants to purchase 791,044 shares of common stock for WB warrants to purchase 791,044 shares of common stock at a purchase price of $4.08 per share.

        During fiscal 2004, we used proceeds from the Series D financing and the sale of installments receivable to repurchase and retire $29.5 million of our convertible debentures. In addition, we also paid $8.2 million to settle our remaining obligation to Accenture.

        In December 2003, we executed a Non-Recourse Receivables Purchase Agreement with Silicon Valley Bank, pursuant to which we have the ability to sell receivables to the bank through January 1, 2005. Under the terms of this agreement, the total outstanding balance of sold receivables may not exceed $35.0 million at any one time. We have agreed to act as the bank's agent for collection of the sold receivables.

        In June 2004, we executed a plan to reduce our operating costs, primarily involving the closure of certain facilities. This resulted in a restructuring charge totaling $15.9 million, included in restructuring charges and FTC legal costs (as described below).

Summary of Restructuring Accruals

  Fiscal 2004

        In June 2004, we initiated a plan to reduce our operating expenses in order to better align our operating cost structure with the current economic environment and to improve our operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.8 million, recorded in the fourth quarter of fiscal 2004.

        As of June 30, 2004, there was $13.3 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the year ended June 30, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Asset Impairments	Total
Restructuring charge	$20,984	$1,046	$1,776	$23,806
Fiscal 2004 payments	(8,435)	(280)	—	(8,715)
Impairment of assets	—	—	(1,776)	(1,776)

Accrued expenses, June 30, 2004	$12,549	$766	$—	$13,315

Expected final payment date	February 2007	December 2004

  Fiscal 2003

        In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, we revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which has been affected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $16.1 million, recorded during the three months ended December 31, 2002. In June 2003 we reviewed our estimates to this plan and recorded a $12.0 million increase to the accrual, primarily due to revisions of the facility sub-lease assumptions, as well as increases to severance and other costs. During fiscal 2004, we recorded a $0.8 decrease to the accrual related to revised assumptions associated with lease exit costs and severance obligations, and recorded a payment of $4.1 million associated with the buyout of a remaining lease obligation.

        As of June 30, 2004, there was $7.7 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the year ended June 30, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition costs	Total
Accrued expenses, June 30, 2003	$13,799	$2,731	$1,580	$18,110
Fiscal 2004 payments	(2,567)	(2,170)	(770)	(5,507)
Adjustment—Facility lease buyout	(4,122)	—	—	(4,122)
Adjustment—Revised assumptions	(385)	(269)	(134)	(788)

Accrued expenses, June 30, 2004	$6,725	$292	$676	$7,693

Expected final payment date	December 2010	April 2005	April 2005

  Fiscal 2002

        In the fourth quarter of fiscal 2002, we initiated a plan to reduce operating expenses and to restructure operations around our two primary product lines, engineering software and manufacturing/supply chain software. We reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $14.4 million. During fiscal 2004, we recorded a $0.8 decrease to the accrual related to revised assumptions associated with lease exit costs and severance obligations, and recorded a payment of $0.7 million associated with the buyout of a remaining lease obligation. As of June 30, 2004, there was $2.0 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the year ended June 30, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2003	$4,206	$1,688	$5,894
Fiscal 2004 payments	(1,302)	(1,060)	(2,362)
Adjustment—Facility lease buyout	(727)	—	(727)
Adjustment—Revised assumptions	(350)	(498)	(848)

Accrued expenses, June 30, 2004	$1,827	$130	$1,957

Expected final payment date	December 2010	April 2005

  Fiscal 2001

        In the third quarter of fiscal 2001, the revenues realized were below expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. At that time, we also reduced our revenue expectations for the fourth quarter of fiscal year 2001 and for the fiscal year 2002. Based on the reduced revenue expectations, management evaluated the business plan and made significant changes, resulting in a restructuring plan for our operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of our e-business focus to emphasize our marketplace solutions. The restructuring plan resulted in a pre-tax charge totaling $7.0 million. During June 2004, the remaining balance of the accrual was paid, as we executed a buy-out of our remaining lease obligation. During the year ended June 30, 2004, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2003	$740
Fiscal 2004 payments	(412)

Adjustment—Facility lease buyout	(328)

Accrued expenses, June 30, 2004	$—

  Fiscal 1999

        In the fourth quarter of fiscal 1999, we undertook certain actions to restructure our business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of our core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. As of June 30, 2004, there was $0.5 million remaining in the accrued expenses relating to the restructuring. During the year ended June 30, 2004, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2003	$522
Fiscal 2004 payments net of sublease receipts (lease payments)	(5)

Accrued expenses, June 30, 2004	$517

Expected final payment date	December 2004

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

  •
  Impairment of long-lived assets, goodwill and intangible assets,

  •
  Accrual of legal fees associated with outstanding litigation,

  •
  Accounting for income taxes, and

  •
  Allowance for doubtful accounts.

  Revenue Recognition—Software Licenses

        We recognize software license revenue in accordance with SOP No. 97-2, "Software Revenue Recognition", as amended by SOP No. 98-4 and SOP No. 98-9, as well as the various interpretations and clarifications of those statements. These statements require that four basic criteria must be satisfied before software license revenue can be recognized:

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

        During the year ended June 30, 2004, we recorded $4.2 million in charges related to the impairment of certain long-lived assets and technology related intangible and computer software development assets. The timing and size of future impairment charges involves the application of management's judgment and estimates and could result in the impairment of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $73.4 million as of June 30, 2004.

  Accrual of Legal Fees Associated with Outstanding Litigation

        We accrue estimated future legal fees associated with outstanding litigation for which management has determined that it is probable that a loss contingency exists. This requires management to estimate the amount of legal fees that will be incurred in the defense of the litigation. These estimates are based heavily on our expectations of the scope, length to complete and complexity of the claims. Historically, as these factors have changed after our original estimates, we have adjusted our estimates accordingly. In the future, additional adjustments may be recorded as the scope, length or complexity of outstanding litigation changes.

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

        Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against these amounts. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could result in a tax provision equal to the carrying value of our deferred tax assets. During the year ended June 30, 2004, we recorded a $14.6 million valuation allowance against our U.S. domiciled net deferred tax assets. This charge, however, had no impact on our cash flows.

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

Results of Operations

        The following table sets forth the percentages of total revenues represented by certain consolidated statement of operations data for the periods indicated:

	Year Ended June 30,
	2002	2003	2004
Revenues:
Software licenses	41.8%	43.3%	46.8%
Service and other	58.2	56.7	53.2

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of software licenses	3.7	4.3	4.8
Cost of service and other	37.3	33.2	30.5
Amortization of technology related intangible assets	1.6	2.5	2.2
Impairment of technology related intangible and computer software development assets	0.4	2.7	1.0

Total cost of revenues	43.0	42.7	38.5

Gross profit	57.0	57.3	61.5

Operating costs:
Selling and marketing	36.0	32.8	30.6
Research and development	23.2	20.2	18.2
General and administrative	9.1	8.8	9.7
Long lived asset impairment charges	—	32.9	0.3
Restructuring charges and FTC legal costs	4.7	12.7	6.4
Charges for in-process research and development	4.6	—	—

Total operating costs	77.6	107.4	65.2

Income (loss) from operations	(20.6)	(50.1)	(3.7)

Interest income	2.1	2.6	2.3
Interest expense	(1.7)	(2.2)	(1.5)
Write-off of investments	(2.9)	—	—
Other income (expense), net	(0.2)	(0.1)	0.3

Income (loss) before provision for income taxes	(23.3)%	(49.8)%	(2.6)%

  Comparison of Fiscal 2004 to Fiscal 2003

        Revenues.    Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for fiscal 2004 increased 0.9% to $325.7 million from $322.7 million in fiscal 2003. Total revenues from customers outside the United States were $186.5 million or 57.3% of total revenues and $172.5 million or 53.5% of total revenues for fiscal 2004 and 2003, respectively. The geographical mix of revenues can vary from period to period.

        Software license revenues represented 46.8% and 43.3% of total revenues for fiscal 2004 and 2003, respectively. Revenues from software licenses in fiscal 2004 increased 8.9% to $152.3 million from $139.9 million in fiscal 2003. Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. This increase is primarily due to a modest increase in demand for products from our manufacturing/supply chain product line, as well as a modest increase in revenues from our customers in the chemical manufacturing industry. For fiscal 2004, approximately 70% and 30% of our license revenue was derived from products in the engineering product line and manufacturing/supply chain product line, respectively, as compared to approximately 75% and 25%, respectively, in fiscal 2003.

        Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for fiscal 2004 decreased 5.2% to $173.4 million from $182.9 million for fiscal 2003. This decrease is attributable primarily to the consulting services business. Consulting services decreased due to a year over year $2.1 million decline in reimbursable expenses, and due to the general low-level of licenses of our manufacturing/supply chain products during the two most recent fiscal years. Our consulting services are more heavily linked to the implementation of our manufacturing/supply chain products than they are to our engineering products.

        Cost of Software Licenses.    Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging. Cost of software licenses for fiscal 2004 increased 11.9% to $15.6 million from $13.9 million in fiscal 2003. Cost of software licenses as a percentage of revenues from software licenses increased to 10.2% for fiscal 2004 from 10.0% for fiscal 2003. The cost increase is primarily due to an increase in royalty costs of $0.9 million and amortization of computer software development costs of $0.9 million. The increase in royalties is attributable to higher license revenues and the increase in the amortization of computer software development costs is due to two significant product releases, AES 12.1 and AMS 6.0, during the first part of this fiscal year.

        Cost of Service and Other.    Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for fiscal 2004 decreased 7.0% to $99.4 million from $106.9 million for fiscal 2003. Cost of service and other, as a percentage of revenues from service and other, decreased to 57.3% for fiscal 2004 from 58.4% for fiscal 2003. The decrease in cost is primarily due to decreased payroll costs of $2.5 million related to reductions in headcount, as well as a decrease in reimbursable expenses of $2.1 million. The costs of service and other as a percentage of service and other revenues are generally consistent from period to period, showing a modest decrease as our utilization rates have increased.

        Amortization of Technology Related Intangible Assets.    Amortization of technology related intangible assets consists of the amortization from intangible assets obtained in acquisitions. These assets are generally being amortized over a period of three to five years. Amortization expense for fiscal 2004 decreased 11.5% to $7.3 million from $8.2 million for fiscal 2003. The decrease is primarily due to the discontinued amortization of $5.3 million of intangible assets for which an impairment was recorded in the three months ended December 31, 2002.

        Impairment of Technology Related Intangible and Computer Software Development Assets.    Impairment of technology related intangible and computer software development assets consists of impairment charges related to assets that are directly involved in the production of revenue. In the fourth quarter of fiscal 2004, we recorded an impairment charge of $3.3 million related to management's decision to discontinue development of certain next generation manufacturing supply chain products. Management's decision was based on concerns about the future revenue projections for these products, and the assessment of costs remaining to bring these products to market. In fiscal 2003, we recorded an impairment charge of $8.7 million related to computer software development costs and intangible assets that were related to products that management had decided would not be sold or determined that their carrying values were in excess of their fair values. The assets that will no longer be used were identified by management's decisions to either discontinue future development efforts associated with certain products. The carrying values of the remaining assets were compared to the fair values of those assets resulting in an impairment. The fair values were determined by forecasting the future net cash flows associated with the products.

        Selling and Marketing.    Selling and marketing expenses for fiscal 2004 decreased 6.0% to $99.5 million from $105.9 million for fiscal 2003, while decreasing as a percentage of total revenues to 30.6% from 32.8%. The decrease is primarily due to a decrease in advertising costs of $5.0 million related to AspenWorld, which took place in fiscal 2003, and a decrease in payroll and benefit costs of $0.8 million attributable to the headcount reductions effected in the October 2002 restructuring plan.

        Research and Development.    Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Research and development expenses for fiscal 2004 decreased 9.2% to $59.1 million from $65.1 million for fiscal 2003, and decreased as a percentage of total revenues to 18.2% from 20.2%. The decrease is primarily attributable to a $1.7 million decrease in depreciation and amortization related to assets written-off in December 2002, a $1.0 million decrease in salary and benefit costs associated with the reductions in headcount from the October 2002 restructuring plan, a $1.0 million decrease in consulting costs, and a $0.7 million decrease in travel costs.

        We capitalized software development costs that amounted to 11.4% of our total research and development costs during fiscal 2004, as compared to 14.6% in fiscal 2003. These percentages will vary from quarter to quarter, depending upon the stage of development for the various projects in a given period. This decrease is primarily due to the completion of product development activity related to two significant product releases during the first part of fiscal 2004.

        General and Administrative.    General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees and amortization of identifiable intangibles. General and administrative expenses for fiscal 2004 increased 11.4% to $31.7 million from $28.5 million for fiscal 2003, and increased as a percentage of total revenues to 9.7% from 8.8%. This increase is due to a $6.5 million increase in legal costs associated with legal defense and loss contingencies associated with the KBC litigation and with the settlement of other litigation. This is offset by a $3.0 million decrease in salary and benefit costs associated with the reductions in headcount from the October 2002 restructuring plan.

        Long Lived Asset Impairment Charges.    In fiscal 2004, this amount consisted of $1.0 million in impairment charges based on our decisions to discontinue certain internal capital projects that had previously been put on hold. In addition, certain fixed assets that supported research and development efforts were considered impaired as a result of the product consolidation decisions made in the April 2004 product review. In October 2002, we determined that the goodwill should be tested for impairment as a result of lowered revenue expectations and the overall decline in our market value. This amounted to a $74.7 million aggregate impairment charge, recorded in the fiscal 2003 accompanying consolidated statement of operations. Concurrent with the goodwill impairment review, we determined that several other assets were also impaired. This resulted in an additional $31.4 million in impairment charges in fiscal 2003, related to the intellectual property purchased from Accenture in February 2002, internal capital projects and fixed assets.

        Restructuring Charges and FTC Legal Costs.    During fiscal 2004, we recorded $20.8 million in restructuring charges and FTC legal costs. Of this amount, $23.8 million is associated with a June 2004 restructuring plan, which is offset by $7.9 million in adjustments to prior restructuring accruals and deferred rent balances, and $4.9 million is FTC legal costs, related to the FTC challenge of our acquisition of Hyprotech.

        In June 2004, we initiated a plan to reduce our operating expenses in order to better align our expense structure with the current economic environment and to improve our operating margins. This plan coincided with a reduction in our revenue projections for fiscal 2005. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.8 million. This is offset by $7.9 million in adjustments to the prior restructuring accruals and deferred rent balances, primarily related to the buy-out of the remaining obligation for our Houston facility, of which portions had previously been vacated and included in previous restructuring plans. The components of the restructuring plan are as follows:

          Closure/consolidation of facilities:    Approximately $21.0 million of the restructuring charge relates to the termination of facility leases and other lease related costs. The facility leases had remaining terms ranging from several months to eight years. The amount accrued is an estimate of the remaining obligation under the lease or actual costs to buy-out leases, reduced by expected income from the sublease of the underlying properties.

          Employee severance, benefits and related costs:    Approximately $1.0 million of the restructuring charge relates to the reduction in headcount. Approximately 35 employees, or 2% of the workforce, were eliminated under the restructuring plan. A majority of the employees were located in North America, although Europe was affected, as well. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

          Impairment of assets:    Approximately $1.8 million of the restructuring charge relates to charges associated with the impairment of fixed assets associated with the closed/consolidated facilities. These assets were reviewed for impairment in accordance with SFAS No. 144, and were considered to be impaired because their carrying values were in excess of their fair values. The fair values were determined based on a quoted market price from a third party.

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

        We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any one year is the result of the implicit interest rate established by us on installment contracts and the size of the contract portfolio. Interest income was $7.4 million for fiscal 2004 as compared to $8.5 million in fiscal 2003. This decrease primarily is due to the aggressive collection of receivables and the increased sale of receivables, resulting in the decrease of installments receivable balance.

        Interest Expense.    Interest expense was incurred under our convertible debentures, amounts owed to Accenture, and capital lease obligations. Interest expense in fiscal 2004 decreased to $4.9 million from $7.1 million in fiscal 2003. This decrease in interest expense results from the elimination of interest bearing debt, such as the payment of the obligation to Accenture in August 2003 and the repurchase and retirement of a portion of the convertible debentures in September 2003, January 2004, March 2004 and May 2004.

        Foreign currency exchange gain (loss).    Foreign currency exchange gains and losses are primarily incurred through the revaluation of receivables denominated in foreign currencies. In fiscal 2004 we recorded a foreign currency exchange gain of $0.4 million, compared to a $0.1 million loss in fiscal 2003. This increase was due to favorable exchange rate fluctuations and effective hedging of foreign receivable balances.

        Income (Loss) on Equity in Joint Ventures and Realized Gain (Loss) on Sales of Assets.    Income (loss) on equity in joint ventures and realized gain (loss) on sales of assets was a $0.5 million gain in fiscal 2004 as compared to $0.5 million loss in fiscal 2003. This increase is due primarily to a $0.5 million gain on the sale of receivables and a $0.2 million gain on the sale of land in Houston, Texas.

        Provision for/Benefit from Income Taxes.    We recorded a provision for income taxes of $20.2 million for fiscal 2004. The provision for fiscal 2004 includes a $14.6 million valuation allowance against U.S. domiciled net deferred tax assets and a $5.6 million provision primarily related to foreign taxes. We provided a full valuation allowance against the net operating losses generated during fiscal 2003 and 2004.

        Under SFAS No. 109, a deferred tax asset related to the future benefit of a tax loss carryforward should be recorded unless we make a determination that it is "more likely than not" that such deferred tax asset would not be realized. Accordingly, a valuation allowance would be provided against the deferred tax asset to the extent that we cannot demonstrate that it is "more likely than not" that the deferred tax asset will be realized. In determining the amount of valuation allowance required, we consider numerous factors, including historical profitability, estimated future taxable income, the volatility of the historical earnings, and the volatility of earnings of the industry in which we operate. We periodically review our deferred tax asset to determine if such asset is realizable. In fiscal 2004, we concluded, in accordance with SFAS No. 109, that we should record a valuation allowance on a significant portion of our deferred tax asset under the "more likely than not" test and therefore increased the amount of the valuation allowance. See Note 10 of Notes to Consolidated Financial Statements.

  Comparison of Fiscal 2003 to Fiscal 2002

        Revenues.    Total revenues for fiscal 2003 increased 0.7% to $322.7 million from $320.6 million in fiscal 2002. Total revenues from customers outside the United States were $172.5 million or 53.5% of total revenues and $146.9 million or 45.8% of total revenues for fiscal 2003 and 2002, respectively. The geographical mix of revenues can vary from period to period.

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

        Cost of Software Licenses.    Cost of software licenses for fiscal 2003 increased 17.6% to $13.9 million from $11.8 million in fiscal 2002. Cost of software licenses as a percentage of revenues from software licenses increased to 10.0% for fiscal 2003 from 8.8% for fiscal 2002. These increases are primarily the result of a $3.3 million increase in royalties, primarily related to a royalty arrangement with Accenture, which was effective as of the beginning of fiscal 2003, under which we pay royalties on the licensing of certain manufacturing/supply chain products.

        Cost of Service and Other.    Cost of service and other for fiscal 2003 decreased 10.9% to $106.9 million from $120.0 million for fiscal 2002. Cost of service and other, as a percentage of revenues from service and other, decreased to 58.4% for fiscal 2003 from 64.3% for fiscal 2002. This decrease in absolute dollars is due to a decrease in consulting costs of $3.5 million and a decrease in salary and related costs of $4.5 million related to the reductions in headcount reflected in the restructuring charges of May 2002 and October 2002. The decrease as a percentage of service and other revenues was due to the headcount reductions, as well as the increase of revenues from software maintenance as a percentage of service and other revenue, a service that provides higher margins than consulting services.

        Amortization of Technology Related Intangible Assets.    Amortization expense for fiscal 2003 increased 38.7% to $8.2 million from $5.0 million for fiscal 2002. The increase is primarily due to the intangible assets acquired as part of the Hyprotech acquisition in May 2002.

        Impairment of technology related intangible and computer software development assets.    In fiscal 2003, we recorded an impairment charge of $8.7 million related to computer software development costs and intangible assets that were related to products that management had decided would not be sold or determined that their carrying values were in excess of their fair values. The assets that will no longer be used were identified by management's decisions to either discontinue future development efforts associated with certain products. The carrying values of the remaining assets were compared to the fair values of those assets resulting in an impairment. The fair values were determined by forecasting the future net cash flows associated with the products. In fiscal 2002, we recorded an impairment charge of $1.2 million related to prepaid royalty fees associated with a discontinued product.

        Selling and Marketing.    Selling and marketing expenses for fiscal 2003 decreased 8.1% to $105.9 million from $115.2 million for fiscal 2002, while decreasing as a percentage of total revenues to 32.8% from 35.9%. The decreases are attributable to salary and related costs of $8.2 million associated with the headcount reductions reflected in the restructuring charges of May 2002 and October 2002, and $2.6 million associated with travel and entertainment costs, partially offset by $4.9 million in costs associated with our October 2002 AspenWorld conference, which occurs bi-annually, the inclusion of costs associated with Hyprotech, increases in certain foreign-based sales expenses where currencies strengthened as compared to the US dollar, and an increase in sales commissions related to significantly higher license revenues in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

        Research and Development.    Research and development expenses for fiscal 2003 decreased 12.6% to $65.1 million from $74.5 million for fiscal 2002, and decreased as a percentage of total revenues to 20.2% from 23.2%. These decreases are attributable to a $4.5 million decrease in salary and related costs related to the effect of reductions in headcount reflected in the restructuring charges of May 2002 and October 2002, partially offset by the inclusion of costs associated with Hyprotech and increases in certain foreign-based research and development expenses where currencies strengthened as compared to the US dollar.

        We capitalized software development costs that amounted to 14.6% of our total research and development costs during fiscal 2003, as compared to 11.7% in fiscal 2002. This increase is due to product development activity related to the Accenture co-development alliance, as well as a smaller level of overall research and development spending.

        General and Administrative.    General and administrative expenses for fiscal 2003 decreased 2.6% to $28.5 million from $29.2 million for fiscal 2002, and decreased as a percentage of total revenues to 8.8% from 9.1%. These decreases are due to a $2.4 million decrease in salary and related costs related to the reductions in headcount reflected in the restructuring charges of May 2002 and October 2002, offset by increases to our bad debt reserve and the inclusion of general and administrative costs associated with Hyprotech.

        Long Lived Asset Impairment Charges.    In October 2002, we determined that the goodwill should be tested for impairment as a result of lowered revenue expectations and the overall decline in our market value. This amounted to a $74.7 million aggregate impairment charge, recorded in the fiscal 2003 accompanying consolidated statement of operations. Concurrent with the goodwill impairment review, we determined that several other assets were also impaired. This resulted in an additional $31.4 million in impairment charges in fiscal 2003, related to the intellectual property purchased from Accenture in February 2002, internal capital projects and fixed assets.

        Restructuring Charges and FTC Legal Costs.    During fiscal 2003, we recorded $41.1 million in restructuring charges and FTC legal costs. Of this amount, $28.1 million is associated with an October 2002 restructuring plan, and $13.0 million is FTC legal costs. In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, we revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which had been affected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $16.1 million, recorded during the three months ended December 31, 2002. In June 2003 we reviewed our estimates to this plan and recorded a $12.0 million increase to the accrual, primarily due to revisions of the facility sub-lease assumptions, as well as increases to severance and other costs.

        Interest Income.    Interest income was $8.5 million for fiscal 2003 as compared to $6.8 million in fiscal 2002. This increase primarily is due to the increase of installment contracts associated with Hyprotech.

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

        Provision for/Benefit from Income Taxes.    We provided a full valuation against the foreign and domestic benefit generated during fiscal 2003 and recorded a provision for income taxes of $2.4 million for fiscal 2002. The provision for fiscal 2002 represents income taxes on income generated in certain foreign jurisdictions where we did not have operating loss carryforwards. We generated significant U.S. tax loss carryforwards during both fiscal 2003 and 2002. The provision for fiscal 2002 was comprised of an income tax provision related to foreign subsidiaries, a benefit from income taxes and an offsetting increase in the tax valuation.

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

        The following table presents selected quarterly consolidated statement of operations data for fiscal 2003 and 2004. These data are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of these data in accordance with accounting principles generally accepted in the United States of America.

	Fiscal 2003 Quarter Ending				Fiscal 2004 Quarter Ending
	Sep. 30	Dec. 31	Mar. 31	June 30	Sep. 30	Dec. 31	Mar. 31	June 30
	(In thousands)
Revenues:
Software licenses	$29,646	$36,781	$34,883	$38,549	$35,063	$37,759	$35,914	$43,534
Service and other	47,604	46,192	44,846	44,220	41,951	42,661	44,785	44,029

Total revenues	77,250	82,973	79,729	82,769	77,014	80,420	80,699	87,563
Cost of revenues:
Cost of software licenses	3,335	3,511	2,891	4,179	3,617	4,315	3,854	3,780
Cost of service and other	28,008	26,823	25,745	26,292	24,632	24,246	25,345	25,210
Amortization of technology related intangible assets	2,402	2,103	1,892	1,822	1,832	1,842	1,806	1,790
Impairment of technology related intangible and computer software development assets	—	8,208	—	496	—	—	—	3,250

Total cost of revenues	33,745	40,645	30,528	32,789	30,081	30,403	31,005	34,030

Gross profit	43,505	42,328	49,201	49,980	46,933	50,017	49,694	53,533

Operating costs:
Selling and marketing	29,154	27,031	24,455	25,243	23,874	23,589	23,818	28,205
Research and development	17,745	15,997	15,727	15,617	16,006	14,294	14,234	14,561
General and administrative	7,419	6,820	7,001	7,222	6,908	6,325	6,292	12,189
Long lived asset impairment charges	—	106,093	—	—	—	—	—	967
Restructuring charges and FTC legal costs	—	20,943	2,100	18,037	—	2,000	—	18,833

Total operating costs	54,318	176,884	49,283	66,119	46,788	46,208	44,344	74,755
Income (loss) from operations	(10,813)	(134,556)	(82)	(16,139)	145	3,809	5,350	(21,222)
Interest income, net	581	268	349	155	722	895	460	416
Other income (expense), net	(501)	(313)	64	154	(228)	523	462	184

Income (loss) before provision for taxes	(10,733)	(134,601)	331	(15,830)	639	5,227	6,272	(20,622)
Provision for income taxes	—	—	—	—	188	1,315	1,352	17,351

Net income (loss)	(10,733)	(134,601)	331	(15,830)	451	3,912	4,920	(37,973)
Accretion of preferred stock discount and dividend	(2,234)	(2,287)	(2,291)	(2,372)	3,852	(3,352)	(3,400)	(3,458)

Net income (loss) applicable to common stockholders	$(12,967)	$(136,888)	$(1,960)	$(18,202)	$4,303	$560	$1,520	$(41,431)

Basic income (loss) per share applicable to common shareholders	$(0.34)	$(3.59)	$(0.05)	$(0.47)	$.11	$0.01	$0.04	$(1.00)

Basic weighted average shares outstanding	37,994	38,128	38,795	39,026	39,772	40,175	41,049	41,328

Diluted income (loss) per share applicable to common shareholders	$(0.34)	$(3.59)	$(0.05)	$(0.47)	$.10	$0.01	$0.03	$(1.00)

Diluted weighted average shares outstanding	37,994	38,128	38,795	39,026	59,437	50,315	51,907	41,328

Liquidity and Capital Resources

        In fiscal 2004, operating activities provided $40.7 million of cash primarily due to income from operations, excluding non-cash charges, our commitment to both the aggressive collection of receivables and the increased sale of receivables, partially offset by the continuing cash payments related to the ongoing proceedings in connection with the anti-trust claims filed by the FTC with respect to our acquisition of Hyprotech, and our previous restructuring charges. In fiscal 2002 and 2003, operating activities used $8.0 million and provided $21.6 million of cash, respectively.

        In fiscal 2004, investing activities used $8.0 million of cash primarily as a result of the capitalization of computer software development costs and the ordinary purchases of property and equipment, partially offset by the proceeds from the sale of land in December 2003. In fiscal 2002 and 2003, investing activities used $102.3 million and provided $7.5 million of cash, respectively.

        In fiscal 2004, financing activities provided $22.2 million of cash primarily due to the proceeds from the Series D financing, partially offset by pay-off of amounts owed to Accenture and repurchase and retirement of $29.5 million of the convertible debentures. In fiscal 2002 and 2003, financing activities provided $107.1 million and used $11.6 million of cash, respectively.

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

        An aggregate of $45 million of working capital may be used to repay a portion of our convertible debentures at or prior to maturity. During the year ended June 30, 2004, we repurchased and retired a face value of $29.5 million of these convertible debentures.

        Historically, we have had arrangements to sell long-term installments receivable to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation. These contracts represent amounts due over the life of existing term licenses. During fiscal 2002, 2003 and 2004, we sold $42.7 million, $66.7 million and $54.9 million of installments receivable, respectively. As of June 30, 2004, there was approximately $50 million in additional availability under the arrangements. We expect to continue to have the ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance, and the availability under the arrangements can be increased. At June 30, 2004, we had a partial recourse obligation that was within the range of $1.4 million to $4.1 million.

        In December 2003, we executed a Non-Recourse Receivables Purchase Agreement with Silicon Valley Bank, pursuant to which we have the ability to sell receivables to the bank through January 1, 2005. Under the terms of this agreement the total outstanding balance of sold receivables may not exceed $35 million at any one time. We will act as the bank's agent for collection of the sold receivables. During the year ended June 30, 2004, we sold receivables for aggregate proceeds of $42.5 million under this agreement and as of June 30, 2004 there was $5.0 million in remaining availability. We may in the future establish new arrangements to sell additional installment contracts to other financial institutions and increase our cash position.

        In January 2003, we executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (4.00% at June 30, 2004). We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of June 30, 2004, there were $11.9 million in letters of credit outstanding under the line of credit, and there was $7.4 million available for future borrowing. On September 10, 2004, we executed an amendment to the Loan Arrangement that adjusted the terms of certain financial covenants, and cured a default of the tangible net worth covenant as of June 30, 2004. The Loan Arrangement expires in January 2005, and we are currently in negotiations with the bank to amend and extend the agreement.

        As of June 30, 2004, we had cash and cash-equivalents totaling $107.7 million. Our commitments as of June 30, 2004 consisted primarily of the maturity of the convertible debentures on June 15, 2005, royalty commitments owed to Accenture, capital lease obligations, and leases on our headquarters and other facilities. Other than these, there were no other commitments for capital or other expenditures. Our obligations related to these items at June 30, 2004 are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$12,744	$10,489	$9,561	$8,186	$7,597	$25,273	$73,850
Capital leases and debt obligations	1,850	963	224	183	181	401	3,802
Accenture royalty commitment	3,820	—	—	—	—	—	3,820
Maturity of convertible debentures	56,745	—	—	—	—	—	56,745

Total commitments	$75,159	$11,452	$9,785	$8,369	$7,778	$25,674	$138,217

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

Inflation

        Inflation has not had a significant impact on our operating results to date and we do not expect inflation to have a significant impact during fiscal 2005.

New Accounting Pronouncements

        In April 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This pronouncement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are effective for transactions that are entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. In December 2003 the FASB revised FIN 46. First, FIN 46 will require identification of our participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure regarding interests in VIE that are deemed significant, even if consolidation is not required. Certain provisions of FIN 46, as revised, relating to the consolidation of special-purpose entities are effective for periods ending after December 15, 2003. The adoption of these provisions did not have an impact on our financial position, results of operations or cash flows. The remaining provisions of FIN 46, as revised, relating to the consolidation or disclosure of all other VIE are effective for periods ending after March 15, 2004. The adoption of these provisions did not have an impact on our financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Information relating to quantitative and qualitative disclosure about market risk is set forth in notes 2(c), 2(d), 2(h), 2(j) and 11 to our consolidated financial statements included elsewhere in this Form 10-K and below under the captions "Investment Portfolio" and "Foreign Exchange Hedging."

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

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars

		Maturing in Fiscal Year Ending June 30,
	Fair Value at June 30, 2004
		2005	2006	2007	2008	2009 and Thereafter
	(In thousands, except interest rates)
Cash Equivalents	$107,677	$107,677	—	—	—	—
Weighted Average Interest Rate	0.88%	0.88%	—	—	—	—
Investments	$—	—	—	—	—	—
Weighted Average Interest Rate	—	—	—	—	—	—
Total Portfolio	$107,677	$107,677	—	—	—	—
Weighted Average Interest Rate	0.88%	0.88%	—	—	—	—

Impact of Foreign Currency Rate Changes

        During fiscal 2004, the U.S. dollar weakened against currencies for countries in which we have local operations, primarily in Europe, Canada and the Asia-Pacific region. The translation of our foreign entities' assets and liabilities did not have a material impact on our consolidated operating results. Foreign exchange forward contracts are only purchased to hedge certain customer installments receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

        We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer installments receivable denominated in foreign currencies. The objective of these contracts is to limit the impact of foreign currency exchange rate movement on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $19.9 million of foreign exchange forward contracts denominated in Japanese, British, Swiss, Singapore and Euro currencies which represented underlying customer installments receivable transactions at the end of fiscal 2004. At each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currencies are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and losses related to these instruments for fiscal 2004 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, operating results or cash flows resulting from the use of these instruments. There can be no assurance, however, that these strategies will be effective or that transaction losses can be limited or forecasted accurately.

        The following table provides information about our forward contracts, at the end of fiscal 2004, to sell foreign currencies for U.S. dollars. All of these contracts relate to customer accounts and installments receivable. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value on the contract at the end of fiscal 2004.

Currency	Average Contract Rate	Forward Amount in U.S. Dollars	Contract Origination Date	Contract Maturity Date
	(In thousands)
Euro	0.84	$10,431	Various: Oct 03-Jun 04	Various: Jul 04-Jul 05
Japanese Yen	108.05	5,697	Various: Apr 02-Jun 04	Various: Jul 04-Jul 05
Canadian Dollar	1.37	2,649	Various: Oct 03-Jun 04	Various: Jul 04-Jun 05
British Pound Sterling	0.59	1,129	Various: Jun 02-Jun 04	Various: Jul 04-Jun 05

Total		$19,906

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

Item 9.    Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of June 30, 2004. As part of the evaluation we considered the report to our audit committee by our independent auditors, Deloitte & Touche, LLP, of a "material weakness" and a "reportable condition" under standards established by the American Institute of Certified Public Accountants regarding certain elements of our system of internal controls. Our independent auditors noted a material weakness with respect to our accounting for income taxes, due to errors in the computations of the provision for sales taxes, the domestic and foreign provision for income taxes, and the computation and classification of deferred income taxes. They also cited a reportable condition with respect to our property record-keeping processes that did not constitute a material weakness.

        In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, as a result of the material weakness in our internal controls over financial reporting described in our auditors report, our disclosure controls and procedures were not effective with respect to our accounting for income taxes and required implementation of the changes discussed below. We have evaluated the impact of the internal control weakness and reportable condition discussed above. Based on our evaluation, we do not believe that the control weakness and reportable condition noted above led to any material misstatements in the consolidated financial statements included in this report.

        The following initiatives are being taken to address the material weakness and reportable condition described above and were based on the recommendations of our independent auditors in their letter to our audit committee:

  •
  hiring of a new tax director;

  •
  creation of an internal audit department and hiring of a director of internal audit; and

  •
  purchase and implementation of a fixed asset accounting and tracking system, along with completion of a full physical inventory of all property and equipment.

        While we are in the process of taking the foregoing steps, and, in addition, are developing and implementing a formal set of internal controls and procedures for financial reporting in accordance with the SEC's proposed rules to adopt the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, in order to address the adequacy of our disclosure controls and procedures, the efficacy of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by management and by our internal and external auditors. As a result, additional changes will be made to our internal controls and procedures.

        Other than the foregoing initiatives, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2004.

Item 11.    Executive Compensation

        The information required under this Item and not reported herein is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        See "Securities Authorized for Issuance Under Equity Compensation Plans" in Part II of this Form 10-K.

        The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2004, under the heading "Share Ownership of Principal Stockholders and Management."

Item 13.    Certain Relationships and Related Transactions

        The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2004, under the heading "Related Party Transactions."

Item 14.    Principal Accountant Fees and Services

        The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2004, under the heading "Independent Public Accountants."

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

Description	Page
Schedule II—Valuation and Qualifying Accounts	S-1

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

10.18(15)	Promissory Note (Ex-Im), dated January 30, 2003, by and between Aspen Technology, Inc. and AspenTech, Inc. in favor of Silicon Valley Bank.
10.19(15)	Form of Negative Pledge Agreement, dated as of January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.
10.20(15)	Security Agreement, dated as of January 30, 2003, by and between Silicon Valley Bank and AspenTech Securities Corporation.
10.21(15)	Unconditional Guaranty, dated as of January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank.
10.22(16)	First Loan Modification Agreement, effective as of June 27, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.
10.23(16)	Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank.
10.24(32)	Non-Recourse Receivables Purchase Agreement, dated December 31, 2003, between Silicon Valley Bank and Aspen Technology, Inc.
10.26(17)	Securities Purchase Agreement dated June 1, 2003 by and among Aspen Technology, Inc. and the Purchasers listed therein.
10.27(17)	Repurchase and Exchange Agreement dated as of June 1, 2003 by and among Aspen Technology, Inc. and the Holders named therein.
10.28(18)	Registration Rights Agreement dated June 15, 2001 between Aspen Technology, Inc. and Michael B. Feldman.
10.29(18)	Registration Rights Agreement dated June 15, 2001 between Aspen Technology, Inc. and the former stockholders of Computer Processes Unlimited, L.L.C.
10.30(19)	Registration Rights Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP.
10.31(1)	Investor Rights Agreement dated as of August 14, 2003 by and among Aspen Technology, Inc. and the Stockholders Named therein.
10.32(1)	Management Rights Letter dated as of August 14, 2003 by and among Aspen Technology, Inc. and the entities named therein.
10.33(21)	Amended and Restated Registration Rights Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
10.34(11)*	1988 Non-Qualified Stock Option Plan, as amended.
10.35(22)*	1995 Stock Option Plan.
10.36(31)*	Amended and Restated 1995 Directors Stock Option Plan.
10.37(22)*	1995 Employees' Stock Purchase Plan.
10.38(23)*	1998 Employees' Stock Purchase Plan.
10.39(24)*	Amendment No. 1 to 1998 Employees' Stock Purchase Plan.
10.40(25)*	1996 Special Stock Option Plan.
10.41(24)*	2001 Stock Option Plan.

10.42(11)*	Form of Employee Confidentiality and Non-Competition Agreement.
10.43(11)*	Noncompetition, Confidentiality and Proprietary Rights Agreement between Aspen Technology, Inc. and Lawrence B. Evans.
10.44(16)*	Employment and Transition Agreement, dated as of June 30, 2003, by and between Aspen Technology, Inc. and Lawrence B. Evans.
10.45(24)*	Change in Control Agreement between Aspen Technology, Inc. and David McQuillin dated August 12, 1997.
10.46(26)*	Severance Agreement between Aspen Technology, Inc. and David L. McQuillin dated September 30, 2002.
10.47(15)*	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and David L. McQuillin.
10.48(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and David L. McQuillin.
10.49(26)*	Employment Agreement between Aspen Technology, Inc. and Wayne Sim dated May 9, 2002.
10.50(26)*	Change in Control Agreement between Aspen Technology, Inc. and Wayne Sim dated May 9, 2002.
10.51(16)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Wayne Sim.
10.52(27)*	Change in Control Agreement between Aspen Technology, Inc. and Stephen J. Doyle dated August 12, 1997.
10.53(15)*	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.54(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.55(30)*	Employment Agreement, dated April 1, 2002, by and between Aspen Technology, Inc. and C. Steven Pringle
10.56(3)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and C. Steven Pringle.
10.57(30)*	Offer Letter, dated June 16, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.58(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.59(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and David L. McQuillin.
10.60(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Wayne Sim.
10.61(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.62(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and C. Steve Pringle.

10.63(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.64(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.65(12)	Financing Partner Agreement between Aspen Technology, Inc. and IBM Credit Corporation dated June 15, 2000.
10.66(29)	Securities Purchase Agreement dated as of May 9, 2002 between Aspen Technology, Inc. and the Purchasers listed therein, and related Amendment dated June 5, 2002.
10.67(28)	Share Purchase Agreement dated as of May 10, 2002 between Aspen Technology, Inc. and AEA Technology plc.
10.68(19)	Stockholder Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP.
10.69(21)	Amended and Restated Securities Purchase Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
10.70	First Loan Modification Agreement (Exim), dated as of September 10, 2004, by and among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank.
10.71	Second Loan Modification Agreement, dated as of September 10, 2004, by and among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank.
21.1	Subsidiaries of Aspen Technology, Inc.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in signature page to Form 10-K).
31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(16)
Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2003, and incorporated herein by reference.

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

(32)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended December 31, 2003, and incorporated herein by reference.

†
Confidential treatment requested as to certain portions

*
Management contract of compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
	By:	/s/ DAVID L. MCQUILLIN David L. McQuillin President and Chief Executive Officer
Date: September 13, 2004
	By:	/s/ CHARLES F. KANE Charles F. Kane Senior Vice President and Chief Financial Officer
Date: September 13, 2004

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 13, 2004.

Signature	Title

/s/ DAVID L. MCQUILLIN David L. McQuillin	President and Chief Executive Officer (Principal Executive Officer)
/s/ CHARLES F. KANE Charles F. Kane	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ LAWRENCE B. EVANS Lawrence B. Evans	Chairman of the Board of Directors
/s/ DONALD P. CASEY Donald P. Casey	Director
/s/ MARK FUSCO Mark Fusco	Director
/s/ GARY E. HAROIAN Gary E. Haroian	Director
/s/ STEPHEN M. JENNINGS Stephen M. Jennings	Director
/s/ DOUGLAS A. KINGSLEY, JR. Douglas A. Kingsley, Jr.	Director

/s/ JOAN C. MCARDLE Joan C. McArdle	Director
/s/ MICHAEL PEHL Michael Pehl	Director

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aspen Technology, Inc.:
Cambridge, Massachusetts

        We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. and subsidiaries (the "Company") as of June 30, 2003 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2003 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                      /s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 13, 2004

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2004
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$51,567	$107,677
Accounts receivable, net of allowance for doubtful accounts of $3,692 in 2003 and $2,450 in 2004	77,725	52,667
Unbilled services	15,279	15,518
Current portion of long-term installments receivable, net of unamortized discount of $2,033 in 2003 and $962 in 2004	34,720	21,475
Deferred tax asset	2,929	31
Prepaid expenses and other current assets	11,581	10,084

Total current assets	193,801	207,452
Long-term installments receivable, net of unamortized discount of $13,684 in 2003 and $14,161 in 2004	73,377	67,724
Property and leasehold improvements, at cost:
Building and improvements	1,663	1,828
Computer equipment	52,847	15,074
Purchased software	45,939	30,756
Furniture and fixtures	17,061	7,713
Leasehold improvements	10,506	7,924

	128,016	63,295
Less—Accumulated depreciation and amortization	96,858	44,631

	31,158	18,664
Computer software development costs, net of accumulated amortization of $25,085 in 2003 and $29,795 in 2004	17,728	15,933
Purchased intellectual property, net of accumulated amortization of $400 in 2003 and $966 in 2004	1,861	1,295
Other intangible assets, net of accumulated amortization of $20,354 in 2003 and $28,161 in 2004	26,946	19,571
Goodwill	14,333	14,736
Deferred tax asset	13,831	2,492
Other assets	5,445	3,158

	$378,480	$351,025

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$3,849	$58,595
Amount owed to Accenture	8,162	—
Accounts payable	8,622	7,689
Accrued expenses	73,472	76,895
Unearned revenue	20,492	14,783
Deferred revenue	37,266	33,025
Deferred tax liability	—	325

Total current liabilities	151,863	191,312
Long-term obligations, less current portion	89,911	1,952
Deferred revenue, less current portion	9,815	5,363
Deferred tax liability	13,258	4,220
Other liabilities	16,009	10,806
Commitments and contingencies (Notes 10, 11, 12 and 13)
Series B redeemable convertible preferred stock, $0.10 par value—
Authorized, issued and outstanding—60,000 shares in 2003	57,537	—
Series D redeemable convertible preferred stock, $0.10 par value—
Authorized—367,000 shares in 2004 Issued and outstanding—363,364 shares in 2004 (Liquidation preference of $129,690 as of June 30, 2004)	—	106,761
Stockholders' equity:
Common stock, $0.10 par value—Authorized—120,000,000 shares Issued—39,279,268 shares in 2003 and 41,716,887 shares in 2004 Outstanding—39,045,804 shares in 2003 and 41,483,423 shares in 2004	3,929	4,173
Additional paid-in capital	315,726	338,804
Accumulated deficit	(277,610)	(312,658)
Treasury stock, at cost—233,464 shares of common stock in 2003 and 2004	(513)	(513)
Accumulated other comprehensive income (loss)	(1,445)	805

Total stockholders' equity	40,087	30,611

	$378,480	$351,025

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2002	2003	2004
	(In thousands, except per share data)
Revenues:
Software licenses	$133,913	$139,859	$152,270
Service and other	186,691	182,862	173,426

Total revenues	320,604	322,721	325,696
Cost of revenues:
Cost of software licenses	11,830	13,916	15,566
Cost of service and other	119,972	106,868	99,433
Amortization of technology related intangible assets	5,042	8,219	7,270
Impairment of technology related intangible and computer software development assets	1,169	8,704	3,250

Total cost of revenues	138,013	137,707	125,519

Gross profit	182,591	185,014	200,177

Operating costs:
Selling and marketing	115,225	105,883	99,486
Research and development	74,458	65,086	59,095
General and administrative	29,216	28,462	31,714
Long-lived asset impairment charges	—	106,093	967
Restructuring charges and FTC legal costs	14,914	41,080	20,833
Charges for in-process research and development	14,900	—	—

Total operating costs	248,713	346,604	212,095

Income (loss) from operations	(66,122)	(161,590)	(11,918)

Interest income	6,768	8,485	7,433
Interest expense	(5,591)	(7,132)	(4,940)
Write-off of investments	(8,923)	—	—
Foreign currency exchange gain (loss)	(1,073)	(134)	413
Income (loss) on equity in joint ventures and realized gain (loss) on sales of assets	180	(462)	528

Income (loss) before provision for income taxes	(74,761)	(160,833)	(8,484)
Provision for income taxes	2,404	—	20,206

Net income (loss)	(77,165)	(160,833)	(28,690)
Accretion of preferred stock discount and dividend	(6,301)	(9,184)	(6,358)

Net income (loss) attributable to common shareholders	$(83,466)	$(170,017)	$(35,048)

Basic and diluted net income (loss) per share attributable to common shareholders	$(2.58)	$(4.42)	$(0.86)

Basic and diluted weighted average shares outstanding	32,308	38,476	40,575

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Series B Convertible Preferred Stock
			Common Stock						Accumulated Other Comprehensive Income Loss	Treasury Stock
								Notes Receivable From Stockholders					Total Comprehensive Income (Loss)
	Number of Shares	Carrying Value	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation			Number of Shares	Cost	Stockholders' Equity
	(In thousands, except share data)
Balance, June 30, 2001	—	$—	31,576,924	$3,157	$228,976	$(24,127)	$(1,400)	$(283)	$(4,751)	230,430	$(502)	$201,070
Issuance of common stock under employee stock purchase plans	—	—	313,337	31	5,275	—	—	—	—	—	—	5,306
Exercise of stock options and warrants	—	—	185,625	19	1,600	—	—	—	—	—	—	1,619
Issuance of Series B convertible preferred stock and common stock warrants, net of issuance costs	60,000	48,544	—	—	8,044	—	—	—	—	—	—	56,588
Beneficial conversion feature embedded in Series B convertible preferred stock	—	(3,232)	—	—	3,232	—	—	—	—	—	—	—
Issuance of common stock and common stock warrants, net of issuance costs	—	—	4,166,665	417	47,539	—	—	—	—	—	—	47,956
Issuance of common stock in settlement of obligation subject to common stock settlement	—	—	1,641,672	164	18,336	—	—	—	—	—	—	18,500
Return of escrowed shares issued to Optimum Logistics Ltd	—	—	(58,540)	(6)	(2,084)	—	—	—	—	—	—	(2,090)
Reversal of unvested and forfeited restricted common stock	—	—	(94,500)	(9)	(1,739)	—	1,209	283	—	—	—	(256)
Accretion of discount on Series B convertible preferred stock	—	5,441	—	—	—	(5,441)	—	—	—	—	—	—
Accrual of Series B convertible preferred stock dividend	—	—	—	—	860	(860)	—	—	—	—	—	—
Translation adjustment, not tax effected	—	—	—	—	—	—	—	—	2,268	—	—	2,268	2,268
Unrealized market gain on investments, net of tax effect	—	—	—	—	—	—	—	—	(199)	—	—	(199)	(199)
Amortization of deferred compensation	—	—	—	—	—	—	191	—	—	—	—	191
Net loss	—	—	—	—	—	(77,165)	—	—	—	—	—	(77,165)	(77,165)

Comprehensive loss for the year ended June 30, 2002													$(75,096)

Balance, June 30, 2002	60,000	50,753	37,731,183	3,773	310,039	(107,593)	—	—	(2,682)	230,430	(502)	253,788

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Series B Convertible Preferred Stock
			Common Stock						Accumulated Other Comprehensive Income Loss	Treasury Stock
								Notes Receivable From Stockholders					Total Comprehensive Income (Loss)
	Number of Shares	Carrying Value	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation			Number of Shares	Cost	Stockholders' Equity
	(In thousands, except share data)
Balance, June 30, 2002	60,000	50,753	37,731,183	3,773	310,039	(107,593)	—	—	(2,682)	230,430	(502)	253,788
Issuance of common stock under employee stock purchase plans	—	—	759,771	76	3,217	—	—	—	—	—	—	3,293
Exercise of stock options	—	—	56,934	6	144	—	—	—	—	—	—	150
Issuance of common stock in settlement of Series B convertible preferred stock dividend	—	—	731,380	74	(74)	—	—	—	—	—	—	—
Accrual of Series B convertible preferred stock dividend	—	—	—	—	2,400	(2,400)	—	—	—	—	—	—
Accretion of discount on Series B convertible preferred stock	—	6,784	—	—	—	(6,784)	—	—	—	—	—	—
Modification of Series B convertible preferred stock	(60,000)	(57,537)	—	—	—	—	—	—	—	—	—	(57,537)
Reacquisition of common shares issued to CPU	—	—	—	—	—	—	—	—	—	3,034	(11)	(11)
Translation adjustment, not tax effected	—	—	—	—	—	—	—	—	1,364	—	—	1,364	1,364
Unrealized market gain on investments, net of tax effect	—	—	—	—	—	—	—	—	(127)	—	—	(127)	(127)
Net loss	—	—	—	—	—	(160,833)	—	—	—	—	—	(160,833)	(160,833)

Comprehensive loss for the year ended June 30, 2003													$(159,596)

Balance, June 30, 2003	—	—	39,279,268	3,929	315,726	(277,610)	—	—	(1,445)	233,464	(513)	40,087

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Series B Convertible Preferred Stock
			Common Stock						Accumulated Other Comprehensive Income Loss	Treasury Stock
								Notes Receivable From Stockholders					Total Comprehensive Income (Loss)
	Number of Shares	Carrying Value	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation			Number of Shares	Cost	Stockholders' Equity
	(In thousands, except share data)
Balance, June 30, 2003	—	—	39,279,268	3,929	315,726	(277,610)	—	—	(1,445)	233,464	(513)	40,087
Issuance of common stock under employee stock purchase plans	—	—	976,960	98	2,924	—	—	—	—	—	—	3,022
Exercise of stock options	—	—	1,321,997	132	3,989	—	—	—	—	—	—	4,121
Net exercise of warrant to purchase common stock	—	—	17,922	2	(2)	—	—	—	—	—	—	—
Issuance of common stock in settlement of Series B redeemable convertible preferred stock dividend	—	—	120,740	12	(12)	—	—	—	—	—	—	—
Accrual of Series B redeemable convertible preferred stock dividend	—	—	—	—	296	(296)	—	—	—	—	—	—
Accretion of discount on Series B redeemable convertible preferred stock	—	—	—	—	—	(643)	—	—	—	—	—	(643)
Payment of dividend on Series B redeemable convertible preferred stock	—	—	—	—	(296)	—	—	—	—	—	—	(296)
Gain on retirement of Series B redeemable preferred stock	—	—	—	—	—	6,452	—	—	—	—	—	6,452
Record value of warrants issued in conjunction with the issuance of Series D redeemable convertible preferred stock	—	—	—	—	16,179	—	—	—	—	—	—	16,179
Accrual of Series D redeemable convertible preferred stock dividend	—	—	—	—	—	(8,690)	—	—	—	—	—	(8,690)
Accretion of discount on Series D redeemable convertible preferred stock	—	—	—	—	—	(3,181)	—	—	—	—	—	(3,181)
Translation adjustment, not tax effected	—	—	—	—	—	—	—	—	2,250	—	—	2,250	$2,250
Net loss	—	—	—	—	—	(28,690)	—	—	—	—	—	(28,690)	(28,690)

Comprehensive loss for the year ended June 30, 2004													$(26,440)

Balance, June 30, 2004	—	$—	41,716,887	$4,173	$338,804	$(312,658)	$—	$—	$805	233,464	$(513)	$30,611

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2002	2003	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(77,165)	$(160,833)	$(28,690)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	25,763	30,994	27,371
Asset impairment charges and write-offs under restructuring charges	1,169	113,447	6,018
Charges for in-process research and development	14,900	—	—
Write-off of investments	8,923	—	—
Deferred stock-based compensation	(65)	—	—
(Gain) loss on the disposal of property	—	288	(170)
Gain on repurchase of convertible debt	—	—	(299)
Deferred income taxes	896	—	5,524
Research and development costs subject to common stock settlement	924	1,082	—
Changes in assets and liabilities—
Accounts receivable	1,591	20,861	26,733
Unbilled services	333	16,714	604
Prepaid expenses and other current assets	(1,400)	7,338	3,457
Long-term installments receivable	6,816	(1,587)	19,374
Accounts payable and accrued expenses	8,865	(7,184)	919
Unearned revenue	751	(1,240)	(6,258)
Deferred revenue	(368)	(2,283)	(8,962)
Other liabilities	36	3,969	(5,203)

Net cash provided by (used in) operating activities	(8,031)	21,566	40,418
Cash flows from investing activities:
Purchase of property and leasehold improvements	(12,940)	(4,746)	(3,123)
Proceeds from sale of property	1,725	—	1,096
Capitalized computer software development costs	(7,986)	(7,661)	(7,317)
(Increase) decrease in other assets	(1,940)	1,323	2,432
Decrease in short-term investments	12,257	18,535	—
Cash used in the purchase of businesses, net of cash acquired	(93,437)	—	(200)

Net cash provided by (used in) investing activities	(102,321)	7,451	(7,112)
Cash flows from financing activities:
Issuance of common stock and common stock warrants, net of issuance costs	47,956	—	—
Issuance of Series B convertible preferred stock and common stock warrants, net of issuance costs	56,588	—	—
Issuance of Series D redeemable convertible preferred stock and common stock warrants, net of issuance costs	—	—	89,341
Retirement of Series B redeemable convertible preferred stock	—	—	(30,000)
Payment of Series B redeemable convertible preferred stock dividend	—	—	(296)
Payment of amounts owed to Accenture	—	(8,433)	(10,068)
Issuance of common stock under employee stock purchase plans	5,306	3,293	3,022
Exercise of stock options and warrants	1,619	150	4,121
Payments of long-term debt and capital lease obligations	(4,305)	(6,603)	(4,733)
Repurchase of convertible debt	—	—	(29,196)

Net cash provided by (used in) financing activities	107,164	(11,593)	22,191
Effect of exchange rate changes on cash and cash equivalents	126	572	613

Increase (decrease) in cash and cash equivalents	(3,062)	17,996	56,110
Cash and cash equivalents, beginning of year	36,633	33,571	51,567

Cash and cash equivalents, end of year	$33,571	$51,567	$107,677

Supplemental disclosure of cash flow information:
Income taxes paid	$1,955	$1,695	$6,569

Interest paid	$4,841	$5,902	$5,967

Supplemental disclosure of non-cash financing activities:
Accretion of discount on Series B redeemable convertible preferred stock	$2,209	$6,784	$643

Accretion of discount on Series D redeemable convertible preferred stock	$—	$—	$3,181

Preferred stock dividend due to beneficial conversion feature of Series B convertible preferred stock	$3,232	$—	$—

Issuance of common stock in settlement of obligation subject to common stock settlement	$18,500	$—	$—

Modification of Series B convertible preferred stock to Series B redeemable convertible preferred stock	$—	$57,537	$—

Issuance of common stock in settlement of Series B convertible preferred stock dividend	$—	$2,662	$598

Supplemental disclosure of cash flows related to acquisitions:
The Company acquired certain companies as described in Note 4. These acquisitions are summarized as follows:
Fair value of assets acquired, excluding cash	$140,141	$3,027	$525
Payments in connection with the acquisitions, net of cash acquired	(93,437)	—	(200)
Charge for in-process research and development	14,900	—	—

Liabilities assumed	$61,604	$3,027	$325

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

        Aspen Technology, Inc. (the Company) and its subsidiaries is a leading supplier of integrated software and services to the process industries, which consist of petroleum, chemicals, pharmaceutical and other industries that provide products from a chemical process. The Company develops two types of software to design, operate, manage and optimize its customers' key business processes- engineering software and manufacturing/supply chain software.

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

  (c) Cash and Cash Equivalents and Short-Term Investments

        Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

        Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as available-for-sale securities. Unrealized gains and losses have been accounted for as a component of comprehensive income (loss). Realized investment gains and losses were not material in fiscal 2002, 2003 or 2004.

        Cash and cash equivalents as of June 30, 2003 and 2004 were as follows (in thousands):

		June 30, 2003		June 30, 2004
Description	Contracted Maturity	Total Market Value	Total Amortized Cost	Total Market Value	Total Amortized Cost
Cash and cash equivalents:
Cash and cash equivalents	N/A	$22,412	$22,412	$75,498	$75,498
Money market funds	0-3 months	29,155	29,155	32,179	32,179

Total cash and cash equivalents		$51,567	$51,567	$107,677	$107,677

  (d) Derivative Instruments and Hedging

        The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

        Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company's installment receivables that are denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and the British Pound Sterling. These foreign exchange contracts are entered into to hedge recorded installments receivable made in the normal course of business, and accordingly are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies.

        In addition, in May 2002, as part of the acquisition of Hyprotech Ltd. and related subsidiaries of AEA Technology plc (collectively, Hyprotech), the Company initiated loans with two foreign subsidiaries. The two loans, denominated in British pounds and Canadian dollars, were intended to be a natural hedge against foreign currency risk associated with installment receivable contracts acquired with Hyprotech that were denominated in a currency other than their functional currency. The loan denominated in British pounds was repaid in December 2003 and the loan denominated in Canadian dollars was repaid in January 2004.

        At June 30, 2004, the Company had effectively hedged $19.9 million of installments receivable and accounts receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than to hedge foreign currency risk. The gross value of the long-term installments receivable that were denominated in foreign currency was $25.2 million at June 30, 2003 and $21.7 million at June 30, 2004. The installments receivable held as of June 2004 mature at various times through November 2009. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

        The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain accounts and installments receivable and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. During fiscal 2002, 2003 and 2004 the net gain recognized in the consolidated statements of operations was not material. A small portion of the forward foreign currency exchange contract is designated to hedge the future interest income of the related receivables. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge. During fiscal 2004, net loss deferred in other comprehensive income was not material.

        The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of June 30, 2004. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates:

Currency	Notional Amount	Estimated Fair Value*	Average Contract Rate
	(In thousands)
Euro	$10,431	$10,700	0.84
Japanese Yen	5,697	5,644	108.05
Canadian Dollar	2,649	2,721	1.37
British Pound Sterling	1,129	1,205	0.59

Total	$19,906	$20,270

        Payments on the hedged receivables due during fiscal 2005 equal $19.8 million.

*
The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of June 30, 2004. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company's banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

  (e) Depreciation and Amortization

        The Company provides for depreciation and amortization, primarily computed using the straight-line method, by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Building and improvements	7-30 years
Computer equipment	3 years
Purchased software	3-5 years
Furniture and fixtures	3-10 years
Leasehold improvements	Life of lease or asset, whichever is shorter

        Depreciation expense was $15.1 million, $16.4 million and $13.1 million for the years ended June 30, 2002, 2003 and 2004, respectively. During the year ended June 30, 2004, the Company began the process of conducting a physical inventory of all its property and leasehold improvements. During the inventory process, a number of fully depreciated assets were identified as no longer being in service. As a result, the Company removed from the property and leasehold improvement accounts cost and accumulated depreciation of approximately $52.0 million. Since the assets had been fully depreciated, there was no material impact on the statement of operations.

  (f) Revenue Recognition

        The Company recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended and interpreted. License revenue, including license renewals, consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence (VSOE) of fair value exists for all undelivered elements. The Company determines VSOE based upon the price charged when the same element is sold separately. Maintenance and support VSOE represents a consistent percentage of the license fees charged to customers. Consulting services VSOE represents standard rates that the Company charges its customers when the Company sells its consulting services separately. For an element not yet being sold separately, VSOE represents the price established by management having the relevant authority when it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. Revenue under license arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient VSOE for professional services, training and maintenance and support services. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. The Company uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

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

        Service revenues from fixed-price contracts are recognized using the proportional performance method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount thereof is provided currently. Service revenues from time and expense contracts and consulting and training revenue are recognized as the related services are performed. Services that have been performed but for which billings have not been made are recorded as unbilled services, and billings that have been recorded before the services have been performed are recorded as unearned revenue in the accompanying consolidated balance sheets. In accordance with the Emerging Issues Task Force (EITF) Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred," reimbursement received for out-of-pocket expenses is recorded as revenue and not as a reduction of expenses.

  (g) Computer Software Development Costs

        Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed", the Company defines the establishment of technological feasibility as the completion of a detail program design. Amortization of capitalized computer software development costs is provided on a product-by-product basis using the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations was approximately $4.6 million, $5.1 million and $6.5 million in fiscal 2002, 2003 and 2004, respectively. During the years ended June 30, 2003 and 2004, the Company recorded impairment charges associated with the capitalized computer software development costs of certain products, totaling $2.9 million and $3.3 million, respectively (see Note 2(m)).

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

  (i) Net Income (Loss) per Share

        Basic earnings per share was determined by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income (loss) attributable to common shareholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options and warrants, based on the treasury stock method, convertible debentures and preferred stock, based on the if-converted method, and other commitments to be settled in common stock. The calculations of basic and diluted net income (loss) per share attributable to common shareholders and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Years Ended June 30,
	2002	2003	2004
Net income (loss) attributable to common shareholders	$(83,466)	$(170,017)	$(35,048)
Basic weighted average common shares outstanding	32,308	38,476	40,575
Weighted average potential common shares	—	—	—

Diluted weighted average shares outstanding	32,308	38,476	40,575

Basic net income (loss) per share attributable to common shareholders	$(2.58)	$(4.42)	$(0.86)

Diluted net income (loss) per share attributable to common shareholders	$(2.58)	$(4.42)	$(0.86)

        The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Years Ended June 30,
	2002	2003	2004
Convertible preferred stock	3,135	3,135	36,336
Options and warrants	11,000	9,965	21,457
Convertible debt	1,628	1,628	1,071
Obligation subject to common stock settlement	1,549	1,159	—
Preferred stock dividend, to be settled in common stock	116	121	1,197

Total	17,428	16,008	60,061

  (j) Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, short-term investments, accounts receivable and installments receivable. The Company places its cash and cash equivalents and investments in highly rated institutions. Concentration of credit risk with respect to receivables is limited to certain customers (end users and distributors) to which the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers, hedges specific foreign installments receivable and routinely sells its installments receivable to financial institutions with limited recourse and without recourse. As a result, the Company believes that the accounts and installments receivable credit risk exposure is limited. As of June 30, 2003 and 2004, the Company had no customers that represented 10% of total accounts and installments receivable.

  (k) Allowance for Doubtful Accounts

        The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when it is probable that a loss has been incurred. Provisions are made based upon a specific review of all significant outstanding invoices and an analysis of historical write-off rates. In determining these provisions, the Company analyzes its historical collection experience and current economic trends.

  (l) Financial Instruments

        Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, installments receivable, foreign exchange contracts and the Company's 5 1/4% convertible subordinated debentures due June 15, 2005 (the Debentures). The estimated fair value of these financial instruments approximates their carrying value and, except for accounts receivable and installments receivable, is based primarily on market quotes.

  (m) Intangible Assets, Goodwill and Impairment of Long-Lived Assets

        Intangible assets subject to amortization consist of the following at June 30, 2003 and 2004 (in thousands):

		June 30, 2003		June 30, 2004
Asset Class	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	3-5 years	$44,352	$17,980	$44,737	$25,434
Uncompleted contracts	4 years	1,936	1,619	2,005	1,888
Trade name	10 years	766	569	758	644
Other	3-12 years	246	186	232	195

		$47,300	$20,354	$47,732	$28,161

        Aggregate amortization expense for intangible assets subject to amortization was $5.3 million, $7.4 million and $7.6 million for the years ended June 30, 2002, 2003 and 2004, respectively, and is expected to be $7.4 million, $7.2 million and $5.0 million in each of the next three fiscal years, respectively.

        The changes in the carrying amount of the goodwill by reporting unit for the years ended June 30, 2003 and 2004 were as follows (in thousands):

	Reporting Unit
Asset Class	License	Consulting Services	Maintenance and Training	Total
Carrying amount as of June 30, 2002	$67,913	$5,296	$11,049	$84,258
Purchase price adjustment—Hyprotech acquisition	1,407	88	264	1,759
Impairment charge	(69,323)	(5,392)	—	(74,715)
Goodwill acquired during fiscal 2003	2,358	147	442	2,947
Effect of exchange rates used for translation	3	8	73	84

Carrying amount as of June 30, 2003	2,358	147	11,828	14,333
Goodwill acquired during fiscal 2004	—	366	—	366
Effect of exchange rates used for translation	6	—	31	37

Carrying amount as of June 30, 2004	$2,364	$513	$11,859	$14,736

        In October 2002, management determined that goodwill should be tested for impairment as a result of the following factors:

  •
  The Company experienced a significant decline in demand for products in its manufacturing/supply-chain product line beginning at the end of the quarter ended September 30, 2002 and continuing through the end of the quarter ended December 31, 2002. While these products had been underperforming for several quarters, the lack of demand during this quarter was significant. Discussions with potential customers revealed that investment in this area would not be forthcoming in the near future and purchases would continue to be delayed indefinitely. As a result, management reduced revenue projections for several of these products. The underperforming manufacturing/supply-chain products included Aspen Metals, PetroVantage, Aspen Bulk, Aspen Buy & Sell, AEP and MIMI.

  •
  There was a significant decline in the fair market value of the Company's common stock and thus its market capitalization. The Company's market capitalization was approximately $260 million on July 1, 2002. By December 31, 2002, the market capitalization had decreased to a low of approximately $108 million. In addition, during this six month period the Company's market capitalization reached a low of approximately $22 million on October 11, 2002.

An independent third party valued the Company's three reporting units: license, consulting services, and maintenance and training. The valuation was based on an income approach, using a five-year present value calculation of income, and a market approach, using comparable company valuations. Based on this analysis, it was determined that the full values of the goodwill associated with the license reporting unit and consulting services reporting unit were impaired. This resulted in a $74.7 million aggregate impairment charge included on the accompanying consolidated statement of operations as long-lived asset impairment charges. It was also determined that the fair value of the maintenance and training reporting unit exceeded its carrying value, resulting in no impairment of its goodwill. At December 31, 2003, the Company conducted its annual impairment test and determined that goodwill was not impaired. The Company's next annual impairment test will occur on December 31, 2004.

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

        Fiscal 2004—During the fourth quarter of fiscal 2004, the Company completed a comprehensive review of its product offerings, in an effort to reduce duplicative efforts and cut costs. As a result, management decided to discontinue development of certain products, which resulted in an impairment of technology related intangible and computer software development assets of $3.3 million, related to the impairment of certain computer software development costs. These products were considered part of the next-generation manufacturing/supply chain products. Management's decision was based on concerns about the future revenue projections for these products, and the assessment of costs remaining to bring these products to market.

        During the fourth quarter of fiscal 2004, the Company recorded long-lived asset impairment charges of $1.0 million. This was partially due to management's decision, as part of the Company's June 2004 cost-cutting initiatives that resulted in the June 2004 restructuring plan, to discontinue certain internal capital projects that had previously been put on hold. In addition, certain fixed assets that supported research and development efforts were considered impaired as a result of the consolidation decisions made in the fourth quarter product offering review.

        Fiscal 2003—Concurrent with the restructuring plan and goodwill impairment test that was initiated in October 2002, as discussed previously, the Company cancelled certain internal capital projects and discontinued development and support for certain non-critical products, resulting in the evaluation of the realizibility of long-lived assets and the recording of an impairment charge related to various long-lived assets. The Company recorded an impairment of technology related intangible and computer software development assets of $8.7 million, and long-lived asset impairment charges of $31.4 million. The impairment of technology related intangible and computer software development assets consisted of computer software development costs and intangible assets that were considered to be impaired because they will either no longer be used or their carrying values were in excess of their fair values. The assets that will no longer be used were identified by management's decisions to discontinue future development efforts associated with certain products. The carrying values of the remaining assets were compared to the fair values of those assets resulting in an impairment. The fair values were determined by forecasting the future net cash flows associated with the products.

        The long-lived asset impairment charges primarily consisted of a $23.6 million charge related to the intellectual property purchased from Accenture in February 2002. The fair value of this asset was determined by forecasting the future net cash flows associated with the asset and then was compared to its carrying value. This intellectual property is used primarily in the development of manufacturing/supply chain software products, within the license line of business. The revenue expectations for the manufacturing/supply chain product line were significantly reduced by management, which prompted the review for impairment. The remaining $7.8 million charge consisted of fixed assets and internal capital projects that were considered to be impaired because they will either no longer be used or their carrying values were in excess of their fair values. The assets that will no longer be used were identified by management's decisions to discontinue future development efforts associated with certain products. The carrying values of the remaining assets were compared to the fair values of those assets resulting in an impairment. The fair values were determined by forecasting the future net cash flows associated with the products.

        Fiscal 2002—In June 2002, with the intent of lowering operating costs, the Company made a decision to standardize with a single provider for certain software products that are sold along with the Company's products. This decision resulted in the impairment of $1.2 million of prepaid royalty fees, which was recorded in the accompanying consolidated statement of operations as impairment of technology related intangible and computer software development assets.

  (n) Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is disclosed in the accompanying consolidated statements of stockholders' equity and comprehensive income (loss). The components of accumulated other comprehensive income (loss) as of June 30, 2003 and 2004 are made up of cumulative translation adjustments.

  (o) Fair Value of Stock Options

        The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase plans, which are described more fully in Note 8. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and has elected the disclosure-only alternative under SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. No material stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation (in thousands, except per share data):

	2002	2003	2004
Net income (loss) attributable to common shareholders (in thousands)
—As reported	$(83,466)	$(170,017)	$(35,048)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,734)	(14,566)	(15,246)

Pro forma	$(105,200)	$(184,583)	$(50,294)

Net income (loss) attributable to common shareholders per share
—Basic and diluted—
As reported	$(2.58)	$(4.42)	$(0.86)

Pro forma	(3.26)	(4.80)	(1.24)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	2002	2003	2004
Risk free interest rates	3.91-4.39%	2.78-4.15%	3.27-3.50%
Expected dividend yield	None	None	None
Expected life	5 Years	5 Years	5-7 Years
Expected volatility	72%	125%	99%
Weighted average fair value per option	$8.00	$2.63	$2.51

  (p) Income Taxes

        Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the statutory tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations of availability of net operating loss carryforwards, and other matters in making this assessment.

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

  (q) Legal Fees

        The Company accrues estimated future legal fees associated with outstanding litigation for which management has determined that it is probable that a loss contingency exists. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim assessment or damages can be reasonably estimated.

  (r) Advertising costs

        The Company charges advertising costs to expense as the costs are incurred. In some cases, in accordance with Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting," the advertising costs are amortized over several interim periods within a fiscal year, if the benefits to the expenditure extend beyond the period in which the costs are incurred. The Company recorded advertising expenses of $11.9 million, $14.1 million and $4.0 million during the years ended June 30, 2002, 2003 and 2004, respectively. As of June 30, 2003 and 2004, the Company had $0.3 million and $0.8 million in prepaid advertising on the accompanying consolidated balance sheets.

  (s) Recently Issued Accounting Pronouncements

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

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. In December 2003, the FASB revised FIN 46. As revised, FIN 46 will require identification of the Company's participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure regarding interests in VIE that are deemed significant, even if consolidation is not required. Certain provisions of FIN 46, as revised, relating to the consolidation of special-purpose entities are effective for periods ending after December 15, 2003. The adoption of these provisions did not have an impact on the Company's financial position, results of operations or cash flows. The remaining provisions of FIN 46, as revised, relating to the consolidation or disclosure of all other VIE are effective for periods ending after March 15, 2004. The adoption of these provisions did not have an impact on the Company's financial position, results of operations or cash flows.

  (t) Reclassifications

        Certain amounts in the Company's consolidated balance sheets and consolidated statements of operations and cash flows have been reclassified to conform to the current presentation.

  •
  Amortization expenses from technology related intangible assets totaling $5.0 million and $8.2 million in the years ended June 30, 2002 and 2003, respectively, have been reclassified from general and administrative expenses to cost of revenues.

  •
  Charges related to the impairment of technology related intangible assets and computer software development assets totaling $1.2 million and $8.7 million in the years ended June 30, 2002 and 2003, respectively, have been reclassified from restructuring charges and FTC legal costs to cost of revenues.

  •
  Asset impairment charges totaling $31.4 million in the year ended June 30, 2003 have been reclassified from restructuring charges and FTC legal costs to long-lived asset impairment charges.

(3) Restructuring and Other Charges

  (a) Fiscal 2004

        During fiscal 2004, the Company recorded $20.8 million in restructuring charges and FTC legal costs. Of this amount, $23.8 million is associated with a June 2004 restructuring plan, which is offset by $7.9 million in adjustments to prior restructuring accruals and deferred rent balances, and $4.9 million is FTC legal costs.

        In June 2004, the Company initiated a plan to reduce its operating expenses in order to better align its operating cost structure with the current economic environment and to improve its operating margins. This plan coincided with a reduction in management's revenue projections for fiscal 2005. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating lease contracts. These actions resulted in an aggregate restructuring charge of $23.8 million. The $7.9 million in adjustments to the prior restructuring accruals and deferred rent balances is primarily related to the buy-out of the Company's remaining lease obligation for its Houston facility, of which portions had previously been vacated by the Company and included in previous restructuring plans. The components of the restructuring plan are as follows (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Impairment of Assets	Total
Restructuring charge	$20,984	$1,046	$1,776	$23,806
Fiscal 2004 payments	(8,435)	(280)	—	(8,715)
Impairment of assets	—	—	(1,776)	(1,776)

Accrued expenses, June 30, 2004	$12,549	$766	$—	$13,315

Expected final payment date	February 2007	December 2004

        Closure/consolidation of facilities:    Approximately $21.0 million of the restructuring charge relates to the termination of facility leases and other lease related costs. The facility leases had remaining terms ranging from several months to eight years. The amount accrued is an estimate of the remaining obligation under the lease or actual costs to buy-out leases, reduced by expected income from the sublease of the underlying properties.

        Employee severance, benefits and related costs:    Approximately $1.0 million of the restructuring charge relates to the reduction in headcount. Approximately 35 employees, or 2% of the workforce, were eliminated under the restructuring plan implemented by management. A majority of the employees were located in North America, although Europe was affected, as well. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

        Impairment of assets:    Approximately $1.8 million of the restructuring charge relates to charges associated with the impairment of fixed assets associated with the closed and consolidated facilities. These assets were reviewed for impairment in accordance with SFAS No. 144, and were considered to be impaired because their carrying values were in excess of their fair values. The fair values were determined based on a quoted market price from a third party.

  (b) Fiscal 2003

        During fiscal 2003, the Company recorded $41.1 million in restructuring charges and FTC legal costs. Of this amount, $28.1 million is associated with an October 2002 restructuring plan, and $13.0 million is FTC legal costs, related to the FTC challenge of the Company's acquisition of Hyprotech.

        In October 2002, management initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and general economic uncertainties. In addition, management revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which has been affected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $16.1 million, recorded during the three months ended December 31, 2002. In June 2003, the Company reviewed its estimates to this plan and recorded a $12.0 million increase to the accrual, primarily due to revisions of the facility sub-lease assumptions, as well as increases to severance and other costs. The components of the restructuring plan are as follows (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Restructuring charge	$17,347	$10,028	$714	$28,089
Net recovery/impairment of assets	—	—	866	866
Fiscal 2003 payments	(3,548)	(7,297)	—	(10,845)

Accrued expenses, June 30, 2003	13,799	2,731	1,580	18,110
Fiscal 2004 payments	(2,567)	(2,170)	(770)	(5,507)
Adjustment—Facility lease buyout	(4,122)	—	—	(4,122)
Adjustment—Revised assumptions	(385)	(269)	(134)	(788)

Accrued expenses, June 30, 2004	$6,725	$292	$676	$7,693

Expected final payment date	December 2010	April 2005	April 2005

        Closure/consolidation of facilities:    Approximately $17.4 million of the restructuring charge relates to the termination of facility leases and other lease related costs. Of this amount, approximately $8.7 million was recorded in the three months ended December 31, 2002 and approximately $8.7 million was recorded as a result of the June 2003 increase to the accrual. The facility leases had remaining terms ranging from several months to eight years. The amount accrued is an estimate of the remaining obligation under the lease or actual costs to buy-out leases, reduced by expected income from the sublease of the underlying properties. The June 2003 increase to the accrual is primarily due to revised estimates related to sublease assumptions, as actual sublease rates have been significantly less than originally estimated and the Company has experienced delays contracting with sub-lessors. In June 2004, the remaining accrual associated with one of the leased facilities was paid, as the Company executed a buy-out of the remaining facility lease obligation as part of the June 2004 restructuring plan. The adjustments to the accrual that occurred in fiscal 2004 relate to revisions made to sublease assumptions.

        Employee severance, benefits and related costs:    Approximately $10.0 million of the restructuring charge relates to the reduction in headcount. Of this amount, approximately $8.2 million was recorded in the three months ended December 31, 2002 and approximately $1.8 million was recorded as a result of the June 2003 increase to the accrual. Approximately 400 employees, or 20% of the workforce, were eliminated under the restructuring plan implemented by management. All geographic regions and business units were affected, including services, sales and marketing, research and development, and general and administrative. The adjustments to the accrual that occurred in fiscal 2004 relate to revisions of estimates of severance terms and benefit levels.

        Impairment of assets and disposition costs:    Approximately $0.7 million of the restructuring charge relates to charges associated disposing of certain products and assets. This consisted of costs related to preparing certain development groups for divestment or closure, offset by a gain related to the cancellation of a note payable to a European government. The note payable was related to the research and development group that was divested as part of the restructuring plan. The adjustments to the accrual that occurred in fiscal 2004 relate to revisions of estimates of ongoing costs of disposal activities.

  (c) Fiscal 2002

        In the third quarter of fiscal 2002, revenues were lower than expectations as customers delayed spending due to the general weakness in the economy. The Company reduced revenue expectations for the fourth quarter and for the fiscal year 2003. Based upon the impact of these reduced revenue expectations, management evaluated the Company's current business and made significant changes, resulting in a restructuring plan for its operations. This restructuring plan included a reduction in headcount, tighter cost controls, and the close-down and consolidation of facilities. The restructuring charge is broken down as follows (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Restructuring charge	$4,901	$8,285	$13,186
Fiscal 2002 payments	—	(1,849)	(1,849)

Accrued expenses, June 30, 2002	4,901	6,436	11,337
Fiscal 2003 payments	(695)	(4,748)	(5,443)

Accrued expenses, June 30, 2003	4,206	1,688	5,894
Fiscal 2004 payments	(1,302)	(1,060)	(2,362)
Adjustment—Facility lease buyout	(727)	—	(727)
Adjustment—Revised assumptions	(350)	(498)	(848)

Accrued expenses, June 30, 2004	$1,827	$130	$1,957

Expected final payment date	December 2010	April 2005

        Closure/consolidation of facilities:    Approximately $4.9 million of the restructuring charge relates to the termination of facility leases and other lease-related costs. The facility leases had remaining terms ranging from several months to nine years. The amount accrued is an estimate of the actual costs to buy-out leases or to sublease the underlying properties. In June 2004, the remaining accrual associated with one of the leased facilities was paid, as the Company executed a buy-out of the remaining facility lease obligation as part of the June 2004 restructuring plan. The adjustments to the accrual that occurred in fiscal 2004 relate to revisions made to sublease assumptions, as actual sublease rates have been significantly less than originally estimated and the Company has experienced delays contracting with sub-lessors.

        Employee severance, benefits and related costs:    Approximately $8.3 million of the restructuring charge relates to the reduction in headcount. Approximately 200 employees, or 10% of the workforce, were eliminated under the changes to the business plan implemented by management. Business units impacted included sales and marketing, services, research and development, and general and administrative, across all geographic areas. The adjustments to the accrual that occurred in fiscal 2004 relate to revisions of estimates of severance terms and benefit levels.

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

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Write-off of Assets	Total
Restructuring charge	$2,774	$3,148	$1,047	$6,969
Write-off of asset	—	—	(1,047)	(1,047)
Fiscal 2001 payments	(114)	(1,878)	—	(1,992)

Accrued expenses, June 30, 2001	2,660	1,270	—	3,930
Adjustments—revised assumptions	(800)	—	—	(800)
Fiscal 2002 payments	(723)	(1,217)	—	(1,940)

Accrued expenses, June 30, 2002	1,137	53	—	1,190
Fiscal 2003 payments	(397)	(53)	—	(450)

Accrued expenses, June 30, 2003	740	—	—	740
Fiscal 2004 payments	(412)	—	—	(412)
Adjustment—Facility lease buyout	(328)	—	—	(328)

Accrued expenses, June 30, 2004	$—	$—	$—	$—

        Closure/consolidation of facilities:    Approximately $2.8 million of the restructuring charge relates to the termination of facility leases and other lease-related costs. The facility leases had remaining terms ranging from one month to six years. The amount accrued reflects the Company's best estimate of the actual costs to buy out the leases in certain cases of the net cost to sublease the properties in other cases. Included in this amount is the write-off of certain assets, primarily leasehold improvements. The adjustments to the accrual that occurred in fiscal 2002 relate to revisions made to sublease assumptions, as actual sub-lease rates have been significantly less than originally estimated and the Company has experienced delays contracting with sub-lessors. In June 2004, the remaining accrual was paid, as the Company executed a buy-out of the remaining facility lease obligation as part of the June 2004 restructuring plan.

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

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Write-off of Assets	Other	Total
Restructuring and other charges	$10,224	$4,324	$3,060	$259	$17,867
Write-off of assets, and other	(5,440)	—	(3,060)	(101)	(8,601)
Fiscal 1999 payments	(24)	(2,386)	—	(57)	(2,467)

Accrued expenses, June 30, 1999	4,760	1,938	—	101	6,799
Fiscal 2000 payments	(1,408)	(1,462)	—	(97)	(2,967)

Accrued expenses, June 30, 2000	3,352	476	—	4	3,832
Fiscal 2001 payments	(1,484)	(126)	—	—	(1,610)

Accrued expenses, June 30, 2001	1,868	350	—	4	2,222
Adjustment—revised assumptions	(250)	—	—	—	(250)
Fiscal 2002 payments	(1,243)	(350)	—	(4)	(1,597)

Accrued expenses, June 30, 2002	375	—	—	—	375
Fiscal 2003 net sublease receipts (lease payments)	147	—	—	—	147

Accrued expenses, June 30, 2003	522	—	—	—	522
Fiscal 2004 payments net of sublease receipts (lease payments)	(5)	—	—	—	(5)

Accrued expenses, June 30, 2004	$517	$—	$—	$—	$517

Expected final payment date	December 2004

        Closure/consolidation of facilities:    Approximately $10.2 million of the restructuring charge relates to the termination of facility leases and other lease-related costs. The facility leases had remaining terms ranging from one month to six years. The amount accrued reflects the Company's best estimate of actual costs to buy out the leases in certain cases or the net cost to sublease the properties in other cases. Included in this amount is the write-off of certain assets, primarily building and leasehold improvements and adjustments to certain obligations that relate to the closing of facilities. The adjustment to the accrual during fiscal 2002 is due to revisions in some of the original sublease assumptions, as actual sub-lease terms have been longer than originally estimated.

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

(4) Acquisitions and Dispositions

  (a) Acquisitions During Fiscal Year 2004

        In July 2003, the Company acquired 100% of APC Consulting, Inc. (APCC), a consulting services provider based in Houston, Texas, for a purchase price of approximately $0.5 million in cash. This acquisition was accounted for as a purchase, and accordingly, the results of operations from the date of acquisition are included in the Company's consolidated statements of operations commencing as of the acquisition date.

        The purchase price was allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

Description	Amount	Life
Goodwill	$366	—
Acquired technology	79	3 years
Customer contracts	70	1 year

	515
Net fair value of tangible assets acquired, less liabilities assumed	10

Total purchase price	$525

        Pro forma information related to this acquisition is not presented, as the effect of this acquisition was not material.

  (b) Acquisitions and Dispositions During Fiscal Year 2003

        In January 2003, the Company acquired a portion of the salesforce of Soteica S.R.L. and purchased the exclusive marketing rights held by Soteica. Soteica was a salesagent of Hyprotech that held exclusive rights to market Hyprotech products in certain South and Latin American countries, including Argentina, Brazil, Mexico and Venezuela. The purchase price consists of 12 quarterly payments of $0.3 million beginning in April 2003, the net present value of which is $3.0 million. Allocation of the purchase price was based on an independent appraisal of the fair value of the net assets acquired.

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

  (c) Acquisitions During Fiscal Year 2002

        On May 31, 2002, the Company acquired Hyprotech, a market leader in providing software and service solutions designed to improve profitability and operating performance for process industry clients by simulating plant design and operations. The Company acquired 100% of the outstanding capital of Hyprotech for a purchase price of approximately $105.0 million, consisting of $96.6 million in cash and $8.4 million in transaction costs. This acquisition was accounted for as a purchase, and accordingly, the results of operations from the date of acquisition are included in the Company's consolidated statements of operations commencing as of the acquisition date.

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

        The following table represents selected unaudited pro forma combined financial information for the Company and Hyprotech, assuming the companies had combined at the beginning of fiscal 2002 (in thousands, except per share data):

Years Ended June 30, 2002(1)
Pro forma revenue	$366,426
Pro forma net income (loss)	(69,811)
Pro forma net income (loss) applicable to common shareholders	(76,112)
Pro forma net income (loss) per share applicable to common shareholders	$(2.12)
Pro forma weighted average common shares outstanding	35,912

(1)
Does not reflect the charge for in-process research and development

        Pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the acquisition been made at the beginning of fiscal 2002 or of future results.

        On April 30, 2002, the Company acquired 100% of Richardson Engineering Services, Inc. (Richardson) and Skelton & Plummer Project Engineering, PTY Limited (S&P). Richardson is a provider of construction cost estimation software and data, while the group of employees acquired from S&P will expand the scope of sales and service in sub-Saharan Africa.

        These acquisitions were accounted for as purchase transactions, and accordingly, the results of operations from the dates of acquisition are included in the Company's consolidated statements of operations commencing as of the acquisition dates. Total purchase price for these acquisitions was approximately $3.2 million, consisting of $3.1 million in cash and $0.1 million in acquisition-related costs.

        The purchase prices were allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

Description	Amount	Life
Goodwill	$2,111	—
Acquired technology	1,510	5 years

	3,621
Net fair value of tangible assets acquired, less liabilities assumed	(445)

Total purchase price	$3,176

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

(5) Line of Credit

        In January 2003, the Company executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (4.00% at June 30, 2004). The Company is required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of the assets of the Company, and upon achieving certain net income targets, the collateral will be reduced to a lien on the accounts receivable. The Company is required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. The Company capitalized $0.3 million in costs associated with the origination of the Loan Arrangement, which are being amortized to interest expense over the life of the agreement. The Loan Arrangement expires in January 2005.

        As of June 30, 2004, there were $11.9 million in letters of credit outstanding under the line of credit, and there was $7.4 million available for future borrowing. As of June 30, 2004, the Company was in default of the tangible net worth covenant. On September 10, 2004, the Company executed an amendment to the Loan Arrangement that adjusted the terms of certain financial covenants, and cured the default as of June 30, 2004. The Loan Arrangement expires in January 2005, and the Company is currently in negotiations with the bank to amend and extend the agreement.

(6) Long-Term Obligations

        Long-term obligations consist of the following at June 30, 2003 and 2004 (in thousands):

	2003	2004
5 1/4% Convertible subordinated debentures, mature on June 15, 2005	$86,250	$56,745
Capital lease obligations due in various monthly installments of principal plus interest, maturing through February 2005	3,050	$406
Note payable to Soteica incurred in connection with salesforce acquisition, payable in quarterly installments of approximately $273 plus interest at 6% per year	2,777	1,819
Note payable of a UK subsidiary due in monthly installments of approximately $50 plus interest at 9% per year	847	766
Mortgage payable of a UK subsidiary due in annual installments of approximately $100 plus interest at 6% per year	836	811

	93,760	60,547
Less—Current portion	3,849	58,595

	$89,911	$1,952

        Maturities of these long-term obligations are as follows (in thousands):

Years Ending June 30,	Amount
2005	$58,595
2006	963
2007	224
2008	183
2009	181
Thereafter	401

$60,547

        The mortgage payable of the UK subsidiary and the capital lease obligations are collateralized by the property and equipment to which they relate.

        In June 1998, the Company sold $86.3 million of the Debentures to qualified institutional buyers. The Debentures are convertible into shares of the Company's common stock at any time prior to June 15, 2005, unless previously redeemed or repurchased, at a conversion price of $52.97 per share, subject to adjustment in certain events. Interest on the Debentures is payable on June 15 and December 15 of each year. The Debentures are redeemable in whole or part at the option of the Company at any time on or after June 15, 2001 at the following redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption:

12 Months Beginning June 15 of	Redemption Price
2001	103.00%
2002	102.25%
2003	101.50%
2004	100.75%

        In the event of a change of control, as defined, each holder of the Debentures may require the Company to repurchase the Debentures, in whole or in part, for cash or, at the Company's option, for common stock (valued at 95% of the average last reported sale prices for the 5 trading days immediately preceding the repurchase date) at a repurchase price of 100% of the principal amount of the Debentures to be repurchased, plus accrued interest to the repurchase date. The Debentures are unsecured obligations subordinate in right of payment to all existing and future senior debt of the Company, as defined, and effectively subordinate in right of payment to all indebtedness and other liabilities of the Company's subsidiaries. The Company has filed a shelf registration statement in respect of the Debentures and common stock issuable upon conversion thereof.

        In connection with the sale and issuance of the Debentures, the Company incurred approximately $3.9 million of issuance costs. These costs have been classified as other assets in the accompanying consolidated balance sheets and are being amortized, as interest expense, over the term of the Debentures. The Company recorded interest expense associated with these debentures of $5.1 million, $5.1 million and $4.5 million in the years ended June 30, 2002, 2003 and 2004, respectively.

        During fiscal 2004, the Company used a portion of the proceeds from the Series D-1 and Series D-2 redeemable convertible preferred stock financing to repurchase and retire $29.5 million of the Debentures.

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

  Series B redeemable convertible preferred stock

        In February and March 2002, the Company sold 40,000 shares of Series B-I convertible preferred stock (Series B-I Preferred), and 20,000 shares of Series B-II convertible preferred stock (Series B-II Preferred and, collectively with Series B-I Preferred, the Series B Preferred) together with (i) warrants to purchase 507,584 shares of common stock at an initial exercise price of $23.99 per share and (ii) warrants to purchase 283,460 shares of common stock at an initial exercise price of $20.64 per share, to three institutional investors for an aggregate purchase price of $60.0 million. The Company received approximately $56.6 million in net cash proceeds after closing costs.

        The Company allocated the net consideration received from the sale of the Series B Preferred between the Series B Preferred and the warrants on the basis of the relative fair values at the date of issuance, allocating $8.0 million to the warrants. The warrants are exercisable at any time prior to the fifth anniversary of their issue date. The fair value of the common shares into which the Series B Preferred was convertible on the date of issuance exceeded the proceeds allocated to the Series B

Preferred by $3.2 million, resulting in a beneficial conversion feature that was recognized as an increase in additional paid-in-capital and as a discount to the Series B Preferred. This additional discount was immediately accreted through a charge to accumulated deficit in fiscal 2002. The remaining discount on the Series B Preferred was being accreted to its redemption value over the earliest period of redemption.

        The Series B Preferred accrued dividends at an annual rate of 4% that were payable quarterly, commencing June 30, 2002, in either cash or common stock, at the Company's option (subject to the satisfaction of specified conditions). During fiscal 2003, the Company issued 731,380 shares of common stock in settlement of its dividend obligations through March 31, 2003. In July 2003, the Company issued 120,740 shares of common stock in settlement of its dividend obligations for the three months ended June 30, 2003.

        In June 2003, the Company amended the terms of the Series B Preferred in conjunction with the Series D-1 and Series D-2 redeemable convertible preferred stock financing. This amendment gave the holders of the Series B Preferred the right to redeem their Series B Preferred shares for cash in certain circumstances that were outside of the Company's control. As a result of this redemption feature, the carrying value of the Series B Preferred was reclassified outside of stockholders' equity on the accompanying consolidated balance sheet. In August 2003, the Company repurchased all of the outstanding shares of Series B Preferred.

  Series D redeemable convertible preferred stock

        In August 2003, the Company issued and sold 300,300 shares of Series D-1 redeemable convertible preferred stock (Series D-1 Preferred), along with warrants to purchase up to 6,006,006 shares of common stock at a price of $3.33 per share, in a private placement to several investment partnerships managed by Advent International Corporation for an aggregate purchase price of $100.0 million. Concurrently, the Company paid cash of $30.0 million and issued 63,064 shares of Series D-2 convertible preferred stock (Series D-2 Preferred), along with warrants to purchase up to 1,261,280 shares of common stock at a price of $3.33 per share, to repurchase all of the outstanding Series B Preferred. In addition, the Company exchanged existing warrants to purchase 791,044 shares of common stock at an exercise price ranging from $20.64 to $23.99 held by the holders of the Series B Preferred, for new warrants to purchase 791,044 shares of common stock at an exercise price of $4.08. These transactions are referred to collectively as the Series D Preferred financing.

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

        The Series D Preferred earns cumulative dividends at an annual rate of 8%, which are payable when and if declared by the Board of Directors, in cash or, subject to certain conditions, common stock. As of June 30, 2004, the Company has accrued $8.7 million in dividends on the Series D Preferred.

        Each share of Series D Preferred is convertible at any time into a number of shares of common stock equal to its stated value divided by the then-effective conversion price. The stated value is currently $333.00 per share and is subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, or like occurrences. The current conversion price is $3.33 per share. As a result, each share of Series D Preferred currently is convertible into 100 shares of common stock, and in the aggregate, the Series D Preferred currently is convertible into 36,336,400 shares of common stock. The Series D Preferred have anti-dilution rights that will adjust the conversion ratio downwards in the event that the Company issues certain additional securities at a price per share less than the conversion price then in effect.

        The Series D Preferred is subject to redemption at the option of the holders as follows: 50% on or after August 14, 2009 and 50% on or after August 14, 2010. The shares will be redeemed for cash at a price of $333.00 per share, plus accumulated but unpaid dividends.

        In the accompanying consolidated statements of operations, the accretion of preferred stock discount and dividend consist of the following (in thousands):

	Years Ended June 30,
	2002	2003	2004
Beneficial conversion feature related to issuance of Series B Preferred	$(3,232)	$—	$—
Accrual of dividend on Series B Preferred	(860)	(2,400)	(296)
Accretion of discount on Series B Preferred	(2,209)	(6,784)	(643)
Gain on retirement of Series B preferred, net of warrant modification charge	—	—	6,452
Accrual of dividend on Series D preferred	—	—	(8,690)
Accretion of discount on Series D preferred	—	—	(3,181)

	$(6,301)	$(9,184)	$(6,358)

(8) Common Stock

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

  (b) Warrants

        In connection with the August 1997 acquisition of NeuralWare, Inc., the Company converted warrants to purchase NeuralWare common stock into warrants to purchase 10,980 shares of the Company's common stock. Warrants to purchase 1,260 shares have expired through June 30, 2004. All remaining warrants are currently exercisable with an exercise price of $120.98 per share.

        In connection with the February and March 2002 sales of Series B Preferred, the Company issued warrants with five-year lives to purchase 791,044 shares of common stock at an exercise price ranging from $20.64 to $23.99 per share, as noted above in Note 9. In August 2003, in conjunction with the Series D Preferred financing, these warrants were exchanged for new warrants to purchase 791,044 shares of common stock at an exercise price of $4.08 per share. As of June 30, 2004, none of these warrants had been exercised.

        In connection with the May 2002 sale of common stock to private investors, the Company issued warrants to purchase up to 3,208,333 shares of common stock, as noted above in Note 10(a). During fiscal 2003 the second class of warrants to purchase up to 2,458,333 shares of common stock expired unexercised. In August 2003, the remaining warrants were canceled, and new warrants were issued to purchase 1,152,665 shares at an exercise price of $9.76 per share, due to the impact of the Series D Preferred financing on the warrants' anti-dilution provisions. In January 2004, warrants to purchase 129,191 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 17,922 shares of common stock. As of June 30, 2004, warrants to purchase 1,023,474 shares of common stock at an exercise price of $9.76 were exercisable.

        In connection with the August 2003 Series D Preferred financing, the Company issued warrants with seven-year lives to purchase 7,267,286 shares of common stock at an exercise price of $3.33 per share. As of June 30, 2004, none of these warrants had been exercised.

  (c) Stock Options

        In December 2000, the shareholders approved the establishment of the 2001 Stock Option Plan (the 2001 Plan), which provides for the issuance of incentive stock options and nonqualified options. Under the 2001 Plan the Board of Directors may grant stock options to purchase up to an aggregate of 4,000,000 shares of common stock. At July 1, 2002, July 1, 2003 and July 1, 2004, the 2001 Plan was expanded to cover an additional 5% of the outstanding shares on the preceding June 30, rounded down to the neared number divisible by 10,000. In no event, however, may the number of shares subject to incentive options under the 2001 Option Plan exceed 8,000,000 unless the 2001 Plan is amended, and approved, by the shareholders. As of June 30, 2004, there were 278,470 shares of common stock available for grant under the 2001 Plan. On July 1, 2004, the total number of shares of common stock issuable under the 2001 stock option plan increased by 2,080,000.

        In November 1995, the Board of Directors approved the establishment of the 1995 Stock Option Plan (the 1995 Plan) and the 1995 Directors Stock Option Plan (the 1995 Directors Plan), which provided for the issuance of incentive stock options and nonqualified options. Under these plans, the Board of Directors may grant stock options to purchase up to an aggregate of 3,827,687 (as adjusted) shares of common stock. In December 1996, the shareholders of the Company approved the establishment of the 1996 Special Stock Option Plan (the 1996 Plan). This plan provides for the issuance of incentive stock options and nonqualified options to purchase up to 500,000 shares of common stock. The exercise price of options are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Stock options become exercisable over varying periods and expire no later than 10 years from the date of grant. As of June 30, 2004, there were 459,560 shares of common stock available for grant under the 1995 Plan, 472,579 shares available for grant under the 1995 Directors Plan, and 50,648 shares available for grant under the 1996 Plan.

        The following is a summary of stock option activity under all stock option plans in fiscal 2001, 2002 and 2003:

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 30, 2001	6,810,637	$15.37
Options granted	707,210	13.29
Options exercised	(185,625)	8.73
Options terminated	(340,977)	16.36

Outstanding, June 30, 2002	6,991,245	15.29
Options granted	3,158,555	2.88
Options exercised	(56,934)	2.56
Options terminated	(1,678,484)	11.26

Outstanding, June 30, 2003	8,414,382	$11.35
Options granted	6,278,204	3.04
Options exercised	(1,321,997)	3.12
Options terminated	(1,005,496)	16.55

Outstanding, June 30, 2004	12,365,093	$7.52

Exercisable, June 30, 2004	7,464,123	$10.48

        The following tables summarize information about stock options outstanding and exercisable under the 1995 Plan, the 1995 Directors' Plan, the 1996 Plan, the Petrolsoft Plan and the 2001 Plan at June 30, 2004:

Range of Exercise Prices	Options Outstanding at June 30, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at June 30, 2004	Weighted Average Exercise Price
$2.21-$4.33	7,383,760	8.9	$2.80	2,769,649	$2.84
4.33-8.67	1,212,192	6.1	7.71	995,066	8.04
8.67-13.00	222,691	5.9	9.91	155,658	10.27
13.00-17.34	2,831,079	4.6	14.14	2,828,379	14.14
17.34-21.67	45,563	5.7	24.05	45,563	20.63
21.67-26.01	138,500	4.6	24.05	138,500	24.05
26.01-30.34	317,540	3.5	29.09	317,540	29.09
30.34-34.68	147,752	4.7	31.48	147,752	31.48
34.68-39.01	29,000	5.9	38.18	29,000	38.18
39.01-43.34	37,016	5.5	40.04	37,016	40.04

June 30, 2004	12,365,093	7.3	$7.52	7,464,123	$10.48

Exercisable, June 30, 2003				5,372,666	$13.72

Exercisable, June 30, 2002				4,544,779	$15.55

  (d) Employee Stock Purchase Plans

        In October 1997, the Company's Board of Directors approved the 1998 Employee Stock Purchase Plan, under which the Board of Directors may grant stock purchase rights for a maximum of 1,000,000 shares through September 30, 2007. In December 2000 and 2003, the shareholders voted to increase the number of shares eligible under the 1998 Employee Stock Purchase Plan by 2,000,000 and 3,000,000 shares, respectively.

        Participants are granted options to purchase shares of common stock on the last business day of each semi-annual payment period for 85% of the market price of the common stock on the first or last business day of such payment period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 10% of each eligible employee's compensation. Under the plan, the Company issued 313,337, 759,771 and 976,960 shares during fiscal 2002, 2003 and 2004, respectively. As of June 30, 2004, there were 3,149,530 shares available for future issuance under the 1998 Employee Stock Purchase Plan as amended. In addition, on July 1, 2004, the Company issued 210,241 shares under the 1998 Employee Stock Purchase Plan.

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

        The Company amended the Rights Plan in June 2003 so that the terms of the Rights Plan would not be applicable to the securities issued as part of the Series D preferred financing or to any securities issued in the future pursuant to the preemptive rights granted as part of this financing.

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

        Income (loss) before provision for (benefit from) income taxes consists of the following (in thousands):

	Years Ended June 30,
	2002	2003	2004
Domestic	$(56,597)	$(92,488)	$(8,951)
Foreign	(18,164)	(68,345)	467

Total	$(74,761)	$(160,833)	$(8,484)

        The provisions for (benefit from) income taxes shown in the accompanying consolidated statements of operations are composed of the following (in thousands):

	Years Ended June 30,
	2002	2003	2004
Federal—
Current	$—	$—	$—
Deferred	—	—	20,643
State—
Current	142	—	748
Deferred	—	—	1,823
Foreign—
Current	1,366	—	13,934
Deferred	896	—	(16,942)

	$2,404	$—	$20,206

        The provision for (benefit from) income taxes differs from that based on the federal statutory rate due to the following (in thousands):

	Years Ended June 30,
	2002	2003	2004
Federal tax at statutory rate	$(25,419)	$(54,683)	$(2,885)
State income tax, net of federal tax benefit	94	—	1,697
Tax effect resulting from foreign goodwill impairment	—	17,129	—
Tax effect resulting from foreign activities	8,438	6,108	(4,256)
Tax credits generated	(3,660)	(522)	(1,193)
Permanent differences, net	(234)	48	(1,070)
Valuation allowance	23,185	31,920	27,913

Provision for income taxes	$2,404	$—	$20,206

        The approximate tax effect of each type of temporary difference and carry forward is as follows (in thousands):

	June 30,
	2003	2004
Deferred tax assets:
Revenue related	$152	$2,238
Federal and state tax credits	19,028	18,768
Federal and state loss carryforwards	18,943	23,405
Foreign loss carryforwards	4,368	6,583
Restructuring accruals	27,056	22,771
Other reserves and accruals	6,053	10,455
Intangible assets	10,879	9,526
Property, plant and equipment	1,019	—
Other temporary differences	1,592	1,704

	89,090	95,450
Valuation allowance	(78,273)	(91,896)

	10,817	3,554
Deferred tax liabilities:
Intangible assets	(7,315)	(4,219)
Property, plant and equipment	—	(1,032)
Other	—	(325)

	(7,315)	(5,576)

Net deferred tax assets	$3,502	$(2,022)

        As of June 30, 2004, the Company had net operating loss (NOL) carryforwards for U.S. federal and state income tax purposes of approximately $72 million and $39 million, respectively, and foreign net operating loss carryforwards of approximately $20 million. The Company had federal tax credits and state tax credits of approximately $20 million and $3 million, respectively. The tax credits and NOL carryforwards expire at various dates from 2005 through 2024. The Company has determined that it underwent an ownership change (as defined under section 382 of the Internal Revenue Code of 1986, as amended) during the year ended June 30, 2004. As such, the recognition of the Company's federal NOLs and tax credits may be limited. Moreover, an ownership change might have also occurred under the laws of certain states and foreign countries in which the Company has generated NOLs and tax credits. Accordingly, it is possible that these NOL and tax credits could also be limited under rules similar to those of section 382. Due to the uncertainty surrounding the realization and timing of these tax attributes, the Company has recorded a valuation allowance of approximately $78.3 million and $92.4 million as of June 30, 2003 and 2004, respectively.

        Certain amounts on the above tables have been reclassified to conform to the current presentation.

(10) Operating Leases

        The Company leases its facilities and various office equipment under noncancellable operating leases with terms in excess of one year. Rent expense charged to operations was approximately

$12.3 million, $13.9 million and $11.7 million for the years ended June 30, 2002, 2003 and 2004, respectively. Future minimum lease payments under these leases as of June 30, 2004 are as follows (in thousands):

Amount
Years Ending June 30, 2005	$12,744
2006	10,489
2007	9,561
2008	8,186
2009	7,597
Thereafter	25,273

$73,850

(11) Sale of Installments Receivable

        Installments receivable represent the present value of future payments related to the financing of noncancellable term and perpetual license agreements that provide for payment in installments, generally over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated statements of operations. The interest rates utilized for the years ended June 30, 2002, 2003, and 2004 ranged from 7.0% to 9.0%.

        The Company has arrangements to sell certain of its installments receivable to two financial institutions. The Company sold, with limited recourse, certain of its installment contracts for aggregate proceeds of $66.7 million and $54.9 million during fiscal 2003 and 2004, respectively. The financial institutions have certain recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions. Collections of these receivables reduce the Company's recourse obligations, as defined. Generally, no gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company and the financial institutions.

        At June 30, 2004, there was approximately $50 million of additional availability under the arrangements. The Company expects that there will be continued ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. The Company's potential recourse obligation related to these contracts is within the range of $1.4 million to $4.1 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

        In December 2003, the Company entered into an arrangement to sell certain of its accounts receivable to a third financial institution, Silicon Valley Bank, pursuant to which the Company has the ability to sell receivables through January 1, 2005. Under this agreement, the total outstanding balance of sold receivables may not exceed $35.0 million at any one time. The Company has agreed to act as the bank's agent for collection of the sold receivables. During the year ended June 30, 2004, the Company sold receivables for aggregate proceeds of $42.5 million under this agreement. As of June 30, 2004 there was $5.0 million in availability.

(12) Commitments and Contingencies

  (a) FTC complaint

        On August 7, 2003, the FTC announced that it has authorized its staff to file a civil administrative complaint alleging that the acquisition of Hyprotech in May 2002 was anticompetitive and seeking to declare the acquisition in violation of Section 5 of the FTC Act and Section 7 of the Clayton Act. On July 15, 2004 the FTC announced that it had accepted a proposed consent decree for public comment. The public comment period ended August 13, 2004, and the FTC is currently considering whether to make the proposed consent decree final.

        If the FTC approves the proposed consent decree in its current form, then the Company would be allowed to complete a sale to an FTC-approved buyer within 90 days of the order becoming final if it has entered into a definitive agreement with a potential buyer and submitted an application for approval of that buyer to the FTC within 5 days of the order being approved. If the Company has not identified a potential buyer, than it will have 60 days from the date on which the order becomes finale to complete the sale required by the order. If the Company fails to close a transaction within the 60 or 90 day timeframes, then the FTC may appoint a trustee who will be empowered to find an acquirer of the assets offered under the consent decree. The trustee will have an initial one year period to complete the sale. This period may be extended at the FTC's discretion for up to two additional years.

        Under the terms of the published proposed consent decree the Company would sell its operator training services business and rights to the Hyprotech product line to an FTC-approved buyer, maintain certain technical standards with respect to the Hyprotech product line for 5 years, and provide the FTC-approved buyer of rights to the Hyprotech product line with all releases for the Hyprotech products for 2 years. The proposed consent decree provides for the Company to obtain rights to the Hyprotech products from the FTC-approved buyer. The Hyprotech product AXSYS was sold to Bentley Systems, Inc. in accordance with the terms of the proposed consent decree.

        If the FTC does not approve a consent decree then it will likely return the case to litigation where an administrative law judge will adjudicate the complaint in a trial-type proceeding if the Company does not reach a settlement with the FTC prior to the conclusion of this proceeding. Any decision of the administrative law judge may be appealed to the commissioners of the FTC by either the FTC staff or the Company. Upon appeal, the commissioners will issue their own decision and order after reviewing legal briefs and hearing oral arguments. If the FTC commissioners rule against the Company, it may file a petition for review in a federal circuit court of appeals. If the court of appeals affirms the FTC's ruling, then the court will enter its own order of enforcement. Any decision of the court of appeals may be appealed by either the FTC, or by the Company, to the U.S. Supreme Court. The Company disagrees with the FTC that the acquisition of Hyprotech is anticompetitive and, if the matter returns to litigation, it intends to defend the proceedings vigorously.

        It is not certain whether the FTC will approve the proposed consent decree in its present form or in an amended form acceptable to the Company. If the FTC approves a consent decree it is not certain whether the Company could successfully identify an acquirer acceptable to the FTC or negotiate acceptable terms. If the Company does not successfully close a transaction within the time periods set forth in the consent decree, then a trustee would be appointed by the FTC who could have up to three years to close a transaction. If the FTC does not approve a consent decree and the case is returned to litigation, then, because of the additional time to prepare for a trial, and the length of the appeals process, the final outcome of this matter may not be determined for several years. If the FTC were to prevail in this challenge, it could seek to impose a wide variety of remedies, some of which would have a material adverse effect on the Company's ability to continue to operate under its current business plan and on its results of operations. These potential remedies include the divestiture of Hyprotech, as well as mandatory licensing of Hyprotech software products and other engineering software products to one or more of the Company's competitors. As of June 30, 2004, the Company had accrued $17.9 million to cover the cost of (1) professional service fees associated with its cooperation in the FTC's investigation since its commencement on June 7, 2002, and (2) estimated future professional services fees relating to negotiation of the proposed consent decree and implementation of the terms of a final consent decree.

  (b) Litigation

        On May 31, 2002, the Company acquired the capital stock of Hyprotech from AEA Technology plc. AEA is engaged in arbitration proceedings in England over a contract dispute with KBC Advanced Technologies PLC, an English technology and consulting services company. The dispute remains in arbitration and concerns alleged breaches by each party of an agreement to develop and market a product known as HYSYS.Refinery. The Company indemnified AEA under the Sale and Purchase Agreement with AEA dated May 10, 2002 against any costs, damages or expenses in respect of a claim brought by KBC alleging damages due to AEA's (a) failure to comply with its contractual obligations after the acquisition, (b) breach of non-competition clauses with respect to activities occurring after the acquisition, (c) breach of certain obligations to KBC under its agreement by virtue of the acquisition, or (d) execution of the acquisition agreement. On March 31, 2003, the arbitrator delivered a partial decision in the arbitration, as a result of which the Company has not received any request under the indemnification agreement, nor does it expect to receive one. On April 22, 2004 the arbitrator delivered a further partial decision stating that (a) the contract between AEA and KBC had been terminated and that AEA and Hyprotech were in breach of the non-compete provisions contained in that agreement, and (b) for a period of three years from the date of the award, Hyprotech shall not directly or indirectly sell or market a product which competes with HYSYS.Refinery. A further hearing is scheduled for December 2004, at which the arbitrator will determine whether there has been a breach by Hyprotech of obligations relating to confidentiality. The Company believes that no such breach occurred. The Company is working with AEA in the resolution of this matter. It is too early to determine the likely outcome of this matter.

        In addition, on September 11, 2002, KBC filed a separate complaint in state district court in Houston, Texas against the Company and Hyprotech. KBC's claim alleges tortious interference with contract and existing business relations, tortious interference with prospective business relationships, conversion of intellectual property and civil conspiracy. KBC has requested actual and exemplary damages, costs and interest. The Company believes the causes of action to be without merit and will defend the case vigorously. Also, the Company has filed a counterclaim against KBC requesting actual and punitive damages and attorney fees. A trial date has been set for January 19, 2004. On August 25, 2003, KBC filed an additional complaint in the state district court in Houston, Texas against the Company and Hyprotech alleging breach of non-compete provisions and requesting injunctive relief preventing sale of the Company's product Aspen RefSYS. The Company believes the causes of action to be without merit and will defend the case vigorously. On September 15, 2003, the court set aside the application for injunction pending resolution of the arbitration in London. Following the London arbitrator's award of April 22, 2004 in relation to the non-compete, on May 7, 2004, the Houston court agreed to enter a judgment in Texas against Hyprotech on exactly the same terms as the arbitrator's award against Hyprotech. The Houston court further stated that KBC may not bring any further claims against Hyprotech in Houston and that all such claims are reserved for the arbitrator in London. KBC has applied to the Houston court to have re-instated its application for injunctive relief against the Company. A hearing is scheduled for September 15, 2004 in Houston to resolve KBC's application. As of the filing date of this report, the Company has accrued $5.9 million to cover the cost of (1) professional service fees associated with our legal defense since its commencement and (2) estimated future costs relating to the matter.

  (c) Other

        The Company has entered into agreements with two executive officers providing for the payment of cash and other benefits in certain events of their voluntary or involuntary termination within three years following a change of control. Payment under these agreements would consist of a lump sum equal to approximately three times each executive's annual taxable compensation. The agreements also provide that the payments would be increased in the event that it would subject the officer to excise tax as a parachute payment under the Internal Revenue Code. The increase would be equal to the additional tax liability imposed on the executive as a result of the payment. The Company has entered into a substantially similar agreement with a third executive officer, except that payment under this agreement would consist of a lump sum equal to approximately (i) twice this executive's annual taxable compensation if he is terminated within the first year following a change of control and (ii) this executive's annual taxable compensation if he is terminated within the second or third year following a change of control.

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

(13) Retirement and Profit Sharing Plans

        The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the Internal Revenue Code, which would otherwise be payable to the participant for any plan year. The Company may make discretionary contributions to this plan, including making matching contributions equal to 25% of pretax employee contributions up to a maximum of 6% of an employee's salary. During the fiscal years ended June 30, 2002, 2003 and 2004, the Company made matching contributions of approximately $1.3 million, $0.1 million and $1.0 million, respectively.

(14) Joint Ventures and Other Investments

        In May 1993, the Company entered into an Equity Joint Venture agreement with China Petrochemical Technology Company to form a limited liability company governed by the laws of the People's Republic of China. This joint venture has the nonexclusive right to distribute the Company's products within the People's Republic of China. The Company invested $0.3 million on August 6, 1993, which represents a 25% equity interest in the joint venture as of June 30, 2004.

        In November 1993, the Company invested approximately $0.1 million in a Cyprus-based company, representing approximately a 14% equity interest. In December 1995, the Company exercised its option to increase its equity interest to 22.5%, acquiring additional shares for approximately $0.1 million. In fiscal 2001, a third party invested in the entity and purchased a portion of the existing shareholders' equity interests. As a result of this transaction, the Company's equity interest increased to 31.58%.

        The Company is accounting for the above two investments using the equity method. The net investments of approximately $0.7 million and $0.3 million are included in other assets in the accompanying consolidated balance sheets as of June 30, 2003 and 2004, respectively. In the accompanying consolidated statements of operations for the years ended June 30, 2002, 2003, and 2004, the Company has recognized losses of approximately $0.2 million, $0.5 million and $0.3 million, respectively, as its portion of the losses from these joint ventures. The Company does not have any commitments to provide additional funding to these entities.

        In November 2000, the Company invested $0.6 million in a global chemical B2B e-commerce site supporting major chemical companies in Asia. This investment entitles the Company to a minority interest in the B2B company and is accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of June 30, 2004, the Company has determined that an other than temporary impairment has not occurred. This investment is included in other assets in the accompanying consolidated balance sheet as of June 30, 2003 and 2004.

(15) Accrued Expenses and Other Liabilities

        Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2003	2004
Royalties and outside commissions	$14,677	$14,292
Acquisition and legal-related	13,005	7,333
Payroll and payroll-related	12,998	14,191
Restructuring accruals	12,257	17,309
Payable to financing companies	4,332	1,333
Income taxes	536	7,801
Other	15,667	14,636

	$73,472	$76,895

        Other liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2003	2004
Restructuring accruals	$13,009	$6,122
Deferred rent	—	3,913
Royalties and outside commissions	3,000	771

	$16,009	$10,806

(16) Related Party Transactions

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

(17) Segment and Geographic Information

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

        The following table presents a summary of operating segments (in thousands):

	License	Consulting Services	Maintenance and Training	Total
Year ended June 30, 2002—
Revenues from unaffiliated customers	$133,913	$127,719	$58,972	$320,604
Controllable expenses	60,869	90,421	11,602	162,892

Controllable margin(1)	$73,044	$37,298	$47,370	$157,712

Year ended June 30, 2003—
Revenues from unaffiliated customers	$139,859	$103,741	$79,121	$322,721
Controllable expenses	65,394	81,943	12,361	159,698

Controllable margin(1)	$74,465	$21,798	$66,760	$163,023

Year ended June 30, 2004—
Revenues from unaffiliated customers	$152,270	$96,512	$76,914	$325,696
Controllable expenses	64,952	67,214	14,573	146,739

Controllable margin(1)	$87,318	$29,298	$62,341	$178,957

(1)
The Controllable Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation:

	Years Ended June 30
	2002	2003	2004
	(In thousands)
Total controllable margin for reportable segments	$157,712	$163,023	$178,957
Selling and marketing	(89,953)	(91,357)	(88,587)
Research and development	(20,248)	—	—
General and administrative and overhead	(82,650)	(77,379)	(77,238)
Asset impairment charges	(1,169)	(114,797)	(4,217)
Restructuring charges and FTC legal costs	(14,914)	(41,080)	(20,833)
Charges for in-process research and development	(14,900)	—	—
Interest and other income and expense	284	757	3,434
Write-off of investments	(8,923)	—	—

Income (loss) before provision for (benefit from) income taxes	$(74,761)	$(160,833)	$(8,484)

Geographic Information:

        Domestic and export sales as a percentage of total revenues are as follows:

	Years Ended June 30,
	2002	2003	2004
United States	54.2%	46.6%	42.8%
Europe	28.4	30.2	33.0
Japan	5.1	3.9	4.6
Other	12.3	19.3	19.6

	100.0%	100.0%	100.0%

        During the years ended June 30, 2002, 2003 and 2004 there were no customers that individually represented greater than 10% of the Company's total revenue.

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

	North America	Europe	Asia	Eliminations	Consolidated
Year ended June 30, 2002—
Revenues	$272,776	$77,865	$18,504	$(48,541)	$320,604

Identifiable assets	$479,454	$97,561	$12,943	$(176,014)	$413,944

Year ended June 30, 2003—
Revenues	$235,373	$106,725	$12,876	$(32,253)	$322,721

Identifiable assets	$528,304	$64,917	$(6,959)	$(266,789)	$319,473

Year ended June 30, 2004—
Revenues	$233,530	$83,427	$16,825	$(8,086)	$325,696

Identifiable assets	$603,851	$32,786	$(4,229)	$(331,713)	$300,695

(18) Subsequent Event—Sale of AXSYS Product

        In August 2004, under the terms of the proposed settlement with the FTC, the Company's AXSYS product was sold to Bentley Systems, Inc. The proceeds and gain recorded on the sale was not material.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Other(1)	Balance, End of Period
	(In thousands)
Allowance for doubtful accounts:
June 30, 2002	$1,905	$1,889	$(141)	$2,344	$5,997
June 30, 2003	5,997	683	(3,010)	22	3,692
June 30, 2004	3,692	1,938	(3,180)	—	2,450

(1)
Other relates primarily to amounts acquired in acquisitions.

S-1

EXHIBIT INDEX

3.1(1)	Certificate of Incorporation of Aspen Technology, Inc., as amended.
3.2(2)	By-laws of Aspen Technology, Inc.
4.1(3)	Specimen Certificate for Shares of Aspen Technology, Inc.'s common stock, $.10 par value.
4.2(2)	Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent, including related forms of the following: (a) Certificate of Designation of Series A Participating Cumulative Preferred Stock of Aspen Technology, Inc.; and (b) Right Certificate.
4.3(4)	Amendment No. 1 dated as of October 26, 2001 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4(5)	Amendment No. 2 dated as of February 6, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.
4.5(6)	Amendment No. 3 dated as of March 19, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.
4.6(7)	Amendment No. 4 dated as of May 9, 2002 to Rights Agreement dated as of March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.7(8)	Amendment No. 5 dated as of June 1, 2003 to Rights Agreement dated as of March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.8(9)	Indenture dated as of June 17, 1998 between Aspen Technology, Inc. and The Chase Manhattan Bank, as trustee, with respect to up to $86,250,000 principal amount of 5 1/4% Convertible Subordinated Debentures due June 15, 2005 of Aspen Technology, Inc.
4.9(9)	Form of 5 1/4% Convertible Subordinated Debentures due June 15, 2005 of Aspen Technology, Inc. (included in Sections 2.2, 2.3 and 2.4 of the Indenture).
4.9(10)	Form of Warrant of Aspen Technology, Inc. dated as of May 9, 2002.
4.10(1)	Form of WD Common Stock Purchase Warrant of Aspen Technology, Inc. dated as of August 14, 2003.
4.11(1)	Form of WB Common Stock Purchase Warrant of Aspen Technology, Inc. dated as of August 14, 2003.
10.1(11)	Lease Agreement dated as of January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding Ten Canal Park, Cambridge, Massachusetts.
10.2(12)	First Amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in- interest to Teachers Insurance and Annuity Association of America, regarding Ten Canal Park, Cambridge, Massachusetts.
10.3(12)	Second Amendment to Lease Agreement dated as of August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P. regarding Ten Canal Park, Cambridge, Massachusetts.
10.4(11)	System License Agreement between Aspen Technology, Inc. and the Massachusetts Institute of Technology, dated March 30, 1982, as amended.
10.9(11)	Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.
10.10(13)	Rider No. 1, dated December 14, 1994, to Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.
10.11(14)	Rider No. 2, dated September 4, 2001, to Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.
10.12(11)†	Letter Agreement, dated March 25, 1992, between Aspen Technology, Inc. and Sanwa Business Credit Corporation.

10.13(20)	Third Amendment, effective as of March 28, 2003, to the Letter Agreement by and between Aspen Technology, Inc. and Fleet Business Credit, LLC (formerly Sanwa Business Credit Corporation).
10.14(11)	Equity Joint Venture Contract between Aspen Technology, Inc. and China Petrochemical Technology Company.
10.15(15)	Loan and Security Agreement, dated as of January 30, 2003, by and among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.
10.16(15)	Export-Import Bank Loan and Security Agreement, dated as of January 30, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.
10.17(15)	Export-Import Bank Borrower Agreement, dated as of January 30, 2003, by and between Aspen Technology, Inc. and AspenTech Inc. in favor of the Export-Import Bank of the United States and Silicon Valley Bank.
10.18(15)	Promissory Note (Ex-Im), dated January 30, 2003, by and between Aspen Technology, Inc. and AspenTech, Inc. in favor of Silicon Valley Bank.
10.19(15)	Form of Negative Pledge Agreement, dated as of January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.
10.20(15)	Security Agreement, dated as of January 30, 2003, by and between Silicon Valley Bank and AspenTech Securities Corporation.
10.21(15)	Unconditional Guaranty, dated as of January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank.
10.22(16)	First Loan Modification Agreement, effective as of June 27, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.
10.23(16)	Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank.
10.24(32)	Non-Recourse Receivables Purchase Agreement, dated December 31, 2003, between Silicon Valley Bank and Aspen Technology, Inc.
10.26(17)	Securities Purchase Agreement dated June 1, 2003 by and among Aspen Technology, Inc. and the Purchasers listed therein.
10.27(17)	Repurchase and Exchange Agreement dated as of June 1, 2003 by and among Aspen Technology, Inc. and the Holders named therein.
10.28(18)	Registration Rights Agreement dated June 15, 2001 between Aspen Technology, Inc. and Michael B. Feldman.
10.29(18)	Registration Rights Agreement dated June 15, 2001 between Aspen Technology, Inc. and the former stockholders of Computer Processes Unlimited, L.L.C.
10.30(19)	Registration Rights Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP.
10.31(1)	Investor Rights Agreement dated as of August 14, 2003 by and among Aspen Technology, Inc. and the Stockholders Named therein.
10.32(1)	Management Rights Letter dated as of August 14, 2003 by and among Aspen Technology, Inc. and the entities named therein.
10.33(21)	Amended and Restated Registration Rights Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
10.34(11)*	1988 Non-Qualified Stock Option Plan, as amended.
10.35(22)*	1995 Stock Option Plan.
10.36(31)*	Amended and Restated 1995 Directors Stock Option Plan.
10.37(22)*	1995 Employees' Stock Purchase Plan.
10.38(23)*	1998 Employees' Stock Purchase Plan.
10.39(24)*	Amendment No. 1 to 1998 Employees' Stock Purchase Plan.
10.40(25)*	1996 Special Stock Option Plan.
10.41(24)*	2001 Stock Option Plan.
10.42(11)*	Form of Employee Confidentiality and Non-Competition Agreement.
10.43(11)*	Noncompetition, Confidentiality and Proprietary Rights Agreement between Aspen Technology, Inc. and Lawrence B. Evans.

10.44(16)*	Employment and Transition Agreement, dated as of June 30, 2003, by and between Aspen Technology, Inc. and Lawrence B. Evans.
10.45(24)*	Change in Control Agreement between Aspen Technology, Inc. and David McQuillin dated August 12, 1997.
10.46(26)*	Severance Agreement between Aspen Technology, Inc. and David L. McQuillin dated September 30, 2002.
10.47(15)*	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and David L. McQuillin.
10.48(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and David L. McQuillin.
10.49(26)*	Employment Agreement between Aspen Technology, Inc. and Wayne Sim dated May 9, 2002.
10.50(26)*	Change in Control Agreement between Aspen Technology, Inc. and Wayne Sim dated May 9, 2002.
10.51(16)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Wayne Sim.
10.52(27)*	Change in Control Agreement between Aspen Technology, Inc. and Stephen J. Doyle dated August 12, 1997.
10.53(15)*	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.54(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.55(30)*	Employment Agreement, dated April 1, 2002, by and between Aspen Technology, Inc. and C. Steven Pringle
10.56(3)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and C. Steven Pringle.
10.57(30)*	Offer Letter, dated June 16, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.58(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.59(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and David L. McQuillin.
10.60(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Wayne Sim.
10.61(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.62(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and C. Steve Pringle.
10.63(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.64(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.65(12)	Financing Partner Agreement between Aspen Technology, Inc. and IBM Credit Corporation dated June 15, 2000.
10.66(29)	Securities Purchase Agreement dated as of May 9, 2002 between Aspen Technology, Inc. and the Purchasers listed therein, and related Amendment dated June 5, 2002.
10.67(28)	Share Purchase Agreement dated as of May 10, 2002 between Aspen Technology, Inc. and AEA Technology plc.
10.68(19)	Stockholder Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP.
10.69(21)	Amended and Restated Securities Purchase Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
10.70	First Loan Modification Agreement (Exim), dated as of September 10, 2004, by and among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank.

10.71	Second Loan Modification Agreement, dated as of September 10, 2004, by and among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank.
21.1	Subsidiaries of Aspen Technology, Inc.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in signature page to Form 10-K).
31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(16)
Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2003, and incorporated herein by reference.

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

(32)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended December 31, 2003, and incorporated herein by reference.

†
Confidential treatment requested as to certain portions

*
Management contract of compensatory plan