Form 10-K/A
period 2004-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2005-03-15
CIK 929940

Use these links to rapidly review the document
TABLE OF CONTENTS
ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
FORM 10-K/A

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
Common stock, $0.10 par value per share

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of December 31, 2004, the aggregate market value of common stock (the only outstanding class of common equity of the Registrant) held by nonaffiliates of the Registrant was $260,711,927, based on a total of 41,982,597 shares of common stock held by nonaffiliates and on a closing price of $6.21 on December 31, 2004 for the common stock as reported on the Nasdaq National Market.

        As of March 10, 2005, 42,746,227 shares of common stock were outstanding.

 EXPLANATORY NOTES

        This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, originally filed with the United States Securities and Exchange Commission (SEC) on September 13, 2004, is being filed for the purpose of restating our consolidated balance sheets as of June 30, 2003 and 2004 and consolidated statements of operations, statements of stockholders' equity and comprehensive income (loss), statements of cash flows and related disclosures for the years ended June 30, 2002, 2003 and 2004. See Note 18 to the Consolidated Financial Statements for a discussion of the restatement. Items 6, 7, 8, 9A and 15 have been updated for the effects of the restatement and are included in this Amendment No. 1.

        This Amendment No. 1 on Form 10-K/A has not been updated for events occurring after the filing of the original Annual Report on Form 10-K on September 13, 2004, except (1) to reflect the restatement as described above and (2) to reflect certain subsequent events that are relevant to the reader.

        We have not amended our Annual Reports on Form 10-K for the fiscal years ended June 30, 1999, 2000, 2001, 2002, or 2003, or our Quarterly Reports on Form 10-Q for the quarterly periods included in these fiscal years, that reflect the effects of the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A, and the financial statements and related financial information contained in such annual and quarterly reports should not be relied upon.

 PART II

Item 6.    Selected Financial Data

        The following selected consolidated financial data have been derived from our consolidated financial statements. All financial information set forth below reflects the restatement of our financial statements as discussed in Note 18 of the Notes to Consolidated Financial Statements. The restatement also affects periods prior to 2002 and, accordingly, we have restated our selected consolidated financial data for fiscal years 2000 and 2001. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The consolidated statement of operations data for the years ended June 30, 2002, 2003 and 2004 and the consolidated balance sheet data as of June 30, 2003 and 2004 are derived from financial statements audited by Deloitte & Touche LLP.

	Year Ended June 30,
	2000 As Restated(1)	2001 As Restated(1)	2002 As Restated(2)	2003 As Restated(2)	2004 As Restated(2)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$125,927	$134,952	$136,377	$162,354	$158,661
Service and other	135,143	179,445	186,005	184,102	174,335

Total revenues	261,070	314,397	322,382	346,456	332,996
Cost of revenues:
Cost of software licenses	9,605	11,856	11,830	13,916	15,577
Cost of service and other	85,193	115,795	118,772	106,868	99,183
Amortization of technology related intangible assets	1,225	2,926	5,042	8,219	7,270
Impairment of technology related intangible and computer software development assets	—	—	1,169	8,704	3,250

Total cost of revenues	96,023	130,577	136,813	137,707	125,280

Gross profit	165,047	183,820	185,569	208,749	207,716

Operating costs:
Selling and marketing	91,863	113,808	114,755	105,879	100,028
Research and development	51,567	69,138	74,176	65,143	58,955
General and administrative	24,292	28,238	29,673	29,644	32,727
Costs related to acquisitions	1,547	—	—	—	—
Long-lived asset impairment charges	—	—	—	105,543	967
Restructuring charges and FTC legal costs	—	6,969	14,914	41,080	20,085
Charges for in-process research and development	—	9,915	14,900	—	—
Loss (gain) on sales and disposals of assets	(4)	99	(346)	(52)	(879)

Total operating costs	169,265	228,167	248,072	347,237	211,883

Income (loss) from operations	(4,218)	(44,347)	(62,503)	(138,488)	(4,167)

Interest income	9,847	10,075	6,209	8,191	7,296
Interest expense	(5,563)	(5,469)	(5,591)	(7,132)	(4,940)
Write-off of investments	—	(5,000)	(8,923)	—	—
Foreign currency exchange gain (loss)	(118)	(81)	(1,424)	(195)	252

Income (loss) before provision for (benefit from) income taxes and equity in earnings from joint ventures	(52)	(44,822)	(72,232)	(137,624)	(1,559)
(Provision for) benefit from income taxes	(3,174)	7,164	(3,599)	(1,076)	(19,896)
Equity in earnings from joint ventures	—	849	(166)	(514)	(351)

Net income (loss)	(3,226)	(36,809)	(75,997)	(139,214)	(21,806)
Accretion of preferred stock discount and dividend	—	—	(6,301)	(9,184)	(6,358)

Net income (loss) applicable to common stock holders	$(3,226)	$(36,809)	$(82,298)	$(148,398)	$(28,164)

Diluted net income (loss) per share	$(0.11)	$(1.23)	$(2.55)	$(3.86)	$(0.69)
Basic net income (loss) per share	$(0.11)	$(1.23)	$(2.55)	$(3.86)	$(0.69)
Weighted average shares outstanding — diluted	28,221	29,941	32,308	38,476	40,575
Weighted average shares outstanding — basic	28,221	29,941	32,308	38,476	40,575

	June 30,
	2000 As Restated(1)	2001 As Restated(1)	2002 As Restated(2)	2003 As Restated(2)	2004 As Restated(2)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash-equivalents	$49,371	$36,633	$33,571	$51,567	$107,677
Working capital	154,037	100,366	43,607	36,788	15,880
Total assets	365,480	393,229	537,840	374,266	351,734
Long-term obligations, less current maturities	88,173	88,149	92,135	89,911	1,952
Redeemable convertible preferred stock	—	—	—	57,537	106,761
Total stockholders' equity	153,713	169,151	222,037	30,955	28,363

(1)
The Consolidated Financial Statements for the years ended, and as as of, June 30, 2000 and 2001 were previously audited by Arthur Andersen LLP. The restated amounts for these years are unaudited.

(2)
The Consolidated Financial Statements for the years ended June 30, 2002, 2003 and 2004 have been derived from the audited financial statements included in Item 8. See Note 18 to the Consolidated Financial Statements for a discussion of the restatement.

        The unaudited financial results for the year ended June 30, 1999, which are not presented here, and the selected consolidated financial data for the years ended June 30, 2000 and 2001, presented above, have been restated to reflect adjustments related to the restatement described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements" and Note 18 of the Notes to Consolidated Financial Statements. The restatement adjustments decreased revenue and increased net loss applicable to common stockholders for the year ended June 30, 1999 by $6.8 million and $6.8 million, respectively. The restatement adjustments decreased revenue and increased net loss applicable to common stockholders for the year ended June 30, 2000 by $7.0 million and $8.7 million, respectively. The restatement adjustments decreased revenue and increased net loss applicable to common stockholders for the year ended June 30, 2001, by $12.5 million and $16.4 million, respectively. In the accompanying financial statements for the year ended June 30, 2002 these cumulative adjustments are reflected as opening adjustments to the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss).

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

        Service and other revenues and cost of service and other for the year ended June 30, 2000 do not reflect a reclassification for the reimbursement of out-of-pocket expenses, as required by Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred". It is impracticable to do so, as the information was not compiled during this period. The amounts included in service and other revenues and cost of service and other for the years ended June 30, 2001, 2002, 2003 and 2004 were $16.3 million, $18.8 million, $19.0 million and $16.9 million, respectively.

        Basic and diluted net income (loss) per share and weighted average shares outstanding in the preceding table have been computed as described in note 2(i) to the Consolidated Financial Statements included elsewhere in this Form 10-K/A. We have never declared or paid cash dividends on our common stock.

 Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to give effect to the restatement discussed in Note 18 to the Consolidated Financial Statements.

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

        Software license revenues, including license renewals, consist principally of revenues earned under fixed-term or perpetual software license agreements and are generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence, or VSOE, of fair value exists for all undelivered elements. We determine VSOE based upon the price charged when the same element is sold separately. Maintenance and support VSOE represents a consistent percentage of the license fees charged to customers. Consulting services VSOE represents standard rates, which we charge our customers when we sell our consulting services separately. For an element not yet being sold separately, VSOE represents the price established by management having the relevant authority when it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. Revenues under license arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with American Institute of Certified Public Accountants, Statement of Position, or SOP, 98-9, "Software Revenue Recognition, with Respect to Certain Transactions." Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. We have established sufficient VSOE for professional services, training and maintenance and support services. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. We use installment contracts as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

        We have a practice of licensing our products through resellers in certain regions. For software licensed through these distribution channels, revenue is recognized at the time of delivery to the end customer, when persuasive evidence of an arrangements exists, the fee is fixed or determinable and collection is reasonably assured.

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

        In June 2004, we executed a plan to reduce our operating costs, primarily involving the closure of certain facilities. This resulted in a restructuring charge totaling $15.2 million, included in restructuring charges and FTC legal costs (as described below).

Summary of Restructuring Accruals

Fiscal 2004 Restructuring Plan

        In June 2004, we initiated a plan to reduce our operating expenses in order to better align our operating cost structure with the current economic environment and to improve our operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004.

        As of June 30, 2004, there was $13.0 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the year ended June 30, 2004, the following activity was recorded (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Asset Impairments	Total
Restructuring charge	$20,484	$1,191	$1,776	$23,451
Fiscal 2004 payments	(8,435)	(280)	—	(8,715)
Impairment of assets	—	—	(1,776)	(1,776)

Accrued expenses, June 30, 2004	$12,049	$911	$—	$12,960

Expected final payment date	February 2007	December 2004

Fiscal 2003 Restructuring Plan

        In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, we revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which has been affected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.1 million. During fiscal 2004, we recorded a $4.9 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations.

        As of June 30, 2004, there was $7.7 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. The components of the restructuring plan are as follows (in thousands):

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Restructuring charge	$17,347	$10,028	$714	$28,089
Additional impairment of assets	—	—	866	866
Fiscal 2003 payments	(3,548)	(7,297)	—	(10,845)

Accrued expenses, June 30, 2003	13,799	2,731	1,580	18,110
Fiscal 2004 payments	(2,567)	(2,170)	(770)	(5,507)
Change in estimate—Revised assumptions	(4,507)	(269)	(134)	(4,910)

Accrued expenses, June 30, 2004	$6,725	$292	$676	$7,693

Expected final payment date	December 2010	April 2005	April 2005

Fiscal 2002 Restructuring Plan

        In the fourth quarter of fiscal 2002, we initiated a plan to reduce operating expenses and to restructure operations around our two primary product lines, engineering software and manufacturing/supply chain software. We reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $13.2 million. During fiscal 2004, we recorded a $1.5 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations. As of June 30, 2004, there was $2.0 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. The components of the restructuring plan are as follows (in thousands):

Fiscal 2002 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Restructuring charge	$4,901	$8,285	$13,186
Fiscal 2002 payments	—	(1,849)	(1,849)

Accrued expenses, June 30, 2002	4,901	6,436	11,337
Fiscal 2003 payments	(695)	(4,748)	(5,443)

Accrued expenses, June 30, 2003	4,206	1,688	5,894
Fiscal 2004 payments	(1,302)	(1,060)	(2,362)
Change in estimate—Revised assumptions	(1,221)	(320)	(1,541)

Accrued expenses, June 30, 2004	$1,683	$308	$1,991

Expected final payment date	December 2010	April 2005

Fiscal 2001 Restructuring Plan

        In the third quarter of fiscal 2001, the revenues realized were below expectations as customers delayed spending in the widespread slowdown in information technology spending and the deferral of late-quarter purchasing decisions. At that time, we also reduced our revenue expectations for the fourth quarter of fiscal year 2001 and for the fiscal year 2002. Based on the reduced revenue expectations, management evaluated the business plan and made significant changes, resulting in a restructuring plan for our operations. This restructuring plan included a reduction in headcount, a substantial decrease in discretionary spending and a sharpening of our e-business focus to emphasize our marketplace solutions. The restructuring plan resulted in a pre-tax charge totaling $7.0 million. During June 2004, we executed a buy-out of our remaining lease obligation. The components of the restructuring plan are as follows (in thousands):

Fiscal 2001 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Write-off of Assets	Total
Restructuring charge	$2,774	$3,148	$1,047	$6,969
Write-off of asset	—	—	(1,047)	(1,047)
Fiscal 2001 payments	(114)	(1,878)	—	(1,992)

Accrued expenses, June 30, 2001	2,660	1,270	—	3,930
Change in estimate—Revised assumptions	(800)	—	—	(800)
Fiscal 2002 payments	(723)	(1,217)	—	(1,940)

Accrued expenses, June 30, 2002	1,137	53	—	1,190
Fiscal 2003 payments	(397)	(53)	—	(450)

Accrued expenses, June 30, 2003	740	—	—	740
Fiscal 2004 payments	(412)	—	—	(412)
Change in estimate—Revised assumptions	(328)	—	—	(328)

Accrued expenses, June 30, 2004	$—	$—	$—	$—

Fiscal 1999 Restructuring Plan

        In the fourth quarter of fiscal 1999, we undertook certain actions to restructure our business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of our core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. During fiscal 2004, we recorded a $0.4 million decrease to the accrual related to revised assumptions associated with lease exit costs. As of June 30, 2004, there was $0.1 million remaining in the accrued expenses relating to the restructuring. The components of the restructuring plan are as follows (in thousands):

Fiscal 1999 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Write-off of Assets	Other	Total
Restructuring and other charges	$10,224	$4,324	$3,060	$259	$17,867
Write-off of assets, and other	(5,440)	—	(3,060)	(101)	(8,601)
Fiscal 1999 payments	(24)	(2,386)	—	(57)	(2,467)

Accrued expenses, June 30, 1999	4,760	1,938	—	101	6,799
Fiscal 2000 payments	(1,408)	(1,462)	—	(97)	(2,967)

Accrued expenses, June 30, 2000	3,352	476	—	4	3,832
Fiscal 2001 payments	(1,484)	(126)	—	—	(1,610)

Accrued expenses, June 30, 2001	1,868	350	—	4	2,222
Change in estimate—Revised assumptions	(250)	—	—	—	(250)
Fiscal 2002 payments	(1,243)	(350)	—	(4)	(1,597)

Accrued expenses, June 30, 2002	375	—	—	—	375
Fiscal 2003 net sublease receipts (lease payments)	147	—	—	—	147

Accrued expenses, June 30, 2003	522	—	—	—	522
Fiscal 2004 payments net of sublease receipts (lease payments)	(4)	—	—	—	(4)
Change in estimate—sub-lease assumptions	(428)	—	—	—	(428)

Accrued expenses, June 30, 2004	$90	$—	$—	$—	$90

Expected final payment date	December 2004

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

Results of Operations

        The following table sets forth the percentages of total revenues represented by certain consolidated statement of operations data for the periods indicated:

	Year Ended June 30,
	2002	2003	2004
Revenues:
Software licenses	42.3%	46.9%	47.6%
Service and other	57.7	53.1	52.4

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of software licenses	3.7	4.0	4.7
Cost of service and other	36.7	30.8	29.7
Amortization of technology related intangible assets	1.6	2.4	2.2
Impairment of technology related intangible and computer software development assets	0.4	2.5	1.0

Total cost of revenues	42.4	39.7	37.6

Gross profit	57.6	60.3	62.4

Operating costs:
Selling and marketing	35.7	30.5	30.1
Research and development	23.0	18.8	17.7
General and administrative	9.2	8.6	9.8
Long lived asset impairment charges	—	30.5	0.3
Restructuring charges and FTC legal costs	4.6	11.9	6.0
Charges for in-process research and development	4.6	—	—
Loss (gain) on sales and disposals of assets	(0.1)	(0.0)	(0.3)

Total operating costs	77.0	100.3	63.6

Income (loss) from operations	(19.4)	(40.0)	(1.2)

Interest income	1.9	2.5	2.1
Interest expense	(1.7)	(2.1)	(1.5)
Write-off of investments	(2.8)	—	—
Other income (expense), net	(0.4)	(0.1)	0.1

Income (loss) before provision for income taxes and equity in earnings from joint ventures	(22.4)%	(39.7)%	(0.5)%

Comparison of Fiscal 2004 to Fiscal 2003

        Revenues.    Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for fiscal 2004 decreased 3.9% to $333.0 million from $346.5 million in fiscal 2003. Total revenues from customers outside the United States were $190.8 million or 57.3% of total revenues and $186.7 million or 53.9% of total revenues for fiscal 2004 and 2003, respectively. The geographical mix of revenues can vary from period to period.

        Software license revenues represented 47.6% and 46.9% of total revenues for fiscal 2004 and 2003, respectively. Revenues from software licenses in fiscal 2004 decreased 2.3% to $158.7 million from $162.4 million in fiscal 2003. Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. This decrease is primarily due to a modest decrease in demand for products from our engineering product line. For fiscal 2004, approximately 70% and 30% of our license revenue was derived from products in the engineering product line and manufacturing/supply chain product line, respectively, as compared to approximately 75% and 25%, respectively, in fiscal 2003.

        Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for fiscal 2004 decreased 5.3% to $174.3 million from $184.1 million for fiscal 2003. This decrease is attributable primarily to the consulting services business. Consulting services decreased due to a year over year $2.1 million decline in reimbursable expenses, and due to the general low-level of licenses of our manufacturing/supply chain products during the two most recent fiscal years. Our consulting services are more heavily linked to the implementation of our manufacturing/supply chain products than they are to our engineering products.

        Cost of Software Licenses.    Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging. Cost of software licenses for fiscal 2004 increased 11.9% to $15.6 million from $13.9 million in fiscal 2003. Cost of software licenses as a percentage of revenues from software licenses increased to 9.8% for fiscal 2004 from 8.6% for fiscal 2003. The cost increase is primarily due to an increase in royalty costs of $0.9 million and amortization of computer software development costs of $0.9 million. The increase in royalties is attributable to higher license revenues and the increase in the amortization of computer software development costs is due to two significant product releases, AES 12.1 and AMS 6.0, during the first part of this fiscal year.

        Cost of Service and Other.    Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for fiscal 2004 decreased 7.2% to $99.2 million from $106.9 million for fiscal 2003. Cost of service and other, as a percentage of revenues from service and other, decreased to 56.9% for fiscal 2004 from 58.0% for fiscal 2003. The decrease in cost is primarily due to decreased payroll costs of $2.5 million related to reductions in headcount, as well as a decrease in reimbursable expenses of $2.1 million. The costs of service and other as a percentage of service and other revenues are generally consistent from period to period, showing a modest decrease as our utilization rates have increased.

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

        Selling and Marketing.    Selling and marketing expenses for fiscal 2004 decreased 5.5% to $100.0 million from $105.9 million for fiscal 2003, while decreasing as a percentage of total revenues to 30.1% from 30.5%. The decrease is primarily due to a decrease in advertising costs of $5.0 million related to AspenWorld, which took place in fiscal 2003, and a decrease in payroll and benefit costs of $0.8 million attributable to the headcount reductions effected in the October 2002 restructuring plan.

        Research and Development.    Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Research and development expenses for fiscal 2004 decreased 9.5% to $59.0 million from $65.1 million for fiscal 2003, and decreased as a percentage of total revenues to 17.7% from 18.8%. The decrease is primarily attributable to a $1.7 million decrease in depreciation and amortization related to assets written-off in December 2002, a $1.0 million decrease in salary and benefit costs associated with the reductions in headcount from the October 2002 restructuring plan, a $1.0 million decrease in consulting costs, and a $0.7 million decrease in travel costs.

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

        General and Administrative.    General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees and amortization of identifiable intangibles. General and administrative expenses for fiscal 2004 increased 10.4% to $32.7 million from $29.6 million for fiscal 2003, and increased as a percentage of total revenues to 9.8% from 8.6%. This increase is due to a $6.5 million increase in legal costs associated with legal defense and loss contingencies associated with the KBC litigation and with the settlement of other litigation. This is offset by a $3.0 million decrease in salary and benefit costs associated with the reductions in headcount from the October 2002 restructuring plan.

        Long Lived Asset Impairment Charges.    In fiscal 2004, this amount consisted of $1.0 million in impairment charges based on our decisions to discontinue certain internal capital projects that had previously been put on hold. In addition, certain fixed assets that supported research and development efforts were considered impaired as a result of the product consolidation decisions made in the April 2004 product review. In October 2002, we determined that the goodwill should be tested for impairment as a result of lowered revenue expectations and the overall decline in our market value. This amounted to a $74.2 million aggregate impairment charge, recorded in the fiscal 2003 accompanying consolidated statement of operations. Concurrent with the goodwill impairment review, we determined that several other assets were also impaired. This resulted in an additional $31.4 million in impairment charges in fiscal 2003, related to the intellectual property purchased from Accenture in February 2002, internal capital projects and fixed assets.

        Restructuring Charges and FTC Legal Costs.    During fiscal 2004, we recorded $20.1 million in restructuring charges and FTC legal costs. Of this amount, $23.5 million is associated with a June 2004 restructuring plan, which is offset by $8.3 million in adjustments to prior restructuring accruals and deferred rent balances, and $4.9 million is FTC legal costs, related to the FTC challenge of our acquisition of Hyprotech.

        In June 2004, we initiated a plan to reduce our operating expenses in order to better align our expense structure with the current economic environment and to improve our operating margins. This plan coincided with a reduction in our revenue projections for fiscal 2005. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million. This is offset by $8.3 million in adjustments to the prior restructuring accruals and deferred rent balances, primarily related to the buy-out of the remaining obligation for our Houston facility, of which portions had previously been vacated and included in previous restructuring plans. The components of the restructuring plan are as follows:

          Closure/consolidation of facilities:    Approximately $20.5 million of the restructuring charge relates to the termination of facility leases and other lease related costs. The facility leases had remaining terms ranging from several months to eight years. The amount accrued is an estimate of the remaining obligation under the lease or actual costs to buy-out leases, reduced by expected income from the sublease of the underlying properties.

          Employee severance, benefits and related costs:    Approximately $1.2 million of the restructuring charge relates to the reduction in headcount. Approximately 35 employees, or 2% of the workforce, were eliminated under the restructuring plan. A majority of the employees were located in North America, although Europe was affected, as well. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

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

        Loss (Gain) on Sales of Assets.    Loss (gain) on sales of assets was a $0.9 million gain in fiscal 2004 as compared to $0.1 million gain in fiscal 2003. This increase is due primarily to a $0.5 million gain on the sale of receivables and a $0.2 million gain on the sale of land in Houston, Texas in fiscal 2004.

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

        We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any one year is the result of the implicit interest rate established by us on installment contracts and the size of the contract portfolio. Interest income was $7.3 million for fiscal 2004 as compared to $8.2 million in fiscal 2003. This decrease primarily is due to the aggressive collection of receivables and the increased sale of receivables, resulting in the decrease of installments receivable balance.

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

        Foreign currency exchange gain (loss).    Foreign currency exchange gains and losses are primarily incurred through the revaluation of receivables denominated in foreign currencies. In fiscal 2004 we recorded a foreign currency exchange gain of $0.3 million, compared to a $0.2 million loss in fiscal

2003. This increase was due to favorable exchange rate fluctuations and effective hedging of foreign receivable balances.

        Provision for/Benefit from Income Taxes.    We recorded a provision for income taxes of $19.9 million for fiscal 2004. The provision for fiscal 2004 includes a $14.6 million valuation allowance against U.S. domiciled net deferred tax assets and a $6.8 million provision primarily related to foreign taxes. Additionally, as part of a change in the Japan-US tax treaty, the Japanese withholding tax law was repealed effective July 1, 2004 and provided approximately $1.5 million of income tax relief to the Company as of the enactment date of the tax law change which occurred in the quarter ended March 31, 2004. We provided a full valuation allowance against the net operating losses generated during fiscal 2003 and 2004.

        Under SFAS No. 109, a deferred tax asset related to the future benefit of a tax loss carryforward should be recorded unless we make a determination that it is "more likely than not" that such deferred tax asset would not be realized. Accordingly, a valuation allowance would be provided against the deferred tax asset to the extent that we cannot demonstrate that it is "more likely than not" that the deferred tax asset will be realized. In determining the amount of valuation allowance required, we consider numerous factors, including historical profitability, estimated future taxable income, the volatility of the historical earnings, and the volatility of earnings of the industry in which we operate. We periodically review our deferred tax asset to determine if such asset is realizable. In fiscal 2004, we concluded, in accordance with SFAS No. 109, that we should record a valuation allowance on a significant portion of our deferred tax asset under the "more likely than not" test and therefore increased the amount of the valuation allowance. See Note 9 to Consolidated Financial Statements.

        Equity in earnings from joint ventures.    Equity in earnings from joint ventures was a $0.4 million loss in fiscal 2004 as compared to a $0.5 million loss in fiscal 2003. These losses relate to net losses incurred by certain joint ventures in which we have an equity interest.

Comparison of Fiscal 2003 to Fiscal 2002

        Revenues.    Total revenues for fiscal 2003 increased 7.5% to $346.5 million from $322.4 million in fiscal 2002. Total revenues from customers outside the United States were $186.7 million or 53.9% of total revenues and $147.9 million or 45.9% of total revenues for fiscal 2003 and 2002, respectively. The geographical mix of revenues can vary from period to period.

        Software license revenues represented 46.9% and 42.3% of total revenues for fiscal 2003 and 2002, respectively. Revenues from software licenses in fiscal 2003 increased 19.0% to $162.4 million from $136.4 million in fiscal 2002. Greater software license revenues in fiscal 2003 were driven by the inclusion of software license revenue associated with Hyprotech, in addition to a more modest increase in demand for our manufacturing/supply chain products. Revenues and expenses associated with Hyprotech are included in our results from operations from the May 31, 2002 date of acquisition; for fiscal 2002 this includes the month of June 2002 and for fiscal 2003 this includes the full fiscal year.

        Revenues from service and other for fiscal 2003 decreased 1.0% to $184.1 million from $186.0 million for fiscal 2002. This decline in revenue is reflective of a decrease in consulting revenue, partially offset by the inclusion of maintenance revenue associated with Hyprotech. The decline in consulting revenue primarily is related to the lower level of license transactions associated with our manufacturing/supply chain software products in fiscal 2002, along with which we typically sell consulting projects.

        Cost of Software Licenses.    Cost of software licenses for fiscal 2003 increased 17.6% to $13.9 million from $11.8 million in fiscal 2002. Cost of software licenses as a percentage of revenues from software licenses was 8.6% for fiscal 2003 and 8.7% for fiscal 2002, respectively. The increase is the result of a $3.3 million increase in royalties, primarily related to a royalty arrangement with

Accenture, which was effective as of the beginning of fiscal 2003, under which we pay royalties on the licensing of certain manufacturing/supply chain products.

        Cost of Service and Other.    Cost of service and other for fiscal 2003 decreased 10.0% to $106.9 million from $118.8 million for fiscal 2002. Cost of service and other, as a percentage of revenues from service and other, decreased to 58.0% for fiscal 2003 from 63.9% for fiscal 2002. This decrease in absolute dollars is due to a decrease in consulting costs of $3.5 million and a decrease in salary and related costs of $4.5 million related to the reductions in headcount reflected in the restructuring charges of May 2002 and October 2002. The decrease as a percentage of service and other revenues was due to the headcount reductions, as well as the increase of revenues from software maintenance as a percentage of service and other revenue, a service that provides higher margins than consulting services.

        Amortization of Technology Related Intangible Assets.    Amortization expense for fiscal 2003 increased 63.0% to $8.2 million from $5.0 million for fiscal 2002. The increase is primarily due to the intangible assets acquired as part of the Hyprotech acquisition in May 2002.

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

        Selling and Marketing.    Selling and marketing expenses for fiscal 2003 decreased 7.7% to $105.9 million from $114.8 million for fiscal 2002, while decreasing as a percentage of total revenues to 30.5% from 35.7%. The decreases are attributable to salary and related costs of $8.2 million associated with the headcount reductions reflected in the restructuring charges of May 2002 and October 2002, and $2.6 million associated with travel and entertainment costs, partially offset by $4.9 million in costs associated with our October 2002 AspenWorld conference, which occurs bi-annually, the inclusion of costs associated with Hyprotech, increases in certain foreign-based sales expenses where currencies strengthened as compared to the US dollar, and an increase in sales commissions related to significantly higher license revenues in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

        Research and Development.    Research and development expenses for fiscal 2003 decreased 12.2% to $65.1 million from $74.2 million for fiscal 2002, and decreased as a percentage of total revenues to 18.8% from 23.0%. These decreases are attributable to a $4.5 million decrease in salary and related costs related to the effect of reductions in headcount reflected in the restructuring charges of May 2002 and October 2002, partially offset by the inclusion of costs associated with Hyprotech and increases in certain foreign-based research and development expenses where currencies strengthened as compared to the US dollar.

        We capitalized software development costs that amounted to 14.6% of our total research and development costs during fiscal 2003, as compared to 11.7% in fiscal 2002. This increase is due to product development activity related to the Accenture co-development alliance, as well as a smaller level of overall research and development spending.

        General and Administrative.    General and administrative expenses for fiscal 2003 decreased 0.1% to $29.6 million from $29.7 million for fiscal 2002, and decreased as a percentage of total revenues to 8.6% from 9.2%.

        Long Lived Asset Impairment Charges.    In October 2002, we determined that the goodwill should be tested for impairment as a result of lowered revenue expectations and the overall decline in our market value. This amounted to a $74.2 million aggregate impairment charge, recorded in the fiscal 2003 accompanying consolidated statement of operations. Concurrent with the goodwill impairment review, we determined that several other assets were also impaired. This resulted in an additional $31.4 million in impairment charges in fiscal 2003, related to the intellectual property purchased from Accenture in February 2002, internal capital projects and fixed assets.

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

        Interest Income.    Interest income was $8.2 million for fiscal 2003 as compared to $6.2 million in fiscal 2002. This increase primarily is due to the increase of installment contracts associated with Hyprotech.

        Interest Expense.    Interest expense in fiscal 2003 increased to $7.1 million from $5.6 million in fiscal 2002. This increase primarily is due to interest on the amounts owed to Accenture.

        Foreign currency exchange gain (loss).    Foreign currency exchange gain (loss) in fiscal 2003 decreased to a $0.2 million loss from $1.4 million loss in fiscal 2002. This decrease was due to the implementation of a more effective hedging policy for Hyprotech's receivables. In fiscal 2002, an effective hedging policy had not yet been implemented.

        Provision for/Benefit from Income Taxes.    We recorded a provision for income taxes of $1.1 million in fiscal 2003 and $3.6 million in fiscal 2002. In fiscal 2003, we recorded a provision related to foreign taxes, and provided a full valuation against the domestic benefit generated. The provision for fiscal 2002 represents income taxes on income generated in certain foreign jurisdictions where we did not have operating loss carryforwards. We generated significant U.S. tax loss carryforwards during both fiscal 2003 and 2002.

        Equity in earnings from joint ventures.    Equity in earnings from joint ventures was a $0.5 million loss in fiscal 2003 as compared to a $0.2 million loss in fiscal 2002. The increased loss in fiscal 2003 was related to losses incurred by joint ventures, caused by the general economic slowdown during the year.

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

	Fiscal 2003 Quarter Ended				Fiscal 2004 Quarter Ended
	Sep. 30(1)	Dec. 31(1)	Mar. 31(1)	June 30(1)	Sep. 30(1)	Dec. 31(1)	Mar. 31(1)	June 30(1)
	(In thousands)
Revenues:
Software licenses	$31,727	$43,488	$42,078	$45,061	$38,144	$38,856	$36,636	$45,025
Service and other	47,526	46,181	44,889	45,506	42,265	42,886	44,939	44,245

Total revenues	79,253	89,669	86,967	90,567	80,409	81,742	81,575	89,270
Cost of revenues:
Cost of software licenses	3,335	3,511	2,891	4,179	3,617	4,315	3,854	3,791
Cost of service and other	28,008	26,823	25,745	26,292	24,382	24,246	25,345	25,210
Amortization of technology related intangible assets	2,402	2,103	1,892	1,822	1,832	1,842	1,806	1,790
Impairment of technology related intangible and computer software development assets	—	8,208	—	496	—	—	—	3,250

Total cost of revenues	33,745	40,645	30,528	32,789	29,831	30,403	31,005	34,041

Gross profit	45,508	49,024	56,439	57,778	50,578	51,339	50,570	55,229

Operating costs:
Selling and marketing	29,162	27,092	24,482	25,143	23,957	23,651	23,841	28,579
Research and development	17,802	15,997	15,727	15,617	16,006	14,294	14,234	14,421
General and administrative	7,569	7,181	7,106	7,788	6,872	6,607	6,399	12,849
Long lived asset impairment charges	—	105,543	—	—	—	—	—	967
Restructuring charges and FTC legal costs	—	20,943	2,100	18,037	—	2,000	—	18,085
Loss (gain) on sales and disposals of assets	13	(116)	190	(139)	(302)	(377)	(206)	6

Total operating costs	54,546	176,640	49,605	66,446	46,533	46,175	44,268	74,907

Income (loss) from operations	(9,038)	(127,616)	6,834	(8,668)	4,045	5,164	6,302	(19,678)

Interest income, net	498	191	269	101	682	855	419	400
Other income (expense), net	(525)	(437)	286	481	(691)	246	256	441

Income (loss) before provision for taxes and equity in earnings from joint ventures	(9,065)	(127,862)	7,389	(8,086)	4,036	6,265	6,977	(18,837)
Provision for income taxes	(63)	(301)	(378)	(334)	(411)	(1,578)	(341)	(17,566)
Equity in earnings from joint ventures	44	(116)	(112)	(330)	—	(100)	—	(251)

Net income (loss)	(9,084)	(128,279)	6,899	(8,750)	3,625	4,587	6,636	(36,654)
Accretion of preferred stock discount and dividend	(2,234)	(2,287)	(2,291)	(2,372)	3,852	(3,352)	(3,400)	(3,458)

Net income (loss) applicable to common stockholders	$(11,318)	$(130,566)	$4,608	$(11,122)	$7,477	$1,235	$3,236	$(40,112)

Basic income (loss) per share applicable to common shareholders	$(0.30)	$(3.42)	$0.12	$(0.28)	$0.19	$0.03	$0.08	$(0.97)
Basic weighted average shares outstanding	37,994	38,128	38,795	39,026	39,772	40,175	41,049	41,328
Diluted income (loss) per share applicable to common shareholders	$(0.30)	$(3.42)	$0.11	$(0.28)	$0.15	$0.02	$0.06	$(0.97)
Diluted weighted average shares outstanding	37,994	38,128	40,938	39,026	59,437	50,315	51,907	41,328

(1)
As restated, see note 18 to the consolidated financial statements.

	Fiscal 2003 Quarter Ending				Fiscal 2004 Quarter Ending
	Sep. 30(2)	Dec. 31(2)	Mar. 31(2)	June 30(2)	Sep. 30(2)	Dec. 31(2)	Mar. 31(2)	June 30(2)
	(In thousands)
Revenues:
Software licenses	$29,646	$36,781	$34,883	$38,549	$35,063	$37,759	$35,914	$43,534
Service and other	47,604	46,192	44,846	44,220	41,951	42,661	44,785	44,029

Total revenues	77,250	82,973	79,729	82,769	77,014	80,420	80,699	87,563
Cost of revenues:
Cost of software licenses	3,335	3,511	2,891	4,179	3,617	4,315	3,854	3,780
Cost of service and other	28,008	26,823	25,745	26,292	24,632	24,246	25,345	25,210
Amortization of technology related intangible assets	2,402	2,103	1,892	1,822	1,832	1,842	1,806	1,790
Impairment of technology related intangible and computer software development assets	—	8,208	—	496	—	—	—	3,250

Total cost of revenues	33,745	40,645	30,528	32,789	30,081	30,403	31,005	34,030

Gross profit	43,505	42,328	49,201	49,980	46,933	50,017	49,694	53,533

Operating costs:
Selling and marketing	29,154	27,031	24,455	25,243	23,874	23,589	23,818	28,205
Research and development	17,745	15,997	15,727	15,617	16,006	14,294	14,234	14,561
General and administrative	7,419	6,820	7,001	7,222	6,908	6,325	6,292	12,189
Long lived asset impairment charges	—	106,093	—	—	—	—	—	967
Restructuring charges and FTC legal costs	—	20,943	2,100	18,037	—	2,000	—	18,833

Total operating costs	54,318	176,884	49,283	66,119	46,788	46,208	44,344	74,755
Income (loss) from operations	(10,813)	(134,556)	(82)	(16,139)	145	3,809	5,350	(21,222)
Interest income, net	581	268	349	155	722	895	460	416
Other income (expense), net	(501)	(313)	64	154	(228)	523	462	184

Income (loss) before provision for taxes	(10,733)	(134,601)	331	(15,830)	639	5,227	6,272	(20,622)
Provision for income taxes	—	—	—	—	188	1,315	1,352	17,351

Net income (loss)	(10,733)	(134,601)	331	(15,830)	451	3,912	4,920	(37,973)
Accretion of preferred stock discount and dividend	(2,234)	(2,287)	(2,291)	(2,372)	3,852	(3,352)	(3,400)	(3,458)

Net income (loss) applicable to common stockholders	$(12,967)	$(136,888)	$(1,960)	$(18,202)	$4,303	$560	$1,520	$(41,431)

Basic income (loss) per share applicable to common shareholders	$(0.34)	$(3.59)	$(0.05)	$(0.47)	$.11	$0.01	$0.04	$(1.00)

Basic weighted average shares outstanding	37,994	38,128	38,795	39,026	39,772	40,175	41,049	41,328

Diluted income (loss) per share applicable to common shareholders	$(0.34)	$(3.59)	$(0.05)	$(0.47)	$.10	$0.01	$0.03	$(1.00)

Diluted weighted average shares outstanding	37,994	38,128	38,795	39,026	59,437	50,315	51,907	41,328

(2)
As originally reported

Liquidity and Capital Resources

        In fiscal 2004, operating activities provided $40.9 million of cash primarily due to income from operations, excluding non-cash charges, our commitment to both the aggressive collection of receivables and the increased sale of receivables, partially offset by the continuing cash payments related to the ongoing proceedings in connection with the anti-trust claims filed by the FTC with respect to our acquisition of Hyprotech, and our previous restructuring charges. In fiscal 2002 and 2003, operating activities used $8.8 million and provided $22.2 million of cash, respectively.

        In fiscal 2004, investing activities used $7.6 million of cash primarily as a result of the capitalization of computer software development costs and the ordinary purchases of property and equipment, partially offset by the proceeds from the sale of land in December 2003. In fiscal 2002 and 2003, investing activities used $101.5 million and provided $6.8 million of cash, respectively.

        In fiscal 2004, financing activities provided $22.2 million of cash primarily due to the proceeds from the Series D financing, partially offset by pay-off of amounts owed to Accenture and repurchase and retirement of $29.5 million of the convertible debentures. In fiscal 2002 and 2003, financing activities provided $107.2 million and used $11.6 million of cash, respectively.

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

        In January 2003, we executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (1) $15.0 million or (2) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (1) $10.0 million or (2) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (4.00% at June 30, 2004). We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of June 30, 2004, there were $11.9 million in letters of credit outstanding under the line of credit, and there was $7.4 million available for future borrowing. On September 10, 2004, we executed an amendment to the Loan Arrangement that adjusted the terms of certain financial covenants, and cured a default of the tangible net worth covenant as of June 30, 2004. The Loan Arrangement expires in January 2005, and we are currently in negotiations with the bank to amend and extend the agreement.

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

        We believe our current cash balances, together with availability of sales of our installment contracts and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least fiscal 2005. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. In December 2003 the FASB revised FIN 46. First, FIN 46 will require identification of our participation in variable interest entities, or VIE, which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure regarding interests in VIE that are deemed significant, even if consolidation is not required. Certain provisions of FIN 46, as revised, relating to the consolidation of special-purpose entities are effective for periods ending after December 15, 2003. The adoption of these provisions did not have an impact on our financial position, results of operations or cash flows. The remaining provisions of FIN 46, as revised, relating to the consolidation or disclosure of all other VIE are effective for periods ending after March 15, 2004. The adoption of these provisions did not have an impact on our financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements filed in Item 15(a)(i) as part of this Form 10-K/A.

Item 9A.    Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of June 30, 2004.

        As part of this evaluation as of September 13, 2004, when we originally filed our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, our management considered a report, provided under interim standards established by the Public Company Accounting Oversight Board ("PCAOB") regarding certain elements of our system of internal controls, made in September 2004 to our board's audit committee by our independent registered public accounting firm, Deloitte & Touche LLP, of a "material weakness" with respect to our controls and procedures involving accounting for taxes. Deloitte & Touche LLP noted errors in (a) our computations of the provision for sales taxes, (b) our computations of the domestic and foreign provision for income taxes, and (c) our computation and classification of deferred income taxes. Deloitte & Touche LLP also noted a "reportable condition" with respect to our property record-keeping processes that did not constitute a material weakness. This material weakness and reportable condition were previously disclosed in our Annual Report on Form 10-K as originally filed with the SEC on September 13, 2004. Reportable conditions under the

PCAOB interim standards involve matters relating to significant deficiencies in the design or operation of the Company's internal control over financial reporting that could adversely affect the Company's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. A material weakness under the PCAOB interim standards is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

        In February 2005, as part of its previously described accounting investigation, the audit committee made a report to our board relating to certain accounting and internal controls issues. In March 2005, in connection with its audit of the restated financial statements for the years ended June 30, 2002, 2003 and 2004 included in this Form 10-K/A, Deloitte & Touche LLP made a report (again under the interim standards of the PCAOB) regarding certain elements of our system of internal controls to the audit committee of (1) a "material weakness" with respect to our software license revenue recognition controls and (2) a "reportable condition" with respect to our processes for recording restructuring accruals that did not constitute a material weakness. Our management considered both of these reports in re-evaluating our disclosure controls and procedures as of June 30, 2004 in connection with the filing of this Form 10-K/A. Our management concluded that the following factors contributed significantly to the material weakness with respect to our software license revenue recognition controls:

  (a)
  need for improved and redundant procedures and cross-checks to reasonably assure the identification of arrangements including both software license and services components;

  (b)
  need for improved and redundant procedures and cross-checks to reasonably assure the detection and prevention of unauthorized arrangements with customers entered into contemporaneously with software license agreements;

  (c)
  inadequate systems to track sales by resellers of software licenses to end-users;

  (d)
  lack of a sufficient number of qualified finance personnel to review and provide guidance on revenue recognition for complex software license transactions; and

  (e)
  need for routinization of our processes to assess the creditworthiness of new or existing customers.

        In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses in our internal controls over financial reporting described above, our disclosure controls and procedures were not effective as of June 30, 2004.

        Based on the recommendations made by the audit committee to our board and by Deloitte & Touche LLP in its reports to the audit committee, we have undertaken a number of initiatives to address the material weaknesses and reportable conditions described above. To date, we have completed the following actions:

  •
  We have hired a director of internal audit.

  •
  We have hired a director of tax.

  •
  We have purchased a fixed asset accounting and tracking system.

        In addition, we have undertaken the following additional steps, all of which we anticipate will be completed by June 30, 2005:

  •
  We are establishing a cross-functional group to manage and monitor software license arrangements that also involve consulting services in order to assess the revenue recognition implications.

  •
  We are formulating checklists to define revenue recognition criteria and to document related transactional information.

  •
  We are implementing processes and documentation procedures to effectively track sales by our resellers to end users.

  •
  We are in the process of hiring additional revenue recognition accounting personnel.

  •
  We are establishing processes to assess the creditworthiness of customers on a periodic basis and to ensure that such assessments are documented and reviewed before entering into agreements with customers containing extended payment terms.

  •
  We are requiring quarterly certifications from all of our sales personnel to assist in detecting issues that may impact revenue recognition and the accuracy of our financial statements.

  •
  We are providing clearer designation and allocation of responsibilities and supervision within our finance department.

  •
  We are initiating additional training of our sales organization regarding revenue recognition rules and best practices.

  •
  We are initiating additional training of all our employees on the standards and expectations set forth in our Code of Conduct and Business Ethics.

  •
  We are implementing our new fixed asset accounting and tracking system and are in the process of completing a full physical inventory of all property and equipment.

        We have designed these various initiatives to address all of the material weaknesses and reportable conditions described above. The actual efficacy of the initiatives is subject to continuing review by our management, supported by confirmation and testing by our management and internal and external auditors. In addition, we are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting, in accordance with the SEC's rules, to adopt the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act. We expect that additional changes will be made to our internal controls and procedures as a result of these various procedures.

        Other than the foregoing initiatives, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act are attached as exhibits to this Form 10-K/A. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. This Item 9A should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

Item 9B.    Other

        None

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
10.17(15)
Export-Import Bank Borrower Agreement, dated as of January 30, 2003, by and between Aspen Technology, Inc. and AspenTech Inc. in favor of the Export- Import Bank of the United States and Silicon Valley Bank.

10.18(15)	Promissory Note (Ex-Im), dated January 30, 2003, by and between Aspen Technology, Inc. and AspenTech, Inc. in favor of Silicon Valley Bank.
10.19(15)	Form of Negative Pledge Agreement, dated as of January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.
10.20(15)	Security Agreement, dated as of January 30, 2003, by and between Silicon Valley Bank and AspenTech Securities Corporation.
10.21(15)	Unconditional Guaranty, dated as of January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank.
10.22(16)	First Loan Modification Agreement, effective as of June 27, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.
10.23(16)	Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank.
10.24(32)	Non-Recourse Receivables Purchase Agreement, dated December 31, 2003, between Silicon Valley Bank and Aspen Technology, Inc.
10.26(17)	Securities Purchase Agreement dated June 1, 2003 by and among Aspen Technology, Inc. and the Purchasers listed therein.
10.27(17)	Repurchase and Exchange Agreement dated as of June 1, 2003 by and among Aspen Technology, Inc. and the Holders named therein.
10.28(18)	Registration Rights Agreement dated June 15, 2001 between Aspen Technology, Inc. and Michael B. Feldman.
10.29(18)	Registration Rights Agreement dated June 15, 2001 between Aspen Technology, Inc. and the former stockholders of Computer Processes Unlimited, L.L.C.
10.30(19)	Registration Rights Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP.
10.31(1)	Investor Rights Agreement dated as of August 14, 2003 by and among Aspen Technology, Inc. and the Stockholders Named therein.
10.32(1)	Management Rights Letter dated as of August 14, 2003 by and among Aspen Technology, Inc. and the entities named therein.
10.33(21)	Amended and Restated Registration Rights Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
10.34(11)*	1988 Non-Qualified Stock Option Plan, as amended.
10.35(22)*	1995 Stock Option Plan.
10.36(31)*	Amended and Restated 1995 Directors Stock Option Plan.
10.37(22)*	1995 Employees' Stock Purchase Plan.
10.38(23)*	1998 Employees' Stock Purchase Plan.
10.39(24)*	Amendment No. 1 to 1998 Employees' Stock Purchase Plan.
10.40(25)*	1996 Special Stock Option Plan.
10.41(24)*	2001 Stock Option Plan.

10.42(11)*	Form of Employee Confidentiality and Non-Competition Agreement.
10.43(11)*	Noncompetition, Confidentiality and Proprietary Rights Agreement between Aspen Technology, Inc. and Lawrence B. Evans.
10.44(16)*	Employment and Transition Agreement, dated as of June 30, 2003, by and between Aspen Technology, Inc. and Lawrence B. Evans.
10.45(24)*	Change in Control Agreement between Aspen Technology, Inc. and David McQuillin dated August 12, 1997.
10.46(26)*	Severance Agreement between Aspen Technology, Inc. and David L. McQuillin dated September 30, 2002.
10.47(15)*	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and David L. McQuillin.
10.48(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and David L. McQuillin.
10.49(26)*	Employment Agreement between Aspen Technology, Inc. and Wayne Sim dated May 9, 2002.
10.50(26)*	Change in Control Agreement between Aspen Technology, Inc. and Wayne Sim dated May 9, 2002.
10.51(16)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Wayne Sim.
10.52(27)*	Change in Control Agreement between Aspen Technology, Inc. and Stephen J. Doyle dated August 12, 1997.
10.53(15)*	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.54(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.55(30)*	Employment Agreement, dated April 1, 2002, by and between Aspen Technology, Inc. and C. Steven Pringle
10.56(3)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and C. Steven Pringle.
10.57(30)*	Offer Letter, dated June 16, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.58(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.59(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and David L. McQuillin.
10.60(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Wayne Sim.
10.61(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.62(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and C. Steve Pringle.

10.63(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.64(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.65(12)	Financing Partner Agreement between Aspen Technology, Inc. and IBM Credit Corporation dated June 15, 2000.
10.66(29)	Securities Purchase Agreement dated as of May 9, 2002 between Aspen Technology, Inc. and the Purchasers listed therein, and related Amendment dated June 5, 2002.
10.67(28)	Share Purchase Agreement dated as of May 10, 2002 between Aspen Technology, Inc. and AEA Technology plc.
10.68(19)	Stockholder Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP.
10.69(21)	Amended and Restated Securities Purchase Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
10.70(33)	First Loan Modification Agreement (Exim), dated as of September 10, 2004, by and among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank.
10.71(33)	Second Loan Modification Agreement, dated as of September 10, 2004, by and among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank.
21.1(33)	Subsidiaries of Aspen Technology, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in signature page to Amendment No. 1 on Form 10-K/A).
31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(33)
Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2004, and incorporated herein by reference.

†
Confidential treatment requested as to certain portions

*
Management contract of compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: March 15, 2005	By:	/s/ MARK FUSCO Mark Fusco President and Chief Executive Officer
Date: March 15, 2005	By:	/s/ CHARLES F. KANE Charles F. Kane Senior Vice President and Chief Financial Officer

        We, the undersigned officers and directors of Aspen Technology, Inc., hereby severally constitute and appoint Mark Fusco, Charles F. Kane and Stephen J. Doyle, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Amendment No. 1 on Form 10-K/A (the "Form 10-K/A") to Annual Report on Form 10-K (the "Annual Report") filed herewith and any and all further amendments to the Annual Report and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Aspen Technology, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Amendment No. 1 on Form 10-K/A and any and all amendments to the Annual Report.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 15, 2005.

Signature	Title

/s/ MARK FUSCO Mark Fusco	President and Chief Executive Officer (Principal Executive Officer)
/s/ CHARLES F. KANE Charles F. Kane	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ STEPHEN M. JENNINGS Stephen M. Jennings	Chairman of the Board of Directors
/s/ DONALD P. CASEY Donald P. Casey	Director
/s/ MARK FUSCO Mark Fusco	Director
/s/ GARY E. HAROIAN Gary E. Haroian	Director
/s/ DOUGLAS A. KINGSLEY Douglas A. Kingsley	Director
/s/ JOAN C. MCARDLE Joan C. McArdle	Director
/s/ MICHAEL PEHL Michael Pehl	Director

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

        As discussed in Note 18, the accompanying consolidated financial statements and the financial statement schedule listed in the Index at Item 15(a)(2) have been restated.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 13, 2004 (March 15, 2005 as to the effects of Notes 18 and as to 19)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003 (As restated, see Note 18)	2004 (As restated, see Note 18)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$51,567	$107,677
Accounts receivable, net of allowance for doubtful accounts of $2,503 in 2003 and $3,697 in 2004	76,080	50,874
Unbilled services	15,279	15,518
Current portion of long-term installments receivable, net of unamortized discount of $2,033 in 2003 and $962 in 2004	34,813	25,244
Deferred tax asset	2,929	31
Prepaid expenses and other current assets	11,581	10,084

Total current assets	192,249	209,428
Long-term installments receivable, net of unamortized discount of $13,684 in 2003 and $14,161 in 2004	70,715	65,527
Property and leasehold improvements, at cost:
Building and improvements	1,663	1,828
Computer equipment	52,847	15,074
Purchased software	45,939	30,756
Furniture and fixtures	17,061	7,713
Leasehold improvements	10,506	7,924

	128,016	63,295
Less—Accumulated depreciation and amortization	96,858	44,631

	31,158	18,664
Computer software development costs, net of accumulated amortization of $25,085 in 2003 and $29,806 in 2004	17,728	16,863
Purchased intellectual property, net of accumulated amortization of $400 in 2003 and $966 in 2004	1,861	1,295
Other intangible assets, net of accumulated amortization of $20,354 in 2003 and $28,161 in 2004	26,946	19,571
Goodwill	14,333	14,736
Deferred tax asset	13,831	2,492
Other assets	5,445	3,158

	$374,266	$351,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$3,849	$58,595
Amount owed to Accenture	8,162	—
Accounts payable	8,622	7,689
Accrued expenses	68,743	75,426
Unearned revenue	27,926	18,051
Deferred revenue	38,159	33,462
Deferred tax liability	—	325

Total current liabilities	155,461	193,548
Long-term obligations, less current portion	89,911	1,952
Deferred revenue, less current portion	9,815	5,363
Deferred tax liability	14,578	4,220
Other liabilities	16,009	11,527
Commitments and contingencies (Notes 10, 11, 12 and 13)	—	—
Series B redeemable convertible preferred stock, $0.10 par value— Authorized, issued and outstanding—60,000 shares in 2003	57,537	—
Series D redeemable convertible preferred stock, $0.10 par value—
Authorized—367,000 shares in 2004
Issued and outstanding—363,364 shares in 2004 (Liquidation preference of $129,690 as of June 30, 2004)	—	106,761
Stockholders' equity:
Common stock, $0.10 par value—Authorized—120,000,000 shares Issued—39,279,268 shares in 2003 and 41,716,887 shares in 2004 Outstanding—39,045,804 shares in 2003 and 41,483,423 shares in 2004	3,929	4,173
Additional paid-in capital	315,726	338,804
Accumulated deficit	(286,742)	(314,906)
Treasury stock, at cost — 233,464 shares of common stock in 2003 and 2004	(513)	(513)
Accumulated other comprehensive income (loss)	(1,445)	805

Total stockholders' equity	30,955	28,363

	$374,266	$351,734

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2002 (As restated, see Note 18)	2003 (As restated, see Note 18)	2004 (As restated, see Note 18)
	(In thousands, except per share data)
Revenues:
Software licenses	$136,377	$162,354	$158,661
Service and other	186,005	184,102	174,335

Total revenues	322,382	346,456	332,996
Cost of revenues:
Cost of software licenses	11,830	13,916	15,577
Cost of service and other	118,772	106,868	99,183
Amortization of technology related intangible assets	5,042	8,219	7,270
Impairment of technology related intangible and computer software development assets	1,169	8,704	3,250

Total cost of revenues	136,813	137,707	125,280

Gross profit	185,569	208,749	207,716

Operating costs:
Selling and marketing	114,755	105,879	100,028
Research and development	74,176	65,143	58,955
General and administrative	29,673	29,644	32,727
Long-lived asset impairment charges	—	105,543	967
Restructuring charges and FTC legal costs	14,914	41,080	20,085
Charges for in-process research and development	14,900	—	—
Loss (gain) on sales and disposals of assets	(346)	(52)	(879)

Total operating costs	248,072	347,237	211,883

Income (loss) from operations	(62,503)	(138,488)	(4,167)

Interest income	6,209	8,191	7,296
Interest expense	(5,591)	(7,132)	(4,940)
Write-off of investments	(8,923)	—	—
Foreign currency exchange gain (loss)	(1,424)	(195)	252

Income (loss) before provision for income taxes and equity in earnings from joint ventures	(72,232)	(137,624)	(1,559)
Provision for income taxes	(3,599)	(1,076)	(19,896)
Equity in earnings from joint ventures	(166)	(514)	(351)

Net income (loss)	(75,997)	(139,214)	(21,806)
Accretion of preferred stock discount and dividend	(6,301)	(9,184)	(6,358)

Net income (loss) attributable to common shareholders	$(82,298)	$(148,398)	$(28,164)

Basic and diluted net income (loss) per share attributable to common shareholders	$(2.55)	$(3.86)	$(0.69)

Basic and diluted weighted average shares outstanding	32,308	38,476	40,575

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Series B Convertible Preferred Stock
			Common Stock							Treasury Stock
								Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Carrying Value	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation			Number of Shares	Cost	Stockholders' Equity	Total Comprehensive Income (Loss)
	(In thousands, except share data)
Balance, June 30, 2001 (As previously reported)	—	$—	31,576,924	$3,157	$228,976	$(24,127)	$(1,400)	$(283)	$(4,751)	230,430	$(502)	$201,070
Adjustment to accumulated deficit in connection with restatement (see Note 18)	—	—	—	—	—	(31,919)	—	—	—	—	—	(31,919)

Balance, June 30, 2001 (As Restated, See Note 18)	—	—	31,576,924	3,157	228,976	(56,046)	(1,400)	(283)	(4,751)	230,430	(502)	169,151
Issuance of common stock under employee stock purchase plans	—	—	313,337	31	5,275	—	—	—	—	—	—	5,306
Exercise of stock options and warrants	—	—	185,625	19	1,600	—	—	—	—	—	—	1,619
Issuance of Series B convertible preferred stock and common stock warrants, net of issuance costs	60,000	48,544	—	—	8,044	—	—	—	—	—	—	56,588
Beneficial conversion feature embedded in Series B convertible preferred stock	—	(3,232)	—	—	3,232	—	—	—	—	—	—	—
Issuance of common stock and common stock warrants, net of issuance costs	—	—	4,166,665	417	47,539	—	—	—	—	—	—	47,956
Issuance of common stock in settlement of obligation subject to common stock settlement	—	—	1,641,672	164	18,336	—	—	—	—	—	—	18,500
Return of escrowed shares issued to Optimum Logistics Ltd	—	—	(58,540)	(6)	(2,084)	—	—	—	—	—	—	(2,090)
Reversal of unvested and forfeited restricted common stock	—	—	(94,500)	(9)	(1,739)	—	1,209	283	—	—	—	(256)
Accretion of discount on Series B convertible preferred stock	—	5,441	—	—	—	(5,441)	—	—	—	—	—	—
Accrual of Series B convertible preferred stock dividend	—	—	—	—	860	(860)	—	—	—	—	—	—
Translation adjustment, not tax effected	—	—	—	—	—	—	—	—	2,268	—	—	2,268	2,268
Unrealized market gain on investments, net of tax effect	—	—	—	—	—	—	—	—	(199)	—	—	(199)	(199)
Amortization of deferred compensation	—	—	—	—	—	—	191	—	—	—	—	191
Net loss (As Restated, see Note 18)	—	—	—	—	—	(75,997)	—	—	—	—	—	(75,997)	(75,997)

Comprehensive loss for the year ended June 30, 2002 (As Restated, see Note 18)													$(73,928)

Balance, June 30, 2002 (As Restated, See Note 18)	60,000	$50,753	37,731,183	$3,773	$310,039	$(138,344)	$—	$—	$(2,682)	230,430	$(502)	$223,037

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Series B Convertible Preferred Stock
			Common Stock							Treasury Stock
								Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Los)s
	Number of Shares	Carrying Value	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation			Number of Shares	Cost	Stockholders' Equity	Total Comprehensive Income (Loss)
	(In thousands, except share data)
Balance, June 30, 2002 (As Restated, see Note 18)	60,000	$50,753	37,731,183	$3,773	$310,039	$(138,344)	$—	$—	$(2,682)	230,430	$(502)	$223,037
Issuance of common stock under employee stock purchase plans	—	—	759,771	76	3,217	—	—	—	—	—	—	3,293
Exercise of stock options	—	—	56,934	6	144	—	—	—	—	—	—	150
Issuance of common stock in settlement of Series B convertible preferred stock dividend	—	—	731,380	74	(74)	—	—	—	—	—	—	—
Accrual of Series B convertible preferred stock dividend	—	—	—	—	2,400	(2,400)	—	—	—	—	—	—
Accretion of discount on Series B convertible preferred stock	—	6,784	—	—	—	(6,784)	—	—	—	—	—	—
Modification of Series B convertible preferred stock	(60,000)	(57,537)	—	—	—	—	—	—	—	—	—	(57,537)
Reacquisition of common shares issued to CPU	—	—	—	—	—	—	—	—	—	3,034	(11)	(11)
Translation adjustment, not tax effected	—	—	—	—	—	—	—	—	1,364	—	—	1,364	$1,364
Unrealized market gain on investments, net of tax effect	—	—	—	—	—	—	—	—	(127)	—	—	(127)	(127)
Net loss (As Restated, see Note 18)	—	—	—	—	—	(139,214)	—	—	—	—	—	(139,214)	(139,214)

Comprehensive loss for the year ended June 30, 2003 (As Restated, see Note 18)													$(137,977)

Balance, June 30, 2003 (As Restated, See Note 18)	—	$—	39,279,268	$3,929	$315,726	$(286,742)	$—	$—	$(1,445)	233,464	$(513)	$30,955

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Series B Convertible Preferred Stock
			Common Stock							Treasury Stock
								Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Carrying Value	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation			Number of Shares	Cost	Stockholders' Equity	Total Comprehensive Income (Loss)
	(In thousands, except share data)
Balance, June 30, 2003 (As Restated, See Note 18)	—	$—	39,279,268	$3,929	$315,726	$(286,742)	$—	$—	$(1,445)	233,464	$(513)	$30,955
Issuance of common stock under employee stock purchase plans	—	—	976,960	98	2,924	—	—	—	—	—	—	3,022
Exercise of stock options	—	—	1,321,997	132	3,989	—	—	—	—	—	—	4,121
Exercise of warrant to purchase common stock	—	—	17,922	2	(2)	—	—	—	—	—	—	—
Issuance of common stock in settlement of Series B redeemable convertible preferred stock dividend	—	—	120,740	12	(12)	—	—	—	—	—	—	—
Accrual of Series B redeemable convertible preferred stock dividend	—	—	—	—	296	(296)	—	—	—	—	—	—
Accretion of discount on Series B redeemable convertible preferred stock	—	—	—	—	—	(643)	—	—	—	—	—	(643)
Payment of dividend on Series B redeemable convertible preferred stock	—	—	—	—	(296)	—	—	—	—	—	—	(296)
Gain on retirement of Series B redeemable preferred stock	—	—	—	—	—	6,452	—	—	—	—	—	6,452
Record value of warrants issued in conjunction with the issuance of Series D redeemable convertible preferred stock	—	—	—	—	16,179	—	—	—	—	—	—	16,179
Accrual of Series D redeemable convertible preferred stock dividend	—	—	—	—	—	(8,690)	—	—	—	—	—	(8,690)
Accretion of discount on Series D redeemable convertible preferred stock	—	—	—	—	—	(3,181)	—	—	—	—	—	(3,181)
Translation adjustment, not tax effected	—	—	—	—	—	—	—	—	2,250	—	—	2,250	$2,250
Net loss (As Restated, see Note 18)	—	—	—	—	—	(21,806)	—	—	—	—	—	(21,806)	(21,806)

Comprehensive loss for the year ended June 30, 2004 (As Restated, see Note 18)													$(19,556)

Balance, June 30, 2004 (As Restated, See Note 18)	—	$—	41,716,887	$4,173	$338,804	$(314,906)	$—	$—	$805	233,464	$(513)	$28,363

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2002 (As Restated, see Note 18)	2003 (As Restated, see Note 18)	2004 (As Restated, see Note 18)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(75,997)	$(139,214)	$(21,806)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	25,039	31,480	26,959
Asset impairment charges and write-offs under restructuring charges	1,169	112,897	6,018
Charges for in-process research and development	14,900	—	—
Write-off of investments	8,923	—	—
Deferred stock-based compensation	(65)	—	—
(Gain) loss on the disposal of property	—	288	(170)
Gain on repurchase of convertible debt	—	—	(299)
Deferred income taxes	1,222	30	4,204
Research and development costs subject to common stock settlement	924	1,082	—
Changes in assets and liabilities —
Accounts receivable	1,357	19,159	26,881
Unbilled services	333	16,714	604
Prepaid expenses and other current assets	(1,720)	7,658	3,457
Long-term installments receivable	4,417	(5,753)	15,233
Accounts payable and accrued expenses	9,014	(10,240)	4,179
Unearned revenue	2,072	(12,984)	(10,424)
Deferred revenue	(624)	(2,689)	(9,418)
Other liabilities	190	3,815	(4,482)

Net cash provided by (used in) operating activities	(8,846)	22,243	40,936

Cash flows from investing activities:
Purchase of property and leasehold improvements	(12,863)	(5,235)	(2,711)
Proceeds from sale of property	1,725	—	1,096
Capitalized computer software development costs	(7,986)	(7,661)	(8,247)
(Increase) decrease in other assets	(1,752)	1,135	2,432
Decrease in short-term investments	12,257	18,535	—
Cash used in the purchase of businesses, net of cash acquired	(92,887)	—	(200)

Net cash provided by (used in) investing activities	(101,506)	6,774	(7,630)

Cash flows from financing activities:
Issuance of common stock and common stock warrants, net of issuance costs	47,956	—	—
Issuance of Series B convertible preferred stock and common stock warrants, net of issuance costs	56,588	—	—
Issuance of Series D redeemable convertible preferred stock and common stock warrants, net of issuance costs	—	—	89,341
Retirement of Series B redeemable convertible preferred stock	—	—	(30,000)
Payment of Series B redeemable convertible preferred stock dividend	—	—	(296)
Payment of amounts owed to Accenture	—	(8,433)	(10,068)
Issuance of common stock under employee stock purchase plans	5,306	3,293	3,022
Exercise of stock options and warrants	1,619	150	4,121
Payments of long-term debt and capital lease obligations	(4,305)	(6,603)	(4,733)
Repurchase of convertible debt	—	—	(29,196)

Net cash provided by (used in) financing activities	107,164	(11,593)	22,191

Effect of exchange rate changes on cash and cash equivalents	126	572	613

Increase (decrease) in cash and cash equivalents	(3,062)	17,996	56,110
Cash and cash equivalents, beginning of year	36,633	33,571	51,567

Cash and cash equivalents, end of year	$33,571	$51,567	$107,677

Supplemental disclosure of cash flow information:
Income taxes paid	$1,955	$1,695	$6,569

Interest paid	$4,841	$5,902	$5,967

Supplemental disclosure of non-cash financing activities:
Accretion of discount on Series B redeemable convertible preferred stock	$2,209	$6,784	$643

Accretion of discount on Series D redeemable convertible preferred stock	$—	$—	$3,181

Preferred stock dividend due to beneficial conversion feature of Series B convertible preferred stock	$3,232	$—	$—

Issuance of common stock in settlement of obligation subject to common stock settlement	$18,500	$—	$—

Modification of Series B convertible preferred stock to Series B redeemable convertible preferred stock	$—	$57,537	$—

Issuance of common stock in settlement of Series B convertible preferred stock dividend	$—	$2,662	$598

Supplemental disclosure of cash flows related to acquisitions:
The Company acquired certain companies as described in Note 4. These acquisitions are summarized as follows:
Fair value of assets acquired, excluding cash	$139,591	$3,027	$525
Payments in connection with the acquisitions, net of cash acquired	(92,887)	—	(200)
Charge for in-process research and development	14,900	—	—

Liabilities assumed	$61,604	$3,027	$325

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

        Aspen Technology, Inc. (the Company) and its subsidiaries is a leading supplier of integrated software and services to the process industries, which consist of petroleum, chemicals, pharmaceutical and other industries that provide products from a chemical process. The Company develops two types of software to design, operate, manage and optimize its customers' key business processes—engineering software and manufacturing/supply chain software.

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

        The Company has a practice of licensing its products through resellers in certain regions. For software licensed through these distribution channels, revenue is recognized at the time of delivery to the end customer, when persuasive evidence of an arrangements exists, the fee is fixed or determinable and collection is reasonably assured.

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

	Years Ended June 30,
	2002	2003	2004
Net income (loss) attributable to common shareholders	$(82,298)	$(148,398)	$(28,164)
Basic weighted average common shares outstanding	32,308	38,476	40,575
Weighted average potential common shares	—	—	—

Diluted weighted average shares outstanding	32,308	38,476	40,575
Basic net income (loss) per share attributable to common shareholders	$(2.55)	$(3.86)	$(0.69)

Diluted net income (loss) per share attributable to common shareholders	$(2.55)	$(3.86)	$(0.69)

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

        The changes in the carrying amount of the goodwill by reporting unit for the years ended June 30, 2003 and 2004 were as follows (in thousands):

	Reporting Unit
Asset Class	License	Consulting Services	Maintenance and Training	Total
Carrying amount as of June 30, 2002	$67,913	$4,746	$11,049	$83,708
Purchase price adjustment—Hyprotech acquisition	1,407	88	264	1,759
Impairment charge	(69,323)	(4,842)	—	(74,165)
Goodwill acquired during fiscal 2003	2,358	147	442	2,947
Effect of exchange rates used for translation	3	8	73	84

Carrying amount as of June 30, 2003	2,358	147	11,828	14,333
Goodwill acquired during fiscal 2004	—	366	—	366
Effect of exchange rates used for translation	6	—	31	37

Carrying amount as of June 30, 2004	$2,364	$513	$11,859	$14,736

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

An independent third party valued the Company's three reporting units: license, consulting services, and maintenance and training. The valuation was based on an income approach, using a five-year present value calculation of income, and a market approach, using comparable company valuations. Based on this analysis, it was determined that the full values of the goodwill associated with the license reporting unit and consulting services reporting unit were impaired. This resulted in a $74.2 million aggregate impairment charge included on the accompanying consolidated statement of operations as long-lived asset impairment charges. It was also determined that the fair value of the maintenance and training reporting unit exceeded its carrying value, resulting in no impairment of its goodwill. At December 31, 2003, the Company conducted its annual impairment test and determined that goodwill was not impaired. The Company's next annual impairment test will occur on December 31, 2004.

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

        Fiscal 2004    During the fourth quarter of fiscal 2004, the Company completed a comprehensive review of its product offerings, in an effort to reduce duplicative efforts and cut costs. As a result, management decided to discontinue development of certain products, which resulted in an impairment of technology related intangible and computer software development assets of $3.3 million, related to the impairment of certain computer software development costs. These products were considered part of the next-generation manufacturing/supply chain products. Management's decision was based on concerns about the future revenue projections for these products, and the assessment of costs remaining to bring these products to market.

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

        Fiscal 2003    Concurrent with the restructuring plan and goodwill impairment test that was initiated in October 2002, as discussed previously, the Company cancelled certain internal capital projects and discontinued development and support for certain non-critical products, resulting in the evaluation of the realizibility of long-lived assets and the recording of an impairment charge related to various long-lived assets. The Company recorded an impairment of technology related intangible and computer software development assets of $8.7 million, and long-lived asset impairment charges of $31.4 million. The impairment of technology related intangible and computer software development assets consisted of computer software development costs and intangible assets that were considered to be impaired because they will either no longer be used or their carrying values were in excess of their fair values. The assets that will no longer be used were identified by management's decisions to discontinue future development efforts associated with certain products. The carrying values of the remaining assets were compared to the fair values of those assets resulting in an impairment. The fair values were determined by forecasting the future net cash flows associated with the products.

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

        Fiscal 2002    In June 2002, with the intent of lowering operating costs, the Company made a decision to standardize with a single provider for certain software products that are sold along with the Company's products. This decision resulted in the impairment of $1.2 million of prepaid royalty fees, which was recorded in the accompanying consolidated statement of operations as impairment of technology related intangible and computer software development assets.

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

        For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases under the employee stock purchase plan is recorded during the six-month purchase period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation (in thousands, except per share data):

	2002	2003	2004
Net income (loss) attributable to common shareholders (in thousands)
—As reported	$(82,298)	$(148,398)	$(28,164)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,734)	(14,566)	(15,246)

Pro forma	$(104,032)	$(162,954)	$(43,410)
Net income (loss) attributable to common shareholders per share
—Basic and diluted—
As reported	$(2.55)	$(3.86)	$(0.69)

Pro forma	(3.22)	(4.24)	(1.07)

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

(3) Restructuring Charges and FTC Legal Costs

        Restructuring charges and FTC legal costs consist of the following (in thousands):

	Years ended June 30,
	2002	2003	2004
Restructuring charges	$14,914	$28,122	$15,193
FTC legal costs	—	12,958	4,892

	$14,914	$41,080	$20,085

  (a) Fiscal 2004 Restructuring Plan

        During fiscal 2004, the Company recorded $15.2 million in net restructuring charges. Of this amount, $23.5 million is associated with a June 2004 restructuring plan, which is offset by $8.3 million in adjustments to prior restructuring accruals and deferred rent balances.

        In June 2004, the Company initiated a plan to reduce its operating expenses in order to better align its operating cost structure with the current economic environment and to improve its operating margins. This plan coincided with a reduction in management's revenue projections for fiscal 2005. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating lease contracts. These actions resulted in an aggregate restructuring charge of $20.1 million. The $8.3 million in adjustments to the prior restructuring accruals and deferred rent balances is primarily related to the buy-out of the Company's remaining lease obligation for its Houston facility, of which portions had previously been vacated by the Company and included in previous restructuring plans. The components of the restructuring plan are as follows (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Asset Impairments	Total
Restructuring charge	$20,484	$1,191	$1,776	$23,451
Fiscal 2004 payments	(8,435)	(280)	—	(8,715)
Write-off of impaired assets	—	—	(1,776)	(1,776)

Accrued expenses, June 30, 2004	$12,049	$911	$—	$12,960

Expected final payment date	February 2007	December 2004

        Closure/consolidation of facilities:    Approximately $20.5 million of the restructuring charge relates to the termination of facility leases and other lease related costs. The facility leases had remaining terms ranging from several months to eight years. The amount accrued is an estimate of the remaining obligation under the lease or actual costs to buy-out leases, reduced by expected income from the sublease of the underlying properties.

        Employee severance, benefits and related costs:    Approximately $1.2 million of the restructuring charge relates to the reduction in headcount. Approximately 35 employees, or 2% of the workforce, were eliminated under the restructuring plan implemented by management. A majority of the employees were located in North America, although Europe was affected, as well. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

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

  (b) Fiscal 2003 Restructuring Plan

        During fiscal 2003, the Company recorded $41.1 million in net restructuring charges and FTC legal costs. Of this amount, $28.1 million is associated with an October 2002 restructuring plan, and $13.0 million is FTC legal costs, related to the FTC challenge of the Company's acquisition of Hyprotech.

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

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Restructuring charge	$17,347	$10,028	$714	$28,089
Additional impairment of assets	—	—	866	866
Fiscal 2003 payments	(3,548)	(7,297)	—	(10,845)

Accrued expenses, June 30, 2003	13,799	2,731	1,580	18,110
Fiscal 2004 payments	(2,567)	(2,170)	(770)	(5,507)
Change in estimate—Revised assumptions	(4,507)	(269)	(134)	(4,910)

Accrued expenses, June 30, 2004	$6,725	$292	$676	$7,693

Expected final payment date	December 2010	April 2005	April 2005

        Closure/consolidation of facilities:    Approximately $17.4 million of the restructuring charge relates to the termination of facility leases and other lease related costs. Of this amount, approximately $8.7 million was recorded in the three months ended December 31, 2002 and approximately $8.7 million was recorded as a result of the June 2003 increase to the accrual. The facility leases had remaining terms ranging from several months to eight years. The amount accrued is an estimate of the remaining obligation under the lease or actual costs to buy-out leases, reduced by expected income from the sublease of the underlying properties. The June 2003 increase to the accrual is primarily due to revised estimates related to sublease assumptions, as actual sublease rates have been significantly less than originally estimated and the Company has experienced delays contracting with sub-lessors. The revisions to the accrual that occurred in fiscal 2004 relate to revisions made to sublease assumptions and to the buyout of a remaining lease obligation.

        Employee severance, benefits and related costs:    Approximately $10.0 million of the restructuring charge relates to the reduction in headcount. Of this amount, approximately $8.2 million was recorded in the three months ended December 31, 2002 and approximately $1.8 million was recorded as a result of the June 2003 increase to the accrual. Approximately 400 employees, or 20% of the workforce, were eliminated under the restructuring plan implemented by management. All geographic regions and business units were affected, including services, sales and marketing, research and development, and general and administrative. The revisions to the accrual that occurred in fiscal 2004 relate to revisions of estimates of severance terms and benefit levels.

        Impairment of assets and disposition costs:    Approximately $0.7 million of the restructuring charge relates to charges associated disposing of certain products and assets. This consisted of costs related to preparing certain development groups for divestment or closure, offset by a gain related to the cancellation of a note payable to a European government. The note payable was related to the research and development group that was divested as part of the restructuring plan. The revisions to the accrual that occurred in fiscal 2004 relate to changes in estimates of ongoing costs of disposal activities.

  (c) Fiscal 2002 Restructuring Plan

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

Fiscal 2002 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Restructuring charge	$4,901	$8,285	$13,186
Fiscal 2002 payments	—	(1,849)	(1,849)

Accrued expenses, June 30, 2002	4,901	6,436	11,337
Fiscal 2003 payments	(695)	(4,748)	(5,443)

Accrued expenses, June 30, 2003	4,206	1,688	5,894
Fiscal 2004 payments	(1,302)	(1,060)	(2,362)
Change in estimate—Revised assumptions	(1,221)	(320)	(1,541)

Accrued expenses, June 30, 2004	$1,683	$308	$1,991

Expected final payment date	December 2010	April 2005

        Closure/consolidation of facilities:    Approximately $4.9 million of the restructuring charge relates to the termination of facility leases and other lease-related costs. The facility leases had remaining terms ranging from several months to nine years. The amount accrued is an estimate of the actual costs to buy-out leases or to sublease the underlying properties. The revisions to the accrual that occurred in fiscal 2004 relate to revisions made to sublease assumptions, as actual sublease rates have been significantly less than originally estimated and the Company has experienced delays contracting with sub-lessors, and to the buyout of a remaining lease obligation.

        Employee severance, benefits and related costs:    Approximately $8.3 million of the restructuring charge relates to the reduction in headcount. Approximately 200 employees, or 10% of the workforce, were eliminated under the changes to the business plan implemented by management. Business units impacted included sales and marketing, services, research and development, and general and administrative, across all geographic areas. The revisions to the accrual that occurred in fiscal 2004 relate to revisions of estimates of severance terms and benefit levels.

        Write-off of assets:    Approximately $1.2 million of the restructuring charge relates to the write-off of prepaid royalties related to third-party software products that the Company will no longer support and sell.

  (d) Fiscal 2001 Restructuring Plan

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

Fiscal 2001 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Write-off of Assets	Total
Restructuring charge	$2,774	$3,148	$1,047	$6,969
Write-off of asset	—	—	(1,047)	(1,047)
Fiscal 2001 payments	(114)	(1,878)	—	(1,992)

Accrued expenses, June 30, 2001	2,660	1,270	—	3,930
Change in estimate—Revised assumptions	(800)	—	—	(800)
Fiscal 2002 payments	(723)	(1,217)	—	(1,940)

Accrued expenses, June 30, 2002	1,137	53	—	1,190
Fiscal 2003 payments	(397)	(53)	—	(450)

Accrued expenses, June 30, 2003	740	—	—	740
Fiscal 2004 payments	(412)	—	—	(412)
Change in estimate—Revised assumptions	(328)	—	—	(328)

Accrued expenses, June 30, 2004	$—	$—	$—	$—

        Closure/consolidation of facilities:    Approximately $2.8 million of the restructuring charge relates to the termination of facility leases and other lease-related costs. The facility leases had remaining terms ranging from one month to six years. The amount accrued reflects the Company's best estimate of the actual costs to buy out the leases in certain cases of the net cost to sublease the properties in other cases. Included in this amount is the write-off of certain assets, primarily leasehold improvements. The revisions to the accrual that occurred in fiscal 2002 relate to revisions made to sublease assumptions, as actual sub-lease rates have been significantly less than originally estimated and the Company has experienced delays contracting with sub-lessors. In June 2004 the Company executed a buy-out of the remaining facility lease obligation as part of the June 2004 restructuring plan.

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

  (e) Fiscal 1999 Restructuring Plan

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

Fiscal 1999 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Write-off of Assets	Other	Total
Restructuring and other charges	$10,224	$4,324	$3,060	$259	$17,867
Write-off of assets, and other	(5,440)	—	(3,060)	(101)	(8,601)
Fiscal 1999 payments	(24)	(2,386)	—	(57)	(2,467)

Accrued expenses, June 30, 1999	4,760	1,938	—	101	6,799
Fiscal 2000 payments	(1,408)	(1,462)	—	(97)	(2,967)

Accrued expenses, June 30, 2000	3,352	476	—	4	3,832
Fiscal 2001 payments	(1,484)	(126)	—	—	(1,610)

Accrued expenses, June 30, 2001	1,868	350	—	4	2,222
Change in estimate—Revised assumptions	(250)	—	—	—	(250)
Fiscal 2002 payments	(1,243)	(350)	—	(4)	(1,597)

Accrued expenses, June 30, 2002	375	—	—	—	375
Fiscal 2003 net sublease receipts (lease payments)	147	—	—	—	147

Accrued expenses, June 30, 2003	522	—	—	—	522
Fiscal 2004 payments net of sublease receipts (lease payments)	(4)	—	—	—	(4)
Change in estimate—sub-lease assumptions	(428)	—	—	—	(428)

Accrued expenses, June 30, 2004	$90	$—	$—	$—	$90

Expected final payment date	December 2004

        Closure/consolidation of facilities:    Approximately $10.2 million of the restructuring charge relates to the termination of facility leases and other lease-related costs. The facility leases had remaining terms ranging from one month to six years. The amount accrued reflects the Company's best estimate of actual costs to buy out the leases in certain cases or the net cost to sublease the properties in other cases. Included in this amount is the write-off of certain assets, primarily building and leasehold improvements and revisions to certain obligations that relate to the closing of facilities. The adjustments to the accrual during fiscal 2002 and 2004 are due to changes in some of the original sublease assumptions, as actual sub-lease terms have been longer than originally estimated.

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

  (b) Acquisitions and Dispositions During Fiscal Year 2003

        In January 2003, the Company acquired a portion of the salesforce of Soteica S.R.L. and purchased the exclusive marketing rights held by Soteica. Soteica was a sales agent of Hyprotech that held exclusive rights to market Hyprotech products in certain South and Latin American countries, including Argentina, Brazil, Mexico and Venezuela. The purchase price consists of 12 quarterly payments of $0.3 million beginning in April 2003, the net present value of which is $3.0 million. Allocation of the purchase price was based on an independent appraisal of the fair value of the net assets acquired.

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

Year Ended June 30, 2002(1)
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

        The purchase prices were allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

Description	Amount	Life
Goodwill	$1,561	—
Acquired technology	1,510	5 years

	3,071
Net fair value of tangible assets acquired, less liabilities assumed	(445)

Total purchase price	$2,626

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

(5) Line of Credit

        In January 2003, the Company executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (4.00% at June 30, 2004). The Company needs to maintain a $4.0 million compensating cash balance with the bank, otherwise it is subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of the assets of the Company, and upon achieving certain net income targets, the collateral will be reduced to a lien on the accounts receivable. The Company is required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. The Company capitalized $0.3 million in costs associated with the origination of the Loan Arrangement, which are being amortized to interest expense over the life of the agreement. The Loan Arrangement expires in January 2005.

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

(6) Long-Term Obligations

        Long-term obligations consist of the following at June 30, 2003 and 2004 (in thousands):

	2003	2004
5 1/4% Convertible subordinated debentures, mature on June 15, 2005	$86,250	$56,745
Capital lease obligations due in various monthly installments of principal plus interest, maturing through February 2005	3,050	406
Note payable to Soteica incurred in connection with salesforce acquisition, payable in quarterly installments of approximately $273 plus interest at 6% per year	2,777	1,819
Note payable of a UK subsidiary due in monthly installments of approximately $50 plus interest at 9% per year	847	766
Mortgage payable of a UK subsidiary due in annual installments of approximately $100 plus interest at 6% per year	836	811

	93,760	60,547
Less—Current portion	3,849	58,595

	$89,911	$1,952

        Maturities of these long-term obligations are as follows (in thousands):

Years Ending June 30,	Amount
2005	$58,595
2006	963
2007	224
2008	183
2009	181
Thereafter	401

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

        The Series D Preferred is subject to redemption at the option of the Company, at any time after August 2006 at a price of $416.25 per share plus any accumulated and unpaid dividends if, among other things, the average trading price of the Company's common stock exceeds $7.60 per share for 45 consecutive days. If the Company makes such an election, the holders of the Series D Preferred may elect to convert their Series D Preferred shares into shares of common stock rather than have them redeemed.

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

        In connection with the February and March 2002 sales of Series B Preferred, the Company issued warrants with five-year lives to purchase 791,044 shares of common stock at an exercise price ranging from $20.64 to $23.99 per share, as noted above in Note 7. In August 2003, in conjunction with the Series D Preferred financing, these warrants were exchanged for new warrants to purchase 791,044 shares of common stock at an exercise price of $4.08 per share. As of June 30, 2004, none of these warrants had been exercised.

        In connection with the May 2002 sale of common stock to private investors, the Company issued warrants to purchase up to 3,208,333 shares of common stock, as noted above in Note 8(a). During fiscal 2003 the second class of warrants to purchase up to 2,458,333 shares of common stock expired unexercised. In August 2003, the remaining warrants were canceled, and new warrants were issued to purchase 1,152,665 shares at an exercise price of $9.76 per share, due to the impact of the Series D Preferred financing on the warrants' anti-dilution provisions. In January 2004, warrants to purchase 129,191 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 17,922 shares of common stock. As of June 30, 2004, warrants to purchase 1,023,474 shares of common stock at an exercise price of $9.76 were exercisable.

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

        Participants are granted options to purchase shares of common stock on the last business day of each semi-annual payment period for 85% of the market price of the common stock on the first or last business day of such payment period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 10% of each eligible employee's compensation. Under the plan, the Company issued 313,337 shares in 2002, 759,771 shares in 2003 and 976,960 shares in 2004. As of June 30, 2004, there were 3,149,530 shares available for future issuance under the 1998 Employee Stock Purchase Plan as amended. In addition, on July 1, 2004, the Company issued 210,241 shares under the 1998 Employee Stock Purchase Plan.

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

        Income (loss) before provision for (benefit from) income taxes consists of the following (in thousands):

	Years Ended June 30,
	2002	2003	2004
Domestic	$(54,234)	$(69,793)	$(2,377)
Foreign	(18,164)	(68,345)	467

Total	$(72,398)	$(138,138)	$(1,910)

        The provisions for (benefit from) income taxes shown in the accompanying consolidated statements of operations are composed of the following (in thousands):

	Years Ended June 30,
	2002	2003	2004
Federal—
Current	$—	$—	$—
Deferred	1,195	1,076	20,333
State—
Current	142	—	748
Deferred	—	—	1,823
Foreign—
Current	1,366	—	13,934
Deferred	896	—	(16,942)

	$3,599	$1,076	$19,896

        The provision for (benefit from) income taxes differs from that based on the federal statutory rate due to the following (in thousands):

	Years Ended June 30,
	2002	2003	2004
Federal tax at statutory rate	$(24,592)	$(46,740)	$(584)
State income tax, net of federal tax benefit	94	—	1,697
Tax effect resulting from foreign goodwill impairment	—	17,129	—
Tax effect resulting from foreign activities	9,633	7,184	(4,566)
Tax credits generated	(3,660)	(522)	(1,193)
Permanent differences, net	(234)	48	(1,070)
Valuation allowance	22,358	23,977	25,612

Provision for income taxes	$3,599	$1,076	$19,896

        The approximate tax effect of each type of temporary difference and carry forward is as follows (in thousands):

	June 30,
	2003	2004
Deferred tax assets:
Revenue related	$1,501	$1,286
Federal and state tax credits	19,028	18,768
Federal and state loss carryforwards	18,943	23,405
Foreign loss carryforwards	4,368	6,583
Restructuring accruals	27,056	22,771
Other reserves and accruals	6,053	10,455
Intangible assets	10,879	9,526
Property, plant and equipment	1,019	—
Other temporary differences	1,592	1,704

	90,439	94,498
Valuation allowance	(79,622)	(90,944)

	10,817	3,554
Deferred tax liabilities:
Intangible assets	(7,315)	(4,219)
Revenue related	(1,320)	—
Property, plant and equipment	—	(1,032)
Other	—	(325)

	(8,635)	(5,576)

Net deferred tax assets (liabilities)	$2,182	$(2,022)

        As of June 30, 2004, the Company had net operating loss (NOL) carryforwards for U.S. federal and state income tax purposes of approximately $72 million and $39 million, respectively, and foreign net operating loss carryforwards of approximately $20 million. The Company had federal tax credits and state tax credits of approximately $20 million and $3 million, respectively. The tax credits and NOL carryforwards expire at various dates from 2005 through 2024. The Company has determined that it underwent an ownership change (as defined under section 382 of the Internal Revenue Code of 1986, as amended) during the year ended June 30, 2004. As such, the recognition of the Company's federal NOLs and tax credits may be limited. Moreover, an ownership change might have also occurred under the laws of certain states and foreign countries in which the Company has generated NOLs and tax credits. Accordingly, it is possible that these NOL and tax credits could also be limited under rules similar to those of section 382. Due to the uncertainty surrounding the realization and timing of these tax attributes, the Company has recorded a valuation allowance of approximately $79.6 million and $90.9 million as of June 30, 2003 and 2004, respectively.

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

        The Company is accounting for the above two investments using the equity method. The net investments of approximately $0.7 million and $0.3 million are included in other assets in the accompanying consolidated balance sheets as of June 30, 2003 and 2004, respectively. In the accompanying consolidated statements of operations for the years ended June 30, 2002, 2003, and 2004, the Company has recognized losses of approximately $0.2 million, $0.5 million and $0.4 million, respectively, as its portion of the losses from these joint ventures. The Company does not have any commitments to provide additional funding to these entities.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Accrued Expenses and Other Liabilities

        Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2003	2004
Royalties and outside commissions	$14,677	$14,512
Acquisition and legal-related	13,005	7,333
Payroll and payroll-related	12,998	14,191
Restructuring accruals	12,257	16,561
Payable to financing companies	4,332	1,333
Income taxes	536	7,801
Other	10,938	13,695

	$68,743	$75,426

        Other liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2003	2004
Restructuring accruals	$13,009	$6,122
Deferred rent	—	3,913
Royalties and outside commissions	3,000	1,492

	$16,009	$11,527

(16) Related Party Transactions

        During the year ended June 30, 2003, the Company recorded license revenue of $2.8 million associated with sales to Accenture. During this period, Accenture owned approximately 1.6 million shares of the Company's common stock.

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

        The following table presents a summary of operating segments (in thousands):

	License	Consulting Services	Maintenance and Training	Total
Year ended June 30, 2002—
Revenues from external customers	$136,377	$127,719	$58,286	$322,382
Controllable expenses	60,869	89,221	11,602	161,692

Controllable margin(1)	$75,508	$38,498	$46,684	$160,690

Year ended June 30, 2003—
Revenues from external customers	$162,354	$103,741	$80,361	$346,456
Controllable expenses	65,394	81,943	12,361	159,698

Controllable margin(1)	$96,960	$21,798	$68,000	$186,758

Year ended June 30, 2004—
Revenues from external customers	$158,661	$96,512	$77,823	$332,996
Controllable expenses	64,963	67,214	14,323	146,500

Controllable margin(1)	$93,698	$29,298	$63,500	$186,496

(1)
The Controllable Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation:

	Years Ended June 30
	2002	2003	2004
	(In thousands)
Total controllable margin for reportable segments	$160,690	$186,758	$186,496
Selling and marketing	(89,483)	(91,353)	(89,129)
Research and development	(19,966)	—	—
General and administrative and overhead	(83,107)	(78,618)	(78,111)
Asset impairment charges	(1,169)	(114,247)	(4,217)
Restructuring charges and FTC legal costs	(14,914)	(41,080)	(20,085)
Charges for in-process research and development	(14,900)	—	—
Interest and other income and expense	(460)	916	3,487
Write-off of investments	(8,923)	—	—

Income (loss) before (provision for) benefit from income taxes and equity in earnings from joint ventures	$(72,232)	$(137,624)	$(1,559)

Geographic Information:

        Domestic and export sales as a percentage of total revenues are as follows:

	Years Ended June 30,
	2002	2003	2004
United States	54.2%	46.6%	42.8%
Europe	28.4	30.2	33.0
Japan	5.1	3.9	4.6
Other	12.3	19.3	19.6

	100.0%	100.0%	100.0%

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

	North America	Europe	Asia	Eliminations	Consolidated
Year ended June 30, 2002—
Revenues	$274,554	$77,865	$18,504	$(48,541)	$322,382
Identifiable assets	$468,951	$97,561	$12,943	$(176,014)	$403,441
Year ended June 30, 2003—
Revenues	$259,108	$106,725	$12,876	$(32,253)	$346,456
Identifiable assets	$524,090	$64,917	$(6,959)	$(266,789)	$315,259
Year ended June 30, 2004—
Revenues	$240,830	$83,427	$16,825	$(8,086)	$332,996
Identifiable assets	$604,560	$32,786	$(4,229)	$(331,713)	$301,404

(18) Restatement of Consolidated Financial Statements

        In October 2004, subsequent to the issuance of the Company's financial statements for the year ended June 30, 2004, the audit committee of the Company's Board of Directors commenced a detailed investigation of the accounting for certain software license and service agreement transactions entered into with certain alliance partners and other customers during fiscal years 2000 through 2002. The scope of the audit committee investigation was later expanded to include certain transactions entered into during fiscal years 1999, 2003 and 2004. Based upon the audit committee's investigation, the audit committee and Company management determined that certain transactions entered into in fiscal years 1999 through 2002 were accounted for improperly, and concluded that license revenue associated with the transactions was misstated in fiscal years 1999 through 2004. Additionally, the audit committee and Company management concluded, based on information discovered during the investigation, that the accounting for software license sales to resellers should have been recorded on a sell-through or consignment basis of accounting rather than a sell-in or upfront basis of accounting, resulting in the deferral of license revenue from the period in which it was originally recorded to the period in which the software licenses were sold by the reseller to end users.

        In addition, the Company determined that its previous accounting for tax withholdings involving transactions in Japan required restatement, that the timing of certain reductions in software license revenues should be restated, and that equity in earnings from joint ventures and loss (gain) on sales and disposals of assets should be reclassified. The restatement also includes the recording of previously identified errors that were previously not recorded because in each case and in aggregate the Company believed the amount of any such error was not material to the Company's consolidated financial statements.

        As a result of the foregoing, the Company has restated its financial statements as of June 30, 2003 and 2004 and for the fiscal years ended June 30, 2002, 2003 and 2004, including the corresponding interim periods for fiscal years 2003 and 2004. The restatement also affects periods prior to fiscal 2002 and these prior periods errors have been reflected in the adjustments to the fiscal year 2002 beginning accumulated deficit. The foregoing restatement adjustments did not affect the Company's reported cash, cash equivalents and short-term investments balance during these reported periods.

Revenue and Expense Adjustments

        Set forth below are the adjustments to the Company's previously issued statements of operations for the fiscal years ended June 30, 2002, 2003 and 2004, and accumulated deficit as of June 30, 2001.

Accumulated deficit and net income (loss)

	Accumulated Deficit	Net Income (Loss)
		Years ended June 30,
	As of June 30, 2001
		2002	2003	2004
As previously reported	$(24,127)	$(77,165)	$(160,833)	$(28,690)
Restatement adjustments:
Software license revenues	(26,243)	2,464	22,495	6,391
Service and other revenues	(138)	(686)	1,240	909
Cost of revenues	(1,200)	1,200	—	239
Operating costs	(1,727)	295	(685)	(667)
Other	(193)	(910)	(355)	(298)
Provision for income taxes	(2,418)	(1,195)	(1,076)	310

Total restatement adjustments	(31,919)	1,168	21,619	6,884

As restated	$(56,046)	$(75,997)	$(139,214)	$(21,806)

Software license revenue

	Years ended June 30,
	2002	2003	2004
	(In thousands)
License revenue, as previously reported	$133,913	$139,859	$152,270
Revenue restatement adjustments:
Arrangements outside of contractual terms	4,983	7,366	3,122
Sell-through basis of revenue recognition	(6,253)	12,213	1,581
Revenue recognition timing adjustments	2,769	1,874	683
Foreign withholding taxes	1,013	820	1,021
Other	(48)	222	(16)

Total license revenue restatement adjustments	2,464	22,495	6,391

License revenue, as restated	$136,377	$162,354	$158,661

  Arrangements outside of contractual terms—Through the course of the audit committee investigation, instances of unauthorized side arrangements with customers were identified. Generally, these side arrangements were executed contemporaneously with the software license transaction and provided customers with various rights that were not considered in the original revenue recognition assessment. The consideration provided to customers included terms such as (i) rights to terminate the arrangement; (ii) variable pricing; (iii) rights to unspecified future products; and (iv) commitments made by the Company to provide consideration in the future. Had these elements to the arrangements been taken into consideration or known at the time the transactions were recorded, a portion or all of the revenue would have been deferred until the contingencies had lapsed, the additional products were provided, or other consideration was provided by the Company. Accordingly, the Company has adjusted revenue on these transactions for the years ended June 30, 2002, 2003 and 2004 to properly reflect all elements of the transactions.

  Restatement to sell-through basis of revenue recognition—The Company sells certain of its products through distributors and other resellers. Previously, business arrangements with the Company's distributors and resellers were believed to require payment within a customary collection period and provide no return rights. Accordingly, revenue was recognized upon shipment, on a sell-in or upfront basis, given that management believed all other criteria of SOP No. 97-2 had been met. The Company has determined that, as sales pertained to distributors or resellers, it did not meet the criteria of SOP No. 97-2 that required the vendor's obligation to the buyer to be complete and the fees to be fixed or determinable at the time of product shipment. The Company had provided concessions to various distributors and resellers, including return rights outside the contractual terms, and in some instances facilitated the resale of the Company's software by its distributors. In addition, in some instances, distributors and resellers were not obligated to pay for delivered software licenses until they had been sold through to an end user. Accordingly, the Company has adjusted revenue on all distributor and reseller transactions for the years ended June 30, 2002, 2003 and 2004 to reflect the sell-through or consignment basis of revenue recognition.

  Revenue recognition timing adjustments and receivable write-offs—Due to the errors discovered during the investigation, the Company undertook a comprehensive review of revenue recognition and identified timing issues related to the recording of revenue in the period in which it was earned. In addition, the Company has identified a number of receivable write-offs that were recorded as reductions in license revenue that should have been recorded as bad debt expense.

  Foreign withholding taxes—Software license and maintenance revenues earned from customers in Japan which were previously recorded net of the 10% Japanese withholding taxes are being restated for the years ended June 30, 2002, 2003 and 2004 to record the gross amount of the revenue and the related 10% income tax expense. Additionally, as part of a change in the Japan-US tax treaty, the Japanese withholding tax law was repealed effective July 1, 2004 and provided approximately $1.5 million of income tax relief to the Company. The $1.5 million in tax relief associated with the tax law change is being restated to reduce income tax expense by $1.5 million as of the enactment date of the tax law change which occurred in the quarter ended March 31, 2004.

Service and other revenue

        Service and other revenue consists primarily of consulting services and maintenance services. Maintenance service revenue has been adjusted to account for the gross amount of revenue associated with 10% Japanese withholding taxes, as discussed above. Also, the timing and amount of the recognition of maintenance revenue has been adjusted in accordance with the arrangements outside of contractual terms noted above. These side arrangements have resulted in the restatement of maintenance revenue for certain transactions where the value of the maintenance element of the transaction was not properly recorded or the timing of the recognition of the maintenance revenue was deferred until a contingency was resolved.

Cost of revenues

        The Company's cost of service and other revenue consists primarily of costs associated with the provision of consulting services. These costs have been adjusted to account for payments made to a customer associated with an unauthorized side arrangement, which obligated the Company to pay for unused consulting services. Additionally, cost of service and other revenue decreased $1.2 million during fiscal 2002 and an equal and offsetting increase was recorded in fiscal 2001.

Operating costs

        In addition, for the correction of previously identified errors that were previously determined to be immaterial to the Company's consolidated financial statements, general and administrative costs were reduced in the year ended June 30, 2002 as a result of the restatement of a transaction with a distributor for which sell-through to the end-user ultimately did not occur. Originally, the Company had recorded a $1.9 million bad debt expense upon non-payment by the customer. As sell-through to the end user did not occur, revenue recognition associated with this transaction was reversed (see "Restatement to sell-through basis of revenue recognition" above), and the later provision for bad debt expense required reversal. In addition, general and administrative costs have generally been increased to account for bad debt expense associated with uncollectible receivables that had previously been reported as a reduction in revenue, as discussed above (see "Revenue recognition timing adjustments and receivable write-offs" above). Consequently, the financial statement schedule listed in the Index at Item 15(a)(2) has been restated.

Loss (gain) on sales and disposals of assets

        The Company has determined that gains and losses on sales and disposals of assets have historically been misclassified on its statements of operations below income (loss) from operations. Consequently, the Company has reclassified (gain) loss on sales of assets to income (loss) from operations.

Equity in earnings from joint ventures

        The Company has determined that equity in earnings from joint ventures has historically been misclassified on its statements of operations. Consequently, the Company has reclassified equity in earnings from joint ventures below the provision for (benefit from) income taxes.

Impact of the Financial Statement Adjustments on the Consolidated Statements of Operations

        The following table presents the impact of the financial statement adjustments on the Company's previously reported consolidated statements of operations for the fiscal years ended June 30, 2002, 2003 and 2004 (in thousands, except per share data).

Consolidated Statements of Operations

	Years Ended June 30,
	2002 As Previously Reported	2002 As Restated	2003 As Previously Reported	2003 As Restated	2004 As Previously Reported	2004 As Restated
Revenues:
Software licenses	$133,913	$136,377	$139,859	$162,354	$152,270	$158,661
Service and other	186,691	186,005	182,862	184,102	173,426	174,335

Total revenues	320,604	322,382	322,721	346,456	325,696	332,996
Cost of revenues:
Cost of software licenses	11,830	11,830	13,916	13,916	15,566	15,577
Cost of service and other	119,972	118,772	106,868	106,868	99,433	99,183
Amortization of technology related intangible assets	5,042	5,042	8,219	8,219	7,270	7,270
Impairment of technology related intangible and computer software development assets	1,169	1,169	8,704	8,704	3,250	3,250

Total cost of revenues	138,013	136,813	137,707	137,707	125,519	125,280

Gross profit	182,591	185,569	185,014	208,749	200,177	207,716

Operating costs:
Selling and marketing	115,225	114,755	105,883	105,879	99,486	100,028
Research and development	74,458	74,176	65,086	65,143	59,095	58,955
General and administrative	29,216	29,673	28,462	29,644	31,714	32,727
Long-lived asset impairment charges	—	—	106,093	105,543	967	967
Restructuring charges and FTC legal costs	14,914	14,914	41,080	41,080	20,833	20,085
Charges for in-process research and development	14,900	14,900	—	—	—	—
Loss (gain) on sales and disposals of assets	—	(346)	—	(52)	—	(879)

Total operating costs	248,713	248,072	346,604	347,237	212,095	211,883

Income (loss) from operations	(66,122)	(62,503)	(161,590)	(138,488)	(11,918)	(4,167)

Interest income	6,768	6,209	8,485	8,191	7,433	7,296
Interest expense	(5,591)	(5,591)	(7,132)	(7,132)	(4,940)	(4,940)
Write-off of investments	(8,923)	(8,923)	—	—	—	—
Foreign currency exchange gain (loss)	(1,073)	(1,424)	(134)	(195)	413	252
Income (loss) on equity in joint ventures and gain (loss) on sales of assets	180	—	(462)	—	528	—

Income (loss) before provision for income taxes	(74,761)	(72,232)	(160,833)	(137,624)	(8,484)	(1,559)
Provision for income taxes	(2,404)	(3,599)	—	(1,076)	(20,206)	(19,896)
Equity in earnings from joint ventures	—	(166)	—	(514)	—	(351)

Net income (loss)	(77,165)	(75,997)	(160,833)	(139,214)	(28,690)	(21,806)

Accretion of preferred stock discount and dividend	(6,301)	(6,301)	(9,184)	(9,184)	(6,358)	(6,358)

Net income (loss) attributable to common shareholders	$(83,466)	$(82,298)	$(170,017)	$(148,398)	$(35,048)	$(28,164)

Basic and diluted net income (loss) per share attributable to common shareholders	$(2.58)	$(2.55)	$(4.42)	$(3.86)	$(0.86)	$(0.69)

Basic and diluted weighted average shares outstanding	32,308	32,308	38,476	38,476	40,575	40,575

Impact of the Adjustments on the Consolidated Balance Sheets

        The following is a summary of the impact of the adjustments on the Company's previously reported consolidated balance sheets as of June 30, 2003 and 2004 (in thousands, except share data).

	June 30,
	2003 As Previously Reported	2003 As Restated	2004 As Previously Reported	2004 As Restated
Accounts receivable, net of allowance for doubtful accounts	$77,725	$76,080	$52,667	$50,874
Current portion of long-term installments receivable	34,720	34,813	21,475	25,244
Total current assets	193,801	192,249	207,452	209,428
Long-term installments receivable	73,377	70,715	67,724	65,527
Computer software development costs, net of accumulated amortization	17,728	17,728	15,933	16,863
Total assets	378,480	374,266	351,025	351,734
Accrued expenses	73,472	68,743	76,895	75,426
Unearned revenue	20,492	27,926	14,783	18,051
Deferred revenue	37,266	38,159	33,025	33,462
Total current liabilities	151,863	155,461	191,312	193,548
Deferred tax liability	13,258	14,578	4,220	4,220
Other liabilities	16,009	16,009	10,806	11,527
Accumulated deficit	(277,610)	(286,742)	(312,658)	(314,906)
Total stockholders' equity	40,087	30,955	30,611	28,363
Total liabilities and stockholders' equity	378,480	374,266	351,025	351,734

(19) Subsequent Events

  (a) Sale of AXSYS Product

        In August 2004, under the terms of the proposed settlement with the FTC, the Company's AXSYS product was sold to Bentley Systems, Inc. The proceeds and gain recorded on the sale was not material.

  (b) Litigation

  U.S. Attorney's Office Investigation

        On October 29, 2004, the Company announced that it had received a subpoena from the U.S. Attorney's Office for the Southern District of New York requesting documents relating to transactions to which the Company was a party during the 2000 to 2002 time frame, associated documents dating from January 1, 1999, and additional materials. The Company intends to cooperate fully with the subpoena requests and in the investigation by the U.S. Attorney's Office.

  Class Action Suits

        In November 2004, two putative class action lawsuits were filed against the Company in the United States District Court District of Massachusetts, captioned, respectively, Fener v. Aspen Technology, Inc., et. al., Civil Action No. 04-12375 (D. Mass.) (filed Nov. 9, 2004) and Stockmaster v. Aspen Technology, Inc., et. al., Civil Action No. 04-12387 (D. Mass.) (filed Nov. 10, 2004) (the "Class Actions"). The Class Actions allege, among other things, that the Company violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various statements about its financial condition for fiscal years 2000 through 2004. The time for the defendants to move, answer or otherwise respond to the complaints has been extended to sixty days following the filing of a consolidated amended complaint. On February 2, 2005, the Court consolidated the cases under the caption Aspen Technology, Inc. Securities Litigation, Civil Action No. 04-12375 (D. Mass.), and appointed The Operating Engineers and Construction Industry and Miscellaneous Pension Fund (Local 66) and City of Roseville Employees' Retirement System as lead plaintiff, purporting to represent a putative class of persons who purchased Aspen Technology, Inc. common stock between January 25, 2000 and October 29, 2004. No consolidated amended complaint has been filed and no class has been certified. The Company believes that plaintiffs' claims lack merit and intends to litigate the dispute vigorously. The Company is currently unable to determine whether resolution of these matters will have a material adverse impact on its financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters. However, the ultimate outcome could have a material adverse effect on the Company's financial position or results of operations.

  Derivative Action

        On December 1, 2004, a purported derivative action was filed in the United States District Court District of Massachusetts, captioned Caviness v. Evans, et. al., Civil Action No. 04-12524 (D. Mass.). The complaint alleges, among other things, that the former and current director and officer defendants caused the Company to issue false and misleading financial statements, and brings derivative claims for the following: (1) breach of fiduciary duty for insider trading; (2) breach of fiduciary duty; (3) abuse of control; (4) gross mismanagement; (5) waste of corporate assets; (6) unjust enrichment. The Company has moved to dismiss the complaint for failure to make a demand on the board of the Company and for failing to allege particularized facts showing why plaintiff's failure to make a demand should be excused. The time for plaintiff to respond to the motions to dismiss or, in the alternative, to file an amended complaint has been extended until March 30, 2005. The Company believes that plaintiff's claims lack merit and intends to litigate the dispute vigorously. The Company is currently unable to determine whether resolution of these matters will have a material adverse impact on its financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters. However, the ultimate outcome could have a material adverse effect on the Company's financial position or results of operations.

  (c) Line of Credit

        As of December 31, 2004, the Company was in default of the tangible net worth covenant. On January 28, 2005, the Company executed an amendment to the Loan Arrangement that adjusted the terms of certain financial covenants, cured the default as of December 31, 2004, and extended the expiration date of the arrangement to April 1, 2005. The Company is currently negotiating a renewal of this facility. The Company uses the line of credit primarily for letters of credit.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance, Beginning of Period As Restated(2)	Charged to Costs and Expenses As Restated(2)	Deductions	Other(1)	Balance, End of Period As Restated(2)
	(In thousands)
Allowance for doubtful accounts:
June 30, 2002	$1,905	$257	$(141)	$2,344	$4,365
June 30, 2003	4,365	1,126	(3,010)	22	2,503
June 30, 2004	2,503	2,404	(1,210)	—	3,697

(1)
Other relates primarily to amounts acquired in acquisitions.

(2)
See Note 18 to the Consolidated Financial Statements.

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
10.18(15)	Promissory Note (Ex-Im), dated January 30, 2003, by and between Aspen Technology, Inc. and AspenTech, Inc. in favor of Silicon Valley Bank.
10.19(15)	Form of Negative Pledge Agreement, dated as of January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.
10.20(15)	Security Agreement, dated as of January 30, 2003, by and between Silicon Valley Bank and AspenTech Securities Corporation.
10.21(15)	Unconditional Guaranty, dated as of January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank.
10.22(16)	First Loan Modification Agreement, effective as of June 27, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.
10.23(16)	Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank.
10.24(32)	Non-Recourse Receivables Purchase Agreement, dated December 31, 2003, between Silicon Valley Bank and Aspen Technology, Inc.
10.26(17)	Securities Purchase Agreement dated June 1, 2003 by and among Aspen Technology, Inc. and the Purchasers listed therein.
10.27(17)	Repurchase and Exchange Agreement dated as of June 1, 2003 by and among Aspen Technology, Inc. and the Holders named therein.
10.28(18)	Registration Rights Agreement dated June 15, 2001 between Aspen Technology, Inc. and Michael B. Feldman.
10.29(18)	Registration Rights Agreement dated June 15, 2001 between Aspen Technology, Inc. and the former stockholders of Computer Processes Unlimited, L.L.C.
10.30(19)	Registration Rights Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP.

10.31(1)	Investor Rights Agreement dated as of August 14, 2003 by and among Aspen Technology, Inc. and the Stockholders Named therein.
10.32(1)	Management Rights Letter dated as of August 14, 2003 by and among Aspen Technology, Inc. and the entities named therein.
10.33(21)	Amended and Restated Registration Rights Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
10.34(11)*	1988 Non-Qualified Stock Option Plan, as amended.
10.35(22)*	1995 Stock Option Plan.
10.36(31)*	Amended and Restated 1995 Directors Stock Option Plan.
10.37(22)*	1995 Employees' Stock Purchase Plan.
10.38(23)*	1998 Employees' Stock Purchase Plan.
10.39(24)*	Amendment No. 1 to 1998 Employees' Stock Purchase Plan.
10.40(25)*	1996 Special Stock Option Plan.
10.41(24)*	2001 Stock Option Plan.
10.42(11)*	Form of Employee Confidentiality and Non-Competition Agreement.
10.43(11)*	Noncompetition, Confidentiality and Proprietary Rights Agreement between Aspen Technology, Inc. and Lawrence B. Evans.
10.44(16)*	Employment and Transition Agreement, dated as of June 30, 2003, by and between Aspen Technology, Inc. and Lawrence B. Evans.
10.45(24)*	Change in Control Agreement between Aspen Technology, Inc. and David McQuillin dated August 12, 1997.
10.46(26)*	Severance Agreement between Aspen Technology, Inc. and David L. McQuillin dated September 30, 2002.
10.47(15)*	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and David L. McQuillin.
10.48(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and David L. McQuillin.
10.49(26)*	Employment Agreement between Aspen Technology, Inc. and Wayne Sim dated May 9, 2002.
10.50(26)*	Change in Control Agreement between Aspen Technology, Inc. and Wayne Sim dated May 9, 2002.
10.51(16)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Wayne Sim.
10.52(27)*	Change in Control Agreement between Aspen Technology, Inc. and Stephen J. Doyle dated August 12, 1997.
10.53(15)*	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.54(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.55(30)*	Employment Agreement, dated April 1, 2002, by and between Aspen Technology, Inc. and C. Steven Pringle

10.56(3)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and C. Steven Pringle.
10.57(30)*	Offer Letter, dated June 16, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.58(30)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.59(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and David L. McQuillin.
10.60(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Wayne Sim.
10.61(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Stephen J. Doyle.
10.62(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and C. Steve Pringle.
10.63(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.64(16)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.65(12)	Financing Partner Agreement between Aspen Technology, Inc. and IBM Credit Corporation dated June 15, 2000.
10.66(29)	Securities Purchase Agreement dated as of May 9, 2002 between Aspen Technology, Inc. and the Purchasers listed therein, and related Amendment dated June 5, 2002.
10.67(28)	Share Purchase Agreement dated as of May 10, 2002 between Aspen Technology, Inc. and AEA Technology plc.
10.68(19)	Stockholder Agreement dated as of February 8, 2002 between Aspen Technology, Inc. and Accenture LLP.
10.69(21)	Amended and Restated Securities Purchase Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
10.70(33)	First Loan Modification Agreement (Exim), dated as of September 10, 2004, by and among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank.
10.71(33)	Second Loan Modification Agreement, dated as of September 10, 2004, by and among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank.
21.1(33)	Subsidiaries of Aspen Technology, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in signature page to Amendment No. 1 on Form 10-K/A).
31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(33)
Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2004, and incorporated herein by reference.

†
Confidential treatment requested as to certain portions

*
Management contract of compensatory plan