Form 10-Q
period 2004-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2005-03-15
CIK 929940

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2004
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

        As of March 10, 2005, there were 42,746,227 shares of the registrant's common stock (par value $0.10 per share) outstanding.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	47
Item 4. Controls and Procedures	48
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings	51
Item 6. Exhibits and Reports on Form 8-K	53
SIGNATURES	54

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASPEN TECHNOLOGY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and in thousands)

	September 30, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$92,555	$107,677
Accounts receivable, net	47,611	50,874
Unbilled services	17,481	15,518
Current portion of long-term installments receivable, net	25,482	25,244
Deferred tax asset	266	31
Prepaid expenses and other current assets	8,584	10,084

Total current assets	191,979	209,428
Long-term installments receivable, net	55,018	65,527
Property and leasehold improvements, at cost	61,034	63,295
Accumulated depreciation and amortization	(43,709)	(44,631)

	17,325	18,664
Computer software development costs, net	17,018	16,863
Purchased intellectual property, net	1,154	1,295
Other intangible assets, net	17,554	19,571
Goodwill, net	14,737	14,736
Deferred tax asset	2,586	2,492
Other assets	3,147	3,158

	$320,518	$351,734

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$58,366	$58,595
Accounts payable and accrued expenses	71,310	83,115
Unearned revenue	18,910	18,051
Deferred revenue	30,689	33,462
Deferred tax liability	424	325

Total current liabilities	179,699	193,548
Long-term debt and obligations, less current maturities	1,628	1,952
Deferred revenue, less current portion	4,485	5,363
Deferred tax liability	4,240	4,220
Other liabilities	23,262	11,527
Redeemable Preferred Stock
Outstanding—363,364 shares as of September 30, 2004 and 363,364 as of June 30, 2004	110,289	106,761
Stockholders' equity (deficit):
Common stock
Outstanding—42,025,207 as of September 30, 2004 and 41,483,423 as of June 30, 2004	4,227	4,173
Additional paid-in capital	341,004	338,804
Accumulated deficit	(348,517)	(314,906)
Accumulated other comprehensive income	714	805
Treasury stock, at cost	(513)	(513)

Total stockholders' equity (deficit)	(3,085)	28,363

	$320,518	$351,734

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,
	2004	2003
		(As Restated, see Note 12)
Software licenses	$25,273	$38,144
Service and other	37,997	42,265

Total revenues	63,270	80,409
Cost of software licenses	3,941	3,617
Cost of service and other	22,108	24,382
Amortization of technology related intangible assets	1,774	1,832

Total Cost of Revenues	27,823	29,831

Gross Profit	35,447	50,578
Operating costs:
Selling and marketing	22,375	23,957
Research and development	12,183	16,006
General and administrative	10,427	6,872
Restructuring charges and FTC legal costs	21,508	—
(Gain) on sales and disposals of assets	(362)	(302)

Total operating costs	66,131	46,533

Income (loss) from operations	(30,684)	4,045
Other income (expense), net	(393)	(691)
Interest income, net	654	682

Income (loss) before provision for income taxes	(30,423)	4,036
Benefit from (provision for) Income taxes	340	(411)

Net income (loss)	(30,083)	3,625
Accretion of preferred stock discount and dividend	(3,528)	3,852

Net income (loss) applicable to common shareholders	$(33,611)	$7,477

Basic net income (loss) per share applicable to common shareholders	$(0.80)	$0.19

Diluted net income (loss) per share applicable to common shareholders	$(0.80)	$0.15

Weighted average shares outstanding — Basic	41,796	39,772

Weighted average shares outstanding — Diluted	41,796	59,437

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended September 30,
	2004	2003
		As Restated (see Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,083)	$3,625
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,386	6,805
Asset impairment charges and write-offs under restructuring charges and sales and disposals of assets	1,190	—
Deferred income taxes	(181)	190
Decrease in accounts receivable	3,278	13,874
Increase in unbilled services	(1,999)	(570)
Decrease in installments receivable	10,270	3,179
Decrease in prepaid expenses and other current assets	1,514	3,109
Decrease in accounts payable and accrued expenses	(11,311)	(8,808)
Increase (decrease) in unearned revenue	873	(2,684)
Increase (decrease) in deferred revenue	(3,759)	(3,253)
Increase (decrease) in other liabilities	11,165	(527)

Net cash (used in) provided by operating activities	(12,657)	14,940
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(1,982)	(333)
Increase in other long-term assets	42	(20)
Increase in computer software development costs	(2,002)	(1,405)
Cash used in the purchase of a business, net of cash acquired	—	(200)

Net cash used in investing activities	(3,942)	(1,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Series D redeemable convertible preferred stock	—	89,341
Retirement of Series B redeemable convertible preferred stock	—	(30,000)
Payment of Series B redeemable convertible preferred stock dividend	—	(296)
Issuance of common stock under employee stock purchase plans	1,297	1,636
Exercise of stock options	957	43
Payment of amount owed to Accenture	—	(10,068)
Payments of long-term debt and capital lease obligations	(547)	(13,922)

Net cash provided by financing activities	1,707	36,734
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(230)	308

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,122)	50,024
CASH AND CASH EQUIVALENTS, beginning of period	107,677	51,567

CASH AND CASH EQUIVALENTS, end of period	$92,555	$101,591

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.    Interim Condensed and Consolidated Financial Statements

        The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2004, which are contained in Amendment No. 1 to the Annual Report on Form on 10-K/A of Aspen Technology, Inc. (the Company), as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of June 30, 2004 has been derived from the consolidated financial statements. The results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2.    Sale of Installments Receivable

        Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rates utilized for the three months ended September 30, 2004 and 2003 were 8.0% and 7.0%, respectively.

        The Company has arrangements to sell certain of its installments receivable to three financial institutions. The Company sold, with limited recourse, certain of its installment contracts for aggregate proceeds of approximately $25.6 million and $16.9 million during the three months ended September 30, 2004 and 2003, respectively. The financial institutions have certain recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions. Collections of these receivables reduce the Company's recourse obligations, as defined. Generally, no gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company and the financial institutions.

        At September 30, 2004, there was approximately $64 million of additional availability under the arrangements. The Company expects that there will be continued ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. The Company's potential recourse obligation related to these contracts is within the range of $1.4 million to $3.5 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

3.    Derivative Instruments and Hedging

        The Company follows the provisions of Statement of Financial Accounting Standards (SFAS), No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. The nature of the Company's derivative contracts and the items that they are designated to hedge generally require that movements in their fair value be recorded through earnings.

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

        At September 30, 2004, the Company had effectively hedged $26.1 million of installments receivable and accounts receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than to hedge foreign currency risk. The gross value of the installments receivable that were denominated in foreign currency was $20.4 million and $23.9 million at September 30, 2004 and 2003, respectively. The installments receivable held as of September 2004 mature at various times through November 2009.

        The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain accounts and installments receivable and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. During the three months ended September 30, 2004 and 2003 the net gain recognized in the consolidated statements of operations was not material. A small portion of the forward foreign currency exchange contract is designated to hedge the future interest income of the related receivables. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge. During the three months ended September 30, 2004 and 2003, net loss deferred in other comprehensive income was not material.

        The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of September 30, 2004. The information is provided in U.S. dollar amounts (in thousands), as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates (in thousands):

	Notional Amount	Estimated Fair Value*	Average Contract Rate
Euro	$14,782	$15,106	0.83
Japanese Yen	6,367	6,227	107.87
Canadian Dollar	2,735	2,946	1.36
Swiss Franc	1,271	1,237	1.23
British Pound Sterling	944	953	0.57

	$26,099	$26,469

*
The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of September 30, 2004. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company's banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

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

	Three Months Ended September 30,
	2004	2003
Net income (loss) attributable to common shareholders (in thousands)—
As reported	$(33,611)	$7,477
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	815	9,337

Pro forma	$(34,426)	$(1,860)

Net income (loss) attributable to common shareholders per share — Basic
As reported	$(0.80)	$0.19

Pro forma	(0.82)	(0.05)

Net income (loss) attributable to common shareholders per share — Diluted
As reported	$(0.80)	$0.15

Pro forma	(0.82)	(0.05)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	Three Months Ended September 30,
	2004	2003
Risk free interest rates	3.49%	2.78%
Expected dividend yield	None	None
Expected life	5 Years	5 Years
Expected volatility	100%	125%
Weighted average fair value per option	$4.45	$2.17

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

	Three Months Ended September 30,
	2004	2003
Net income (loss) applicable to common shareholders	$(33,611)	$7,477
Plus: Impact of assumed conversions of Series D preferred stock	—	1,661

Net income (loss) applicable to common shareholders, including assumed conversions	$(33,611)	$9,138

Basic weighted average common shares outstanding	41,796	39,772

Common stock equivalents	—	1,497
Incremental shares from assumed conversion of Series D preferred stock	—	18,168

Diluted weighted average shares outstanding	41,796	59,437

Basic net income (loss) per share applicable to common shareholders	$(0.80)	$0.19

Diluted net income (loss) per share applicable to common shareholders	$(0.80)	$0.15

        The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,
	2004	2003
Convertible preferred stock	36,336	—
Convertible debt	1,071	1,392
Preferred stock dividend, to be settled in common stock	1,614	—
Options and warrants	20,481	—

Total	59,502	1,392

6.    Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Net income (loss)	$(30,083)	$3,625
Foreign currency adjustment	(91)	1,535

Comprehensive income (loss)	$(30,174)	$5,160

7.    Restructuring Charges and FTC Legal Costs

        Restructuring charges and FTC legal costs consist of the following (in thousands):

	Three months ended September 30,
	2004	2003
Restructuring charges	$21,667	$—
FTC legal costs	(159)	—

	$21,508	$—

        During the three months ended September 30, 2004, the Company recorded $21.7 million in restructuring charges. Of this amount, $14.4 million relates to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. The remaining $7.3 million related to an extension of a prior restructuring plan which was initiated in October 2002.

(a)   Q4 FY04 and Q1 FY05

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

        During the three months ended September 30, 2004, the Company recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. As of September 30, 2004, there was $13.1 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Impairment of Assets	Total
Accrued expenses, June 30, 2004	$12,049	$911	$—	$12,960
Restructuring charge	9,132	4,349	968	14,449
Impairment of assets	—	—	(968)	(968)
Payments	(10,588)	(2,717)	—	(13,305)

Accrued expenses, September 30, 2004	$10,593	$2,543	$—	$13,136

        The components of the additional restructuring activities completed are as follows:

  Closure/consolidation of facilities:  Approximately $9.1 million of the restructuring charge relates to the closing of facilities and other lease related costs. These costs did not qualify for accrual as of June 30, 2004. The facility leases had remaining terms ranging from several months to seven years. The amount accrued is an estimate of the remaining obligation under the lease, reduced by expected income from the sublease of the underlying properties.

  Employee severance, benefits and related costs:  Approximately $4.3 million of the restructuring charge relates to the reduction in headcount. Approximately 112 employees, or 7% of the workforce, were eliminated under the restructuring plan implemented by management. These employees had not been notified as of June 30, 2004. A majority of the employees were located in North America and Europe. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

  Impairment of assets:  Approximately $1.0 million of the restructuring charge relates to charges associated with the impairment of fixed assets associated with the closed and consolidated facilities. These assets were reviewed for impairment in accordance with SFAS No. 144, and were considered to be impaired because their carrying values were in excess of their fair values.

(b)   Q2 FY03

        In October 2002, the Company initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, the Company revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which had been affected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.1 million. During fiscal 2004, the Company recorded a $4.9 decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations. In September 2004, we recorded a 7.3 million increase to the accrual due to a change in the estimate of the facility vacancy term, extending to the term of the lease. As of September 30, 2004, there was $14.3 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the three months ended September 30, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Accrued expenses, June 30, 2004	$ 6,725	$292	$ 676	$7,693
Restructuring charge—Revised plan	7,303	—	(38)	7,265
Payments	(565)	—	(138)	(703)

Accrued expenses, September 30, 2004	$13,463	$292	$ 500	$14,255

Expected final payment date	February 2111	April 2005	April 2005

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

        As of September 30, 2004, there was $1.6 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2004	$1,683	$308	$1,991
Payments	(298)	(82)	(380)

Accrued expenses, September 30, 2004	$1,385	$226	$1,611

Expected final payment date	December 2010	April 2005

(d)   Q4 FY99

        In the fourth quarter of fiscal 1999, the Company undertook certain actions to restructure its business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of the Company's core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. In September 2004 the Company recorded a revision to the restructuring accrual due to revisions in sublease assumptions.

        As of September 30, 2004, there was $45,000 remaining in the accrued expenses relating to the restructuring. During the three months ended September 30, 2004, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2004	$ 90
Change in estimate—revised sub-lease assumptions	(47)
Sublease receipts, net of lease payments	2

Accrued expenses, September 30, 2004	$ 45

Expected final payment date	December 2004

8.    Commitments and Contingencies

(a) FTC Settlement

        On December 21, 2004, the Federal Trade Commission approved the Company's proposed consent decree, which constituted a complete and final settlement of the FTC's complaint against the Company relating to its acquisition of Hyprotech in May 2002. The FTC's approval also constituted approval of the transactions contemplated by the purchase and sale agreement that the Company and its subsidiaries Hyprotech Company, AspenTech Canada Ltd., AspenTech Ltd. and Hyprotech UK Ltd. entered into on October 6, 2004 with Honeywell International, Inc. and its subsidiaries Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee. The Company previously completed the sale of its AXSYS product line to Bentley Systems Incorporated on July 21, 2004, as set forth in the FTC consent decree. The Company recorded a $0.3 million gain related to this sale in the three months ended September 30, 2004.

        On December 23, 2004, the Company and its subsidiaries completed the transactions with Honeywell contemplated by the October 6, 2004 purchase agreement, which relates to the sale of the Company's operator training business and ownership of rights to the intellectual property to the Hyprotech engineering products to Honeywell International. Under the terms of the transactions:

  •
  the Company retains a perpetual, worldwide, royalty-free license to the entire Hyprotech engineering software product line and has the right to continue to develop and sell the Hyprotech engineering products, other than AXSYS which was sold to Bentley Systems;

  •
  the Company retains its customer licenses for HYSYS and related products;

  •
  the Company's Aspen RefSYS and Aspen Oil & Gas solutions were not transferred as part of the transactions;

  •
  the Company agreed to a cash payment of approximately $6.0 million from Honeywell in consideration of the transfer of the Company's operator training services business, the Company's covenant not-to-compete in the operator training business for three years, and the transfer of ownership of the intellectual property of the Company's Hyprotech engineering products, $1.2 million of which payment will be released to the Company in June 2005 (less any adjustments for uncollected billed accounts receivable and unbilled accounts receivable);

  •
  the Company transferred and Honeywell assumed, as of the closing date, approximately $4 million in accounts receivable relating to the operator training business; and

  •
  the Company has entered into a two-year support agreement with Honeywell under which the Company agrees to provide Honeywell with source code to new releases of the Hyprotech products provided to customers under standard software maintenance services agreements.

        The Honeywell transaction resulted in a deferred gain of $0.2 million, which is subject to a potential increase of $1.2 million upon resolution of the holdback payment and will be amortized over the two-year life of the support agreement.

(b) KBC Settlement

        On October 1, 2004, the Company, together with its subsidiaries AspenTech, Inc. and Hyprotech Company, entered into a Settlement Agreement with KBC Advanced Technologies Plc, KBC Advanced Technologies Inc. and AEA Technology Plc. Pursuant to the settlement agreement, the parties agreed to settle (1) the arbitration proceedings in England relating to a contract dispute involving the parties and (2) the legal proceedings filed by KBC in state district court in Houston, Texas against the Company and Hyprotech Company.

        As part of the settlement, KBC has agreed to recognize the Company's right to develop, market and license Aspen RefSYS, and the Company has agreed to recognize KBC's right to develop, market and license HYSYS.Refinery, their respective refinery-wide simulation products. The Company also will license commercial, object code, copies of Aspen HYSYS, Aspen PIMS, and Aspen Orion to KBC for use as part of KBC's consulting services business, without the right to sublicense. In addition, the Company paid KBC $3.75 million in lieu of costs incurred in the dispute.

(c) Litigation

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

  Derivative Action

        On December 1, 2004, a purported derivative action was filed in the United States District Court District of Massachusetts, captioned Caviness v. Evans, et. al., Civil Action No. 04-12524 (D. Mass.). The complaint alleges, among other things, that the former and current director and officer defendants caused the Company to issue false and misleading financial statements, and brings derivative claims for the following: (1) breach of fiduciary duty for insider trading; (2) breach of fiduciary duty; (3) abuse of control; (4) gross mismanagement; (5) waste of corporate assets; (6) unjust enrichment. The Company has moved to dismiss the complaint pursuant to Fed. R. Civ. P. 23.1 for failure to make a demand on the board of the Company and for failing to allege particularized facts showing why plaintiff's failure to make a demand should be excused. The time for plaintiff to respond to the motions to dismiss or, in the alternative, to file an amended complaint has been extended until March 30, 2005. The Company believes that plaintiff's claims lack merit and intends to litigate the dispute vigorously. The Company is currently unable to determine whether resolution of these matters will have a material adverse impact on its financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters. However, the ultimate outcome could have a material adverse effect on the Company's financial position or results of operations.

9.    Preferred Stock Financing

        In August 2003, the Company issued and sold 300,300 shares of Series D-1 convertible preferred stock (Series D-1 Preferred), along with warrants to purchase up to 6,006,006 shares of common stock at a price of $3.33 per share, in a private placement to several investment partnerships managed by Advent International Corporation for an aggregate purchase price of $100.0 million and incurred issuance costs of $10.7 million. Concurrently, the Company paid cash of $30.0 million and issued 63,064 shares of Series D-2 convertible preferred stock (Series D-2 Preferred), along with warrants to purchase up to 1,261,280 shares of common stock at a price of $3.33 per share, to repurchase all of the outstanding Series B-I and B-II convertible preferred stock. In addition the Company exchanged existing warrants to purchase 791,044 shares of common stock at an exercise price ranging from $20.64 to $23.99 held by the Series B Preferred holders, for new warrants to purchase 791,044 shares of common stock at an exercise price of $4.08.

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

        In the accompanying consolidated condensed statements of operations, the accretion of preferred stock discount and dividend consist of the following (in thousands):

	Three Months Ended September 30,
	2004	2003
Accrual of dividend on Series D preferred stock	$(2,594)	$(1,210)
Accretion of discount on Series D preferred stock	(934)	(451)
Accrual of dividend on Series B preferred stock	—	(296)
Accretion of discount on Series B preferred stock	—	(643)
Gain on retirement of Series B preferred stock	—	6,452

Total	$(3,528)	$3,852

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

        The accounting policies of the line of business operating segments are the same as those described in the Company's Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The Company does not track assets or capital expenditures by operating segments.

Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments. The following table presents a summary of operating segments (in thousands):

	License	Consulting Services	Maintenance and Training	Total
Three Months Ended September 30, 2004—
Revenues from external customers	$25,273	$19,118	$18,879	$63,270
Controllable expenses	15,467	15,110	3,689	34,266

Controllable margin(1)	$9,806	$4,008	$15,190	$29,004

Three Months Ended September 30, 2003—
Revenues from external customers	$38,144	$23,300	$18,965	$80,409
Controllable expenses	16,956	16,296	3,287	36,539

Controllable margin(1)	$21,188	$7,004	$15,678	$43,870

(1)
The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

	Three Months Ended September 30,
	2004	2003
Total controllable margin for reportable segments	$29,004	$43,870
Selling and marketing	(18,861)	(20,901)
General and administrative and overhead	(19,681)	(19,226)
Restructuring charges and FTC legal costs	(21,508)	—
Interest and other income and expense, net	623	293

Income (loss) before benefit from income taxes and equity in earnings from joint ventures	$(30,423)	$4,036

11.    Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company expects to adopt SFAS No. 123R using the Statement's modified prospective application method. Adoption of SFAS No. 123R is expected to increase stock compensation expense. Assuming the continuation of current programs, the Company's preliminary estimate is that additional stock compensation expense for fiscal 2006 will be in the range of $4 million to $5 million. In addition, SFAS No. 123R requires that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.

12.    Restatement of Consolidated Condensed Financial Statements

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

        In addition, the Company determined that its previous accounting for tax withholdings involving transactions in Japan required restatement, that the timing of certain reductions in software license revenues should be restated, and that equity in earnings from joint ventures and loss (gain) on sales and disposals of assets should be reclassified. The restatement also includes the recording of previously identified errors that were previously not recorded because in each case and in aggregate the Company believed the amount of any such error was not material to the Company's consolidated condensed financial statements.

        As a result of the foregoing, the Company has restated its financial statements for the three months ended September 30, 2003. The foregoing restatement adjustments did not affect the Company's reported cash, cash equivalents and short-term investments balance during these reported periods.

Revenue and Expense Adjustments

        Set forth below, are the adjustments to the Company's previously issued statement of operations for the three months ended September 30, 2003.

Software license revenue

(In thousands)
License revenue, as previously reported	$35,063
Revenue restatement adjustments:
Arrangements outside of contractual terms	1,346
Sell-through basis of revenue recognition	735
Revenue recognition timing adjustments	811
Foreign withholding taxes	189

Total revenue restatement adjustments	3,081

License revenue, as restated	$38,144

        Arrangements outside of contractual terms—Through the course of the audit committee investigation, instances of unauthorized side arrangements with customers were identified. Generally, these side arrangements were executed contemporaneously with the software license transaction and provided customers with various rights that were not considered in the original revenue recognition assessment. The consideration provided to customers included terms such as (i) rights to terminate the arrangement; (ii) variable pricing; (iii) rights to unspecified future products; and (iv) commitments made by the Company to provide consideration in the future. Had these elements to the arrangements been taken into consideration or known at the time the transactions were recorded, a portion or all of the revenue would have been deferred until the contingencies had lapsed, the additional products were provided, or other consideration was provided by the Company. Accordingly, the Company has restated revenue on these transactions for the three months ended September 30, 2003 to properly reflect all elements of the transactions.

        Restatement to sell-through basis of revenue recognition—The Company sells certain of its products through distributors and other resellers. Previously, business arrangements with the Company's distributors and resellers were believed to require payment within a customary collection period and provide no return rights. Accordingly, revenue was recognized upon shipment, on a sell-in or upfront basis, given that management believed all other criteria of SOP No. 97-2 had been met. The Company has determined that, as sales pertained to distributors or resellers, it did not meet the criteria of SOP No. 97-2 that required the vendor's obligation to the buyer to be complete and the fees to be fixed or determinable at the time of product shipment. The Company had provided concessions to various distributors and resellers, including return rights outside the contractual terms, and in some instances facilitated the resale of the Company's software by its distributors. In addition, in some instances, distributors and resellers were not obligated to pay for delivered software licenses until they had been sold through to an end user. Accordingly, the Company has adjusted revenue on all distributor and reseller transactions for the three months ended September 30, 2003 to reflect the sell-through or consignment basis of revenue recognition.

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

        Foreign withholding taxes—Software license and maintenance revenues earned from customers in Japan which were previously recorded net of the 10% Japanese withholding taxes are being restated for the three months ended September 30, 2003 to record the gross amount of the revenue and the related 10% income tax expense.

Impact of the Financial Statement Adjustments on the Consolidated Condensed Statement of Operations

        The following table presents the impact of the financial statement adjustments on the Company's previously reported consolidated condensed statement of operations for the three months ended September 30, 2003 (in thousands, except per share data).

Consolidated Condensed Statement of Operations

	Three Months, Ended September 30, 2003
	As Previously Reported	As Restated
Software licenses	$35,063	$38,144
Service and other	41,951	42,265

Total revenues	77,014	80,409
Cost of software licenses	3,617	3,617
Cost of service and other	24,632	24,382
Amortization of technology related intangibles	1,832	1,832

Total Cost of Revenues	30,081	29,831

Gross Profit	46,933	50,578
Operating costs:
Selling and marketing	23,874	23,957
Research and development	16,006	16,006
General and administrative	6,908	6,872
Gain on sales of assets	—	(302)

Total operating costs	46,788	46,533

Income from operations	145	4,045
Other income (expense), net	(228)	(691)
Interest income, net	722	682

Income before provision for income taxes	639	4,036
Provision for income taxes	(188)	(411)

Net income	451	3,625
Accretion of preferred stock discount and dividend	3,852	3,852

Net income applicable to common shareholders	$4,303	$7,477

Basic net income per share applicable to common shareholders	$0.11	$0.19

Diluted net income per share applicable to common shareholders	$0.10	$0.15

Weighted average shares outstanding—Basic	39,772	39,772

Weighted average shares outstanding—Diluted	59,437	59,437

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN AMENDMENT NO. 1 ON FORM 10-K/A TO OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2004. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK" AND ELSEWHERE IN THIS QUARTERLY REPORT.

        The following discussion and analysis gives effect to the restatement discussed in Note 12 to the Consolidated Condensed Financial Statements.

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

Divestitures

        In June 2002, we received a letter from the FTC notifying us that it had commenced an investigation of the competitive effects of the Hyprotech acquisition. On August 7, 2003, the FTC announced that it had authorized its staff to file a civil administrative complaint alleging that our acquisition of Hyprotech was anti-competitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. The FTC staff filed its complaint the same day. On December 21, 2004, the Federal Trade Commission approved a consent decree with us, which consent decree constitutes a complete and final settlement of the FTC's complaint against us relating to our acquisition of Hyprotech in May 2002. The FTC's approval also constitutes approval of the transactions contemplated by the purchase and sale agreement that we and our subsidiaries Hyprotech Company, AspenTech Canada Ltd., AspenTech Ltd. and Hyprotech UK Ltd. entered into on October 6, 2004 with Honeywell International, Inc. and its subsidiaries Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee, as well as the transactions contemplated by the purchase and sale agreement that we entered into with Bentley Systems Incorporated.

        The sale of the AXSYS product line to Bentley Systems Incorporated was completed on July 21, 2004. We do not retain any rights to the AXSYS product line, and, through July 20, 2006, we are prohibited from soliciting business to replace AXSYS licenses held by certain customers, although we may accept Zyqad orders from such customers so long as we do not violate our non-solicitation obligations.

        The sale of our operator training business and ownership of rights to the intellectual property to the Hyprotech engineering products to Honeywell were completed on December 23, 2004. Under the terms of the transactions with Honeywell we retain a perpetual, worldwide, royalty-free license to the entire Hyprotech engineering software product line and have the right to continue to develop and sell the Hyprotech engineering products, other than AXSYS, which was sold to Bentley Systems; we agreed not to compete in the operator training business for three years; we retain our customer licenses for HYSYS and related products; we entered into a two-year support agreement to provide Honeywell with source code to new releases of the Hyprotech products provided to customers under standard software maintenance services agreements; we agreed to a cash payment of approximately $6.0 million from Honeywell to us, $1.2 million of which will be released to us in six months from the closing less any adjustments for uncollected billed accounts receivable and unbilled accounts receivable; and we transferred and Honeywell assumed, as of the closing date, approximately $4 million in accounts receivable relating to the operator training business.

Significant Events—Three Months Ended September 30, 2004

        During the three months ended September 30, 2004, we recorded $21.5 million in restructuring charges and FTC legal costs. Of this amount, $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. The remaining $7.3 million related to an extension of a prior restructuring plan.

        On July 21, 2004, we completed the sale of the AXSYS product line to Bentley Systems as set forth in the FTC consent decree. We did not retain any rights to the AXSYS product line, and, through July 20, 2006, are prohibited from soliciting business to replace AXSYS licenses held by certain customers, although we may accept Zyqad orders from such customers so long as we do not violate our non-solicitation obligations. We recorded a gain of $0.3 million in the accompanying consolidated condensed statement of operations for the three months ended September 30, 2004 associated with the sale of this product line.

Summary of Restructuring Accruals

  Fiscal 2004 and Fiscal 2005

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

        During the three months ended September 30, 2004, we recorded a $14.4 million charge related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004.

        As of September 30, 2004, there was $13.1 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Impairment of Assets	Total
Accrued expenses, June 30, 2004	$ 12,049	$ 911	$ —	$ 12,960
Restructuring charge	9,132	4,349	968	14,449
Impairment of assets	—	—	(968)	(968)
Payments	(10,588)	(2,717)	—	(13,305)

Accrued expenses, September 30, 2004	$ 10,593	$ 2,543	$ —	$ 13,136

Expected final payment date	September 2112	June 2005

Fiscal 2003

        In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, we revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which has been affected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.1 million. During fiscal 2004, we recorded a $4.9 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations. In September 2004, we recorded a $7.3 million increase to the accrual due to a change in the estimate of the facility vacancy term, extending to the term of the lease.

        As of September 30, 2004, there was $14.3 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Accrued expenses, June 30, 2004	$ 6,725	$292	$ 676	$ 7,693
Change in estimate—Revised plan	7,303	—	(38)	7,265
Payments	(565)	—	(138)	(703)

Accrued expenses, September 30, 2004	$ 13,463	$292	$ 500	$ 14,255

Expected final payment date	February 2111	April 2005	April 2005

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

        As of September 30, 2004, there was $0.8 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2004	$1,683	$308	$1,991
Payments	(298)	(82)	(380)

Accrued expenses, September 30, 2004	$1,385	$226	$1,611

Expected final payment date	December 2010	April 2005

Fiscal 1999

        In the fourth quarter of fiscal 1999, we undertook certain actions to restructure our business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of our core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. In September 2004, we recorded a revision to the restructuring accrual due to revisions in sub-lease assumptions.

        As of September 30, 2004, there was $45,000 remaining in accrued expenses relating to the restructuring. During the three months ended September 30, 2004, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2004	$ 90
Change in estimate—revised sub-lease assumptions	(47)
Sublease receipts, net of lease payments	2

Accrued expenses, September 30, 2004	$ 45

Expected final payment date	December 2004

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

        Our management uses its judgment concerning the satisfaction of these criteria, particularly the criteria relating to the determination of whether the fee is fixed and determinable and the criteria relating to the collectibility of the receivables, particularly the installments receivable, relating to such sales. In addition, our management uses its judgment in applying these two criteria to reseller transactions, in which revenue is recognized upon delivery to the end user, and the determination of whether the fee is fixed or determinable and whether collection if probable is more difficult. Should changes and conditions cause management to determine that these criteria are not met for certain future transactions, all or substantially all of the software license revenue recognized for such transactions could be deferred.

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

        The timing and size of any future impairment charges involves the application of management's judgment and estimates and could result in the impairment of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $70.9 million as of September 30, 2004.

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

Results of Operations

        The following table sets forth the percentages of total revenues represented by certain consolidated condensed statement of operations data for the periods indicated:

	Three Months Ended September 30,
	2004	2003
Software licenses	39.9%	47.4%
Service and other	60.1	52.6

Total revenues	100.0	100.0
Cost of software licenses	6.2	4.5
Cost of service and other	34.9	30.3
Amortization of technology related intangible assets	2.8	2.3

Total Cost of Revenues	44.0	37.1
Gross Profit	56.0	62.9
Operating costs:
Selling and marketing	35.4	29.8
Research and development	19.3	19.9
General and administrative	16.5	8.5
Restructuring charges and FTC legal costs	34.0	—
Gain on sales and disposals of assets	(0.6)	(0.4)

Total operating costs	104.5	57.9
Income from operations	(48.5)	5.0
Other income (expense), net	(0.6)	(0.9)
Interest income, net	1.0	0.9

Income before provision for income taxes	(48.1)%	5.0%

Comparison of the Three Months Ended September 30, 2004 and 2003

Total Revenues

        Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for the three months ended September 30, 2004 decreased 21.3% to $63.3 million from $80.4 million in the three months ended September 30, 2003. Total revenues from customers outside the United States were $40.4 million or 63.8% of total revenues for the three months ended September 30, 2004 as compared to $39.0 million or 48.5% of total revenues for the three months ended September 30, 2003. The geographical mix of revenues can vary from period to period.

Software License Revenues

        Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. Software license revenues represented 39.9% of total revenues for the three months ended September 30, 2004 compared to 47.4% for the three months ended September 30, 2003. Revenues from software licenses in the three months ended September 30, 2004 decreased 33.7% to $25.3 million from $38.1 million in the three months ended September 30, 2003. This decrease was primarily due to distractions caused by the ongoing uncertainty of the FTC proceedings, changes in sales management, and delays in purchasing from customers interested in licensing manufacturing/supply chain products. For the three months ended September 30, 2004 and 2003, approximately 70% and 30% of our license revenue was derived from products in the engineering product line and manufacturing/supply chain product line, respectively.

Service and Other Revenues

        Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended September 30, 2004 decreased 10.1% to $38.0 million from $42.3 million for the three months ended September 30, 2003. This decrease was attributable primarily to the consulting services business. Consulting services decreased due to the general low-level of licenses of our manufacturing/supply chain products during the two most recent fiscal years. Our consulting services are more heavily linked to the implementation of our manufacturing/supply chain products than they are to our engineering products.

Cost of Software Licenses

        Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging. Cost of software licenses for the three months ended September 30, 2004 increased 9.0% to $3.9 million from $3.6 million for the three months ended September 30, 2003. Cost of software licenses as a percentage of revenues from software licenses increased to 15.6% for the three months ended September 30, 2004 from 9.5% for the three months ended September 30, 2003. The cost increase was primarily due to an increase in amortization of computer software development costs of $0.4 million related to the release of AES 12.1 during the three months ended December 31, 2003.

Cost of Service and Other

        Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for the three months ended September 30, 2004 decreased 9.3% to $22.1 million from $24.4 million for the three months ended September 30, 2003. Cost of service and other, as a percentage of revenues from service and other, increased to 58.2% for the three months ended September 30, 2004 from 57.7% for the three months ended September 30, 2003. The decrease in cost was primarily due to decreased payroll costs of $1.9 million and facilities costs of $1.0 million related to reductions in headcount from the June 2004 restructuring plan. The costs of service and other as a percentage of service and other revenues are generally consistent from period to period.

Amortization of Technology Related Intangibles

        Amortization of technology related intangibles for the three months ended September 30, 2004 and 2003 was $1.8 million. As a percentage of total revenues, amortization of technology related intangibles was 2.8% for the three months ended September 30, 2004, as compared to 2.3% for the three months ended September 30, 2003.

Selling and Marketing Expenses

        Selling and marketing expenses for the three months ended September 30, 2004 decreased 6.6% to $22.4 million from $24.0 million for the three months ended September 30, 2003, while increasing as a percentage of total revenues to 35.4% from 29.8%. The decrease in dollars was primarily due to a $1.7 million decrease in commission expense directly attributable to the decrease in license revenue over the same periods.

Research and Development Expenses

        Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Research and development expenses for the three months ended September 30, 2004 decreased 23.9% to $12.2 million from $16.0 million for the three months ended September 30, 2003, and decreased as a percentage of total revenues to 19.3% from 19.9%. The decrease was primarily attributable to a $1.0 million decrease in salary and benefit costs and a $0.7 million decrease in facilities costs associated with the reductions in headcount from the June 2004 restructuring plan, as well as a $0.5 million decrease in consulting fees.

        We capitalized software development costs that amounted to 19.6% of our total research and development costs during the three months ended September 30, 2004, as compared to 9.6% during the three months ended September 30, 2003. This increase was due to the completion of product development activity related to AspenOne, which was released in December 2004.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of other intangible assets. General and administrative expenses for the three months ended September 30, 2004 increased 51.7% to $10.4 million from $6.9 million for the three months ended September 30, 2003, and increased as a percentage of total revenues to 16.5% from 8.5%. This increase was attributable primarily to the effect of $1.5 million in litigation defense and settlement costs related to KBC and $2.3 million of other litigation defense costs recorded in September 2004.

Restructuring Charges and FTC Legal Costs

        During the three months ended September 30, 2004, we recorded $21.5 million in restructuring charges and FTC legal costs. Of this amount, $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that were not completed prior to June 30, 2004, as well as $7.3 million in revisions to prior restructuring accruals, offset in part by a $0.2 million adjustment related to revised estimates of FTC legal costs.

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

        We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any one year is the result of the implicit interest rate established by us on installment contracts and the size of the contract portfolio. Interest income for the three months ended September 30, 2004 decreased 16.4% to $1.7 million from $2.1 million for the three months ended September 30, 2003. This decrease primarily was due to the aggressive collection of receivables and the increased sale of receivables, resulting in a decrease in the installments receivable balance.

Interest Expense

        Interest expense is generated from interest charged on our convertible debentures, notes payable and capital lease obligations. Interest expense was $1.1 million for the three months ended September 30, 2004 and $1.4 million for the three months ended September 30, 2003. This decrease in interest expense resulted from the elimination of interest bearing debt, such as the payment of the obligation to Accenture in August 2003 and the repurchase and retirement of a portion of our convertible debentures.

Tax Rate

        The tax benefit recorded during the three months ended September 30, 2004 related to losses incurred in foreign locations. We did not record a domestic income tax benefit for the three months ended September 30, 2004, as we provided a full valuation against the domestic tax net operating loss carryforwards that were generated during the period. The effective tax rate used for the three months ended September 30, 2003 was approximately 30% of pretax income (loss).

Liquidity and Capital Resources

        During the three months ended September 30, 2004, operating activities used $12.7 million of cash primarily due to the operating loss and cash payments related to the restructuring, offset by the sale of installments receivable. Investing activities used $3.9 million of cash as a result of the purchase of property and equipment and the capitalization of computer software development costs. Financing activities provided $1.7 million of cash primarily due to the issuance of shares under our employee stock purchase plan and due to the exercise of stock options.

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

        We have had arrangements to sell installments receivable to three financial institutions, General Electric Capital Corporation, Fleet Business Credit Corporation and Silicon Valley Bank. During the three months ended September 30, 2004 and 2003, we sold $25.6 million and $16.9 million of installments receivable, respectively. As of September 30, 2004, there was approximately $64 million in additional availability under the arrangements. We expect to continue to have the ability to sell receivables, as the collection of the sold receivables will reduce the outstanding balance, and the availability under the arrangements can be increased. At September 30, 2004, we had a partial recourse obligation that was within the range of $1.4 million to $3.5 million.

        In January 2003, we executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (1) $15.0 million or (2) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (1) $10.0 million or (2) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (4.75% at September 30, 2004). We need to maintain a $4.0 million compensating cash balance with the bank, or we will be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of September 30, 2004, there were $8.6 million in letters of credit outstanding under the line of credit, and there was $6.1 million available for future borrowing. As of December 31, 2004, we were in default of the tangible net worth covenant. On January 28, 2005, we executed an amendment to the Loan Arrangement that adjusted the terms of certain financial covenants, cured the default as of December 31, 2004, and extended the expiration date of the arrangement to April 1, 2005. We are currently negotiating a renewal of this facility with the bank.

        As of September 30, 2004, we had cash and cash-equivalents totaling $92.6 million. Our commitments as of September 30, 2004, consisted primarily of the maturity of the convertible debentures on June 15, 2005, royalty commitments owed to Accenture, capital lease obligations, and leases on our headquarters and other facilities. Other than these, there were no other commitments for capital or other expenditures. Our obligations related to these items at September 30, 2004 are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$9,558	$10,489	$9,561	$8,186	$7,597	$25,273	$70,664
Capital leases and debt obligations	1,388	963	224	183	181	401	3,340
Accenture royalty commitment	3,720	—	—	—	—	—	3,720
Maturity of convertible debentures	56,745	—	—	—	—	—	56,745

Total commitments	$71,411	$11,452	$9,785	$8,369	$7,778	$25,674	$134,469

        We believe our current cash balances, together with availability of sales of our installment contracts and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties, due to normal operations or securities litigation. In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

Risks Related to Recent Accounting Investigations and Reviews

We have identified a material weakness in our internal controls with respect to software license revenue recognition that, if not remedied effectively, could result in material misstatements in our financial statements in future periods and our stock price could fall.

        In October 2004, the audit committee of our board of directors began an investigation into the accounting treatment of a number of transactions we entered into with alliance partners and other customers during our fiscal years ended June 30, 2000 through 2002. Based on a report by the audit committee to our board in connection with the investigations and on a report by Deloitte & Touche LLP, our independent registered public accounting firm, to the audit committee in connection with the preparation of the restated financial statements included in an amendment to our Annual Report on Form 10-K as filed with the SEC on March 15, 2005, we concluded that as of September 30, 2004 a material weakness existed in the design and operation of our internal controls over financial reporting with respect to software license revenue recognition. A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

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

        Based on the reports of the audit committee and our independent registered public accounting firm, we are implementing a number of policies and procedures designed to address the material weaknesses and reportable conditions described above. We believe these initiatives, which we expect to complete by June 30, 2005, will address and resolve the material weakness in our internal controls with respect to software license revenue recognition. If these remedial initiatives are insufficient to address this material weakness, however, our financial statements may contain material misstatements, we may fail to meet our future reporting obligations on a timely basis, we may be subject to class action litigation, and our common stock may be delisted from the Nasdaq National Market. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

Our assessment of the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act may identify additional material weaknesses, which, if not remediated effectively, could result in material misstatements in our financial statements in future periods.

        Pursuant to rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act, we are required to include in our future Form 10-K filings, beginning with our Form 10-K for our fiscal year ending June 30, 2005, a report by our management on our internal control over financial reporting, along with a report by our independent auditors attesting as to management's internal control report. We have undertaken a program, deploying internal and external resources, to document, test and assess the effectiveness of our internal control over financial reporting, but there can be no assurance that we will complete our documentation, testing and assessment by the filing date for our annual report on Form 10-K for fiscal year 2005. We are focusing our efforts on those control processes that are most significant to our business and financial reporting. There can be no assurance, however, that there will be sufficient time and resources available before the filing date for this Form 10-K for our independent auditors and us to complete the assessment and testing of all of our key business processes, consistent with the Committee of Sponsoring Organization Standards. We are subject to the internal control report rules for the first time in fiscal 2005 and, therefore, have no experience predicting the time required to comply with their requirements. Our internal controls assessment may identify material weaknesses in addition to the ones we have previously disclosed. Consequently, our financial statements may contain material misstatements, we may fail to meet our future reporting obligations on a timely basis, we may be subject to class action litigation, and our common stock may be delisted. In addition, our work may result in an attestation with an adverse, or a disclaimer of an, opinion from our independent auditors as to the adequacy of our internal control over financial reporting. Each of these consequences of our Section 404 assessment may have an adverse effect on investor perceptions of our company and cause a decline in the market price of our common stock.

We face risks related to securities litigation and investigations that could have a material adverse effect on our business, financial condition and results of operations.

        Following the announcement in October 2004 of the investigation by the audit committee of our board of directors into the accounting treatment of certain software license transactions in prior fiscal years, we and certain of our former officers and directors were named as defendants in securities class action lawsuits filed in Massachusetts federal district court, alleging violations of the Exchange Act and claiming we made material misstatements concerning our financial condition. In addition, a derivative lawsuit alleging breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, was also filed in Massachusetts federal district court. Defending against existing and potential litigation relating to the restatement of our consolidated financial statements will likely require significant attention and resources of management. Regardless of the outcome, such litigation and investigation will result in significant legal expenses and may cause our customers, employees and investors to lose confidence in our company.

        On October 29, 2004, we announced that we had received a subpoena from the U.S. Attorney's Office for the Southern District of New York requesting documents relating to transactions to which the Company was a party during the 2000 to 2002 time frame, associated documents dating from January 1, 1999, and additional materials. We are cooperating fully with the subpoena requests and in the investigation by the U.S. Attorney's Office. However, we may in the future become the subject of investigation by other regulatory agencies such as the SEC.

        We may be required to indemnify our current and former directors and officers who are named as defendants in some of these lawsuits, and such indemnification commitments may be costly. Our director and officer liability insurance policies provide only limited liability protection relating to the securities class action and derivative lawsuits against us and certain of our officers and directors and may not cover director and officer indemnification. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, or if we are unable to achieve a favorable settlement of these lawsuits, our financial condition could be materially harmed. Increased premiums could materially harm our financial results in future periods. The inability to obtain this coverage due to prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any potential future liabilities ordinarily mitigated by director and officer liability insurance.

If we are not current in our SEC filings, we will face several adverse consequences.

        If we are unable to remain current in our financial filings, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements or pursuant to certain "private placement" rules of the SEC under Regulation D to any purchasers not qualifying as "accredited investors." We also will not be eligible to use a "short form" registration statement on Form S-3 for a period of 12 months after the time we become current in our filings. These restrictions may impair our ability to raise funds should we desire to do so and may adversely affect our financial condition.

Our common stock may be delisted from the Nasdaq National Market and transferred to the National Quotation Service Bureau, or "Pink Sheets," which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

        Nasdaq has notified us that we must timely file, without regard to any applicable 12b-25 extension period, all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before January 31, 2005. If we fail to keep current in our SEC filings or to comply with Nasdaq's continued listing requirements, our common stock may be delisted from the Nasdaq National Market and subsequently would trade on the Pink Sheets. The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets would materially adversely affect our access to the capital markets, and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or "blue sky" laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we are delisted in the future from the Nasdaq National Market and transferred to the

Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest in our company.

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

New accounting standards or interpretations of existing accounting standards could adversely affect our operating results.

        Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the AICPA, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

        For example, we recognize software license revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. The AICPA and the SEC continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements.

        Certain factors have in the past and may in the future cause us to defer recognition for license fees beyond delivery, such as the inclusion of material non-standard terms in our licensing agreements. Because of these factors and other specific requirements under accounting principles generally accepted in the United States for software revenue recognition, we must have very precise terms in our software arrangements in order to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we may accept terms and conditions that do not permit revenue recognition at the time of delivery.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. We expect to adopt SFAS No. 123R using the Statement's modified prospective application method. Adoption of SFAS No. 123R is expected to increase stock compensation expense. Assuming the continuation of current programs, our preliminary estimate is that additional stock compensation expense for fiscal 2006 will be in the range of $4 million to $5 million. In addition, SFAS No. 123R requires that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.

We face increased competition as a result of the sale of our operator training business and Hyprotech intellectual property to Honeywell International and the settlement of the KBC proceedings, in addition to competition we have faced in the past, and if we do not compete successfully, we may lose market share.

        As a result of the consent decree we entered into with the FTC and the related transactions with Honeywell and Bentley Systems described in "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations," we transferred our AXSYS product line, our operator training business, and rights to the intellectual property of the Hyprotech product line. The ability of Honeywell International to compete against our Hyprotech engineering product, the loss of our and operator training business, the ability of Bentley Systems to compete against our Zyqad product line, and the increased costs of our support obligations to Honeywell under the two year support agreement may have a material adverse effect on our operations. The Hyprotech engineering products are material to our current business and strategy, and any decrease in our revenues from these products may have a material adverse impact on our results of operations. Because Honeywell may license the Hyprotech engineering products on more favorable terms than we may offer, sell the Hyprotech engineering products to companies that are customers of both Honeywell and us, and bundle the Hyprotech engineering products with its other products for the process industries, Honeywell may harm our ability to compete in the marketplace, including our ability to negotiate license renewals with our current customers.

        In addition, as part of our settlement with KBC Advanced Technologies, we agreed to recognize KBC's right to develop, market and license HYSYS.Refinery, KBC's refinery-wide simulation product which competes with our refinery-wide simulation product, Aspen RefSYS. As a result of this settlement, increased competition from KBC may harm our market share and our revenues.

        In addition, our markets in general are highly competitive. Our engineering software competes with products of other businesses such as Simulation Sciences (a division of Invensys), Chemstations, Bentley Systems, ABB, MDC Technology, Aveva Group (formerly Cadcentre), WinSim (formerly ChemShare) and Process Systems Enterprise. Our manufacturing/supply chain software competes with products of companies such as Honeywell, Invensys, ABB, Rockwell, i2 Technologies, Manugistics and components of SAP's supply chain offering. As we expand our engineering solutions into the collaborative process lifecycle management market and the EOM market, we may face competition from companies that we have not typically competed against in the past or competition from companies in areas where we have not competed in the past, such as Agile, Parametric Technology, SAP, Honeywell, ABB, Invensys, Siemens and EDS. We also face competition in all areas of our business from large companies in the process industries that have internally developed their own proprietary software solutions.

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

If economic conditions and the markets for our products do not continue to improve, sales of our product lines, particularly our manufacturing and supply chain product suites, will be adversely affected.

        Adverse changes in the economy and global economic and political uncertainty have previously caused delays and reductions in information technology spending by our customers and a consequent deterioration of the markets for our products and services, particularly our manufacturing/supply chain product suites. If adverse economic conditions worsen or do not continue to improve, we will experience further reductions, delays, and postponements of customer purchases that will negatively impact our revenue and operating results. If economic and political conditions and the market for our products do not continue to improve and our revenues decline, our business could be harmed, and we may not be able to further reduce our costs to align them with these decreased revenues.

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

        Our ability to establish and maintain a position of technology leadership in the highly competitive software market depends in large part upon our ability to attract and retain highly qualified managerial, sales and technical personnel. We have recently had a number of changes in our senior management. We announced the resignation of our senior vice president of global sales in August 2004 and the resignation of our president and chief executive officer in November 2004, and we also announced the retirement from our board of directors of Mr. Lawrence B. Evans, our founder who was serving as chairman of our board, in January 2005. Mr. Mark Fusco, who became our president and chief executive officer on January 3, 2005, had been serving as a member of our board of directors for one year and has not previously served as the chief executive officer of a publicly traded company. In addition, several of our executive officers have not entered into an employment agreements with us. In the future, we may experience the departure of senior executives due to competition for talent from start-ups and other companies. Our future success depends on a continued, successful management transition and will also depend on our continuing to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

Our repayment obligations under our convertible debentures could have a material adverse effect on our financial condition.

        As of March 1, 2005, we had outstanding $56,745,000 in aggregate principal amount of our 5 1/4% convertible subordinated debentures that will mature on June 15, 2005. We will be required to dedicate a substantial portion of our cash flows from operations, including from the sale of receivables, to repay the principal of and interest on the outstanding convertible debentures. Our repayment of the convertible debentures will reduce the cash we have available to fund operations, research and product development, capital expenditures and other general corporate purposes. We have incurred net losses in the past and may incur losses in the future that may impair our ability to generate the cash required to meet our obligations under the convertible debentures. If we cannot generate sufficient cash to meet these obligations, we may be required to incur additional indebtedness or raise additional capital.

We may need to raise additional capital in the future and may not be able to secure adequate funds on terms acceptable to us or at all.

        We expect that our current cash balances, cash-equivalents, short-term investments, proceeds from sales of installment contracts, funds available under our bank line of credit, and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may need to obtain additional financing thereafter or earlier, however, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses, including those related to the class action lawsuits or their outcome or settlement, or other unforeseen difficulties.

        Our sales of receivables are an important part of our cash management program. Historically, we have had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation, and in December 2003 we entered into a third such arrangement with Silicon Valley Bank. These contracts represent amounts due over the life of existing term licenses. During the three months ended September 30, 2004, our installments receivable balance decreased to $80.5 million at September 30, 2004 from $90.8 million at June 30, 2004. Under the three arrangements, we sold installments receivable of $25.6 million during the three months ended September 30, 2004. Our ability to continue these arrangements or replace them with similar arrangements is important to maintain adequate funding.

        Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. In addition, the uncertain outcome of the class action lawsuits impairs our ability to obtain additional financing. Until these lawsuits are resolved, or if any resolution is materially adverse to us, we expect our ability to obtain additional financing will be substantially impaired. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

The holders of our Series D preferred and WB and WD warrants own a substantial portion of our capital stock that may afford them significant influence over our affairs.

        As of September 30, 2004, the Series D preferred (as converted to common stock) represented 42.0% of our outstanding common stock and the WB and WD warrants were exercisable for a number of shares representing 9.3% of our outstanding common stock (ignoring certain limitations on the ability to convert such shares or exercise such warrants). As a result, the holders of the Series D preferred and the WB and WD warrants, if acting together, would have the ability to delay or prevent a change in control of our company that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

  •
  any amendment of our certificate of incorporation or bylaws;

  •
  the approval of some mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

  •
  the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

        In addition, the holders of the Series D-1 preferred have elected three of our non-employee board members. Accordingly, the holders of our Series D-1 preferred may be able to exert substantial influence over matters submitted for board approval.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Information relating to quantitative and qualitative disclosure about market risk is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements, and below under the caption "Foreign Exchange and Hedging."

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

        Principal (Notional) Amounts by Expected Maturity in U.S. Dollars ($ in thousands)

	Fair Value at September 30, 2004	Maturing in FY2005
Cash Equivalents	$92,555	$92,555
Weighted Average Interest Rate	1.24%	1.24%

Impact of Foreign Currency Rate Changes

        During the first three months of fiscal 2005, the U.S. dollar generally remained stable as compared to the Asia/Pacific, European and Canadian currencies. The translation of our intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts and installment receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

        We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $26.1 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Euro and Canadian currencies, which represented underlying customer accounts receivable transactions at September 30, 2004. At September 30, 2004 and 2003, the foreign exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and losses related to these instruments for the three months ended September 30, 2004 and 2003 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

        The following table provides information about our foreign exchange forward contracts at September 30, 2004. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at September 30, 2004.

Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

Currency	Average Contract Rate	Forward Amount in U.S. Dollars (in thousands)	Contract Origination Date	Contract Maturity Date
Euro	0.83	$14,782	Various: Oct 03—Sep 04	Various: Oct 04—Aug 05
Japanese Yen	107.87	6,367	Various: Apr 02—Aug 04	Various: Oct 04—Aug 05
Canadian Dollar	1.36	2,735	Various: Oct 03—Sep 04	Various: Oct 04—Jul 05
Swiss Franc	1.23	1,271	Jul 04	Various: Jan 05—Jul 05
British Pound Sterling	0.57	944	Various: Oct 03—Aug 04	Various: Oct 04—Jul 05

Total		$26,099

Item 4. Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of September 30, 2004.

        As part of this evaluation, our management considered a report provided under interim standards established by the Public Company Accounting Oversight Board ("PCAOB") regarding certain elements of our system of internal controls made in September 2004 to our board's audit committee by our independent registered public accounting firm, Deloitte & Touche LLP, of a "material weakness" with respect to our controls and procedures involving accounting for taxes. Deloitte & Touche LLP noted errors in (a) our computations of the provision for sales taxes, (b) our computations of the domestic and foreign provision for income taxes, and (c) our computation and classification of deferred income taxes. Deloitte & Touche LLP also noted a "reportable condition" with respect to our property record-keeping processes that did not constitute a material weakness. This material weakness and reportable condition were previously disclosed in our Annual Report on Form 10-K as originally filed with the SEC on September 13, 2004. Reportable conditions under the PCAOB interim standards involve matters relating to significant deficiencies in the design or operation of the Company's internal control over financial reporting that could adversely affect the Company's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. A material weakness under the PCAOB interim standards is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

        In February 2005, as part of its previously described accounting investigation, the audit committee made a report to our board relating to certain accounting and internal controls issues. In March 2005, in connection with its review of restated financial statements included in this Form 10-Q, Deloitte & Touche LLP made a report (again under the interim standards of the PCAOB regarding certain elements of our system of internal controls) to the audit committee of (1) a "material weakness" with respect to our software license revenue recognition controls and (2) a "reportable condition" with respect to our processes for recording restructuring accruals that did not constitute a material weakness. Our management considered both of these reports in re-evaluating our disclosure controls and procedures as of September 30, 2004 in connection with the filing of this Form 10-Q. Our management concluded that the following factors contributed significantly to the material weakness with respect to our software license revenue recognition controls:

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

        In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses in our internal controls over financial reporting described above, our disclosure controls and procedures were not effective as of September 30, 2004.

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

        Other than the foregoing initiatives, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act are attached as exhibits to this Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. This Item 4 should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

FTC Settlement

        On December 21, 2004, the Federal Trade Commission approved our proposed consent decree, which constituted a complete and final settlement of the FTC's complaint against us relating to our acquisition of Hyprotech in May 2002. The FTC's approval also constituted approval of the transactions contemplated by the purchase and sale agreement that we and our subsidiaries Hyprotech Company, AspenTech Canada Ltd., AspenTech Ltd. and Hyprotech UK Ltd. entered into on October 6, 2004 with Honeywell International, Inc. and its subsidiaries Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee.

        On July 21, 2004, we completed the sale of the AXSYS product line to Bentley Systems as set forth in the FTC consent decree. We did not retain any rights to the AXSYS product line, and, through July 20, 2006, we are prohibited from soliciting business to replace AXSYS licenses held by certain customers, although we may accept Zyqad orders from such customers so long as we do not violate our non-solicitation obligations.

        On December 23, 2004, we and our subsidiaries completed the transactions with Honeywell contemplated by the October 6, 2004 purchase agreement, which relates to the sale of our operator training business and ownership of rights to the intellectual property to the Hyprotech engineering products to Honeywell. Under the terms of the transactions:

  •
  we retain a perpetual, worldwide, royalty-free license to the entire Hyprotech engineering software product line and have the right to continue to develop and sell the Hyprotech engineering products, other than AXSYS which was sold to Bentley Systems;

  •
  we retain our customer licenses for HYSYS and related products;

  •
  our Aspen RefSYS and Aspen Oil & Gas solutions were not transferred as part of the transactions;

  •
  we agreed to a cash payment of approximately $6.0 million from Honeywell in consideration of the transfer of our operator training services business, our covenant not-to-compete in the operator training business for three years, and the transfer of ownership of the intellectual property of our Hyprotech engineering products, $1.2 million of which payment will be released to us in June 2005 (less any adjustments for uncollected billed accounts receivable and unbilled accounts receivable);

  •
  we transferred and Honeywell assumed, as of the closing date, approximately $4 million in accounts receivable relating to the operator training business; and

  •
  we have entered into a two-year support agreement with Honeywell under which we agreed to provide Honeywell with source code to new releases of the Hyprotech products provided to customers under standard software maintenance services agreements.

KBC Settlement

        On October 1, 2004, we, together with our subsidiaries AspenTech, Inc. and Hyprotech Company, entered into a Settlement Agreement with KBC Advanced Technologies Plc, KBC Advanced Technologies Inc. and AEA Technology Plc. Pursuant to the settlement agreement, the parties agreed to settle (1) the arbitration proceedings in England relating to a contract dispute involving the parties and (2) the legal proceedings filed by KBC in state district court in Houston, Texas against us and Hyprotech Company.

        As part of the settlement, KBC has agreed to recognize our right to develop, market and license Aspen RefSYS, and we have agreed to recognize KBC's right to develop, market and license HYSYS.Refinery, their respective refinery-wide simulation products. We also will license commercial, object code, copies of Aspen HYSYS, Aspen PIMS, and Aspen Orion to KBC for use as part of KBC's consulting services business, without the right to sublicense. In addition, we paid KBC $3.75 million in lieu of costs incurred in the dispute.

U.S. Attorney's Office Investigation

        On October 29, 2004, we announced that we had received a subpoena from the U.S. Attorney's Office for the Southern District of New York requesting documents relating to transactions to which we were a party during the 2000 to 2002 time frame, and associated documents dating from January 1, 1999, and additional materials. We intend to cooperate fully with the subpoena requests and in the investigation by the U.S. Attorney's Office.

Class Action Suits

        In November 2004, two putative class action lawsuits were filed against us in the United States District Court District of Massachusetts, captioned, respectively, Fener v. Aspen Technology, Inc., et. al., Civil Action No. 04-12375 (D. Mass.) (filed Nov. 9, 2004) and Stockmaster v. Aspen Technology, Inc., et. al., Civil Action No. 04-12387 (D. Mass.) (filed Nov. 10, 2004). The class actions allege, among other things, that we violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various statements about our financial condition for fiscal years 2000 through 2004. The time for the defendants to move, answer or otherwise respond to the complaints has been extended to sixty days following the filing of a consolidated amended complaint. On February 2, 2005, the Court consolidated the cases under the caption Aspen Technology, Inc. Securities Litigation, Civil Action No. 04-12375 (D. Mass.), and appointed The Operating Engineers and Construction Industry and Miscellaneous Pension Fund (Local 66) and City of Roseville Employees' Retirement System as lead plaintiff, purporting to represent a putative class of persons who purchased our common stock between January 25, 2000 and October 29, 2004. No consolidated amended complaint has been filed and no class has been certified. We believe that plaintiffs' claims lack merit and intend to litigate the dispute vigorously. We are currently unable to determine whether resolution of these matters will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters. However, the ultimate outcome could have a material adverse effect on our financial position or results of operations.

Derivative Action

        On December 1, 2004, a purported derivative action was filed in the United States District Court District of Massachusetts, captioned Caviness v. Evans, et. al., Civil Action No. 04-12524 (D. Mass.) against certain of our current and former directors and officers. The complaint alleges, among other things, that the former and current director and officer defendants caused us to issue false and misleading financial statements, and brings derivative claims for the following: (1) breach of fiduciary duty for insider trading; (2) breach of fiduciary duty; (3) abuse of control; (4) gross mismanagement; (5) waste of corporate assets; (6) unjust enrichment. We have moved to dismiss the complaint for failure to make a demand on our board and for failing to allege particularized facts showing why plaintiff's failure to make a demand should be excused. The time for plaintiff to respond to the motions to dismiss or, in the alternative, to file an amended complaint has been extended until March 30, 2005. We believe that plaintiff's claims lack merit and intend to litigate the dispute vigorously. We currently are unable to determine whether resolution of these matters will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters. However, the ultimate outcome could have a material adverse effect on our financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Description
10.1	Second Amendment to Non-Recourse Receivables Purchase Agreement, dated as of September 30, 2004, by and between Silicon Valley Bank and Aspen Technology, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(b)
Reports on Form 8-K

        On July 6, 2004, we filed a current report on Form 8-K announcing under Item 5 the Company's proposed consent decree to settle the FTC's proceedings against us relating to our acquisition of Hyprotech.

        On July 16, 2004, we filed a current report on Form 8-K announcing under Item 5 that the Company's proposed consent decree to settle the FTC's proceedings against us relating to our acquisition of Hyprotech had been accepted for public comment by the FTC commissioners.

        On August 4, 2004, we filed a current report on Form 8-K announcing the resignation of Wayne Sim, our former Senior Vice President—Operations and Chief Product Officer, effective as of August 15, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: March 15, 2005	By:	/s/ MARK FUSCO Mark Fusco President and Chief Executive Officer
Date: March 15, 2005	By:	/s/ CHARLES F. KANE Charles F. Kane Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Second Amendment to Non-Recourse Receivables Purchase Agreement, dated as of September 30, 2004, by and between Silicon Valley Bank and Aspen Technology, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
SIGNATURES
EXHIBIT INDEX