Form 10-Q
period 2004-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2005-03-15
CIK 929940

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED DECEMBER 31, 2004
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐    No ☒

        Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of March 10, 2005, there were 42,746,227 shares of the registrant's common stock (par value $0.10 per share) outstanding.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	51
Item 4. Controls and Procedures	52
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings	55
Item 6. Exhibits and Reports on Form 8-K	57
SIGNATURES	58

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASPEN TECHNOLOGY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and in thousands)

	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$86,887	$107,677
Accounts receivable, net	50,431	50,874
Unbilled services	10,669	15,518
Current portion of long-term installments receivable, net	28,573	25,244
Deferred tax asset	276	31
Prepaid expenses and other current assets	10,297	10,084

Total current assets	187,133	209,428
Long-term installments receivable, net	57,132	65,527
Property and leasehold improvements, at cost	56,010	63,295
Accumulated depreciation and amortization	(39,655)	(44,631)

	16,355	18,664

Computer software development costs, net	16,998	16,863
Purchased intellectual property, net	1,013	1,295
Other intangible assets, net	15,941	19,571
Goodwill, net	14,769	14,736
Deferred tax asset	2,619	2,492
Other assets	3,117	3,158

	$315,077	$351,734

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$58,215	$58,595
Accounts payable and accrued expenses	70,206	83,115
Unearned revenue	20,997	18,051
Deferred revenue	26,699	33,462
Deferred tax liability	446	325

Total current liabilities	176,563	193,548
Long-term debt and obligations, less current maturities	1,368	1,952
Deferred revenue, less current portion	3,774	5,363
Deferred tax liability	4,242	4,220
Other liabilities	23,516	11,527
Redeemable Preferred Stock
Outstanding—363,364 shares as of December 31, 2004 and June 30, 2004	113,877	106,761
Stockholders' equity (deficit):
Common stock
Outstanding—42,372,156 as of December 31, 2004 and 41,483,423 as of June 30, 2004	4,262	4,173
Additional paid-in capital	342,480	338,804
Accumulated deficit	(355,215)	(314,906)
Accumulated other comprehensive income	723	805
Treasury stock, at cost	(513)	(513)

Total stockholders' equity (deficit)	(8,263)	28,363

	$315,077	$351,734

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except for per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
		(As Restated, see Note 12)		(As Restated, see Note 12)
Software licenses	$36,732	$38,856	$62,005	$77,000
Service and other	34,893	42,886	72,890	85,151

Total revenues	71,625	81,742	134,895	162,151
Cost of software licenses	4,731	4,315	8,672	7,932
Cost of service and other	21,913	24,246	44,021	48,628
Amortization of technology related intangibles	1,778	1,842	3,552	3,674

Total Cost of Revenues	28,422	30,403	56,245	60,234

Gross Profit	43,203	51,339	78,650	101,917
Operating Costs:
Selling and marketing	23,401	23,651	45,776	47,608
Research and development	11,574	14,294	23,757	30,300
General and administrative	12,694	6,607	23,121	13,479
Restructuring charges and FTC legal costs	219	2,000	21,727	2,000
Loss (gain) on sales and disposals of assets	5	(377)	(357)	(679)

Total Operating Costs	47,893	46,175	114,024	92,708
Income (loss) from operations	(4,690)	5,164	(35,374)	9,209
Other income (expense), net	351	246	(42)	(445)
Interest income, net	657	855	1,311	1,537

Income (loss) before benefit from (provision for) income taxes and equity in earnings from joint ventures	(3,682)	6,265	(34,105)	10,301
Benefit from (provision for) income taxes	573	(1,578)	913	(1,989)
Equity in earnings from joint ventures	—	(100)	—	(100)

Net income (loss)	(3,109)	4,587	(33,192)	8,212
Accretion of preferred stock discount and dividend	(3,589)	(3,352)	(7,117)	500

Net income (loss) applicable to common shareholders	$(6,698)	$1,235	$(40,309)	$8,712

Basic net income (loss) per share applicable to common shareholders	$(0.16)	$0.03	$(0.96)	$0.22

Diluted net income (loss) per share applicable to common shareholders	$(0.16)	$0.02	$(0.96)	$0.19

Weighted average shares outstanding—Basic	42,153	40,175	41,974	39,967

Weighted average shares outstanding—Diluted	42,153	50,315	41,974	73,589

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended December 31,
	2004	2003
		(As Restated, see Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(33,192)	$8,212
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,094	13,862
Gain on sale of property	—	(170)
Asset impairment charges, write-offs under restructuring charges and asset sales and disposals	1,190	—
Deferred income taxes	(176)	374
Decrease in accounts receivable	1,142	14,794
Decrease (increase) in unbilled services	5,128	(983)
Decrease in installments receivable	5,085	24,209
Decrease (increase) in prepaid expenses and other current assets	(20)	4,577
Decrease in accounts payable and accrued expenses	(13,519)	(14,533)
Increase (decrease) in unearned revenue	2,752	(2,289)
Decrease in deferred revenue	(8,624)	(4,867)
Increase (decrease) in other liabilities	11,427	(4,977)

Net cash (used in) provided by operating activities	(15,713)	38,209
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(4,036)	(1,246)
Proceeds from sale of land	—	1,096
Decrease in other long-term assets	180	1,064
Increase in computer software development costs	(3,872)	(3,208)
Cash used in the purchase of a business, net of cash acquired	—	(200)

Net cash used in investing activities	(7,728)	(2,494)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Series D redeemable convertible preferred stock	—	89,341
Retirement of Series B redeemable convertible preferred stock	—	(30,000)
Payment of Series B redeemable convertible preferred stock dividend	—	(296)
Issuance of common stock under employee stock purchase plans	1,297	1,636
Exercise of stock options	1,932	2,041
Payment of amount owed to Accenture	—	(10,068)
Payments of long-term debt and capital lease obligations	(1,045)	(15,581)

Net cash provided by financing activities	2,184	37,073
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	467	586

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,790)	73,374
CASH AND CASH EQUIVALENTS, beginning of period	107,677	51,567

CASH AND CASH EQUIVALENTS, end of period	$86,887	$124,941

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.    Interim Condensed and Consolidated Financial Statements

        The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2004, which are contained in Amendment No. 1 to the Annual Report on Form on 10-K/A of Aspen Technology, Inc. (the Company), as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of June 30, 2004 has been derived from the consolidated financial statements. The results of operations for the three and six month periods ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2.    Sale of Installments Receivable

        Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rates utilized for the three and six months ended December 31, 2004 and 2003 were within the range of 7.5% to 8.0%.

        The Company has arrangements to sell certain of its installments receivable to three financial institutions. The Company sold, with limited recourse, certain of its installment contracts for aggregate proceeds of approximately $25.6 million and $51.2 million during the three and six months ended December 31, 2004, respectively, and $34.9 million and $51.8 million during the three and six months ended December 31, 2003, respectively. The financial institutions have certain recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions. Collections of these receivables reduce the Company's recourse obligations, as defined. Generally, no gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company and the financial institutions.

        At December 31, 2004, there was approximately $65 million of additional availability under the arrangements. The Company expects that there will be continued ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. The Company's potential recourse obligation related to these contracts is within the range of $1.4 million to $3.5 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

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

        At December 31, 2004, the Company had effectively hedged $23.1 million of installments receivable and accounts receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than to hedge foreign currency risk. The gross value of the installments receivable that were denominated in foreign currency was $22.2 million and $21.8 million at December 31, 2004 and 2003, respectively. The installments receivable held as of December 2004 mature at various times through March 2010.

        The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain accounts and installments receivable and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. During the three and six months ended December 31, 2004 and 2003 the net gain recognized in the consolidated statements of operations was not material. A small portion of the forward foreign currency exchange contract is designated to hedge the future interest income of the related receivables. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge. During the three and six months ended December 31, 2004 and 2003, net loss deferred in other comprehensive income was not material.

        The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of December 31, 2004. The information is provided in U.S. dollar amounts (in thousands), as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates (in thousands):

	Notional Amount	Estimated Fair Value*	Average Contract Rate
Euro	$14,081	$15,385	0.82
Japanese Yen	4,240	4,444	108.1
Canadian Dollar	2,674	2,835	1.35
Swiss Franc	1,271	1,325	1.23
British Pound Sterling	875	928	0.57

	$23,141	$24,917

*
The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of December 31, 2004. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company's banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income (loss) attributable to common shareholders (in thousands)—
As reported	$(6,698)	$1,235	$(40,309)	$8,712
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,913	2,098	2,728	11,435
Add: Stock-based compensation expense included in reported net income	537	—	537	—

Pro forma	$(8,074)	$(863)	$(42,500)	$(2,723)

Net income (loss) attributable to common shareholders per share—Basic
As reported	$(0.16)	$0.03	$(0.96)	$0.22

Pro forma	(0.19)	(0.02)	(1.01)	(0.07)

Net income (loss) attributable to common shareholders per share—Diluted
As reported	$(0.16)	$0.02	$(0.96)	$0.19

Pro forma	(0.19)	(0.02)	(1.01)	(0.07)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Risk free interest rates	3.49%	3.27%	3.49%	3.27–3.37%
Expected dividend yield	None	None	None	None
Expected life	5 Years	5 Years	5 Years	5 Years
Expected volatility	100%	99%	100%	99%—125%
Weighted average fair value per option	$4.43	$6.84	$4.43	$2.87

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income (loss) applicable to common shareholders	$(6,698)	$1,235	$(40,309)	$8,712
Plus: Impact of assumed conversions of series D preferred stock	—	—	—	5,013

Net income (loss) applicable to common shareholders, including assumed conversions	$(6,698)	$1,235	$(40,309)	$13,725

Basic weighted average common shares outstanding	42,153	40,175	41,974	39,967
Common stock equivalents	—	10,140	—	6,370
Incremental shares from assumed conversion of series D preferred stock	—	—	—	27,252

Diluted weighted average shares outstanding	42,153	50,315	41,974	73,589

Basic net income (loss) per share applicable to common shareholders	$(0.16)	$0.03	$(0.96)	$0.22

Diluted net income (loss) per share applicable to common shareholders	$(0.16)	$0.02	$(0.96)	$0.19

        The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Convertible preferred stock	36,336	36,336	36,336	—
Options and warrants	20,362	6,366	20,362	6,366
Convertible debt	1,071	1,392	1,071	1,392
Preferred stock dividend, to be settled in common stock	2,243	—	2,243	—

Total	60,012	44,094	60,012	7,758

6.    Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three and six months ended December 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income (loss)	$(3,109)	$4,587	$(33,192)	$8,212
Foreign currency adjustment	9	2,056	(82)	3,591

Comprehensive income (loss)	$(3,100)	$6,643	$(33,274)	$11,803

7.    Restructuring Charges and FTC Legal Costs

        Restructuring charges and FTC legal costs consist of the following (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Restructuring charges	$219	$—	$21,886	$—
FTC legal costs	—	2,000	(159)	2,000

	$219	$2,000	$21,727	$2,000

        During the three months ended September 30, 2004, the Company recorded $21.7 million in restructuring charges. Of this amount $14.4 million relates to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. The remaining $7.3 million related to an extension of a prior restructuring plan which was initiated in October 2002. During the three months ended December 31, 2004, the Company recorded another $0.2 million in restructuring charges related to accretion of the discounted restructuring accrual.

(a) Q4 FY04 and Q1 FY05

        In June 2004, the Company initiated a plan to reduce its operating expenses in order to better align its operating cost structure with the current economic environment and to improve its operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts, which occurred over several months. These actions resulted in the recording of restructuring charges of $23.8 million in the fourth quarter of fiscal 2004.

        During the three months ended September 30, 2004, the Company recorded a $14.4 million charge related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. During the three months ended December 31, 2004, the Company recorded another $0.2 million in restructuring charges related to accretion of the discounted restructuring accrual.

        As of December 31, 2004, there was $11.4 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the six months ended December 31, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Impairment of Assets	Total
Accrued expenses, June 30, 2004	$ 12,049	$ 911	$ —	$12,960
Restructuring charge	9,132	4,349	968	14,449
Impairment of assets	—	—	(968)	(968)
Payments	(10,588)	(2,717)	—	(13,305)

Accrued expenses, September 30, 2004	10,593	2,543	—	13,136
Payments	(530)	(1,414)	—	(1,944)
Restructuring charge—Accretion	216	3	—	219

Accrued expenses, December 31, 2004	$ 10,279	$ 1,132	$ —	$11,411

Expected final payment date	September 2112	June 2005

        The components of the additional restructuring activities completed in fiscal 2005 are as follows:

  Closure/consolidation of facilities:  Approximately $9.1 million of the restructuring charge relates to the closing of facilities and other lease related costs. These cost did not qualify for accrual as of June 30, 2004. The facility leases had remaining terms ranging from several months to seven years. The amount accrued is an estimate of the remaining obligation under the lease, reduced by expected income from the sublease of the underlying properties.

  Employee severance, benefits and related costs:  Approximately $4.4 million of the restructuring charge relates to the reduction in headcount. Approximately 112 employees, or 7% of the workforce, were eliminated under the restructuring plan implemented by management. These employees had not been notified as of June 30, 2004. A majority of the employees were located in North America and Europe. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

  Impairment of assets:  Approximately $1.0 million of the restructuring charge relates to charges associated with the impairment of fixed assets associated with the closed and consolidated facilities. These assets were reviewed for impairment in accordance with SFAS No. 144, and were considered to be impaired because their carrying values were in excess of their fair values.

(b) Q2 FY03

        In October 2002, management initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and in response to general economic uncertainties. In addition, the Company revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing / supply chain product line, which had been affected the most by economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.1 million. During fiscal 2004, the Company recorded a $4.9 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation and severance obligations. In September 2004, we recorded a $7.3 million increase to the accrual due to a change in the estimate of the facility vacancy term, extending to the term of the lease.

        As of December 31, 2004, there was $13.5 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the six months ended December 31, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Accrued expenses, June 30, 2004	$ 6,725	$292	$ 676	$7,693
Restructuring charge—Revised plan	7,303	—	(38)	7,265
Payments	(565)	—	(138)	(703)

Accrued expenses, September 30, 2004	13,463	292	500	14,255
Payments	(619)	(39)	(50)	(708)

Accrued expenses December 31, 2004	$12,844	$253	$ 450	$13,547

Expected final payment date	February 2111	April 2005	April 2005

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

        As of December 31, 2004, there was $1.1 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations and lease payments. During the six months ended December 31, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2004	$1,683	$308	$1,991
Payments	(298)	(82)	(380)

Accrued expenses, September 30, 2004	$1,385	$226	$1,611
Payments	(382)	(97)	(479)

Accrued expenses, December 31, 2004	$1,003	$129	$1,132

Expected final payment date	December 2010	April 2005

(d) Q4 FY99

        In the fourth quarter of fiscal 1999, the Company undertook certain actions to restructure its business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of the Company's core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. In September 2004, the Company recorded an adjustment to the restructuring accrual due to revisions in sublease assumptions.

        As of December 31, 2004, there was no remaining balance in accrued expenses relating to the restructuring. During the six months ended December 31, 2004, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2004	$90
Change in estimate—revised sub-lease assumptions	(47)
Sublease receipts, net of lease payments	2

Accrued expenses, September 30, 2004	45
Sublease receipts, net of lease payments	(45)

Accrued expenses, December 31, 2004	$—

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

        In the accompanying consolidated condensed statements of operations, the accretion of preferred stock discount and dividend consist of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Accrual of dividend on Series D preferred stock	$(2,646)	$(2,444)	$(5,240)	$(3,654)
Accretion of discount on Series D preferred stock	(943)	(908)	(1,877)	(1,359)
Accrual of dividend on Series B preferred stock	—	—	—	(296)
Accretion of discount on Series B preferred stock	—	—	—	(643)
Gain on retirement of Series B preferred stock	—	—	—	6,452

Total	$(3,589)	$(3,352)	$(7,117)	$500

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

Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments. The following table presents a summary of operating segments (in thousands):

	License	Consulting Services	Maintenance and Training	Total
Three Months Ended December 31, 2004—
Revenues from external customers	$36,732	$15,636	$19,257	$71,625
Controllable expenses	16,024	14,439	4,106	34,569

Controllable margin(1)	$20,708	$1,197	$15,151	$37,056

Three Months Ended December 31, 2003—
Revenues from external customers	$38,856	$23,555	$19,331	$81,742
Controllable expenses	16,380	16,534	3,639	36,553

Controllable margin,(1)	$22,476	$7,021	$15,692	$45,189

Six Months Ended December 31, 2004—
Revenues from external customers	$62,005	$34,754	$38,136	$134,895
Controllable expenses	31,491	29,549	7,795	68,835

Controllable margin(1)	$30,514	$5,205	$30,341	$66,060

Six Months Ended December 31, 2003—
Revenues from external customers	$77,000	$46,855	$38,296	$162,151
Controllable expenses	33,336	32,830	6,926	73,092

Controllable margin(1)	$43,664	$14,025	$31,370	$89,059

(1)
The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Total controllable margin for reportable segments	$37,056	$45,189	$66,060	$89,059
Selling and marketing	(19,813)	(21,280)	(38,674)	(42,181)
General and administrative and overhead	(21,709)	(17,122)	(41,390)	(36,348)
Restructuring and Other charges	(219)	(2,000)	(21,727)	(2,000)
Interest and other income and expense, net	1,003	1,478	1,626	1,771

Income (loss) before provision for income taxes and equity in earnings from joint ventures	$(3,682)	$6,265	$(34,105)	$10,301

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

12.    Restatement of Consolidated Condensed Financial Statements

        In October 2004, subsequent to the issuance of the Company's financial statements for the year ended June 30, 2004, the audit committee of the Company's board of directors commenced a detailed investigation of the accounting for certain software license and service agreement transactions entered into with certain alliance partners and other customers during fiscal years 2000 through 2002. The scope of the audit committee's investigation was later expanded to include certain transactions entered into during fiscal years 1999, 2003 and 2004. Based upon the audit committee's investigation, the audit committee and Company management determined that certain transactions entered into in fiscal years 1999 through 2002 were accounted for improperly, and concluded that license revenue associated with the transactions was misstated in fiscal years 1999 through 2004. Additionally, the audit committee and Company management concluded, based on information discovered during the investigation, that the accounting for software license sales to resellers should have been recorded on a sell-through or consignment basis of accounting rather than a sell-in or upfront basis of accounting, resulting in the deferral of license revenue from the period in which it was originally recorded to the period in which the software licenses were sold by the reseller to end users.

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

        As a result of the foregoing, the Company has restated its financial statements for the three and six months ended December 31, 2003. The foregoing restatement adjustments did not affect the Company's reported cash, cash equivalents and short-term investments balance during these reported periods.

Revenue and Expense Adjustments

        Set forth below, are the adjustments to the Company's previously issued statements of operations for the three and six months ended December 31, 2003.

Software license revenue

	Three Months Ended December 31, 2003	Six Months Ended December 31, 2003
	(In thousands)
License revenue, as previously reported	$37,759	$72,822
Revenue restatement adjustments:
Arrangements outside of contractual terms	645	1,991
Sell-through basis of revenue recognition	229	964
Revenue recognition timing adjustments	—	811
Foreign withholding taxes	223	412

Total revenue restatement adjustments	1,097	4,178

License revenue, as restated	$38,856	$77,000

  Arrangements outside of contractual terms—Through the course of the audit committee investigation, instances of unauthorized side arrangements with customers were identified. Generally, these side arrangements were executed contemporaneously with the software license transaction and provided customers with various rights that were not considered in the original revenue recognition assessment. The consideration provided to customers included terms such as (i) rights to terminate the arrangement; (ii) variable pricing; (iii) rights to unspecified future products; and (iv) commitments made by the Company to provide consideration in the future. Had these elements to the arrangements been taken into consideration or known at the time the transactions were recorded, a portion or all of the revenue would have been deferred until the contingencies had lapsed, the additional products were provided, or other consideration was provided by the Company. Accordingly, the Company has restated revenue on these transactions for the three and six months ended December 31, 2003 to properly reflect all elements of the transactions.

  Restatement to sell-through basis of revenue recognition—The Company sells certain of its products through distributors and other resellers. Previously, business arrangements with the Company's distributors and resellers were believed to require payment within a customary collection period and provide no return rights. Accordingly, revenue was recognized upon shipment, on a sell-in or upfront basis, given that management believed all other criteria of SOP No. 97-2 had been met. The Company has determined that, as sales pertained to distributors or resellers, it did not meet the criteria of SOP No. 97-2 that required the vendor's obligation to the buyer to be complete and the fees to be fixed or determinable at the time of product shipment. The Company had provided concessions to various distributors and resellers, including return rights outside the contractual terms, and in some instances facilitated the resale of the Company's software by its distributors. In addition, in some instances, distributors and resellers were not obligated to pay for delivered software licenses until they had been sold through to an end user. Accordingly, the Company has adjusted revenue on all distributor and reseller transactions for the three and six months ended December 31, 2003 to reflect the sell-through or consignment basis of revenue recognition.

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

  Foreign withholding taxes—Software license and maintenance revenues earned from customers in Japan which were previously recorded net of the 10% Japanese withholding taxes are being restated for the three and six months ended December 31, 2003 to record the gross amount of the revenue and the related 10% income tax expense.

Impact of the Financial Statement Adjustments on the Consolidated Condensed Statements of Operations

        The following table presents the impact of the financial statement adjustments on the Company's previously reported consolidated condensed statements of operations for the three and six months ended December 31, 2003 (in thousands, except per share data).

Consolidated Condensed Statements of Operations

	Three Months Ended December 31, 2003		Six Months Ended December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Software licenses	$37,759	$38,856	$72,822	$77,000
Service and other	42,661	42,886	84,612	85,151

Total revenues	80,420	81,742	157,434	162,151
Cost of software licenses	4,315	4,315	7,932	7,932
Cost of service and other	24,246	24,246	48,878	48,628
Amortization of technology related intangibles	1,842	1,842	3,674	3,674

Total Cost of Revenues	30,403	30,403	60,484	60,234

Gross Profit	50,017	51,339	96,950	101,917
Operating Costs:
Selling and marketing	23,589	23,651	47,463	47,608
Research and development	14,294	14,294	30,300	30,300
General and administrative	6,325	6,607	13,233	13,479
Restructuring charges and FTC legal costs	2,000	2,000	2,000	2,000
Gain on sales of assets	—	(377)	—	(679)

Total Operating Costs	46,208	46,175	92,996	92,708
Income from operations	3,809	5,164	3,954	9,209
Other income (expense), net	523	246	295	(445)
Interest income, net	895	855	1,617	1,537

Income before provision for income taxes and equity in earnings from joint ventures	5,227	6,265	5,866	10,301
Provision for income taxes	(1,315)	(1,578)	(1,503)	(1,989)
Equity in earnings from joint ventures	—	(100)	—	(100)

Net income	3,912	4,587	4,363	8,212
Accretion of preferred stock discount and dividend	(3,352)	(3,352)	500	500

Net income applicable to common shareholders	$560	$1,235	$4,863	$8,712

Basic net income per share applicable to common shareholders	$0.01	$0.03	$0.12	$0.22

Diluted net income per share applicable to common shareholders	$0.01	$0.02	$0.10	$0.19

Weighted average shares outstanding—Basic	40,175	40,175	39,967	39,967

Weighted average shares outstanding—Diluted	50,315	50,315	46,337	46,337

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

Significant Events—Three Months Ended December 31, 2004

        In November 2004, our board of directors accepted the resignation of Mr. David L. McQuillin, our former president and chief executive officer. In December 2004, we entered into an employment agreement with Mr. Mark Fusco, pursuant to which Mr. Fusco agreed to serve as our president and chief executive officer, effective January 3, 2005.

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

        On December 23, 2004, we and our subsidiaries completed the transactions with Honeywell contemplated by this purchase agreement, which relates to the sale of our operator training business and ownership of rights to the intellectual property to the Hyprotech engineering products to Honeywell International. Under the terms of the transactions:

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

Significant Events—Three Months Ended September 30, 2004

        During the three months ended September 30, 2004, we recorded $21.7 million in restructuring charges. Of this amount, $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004, as well as $7.3 million in revisions to prior restructuring accruals, offset in part by a $0.2 million adjustment related to accretion of the discounted restructuring accrual.

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

Summary of Restructuring Accruals

  Fiscal 2004 and Fiscal 2005

        In June 2004, we initiated a plan to reduce our operating expenses in order to better align our operating cost structure with the current economic environment and to improve our operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.8 million, recorded in the fourth quarter of fiscal 2004. During the three months ended September 30, 2004, we recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. In addition, during the three months ended December 31, 2004 we recorded another $0.2 million in restructuring charges related to accretion of the discounted restructuring accrual.

        As of December 31, 2004, there was $11.4 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the six months ended December 31, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Impairment of Assets	Total
Accrued expenses, June 30, 2004, as restated	$ 12,049	$ 911	$ —	$12,960
Restructuring charge	9,132	4,349	968	14,449
Impairment of assets	—	—	(968)	(968)
Payments	(10,588)	(2,717)	—	(13,305)

Accrued expenses, September 30, 2004	10,593	2,543	—	13,136
Payments	(530)	(1,414)	—	(1,944)
Restructuring charge—Accretion	216	3	—	219

Accrued expenses, December 31, 2004	$ 10,279	$ 1,132	$ —	$11,411

Expected final payment date	September 2112	June 2005

Fiscal 2003

        In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and in response to general economic uncertainties. In addition, we revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which has been affected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.1 million. During fiscal 2004, we recorded a $4.9 millon decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations. In September 2004, we recorded a $7.3 million increase to the accrual due to a change in the estimate of the facility vacancy term, extending to the term of the lease.

        As of December 31, 2004, there was $13.5 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the six months ended December 31, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Accrued expenses, June 30, 2004	$ 6,725	$292	$ 676	$7,693
Change in estimate—Revised plan	7,303	—	(38)	7,265
Payments	(565)	—	(138)	(703)

Accrued expenses, September 30, 2004	13,463	292	500	14,255
Payments	(619)	(39)	(50)	(708)

Accrued expenses December 31, 2004	$12,844	$253	$ 450	$13,547

Expected final payment date	February 2111	April 2005	April 2005

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

        As of December 31, 2004, there was $1.1 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations and lease payments. During the six months ended December 31, 2004, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2004	$1,683	$308	$1,991
Payments	(298)	(82)	(380)

Accrued expenses, September 30, 2004	$1,385	$226	$1,611
Payments	(382)	(97)	(479)

Accrued expenses, December 31, 2004	$1,003	$129	$1,132

Expected final payment date	December 2010	April 2005

Fiscal 1999

        In the fourth quarter of fiscal 1999, we undertook certain actions to restructure our business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of our core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. In September 2004, we recorded an adjustment to the restructuring accrual due to revisions in sub-lease assumptions.

        As of December 31, 2004, there was no remaining balance in accrued expenses relating to the restructuring. During the six months ended December 31, 2004, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2004	$90
Change in estimate—revised sub-lease assumptions	(47)
Sublease receipts, net of lease payments	2

Accrued expenses, September 30, 2004	45
Sublease receipts, net of lease payments	(45)

Accrued expenses, December 31, 2004	$—

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

        The timing and size of future impairment charges involves the application of management's judgment and estimates and could result in the impairment of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $68.2 million as of December 31, 2004.

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

Results of Operations

        The following table sets forth the percentages of total revenues represented by certain consolidated condensed statement of operations data for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenues:
Software licenses	51.3%	47.5%	46.0%	47.5%
Service and other	48.7	52.5	54.0	52.5

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of software licenses	6.6	5.3	6.4	4.9
Cost of service and other	30.6	29.7	32.6	30.0
Amortization of technology related intangible assets	2.5	2.3	2.6	2.3

Total cost of revenues	39.7	37.2	41.7	37.1

Gross profit	60.3	62.8	58.3	62.9

Operating costs:
Selling and marketing	32.7	28.9	33.9	29.4
Research and development	16.2	17.5	17.6	18.7
General and administrative	17.7	8.1	17.1	8.3
Restructuring charges and FTC legal costs	0.3	2.4	16.1	1.2
Gain on sales and disposals of assets	0.0	(0.5)	(0.3)	(0.4)

Total operating costs	66.9	56.5	84.5	57.2

Income (loss) from operations	(6.5)	6.3	(26.2)	5.7

Interest income	2.2	2.4	2.4	2.5
Interest expense	(1.2)	(1.4)	(1.4)	(1.5)
Other income (expense), net	0.5	0.3	0.0	(0.3)

Income (loss) before provision for income taxes and equity in earnings from joint ventures	(5.1)%	7.7%	(25.3)%	6.4%

Comparison of the Three and Six Months Ended December 31, 2004 and 2003

Total Revenues

        Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for the three months ended December 31, 2004 decreased 12.4% to $71.6 million from $81.7 million in the three months ended December 31, 2003. Total revenues for the six months ended December 31, 2004 decreased 16.8% to $134.9 million from $162.2 million in the six months ended December 31, 2003. Total revenues from customers outside the United States were $41.2 million and $81.5 million, or 57.6% and 60.7% of total revenues for the three and six months ended December 31, 2004, respectively, as compared to $48.9 million and $88.1 million, or 59.8% and 54.3% of total revenues for the three and six months ended December 31, 2003, respectively. The geographical mix of revenues can vary from period to period.

Software License Revenues

        Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. Software license revenues represented 51.3% of total revenues for the three months ended December 31, 2004, as compared to 47.5% in the three months ended December 31, 2003. Revenues from software licenses for the three months ended December 31, 2004 decreased 5.6% to $36.7 million from $38.9 million in the three months ended December 31, 2003.

        Software license revenues represented 45.9% of total revenues for the six months ended December 31, 2004, as compared to 47.5% in the six months ended December 31, 2003. Revenues from software licenses for the six months ended December 31, 2004 decreased 19.5% to $62.0 million from $77.0 million in the six months ended December 31, 2003.

        The decreases in the three and six months ended December 31, 2004 were primarily due to distractions caused by the ongoing uncertainty of the FTC proceedings, changes in sales management and delays in purchasing from customers interested in licensing manufacturing/supply chain products. For the six months ended December 31, 2004 and 2003, approximately 70% and 30% of our license revenue was derived from products in the engineering product line and manufacturing/supply chain product line, respectively.

Service and Other Revenues

        Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended December 31, 2004 decreased 18.6% to $34.9 million from $42.9 million in the three months ended December 31, 2003. Revenues from service and other for the six months ended December 31, 2004 decreased 14.4% to $72.9 million from $85.2 million in the six months ended December 31, 2003.

        These decreases were attributable primarily to the consulting services business. Consulting services decreased due to a year over year $1.4 million decline in reimbursable expenses and to the general low-level of licenses of our manufacturing/supply chain products during the two most recent fiscal years. Our consulting services are more heavily linked to the implementation of our manufacturing/supply chain products than they are to our engineering products.

Cost of Software Licenses

        Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging. Cost of software licenses for the three months ended December 31, 2004 increased 9.6% to $4.7 million from $4.3 million in the three months ended December 31, 2003. Cost of software licenses for the six months ended December 31, 2004 increased 9.3% to $8.7 million from $7.9 million in the six months ended December 31, 2003. Cost of software licenses as a percentage of revenues from software licenses was 12.9% and 14.0% for the three and six months ended December 31, 2004, respectively, as compared to 11.1% and 10.3% for the three and six months ended December 31, 2003, respectively.

        The cost increase was primarily due to a $0.5 million increase in the six months ended December 31, 2004 as the result of amortization of computer software development costs, related to two significant product releases, AES 12.1 and AMS 6.0, during the three months ended December 31, 2003.

Cost of Service and Other

        Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for the three months ended December 31, 2004 decreased 9.6% to $21.9 million from $24.2 million in the three months ended December 31, 2003. Cost of service and other for the six months ended December 31, 2004 decreased 9.5% to $44.0 million from $48.6 million in the six months ended December 31, 2003. Cost of service and other as a percentage of service and other revenues was 62.8% and 60.4% in the three and six months ended December 31, 2004, respectively, as compared to 56.5% and 57.1% in the three and six months ended December 31, 2003, respectively.

        The decrease in cost for the three months was primarily due to decreased payroll costs of $1.0 million related to reductions in headcount, as well as a decrease in reimbursable expenses of $1.4 million. The decrease in cost for the six months was attributable to decreased payroll costs of $3.0 million and decreased facilities related costs of $2.0 million related to restructuring plans, offset in part by an increase in billable consulting fees of $0.5 million.

Amortization of Technology Related Intangibles

        Amortization of technology related intangibles for the three months ended December 31, 2004 and 2003 was $1.8 million, and for the six months ended December 31, 2004 and 2003 was $3.6 million and $3.7 million, respectively. As a percentage of total revenues, amortization of technology related intangibles was 2.5% and 2.6% for the three and six months ended December 31, 2004, respectively, as compared to 2.3% for the three and six months ended December 31, 2003.

Selling and Marketing Expenses

        Selling and marketing expenses for the three months ended December 31, 2004 decreased 1.1% to $23.4 million from $23.7 million in the three months ended December 31, 2003. Selling and marketing expenses for the six months ended December 31, 2004 decreased 3.8% to $45.8 million from $47.6 million in the six months ended December 31, 2003. As a percentage of total revenues, selling and marketing expenses were 32.7% and 33.9% for the three and six months ended December 31, 2004, respectively, as compared to 28.9% and 29.4% for the three and six months ended December 31, 2003, respectively. The decrease in dollars in the six month periods was primarily due to a $1.5 million decrease in commission expense directly attributable to the decrease in license revenue over the same period.

Research and Development Expenses

        Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Research and development expenses during the three months ended December 31, 2004 decreased 19.0% to $11.6 million from $14.3 million in the three months ended December 31, 2003. Research and development expenses during the six months ended December 31, 2004 decreased 21.6% to $23.8 million from $30.3 million in the six months ended December 31, 2003. As a percentage of revenues, research and development costs were 16.2% and 17.6% for the three and six months ended December 31, 2004, respectively, as compared to 17.5% and 18.7% for the three and six months ended December 31, 2003, respectively. The decrease in costs for the three months ended December 31, 2004 was primarily attributable to a $1.2 million decrease in salary and benefit costs and a $0.9 million decrease in facilities related costs associated with the reductions in headcount from the June 2004 restructuring plan, as well as a $0.6 million decrease in consulting fees. The decrease in costs for the six months ended December 31, 2004 was attributable to a $2.5 million decrease in salary and benefit costs and a $1.6 million decrease in facilities related costs associated with the reductions in headcount from the June 2004 restructuring plan, as well as a $1.2 million decrease in consulting fees and a $0.5 million decrease in travel and entertainment costs.

        We capitalized software development costs that amounted to 13.9% and 16.9% of our total research and development costs during the three and six months ended December 31, 2004, respectively, as compared to 13.6% and 16.8% during the three and six months ended December 31, 2003, respectively.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of other intangible assets. General and administrative expenses for the three months ended December 31, 2004 increased 92.1% to $12.7 million from $6.6 million for the three months ended December 31, 2003. General and administrative expenses for the six months ended December 31, 2004 increased 71.5% to $23.1 million from $13.5 million for the six months ended December 31, 2003. The increases were attributable primarily to $3.4 million in costs related to the audit committee investigation, $1.4 million in litigation defense and settlement costs related to KBC, and $2.3 million in other litigation defense costs recorded in September 2004.

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

        We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any one year is the result of the implicit interest rate established by us on installment contracts and the size of the contract portfolio. Interest income was $1.5 million and $3.3 million for the three and six months ended December 31, 2004, respectively, as compared to $2.0 million and $4.0 million for the three and six months ended December 31, 2003, respectively. This decrease primarily was due to the aggressive collection of receivables and the increased sale of receivables, resulting in a decrease in the installments receivable balance.

Interest Expense

        Interest expense is generated from interest charged on our convertible debentures, notes payable and capital lease obligations. Interest expense was $0.9 million and $2.0 million for the three and six months ended December 31, 2004, as compared to $1.1 million and $2.5 million for the three and six months ended December 31, 2003, respectively. This decrease in interest expense resulted from the elimination of a portion of the interest bearing debt, due to the repurchase and retirement of a portion of our convertible debentures.

Tax Rate

        The tax benefit recorded during the three and six months ended December 31, 2004 primarily related to losses incurred in foreign locations. We did not record a domestic income tax benefit for the three and six months ended December 31, 2004, as we provided a full valuation against the domestic tax net operating loss carryforwards that were generated during the periods. The effective tax rate used for the three and six months ended December 31, 2003 was approximately 25% and 20% of pretax income, respectively.

Liquidity and Capital Resources

        During the six months ended December 31, 2004, operating activities used $15.7 million of cash primarily due to the operating loss. Investing activities used $7.7 million of cash primarily as a result of the purchase of property and equipment and the capitalization of computer software development costs. Financing activities provided $2.2 million of cash primarily due to the issuance of shares under our employee stock purchase plan and due to the exercise of stock options.

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

        We have had arrangements to sell installments receivable to three financial institutions, General Electric Capital Corporation, Fleet Business Credit Corporation and Silicon Valley Bank. We sold certain installment contracts for aggregate proceeds of approximately $25.6 million and $51.2 million during the three and six months ended December 31, 2004, respectively, and $34.9 million and $51.8 million during the three and six months ended December 31, 2003, respectively. As of December 31, 2004, there was approximately $65 million in additional availability under the arrangements. We expect to continue to have the ability to sell receivables, as the collection of the sold receivables will reduce the outstanding balance, and the availability under the arrangements can be increased. At December 31, 2004, we had a partial recourse obligation that was within the range of $1.4 million to $3.5 million.

        In January 2003, we executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (1) $15.0 million or (2) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (1) $10.0 million or (2) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (5.25% at December 31, 2004). We need to maintain a $4.0 million compensating cash balance with the bank, or we will be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of December 31, 2004, there were $8.6 million in letters of credit outstanding under the line of credit, and there was $9.3 million available for future borrowing. As of December 31, 2004, we were in default of the tangible net worth covenant. On January 28, 2005, the Company executed an amendment to the Loan Arrangement that adjusted the terms of certain financial covenants, cured the default as of December 31, 2004, and extended the expiration date of the arrangement to April 1, 2005. We are currently negotiating a renewal of this facility with the bank.

        As of December 31, 2004, we had cash and cash-equivalents totaling $86.9 million. Our commitments as of December 31, 2004 consisted primarily of the maturity of the convertible debentures on June 15, 2005, royalty commitments owed to Accenture, capital lease obligations, and leases on our headquarters and other facilities. Other than these, there were no other commitments for capital or other expenditures. Our obligations related to these items at December 31, 2004 are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$6,372	$10,489	$9,561	$8,186	$7,597	$25,273	$67,478
Capital leases and debt obligations	925	963	224	183	181	401	2,877
Accenture royalty commitment	2,620	—	—	—	—	—	2,620
Maturity of convertible debentures	56,745	—	—	—	—	—	56,745

Total commitments	$66,662	$11,452	$9,785	$8,369	$7,778	$25,674	$129,720

        We believe our current cash balances together with availability of sales of our installment contracts and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties, due to normal operations or FTC-related costs. In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

        In October 2004, the audit committee of our board of directors began an investigation into the accounting treatment of a number of transactions we entered into with alliance partners and other customers during our fiscal years ended June 30, 2000 through 2002. Based on a report by the audit committee to our board in connection with the investigations and on a report by Deloitte & Touche LLP, our independent registered public accounting firm, to the audit committee in connection with the preparation of the restated financial statements included in an amendment to our Annual Report on Form 10-K/A filed with the SEC on March 15, 2005, we concluded that as of December 31, 2004 a material weakness existed in the design and operation of our internal controls over financial reporting with respect to software license revenue recognition. A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

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

        Our sales of receivables are an important part of our cash management program. Historically, we have had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation, and in December 2003 we entered into a third such arrangement with Silicon Valley Bank. These contracts represent amounts due over the life of existing term licenses. During the six months ended December 31, 2004, our installments receivable balance decreased to $85.7 million at December 31, 2004 from $90.8 million at June 30, 2004. Under the three arrangements, we sold installments receivable of $51.2 million during the six months ended December 31, 2004. Our ability to continue these arrangements or replace them with similar arrangements is important to maintain adequate funding.

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

        As of December 31, 2004, the Series D preferred (as converted to common stock) represented 41.9% of our outstanding common stock and the WB and WD warrants were exercisable for a number of shares representing 9.3% of our outstanding common stock (ignoring certain limitations on the ability to convert such shares or exercise such warrants). As a result, the holders of the Series D preferred and the WB and WD warrants, if acting together, would have the ability to delay or prevent a change in control of our company that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Information relating to quantitative and qualitative disclosure about market risk is set forth in note 3 of the Notes to Consolidated Condensed Financial Statements and below under the caption "Foreign Exchange Hedging."

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

        Principal (Notional) Amounts by Expected Maturity in U.S. Dollars ($ in thousands)

	Fair Value at December 31, 2004	Maturing in FY2005
Cash Equivalents	$86,887	$86,887
Weighted Average Interest Rate	1.72%	1.72%

Impact of Foreign Currency Rate Changes

        During the first six months of fiscal 2005, the U.S. dollar generally remained stable as compared to the Asia/Pacific, European and Canadian currencies. The translation of our intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts and installment receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

        We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $26.1 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Euro and Canadian currencies, which represented underlying customer accounts receivable transactions at December 31, 2004. At December 31, 2004 and 2003, the foreign exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and losses related to these instruments for the three and six months ended December 31, 2004 and 2003 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

        The following table provides information about our foreign exchange forward contracts at December 31, 2004. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at December 31, 2004.

        Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

Currency	Average Contract Rate	Forward Amount in U.S. Dollars	Contract Origination Date	Contract Maturity Date
		(in thousands)
Euro	0.82	$14,081	Various: Mar 04—Dec 04	Various: Jan 05—Nov 05
Japanese Yen	108.1	4,240	Various: Apr 02—Oct 04	Various: Jan 05—Aug 05
Canadian Dollar	1.35	2,674	Various: Mar 04—Nov 04	Various: Jan 05—Oct 05
Swiss Franc	1.23	1,271	Jul 04	Various: Jan 05—Jul 05
British Pound Sterling	0.57	875	Various: Mar 04—Nov 04	Various: Jan 05—Jul 05

Total		$23,141

Item 4. Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of December 31, 2004.

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

        In February 2005, as part of its previously described accounting investigation, the audit committee made a report to our board relating to certain accounting and internal controls issues. In March 2005, in connection with its review of the restated financial statements included in this Form 10-Q, Deloitte & Touche LLP made a report (again under the interim standards of the PCAOB regarding certain elements of our system of internal controls) to the audit committee of (1) a "material weakness" with respect to our software license revenue recognition controls and (2) a "reportable condition" with respect to our processes for recording restructuring accruals that did not constitute a material weakness. Our management concluded that the following factors contributed significantly to the material weakness with respect to our software license revenue recognition controls:

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

        In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses in our internal controls over financial reporting described above, our disclosure controls and procedures were not effective as of December 31, 2004.

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

U.S. Attorney's Office Investigation

        On October 29, 2004, we announced that we had received a subpoena from the U.S. Attorney's Office for the Southern District of New York requesting documents relating to transactions to which we were party during the 2000 to 2002 time frame, associated documents dating from January 1, 1999, and additional materials. We intend to cooperate fully with the subpoena requests and in the investigation by the U.S. Attorney's Office.

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

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Description
10.1+	Purchase and Sale Agreement, dated October 6, 2004, by and among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd., and Hyprotech UK Ltd. (collectively, the "AspenTech Parties") and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee (collectively, the "Honeywell Parties").
10.2+	Amendment No. 1 to the Purchase and Sale Agreement, dated October 6, 2004 by and among the AspenTech Parties and the Honeywell Parties.
10.3+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Aspen Technology, Inc. and Honeywell International, Inc.
10.4+	Hyprotech License Agreement, dated as of December 23, 2004, by and between AspenTech Canada Ltd. and Honeywell Limited-Honeywell Limitee.
10.5+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Hyprotech Company and Honeywell Limited-Honeywell Limitee.
10.6+	Hyprotech License Agreement, dated as of December 23, 2004, by and between AspenTech Ltd. and Honeywell Control Systems Limited.
10.7+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Hyprotech UK Ltd. and Honeywell Control Systems Limited.
10.8	Third Amendment to Non-Recourse Receivables Purchase Agreement, dated as of December 31, 2004, by and between Silicon Valley Bank and Aspen Technology, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

+
Confidential treatment requested with respect to certain portions, which portions are omitted and filed separately with the Commission.

(b)
Reports on Form 8-K

        On October 6, 2004, we filed a current report on Form 8-K reporting under Item 1.01 that we, together with our subsidiaries AspenTech, Inc. and Hyprotech Company, entered into a Settlement

Agreement with KBC Advanced Technologies Plc, KBC Advanced Technologies Inc. and AEA Technology Plc.

        On October 7, 2004, we filed a current report on Form 8-K reporting under Item 1.01 that we, together with our subsidiaries Hyprotech Company, AspenTech Canada Ltd., AspenTech Ltd., and Hyprotech UK Ltd., entered into a purchase and sale agreement with Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee relating to the sale of our operator training business and the intellectual property to our Hyprotech engineering products and our retention of a license to the Hyprotech engineering products.

        On October 28, 2004, we filed a current report on Form 8-K reporting under Item 2.02 that our audit committee was conducting a detailed investigation of the accounting treatment for certain software license and services agreement transactions which we entered into with certain alliance partners and other customers during previous fiscal years.

        On November 4, 2004, we filed a current report on Form 8-K reporting under Item 8.01 that we had received a subpoena from the United States Attorney's Office for the Southern District of New York requesting documents relating to transactions to which we were a party during the 2000 to 2002 time frame, and associated documents dating from January 1, 1999.

        On November 19, 2004, we filed a current report on Form 8-K reporting under Item 3.01 that we had received a letter from the Nasdaq Stock Market indicating that we are not in compliance with Nasdaq's requirements for continued listing and under Item 8.01 and that we are delaying the date for our 2004 Annual Meeting of Stockholders.

        On November 29, 2004, we filed a current report on Form 8-K reporting under Item 3.01 that we had requested a hearing with the Nasdaq Listing Qualifications Panel for continued listing on the Nasdaq National Market; providing an update under Item 4.02 on the audit committee's investigation and reporting that our previously issued financial statements for our fiscal years ended June 30, 2000 through 2004 should not be relied upon; and reporting under Item 5.02 the resignation of Mr. David L. McQuillin, our former president and chief executive officer.

        On December 13, 2004, we filed a current report on Form 8-K reporting under Items 1.01 and 5.02 that we had entered into an employment agreement with Mr. Mark Fusco, pursuant to which Mr. Fusco has agreed to serve as our president and chief executive officer and that Mr. Fusco had been appointed our president and chief executive officer, effective January 3, 2005.

        On December 27, 2004, we filed a current report on Form 8-K reporting under Item 8.01 that the FTC had accepted our proposed consent decree and that we had closed the transactions contemplated by the purchase and sale agreement with Honeywell International.

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

QuickLinks

CONSOLIDATED CONDENSED BALANCE SHEETS
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
ASPEN TECHNOLOGY, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Risks Related to Our Business
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES