Form 10-Q
period 2005-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2005-05-10
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2005

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

As of May 6, 2005, there were 42,891,695 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited and in thousands)

	March 31, 2005	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$69,127	$107,677
Accounts receivable, net	54,199	50,874
Unbilled services	12,262	15,518
Current portion of long-term installments receivable, net	24,946	25,244
Deferred tax asset	275	31
Prepaid expenses and other current assets	12,682	10,084
Total current assets	173,491	209,428

Long-term installments receivable, net	61,294	65,527

Property and leasehold improvements, at cost	52,290	63,295
Accumulated depreciation and amortization	(37,129)	(44,631)
	15,161	18,664

Computer software development costs, net	17,965	16,863
Purchased intellectual property, net	871	1,295
Other intangible assets, net	14,037	19,571
Goodwill, net	14,757	14,736
Deferred tax asset	2,613	2,492
Other assets	3,038	3,158
	$303,227	$351,734
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$58,108	$58,595
Accounts payable and accrued expenses	63,005	83,115
Unearned revenue	20,613	18,051
Deferred revenue	30,937	33,462
Deferred tax liability	441	325
Total current liabilities	173,104	193,548

Long-term debt and obligations, less current maturities	1,049	1,952
Deferred revenue, less current portion	3,465	5,363
Deferred tax liability	4,241	4,220
Other liabilities	24,101	11,527

Redeemable preferred stock	117,508	106,761

Stockholders’ equity (deficit):
Common stock	4,312	4,173
Additional paid-in capital	344,158	338,804
Accumulated deficit	(368,908)	(314,906)
Accumulated other comprehensive income	710	805
Treasury stock, at cost	(513)	(513)
Total stockholders’ equity (deficit)	(20,241)	28,363
	$303,227	$351,734

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except for per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
		(As Restated, see Note 12)		(As Restated, see Note 12)
Software licenses	$31,097	$36,636	$93,102	$113,636
Service and other	33,121	44,939	106,011	130,090
Total revenues	64,218	81,575	199,113	243,726

Cost of software licenses	4,035	3,854	12,707	11,786
Cost of service and other	19,215	25,345	63,236	73,973
Amortization of technology related intangibles	1,778	1,806	5,330	5,480
Total Cost of Revenues	25,028	31,005	81,273	91,239

Gross Profit	39,190	50,570	117,840	152,487

Operating costs:
Selling and marketing	24,299	23,841	70,075	71,449
Research and development	11,552	14,234	35,309	44,534
General and administrative	12,746	6,399	35,867	19,878
Restructuring charges and FTC legal costs	(97)	—	21,630	2,000
Loss (gain) on sales and disposals of assets	81	(206)	(276)	(885)
Total operating costs	48,581	44,268	162,605	136,976

Income (loss) from operations	(9,391)	6,302	(44,765)	15,511
Other income (expense), net	(16)	256	(58)	(189)
Interest income, net	477	419	1,788	1,956
Income (loss) before benefit from (provision for) income taxes and equity in earnings from joint ventures	(8,930)	6,977	(43,035)	17,278

Provision for income taxes	(1,133)	(341)	(220)	(2,330)
Equity in earnings from joint ventures	—	—	—	(100)
Net income (loss)	(10,063)	6,636	(43,255)	14,848

Accretion of preferred stock discount and dividend	(3,630)	(3,400)	(10,747)	(2,900)
Net income (loss) applicable to common shareholders	$(13,693)	$3,236	$(54,002)	$11,948

Basic net income (loss) per share applicable to common shareholders	$(0.32)	$0.08	$(1.28)	$0.30
Diluted net income (loss) per share applicable to common shareholders	$(0.32)	$0.06	$(1.28)	$0.25
Weighted average shares outstanding—Basic	42,639	41,049	42,193	40,326
Weighted average shares outstanding—Diluted	42,639	51,907	42,193	48,275

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended March 31,
	2005	2004
		(As Restated, see Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(43,255)	$14,848
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,133	20,367
Gain on sale of property	—	(170)
Asset impairment charges, write-offs under restructuring charges and asset sales and disposals	1,190	—
Deferred income taxes	(187)	(3,370)
Decrease (increase) in accounts receivable	(2,762)	19,230
Decrease (increase) in unbilled services	3,531	(2,712)
Decrease in installments receivable	4,544	18,562
Decrease (increase) in prepaid expenses and other current assets	(2,486)	3,942
Decrease in accounts payable and accrued expenses	(20,332)	(11,253)
Increase (decrease) in unearned revenue	2,428	(5,589)
Decrease in deferred revenue	(4,679)	(5,166)
Increase (decrease) in other liabilities	12,122	(7,859)
Net cash (used in) provided by operating activities	(30,753)	40,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(4,836)	(2,388)
Proceeds from sale of land	—	1,096
Decrease in other long-term assets	224	1,042
Increase in computer software development costs	(6,893)	(5,303)
Cash used in the purchase of a business, net of cash acquired	—	(200)
Net cash used in investing activities	(11,505)	(5,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Series D redeemable convertible preferred stock	—	89,341
Retirement of Series B redeemable convertible preferred stock	—	(30,000)
Payment of Series B redeemable convertible preferred stock dividend	—	(296)
Issuance of common stock under employee stock purchase plans	1,853	3,022
Exercise of stock options	3,104	3,351
Payment of amount owed to Accenture	—	(10,068)
Payments of long-term debt and capital lease obligations	(1,449)	(28,307)
Net cash provided by financing activities	3,508	27,043

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	200	700
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,550)	62,820
CASH AND CASH EQUIVALENTS, beginning of period	107,677	51,567
CASH AND CASH EQUIVALENTS, end of period	$69,127	$114,387

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Condensed and Consolidated Financial Statements

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2004, which are contained in Amendment No. 1 to the Annual Report on Form on 10-K/A of Aspen Technology, Inc. (the Company), as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of June 30, 2004 has been derived from the consolidated financial statements. The results of operations for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2.  Installment Sales and Subsequent Sale of Installments Receivable

Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rates utilized for the three and nine months ended March 31, 2005 and 2004 were within the range of 7.0% to 8.0%.

The Company has arrangements to sell certain of its installments receivable to three financial institutions. The Company sold, with limited recourse, certain of its installment contracts for aggregate proceeds of approximately $15.8 million and $67.0 million during the three and nine months ended March 31, 2005, respectively, and $18.1 million and $69.9 million during the three and nine months ended March 31, 2004, respectively. The sale of these receivables have qualified and continue to qualify as “sales” as set forth in Statement of Financial Accounting Standards (SFAS), No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125.”  The financial institutions have certain recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company’s contracts with the financial institutions. Collections of these receivables reduce the Company’s recourse obligations, as defined. Generally, no gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company and the financial institutions.

At March 31, 2005, there was approximately $65 million of additional availability under the arrangements. The Company expects that there will be continued ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. The Company’s potential recourse obligation related to these contracts is within the range of $0.7 million to $2.9 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

3.  Derivative Instruments and Hedging

The Company follows the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 138, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in earnings.

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

At March 31, 2005, the Company had effectively hedged $26.6 million of installments receivable and accounts receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than to hedge foreign currency risk. The gross value of the installments receivable that were denominated in foreign currency was $22.5 million and $26.0 million at March 31, 2005 and 2004, respectively. The installments receivable held as of March 2005 mature at various times through April 2010.

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain accounts and installments receivable and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. During the three and nine months ended March 31, 2005 and 2004 the net gain recognized in the consolidated statements of operations was not material. A small portion of the forward foreign currency exchange contract is designated to hedge the future interest income of the related receivables. The ineffective portion of a derivative’s change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge. During the three and nine months ended March 31, 2005 and 2004, net loss deferred in other comprehensive income was not material.

The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of March 31, 2005. The information is provided in U.S. dollar amounts (in thousands), as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates (in thousands):

	Notional Amount	Estimated Fair Value*	Average Contract Rate
Euro	$15,979	$16,808	0.80
Japanese Yen	4,152	4,179	106.69
Canadian Dollar	2,989	3,283	1.32
British Pound Sterling	2,544	2,624	0.55
Swiss Franc	985	1,010	1.22
	$26,649	$27,904

*                                         The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of March 31, 2005. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company’s banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

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

Had compensation cost for the Company’s stock plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company’s net income (loss) attributable to common shareholders, and net income (loss) attributable to common shareholders per share would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income (loss) attributable to common shareholders (in thousands)—
As reported	$(13,693)	$3,236	$(54,002)	$11,948
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	3,238	1,136	5,966	12,571
Add: Stock-based compensation expense included in reported net income	—	—	537	—
Pro forma	$(16,931)	$(2,100)	$(59,431)	$(623)
Net income (loss) per share applicable to common shareholders-Basic
As reported	$(0.32)	$0.08	$(1.28)	$0.30
Pro forma	$(0.40)	$0.05	$(1.41)	$(0.02)
Net income (loss) per share applicable to common shareholders-Diluted
As reported	$(0. 32)	$0.06	$(1.28)	$0.25
Pro forma	$(0.40)	$0.04	$(1.41)	$(0.01)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Risk free interest rates	4.17%	3.27%	3.49-4.17%	3.27-3.37%
Expected dividend yield	None	None	None	None
Expected life	5 Years	5 Years	5 Years	5 Years
Expected volatility	100%	99%	100%	99%—125%

The weighted average fair value per option using the assumptions above was $4.37, $6.84, $4.35, and $2.81 for the three months ended March 31, 2005 and 2004 and the nine months ended March 31, 2005 and 2004, respectively.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R must be adopted by the Company on July 1, 2005.  Assuming the continuation of current programs, the Company’s preliminary estimate is that additional stock compensation expense for fiscal 2006 will be in the range of $4 million to $5 million.

5.  Net Income (Loss) Per Common Share

Basic earnings per share was determined by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income (loss) attributable to common shareholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options, restricted stock and warrants, based on the treasury stock method, convertible debentures and preferred stock, based on the if-converted method, and other commitments to be settled in common stock. The calculations of basic and diluted weighted average shares outstanding and basic and diluted net income (loss) applicable to common shareholders per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income (loss) applicable to common shareholders	$(13,693)	$3,236	$(54,002)	$11,948

Basic weighted average common shares outstanding	42,639	41,049	42,193	40,326
Common stock equivalents	—	10,858	—	7,949
Diluted weighted average shares outstanding	42,639	51,907	42,193	48,275

Basic net income (loss) per share applicable to common shareholders	$(0.32)	$0.08	$(1.28)	$0.30
Diluted net income (loss) per share applicable to common shareholders	$(0.32)	$0.06	$(1.28)	$0.25

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Convertible preferred stock	36,336	36,336	36,336	36,336
Options and warrants	20,579	4,962	20,579	5,947
Convertible debt	1,071	1,167	1,071	1,167
Preferred stock dividend, to be settled in common stock	2,928	—	2,928	—
Total	60,914	42,465	60,914	43,450

6.  Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three and nine months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income (loss)	$(10,063)	$6,636	$(43,255)	$14,848
Foreign currency adjustment	(13)	(479)	(95)	3,112
Comprehensive income (loss)	$(10,076)	$6,157	$(43,350)	$17,960

7.  Restructuring Charges and FTC Legal Costs

Restructuring charges and Federal Trade Commission, or FTC, legal costs consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Restructuring charges	$(97)	$—	$21,789	$—
FTC legal costs	—	2,000	(159)	2,000
	$(97)	$2,000	$21,630	$2,000

During the three months ended September 30, 2004, the Company recorded $21.7 million in restructuring charges. Of this amount $14.4 million relates to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. The remaining $7.3 million related to an extension of a prior restructuring plan which was initiated in October 2002. During the three months ended December 31, 2004, the Company recorded another $0.2 million in restructuring charges related to accretion of the discounted restructuring accrual.  During the three months ended March 31, 2005, the Company recorded a $0.1 million reduction in restructuring accruals related to adjusting sub-lease assumptions based on the execution of actual sub-lease agreements, offset by accretion of the discounted restructuring accrual.

See Note 8(a) to the consolidated condensed financial statements for a description of the FTC complaint against the Company.

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

During the three months ended September 30, 2004, the Company recorded a $14.4 million charge related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. During the three months ended December 31, 2004, the Company recorded another $0.2 million in restructuring charges related to accretion of the discounted restructuring accrual.  During the three months ended March 31, 2005, the Company recorded another $0.1 million in restructuring charges related to accretion of the discounted restructuring accrual, and a $0.1 million reduction in accrual related to revised sub-lease assumptions.

As of March 31, 2005, there was $10.4 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the nine months ended March 31, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Impairment of Assets	Total
Accrued expenses, June 30, 2004	$12,049	$911	$—	$12,960
Restructuring charge	9,132	4,349	968	14,449
Impairment of assets	—	—	(968)	(968)
Payments	(10,588)	(2,717)	—	(13,305)
Accrued expenses, September 30, 2004	10,593	2,543	—	13,136
Payments	(530)	(1,414)	—	(1,944)
Restructuring charge—Accretion	216	3	—	219
Accrued expenses, December 31, 2004	10,279	1,132	—	11,411
Payments	(837)	(261)	—	(1,098)
Change in estimate—revised sub-lease assumptions	(79)	—	—	(79)
Restructuring charge—Accretion	125	—	—	125
Accrued expenses, March 31, 2005	$9,488	$871	$—	$10,359
Expected final payment date	September 2112	June 2005

The components of the additional restructuring activities completed in fiscal 2005 are as follows:

Closure/consolidation of facilities: Approximately $9.1 million of the restructuring charge relates to the closing of facilities and other lease related costs. These cost did not qualify for accrual as of June 30, 2004. The facility leases had remaining terms ranging from several months to seven years. The amount accrued is an estimate of the remaining obligation under the lease, reduced by expected income from the sub-lease of the underlying properties.

Employee severance, benefits and related costs: Approximately $4.4 million of the restructuring charge relates to the reduction in headcount. Approximately 112 employees, or 7% of the workforce, were eliminated under the restructuring plan implemented by management. These employees had not been notified in a manner that would allow for accrual as of June 30, 2004. Such notification occurred in Q1, 2005.  A majority of the employees were located in North America and Europe. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

Impairment of assets: Approximately $1.0 million of the restructuring charge relates to charges associated with the impairment of fixed assets associated with the closed and consolidated facilities. These assets were reviewed for impairment in accordance with SFAS No. 144, and were considered to be impaired because their carrying values were in excess of their fair values.

(b) Q2 FY03

In October 2002, management initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and in response to general economic uncertainties. In addition, the Company revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing / supply chain product line, which had been affected the most by economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.1 million. During fiscal 2004, the Company recorded a $4.9 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation and severance obligations. In September 2004, the Company recorded a $7.3 million increase to the accrual due to a change in the estimate of the facility vacancy term, extending to the term of the lease.  In March 2005, the Company recorded a $0.1 million decrease to the accrual due to a change in the estimate of remaining disposition costs.

As of March 31, 2005, there was $12.5 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the nine months ended March 31, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Accrued expenses, June 30, 2004	$6,725	$292	$676	$7,693
Restructuring charge—Revised plan	7,303	—	(38)	7,265
Payments	(565)	—	(138)	(703)
Accrued expenses, September 30, 2004	13,463	292	500	14,255
Payments	(619)	(39)	(50)	(708)
Accrued expenses December 31, 2004	12,844	253	450	13,547
Payments	(730)	—	(175)	(905)
Change in estimate—revised assumptions	—	—	(143)	(143)
Accrued expenses March 31, 2005	$12,114	$253	$132	$12,499
Expected final payment date	February 2111	April 2005	April 2005

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

As of March 31, 2005, there was $0.9 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations and lease payments. During the nine months ended March 31, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2004	$1,683	$308	$1,991
Payments	(298)	(82)	(380)
Accrued expenses, September 30, 2004	1,385	226	1,611
Payments	(382)	(97)	(479)
Accrued expenses, December 31, 2004	1,003	129	1,132
Payments	(108)	(88)	(196)
Accrued expenses, March 31, 2005	$895	$41	$936
Expected final payment date	December 2010	April 2005

(d) Q4 FY99

In the fourth quarter of fiscal 1999, the Company undertook certain actions to restructure its business. The restructuring resulted from a lower than expected level of license revenues which adversely affected fiscal year 1999 operating results. The license revenue shortfall resulted primarily from delayed decision making driven by economic difficulties among customers in certain of the Company’s core vertical markets. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million. In September 2004, the Company recorded an adjustment to the restructuring accrual due to revisions in sub-lease assumptions.

As of December 31, 2004, there was no remaining balance in accrued expenses relating to the restructuring. During the six months ended December 31, 2004, the following activity was recorded (in thousands):

Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2004	$90
Change in estimate—revised sub-lease assumptions	(47)
Sublease receipts, net of lease payments	2
Accrued expenses, September 30, 2004	45
Sub-lease receipts, net of lease payments	(45)
Accrued expenses, December 31, 2004	$—

8.    Commitments and Contingencies

(a) FTC Settlement

On December 21, 2004, the FTC approved the Company’s proposed consent decree, which constituted a complete and final settlement of the FTC’s complaint against the Company relating to its acquisition of Hyprotech in May 2002. The FTC’s approval also constituted approval of the transactions contemplated by the purchase and sale agreement that the Company and its subsidiaries Hyprotech Company, AspenTech Canada Ltd., AspenTech Ltd. and Hyprotech UK Ltd. entered into on October 6, 2004 with Honeywell International, Inc. and its subsidiaries Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee. The Company previously completed the sale of its AXSYS product line to Bentley Systems Incorporated on July 21, 2004, as set forth in the FTC consent decree. The Company recorded a $0.3 million gain related to this sale in the three months ended September 30, 2004.

On December 23, 2004, the Company and its subsidiaries completed the transactions with Honeywell contemplated by the October 6, 2004 purchase agreement, which relates to the sale of the Company’s operator training business and ownership of rights to the intellectual property to the Hyprotech engineering products to Honeywell International. Under the terms of the transactions:

•                  the Company retains a perpetual, worldwide, royalty-free license to the entire Hyprotech engineering software product line and has the right to continue to develop and sell the Hyprotech engineering products, other than AXSYS which was sold to Bentley Systems;

•                  the Company retains its customer licenses for HYSYS and related products;

•                  the Company retains all rights in its Aspen RefSYS and Aspen Oil & Gas solutions;

•                  the Company agreed to a cash payment of approximately $6.0 million from Honeywell in consideration of the transfer of the Company’s operator training services business, the Company’s covenant not-to-compete in the operator training business for three years, and the transfer of ownership of the intellectual property of the Company’s Hyprotech engineering products, $1.2 million of which payment will be released to the Company in June 2005 (less any adjustments for uncollected billed accounts receivable and unbilled accounts receivable);

•                  the Company transferred and Honeywell assumed, as of the closing date, approximately $4 million in accounts receivable relating to the operator training business; and

•                  the Company entered into a two-year support agreement with Honeywell under which the Company agrees to provide Honeywell with source code to new releases of the Hyprotech products provided to customers under standard software maintenance services agreements.

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

As part of the settlement, KBC recognized the Company’s right to develop, market and license Aspen RefSYS, and the Company recognized KBC’s right to develop, market and license HYSYS.Refinery, their respective refinery-wide simulation products. The Company licensed commercial, object code, copies of Aspen HYSYS, Aspen PIMS, and Aspen Orion to KBC for use as part of KBC’s consulting services business, without the right to sublicense. In addition, the Company paid KBC $3.75 million in lieu of costs incurred in the dispute.

(c) Litigation

U.S. Attorney’s Office Investigation

On October 29, 2004, the Company announced that it had received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents relating to transactions to which the Company was a party during the 2000 to 2002 time frame, associated documents dating from January 1, 1999, and additional materials. The Company is cooperating fully with the subpoena requests and in the investigation by the U.S. Attorney’s Office.

Class Action Suits

In November 2004, two putative class action lawsuits were filed against the Company in the United States District Court District of Massachusetts, captioned, respectively, Fener v. Aspen Technology, Inc., et. al., Civil Action No. 04-12375 (D. Mass.) (filed Nov. 9, 2004) and Stockmaster v. Aspen Technology, Inc., et. al., Civil Action No. 04-12387 (D. Mass.) (filed Nov. 10, 2004) (the “Class Actions”).  The Class Actions allege, among other things, that the Company violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various statements about its financial condition for fiscal years 2000 through 2004. The time for the defendants to move, answer or otherwise respond to the complaints has been extended to sixty days following the filing of a consolidated amended complaint. On February 2, 2005, the Court consolidated the cases under the caption Aspen Technology, Inc. Securities Litigation, Civil Action No. 04-12375 (D. Mass.), and appointed The Operating Engineers and Construction Industry and Miscellaneous Pension Fund (Local 66) and City of Roseville Employees’ Retirement System as lead plaintiff, purporting to represent a putative class of persons who purchased Aspen Technology, Inc. common stock between January 25, 2000 and October 29, 2004. No consolidated amended complaint has been filed and no class has been certified. The Company believes that plaintiffs’ claims lack merit and intends to litigate the dispute vigorously. The Company is currently unable to determine whether resolution of these matters will have a material adverse impact on its financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters. However, the ultimate outcome could have a material adverse effect on the Company’s financial position or results of operations.

Derivative Action

On December 1, 2004, a purported derivative action was filed in the United States District Court of Massachusetts, captioned Caviness v. Evans, et. al., Civil Action No. 04-12524 (D. Mass.) (the “Derivative Action”).  The complaint, as subsequently amended, alleges, among other things, that the former and current director and officer defendants caused the Company to issue false and misleading financial statements, and brings derivative claims for the following:  (1) breach of fiduciary duty for insider trading; (2) breach of fiduciary duty; (3) abuse of control; (4) gross mismanagement; (5) waste of corporate assets; (6) unjust enrichment.  The Company has moved to dismiss the complaint pursuant to Fed. R. Civ. P. 23.1 for failure to make a demand on the board of directors of the Company and for failing to allege particularized facts showing why plaintiff’s failure to make a demand should be excused.  On April 12, 2005 the Company received a letter dated March 22, 2005 alleging that the officers and directors of AspenTech failed to disclose and misrepresented that the Company inappropriately recognized revenues in the 2000-2002 fiscal years, and that the Company should commence suit for relief equivalent to that sought in the Derivative Action, including requiring certain present and former officers of the Company to return remuneration paid to them while in breach of their fiduciary duties to the Company.  The Company is currently unable to determine whether resolution of these matters will have a material adverse impact on its financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.  However, the ultimate outcome could have a material adverse effect on the Company’s financial position or results of operations.

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

In the accompanying consolidated condensed statements of operations, the accretion of preferred stock discount and dividend consist of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Accrual of dividend on Series D preferred stock	$(2,699)	$(2,493)	$(7,939)	$(6,147)
Accretion of discount on Series D preferred stock	(931)	(907)	(2,808)	(2,266)
Accrual of dividend on Series B preferred stock	—	—	—	(296)
Accretion of discount on Series B preferred stock	—	—	—	(643)
Gain on retirement of Series B preferred stock	—	—	—	6,452
Total	$(3,630)	$(3,400)	$(10,747)	$(2,900)

10.  Segment Information

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

The accounting policies of the line of business operating segments are the same as those described in the Company’s Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The Company does not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments. The following table presents a summary of operating segments (in thousands):

	License	Consulting Services	Maintenance and Training	Total
Three Months Ended March 31, 2005—
Revenues from external customers	$31,097	$14,723	$18,398	$64,218
Controllable expenses	15,508	11,887	4,303	31,698
Controllable margin(1)	$15,589	$2,836	$14,095	$32,520
Three Months Ended March 31, 2004—
Revenues from external customers	$36,636	$25,219	$19,720	$81,575
Controllable expenses	15,762	17,346	3,752	36,860
Controllable margin(1)	$20,874	$7,873	$15,968	$44,715
Nine Months Ended March 31, 2005—
Revenues from external customers	$93,102	$49,477	$56,534	$199,113
Controllable expenses	46,998	41,436	12,099	100,533
Controllable margin(1)	$46,104	$8,041	$44,435	$98,580
Nine Months Ended March 31, 2004—
Revenues from external customers	$113,636	$72,074	$58,016	$243,726
Controllable expenses	49,098	50,176	10,678	109,952
Controllable margin(1)	$64,538	$21,898	$47,338	$133,774

(1)                                  The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Total controllable margin for reportable segments	$32,520	$44,715	$98,580	$133,774
Selling and marketing	(20,731)	(21,198)	(59,405)	(63,379)
General and administrative and overhead	(21,277)	(17,421)	(62,667)	(53,669)
Restructuring and Other charges	97	—	(21,630)	(2,000)
Interest and other income and expense, net	461	881	2,087	2,552
Income (loss) before provision for income taxes and equity in earnings from joint ventures	$(8,930)	$6,977	$(43,035)	$17,278

11.  Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the Company's first annual reporting period that begins after June 15, 2005. The Company expects to adopt SFAS No. 123R using the Statement’s modified prospective application method. Adoption of SFAS No. 123R is expected to increase stock compensation expense. Assuming the continuation of current programs, the Company’s preliminary estimate is that additional stock compensation expense for fiscal 2006 will be in the range of $4 million to $5 million. In addition, SFAS No. 123R requires that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.

12.  Restatement of Consolidated Condensed Financial Statements

In October 2004, subsequent to the issuance of the Company’s financial statements for the year ended June 30, 2004, the audit committee of the Company’s board of directors commenced a detailed investigation of the accounting for certain software license and service agreement transactions entered into with certain alliance partners and other customers during fiscal years 2000 through 2002. The scope of the audit committee’s investigation was later expanded to include certain transactions entered into during fiscal years 1999, 2003 and 2004. Based upon the audit committee’s investigation, the audit committee and Company management determined that certain transactions entered into in fiscal years 1999 through 2002 were accounted for improperly, and concluded that license revenue associated with the transactions was misstated in fiscal years 1999 through 2004. Additionally, the audit committee and Company management concluded, based on information discovered during the investigation, that the accounting for software license sales to resellers should have been recorded on a sell-through or consignment basis of accounting rather than a sell-in or upfront basis of accounting, resulting in the deferral of license revenue from the period in which it was originally recorded to the period in which the software licenses were sold by the reseller to end users.

In addition, the Company determined that its previous accounting for tax withholdings involving transactions in Japan required restatement, that the timing of certain reductions in software license revenues should be restated, and that equity in earnings from joint ventures and loss (gain) on sales and disposals of assets should be reclassified. The restatement also includes the recording of previously identified errors that were previously not recorded because in each case and in aggregate the Company believed the amount of any such error was not material to the Company’s consolidated condensed financial statements.

As a result of the foregoing, the Company has restated its financial statements for the three and nine months ended March 31, 2004. The foregoing restatement adjustments did not affect the Company’s reported cash, cash equivalents and short-term investments balance during these reported periods.

Revenue and Expense Adjustments

Set forth below, are the adjustments to the Company’s previously issued statements of operations for the three and nine months ended March 31, 2004.

Software license revenue

	Three Months Ended March 31, 2004	Nine Months Ended March 31, 2004
	(In thousands)
License revenue, as previously reported	$35,914	$108,736
Revenue restatement adjustments:
Arrangements outside of contractual terms	495	2,486
Sell-through basis of revenue recognition	(91)	873
Revenue recognition timing adjustments	(109)	702
Foreign withholding taxes	427	839
Total revenue restatement adjustments	722	4,900
License revenue, as restated	$36,636	$113,636

Arrangements outside of contractual terms—Through the course of the audit committee investigation, instances of unauthorized side arrangements with customers were identified. Generally, these side arrangements were executed contemporaneously with the software license transaction and provided customers with various rights that were not considered in the original revenue recognition assessment. The consideration provided to customers included terms such as (i) rights to terminate the arrangement; (ii) variable pricing; (iii) rights to unspecified future products; and (iv) commitments made by the Company to provide consideration in the future. Had these elements to the arrangements been taken into consideration or known at the time the transactions were recorded, a portion or all of the revenue would have been deferred until the contingencies had lapsed, the additional products were provided, or other consideration was provided by the Company. Accordingly, the Company has restated revenue on these transactions for the three and nine months ended March 31, 2004 to properly reflect all elements of the transactions.

Restatement to sell-through basis of revenue recognition—The Company sells certain of its products through distributors and other resellers. Previously, business arrangements with the Company’s distributors and resellers were believed to require payment within a customary collection period and provide no return rights. Accordingly, revenue was recognized upon shipment, on a sell-in or upfront basis, given that management believed all other criteria of SOP No. 97-2 had been met. The Company has determined that sales pertaining to distributors or resellers did not meet the criteria of SOP No. 97-2, that required the vendor’s obligation to the buyer to be complete and the fees to be fixed or determinable at the time of product shipment. The Company had provided concessions to various distributors and resellers, including return rights outside the contractual terms, and in some instances facilitated the resale of the Company’s software by its distributors. In addition, in some instances, distributors and resellers were not obligated to pay for delivered software licenses until they had been sold through to an end user. Accordingly, the Company has adjusted revenue on all distributor and reseller transactions for the three and nine months ended March 31, 2004 to reflect the sell-through or consignment basis of revenue recognition.

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

Foreign withholding taxes—Software license and maintenance revenues earned from customers in Japan which were previously recorded net of the 10% Japanese withholding taxes are being restated for the three and nine months ended March 31, 2004 to record the gross amount of the revenue and the related 10% income tax expense.  Additionally, as part of a change in the

Japan-US tax treaty, a Japanese withholding tax law was repealed effective July 1, 2004 and provided approximately $1.5 million of income tax relief to the Company. The $1.5 million in tax relief associated with the tax law change is being restated to reduce income tax expense by $1.5 million as of the enactment date of the tax law change which occurred in the quarter ended March 31, 2004.

Impact of the Financial Statement Adjustments on the Consolidated Condensed Statements of Operations

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated condensed statements of operations for the three and nine months ended March 31, 2004 (in thousands, except per share data).

Consolidated Condensed Statements of Operations

	Three Months Ended March 31, 2004		Nine Months Ended March 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Software licenses	$35,914	$36,636	$108,736	$113,636
Service and other	44,785	44,939	129,397	130,090
Total revenues	80,699	81,575	238,133	243,726

Cost of software licenses	3,854	3,854	11,786	11,786
Cost of service and other	25,345	25,345	74,223	73,973
Amortization of technology related intangibles	1,806	1,806	5,480	5,480
Total Cost of Revenues	31,005	31,005	91,489	91,239

Gross Profit	49,694	50,570	146,644	152,487

Operating Costs:
Selling and marketing	23,818	23,841	71,281	71,449
Research and development	14,234	14,234	44,534	44,534
General and administrative	6,292	6,399	19,525	19,878
Restructuring charges and FTC legal costs	—	—	2,000	2,000
Gain on sales of assets	—	(206)	—	(885)
Total Operating Costs	44,344	44,268	137,340	136,976

Income from operations	5,350	6,302	9,304	15,511
Other income (expense), net	462	256	757	(189)
Interest income, net	460	419	2,077	1,956
Income before provision for income taxes and equity in earnings from joint ventures	6,272	6,977	12,138	17,278

Provision for income taxes	(1,352)	(341)	(2,855)	(2,330)
Equity in earnings from joint ventures	—	—	—	(100)
Net income	4,920	6,636	9,283	14,848

Accretion of preferred stock discount and dividend	(3,400)	(3,400)	(2,900)	(2,900)
Net income applicable to common shareholders	$1,520	$3,236	$6,383	$11,948

Basic net income per share applicable to common shareholders	$0.04	$0.08	$0.16	$0.30
Diluted net income per share applicable to common shareholders	$0.03	$0.06	$0.13	$0.25
Weighted average shares outstanding—Basic	41,049	41,049	40,326	40,326
Weighted average shares outstanding—Diluted	51,907	51,907	48,275	48,275

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN AMENDMENT NO. 1 ON FORM 10-K/A TO OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2004. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER “FACTORS THAT MAY AFFECT OUR OPERATING RESULTS AND STOCK PRICE” AND ELSEWHERE IN THIS QUARTERLY REPORT.

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

Divestitures

In June 2002, we received a letter from the FTC notifying us that it had commenced an investigation of the competitive effects of the Hyprotech acquisition. On August 7, 2003, the FTC announced that it had authorized its staff to file a civil administrative complaint alleging that our acquisition of Hyprotech was anti-competitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. The FTC staff filed its complaint the same day. On December 21, 2004, the Federal Trade Commission approved a consent decree with us, which consent decree constitutes a complete and final settlement of the FTC’s complaint against us relating to our acquisition of Hyprotech in May 2002. The FTC’s approval also constitutes approval of the transactions contemplated by the purchase and sale agreement that we and our subsidiaries Hyprotech Company, AspenTech Canada Ltd., AspenTech Ltd. and Hyprotech UK Ltd. entered into on October 6, 2004 with Honeywell International, Inc. and its subsidiaries Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee, as well as the transactions contemplated by the purchase and sale agreement that we entered into with Bentley Systems Incorporated.

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

Significant Events—Three Months Ended March 31, 2005

On March 15, 2005 we announced completion of our audit committee investigation and the filing of our restated annual report on Form 10-K/A for the fiscal year ended June 30, 2004, and the filing of our quarterly reports on Form 10-Q for the quarters ended September 30, 2004 and December 31, 2004.

Significant Events—Three Months Ended December 31, 2004

On November 24, 2004, our board of directors accepted the resignation of Mr. David L. McQuillin, our former president and chief executive officer. On December 9, 2004, we entered into an employment agreement with Mr. Mark Fusco, pursuant to which Mr. Fusco agreed to serve as our president and chief executive officer, effective January 3, 2005.

On December 21, 2004, the Federal Trade Commission approved our proposed consent decree, which constituted a complete and final settlement of the FTC’s complaint against us relating to our acquisition of Hyprotech in May 2002. The FTC’s approval also constitutes approval of the transactions contemplated by the purchase and sale agreement that we and our subsidiaries Hyprotech Company, AspenTech Canada Ltd., AspenTech Ltd. and Hyprotech UK Ltd. entered into on October 6, 2004 with Honeywell International, Inc. and its subsidiaries Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee.

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

Summary of Restructuring Accruals

Fiscal 2004 and Fiscal 2005

In June 2004, we initiated a plan to reduce our operating expenses in order to better align our operating cost structure with the current economic environment and to improve our operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.8 million, recorded in the fourth quarter of fiscal 2004. During the three months ended September 30, 2004, we recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. In addition, during the three months ended December 31, 2004 we recorded another $0.2 million in restructuring charges related to accretion of the discounted restructuring accrual.  During the three months ended March 31, 2005, we recorded another $0.1 million in restructuring charges related to accretion of the discounted restructuring accrual, and a $0.1 million reduction in accrual related to revised sub-lease assumptions

As of March 31, 2005, there was $10.4 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the nine months ended March 31, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Impairment of Assets	Total
Accrued expenses, June 30, 2004	$12,049	$911	$—	$12,960
Restructuring charge	9,132	4,349	968	14,449
Impairment of assets	—	—	(968)	(968)
Payments	(10,588)	(2,717)	—	(13,305)
Accrued expenses, September 30, 2004	10,593	2,543	—	13,136
Payments	(530)	(1,414)	—	(1,944)
Restructuring charge—Accretion	216	3	—	219
Accrued expenses, December 31, 2004	10,279	1,132	—	11,411
Payments	(837)	(261)	—	(1,098)
Change in estimate—revised sub-lease assumptions	(79)	—	—	(79)
Restructuring charge—Accretion	125	—	—	125
Accrued expenses, March 31, 2005	$9,488	$871	$—	$10,359
Expected final payment date	September 2112	June 2005

Fiscal 2003

In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and in response to general economic uncertainties. In addition, we revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which has been affected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.1 million. During fiscal 2004, we recorded a $4.9 millon decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations. In September 2004, we recorded a $7.3 million increase to the accrual due to a change in the estimate of the facility vacancy term, extending to the term of the lease. In March 2005, we recorded a $0.1 million decrease to the accrual due to a change in the estimate of remaining disposition costs.

As of March 31, 2005, there was $12.5 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the nine months ended March 31, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Accrued expenses, June 30, 2004	$6,725	$292	$676	$7,693
Restructuring charge—Revised plan	7,303	—	(38)	7,265
Payments	(565)	—	(138)	(703)
Accrued expenses, September 30, 2004	13,463	292	500	14,255
Payments	(619)	(39)	(50)	(708)
Accrued expenses December 31, 2004	12,844	253	450	13,547
Payments	(730)	—	(175)	(905)
Change in estimate—revised assumptions	—	—	(143)	(143)
Accrued expenses March 31, 2005	$12,114	$253	$132	$12,499
Expected final payment date	February 2111	April 2005	April 2005

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

As of March 31, 2005, there was $0.9 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations and lease payments. During the nine months ended March 31, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2004	$1,683	$308	$1,991
Payments	(298)	(82)	(380)
Accrued expenses, September 30, 2004	1,385	226	1,611
Payments	(382)	(97)	(479)
Accrued expenses, December 31, 2004	1,003	129	1,132
Payments	(108)	(88)	(196)
Accrued expenses, March 31, 2005	$895	$41	$936
Expected final payment date	December 2010	April 2005

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

Our management uses its judgment concerning the satisfaction of these criteria, particularly the criteria relating to the determination of whether the fee is fixed and determinable and the criteria relating to the collectibility of the receivables, particularly the installments receivable, relating to such sales. In addition, our management uses its judgment in applying these two criteria to reseller transactions where, specifically, revenue is only recognized upon delivery to the end user, since the determination of whether the fee is fixed or determinable and whether collection if probable is more difficult. Should changes and conditions cause management to determine that these criteria are not met for certain future transactions, all or substantially all of the software license revenue recognized for such transactions could be deferred.

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

The timing and size of future impairment charges involves the application of management’s judgment and estimates and could result in the impairment of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $65.8 million as of March 31, 2005.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by certain consolidated condensed statement of operations data for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Revenues:
Software licenses	48.4%	44.9%	46.8%	46.6%
Service and other	51.6	55.1	53.2	53.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of software licenses	6.3	4.7	6.4	4.8
Cost of service and other	29.9	31.1	31.8	30.4
Amortization of technology related intangible assets	2.8	2.2	2.7	2.2
Total cost of revenues	39.0	38.0	40.8	37.4

Gross profit	61.0	62.0	59.2	62.6

Operating costs:
Selling and marketing	37.8	29.2	35.2	29.3
Research and development	18.0	17.4	17.7	18.3
General and administrative	19.8	7.8	18.0	8.2
Restructuring charges and FTC legal costs	(0.2)	0.0	10.9	0.8
Gain on sales and disposals of assets	0.1	(0.3)	(0.1)	(0.4)
Total operating costs	75.7	54.3	81.6	56.2

Income (loss) from operations	(14.6)	7.7	(22.5)	6.4
Interest income	2.6	2.1	2.5	2.3
Interest expense	(1.8)	(1.5)	(1.6)	(1.5)
Other income (expense), net	0.0	0.3	0.0	(0.1)
Income (loss) before provision for income taxes and equity in earnings from joint ventures	(13.9)%	8.6%	(21.6)%	7.1%

Comparison of the Three and Nine Months Ended March 31, 2005 and 2004

Total Revenues

Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for the three months ended March 31, 2005 decreased 21.3% to $64.2 million from $81.6 million in the three months ended March 31, 2004. Total revenues for the nine months ended March 31, 2005 decreased 18.3% to $199.1 million from $243.7 million in the nine months ended March 31, 2004. Total revenues from customers outside the United States were $40.0 million and $121.5 million, or 62.0% and 61.1% of total revenues for the three and nine months ended March 31, 2005, respectively, as compared to $48.8 million and $132.3 million, or 59.8% and 54.3% of total revenues for the three and nine months ended March 31, 2004, respectively. The geographical mix of revenues can vary from period to period.  Explanations of the revenue by component are described below.

Software License Revenues

Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. Software license revenues represented 48.4% of total revenues for the three months ended March 31, 2005, as compared to 44.9% in the three months ended March 31, 2004. Revenues from software licenses for the three months ended March 31, 2005 decreased 15.1% to $31.1 million from $36.6 million in the three months ended March 31, 2004.

Software license revenues represented 46.8% of total revenues for the nine months ended March 31, 2005, as compared to 46.6% in the nine months ended March 31, 2004. Revenues from software licenses for the nine months ended March 31, 2005 decreased 18.1% to $93.1 million from $113.6 million in the nine months ended March 31, 2004.

We believe that the decreases in the three and nine months ended March 31, 2005 were primarily due to distractions caused by the ongoing uncertainty of the FTC proceedings, our audit committee investigation, changes in sales management and delays in purchasing from customers. For the nine months ended March 31, 2005 and 2004, approximately 70% and 30% of our license revenue was derived from products in the engineering product line and manufacturing/supply chain product line, respectively.

Service and Other Revenues

Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended March 31, 2005 decreased 26.3% to $33.1 million from $44.9 million in the three months ended March 31, 2004. Revenues from service and other for the nine months ended March 31, 2005 decreased 18.5% to $106.0 million from $130.1 million in the nine months ended March 31, 2004.

These decreases were attributable primarily to the consulting services business. Consulting services decreased due to the general low-level of licenses of our supply chain products during the two most recent fiscal years. Our consulting services are more heavily linked to the implementation of our supply chain products than they are to our other products.

Cost of Software Licenses

Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging. Cost of software licenses for the three months ended March 31, 2005 increased 4.7% to $4.0 million from $3.9 million in the three months ended March 31, 2004. Cost of software licenses for the nine months ended March 31, 2004 increased 7.8% to $12.7 million from $11.8 million in the nine months ended March 31, 2004. Cost of software licenses as a percentage of revenues from software licenses was 13.0% and 13.6% for the three and nine months ended March 31, 2005, respectively, as compared to 10.5% and 10.4% for the three and nine months ended March 31, 2004, respectively.

The cost increase for both the three and nine months ended was primarily due to an increase in amortization of computer software development costs of $0.2 and $0.8 million for the three and nine months ended March 31, 2005, respectively.  This increased amortization related to several significant product releases, including AspenOne in December 2004.

Cost of Service and Other

Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for the three months ended March 31, 2005 decreased 24.2% to $19.2 million from $25.3 million in the three months ended March 31, 2004. Cost of service and other for the nine months ended March 31, 2005 decreased 14.5% to $63.2 million from $74.0 million in the nine months ended March 31, 2004. Cost of service and other as a percentage of service and other revenues was 58.0% and 59.7% in the three and nine months ended March 31, 2005, respectively, as compared to 56.4% and 56.9% in the three and nine months ended March 31, 2004, respectively.

The decrease in cost for the three months was primarily due to decreased payroll costs of $3.4 million related to reductions in headcount, as well as a decrease in reimbursable expenses of $2.0 million. The decrease in cost for the nine months was attributable to decreased payroll costs of $6.0 million and decreased facility costs of $2.9 million related to the closing of facilities under our restructuring plans, as well as a decrease in reimbursable expenses of $3.4 million, offset in part by an increase in billable consulting fees of $0.3 million.

Amortization of Technology Related Intangibles

Amortization of technology related intangibles for the three months ended March 31, 2005 and 2004 was $1.8 million and $1.9 million, respectively, and for the nine months ended March 31, 2005 and 2004 was $5.3 million and $5.5 million, respectively. As a percentage of total revenues, amortization of technology related intangibles was 2.8% and 2.7% for the three and nine months ended March 31, 2005, respectively, as compared to 2.2% for the three and nine months ended March 31, 2004.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2005 increased 1.9% to $24.3 million from $23.8 million in the three months ended March 31, 2004. Selling and marketing expenses for the nine months ended March 31, 2005 decreased 1.9% to $70.1 million from $71.4 million in the nine months ended March 31, 2004. As a percentage of total revenues, selling and marketing expenses were 37.8% and 35.2% for the three and nine months ended March 31, 2005, respectively, as compared to 29.2% and 29.3% for the three and nine months ended March 31, 2004, respectively.

The increase in cost for the three months ended was attributable to increased expenses of $0.8 million from Aspenworld, our bi-annual user conference last held in October 2004, offset in part by a decrease in payroll costs of $0.4 million.   The decrease in cost for the nine months ended was primarily due to a decrease in payroll costs of $3.1 million offset in part by an increase in Aspenworld expenses of $1.8 million.

Research and Development Expenses

Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Research and development expenses during the three months ended March 31, 2005 decreased 18.8% to $11.6 million from $14.2 million in the three months ended March 31, 2004. Research and development expenses during the nine months ended March 31, 2005 decreased 20.7% to $35.3 million from $44.5 million in the nine months ended March 31, 2004. As a percentage of revenues, research and development costs were 18.0% and 17.7% for the three and nine months ended March 31, 2005, respectively, as compared to 17.4% and 18.3% for the three and nine months ended March 31, 2004, respectively.

The decrease in costs for the three months ended March 31, 2005 was primarily attributable to a $1.3 million decrease in salary and benefit costs and a $0.2 million decrease in facility costs, both associated with reductions in headcount and facility closures under our June 2004 restructuring plan, as well as a $0.9 million increase in capitalized software development costs. The decrease in costs for the nine months ended March 31, 2005 was attributable to a $3.7 million decrease in salary and benefit costs and a $1.8 million decrease in facility costs, as well as a $1.7 million decrease in consulting fees, a $0.5 million decrease in travel and entertainment costs and a $1.5 million increase in capitalized software development costs.

We capitalized software development costs that amounted to 20.7% and 18.2% of our total research and development costs during the three and nine months ended March 31, 2005, respectively, as compared to 12.8% and 11.2% during the three and nine months ended March 31, 2004, respectively.  These increases are due to a reduction in general research and development costs, while efforts dedicated to software development projects that qualify for capitalization has remained steady.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of other intangible assets. General and administrative expenses for the three months ended March 31, 2005 increased 99.2% to $12.7 million from $6.4 million for the three months ended March 31. 2004. General and administrative expenses for the nine months ended March 31, 2005 increased 80.4% to $35.9 million from $19.9 million for the nine months ended March 31, 2004. The increase for the three months was attributable primarily to $4.0 million in costs related to the audit committee investigation described in Note 12 to the consolidated condensed financial statements, $0.3 million in consulting fees related to Sarbanes-Oxley — specifically our Section 404 efforts, $0.5 million in other litigation defense costs, and $0.6 million in bad debt expense.  The increase for the nine months was primarily due to $7.1 million in costs related to the audit committee investigation as well as $3.8 million in litigation defense and settlement costs related to KBC.

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

We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any one year is the result of the implicit interest rate established by us on installment contracts and the size of the contract portfolio. Interest income was $1.7 million and $4.9 million for the three and nine months ended March 31, 2005, respectively, as compared to $1.7 million and $5.7 million for the three and nine months ended March 31, 2004, respectively. This decrease for the nine month periods primarily was due to the aggressive collection of receivables and the increased sale of receivables, resulting in a decrease in the installments receivable balance.

Interest Expense

Interest expense is generated from interest charged on our convertible debentures, notes payable and capital lease obligations. Interest expense was $1.2 million and $3.1 million for the three and nine months ended March 31, 2005, as compared to $1.3 million and $3.8 million for the three and nine months ended March 31, 2004, respectively. This decrease in interest expense resulted from the elimination of a portion of the interest bearing debt, due to the repurchase and retirement of a portion of our convertible debentures.

Tax Rate

The tax provision recorded during the three and nine months ended March 31, 2005 primarily related to income in foreign locations. We did not record a domestic income tax benefit for the three and nine months ended March 31, 2005, as we provided a full valuation against the domestic tax net operating loss carryforwards that were generated during the periods.  Additionally, as part of a change in the Japan-US tax treaty, a Japanese withholding tax law was repealed effective July 1, 2004 and provided approximately $1.5 million of income tax relief to us as of the enactment date of the tax law change which occurred in the quarter ended March 31, 2004.

Liquidity and Capital Resources

During the nine months ended March 31, 2005, operating activities used $30.8 million of cash primarily due to the operating loss and payments made related to restructuring activities.  Investing activities used $11.5 million of cash primarily as a result of the purchase of property and equipment and the capitalization of computer software development costs. Financing activities provided $3.5 million of cash primarily due to the issuance of shares under our employee stock purchase plan and due to the exercise of stock options.

Historically, we have financed our operations principally through cash generated from public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, operating activities, and the sale of receivables to third parties.

In August 2003, we issued and sold 300,300 shares of Series D-1 preferred, along with WD warrants to purchase up to 6,006,006 shares of common stock, for an aggregate purchase price of $100.0 million. Concurrently, we paid $30.0 million and issued 63,064 shares of Series D-2 preferred, along with WB and WD warrants to purchase up to 1,261,280 shares of common stock, to repurchase all of the outstanding Series B preferred. The Series D preferred earns cumulative dividends at an annual rate of 8%, which are payable when and if declared by the board, in cash or, subject to certain conditions, common stock. Each share of Series D preferred currently is convertible into 100 shares of common stock, subject to anti-dilution and other adjustments. As a result, the shares of Series D preferred currently are convertible into an aggregate of 36,336,400 shares of common stock. The Series D preferred is subject to redemption at the option of the holders as follows: 50% on or after August 14, 2009 and 50% on or after August 14, 2010.

We have had arrangements to sell installments receivable to three financial institutions, General Electric Capital Corporation, Fleet Business Credit Corporation and Silicon Valley Bank. We sold certain installment contracts for aggregate proceeds of approximately $15.8 million and $66.7 million during the three and nine months ended March 31, 2005, respectively, and $18.1 million and $69.9 million during the three and nine months ended March 31, 2004, respectively. As of March 31, 2005, there was approximately $65 million in additional availability under the arrangements. We expect to continue to have the ability to sell receivables, as the collection of the sold receivables will reduce the outstanding balance, and the availability under the arrangements can be increased. At March 31, 2005, we had a partial recourse obligation that was within the range of $0.7 million to $2.9 million.

In January 2003, we executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (1) $15.0 million or (2) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (1) $10.0 million or (2) 80% of eligible foreign receivables. The lines of credit bear interest at the bank’s prime rate (5.75% at March 31, 2005). We need to maintain a $4.0 million compensating cash balance with the bank, or we will be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of March 31, 2005, there were $8.5 million in letters of credit outstanding under the line of credit, and there was $12.4 million available for future borrowing.  On April 1, 2005, we executed an amendment to the Loan Arrangement that extended the term of the agreement to July 15, 2006 and adjusted the terms of certain financial covenants.  As of March 31, 2005, we were in default of the tangible net worth covenant.  On May 9, 2005, we executed an amendment to the Loan Arrangement that adjusted the terms of the financial covenants and cured the default as of March 31, 2005.

As of March 31, 2005, we had outstanding $56.7 million in aggregate principal amount of our 5 ¼% convertible subordinated debentures.  These convertible debentures mature on June 15, 2005.  We believe that an increase in the sale of our installments receivable contracts to financial institutions or investment firms during the fourth quarter of our fiscal year 2005, our current cash balances, and availability under our line of credit will be sufficient to meet our obligation to repay the convertible debentures, including the interest accrued thereon, at maturity.  However, if these funding sources prove insufficient, we may be required to raise additional capital or incur additional debt in order to meet our repayment obligations.  There can be no assurance that we will be able to do so on terms and conditions that are favorable to us, or at all.

As of March 31, 2005, we had cash and cash-equivalents totaling $69.1 million. Our commitments as of March 31, 2005 consisted primarily of the maturity of the convertible debentures on June 15, 2005, capital lease obligations, and leases on our headquarters and other facilities. Other than these, there were no other commitments for capital or other expenditures. Our obligations related to these items at March 31, 2005 are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$3,186	$10,489	$9,561	$8,186	$7,597	$25,273	$64,292
Capital leases and debt obligations	463	963	224	183	181	401	2,415
Maturity of convertible debentures	56,745	—	—	—	—	—	56,745
Total commitments	$60,394	$11,452	$9,785	$8,369	$7,778	$25,674	$123,452

We believe that the sales of installment contracts, including anticipated increased sales of installment contracts during the quarter ending June 30, 2005 as described above, our current cash balances, and availability under our line of credit will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.  However, we may need to obtain additional financing, if we are unable to sell installment contracts as described above, if our current plans and projections prove to be inaccurate or if our expected cash flows are insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance, the restrictions imposed by our current inability to use a “short form” registration statement on Form S-3, the outcome of the putative class action lawsuits pending against us, and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

In October 2004, the audit committee of our board of directors began an investigation into the accounting treatment of a number of transactions we entered into with alliance partners and other customers during our fiscal years ended June 30, 2000 through 2002.  Based on a report by the audit committee to our board in connection with the investigations and on a report by Deloitte & Touche LLP, our independent registered public accounting firm, to the audit committee in connection with the preparation of the restated financial statements included in an amendment to our Annual Report on Form 10-K/A filed with the SEC on March 15, 2005, we concluded that as of December 31, 2004, and again as of March 31, 2005, a material weakness existed in the design and operation of our internal controls over financial reporting with respect to software license revenue recognition.  A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.   A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.  A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

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

(d)                                 lack of a sufficient number of qualified finance personnel to review and provide guidance on revenue recognition for complex software license transactions; and

(e)                                  need for the establishment of a routine process to assess the creditworthiness of new or existing customers.

Based on the reports of the audit committee and our independent registered public accounting firm, we are implementing a number of policies and procedures designed to address the material weaknesses and reportable conditions described above. We believe these initiatives, which we expect to complete by June 30, 2005, will address the material weakness in our internal controls with respect to software license revenue recognition. If these remedial initiatives are insufficient to address this material weakness, however, our financial statements may contain material misstatements, we may fail to meet our future reporting obligations on a timely basis, we may be subject to class action litigation, and our common stock may be delisted from the Nasdaq National Market. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

Our assessment of the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act may identify additional material weaknesses, which, if not remediated effectively, could result in material misstatements in our financial statements in future periods.

Pursuant to rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act, we are required to include in our future Form 10-K filings, beginning with our Form 10-K for our fiscal year ending June 30, 2005, a report by our management on our internal control over financial reporting, along with a report by our independent auditors attesting as to management’s internal control report and attesting to internal controls over financial reporting. We have undertaken a program, deploying internal and external resources, to document, test and assess the effectiveness of our internal control over financial reporting, but there can be no assurance that we will complete our documentation, testing and assessment by the filing date for our annual report on Form 10-K for fiscal year 2005. We are focusing our efforts on those control processes that are most significant to our business and financial reporting. There can be no assurance, however, that there will be sufficient time and resources available before the filing date for this Form 10-K for our independent auditors and us to complete the assessment and testing of all of our key business processes, consistent with the Committee of Sponsoring Organization Standards. We are subject to the internal control report rules for the first time in fiscal 2005 and, therefore, have no experience predicting the time required to comply with their requirements. Our internal controls assessment may identify material weaknesses in addition to the ones we have previously disclosed. Consequently, our financial statements may contain material misstatements, we may fail to meet our future reporting obligations on a timely basis, we may be subject to class action litigation, and our common stock may be delisted. In addition, our work may result in an attestation with an adverse, or a disclaimer of an, opinion from our independent auditors as to the adequacy of our internal control over financial reporting. Each of these consequences of our Section 404 assessment may have an adverse effect on investor perceptions of our company and cause a decline in the market price of our common stock.

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

On October 29, 2004, we announced that we had received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents relating to transactions to which the Company was a party during the 2000 to 2002 time frame, associated documents dating from January 1, 1999, and additional materials. We are cooperating fully with the subpoena requests and in the investigation by the U.S. Attorney’s Office. However, we may in the future become the subject of investigation by other regulatory agencies such as the SEC.

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

If we are unable to remain current in our financial filings, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” We also will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months, beginning on March 15, 2005 (the time we became current with our filings). These restrictions may impair our ability to raise funds should we desire to do so and may adversely affect our financial condition.

Our common stock may be delisted from the Nasdaq National Market and transferred to the National Quotation Service Bureau, or “Pink Sheets,” which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

Nasdaq has notified us that we must timely file, without regard to any applicable 12b-25 extension period, all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before January 31, 2006. If we fail to keep current in our SEC filings or to comply with Nasdaq’s continued listing requirements, our common stock may be delisted from the Nasdaq National Market and subsequently would trade on the Pink Sheets. The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets would materially adversely affect our access to the capital markets, and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we are delisted in the future from the Nasdaq National Market and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest in our company.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for our first annual reporting period that begins after June 15, 2005. We expect to adopt SFAS No. 123R using the Statement’s modified prospective application method. Adoption of SFAS No. 123R is expected to increase stock compensation expense. Assuming the continuation of current programs, our preliminary estimate is that additional stock compensation expense for fiscal 2006 will be in the range of $4 million to $5 million. In addition, SFAS No. 123R requires that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.

We face increased competition as a result of the sale of our operator training business and Hyprotech intellectual property to Honeywell International and the settlement of the KBC proceedings, in addition to competition we have faced in the past, and if we do not compete successfully, we may lose market share.

As a result of the consent decree we entered into with the FTC and the related transactions with Honeywell and Bentley Systems described in “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we transferred our AXSYS product line, our operator training business, and rights to the intellectual property of the Hyprotech product line. The ability of Honeywell International to compete against our Hyprotech engineering product, the loss of our and operator training business, the ability of Bentley Systems to compete against our Zyqad product line, and the increased costs of our support obligations to Honeywell under the two year support agreement may have a material adverse effect on our operations. The Hyprotech engineering products are material to our current business and strategy, and any decrease in our revenues from these products may have a material adverse impact on our results of operations. Because Honeywell may license the Hyprotech engineering products on more favorable terms than we may offer, sell the Hyprotech engineering products to companies that are customers of both Honeywell and us, and bundle the Hyprotech engineering products with its other products for the process industries, Honeywell may harm our ability to compete in the marketplace, including our ability to negotiate license renewals with our current customers.

In addition, as part of our settlement with KBC Advanced Technologies, we agreed to recognize KBC’s right to develop, market and license HYSYS.Refinery, KBC’s refinery-wide simulation product which competes with our refinery-wide simulation product, Aspen RefSYS. As a result of this settlement, increased competition from KBC may harm our market share and our revenues.

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

The sale and implementation of certain of our software products and services, particularly in the areas of advanced process control and optimization, may entail the risk of product liability claims. Our software products and services are often integrated with our customers’ networks and software applications and are used in the design, operation and management of manufacturing processes at large facilities, often for mission critical applications. Any errors, defects, performance problems or other failure of our software could result in significant claims against us for damages or for violations of environmental, safety and other laws and regulations. In addition, the failure of our software to perform to customer expectations could give rise to warranty claims. Our agreements with our customers generally contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions in our agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A substantial product liability claim against us could materially and adversely harm our operating results and financial condition. Even if our software is not at fault, a product liability claim brought against us could be time consuming, costly to defend and harmful to our operations. In addition, although we carry general liability insurance, our current insurance coverage may be insufficient to protect us from all liability that may be imposed under these types of claims.

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

Our ability to establish and maintain a position of technology leadership in the highly competitive software market depends in large part upon our ability to attract and retain highly qualified managerial, sales and technical personnel. We have recently had a number of changes in our senior management. We announced the resignation of our senior vice president of global sales in August 2004 and the resignation of our president and chief executive officer in November 2004, and we also announced the retirement from our board of directors of Lawrence B. Evans, our founder who was serving as chairman of our board, in January 2005. Mark Fusco, who became our president and chief executive officer on January 3, 2005, had been serving as a member of our board of directors for one year and has not previously served as the chief executive officer of a publicly traded company. In addition, several of our executive officers have not entered into an employment agreements with us. In the future, we may experience the departure of senior executives due to competition for talent from start-ups and other companies. Our future success depends on a continued, successful management transition and will also depend on our continuing to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against companies.   We currently have two putative class action lawsuits pending against us in U.S. District Court, District of Massachusetts.  This type of litigation could result in substantial costs and a diversion of management’s attention and resources.

Our common stockholders may experience further dilution as a result of provisions contained in our outstanding Series D convertible preferred stock and warrants.

The terms of our outstanding securities may result in substantial dilution to existing common stockholders. In August 2003, we issued 300,300 shares of Series D-1 convertible preferred stock, or Series D-1 preferred, and delivered cash and 63,064 shares of Series D-2 convertible preferred stock, or Series D-2 preferred, in consideration for the surrender of all of our outstanding Series B-I and B-II convertible preferred stock, or Series B preferred. Each share of our Series D-1 preferred and Series D-2 preferred, which we refer to collectively as Series D preferred, is currently convertible, at the holder’s option, into 100 shares of our common stock and may be converted into additional shares of our common stock upon certain events as a result of antidilution provisions in our charter. In addition, we issued warrants to purchase up to 7,267,286 shares of common stock, which we refer to as the WD warrants, and exchanged existing warrants to purchase 791,044 shares of common stock for warrants to purchase 791,044 shares of common stock, which we refer to as the WB warrants. The WD warrants and WB warrants are currently exercisable for an aggregate of 8,058,330 shares of our common stock and may be converted into additional shares upon certain events as a result of antidilution provisions in the warrants. The Series D preferred, together with the WD warrants and WB warrants, were issued to several investment partnerships managed by Advent International Corporation and to holders of our Series B preferred. We refer to these transactions as the Series D financing.

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

As of May 1, 2005, we had outstanding $56,745,000 in aggregate principal amount of our 5 1/4% convertible subordinated debentures that will mature on June 15, 2005. We will be required to dedicate a substantial portion of our cash flows from operations, including from an anticipated increase in the sale of our installments receivable contracts during the fourth quarter of our fiscal year 2005, to repay the principal of and interest on the outstanding convertible debentures. Our repayment of the convertible debentures will reduce the cash we have available to fund operations, research and product development, capital expenditures and other general corporate purposes. If there is insufficient interest from third parties in purchasing our installments receivable contracts, our ability to generate the cash required to meet our obligations under the convertible debentures may be impaired. If we cannot generate sufficient cash to meet these obligations through the sales of our installments receivable contracts, we may be required to incur additional indebtedness or raise additional capital.

We may need to raise capital in the future and may not be able to secure adequate funds on terms acceptable to us or at all.

We expect that our current cash balances, cash-equivalents, short-term investments, proceeds from the anticipated increased sale of installment contracts, funds available under our bank line of credit, and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may need to obtain additional financing thereafter or earlier, however, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, fewer sales of installment contracts, unanticipated expenses, including those related to the class action lawsuits or their outcome or settlement, or other unforeseen difficulties.

Our sales of receivables are an important part of our cash management program. Historically, we have had arrangements to sell long-term contracts to two financial institutions, General Electric Capital Corporation and Fleet Business Credit Corporation, and in December 2003 we entered into a third such arrangement with Silicon Valley Bank. These contracts represent amounts due over the life of existing term licenses. During the nine months ended March 31, 2005, our installments receivable balance decreased to $86.2 million at March 31, 2005 from $90.8 million at June 30, 2004. Under the three arrangements, we sold installments receivable of $66.7 million during the nine months ended March 31, 2005. Our ability to continue these arrangements or replace them with similar arrangements is important to maintain adequate funding.

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

As of March 31, 2005, the Series D preferred (as converted to common stock) represented 41.6% of our outstanding common stock and the WB and WD warrants were exercisable for a number of shares representing 9.2% of our outstanding common stock (ignoring certain limitations on the ability to convert such shares or exercise such warrants). As a result, the holders of the Series D preferred and the WB and WD warrants, if acting together, would have the ability to delay or prevent a change in control of our company that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to quantitative and qualitative disclosure about market risk is set forth in note 3 of the Notes to Consolidated Condensed Financial Statements and below under the caption “Foreign Exchange Hedging.”

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

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars:

	Fair Value at March 31, 2005	Maturing in FY 2005
Cash Equivalents (in thousands)	$69,127	$69,127
Weighted Average Interest Rate	2.26%	2.26%

Impact of Foreign Currency Rate Changes

During the first nine months of fiscal 2005, the U.S. dollar generally remained stable as compared to the Asia/Pacific, European and Canadian currencies. The translation of our intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts and installment receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $26.6 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Euro and Canadian currencies, which represented underlying customer accounts receivable transactions at March 31, 2005. At March 31, 2005 and 2004, the foreign exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and losses related to these instruments for the three and nine months ended March 31, 2005 and 2004 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The following table provides information about our foreign exchange forward contracts at March 31, 2005. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at March 31, 2005.

Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

Currency	Average Contract Rate	Forward Amount in U.S. Dollars	Contract Origination Date	Contract Maturity Date
		(in thousands)
Euro	0.80	$15,979	Various: Apr 04—Mar 05	Various: Apr 05—Feb 06
Japanese Yen	106.69	4,152	Various: Apr 02—Feb 05	Various: Apr 05— Feb 06
Canadian Dollar	1.32	2,989	Various: Apr 04— Mar 05	Various: Apr 05— Feb 06
British Pound Sterling	0.55	2,544	Various: Apr 04—Mar 05	Various: Apr 05— Feb 06
Swiss Franc	1.22	985	Various: Jul 04— Feb 05	Various: Apr 05—Jul 05
Total		$26,649

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of March 31, 2005.

As part of this evaluation, our management considered a report provided under interim standards established by the Public Company Accounting Oversight Board, or PCAOB, regarding certain elements of our system of internal controls made in September 2004 to our board’s audit committee by our independent registered public accounting firm, Deloitte & Touche LLP, of a “material weakness” with respect to our controls and procedures involving accounting for taxes. Deloitte & Touche LLP noted errors in (a) our computations of the provision for sales taxes, (b) our computations of the domestic and foreign provision for income taxes, and (c) our computation and classification of deferred income taxes. Deloitte & Touche LLP also noted a “reportable condition” with respect to our property record-keeping processes that did not constitute a material weakness. This material weakness and reportable condition were previously disclosed in our Annual Report on Form 10-K as originally filed with the SEC on September 13, 2004. Reportable conditions under the PCAOB interim standards involve matters relating to significant deficiencies in the design or operation of the Company’s internal control over financial reporting that could adversely affect the Company’s ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. A material weakness under the PCAOB interim standards is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

In February 2005, as part of its previously described accounting investigation, the audit committee made a report to our board relating to certain accounting and internal controls issues. In March 2005, in connection with its review of the restated financial statements included in Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the fiscal year ended June 30, 2004, Deloitte & Touche LLP made a report (again under the interim standards of the PCAOB regarding certain elements of our system of internal controls) to the audit committee of (1) a “material weakness” with respect to our software license revenue recognition controls and (2) a “reportable condition” with respect to our processes for recording restructuring accruals that did not constitute a material weakness. Our management concluded that the following factors contributed significantly to the material weakness with respect to our software license revenue recognition controls:

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

(d)  lack of a sufficient number of qualified finance personnel to review and provide guidance on revenue recognition for complex software license transactions; and

(e)  need for the establishment of a routine process to assess the creditworthiness of new or existing customers.

In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on their evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses in our internal controls over financial reporting described above, our disclosure controls and procedures were not effective as of March 31, 2005.

Based on the recommendations made by the audit committee to our board and by Deloitte & Touche LLP in its reports to the audit committee, we have undertaken a number of initiatives to address the material weaknesses and reportable conditions described above. As of March 31, 2005, we have completed the following actions:

• We have hired a director of internal audit and an internal auditor.

• We have hired a director of tax.

• We have assigned additional resources to revenue recognition processes.

• We have obtained quarterly certifications from all of our sales personnel to assist in detecting issues that may impact revenue recognition and the accuracy of our financial statements.

• We have established a cross-functional group to manage and monitor software license arrangements that also involve consulting services in order to assess the revenue recognition implications.

• We have purchased a fixed asset accounting and tracking system.

In addition, subsequent to March 31, 2005, we have completed the following actions:

• We have formulated checklists to define revenue recognition criteria and to document related transactional information.

• We have established processes to assess the creditworthiness of customers on a periodic basis and to ensure that such assessments are documented and reviewed before entering into agreements with customers containing extended payment terms.

• We have implemented our new fixed asset accounting and tracking system.

Finally, we have undertaken the following steps, all of which we anticipate will be completed by June 30, 2005:

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

• We are in the process of completing a full physical inventory of all property and equipment.

We have designed these various initiatives to address all of the material weaknesses and reportable conditions described above. The actual efficacy of the initiatives is subject to continuing review by our management, supported by confirmation and testing by our management and internal and external auditors. In addition, we are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting, in accordance with the SEC’s rules, to adopt the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act. We expect that additional changes will be made to our internal controls and procedures as a result of these various procedures.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

U.S. Attorney’s Office Investigation

On October 29, 2004, we announced that we had received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents relating to transactions to which we were party during the 2000 to 2002 time frame, associated documents dating from January 1, 1999, and additional materials. We are cooperating fully with the subpoena requests and the investigation by the U.S. Attorney’s Office.

Class Action Suits

In November 2004, two putative class action lawsuits were filed against us in the United States District Court District of Massachusetts, captioned, respectively, Fener v. Aspen Technology, Inc., et. al., Civil Action No. 04-12375 (D. Mass.) (filed Nov. 9, 2004) and Stockmaster v. Aspen Technology, Inc., et. al., Civil Action No. 04-12387 (D. Mass.) (filed Nov. 10, 2004). The class actions allege, among other things, that we violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various statements about our financial condition for fiscal years 2000 through 2004. The time for the defendants to move, answer or otherwise respond to the complaints has been extended to sixty days following the filing of a consolidated amended complaint. On February 2, 2005, the Court consolidated the cases under the caption Aspen Technology, Inc. Securities Litigation, Civil Action No. 04-12375 (D. Mass.), and appointed The Operating Engineers and Construction Industry and Miscellaneous Pension Fund (Local 66) and City of Roseville Employees’ Retirement System as lead plaintiff, purporting to represent a putative class of persons who purchased our common stock between January 25, 2000 and October 29, 2004. No consolidated amended complaint has been filed and no class has been certified. We believe that plaintiffs’ claims lack merit and intend to litigate the dispute vigorously. We are currently unable to determine whether resolution of these matters will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters. However, the ultimate outcome could have a material adverse effect on our financial position or results of operations.

Derivative Action

On December 1, 2004, a purported derivative action was filed in the United States District Court of Massachusetts, captioned Caviness v. Evans, et. al., Civil Action No. 04-12524 (D. Mass.) (the “Derivative Action”).  The complaint, as subsequently amended, alleges, among other things, that our former and current director and officer defendants caused us to issue false and misleading financial statements, and brings derivative claims for the following:  (1) breach of fiduciary duty for insider trading; (2) breach of fiduciary duty; (3) abuse of control; (4) gross mismanagement; (5) waste of corporate assets; (6) unjust enrichment.  We have moved to dismiss the complaint pursuant to Fed. R. Civ. P. 23.1 for failure to make a demand on our board and for failing to allege particularized facts showing why plaintiff’s failure to make a demand should be excused.  On April 12, 2005 we received a letter dated March 22, 2005 alleging that our officers and directors failed to disclose and misrepresented that we inappropriately recognized revenues in the 2000-2002 fiscal years, and that we should commence suit for relief equivalent to that sought in the Derivative Action, including requiring certain of our present and former officers to return remuneration paid to them while in breach of their fiduciary duties.  We are currently unable to determine whether resolution of these matters will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters. However, the ultimate outcome could have a material adverse effect on our financial position or results of operations.

Item 6.   Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description
10.1	Fifth Amendment to Non-Recourse Receivables Purchase Agreement, dated as of March 31, 2005, by and between Silicon Valley Bank and Aspen Technology, Inc.

10.2+	Fourth Loan Modification Agreement, dated April 1, 2005 by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.

10.3	Third Loan Modification Agreement, dated as of April 1, 2005, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.

10.4	Borrower Agreement, dated April 1, 2005, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc. in favor of the Export-Import Bank of the United States.

10.5	Promissory Note, dated April 1, 2005, by Aspen Technology, Inc. and AspenTech, Inc. in favor of Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the

Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(b)

Reports on Form 8-K

On January 14, 2005, we filed a current report on Form 8-K reporting under Item 3.01 that we had received a letter from the Nasdaq Stock Market informing us that the Nasdaq Listing Qualifications Panel granted our request for continued listing of our common stock on the Nasdaq National Market, subject to specified conditions.

On January 19, 2005, we filed a current report on Form 8-K reporting under Items 1.01 and 5.02 that we had entered into an amendment to our employment and transition agreement with Lawrence B. Evans, pursuant to which Mr. Evans retired as our chairman of the board and a Class I director and agreed to continue to be employed by us on a part-time basis, effective January 13, 2005.

On February 2, 2005, we filed a current report on Form 8-K reporting under Item 1.01 that we, together with our subsidiary AspenTech, Inc., entered into amendments to our loan and security agreement and our Export-Import Bank loan and security agreement, each dated as of January 30, 2003, with Silicon Valley Bank, and obtained certain waivers from Silicon Valley Bank relating to these loan agreements.

On February 4, 2005, we filed a current report on Form 8-K reporting under Item 2.02 that we had issued a press release updating the previously announced investigation by the audit committee of our board of directors.

On March 15, 2005, we filed a current report on Form 8-K reporting under Item 2.02 that we had issued a press release announcing the completion of the previously announced investigation by the audit committee of our board of directors and the restatement of our financial statements for our fiscal years ended June 30, 2000 through 2004 and that we also had issued a press release announcing our financial results for our fiscal quarters ended September 30, 2004 and December 31, 2004, the first two quarters of our fiscal year ending June 30, 2005.

On March 28, 2005, we filed a current report on Form 8-K for the purpose of reporting under Item 7.01 that we had updated and revised our previously announced “non-GAAP” financial results for each quarter of our fiscal years ended June 30, 2003 and 2004 and for each of our fiscal years ended June 30, 2003 and 2004 to reflect the effects of our previously announced financial restatement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: May 10, 2005	By:	/s/ Mark Fusco
Mark Fusco President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ Charles F. Kane
Charles F. Kane Senior Vice President and Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Description
10.1	Fifth Amendment to Non-Recourse Receivables Purchase Agreement, dated as of March 31, 2005, by and between Silicon Valley Bank and Aspen Technology, Inc.

10.2+	Fourth Loan Modification Agreement, dated April 1, 2005 by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.

10.3	Third Loan Modification Agreement, dated as of April 1, 2005, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.

10.4	Borrower Agreement, dated April 1, 2005, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc. in favor of the Export-Import Bank of the United States.

10.5	Promissory Note, dated April 1, 2005, by Aspen Technology, Inc. and AspenTech, Inc. in favor of Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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