Form 10-K
period 2005-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2005-09-13
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of December 31, 2004, the aggregate market value of common stock (the only outstanding class of common equity of the Registrant) held by nonaffiliates of the Registrant was $264,799,529, based on a total of 42,640,826 shares of common stock held by nonaffiliates and on a closing price of $6.21 on December 31, 2004 for the common stock as reported on the Nasdaq National Market.

As of September 9, 2005, 43,187,397 shares of common stock were outstanding.

Documents Incorporated by Reference

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2005. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures

Aspen, aspenONE, Aspen Plus, HYSYS, AspenTech and DMCPlus are our registered trademarks. Aspen IP.21, Aspen MIMI, Aspen PIMS, Aspen Icarus, Aspen SmartStep, Aspen Plant Scheduler, Aspen Supply Planner, Aspen Advisor, Aspen Orion and Aspen Zyqad are our trademarks.

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Readers are cautioned that all forward-looking statements involve risks and uncertainties, many of which are beyond our control, including the factors set forth under “Item 1. Business—Factors that may affect our operating results and stock price.” Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and there can be no assurance that actual results will be the same as those indicated by the forward-looking statements included in this Form 10-K. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I

Item 1.  Business

This Form 10-K, as well as all other reports filed with or furnished to the Securities and Exchange Commission (SEC), are available free of charge through our Internet site (http://www.aspentech.com) as soon as practicable after we electronically file such material with, or furnish it to, the SEC.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We are a leading supplier of integrated software and services to the process industries, which consist of oil and gas, petroleum, chemicals, pharmaceuticals and other industries that manufacture and produce products from a chemical process. Our software and services are designed to improve a variety of business activities, including plant and process design, economic evaluation, production, production planning and scheduling, and managing operational performance. These solutions can help our customers improve their competitiveness and profitability by increasing revenues, reducing operating costs, reducing working capital requirements and decreasing capital expenditures.

Our products are tailored to address the industry challenges in each major vertical market that we serve.  In each industry our solutions are focused on three primary business areas: engineering and innovation, plant operations, and supply chain management. In our fiscal year ended June 30, 2005 our engineering and innovation solutions accounted for approximately 67% of our software license revenue.  Our plant operations and supply chain management solutions accounted for approximately 33% of software license revenue.

•                  Our engineering and innovation solutions are desktop applications and services that help companies design and improve their plants and processes. Our customers use our engineering software and services to model and improve the way they develop and deploy manufacturing assets to improve return on capital. Our engineering products are tailored to address the industry challenges in each major vertical market that we serve.  Our customers use our engineering software to design and manage their intellectual property in order to reduce cost of investment, improve physical plant operating performance and bring new products to market more quickly. Our principal engineering products include Aspen Plus, Aspen HYSYS and Aspen Icarus.

•                  Our plant operations solutions include desktop applications, IT infrastructure and services that enable companies to model, manage and control their plants more efficiently, helping them to make better-informed, more profitable decisions. These solutions help companies make decisions that can reduce fixed and variable costs in the plant, improve product yields, procure the right raw materials and evaluate opportunities for cost savings and efficiencies in their operations. Our principal products for plant operations include Aspen DMC Plus, Aspen Advisor, and Aspen InfoPlus.21.

•                  Our supply chain management solutions include desktop applications, IT infrastructure and services that enable manufacturers to operate their plants and supply chains more efficiently, from customer demand through manufacturing to delivery of the finished product.  These solutions help companies to reduce inventory carrying costs, respond more quickly to changes in market conditions and improve customer service. Our principal products for plant operations include Aspen PIMS, Aspen Orion and Aspen Plant Scheduler

While the majority of our revenue historically has come from selling individual applications focused on engineering and innovation, plant operations and supply chain management, our customers increasingly are focused on improving their operations by deploying integrated software systems that bridge the gap between their enterprise information technology, or IT, business systems and their plant floor systems by drawing on capabilities that span multiple applications and business areas.  In order to meet this need and address competitive offerings we have unified our solutions under the aspenONE brand with differentiated aspenONE vertical solutions targeted at specific segments of the process industries.  Our aspenONE solutions broaden the scope of optimization across a manufacturer’s operations by expanding the use of process models in the operations environment and linking engineering, plant and business systems to improve our customers’ visibility into their manufacturing operations. Much like the enterprise resource planning, or ERP, market evolved from providing individual, best-in-class applications to providing a streamlined integrated solution suite, the market for integrated solutions focused on plant operations is evolving out of process manufacturers’ need to have a more integrated solution to manage day-to-day operations.

Our industry-specific aspenONE solutions encompass our existing engineering, plant operations and supply chain management solutions for each vertical market that we serve.  In addition, as part of our aspenONE solution strategy we are strengthening the integration between our applications and adding new capabilities to better address the most critical operational business processes in each industry.  Customers can already use existing aspenONE modules to obtain real-time operational data and to forecast or simulate the economic impact of potential decisions. Over time the number of business processes that can be addressed by aspenONE modules will increase for each vertical market that we serve.

Our customer base of over 1,500 process manufacturers includes 46 of the world’s 50 largest chemical companies, 24 of the world’s 25 largest petroleum refiners, 18 of the world’s 20 largest pharmaceutical companies and 17 of the world’s 20 largest engineering and construction firms that serve the process industries. We have established a network of strategic relationships to leverage our internal sales and marketing efforts, enhance the breadth of our solutions and expand our implementation capabilities. This network includes relationships with companies such as Accenture, Intergraph, Microsoft and Schlumberger.

Industry Background

The process industries consist of oil and gas, petroleum, chemicals, pharmaceuticals and other industries that provide products from a chemical process. Process manufacturers face a number of significant challenges that are specific to each industry.  To succeed in an increasingly competitive global environment, process manufacturers must simultaneously reduce costs and increase efficiency, responsiveness and customer satisfaction. Because process manufacturing tends to be asset-intensive, increases in profitability in these industries depend substantially upon reducing the costs of raw materials, energy and capital. Given the large production volumes typical in the process industries and the relatively low profit margins characteristic of many sectors within the process industries, even relatively small reductions in raw material or energy requirements or small improvements in input costs, throughput or product yields can significantly increase the profitability of the process manufacturing enterprise.

The process industries face significant challenges because of the complex activities and supply chains that must be managed when purchasing raw materials, manufacturing products, and delivering final products to customers. Factors that make it difficult for these companies to optimize these processes and make optimal economic decisions include the following:

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

•                  manufacturing plants are sophisticated and extremely capital intensive; and

•                  transportation logistics are complex.

In addition to these factors that are common to most segments of the process industry, each vertical market has its own set of unique challenges that must be addressed in order to manage operations effectively.

Oil and Gas

The upstream oil and gas sector is driven by the high cost of capital investment, which is being exacerbated as the search for new reserves takes companies to more remote, politically unstable locations and ever deeper oceans. The high cost of investment places a premium on getting the most out of any expenditure. An improperly placed well that fails to economically remove all surrounding reserves or a poorly designed transmission system that requires excessive pressurization or maintenance can have a significant impact on profitability for years to come.  In addition, managing oil and gas assets is complicated since these assets are highly complex and interconnected. Companies must achieve high output while minimizing investment, optimize facilities to match a constantly varying slate of crudes and gases, and ensure the efficient transmission of materials through large, interconnected, and environmentally sensitive pipeline infrastructure.

To further complicate the challenge, every decision occurs against the backdrop of rapidly fluctuating open market oil and gas prices. Unlike other segments of the process industries, where raw material price movements are smoothed through long-term contracts, oil and gas prices can oscillate rapidly from week to week or even day to day. This puts enormous pressure on companies to profit from rising prices while they can. Delayed decisions and prolonged production ramp-ups can spell the difference between selling into a rising or falling market.

Specifically, oil and gas companies face the following distinct challenges in managing their operations:

•                  managing assets as an interrelated system;

•                  ensuring consistently profitable price nominations and product contracts;

•                  maximizing production with minimal capital investment;

•                  responding faster to gas and oil price fluctuations and operating disruptions; and

•                  ensuring regulatory compliance without adding administrative overhead.

Petroleum

In the downstream petroleum industry, operating margins are reaching record highs.  One result of this current market environment is that many refiners are keeping increasingly lower amounts of inventory on hand — making them especially susceptible to changes in demand or market disruptions.  Due to the many mergers and acquisitions that characterized the 1990s, petroleum companies must often make decisions with legacy IT systems that have become obsolete in the face of market volatility and new environmental regulations. They lack visibility into quality and production information, and can make poor buy vs. make vs. trade decisions because of poor, or partial, visibility into market dynamics and inventory levels. For example, deciding which crude to buy for a refinery necessitates knowing how much it will cost to transport it to the refinery, what kinds of products the refinery is set up to produce, and prevailing volumes of and prices for the product in retail, commercial, and unbranded channels. Another consideration is how much it will cost to get the refined products to market. Options for trading, swapping, and exchanging crudes, intermediates, and products all along the chain only add to the complexity of economic evaluation. The situation is exacerbated by a proliferation of regional product specifications; a volatile market, increasingly stringent environmental regulations, and changing supply and demand patterns.

Running more barrels through the refinery at top capacity makes it difficult to keep the physical assets in prime condition and can create safety and reliability issues. Refiners are faced with the need to optimize the design of processes and achieve more reliable and stable operations. Process engineers are challenged with making timely business decisions while meeting the business objectives of designing and operating efficient, safe and profitable process plants. Understanding the complex interactions among equipment, feedstock, refined products and business objectives is key to unlocking tremendous potential at the plant level.

Specifically, petroleum companies face the following distinct challenges in managing their operations:

•                  managing the reduced supply chain flexibility created by clean fuels legislation and the proliferation of product specifications;

•                  responding effectively to changing supply/demand balances and supply patterns; and

•                  optimizing the use of energy to minimize the impact of high energy costs.

Chemicals

The chemical industry produces bulk chemicals that are true commodities with little or nothing to differentiate one company’s offering from another. The market is global and highly competitive. Producers routinely invest to build highly specialized, continuous process plants that reduce production costs to a minimum. They must continue to invest over a plant’s lifetime to ensure it remains cost-competitive with newer units. The most successful companies find ways to differentiate themselves through product quality, customer responsiveness and price.

Chemical companies face a number of strategic challenges. They need to maximize the returns from their expensive assets. They must manage wide swings in feedstock (raw material) costs and, increasingly, rising energy costs. Due to global industrial consolidation, they face increasingly concentrated and powerful competitors and customers, placing enormous pressures on their operating margins.  This pressure has eroded the advantages once enjoyed by companies with established market, technology or regional positions. In the face of such intense pressure, producers have only a limited ability to raise prices.

To respond to these pressures many large chemical manufacturers are examining the “patchwork” of point solutions that they currently use to design facilities, optimize individual units, or improve their distribution systems. To achieve the significant, long-term cost reductions manufacturers are seeking, these solutions must address operational costs as a single, interrelated whole, the same way ERP systems squeezed costs from the interrelated transactions that define back office business processes.

Specifically, chemical producers face the following distinct challenges in managing their operations:

•                  identifying and correcting cost variations when they occur;

•                  operating assets as one interrelated system rather than as individual components;

•                  reducing plant lifecycle costs while improving operating performance;

•                  minimizing inventory without hurting customer service;

•                  responding more quickly and profitably to unexpected opportunities and disruptions; and

•                  ensuring regulatory compliance without adding administrative overhead.

Pharmaceuticals

Changing industry dynamics are driving pharmaceutical companies to improve their operational capabilities to ensure future profitability.  As a result, many pharmaceutical companies are now viewing manufacturing and distribution not only as a means of meeting demanding quality and supply criteria but also as a means of achieving competitive advantage by improving their operational efficiency. By unlocking the economic value hidden in their industrial operations, manufacturers can reduce costs substantially.

Pharmaceutical companies face a number of strategic challenges.  Regulatory agencies are demanding strict, detailed material, process, and personnel tracking. At the same time, companies are facing increased competition from generic drugs and must increasingly speed products to market to maximize profits. Rising competition from analogs and generics is driving pharmaceutical companies to aim for 100% on-time and in-full delivery in order to avoid market share erosion. Producers typically carry 6 to 12 months of product inventories to ensure availability.

Specifically, pharmaceutical companies face the following distinct challenges in managing their operations:

•                  complying with strict regulatory requirements;

•                  improving manufacturing agility to take advantage of new approaches and processes;

•                  reduce time required to scale-up production;

•                  improving customer service; and

•                  reducing the complexity of IT systems.

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

In the 1990s, productivity was enhanced by the adoption of ERP systems to streamline administrative functions. Process manufacturers have automated key business processes by implementing ERP systems, which are software solutions that optimize the flow of business information across the enterprise. Although DCS and ERP solutions are important components of a solution to improve manufacturing enterprise performance, they do not incorporate either the detailed chemical engineering knowledge essential to optimize the design and operation of related manufacturing processes or the plant performance data required to support more intelligent real-time decision making.

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

With the widespread adoption of ERP systems, many companies are capturing a significant amount of information about their operational performance. However, ERP systems act as a “cash register” for companies and tell them what has happened in the past. Although these systems are improving information flow and streamlining transactions, their influence on day-to-day operational activities is limited. To improve their operating performance, process manufacturers are demanding tools that enable them to improve their highly complex production methods and processes. To meet these objectives, intelligent decision-support products must provide an accurate understanding of a plant’s capabilities, as well as accurate planning and collaborative forecasting information.

Moreover, as process manufacturers have become more adept at using products that optimize individual engineering, plant operations supply chain management business processes, they increasingly are seeking additional performance improvements by integrating these products, both with one another and with DCS, ERP and other enterprise systems, to provide real-time, intelligent decision support. To achieve these objectives, companies are implementing solutions that integrate related business processes within a single production facility and across multiple sites.  In addition. by adding planning and scheduling functionality companies are extending these solutions by optimizing their supply chains to reduce cycle times substantially, adjusting production quickly to meet changing customer requirements, synchronizing key business processes with plants and customers across numerous geographies and time zones, and quoting delivery dates more accurately and reliably. Traditional solutions and emerging software integration vendors lack the deep process knowledge essential to solve the complex problems faced by process manufacturers attempting to achieve true optimization of their enterprises, from design to production to management of the extended supply chain.

The AspenTech Advantage

Process manufacturers use our solutions to improve their profitability and competitiveness, not only by reducing raw material and energy use, cycle time, inventory cost and time to market, but increasingly by synchronizing and streamlining key business processes. Our competitive advantage is based on the following key attributes:

Substantial process industry expertise.  By developing software for the process industries for more than 20 years, we believe we have amassed the world’s largest collection of process industry domain knowledge to develop and implement solutions for our customers. Our employees have pioneered many of the most significant advances that today are considered industry-standard software applications across a wide variety of engineering, plant operations and supply chain applications. Our services and development staff are recognized experts in delivering value to our customers based on the practical experience they have gained from supporting IT installations for more than 1,500 process manufacturers worldwide.

This significant base of chemical engineering expertise, process manufacturing experience and industry know-how serves as the foundation for the proprietary solution methods, physical property models and data estimation techniques embedded in our software solution. We continually enhance our software applications through extensive interaction with our customers, some of which have worked with our products for more than twenty years. To complement our software expertise, we have assembled a staff of approximately 250 project engineers to provide implementation, advanced process control, real-time optimization, supply chain management and other consulting services. We believe this consulting team is the largest and most experienced of any competitive independent solution provider that serves the process industries.

Large and valuable customer base.  We view our customer base of more than 1,500 process manufacturers as an important strategic asset and as evidence of one of the strongest franchises in the industry. We count among our customers 46 of the world’s 50 largest chemical companies, 24 of the world’s 25 largest petroleum refiners, and 18 of the world’s 20 largest pharmaceutical companies. We also have numerous leading customers in other vertical markets. In addition, 17 of the 20 largest engineering and construction firms that serve these industries use our design software. These relationships enable us to identify and develop or acquire solutions that best meet the needs of our customers, and they are a valuable part of our efforts to penetrate the process industries with new software solutions. We believe significant opportunities exist for continued penetration of strategic enterprise-wide products, particularly for our plant operations and supply chain management products. As process manufacturers increasingly focus on integration and optimization of their operations, we expect many of our existing customers to be among the first to implement our newly-developed enterprise solutions.

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

Complete, integrated solution.  While some vendors offer stand-alone products that compete with one or more of our products, we believe we are the only provider that offers a comprehensive solution to process manufacturers that addresses key business processes in manufacturing operations across the enterprise. Our solutions can be used on a stand-alone basis, integrated with one another or integrated with third-party applications. Customers can initially choose to implement a point solution or our integrated solution, which is scalable as the customer’s needs evolve. The breadth of our solutions expand the overall value we can bring to our customers and represent an important source of competitive differentiation.

Strategy

Our strategy is to build on our position as a market and technology leader by continuing to enhance and integrate our broad portfolio of engineering, plant operations and supply chain management solutions and to deliver new solutions targeted to the specific needs of the vertical industries we serve. To implement this strategy we intend to:

Build on our technology leadership by delivering an integrated suite of scalable vertical industry solutions.  We intend to build on our proven technology leadership and installed base by delivering integrated solutions targeted at specific vertical segments, which provide a broader set of capabilities and deliver a higher value proposition to existing and prospective customers.  With the release of our aspenONE solutions in Fall, 2005 we have already reoriented our packaging, positioning and product release strategy.  In the future we plan to realize further research and development efficiencies through the rationalization of underlying products, increased integration and increased use of shared components across our applications.

Maintain and strengthen our market leadership for point solutions.  We intend to maintain and strengthen our competitive position for stand-alone applications in engineering, plant operations and supply chain management by continuing to develop and enhance our existing offerings to respond to competitive pressures and our customers needs.  Over the past year we have delivered substantial new functionality in each major product area and further enhancements are planned for forthcoming product releases.

Invest selectively in new, high-value solutions.  We intend to invest in a few specific modules that we believe will unlock new sources of value for customers in selected segments of the process industries. These investments are intended to accelerate the development and commercialization of highly focused modules that incorporate technology from our engineering & innovation, plant operations and supply chain management products. These applications include:

•                  aspenONE Planning, Scheduling & Blending: an integrated solution that improves planning and scheduling production at refineries;

•                  aspenONE Inventory Management & Operations Scheduling: a solution that helps petroleum companies manage the operational risk and financial exposure that result from lack of visibility into current and projected inventories, and allowing them to make the best buy vs. make vs. trade operational decisions.

•                  aspenONE Energy Management: a solution that enables customers in multiple industries to manage and optimize the way they use and source energy for single or multiple production sites.

•                  aspenONE Ethylene Scheduling: an integrated solution that optimizes the business process of procuring feedstocks and scheduling ethylene plants.

Leverage strategic alliance relationships.  Alliances are an important part of our strategy to help us accelerate the time it takes to bring products to market and provide us with additional resources to implement enterprise solutions. We have technology alliances with Accenture, Intergraph, Microsoft and Schlumberger. We intend to continue to work with a select number of strategic alliances that will help us increase our sales and implementation effectiveness.

Products: Software and Services

We provide software and services that enable our customers to make improvements to their manufacturing operations across the enterprise. Our engineering & innovation software products are used on the engineer’s desktop and typically require a minimal amount of services. These solutions are typically sold on a term basis and represented approximately 67% of our fiscal 2005 software license revenue. Our plant operations and supply chain management products are used throughout the plant and across the supply chain and typically are services-intensive due to their complex nature. These solutions represented approximately 33% of our fiscal 2005 software license revenue.

Our major global process industry customers are increasingly looking to partner with a few strategic software providers that can help them operate efficiently and profitably. To ensure that we continue as one of these core software providers, we are focusing our development efforts on completing the transformation of our stand-alone, point technologies into scalable industry-specific modules under the aspenONE brand framework.  The following table highlights examples of the integrated aspenONE modules we are developing within each business area as well as the products that those modules are built on and typical customer benefits.

Business Area	Sample aspenONE Modules	Related Products	Typical Customer Benefits
Engineering and Innovation	• Simulation & Optimization • Conceptual Design • EconomicEvaluation • Integrated Engineering • Equipment Design & Rating	• Aspen Plus • Aspen HYSYS • Aspen Icarus

•  Reduced capital and operating costs

•  Reduced time to ramp-up manufacturing

•  Lowered manufacturing costs

•  Increased asset utilization

•  Increased production flexibility and agility

•  More efficient execution of capital projects.

Plant Operations	• Energy Management • Production Management & Execution • Planning, Scheduling & Blending • Advanced Process Control • Real-Time Optimization • Performance Management	• Aspen DMC+ • Aspen SmartStep • Aspen PIMS • Aspen Orion • Aspen InfoPlus.21 • Aspen Advisor

•  Improved asset efficiency

•  Reduced energy costs

•  Reduced costs of regulatory compliance

•  Increased throughput

•  Improved product consistency

•  Decreased planning costs

•  Reduced inventory carrying costs

Supply Chain Management	• Sales & Operations Planning • Plant Planning & Scheduling • Collaborative Demand Management • Inventory Management & Operations Scheduling	• Aspen Plant Scheduler • Aspen Supply Planner • Aspen PIMS • Aspen Orion	• Improved asset efficiency • Improved responses to customer requirements • Improved responses to changes in market conditions • Reduced inventory carrying costs

We design our products to capture process knowledge in a consistent, accurate and reliable form based on models that customers can use as the basis for decision making. These models and the associated knowledge captured in the supporting IT systems provide real-time, intelligent decision support across the entire process manufacturing enterprise. Our software products can be linked with a customer’s existing ERP products and DCS to further improve a customer’s ability to gather, analyze and use this information across the process manufacturing lifecycle.  Our products provide decision support tools that use real-time plant information to determine the best economic alternative for the enterprise. These decisions cannot be adequately made by simply analyzing historical data from ERP systems or from disparate software applications that are not integrated together. By modeling future operational behavior, using consistent data and models of their facilities, we are able to show our customers the path to capturing economic value and materially improve profitability.

•                  Engineering and Innovation.  In the process industries, maximizing profit begins with optimal design. Process manufacturers must be able to address a variety of challenging questions relating to strategic planning, collaborative engineering and de-bottlenecking and process improvement—from where they should locate their facilities, to how they can make their products at the lowest cost, to what is the best way to operate for maximum efficiency. To address these issues, they must improve asset optimization to enable faster, better execution of complex projects. Our engineering solutions help companies maximize their return on plant assets and enable collaboration with engineers on common models and projects.

Our engineering tools are based on an open environment and are implemented on Microsoft’s operating systems. Implementation of our engineering products does not typically require substantial consulting services, although services may be provided for customized model designs and process synthesis.

Plant Operations.  Our plant operations products focus on optimizing companies’ day-to-day process industry activities, enabling them to make better, more profitable decisions and improve plant performance.

The process industries’ typical production cycle offers many opportunities for optimizing profits. Process manufacturers must be able to address a wide range of issues driving execution efficiency and cost, from selecting the right feedstock and raw materials, to production scheduling, to identifying the right balance among customer satisfaction, costs and inventory. Our plant operations products support the execution of the optimal operating plan in real time.

Supply Chain Management. In the process industries, the selection of the right raw material has a significant impact on product quality and profitability. Because many products in the process industries can be made from a variety of raw materials using different techniques, there typically is far greater complexity in process manufacturing than in discrete manufacturing. In this environment, process manufacturers must be able to make quick decisions as to which feedstock is the most profitable. Our supply chain management products help to capture economic value for customers by increasing margins from optimal feedstock selection, reducing raw material and logistics costs and reducing inventory-carrying costs.

Our supply chain management products enable companies to reduce inventory and increase asset efficiency by giving them the tools to optimize their supply chain decisions from choosing the right raw materials to delivering finished product in the most cost-effective manner.  The ever-changing nature of the process industries means new profit opportunities can appear at any time. To identify and seize these opportunities, process manufacturers must be able to increase their access to data and information across the value chain, optimize planning and collaborate across the value chain, and detect and exploit supply chain opportunities. Our supply chain management products help companies develop their optimal operating plans based on real-time demand and market trends.

Professional Services

We offer professional services to provide our customers with complete solutions.  These services include implementation and configuration services, consulting services and advanced modeling and design services.  Our implementation and configuration services are primarily associated with the deployment of our plant operations and supply chain management solutions. Customers have historically used our engineering and innovation solutions without implementation assistance. However, we are beginning to offer more engineering-related services to customers, so services relating to engineering may represent a higher percentage of our consulting revenue in the future. Customers that purchase plant operations and supply chain management products frequently require implementation assistance from us and our partners.

Customers who obtain consulting services from us typically engage us to provide such services over periods of up to 24 months. We generally charge customers for consulting services, ranging from supply chain to on-site advanced process control and optimization services, on a fixed-price basis or time-and-materials basis.

As of September 1, 2005, we employed a staff of approximately 250 project engineers to provide consulting services to our customers. We believe this large team of experienced and knowledgeable project engineers provides an important source of competitive differentiation. We primarily hire as project engineers individuals who have obtained doctoral or master’s degrees in chemical engineering or a related discipline or who have significant relevant industry experience. Our employees include experts in fields such as thermophysical properties, distillation, adsorption processes, polymer processes, industrial reactor modeling, the identification of empirical models for process control or analysis, large-scale optimization, supply distribution systems modeling and scheduling methods.

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

Strategic Alliances

We have established strategic alliances with a few select companies that offer a complementary set of technologies, services and industry expertise that help us commercialize and accelerate the adoption of our integrated aspenONE solutions. These alliances include Accenture, Intergraph, Microsoft and Schlumberger.

In addition to these strategic alliances, we are focused on developing new channel partners that can help us increase sales in regions and markets that we do not effectively reach with our direct sales force.  Historically, most of our license sales have been generated through our direct sales force.

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

Our product development activities are currently focused on strengthening the integration between our applications and adding new capabilities that address specific mission-critical operational business processes in each industry.  We intend to continue to increase the efficiency of our research and development operations through the consolidation of research and development locations and increased use of shared components across our applications.  In addition, we will continue to enhance our integrated industry-specific aspenONE solutions by adding new functionality, and more standardized integration with third-party applications.  See, for example, “Strategy-Invest selectively in new, high-value solutions” above. During fiscal 2003, 2004 and 2005, we incurred research and development costs of $65.1 million, $59.0 million and $47.2 million, respectively, which represented 18.8%, 17.7% and 17.5% of total revenue, respectively. As of September 1, 2005, we employed a product development staff of approximately 320 people.

Customers

Our software solutions are installed at the facilities of more than 1,500 customers worldwide. These customers include process manufacturers and the engineering and construction firms that provide services to them. The following table sets forth a partial selection of our customers from which we generated at least $300,000 of revenues in fiscal 2004 or 2005. For fiscal 2005, the percentage our license revenue derived from specific vertical markets were as follows: 33% from oil and gas and petroleum, 35% from chemicals, 22% from engineering and construction design firms, and 10% from other segments of the process industries, the largest of which were pharmaceutical and consumer package goods.

Oil and Gas / Petroleum

BP

Chevron Corporation

Citgo Petroleum Corporation

ENI S.p.A

Exxon Mobil

PDVSA

Petrobras

Petro-Canada

Reliance Industries Ltd.

Repsol YPF

Saudi Aramco

Shell Oil Company

SK Corp Ltd.

Sinopec

StatOil

Sunoco Inc.

Total

Valero

Chemicals

Air Liquide

DSM

BASF AG

BP

Braskem SA

The Dow Chemical Company

Eastman

Mitsubishi Rayon Engineering

Mitsui Chemicals

Nova Chemicals, Ltd.

Owens Corning

Shell

Sumitomo Chemicals

Engineering and Construction

ABB

Bechtel Group

Chiyoda Corporation

Fluor Enterprises

Foster Wheeler

Halliburton Energy Services, Inc.

Jacobs Engineering Group, Inc.

Lurgi GmbH

Parsons

Worley International Ltd.

Pharmaceuticals

Akzo Nobel

Aventis Pharma

Bayer Corporation

GlaxoSmithKline, Inc.

Merck & Co.

Novartis Pharma AG

Pfizer

Consumer Goods

Cargil

PepsiCo

Procter & Gamble

Sales and Marketing

We employ a value-based sales approach, offering our customers a comprehensive suite of software and service products that enhance the efficiency and productivity of their process manufacturing operations. We have increasingly focused on selling our products as a strategic investment for our customers and therefore devote an increasing portion of our sales efforts at senior management levels, including senior decision makers in manufacturing, operations and technology. Our aspenONE solution strategy supports this value-based approach by broadening the scope of optimization across the entire spectrum of operations and expanding the use of process models in the operations environment by linking engineering, plant and business systems to improve our customers’ visibility into their manufacturing operations.  We believe our development of new vertical-specific integrated solutions will help us to better address the top concerns of senior executives.

Because the complexity and cost of our products often result in extended sales cycles, we believe that the development of long-term, consultative relationships with our customers is essential to a successful selling strategy. To develop these relationships, we focus our worldwide sales force on a defined set of strategic accounts.  In North America we have organized our sales force around specific vertical markets.  In the rest of the world the sales force is organized around specific countries or regions.

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

We currently have three direct sales offices in cities in the United States and 21 direct sales offices in cities outside of the United States, including Barcelona, Beijing, Brussels, Calgary, Cambridge (England), Dusseldorf, Singapore and Tokyo. In geographic areas of lower customer concentration, we use sales agents and other resellers to leverage our direct sales force and to provide local coverage and first-line support. Our overall sales force, which consists of quota carrying sales account managers, sales services personnel, business support engineers, partner organization personnel, industry business unit professionals, marketing personnel and support staff, consisted of approximately 300 persons on September 1, 2005.

We supplement our direct sales efforts with a variety of marketing initiatives, including public relations activities, customer relationship programs, internet marketing, campaigns to promote awareness among industry analysts, user groups and events.

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

Our primary competitors differ between our three principal product areas:

•                  Our engineering & innovation software competes with products of businesses such as ABB, Aveva Group (formerly Cadcentre), Chemstations, Simulation Sciences (a division of Invensys), Honeywell, MDC Technology, Process Systems Enterprise, Shell Global Solutions and WinSim (formerly ChemShare). As we expand our engineering solutions into the collaborative process lifecycle management market we may face competition from companies that we have not typically competed against in the past, such as Agile, Invensys, Parametric Technology, SAP, Siemens and EDS.

•                  Our plant operations software competes with products of companies such as ABB, Honeywell, Invensys, OSIsoft, Rockwell, components of SAP’s offering and Siemens.

•                  Our supply chain management software competes with products of companies such as Honeywell, i2 Technologies, Manugistics and components of SAP’s supply chain offering.

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

•                  breadth and depth of software offerings;

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

Employees

As of September 1, 2005, we had a total of 1,319 full-time employees.  Of this total, 727 were located in the United States and 592 were located internationally. None of our employees is represented by a labor union, except that approximately 19 employees of Hyprotech UK Ltd belong to Prospect Union. We have experienced no work stoppages and believe that our employee relations are good.

Factors that may affect our operating results and stock price

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before purchasing our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall, and risks related to our business you may lose all or part of the money you paid to buy our common stock.

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

We have identified six material weaknesses in our internal control over financial reporting as of June 30, 2005 that, if not remedied effectively, could result in material misstatements in our financial statements for future periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2005, and identified six material weaknesses.  A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.  A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The material weaknesses identified by management as of June 30, 2005 consisted of:

•                  inadequate staffing and ineffective training and communication within our accounting and finance organization;

•                  ineffective revenue recognition controls;

•                  inadequate financial statement preparation and review procedures;

•                  ineffective and inadequate controls over the accounts receivable function;

•                  inadequate controls over the accounting for taxes; and

•                  inadequate controls over bank accounts.

For further information about these material weaknesses, please see “Item 8.  Financial Statements and Supplementary Data – Management Report on Internal Control over Financial Reporting.”  Because of these material weaknesses, management concluded that, as of June 30, 2005, our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

We are implementing a number of remedial measures designed to address the material weaknesses identified as of June 30, 2005.  We expect to complete implementation of these remedial initiatives during fiscal 2006.  If these remedial initiatives are insufficient to address the six identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may fail to meet our future reporting obligations on a timely basis, we may be subject to class action litigation, and our common stock may be delisted from the Nasdaq National Market.  For example, the identified material weaknesses resulted in material post-closing adjustments in our financial statements for the year ended June 30, 2005, and any unremedied material weakness could result in similar adjustments in future financial statements.  Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that are required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002, which is applicable to us beginning with the filing of this Form 10-K.  Internal control deficiencies could also cause investors to lose confidence in our reported financial information.  We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.  In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reports.

We face risks related to securities litigation and investigations that could have a material adverse effect on our business, financial condition and results of operations.

Following the announcement in October 2004 of an investigation by the audit committee of our board of directors into the accounting treatment of certain software license transactions in prior fiscal years, we and certain of our current and former officers and directors were named as defendants in a securities class action lawsuit filed in Massachusetts federal district court, alleging violations of the Exchange Act and claiming material misstatements concerning our financial condition.  Defending against existing and potential litigation relating to the restatement of our consolidated financial statements will likely require significant attention and resources of management. Regardless of the outcome, such litigation and investigation will result in significant legal expenses and may cause our customers, employees and investors to lose confidence in our company.

On October 29, 2004, we announced that we had received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents relating to transactions to which the Company was a party during the 2000 to 2002 time frame, associated documents dating from January 1, 1999, and additional materials. We have cooperated fully with the subpoena requests and in the investigation by the U.S. Attorney’s Office. However, we may in the future become the subject of investigation by other regulatory agencies such as the SEC.

We may be required to indemnify certain of our current or former directors and officers who are named as defendants in some of these lawsuits, and such indemnification commitments may be costly. Our director and officer liability insurance policies provide only limited liability protection relating to the securities class action lawsuit against us and certain of our officers and directors and may not cover director and officer indemnification. If these policies do not adequately cover expenses and certain liabilities relating to this lawsuit, or if we are unable to achieve a favorable settlement of this lawsuit, our financial condition could be materially harmed. Increased premiums could materially harm our financial results in future periods. The inability to obtain this coverage due to prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any potential future liabilities ordinarily mitigated by director and officer liability insurance.

New accounting standards or interpretations of existing accounting standards could adversely affect our operating results.

Generally accepted accounting principles, or GAAP, in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, we recognize software license revenue in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. The accounting profession continues to discuss certain provisions of relevant accounting literature with the objective of providing additional guidance on potential interpretations related to software revenue recognition and “multiple element arrangements” in which a single contract includes a software license, a maintenance services agreement and/or other “elements” that are bundled together in a total offering to the customer.  These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of revenue recognition.

Certain factors have in the past and may in the future cause us to defer recognition for license fees beyond delivery, such as the inclusion of material non-standard terms in our licensing agreements. Because of these factors and other specific requirements under US GAAP for software revenue recognition, we must have very precise terms in our software arrangements in order to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we may accept terms and conditions that do not permit revenue recognition at the time of delivery.

In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for our first annual reporting period that begins after June 15, 2005. We expect to adopt SFAS No. 123R using its modified prospective application method. Adoption of SFAS No. 123R is expected to increase stock compensation expense. Assuming the continuation of current programs, our preliminary estimate is that additional stock compensation expense for fiscal 2006 will be in the range of $5 million to $6 million. In addition, SFAS No. 123R requires that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.

We face increased competition as a result of the sale of our operator training business and Hyprotech intellectual property to Honeywell International and the settlement of proceedings with KBC Advanced Technologies, in addition to competition we have faced in the past, and if we do not compete successfully, we may lose market share.

As a result of the consent decree we entered into with the Federal Trade Commission, or FTC, and the related transactions with Honeywell and Bentley Systems described in “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we transferred our AXSYS product line, our operator training business, and rights to the intellectual property of the Hyprotech product line. The ability of Honeywell to compete against our Hyprotech engineering product, the loss of our operator training business, the ability of Bentley Systems to compete against our Zyqad product line, and the increased costs of our support obligations to Honeywell under the two year support agreement may have a material adverse effect on our operations. The Hyprotech engineering products are material to our current business and strategy, and any decrease in our revenues from these products may have a material adverse impact on our results of operations. Because Honeywell may license the Hyprotech engineering products on more favorable terms than we may offer, sell the Hyprotech engineering products to companies that are customers of both Honeywell and us, and bundle the Hyprotech engineering products with its other products for the process industries, Honeywell may harm our ability to compete in the marketplace, including our ability to negotiate license renewals with our current customers.

In addition, as part of our settlement with KBC Advanced Technologies, we agreed to recognize KBC’s right to develop, market and license HYSYS.Refinery, KBC’s refinery-wide simulation product which competes with our refinery-wide simulation product, Aspen RefSYS. As a result of this settlement, increased competition from KBC may harm our market share and our revenues.

In addition, our markets in general are highly competitive. Our engineering software competes with products of other businesses such as ABB, Aveva Group (formerly Cadcentre), Bentley Systems, Chemstations, MDC Technology, Process Systems Enterprise, Simulation Sciences (a division of Invensys) and WinSim (formerly ChemShare). Our plant operations software competes with products of companies such as ABB, Honeywell, Invensys, OSIsoft, Rockwell, components of SAP’s offering and Siemens. Our supply chain management software competes with products of companies such as Honeywell, i2 Technologies, Manugistics and components of SAP’s supply chain offering. As we expand our engineering solutions into other markets we may face competition from companies that we have not typically competed against in the past or competition from companies in areas where we have not competed in the past, such as ABB, Agile, EDS, Honeywell, Invensys, Parametric Technology, SAP and Siemens. We also face competition in all areas of our business from large companies in the process industries that have internally developed their own proprietary software solutions.

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

Under our business plan, we are investing significantly in the development of new business process products that are intended to anticipate and meet the emerging needs of our target markets. We have initiated implementation of a product strategy that would unify our software solutions under the aspenONE brand with differentiated aspenONE vertical solutions targeted at specific process industries. We cannot assure you that our new product development will result in products that will meet market needs and achieve significant market acceptance.

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

If we are unable to develop or maintain strategic alliance relationships, our revenue growth may be harmed.

An element of our growth strategy is to establish strategic alliances with a selected third-party systems integrators that market and integrate our products. If our current systems integrators terminate their existing relationships with us, or if we do not adequately train a sufficient number of other systems integrators, or if potential systems integrators focus their efforts on integrating or co-selling competing products to the process industries, our future revenue growth could be limited and our operating results could be materially and adversely affected. If our systems integrators fail to implement our solutions for our customers properly, the reputations of our products and services and our company could be harmed and we might be subject to claims by our customers. We intend to continue to establish business relationships with technology companies to accelerate the development and marketing of our products and services. To the extent that we are unsuccessful in maintaining our existing relationships and developing new relationships, our revenue growth may be materially and adversely affected.

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

We derived approximately 50% of our total revenues from customers outside the United States in the fiscal years ended June 30, 2003 and 2004, and approximately 60% of our total revenues from customers outside the United States in the fiscal year ended June 30, 2005. We anticipate that revenues from customers outside the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

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

Our ability to establish and maintain a position of technology leadership in the highly competitive software market depends in large part upon our ability to attract and retain highly qualified managerial, sales and technical personnel. We have recently had a number of changes in our senior management. We announced the resignation of our senior vice president of global sales in August 2004 and the resignation of our president and chief executive officer in November 2004, and we also announced the retirement from our board of directors of Lawrence B. Evans, our founder who was serving as chairman of our board, in January 2005. Mark Fusco, who became our president and chief executive officer on January 3, 2005, had been serving as a member of our board of directors for one year and has not previously served as the chief executive officer of a publicly traded company.  In addition, several of our executive officers have not entered into employment agreements with us. In the future, we may experience the departure of senior executives due to competition for talent from start-ups and other companies.

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

Recently enacted and proposed changes in securities laws and regulations will increase our costs.

The Sarbanes-Oxley Act, which became law in July 2002, and new rules subsequently implemented by the SEC and the Nasdaq National Market have imposed various new requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel will need to continue to devote a substantial amount of time to these new compliance initiatives.  Moreover, these rules and regulations have increased our annual legal and financial compliance costs, have made some activities more time-consuming and costly, and could expose us to additional liability.  In our fiscal year ended June 30, 2005, we incurred approximately $1.4 million in Sarbanes-Oxley related expenses.  In addition, these rules and regulations may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult.  We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Sarbanes-Oxley Act or other related legislation or regulation.

Risks Related to our Common Stock

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

In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against companies.  We currently have a putative class action lawsuit pending against us in U.S. District Court, District of Massachusetts, as described above under “We face risks related to securities litigation and investigations that could have a material adverse effect on our business, financial condition and results of operations.”  This type of litigation could result in substantial costs and a diversion of management’s attention and resources.

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

Our sales of receivables are an important part of our cash management program.  We currently have arrangements to sell long-term contracts to three financial institutions, General Electric Capital Corporation, Bank of America and Silicon Valley Bank. These contracts represent amounts due over the life of existing term licenses. Under the three arrangements, we sold installments receivable of $97.6 million during the fiscal year ended June 30, 2005.  In addition, on June 15, 2005, we securitized outstanding installment software license receivables totaling $71.2 million.  Such securitization was structured in manner so that the securitization qualified as a sale.  We received $43.8 million of cash and retained an interest in the sold receivables valued at $16.6 million. The proceeds of this transaction were used to retire a portion of our 5 ¼% convertible subordinated debentures due June 15, 2005, which we refer to as the convertible debentures.  During the fiscal year ended June 30, 2005, our installments receivable balance decreased to $24.9 million at June 30, 2005 from $90.8 million at June 30, 2004.  Our ability to continue these arrangements or replace them with similar arrangements is important to maintain adequate funding.  If there is insufficient interest from third parties in purchasing our installments receivable contracts, our ability to generate cash required to meet our financial obligations may be impaired. If we cannot generate sufficient cash to meet these obligations through the sales of our installments receivable contracts, we may be required to incur additional indebtedness or raise additional capital.

Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. In addition, the uncertain outcome of the class action lawsuit impairs our ability to obtain additional financing. Until this lawsuit is resolved, or if any resolution is materially adverse to us, we expect our ability to obtain additional financing will be substantially impaired. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

The holders of our Series D preferred and WB and WD warrants own a substantial portion of our capital stock that may afford them significant influence over our affairs.

As of June 30, 2005, the Series D preferred (as converted to common stock) represented 41.5% of our outstanding common stock and the WB and WD warrants were exercisable for a number of shares representing 9.2% of our outstanding common stock (ignoring certain limitations on the ability to convert such shares or exercise such warrants). As a result, the holders of the Series D preferred and the WB and WD warrants, if acting together, would have the ability to delay or prevent a change in control of our company that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

Item 2.  Properties

Our principal offices occupy approximately 110,000 square feet of office space in Cambridge, Massachusetts. The lease of this office space expires on September 30, 2012.  We have agreements to sub-lease approximately 14,000 square feet of this space that expire throughout 2008.  We are actively seeking to sub-lease an additional 50,000 square feet of this space. We also lease space for our Houston, Texas facilities. This lease encompasses approximately 90,000 square feet and expires in July 2016.  In addition to these two facilities we and our subsidiaries also lease office space in Gaithersburg, Maryland; Lawrenceville, New Jersey; New Providence, New Jersey; Midlothian, Virginia; Bothell, Washington; Buenos Aires, Argentina; LaHulpe, Belgium; Sao Paulo, Brazil; Calgary, Alberta, Canada; Beijing, China; Cambridge, England; Warrington, England; Dusseldorf, Germany; Wiesbaden, Germany; Pune, India; Pisa, Italy; Tokyo, Japan; Kuala Lumpur, Malaysia; Mexico City, Mexico; Best, The Netherlands; Singapore; Seoul, South Korea; Barcelona, Spain; and other locations where additional sales and customer support offices are located. We believe that our existing and planned facilities are adequate for our needs for the foreseeable future and that, if additional space is needed, such space will be available on acceptable terms.

Item 3.  Legal Proceedings

U.S. Attorney’s Office Investigation

On October 29, 2004, we announced that we had received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents relating to transactions to which we were a party during 2000 to 2002, associated documents dating from January 1, 1999, and additional materials. We have cooperated fully with the subpoena requests and in the investigation by the U.S. Attorney’s Office.

Class Action Lawsuits

In November 2004, two putative class action lawsuits were filed against us in the United States District Court District of Massachusetts, captioned, respectively, Fener v. Aspen Technology, Inc., et. al., Civil Action No. 04-12375 (D. Mass.) (filed November. 9, 2004) and Stockmaster v. Aspen Technology, Inc., et. al., Civil Action No. 04-12387 (D. Mass.) (filed November. 10, 2004), which we refer to as the class actions.  The class actions allege, among other things, that we violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various statements about our financial condition for fiscal years 2000 through 2004.  On February 2, 2005, the court consolidated the cases under the caption Aspen Technology, Inc. Securities Litigation, Civil Action No. 04-12375 (D. Mass.), and appointed The Operating Engineers and Construction Industry and Miscellaneous Pension Fund (Local 66) and City of Roseville Employees’ Retirement System as lead plaintiff. On August 26, 2005, the plaintiffs filed a consolidated amended complaint containing allegations materially similar to the prior complaints and purporting to represent a putative class of persons who purchased our common stock between December 7, 1999 and March 15, 2005.  The defendants have sixty days from the filing of the consolidated amended complaint to move, answer or otherwise respond to the complaint.  We believe that plaintiffs’ claims lack merit and intend to litigate the dispute vigorously. We are currently unable to determine whether resolution of these matters will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters. However, the ultimate outcome could have a material adverse effect on our financial position or results of operations.

Derivative Action

On December 1, 2004, a purported derivative action was filed in the United States District Court of Massachusetts, captioned Caviness v. Evans, et. al., Civil Action No. 04-12524 (D. Mass.). The complaint, as subsequently amended, alleged, among other things, that the former and current director and officer defendants caused us to issue false and misleading financial statements, and brought derivative claims for the following:

•                  breach of fiduciary duty for insider trading;

•                  breach of fiduciary duty;

•                  abuse of control;

•                  gross mismanagement;

•                  waste of corporate assets; and

•                  unjust enrichment.

We moved to dismiss the complaint pursuant to Fed. R. Civ. P. 23.1 for failure to make a demand on our board of directors and for failing to allege particularized facts showing why plaintiff’s failure to make a demand should be excused.  On August 18, 2005, the court granted our motion and dismissed the case with prejudice.

On April 12, 2005, we received a letter dated March 22, 2005 alleging that our officers and directors failed to disclose and misrepresented that we inappropriately recognized revenues in the 2000 to 2002 fiscal years, and that we should commence suit for relief, including requiring certain present and former officers to return remuneration paid to them while in breach of their fiduciary duties to our company.  We are currently unable to determine whether resolution of this matter will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of this matter.  However, the ultimate outcome could have a material adverse effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders for 2004 on May 26, 2005 to elect two Class II directors to hold office until our 2007 annual meeting of stockholders.  Holders of our common stock and Series D-2 preferred voted together on Proposal One, the election of directors, at the annual meeting.  Holders of our Series D-1 preferred are entitled to elect their own designees to our board of directors and are not entitled to vote with the holders of our common stock and Series D-2 preferred in the general election of directors at the annual meeting.  Holders of our common stock, Series D-1 preferred and Series D-2 preferred voted together on Proposal Two, the adoption of our 2005 stock incentive plan.

Proxies for the meeting were solicited in accordance with Section 14(a) of the Exchange Act pursuant to a proxy statement dated April 18, 2005.  There was no solicitation in opposition to the persons nominated by the board of directors, and both of the board’s nominees were elected. The votes cast by proxy or in person with respect to the election of directors, as determined by the final report of the inspectors, are set forth below.  There were no abstentions or broker non-votes with respect to the election of directors.

Nominee	Votes for Nominee	Votes Withheld
Mark E. Fusco	40,226,804	1,016,770
Gary E. Haroian	39,133,305	2,110,269

Mr. Fusco, a director since December 2003 and our President and Chief Executive Officer since January 2005, was formerly a Class III director and was reappointed by our board as a Class II director to fill the seat vacated by David L. McQuillin, who resigned as a director and as our President and Chief Executive Officer in November 2004.  Michael Pehl, the designee of the Series D-1 holders serving as a Class II director, was re-elected by the Series D-1 holders to hold office until our 2007 annual meeting of stockholders.  The following directors of the company continued in office after the annual meeting: Donald P. Casey, Stephen M. Jennings, Douglas A. Kingsley, and Joan C. McArdle.

Stockholders also approved the adoption of our 2005 stock incentive plan, which provides for the reservation of 4,000,000 shares of common stock (subject to equitable adjustment in the event of stock splits and similar events) for issuance under the plan. A total of 49,744,624 votes were cast in favor of this proposal, a total of 9,867,499 votes were cast against this proposal and a total of 465,465 votes abstained.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “AZPN.”  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq National Market.

	High	Low
Fiscal 2004:
First Quarter	$5.26	$2.27
Second Quarter	10.84	3.89
Third Quarter	12.32	7.55
Fourth Quarter	9.45	5.49
Fiscal 2005:
First Quarter	$7.40	$4.44
Second Quarter	7.78	5.25
Third Quarter	6.78	5.08
Fourth Quarter	5.97	4.27

Holders

As of September 1, 2005, there were approximately 1,113 holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2005:

Equity Compensation Plan Information

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders	11,037,716	$8.56	10,096,779
Equity compensation plans not approved by security holders	—	—	—
Total	11,037,716	$8.56	10,096,779

Amounts reflected in column (A) include an aggregate of 54,021 shares that are issuable upon exercise of outstanding options that we assumed in connection with various acquisitions. The weighted average exercise price of the excluded options is $10.93.

Equity compensation plans approved by security holders consist of our 1988 non-qualified stock option plan, our 1995 stock option plan, our 1995 directors plan, our 1998 employees’ stock purchase plan, our 1996 special stock option plan our 2001 stock option plan and our 2005 stock incentive plan.  As of June 30, 2005, no awards had been granted under the 2005 stock incentive plan.

The securities remaining available for future issuance under equity compensation plans approved by our security holders consist of:

•                  2,834,058 shares of common stock issuable under our 1998 employees’ stock purchase plan;

•                  2,285,494 shares of common stock issuable under our 1995 stock option plan, pursuant to which the number of shares attributable to the exercise of options granted under such plan plus the number of shares then issuable upon exercise of outstanding options granted under such plan shall at no time exceed 3,600,000, increased automatically at each of July 1, 1998, July 1, 1999 and July 1, 2000 by an amount equal to 5% of the common stock outstanding on the preceding June 30, provided that the number of shares purchasable under incentive stock options issued under our 1995 stock option plan may not exceed 6,000,000;

•                  406,579 shares of common stock issuable under our 1995 director plan;

•                  101,441 shares of common stock issuable under our 1996 special stock option plan;

•                  469,207 shares of common stock issuable under our 2001 stock option plan, pursuant to which the number of shares attributable to the exercise of options granted under such plan plus the number of shares then issuable upon exercise of outstanding options granted under such plan shall at no time exceed 4,000,000, increased automatically at each of July 1, 2002, July 1, 2003 and July 1, 2004 by the number equal to 5% of the common stock outstanding on the preceding June 30, rounded down to the largest even multiple of 10,000, provided that the number of shares purchasable under incentive stock options issued under our 2001 stock option plan may not exceed 8,000,000 shares;

•                  4,000,000 shares of common stock issuable under our 2005 stock incentive plan, the adoption of which was approved by our stockholders on May 26, 2005.

Each of the options outstanding under these equity compensation plans has a term of ten years.  Options issuable under the 2005 stock incentive plan will have a maximum term of seven years.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

The following selected consolidated financial data have been derived from our consolidated financial statements.  This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The consolidated statement of operations data for the years ended June 30, 2003, 2004 and 2005 and the consolidated balance sheet data as of June 30, 2004 and 2005 are derived from consolidated financial statements audited by Deloitte & Touche LLP.

	Year Ended June 30,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$134,952	$136,377	$162,354	$158,661	$129,233
Service and other	179,445	186,005	184,102	174,335	140,334
Total revenues	314,397	322,382	346,456	332,996	269,567
Cost of revenues:
Cost of software licenses	11,856	11,830	13,916	15,577	16,864
Cost of service and other	115,795	118,772	106,868	99,183	82,638
Amortization of technology related intangible assets	2,926	5,042	8,219	7,270	7,112
Impairment of technology related intangible and computer software development assets	—	1,169	8,704	3,250	—
Total cost of revenues	130,577	136,813	137,707	125,280	106,614

Gross profit	183,820	185,569	208,749	207,716	162,953
Operating costs:
Selling and marketing	113,808	114,755	105,879	100,028	96,187
Research and development	69,138	74,176	65,143	58,955	47,236
General and administrative	28,238	29,673	29,644	32,727	49,175
Long-lived asset impairment charges	—	—	105,543	967	—
Restructuring charges and FTC legal costs	6,969	14,914	41,080	20,085	24,907
Charges for in-process research and development	9,915	14,900	—	—	—
Loss (gain) on sales and disposals of assets	99	(346)	(52)	(879)	13,635
Total operating costs	228,167	248,072	347,237	211,883	231,140

Income (loss) from operations	(44,347)	(62,503)	(138,488)	(4,167)	(68,187)

Interest income	10,075	6,209	8,191	7,296	6,168
Interest expense	(5,469)	(5,591)	(7,132)	(4,940)	(4,195)
Write-off of investments	(5,000)	(8,923)	—	—	—
Foreign currency exchange gain (loss)	(81)	(1,424)	(195)	252	618
Income (loss) before provision for (benefit from) income taxes and equity in earnings from joint ventures	(44,822)	(72,232)	(137,624)	(1,559)	(65,596)
(Provision for) benefit from income taxes	7,164	(3,599)	(1,076)	(19,896)	(3,776)
Equity in earnings from joint ventures	849	(166)	(514)	(351)	—
Net income (loss)	(36,809)	(75,997)	(139,214)	(21,806)	(69,372)
Accretion of preferred stock discount and dividend	—	(6,301)	(9,184)	(6,358)	(14,450)
Net income (loss) applicable to common stock holders	$(36,809)	$(82,298)	$(148,398)	$(28,164)	$(83,822)

Basic and diluted net income (loss) per share	$(1.23)	$(2.55)	$(3.86)	$(0.69)	$(1.98)
Weighted average shares outstanding — Basic and diluted	29,941	32,308	38,476	40,575	42,381

	June 30,
	2001	2002	2003	2004	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash-equivalents	$36,633	$33,571	$51,567	$107,677	$68,149
Working capital	100,366	43,607	36,788	15,880	3,976
Total assets	393,229	537,840	374,266	351,734	244,242
Long-term obligations, less current maturities	88,149	92,135	89,911	1,952	338
Redeemable convertible preferred stock	—	—	57,537	106,761	121,210
Total stockholders’ equity (deficit)	169,151	222,037	30,955	28,363	(49,085)

In July 2001, we adopted the FASB’s SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill and certain other intangible assets determined to have an indefinite life were no longer amortized as of the date of adoption. General and administrative costs for the year ended June 30, 2001 include amortization of goodwill and acquired assembled workforce of $2.6 million.

The amounts included in service and other revenues and cost of service and other for the reimbursement of out-of-pocket expenses, as required by Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “‘Out-of-Pocket’ Expenses Incurred” for the years ended June 30, 2001, 2002, 2003, 2004 and 2005 were $16.3 million, $18.8 million, $19.0 million, $16.9 million and $10.8 million, respectively.

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

Divestitures

In June 2002, we received a letter from the FTC notifying us that it had commenced an investigation of the competitive effects of the Hyprotech acquisition. On August 7, 2003, the FTC announced that it had authorized its staff to file a civil administrative complaint alleging that our acquisition of Hyprotech was anti-competitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. The FTC staff filed its complaint the same day. On December 21, 2004, the FTC approved a consent decree with us, which consent decree constitutes a complete and final settlement of the FTC’s complaint against us relating to our acquisition of Hyprotech in May 2002. The FTC’s approval also constitutes approval of the transactions contemplated by the purchase and sale agreement that we and our subsidiaries Hyprotech Company, AspenTech Canada Ltd., AspenTech Ltd. and Hyprotech UK Ltd. entered into on October 6, 2004 with Honeywell and its subsidiaries Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee, as well as the transactions contemplated by the purchase and sale agreement that we entered into with Bentley Systems.

The sale of the AXSYS product line to Bentley Systems was completed on July 21, 2004. We do not retain any rights to the AXSYS product line, and, through July 20, 2006, we are prohibited from soliciting business to replace AXSYS licenses held by certain customers, although we may accept Zyqad orders from such customers so long as we do not violate our nonsolicitation obligations.

The sale of our operator training business and ownership of rights to the intellectual property to the Hyprotech engineering products to Honeywell were completed on December 23, 2004. Under the terms of the transactions with Honeywell:

•                  we retain a perpetual, worldwide, royalty-free license to the entire Hyprotech engineering software product line and have the right to continue to develop and sell the Hyprotech engineering products, other than AXSYS, which was sold to Bentley Systems;

•                  we agreed not to compete in the operator training business for three years; we retain our customer licenses for HYSYS and related products;

•                  we entered into a two-year support agreement to provide Honeywell with source code to new releases of the Hyprotech products provided to customers under standard software maintenance services agreements;

•                  we agreed to a cash payment of $6.0 million from Honeywell to us, $1.2 million of which is subject to holdback and may be released to us, less any adjustments for uncollected billed accounts receivable and unbilled accounts receivable; and

•                  we transferred and Honeywell assumed, as of the closing date, $4.0 million in accounts receivable relating to the operator training business.

Significant Events—Year Ended June 30, 2005

Three Months Ended June 30, 2005

In May 2005, we executed a plan to reduce our operating costs, primarily involving the reduction of headcount. This resulted in a restructuring charge totaling $3.8 million, included in restructuring charges and FTC legal costs (as described below).

On June 15, 2005, we paid $58.2 million to retire all of the outstanding principal amount of our outstanding convertible debentures, together with interest accrued thereon.  We funded this payment with (a) $8.6 million of our existing cash, (b) $5.8 million obtained from our sales of installments receivable under our existing receivables programs with Silicon Valley Bank and GE Capital Corporation, and (c) $43.8 million through the sale of additional installments receivable under the arrangement described below.

On June 15, 2005, we securitized outstanding installment software license receivables totaling $71.2 million.  Such securitization was structured in manner so that the securitization qualified as a sale.  We received $43.8 million of cash and retained an interest in the sold receivables valued at $16.6 million.  We also retained certain limited recourse obligations relative to the receivables valued at approximately $1.0 million.  Overall, the transaction (including $2.1 million in aggregate fees and expenses, including fees of the lenders’ agent and fees of our outside legal counsel and financial advisors) resulted in a loss of $13.9 million in the quarter ended June 30, 2005 and was recorded as a loss on sales and disposals of assets.

Three Months Ended March 31, 2005

On March 15, 2005 we announced completion of our audit committee investigation and the filing of our restated annual report on Form 10-K/A for the fiscal year ended June 30, 2004, and the filing of our quarterly reports on Form 10-Q for the quarters ended September 30, 2004 and December 31, 2004.

Three Months Ended December 31, 2004

On December 21, 2004, the FTC approved our proposed consent decree, which constituted a complete and final settlement of the FTC’s complaint against us relating to our acquisition of Hyprotech in May 2002. The FTC’s approval also constitutes approval of the transactions contemplated by the purchase and sale agreement that we and our subsidiaries Hyprotech Company, AspenTech Canada Ltd., AspenTech Ltd. and Hyprotech UK Ltd. entered into on October 6, 2004 with Honeywell and its subsidiaries Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee.

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

•                  we agreed to a cash payment of approximately $6.0 million from Honeywell in consideration of the transfer of our operator training services business, our covenant not to compete in the operator training business for three years, and the transfer of ownership of the intellectual property of our Hyprotech engineering products, $1.2 million of which payment will be released to us in June 2005 (less any adjustments for uncollected billed accounts receivable and unbilled accounts receivable);

•                  we transferred and Honeywell assumed, as of the closing date, $4.0 million in accounts receivable relating to the operator training business; and

•                  we entered into a two-year support agreement with Honeywell under which we agreed to provide Honeywell with source code to new releases of the Hyprotech products provided to customers under standard software maintenance services agreements.

The Honeywell transaction resulted in a deferred gain of $0.2 million, which is subject to a potential increase of $1.2 million upon resolution of the holdback payment and will be amortized over the two-year life of the support agreement.

Three Months Ended September 30, 2004

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

Summary of Restructuring Accruals

Fiscal 2005 Restructuring Plan

In May 2005 we initiated a plan to consolidate several corporate functions and to reduce our operating expenses.  The plan to reduce operating expenses primarily resulted in headcount reductions, and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million, recorded in the fourth quarter of fiscal 2005.

As of June 30, 2005, there was $2.5 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the year ended June 30, 2005, the following activity was recorded (in thousands):

Fiscal 2005 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Contract Termination Costs	Total
Restructuring charge	$84	$3,465	$300	$3,849
Fiscal 2005 payments	—	(1,005)	(300)	(1,305)
Accrued expenses, June 30, 2005	$84	$2,460	$—	$2,544
Expected final payment date	May 2007	July 2006

Fiscal 2004 Restructuring Plan

In June 2004, we initiated a plan to reduce our operating expenses in order to better align our operating cost structure with the then-current economic environment and to improve our operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004.  During the year ended June 30, 2005, we recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004.  In addition, we recorded $0.4 million in restructuring charges related to the accretion of the discounted restructuring accrual and a $0.8 million decrease to the accrual related to changes in estimates of severance benefits and sub-lease terms.

As of June 30, 2005, there was $8.7 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the year ended June 30, 2005, the following activity was recorded (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Asset Impairments	Total
Restructuring charge	$20,484	$1,191	$1,776	$23,451
Fiscal 2004 payments	(8,435)	(280)	—	(8,715)
Impairment of assets	—	—	(1,776)	(1,776)
Accrued expenses, June 30, 2004	12,049	911	—	12,960
Restructuring charge	9,132	4,349	968	14,449
Impairment of assets	—	—	(968)	(968)
Fiscal 2005 payments	(12,915)	(4,534)	—	(17,449)
Restructuring charge – Accretion	446	3	—	449
Change in estimate—Revised assumptions	(287)	(497)	—	(784)
Accrued expenses, June 30, 2005	$8,425	$232	$—	$8,657
Expected final payment date	September 2012	December 2006

Fiscal 2003 Restructuring Plan

In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, we revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which had been affected the most by the economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.1 million. During fiscal 2004, we recorded a $4.9 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations.  During fiscal 2005, we recorded a $6.9 million increase to the accrual primarily due to a change in the estimate of the facility vacancy term, extending to the term of the lease.

As of June 30, 2005, there was $11.9 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. The components of the restructuring plan are as follows (in thousands):

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Restructuring charge	$17,347	$10,028	$714	$28,089
Additional impairment of assets	—	—	866	866
Fiscal 2003 payments	(3,548)	(7,297)	—	(10,845)
Accrued expenses, June 30, 2003	13,799	2,731	1,580	18,110
Fiscal 2004 payments	(2,567)	(2,170)	(770)	(5,507)
Change in estimate—Revised assumptions	(4,507)	(269)	(134)	(4,910)
Accrued expenses, June 30, 2004	6,725	292	676	7,693
Fiscal 2005 payments	(2,213)	(63)	(403)	(2,679)
Change in estimate—Revised assumptions	7,186	(69)	(195)	6,922
Accrued expenses, June 30, 2005	$11,698	$160	$78	$11,936
Expected final payment date	September 2012	Dec 2005	Jan 2006

Fiscal 2002 Restructuring Plan

In the fourth quarter of fiscal 2002, we initiated a plan to reduce operating expenses and to restructure operations around our two primary product lines, engineering software and manufacturing/supply chain software. We reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $13.2 million. During fiscal 2004, we recorded a $1.5 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations.  During fiscal 2005, we recorded a $0.2 million increase to the accrual due to changes in estimates of sublease assumptions and severance settlements.

As of June 30, 2005, there was $0.9 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. The components of the restructuring plan are as follows (in thousands):

Fiscal 2002 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Restructuring charge	$4,901	$8,285	$13,186
Fiscal 2002 payments	—	(1,849)	(1,849)
Accrued expenses, June 30, 2002	4,901	6,436	11,337
Fiscal 2003 payments	(695)	(4,748)	(5,443)
Accrued expenses, June 30, 2003	4,206	1,688	5,894
Fiscal 2004 payments	(1,302)	(1,060)	(2,362)
Change in estimate—Revised assumptions	(1,221)	(320)	(1,541)
Accrued expenses, June 30, 2004	1,683	308	1,991
Fiscal 2005 payments	(994)	(284)	(1,278)
Change in estimate—Revised assumptions	93	87	180
Accrued expenses, June 30, 2005	$782	$111	$893
Expected final payment date	September 2012	December 2005

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

As of June 30, 2005, there was no balance remaining in accrued expenses relating to the restructuring. The components of the restructuring plan are as follows (in thousands):

Fiscal 1999 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Write-off of Assets	Other	Total
Restructuring and other charges	$10,224	$4,324	$3,060	$259	$17,867
Write-off of assets, and other	(5,440)	—	(3,060)	(101)	(8,601)
Fiscal 1999 payments	(24)	(2,386)	—	(57)	(2,467)
Accrued expenses, June 30, 1999	4,760	1,938	—	101	6,799
Fiscal 2000 payments	(1,408)	(1,462)	—	(97)	(2,967)
Accrued expenses, June 30, 2000	3,352	476	—	4	3,832
Fiscal 2001 payments	(1,484)	(126)	—	—	(1,610)
Accrued expenses, June 30, 2001	1,868	350	—	4	2,222
Change in estimate—Revised assumptions	(250)	—	—	—	(250)
Fiscal 2002 payments	(1,243)	(350)	—	(4)	(1,597)
Accrued expenses, June 30, 2002	375	—	—	—	375
Fiscal 2003 net sublease receipts (lease payments)	147	—	—	—	147
Accrued expenses, June 30, 2003	522	—	—	—	522
Fiscal 2004 payments, net of sublease receipts (lease payments)	(4)	—	—	—	(4)
Change in estimate—sub-lease assumptions	(428)	—	—	—	(428)
Accrued expenses, June 30, 2004	90	—	—	—	90
Fiscal 2005 payments	(43)				(43)
Change in estimate—sub-lease assumptions	(47)				(47)
Accrued expenses, June 30, 2005	$—	$—	$—	$—	$—

Critical Accounting Estimates and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•                  revenue recognition for both software licenses and fixed-fee consulting services;

•                  impairment of long-lived assets, goodwill and intangible assets;

•                  accrual of legal fees associated with outstanding litigation;

•                  accounting for income taxes;

•                  allowance for doubtful accounts; and

•                  accounting for securitization of installments receivable.

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

Revenue Recognition—Fixed-Fee Consulting Services

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

During the year ended June 30, 2004, we recorded $4.2 million in charges related to the impairment of certain long-lived assets and technology related intangible and computer software development assets. The timing and size of future impairment charges involves the application of management’s judgment and estimates and could result in the impairment of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $59.0 million as of June 30, 2005.

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

Accounting for Securitization of Installments Receivable

We made judgments with respect to several variables associated with our June 2005 securitization transaction that had a significant impact on the valuation of our retained interest in the sold receivables, as well as the calculation of the loss on the transaction.  These judgments include the discount rate used to value the retained interest in the sold receivables and estimates of rates of default. In determining these factors, we looked at comparable transactions with respect to fair market discount rates, and analyzed our historical collection experience to default rates and collection timing.  If the historical collection data do not reflect the future ability to collect outstanding receivables, an impairment of a substantial portion of our retained interest may result.

Results of Operations

The following table sets forth the percentages of total revenues represented by certain consolidated statement of operations data for the periods indicated:

	Year Ended June 30,
	2003	2004	2005
Revenues:
Software licenses	46.9%	47.6%	47.9%
Service and other	53.1	52.4	52.1
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of software licenses	4.0	4.7	6.3
Cost of service and other	30.8	29.7	30.7
Amortization of technology related intangible assets	2.4	2.2	2.6
Impairment of technology related intangible and computer software development assets	2.5	1.0	—
Total cost of revenues	39.7	37.6	39.6

Gross margin	60.3	62.4	60.4

Operating costs:
Selling and marketing	30.5	30.1	35.7
Research and development	18.8	17.7	17.5
General and administrative	8.6	9.8	18.2
Long-lived asset impairment charges	30.5	0.3	—
Restructuring charges and FTC legal costs	11.9	6.0	9.2
Loss (gain) on sales and disposals of assets	(0.0)	(0.3)	5.1
Total operating costs	100.3	63.6	85.7

Income (loss) from operations	(40.0)	(1.2)	(25.3)

Interest income	2.5	2.1	2.3
Interest expense	(2.1)	(1.5)	(1.6)
Other income (expense), net	(0.1)	0.1	0.3
Income (loss) before provision for income taxes and equity in earnings from joint ventures	(39.7)%	(0.5)%	(24.3)%

Comparison of Fiscal 2005 to Fiscal 2004

Revenues.  Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for fiscal 2005 decreased 19.0% to $269.6 million from $333.0 million in fiscal 2004. Total revenues from customers outside the United States were $162.7 million or 60.3% of total revenues and $190.8 million or 57.3% of total revenues for fiscal 2005 and 2004, respectively. The geographical mix of revenues can vary from period to period.

Software license revenues represented 47.9% and 47.6% of total revenues for fiscal 2005 and 2004, respectively. Revenues from software licenses in fiscal 2005 decreased 18.5% to $129.2 million from $158.7 million in fiscal 2004. Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. We believe that the decrease was primarily due to distractions caused by the ongoing uncertainty of the FTC proceedings, our audit committee investigation, changes in sales management and delays in purchasing from customers.

Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for fiscal 2005 decreased 19.5% to $140.3 million from $174.3 million for fiscal 2004.  These decreases were attributable primarily to the consulting services business. Consulting services decreased due to the general low-level of licenses of our supply chain products during the two most recent fiscal years. Our consulting services are more heavily linked to the implementation of our supply chain products than they are to our other products.  We believe that the decrease was also due to distractions caused by the ongoing uncertainty of the FTC proceedings and our audit committee investigation.

Cost of Software Licenses.  Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging. Cost of software licenses for fiscal 2005 increased 8.3% to $16.9 million from $15.6 million in fiscal 2004. Cost of software licenses as a percentage of revenues from software licenses increased to 13.0% for fiscal 2005 from 9.8% for fiscal 2004. The cost increase is primarily due to an increase in amortization of computer software development costs of $0.9 million. The increase in the amortization of computer software development costs is related to several significant product releases, including aspenONE in December 2004.

Cost of Service and Other.  Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for fiscal 2005 decreased 16.7% to $82.6 million from $99.2 million for fiscal 2004. Cost of service and other, as a percentage of revenues from service and other, increased to 58.9% for fiscal 2005 from 56.9% for fiscal 2004. The decrease in cost is primarily due to decreased payroll costs of $10.7 million related to reductions in headcount, as well as a decrease in reimbursable expenses of $5.5 million.

Amortization of Technology Related Intangible Assets.  Amortization of technology related intangible assets consists of the amortization from intangible assets obtained in acquisitions. These assets are generally being amortized over a period of three to five years. Amortization expense for fiscal 2005 decreased 2.2% to $7.1 million from $7.3 million for fiscal 2004.

Selling and Marketing.  Selling and marketing expenses for fiscal 2005 decreased 3.8% to $96.2 million from $100.0 million for fiscal 2004, while increasing as a percentage of total revenues to 35.7% from 30.1%. The decrease in cost is primarily due to a decrease in payroll and benefit costs of $6.0 million attributable to the headcount reductions effected in the June 2004 restructuring plan, offset by an increase in advertising costs of $2.6 million related to AspenWorld, which took place in October 2004.

Research and Development.  Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Research and development expenses for fiscal 2005 decreased 19.9% to $47.2 million from $59.0 million for fiscal 2004, and decreased as a percentage of total revenues to 17.5% from 17.7%. The decrease is primarily attributable to a $5.6 million decrease in salary and benefit costs and a $2.7 million decrease in facilities related costs associated with the June 2004 restructuring plan, and a $2.1 million decrease in consulting costs.

We capitalized software development costs that amounted to 17.8% of our total research and development costs during fiscal 2005, as compared to 11.4% in fiscal 2004. These percentages will vary from quarter to quarter, depending upon the stage of development for the various projects in a given period. This increase is primarily due to the significant amount of effort associated with the development and release of aspenONE in December 2004 and aspenONE 2004.1 in May 2005.

General and Administrative.  General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, and outside professional fees. General and administrative expenses for fiscal 2005 increased 50.3% to $49.2 million from $32.7 million for fiscal 2004, and increased as a percentage of total revenues to 18.2%

from 9.8%.  This increase is due to a $7.1 million increase in legal, accounting and consulting costs associated with the internal investigation by the audit committee, $3.8 million in litigation defense and settlement costs related to KBC, a $1.9 million increase in audit and consulting fees associated with the Sarbanes-Oxley Act, specifically our Section 404 efforts, and $3.4 million in contract and employment termination costs.

Long-Lived Asset Impairment Charges.  In fiscal 2004, this amount consisted of $1.0 million in impairment charges based on our decision to discontinue certain internal capital projects that had previously been put on hold. In addition, certain fixed assets that supported research and development efforts were considered impaired as a result of the product consolidation decisions made in the April 2004 product review.

Restructuring Charges and FTC Legal Costs.  During fiscal 2005, we recorded $24.9 million in restructuring charges and FTC legal costs.  Of this amount, $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004, $3.8 million related to the May 2005 restructuring charge, $0.4 million related to the accretion of discounted restructuring accruals, and $6.5 million related to adjustments to prior restructuring accruals, all offset by $0.2 million in legal costs related to the FTC challenge of our acquisition of Hyprotech.

In May 2005, we initiated a plan to consolidate several corporate functions and to reduce our operating expenses.  The plan to reduce operating expenses primarily resulted in headcount reductions, and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million, recorded in the fourth quarter of fiscal 2004.  The components of the restructuring plan are as follows:

Closure/consolidation of facilities:  Approximately $0.1 million of the restructuring charge relates to the termination of a facility lease. The facility lease had a remaining term of two years. The amount accrued is an estimate of the remaining obligation under the lease, reduced by expected income from the sublease of the underlying properties.

Employee severance, benefits and related costs:  Approximately $3.4 million of the restructuring charge relates to the reduction in headcount. Approximately 130 employees, or 10% of the workforce, were eliminated under the restructuring plan. The employees were primarily located in North America and Europe. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

Contract termination costs:  Approximately $0.3 million of the restructuring charge relates to charges associated with the termination of a contract for a future user conference.  The contract was terminated in June 2005.

Loss (Gain) on Sales of Assets.  Loss (gain) on sales of assets was a $13.6 million loss in fiscal 2005 as compared to $0.9 million gain in fiscal 2004. This decrease is primarily due to the loss of $13.9 million incurred on the securitization of installments receivable.

Interest Income.  Interest income is generated from investment of excess cash and from the license of software pursuant to installment contracts. Under these installment contracts, we offer a customer the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of the asset optimization customers have elected to license these products through installment contracts. Included in the annual payments is an implicit interest rate established by us at the time of the license. As we sell more perpetual licenses for value chain solutions, these sales are being paid for in forms that are generally not installment contracts. If the mix of sales moves away from installment contracts, interest income in future periods will be reduced.

We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any one year is the result of the implicit interest rate established by us on installment contracts and the size of the contract portfolio. Interest income was $6.2 million for fiscal 2005 as compared to $7.3 million in fiscal 2004. This decrease primarily is due to the increased sale of receivables and lower license revenues, resulting in the decrease of installments receivable balance.

Interest Expense.  Interest expense was incurred under our convertible debentures, amounts owed to Accenture, and capital lease obligations. Interest expense in fiscal 2005 decreased to $4.2 million from $4.9 million in fiscal 2004. This decrease in interest expense results from the elimination of interest bearing debt, such as the retirement of a portion of the convertible debentures in January 2004, March 2004 and May 2004, and the retirement of the remaining portion in June 2005.

Foreign currency exchange gain (loss).  Foreign currency exchange gains and losses are primarily incurred through the revaluation of receivables denominated in foreign currencies. In fiscal 2005 we recorded a foreign currency exchange gain of $0.6 million, compared to a $0.3 million gain in fiscal 2004. This increase was due to favorable exchange rate fluctuations and effective hedging of foreign receivable balances.

Provision for/Benefit from Income Taxes.  We recorded a provision for income taxes of $3.8 million for fiscal 2005, primarily related to foreign taxes. We recorded a provision for income taxes of $19.9 million for fiscal 2004. The provision for fiscal 2004 includes a $14.6 million valuation allowance against U.S. domiciled net deferred tax assets and a $6.8 million provision primarily related to foreign taxes. Additionally, as part of a change in the Japan-US tax treaty, the Japanese withholding tax law was repealed effective July 1, 2004 and provided approximately $1.5 million of income tax relief to the Company as of the enactment date of the tax law change which occurred in the quarter ended March 31, 2004. We provided a full valuation allowance against the net operating losses generated during fiscal 2004 and 2005.

Under SFAS No. 109, a deferred tax asset related to the future benefit of a tax loss carryforward should be recorded unless we make a determination that it is “more likely than not” that such deferred tax asset would not be realized. Accordingly, a valuation allowance would be provided against the deferred tax asset to the extent that we cannot demonstrate that it is “more likely than not” that the deferred tax asset will be realized. In determining the amount of valuation allowance required, we consider numerous factors, including historical profitability, estimated future taxable income, the volatility of the historical earnings, and the volatility of earnings of the industry in which we operate. We periodically review our deferred tax asset to determine if such asset is realizable. In fiscal 2004, we concluded, in accordance with SFAS No. 109, that we should record a valuation allowance on a significant portion of our deferred tax asset under the “more likely than not” test and therefore increased the amount of the valuation allowance. See Note 9 to Consolidated Financial Statements.

Equity in earnings from joint ventures.  Equity in earnings from joint ventures was a $0.4 million loss in fiscal 2004. These losses relate to net losses incurred by certain joint ventures in which we have an equity interest.  These investments were liquidated during fiscal 2005, and there were no material gains or losses realized.

Comparison of Fiscal 2004 to Fiscal 2003

Revenues.  Total revenues for fiscal 2004 decreased 3.9% to $333.0 million from $346.5 million in fiscal 2003. Total revenues from customers outside the United States were $190.8 million or 57.3% of total revenues and $186.7 million or 53.9% of total revenues for fiscal 2004 and 2003, respectively.

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

Impairment of Technology Related Intangible and Computer Software Development Assets.  Impairment of technology related intangible and computer software development assets consists of impairment charges related to assets that are directly involved in the production of revenue. In the fourth quarter of fiscal 2004, we recorded an impairment charge of $3.3 million related to management’s decision to discontinue development of certain next generation manufacturing/supply chain products. Management’s decision was based on concerns about the future revenue projections for these products, and the assessment of costs remaining to bring these products to market. In fiscal 2003, we recorded an impairment charge of $8.7 million related to computer software development costs and intangible assets that were related to products that management either decided would not be sold or determined that their carrying values were in excess of their fair values. The assets that will no longer be used were identified by management’s decisions to discontinue future development efforts associated with certain products. The carrying values of the remaining assets were compared to the fair values of those assets resulting in an impairment. The fair values were determined by forecasting the future net cash flows associated with the products.

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

Long-Lived Asset Impairment Charges.  In fiscal 2004, this amount consisted of $1.0 million in impairment charges based on our decision to discontinue certain internal capital projects that had previously been put on hold. In addition, certain fixed assets that supported research and development efforts were considered impaired as a result of the product consolidation decisions made in the April 2004 product review. In October 2002, we determined that the goodwill should be tested for impairment as a result of lowered revenue expectations and the overall decline in our market value. This amounted to a $74.2 million aggregate impairment charge, recorded in the fiscal 2003 consolidated statement of operations. Concurrent with the goodwill impairment review, we determined that several other assets were also impaired. This resulted in an additional $31.4 million in impairment charges in fiscal 2003, related to the intellectual property purchased from Accenture in February 2002, internal capital projects and fixed assets.

Restructuring Charges and FTC Legal Costs.  During fiscal 2004, we recorded $20.1 million in restructuring charges and FTC legal costs. Of this amount, $23.5 million is associated with a June 2004 restructuring plan, which is offset by $8.3 million in adjustments to prior restructuring accruals and deferred rent balances, and $4.9 million consists of legal costs related to the FTC challenge of our acquisition of Hyprotech.

In June 2004, we initiated a plan to reduce our operating expenses in order to better align our expense structure with the current economic environment and to improve our operating margins. This plan coincided with a reduction in our revenue projections for fiscal 2005. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million. This is offset by $8.3 million in adjustments to the prior restructuring accruals and deferred rent balances, primarily related to the buy-out of the remaining obligation for our Houston, Texas facility, of which portions had previously been vacated and included in previous restructuring plans. The components of the restructuring plan are as follows:

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

Quarterly Results

Our operating results and cash flow have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of introductions of new solutions and enhancements by us and our competitors, and fluctuating economic conditions. Because license fees for our software products are substantial and the implementation of our solutions often involve the services of engineers over an extended period of time, the sales process for our solutions is lengthy and can exceed one year. Accordingly, software revenues are difficult to predict, and the delay of any order could cause our quarterly revenues to fall substantially below expectations. Moreover, to the extent that we succeed in shifting customer purchases away from point solutions and toward integrated solutions, the likelihood of delays in ordering may increase and the effect of any delay may become more pronounced.

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

The following table presents selected quarterly consolidated statement of operations data for fiscal 2004 and 2005. These data are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of these data in accordance with US GAAP.

	Fiscal 2004 Quarter Ended				Fiscal 2005 Quarter Ended
	Sep. 30	Dec. 31	Mar. 31	June 30	Sep. 30	Dec. 31	Mar. 31	June 30
	(In thousands, except per share data)
Revenues:
Software licenses	$38,144	$38,856	$36,636	$45,025	$25,273	$36,732	$31,097	$36,131
Service and other	42,265	42,886	44,939	44,245	37,997	34,893	33,121	34,323
Total revenues	80,409	81,742	81,575	89,270	63,270	71,625	64,218	70,454
Cost of revenues:
Cost of software licenses	3,617	4,315	3,854	3,791	3,941	4,731	4,035	4,157
Cost of service and other	24,382	24,246	25,345	25,210	22,108	21,913	19,215	19,402
Amortization of technology related intangible assets	1,832	1,842	1,806	1,790	1,774	1,778	1,778	1,782
Impairment of technology related intangible and computer software development assets	—	—	—	3,250	—	—	—	—
Total cost of revenues	29,831	30,403	31,005	34,041	27,823	28,422	25,028	25,341

Gross profit	50,578	51,339	50,570	55,229	35,447	43,203	39,190	45,113

Operating costs:
Selling and marketing	23,957	23,651	23,841	28,579	22,375	23,401	24,299	26,112
Research and development	16,006	14,294	14,234	14,421	12,183	11,574	11,552	11,927
General and administrative	6,872	6,607	6,399	12,849	10,427	12,694	12,746	13,308
Long-lived asset impairment charges	—	—	—	967	—	—	—	—
Restructuring charges and FTC legal costs	—	2,000	—	18,085	21,508	219	(97)	3,277
Loss (gain) on sales and disposals of assets	(302)	(377)	(206)	6	(362)	5	81	13,911
Total operating costs	46,533	46,175	44,268	74,907	66,131	47,893	48,581	68,535

Income (loss) from operations	4,045	5,164	6,302	(19,678)	(30,684)	(4,690)	(9,391)	(23,422)

Interest income, net	682	855	419	400	654	657	477	185
Other income (expense), net	(691)	246	256	441	(393)	351	(16)	676
Income (loss) before provision for taxes and equity in earnings from joint ventures	4,036	6,265	6,977	(18,837)	(30,423)	(3,682)	(8,930)	(22,561)
Benefit from (provision for) income taxes	(411)	(1,578)	(341)	(17,566)	340	573	(1,133)	(3,556)
Equity in earnings from joint ventures	—	(100)	—	(251)	—	—	—	—
Net income (loss)	3,625	4,587	6,636	(36,654)	(30,083)	(3,109)	(10,063)	(26,117)
Accretion of preferred stock discount and dividend	3,852	(3,352)	(3,400)	(3,458)	(3,528)	(3,589)	(3,630)	(3,703)
Net income (loss) applicable to common stockholders	$7,477	$1,235	$3,236	$(40,112)	$(33,611)	$(6,698)	$(13,693)	$(29,820)
Basic income (loss) per share applicable to common shareholders	$0.19	$0.03	$0.08	$(0.97)	$(0.80)	$(0.16)	$(0.32)	$(0.69)
Basic weighted average shares outstanding	39,772	40,175	41,049	41,328	41,796	42,153	42,639	42,942
Diluted income (loss) per share applicable to common shareholders	$0.15	$0.02	$0.06	$(0.97)	$(0.80)	$(0.16)	$(0.32)	$(0.69)
Diluted weighted average shares outstanding	59,437	50,315	51,907	41,328	41,796	42,153	42,639	42,942

Liquidity and Capital Resources

In fiscal 2005, operating activities provided $25.9 million of cash primarily due to the securitization of installments receivable, offset by losses from operations, and payments made related to restructuring activities, the FTC litigation and the audit committee investigation.  In fiscal 2003 and 2004, operating activities provided $22.2 million and $40.9 million of cash, respectively.

In fiscal 2005, investing activities used $11.8 million of cash primarily as a result of the capitalization of computer software development costs and the ordinary purchases of property and equipment, partially offset by the proceeds from the sale of a building in June 2005.  In fiscal 2003 and 2004, investing activities provided $6.8 million of cash and used $7.6 million of cash, respectively.

In fiscal 2005, financing activities used $53.7 million of cash primarily due to payment made to retire all of the outstanding principal amount of our convertible debentures, partially offset by by the proceeds from a securitization transaction, exercise of stock options and issuance of stock under our employee stock purchase plan.  In fiscal 2003 and 2004, financing activities used $11.6 million of cash and provided $22.2 million of cash, respectively.

Historically, we have financed our operations principally through cash generated from public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, operating activities, and the sale of installment contracts to third parties.

On June 15, 2005, we paid $58.2 million to retire all of the outstanding principal amount of our convertible debentures, together with interest accrued thereon.  We funded this payment with (a) $8.6 million of our existing cash, (b) $5.8 million obtained from our sales of installments receivable under our existing receivables programs with Silicon Valley Bank and GE Capital Corporation, and (c) $43.8 million through the sale of additional installments receivable under the arrangement described below.

On June 15, 2005, we securitized outstanding installment software license receivables totaling $71.2 million.  Such securitization was structured in manner so that the securitization qualified as a sale.   We received $43.8 million of cash and retained an interest in the sold receivables valued at $16.6 million.  We also retained certain limited recourse obligations relative to the receivables valued at approximately $1.0 million.  Overall, the transaction (including $2.1 million in aggregate fees and expenses, including fees of the lenders’ agent and fees of our outside legal counsel and financial advisors) resulted in a loss of $13.9 million in the quarter ended June 30, 2005 and was recorded as a loss on sales and disposals of assets.  We expect that we would have received approximately $21.8 million, $18.3 million and $14.0 million of cash flows from these installments receivable during fiscal years 2006, 2007 and 2008, if not for the securtization of the receivables.

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

We have had arrangements to sell installments receivable to three financial institutions, General Electric Capital Corporation, Bank of America and Silicon Valley Bank. We sold certain installment contracts for aggregate proceeds of approximately $54.9 million and $97.6 million during fiscal 2004 and 2005, respectively.  As of June 30, 2005, there was approximately $64 million in additional availability under the arrangements. We expect to continue to have the ability to sell receivables, as the collection of the sold receivables will reduce the outstanding balance, and the availability under the arrangements can be increased. At June 30, 2005, we had a partial recourse obligation that was within the range of $0.7 million to $2.7 million.

In January 2003, we executed a loan arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (1) $15.0 million or (2) 70% of eligible domestic receivables, and a line of credit of up to the lesser of

(1) $10.0 million or (2) 80% of eligible foreign receivables. The lines of credit bear interest at the bank’s prime rate (6.00% at June 30, 2005) plus 0.5%. We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees.  The lines of credit will initially be collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of June 30, 2005, there were $8.5 million in letters of credit outstanding under the line of credit, and there was $9.7 million available for future borrowing.  As of June 30, 2005, we were in default of the tangible net worth and adjusted quick ratio covenants. On September 13, 2005, we executed an amendment to the loan arrangement that adjusted the terms of the financial covenants and cured the default as of June 30, 2005.  The loan arrangement expires in July 2006.

As of June 30, 2005, we had cash and cash-equivalents totaling $68.1 million. Our commitments as of June 30, 2005 consisted of debt obligations and leases for our headquarters and other facilities. Other than these, there were no other commitments for capital or other expenditures. Our obligations related to these items at June 30, 2005 are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$10,910	$9,467	$7,777	$7,589	$7,123	$21,262	$64,128
Debt obligations	1,042	198	140	—	—	—	1,380
Total commitments	$11,952	$9,665	$7,917	$7,589	$7,123	$21,262	$65,508

We believe our current cash balances, together with availability of sales of our installment contracts and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least fiscal 2006. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

Inflation

Inflation has not had a significant impact on our operating results to date and we do not expect inflation to have a significant impact during fiscal 2006.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for our first annual reporting period that begins after June 15, 2005. We expect to adopt SFAS No. 123R using its modified prospective application method. Adoption of SFAS No. 123R is expected to increase stock compensation expense. Assuming the continuation of current programs, our preliminary estimate is that additional stock compensation expense for fiscal 2006 will be in the range of $5 million to $6 million. In addition, SFAS No. 123R requires that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.

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

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars

	Fair Value
	at	Maturing in Fiscal Year Ending June 30,
	June 30, 2005	2006	2007	2008	2009	2010 and Thereafter
	(In thousands, except interest rates)

Cash Equivalents	$68,149	$68,149	—	—	—	—
Weighted Average Interest Rate	3.31%	3.31%	—	—	—	—
Investments	$—	—	—	—	—	—
Weighted Average Interest Rate	—	—	—	—	—	—
Total Portfolio	$68,149	$68,149	—	—	—	—
Weighted Average Interest Rate	3.31%	3.31%	—	—	—	—

Impact of Foreign Currency Rate Changes

During fiscal 2005, the U.S. dollar weakened against currencies for countries in which we have local operations, primarily in Europe, Canada and the Asia-Pacific region. The translation of our foreign entities’ assets and liabilities did not have a material impact on our consolidated operating results. Foreign exchange forward contracts are only obtained to hedge certain customer installments receivable amounts or obligations denominated in a foreign currency.

Foreign Exchange Hedging

We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer installments receivable denominated in foreign currencies. The objective of these contracts is to limit the impact of foreign currency exchange rate movement on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $23.0 million of foreign exchange forward contracts denominated in Japanese, British, Swiss, Canadian and Euro currencies which represented underlying customer installments receivable transactions at the end of fiscal 2005.  The underlying customer installments receivable transactions consist of assets carried on our balance sheet and assets that were transferred to our subsidiary as part of the securitization of installments receivable, for which we have assumed the exposure associated with changes in foreign exchange rates.  At each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currencies are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and losses related to these instruments for fiscal 2005 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, operating results or cash flows resulting from the use of these instruments. There can be no assurance, however, that these strategies will be effective or that transaction losses can be limited or forecasted accurately.

The following table provides information about our forward contracts, at the end of fiscal 2005, to sell foreign currencies for U.S. dollars. All of these contracts relate to customer accounts and installments receivable. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value on the contract at the end of fiscal 2005.

Currency	Average Contract Rate	Forward Amount in U.S. Dollars	Contract Origination Date	Contract Maturity Date
	(In thousands)

Euro	0.79	$13,744	Various: June 04-June 05	Various: July 05-June 06
Japanese Yen	106.01	3,183	Various: April 02-June 05	Various: July 05-June 06
Canadian Dollar	1.24	2,848	Various: July 04-June 05	Various: July 05-April 06
British Pound Sterling	0.54	2,267	Various: July 04-June 05	Various: July 05-June 06
Swiss Franc	1.23	977	Various: July 04-June 05	Various: July 05
Total		$23,019

Item 8.  Financial Statements and Supplementary Data

Management’s report on internal control over financial reporting is filed as part of this Form 10-K beginning on page M-1 (immediately following page 62), and our consolidated financial statements are filed as a part of this Form 10-K beginning on page
F-1 (immediately following page M-6).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, and due to the material weaknesses in our internal control over financial reporting described above under “Item 8.  Financial Statements and Supplementary Data – Management Report on Internal Control over Financial Reporting,” our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), including the description of material weaknesses in our internal control over financial reporting as of June 30, 2005 and the remedial measures we are undertaking to address those material weaknesses, and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2005.

Item 11.  Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2005.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See “Securities Authorized for Issuance Under Equity Compensation Plans” under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” in Part II of this Form 10-K.

The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2005, under the heading “Share Ownership of Principal Stockholders and Management.”

Item 13.  Certain Relationships and Related Transactions

The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2005, under the heading “Related Party Transactions.”

Item 14.  Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 28, 2005, under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules, and Reports on Form 8-K

(a)(1)                  Financial Statements

(a)(2)                  Financial Statement Schedules

Description
Schedule II—Valuation and Qualifying Accounts	S-1

All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)                  Exhibits

3.1(1)	Certificate of Incorporation of Aspen Technology, Inc., as amended.

3.2(2)	By-laws of Aspen Technology, Inc.

4.1(3)	Specimen Certificate for Shares of Aspen Technology, Inc.’s common stock, $.10 par value.

4.2(2)

Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent, including related forms of the following: (a) Certificate of Designation of Series A Participating Cumulative Preferred Stock of Aspen Technology, Inc.; and (b) Right Certificate.

4.3(4)	Amendment No. 1 dated as of October 26, 2001 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.

4.4(5)	Amendment No. 2 dated as of February 6, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.

4.5(6)	Amendment No. 3 dated as of March 19, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.

4.6(7)	Amendment No. 4 dated as of May 9, 2002 to Rights Agreement dated as of March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.

4.7(8)	Amendment No. 5 dated as of June 1, 2003 to Rights Agreement dated as of March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.

4.8(10)	Form of Warrant of Aspen Technology, Inc. dated as of May 9, 2002.

4.9(1)	Form of WD Common Stock Purchase Warrant of Aspen Technology, Inc. dated as of August 14, 2003.

4.10(1)	Form of WB Common Stock Purchase Warrant of Aspen Technology, Inc. dated as of August 14, 2003.

10.1(11)	Lease Agreement dated as of January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding Ten Canal Park, Cambridge, Massachusetts.

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

10.4(11)	System License Agreement between Aspen Technology, Inc. and the Massachusetts Institute of Technology, dated March 30, 1982, as amended.

10.5(11)	Vendor Program Agreement, dated March 29, 1990, between Aspen Technology, Inc. and General Electric Capital Corporation.

10.6(13)	Rider No. 1, dated December 14, 1994, to Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.

10.7(11)†	Letter Agreement, dated March 25, 1992, between Aspen Technology, Inc. and Sanwa Business Credit Corporation.

10.8(17)	Third Amendment, effective as of March 28, 2003, to the Letter Agreement by and between Aspen Technology, Inc. and Fleet Business Credit, LLC (formerly Sanwa Business Credit Corporation).

10.9	Amended and Restated Direct Finance and Services Addendum, dated December 30, 2004 between Aspen Technology, Inc. and Fleet Business Credit, LLC.

10.10(14)	Loan and Security Agreement, dated as of January 30, 2003, by and among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.

10.11(14)	Export-Import Bank Loan and Security Agreement, dated as of January 30, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.

10.12(29)

Export-Import Bank Borrower Agreement, dated as of April 1, 2005, by and between Aspen Technology, Inc. and AspenTech Inc. in favor of the Export-Import Bank of the United States and Silicon Valley Bank.

10.13(29)	Promissory Note (Ex-Im), dated April 1, 2005, by and between Aspen Technology, Inc. and AspenTech, Inc. in favor of Silicon Valley Bank.

10.14(14)	Form of Negative Pledge Agreement, dated as of January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.

10.15(14)	Security Agreement, dated as of January 30, 2003, by and between Silicon Valley Bank and AspenTech Securities Corporation.

10.16(14)	Unconditional Guaranty, dated as of January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank.

10.17(15)	First Loan Modification Agreement, effective as of June 27, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.

10.18(15)	Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank.

10.19(30)	First Loan Modification Agreement (Exim), dated as of September 10, 2004, by and among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank.

10.20(30)	Second Loan Modification Agreement, dated as of September 10, 2004, by and among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank.

10.21(29)	Fourth Loan Modification Agreement, dated April 1, 2005 by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.

10.22(29)	Third Loan Modification Agreement (Exim), dated as of April 1, 2005, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.

10.23(31)	Sixth Loan Modification Agreement, dated as of June 15, 2005, by and among Aspen Technology, Inc.,

Aspentech, Inc. and Silicon Valley Bank

10.24(31)	Fourth Loan Modification Agreement – EXIM, dated as of June 15, 2005, by and among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank

10.25(31)	Partial Release and Acknowledgement Agreement, dated as of June 15, 2005, by and among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank

10.26(31)	Loan Agreement, dated as of June 15, 2005, among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the lenders named therein

10.27(31)	Security Agreement, dated as of June 15, 2005, between Aspen Technology Receivables II LLC and Guggenheim Corporate Funding, LLC

10.28(31)	Purchase and Sale Agreement, dated as of June 15, 2005, between Aspen Technology, Inc. and Aspen Technology Receivables I LLC

10.29(31)	Purchase and Resale Agreement, dated as of June 15, 2005, between Aspen Technology Receivables I LLC and Aspen Technology Receivables II LLC

10.30(28)	Non-Recourse Receivables Purchase Agreement, dated December 31, 2003, between Silicon Valley Bank and Aspen Technology, Inc.

10.31(30)	Second Amendment to Non-Recourse Receivables Purchase Agreement, dated as of September 30, 2004, by and between Silicon Valley Bank and Aspen Technology, Inc.

10.32(32)	Third Amendment to Non-Recourse Receivables Purchase Agreement, dated as of December 31, 2004, by and between Silicon Valley Bank and Aspen Technology, Inc.

10.33(33)	Fifth Amendment to Non-Recourse Receivables Purchase Agreement, dated as of March 31, 2005, by and between Silicon Valley Bank and Aspen Technology, Inc.

10.34(16)	Securities Purchase Agreement dated June 1, 2003 by and among Aspen Technology, Inc. and the Purchasers listed therein.

10.35(16)	Repurchase and Exchange Agreement dated as of June 1, 2003 by and among Aspen Technology, Inc. and the Holders named therein.

10.36(1)	Investor Rights Agreement dated as of August 14, 2003 by and among Aspen Technology, Inc. and the Stockholders Named therein.

10.37(1)	Management Rights Letter dated as of August 14, 2003 by and among Aspen Technology, Inc. and the entities named therein.

10.38(18)	Amended and Restated Registration Rights Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.

10.39(11)	Equity Joint Venture Contract between Aspen Technology, Inc. and China Petrochemical Technology Company.

10.40(32)+

Purchase and Sale Agreement, dated October 6, 2004, by and among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd., and Hyprotech UK Ltd. (collectively, the “AspenTech Parties”) and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee (collectively, the “Honeywell Parties”).

10.41(32)+	Amendment No. 1 to the Purchase and Sale Agreement, dated October 6, 2004 by and among the AspenTech Parties and the Honeywell Parties.

10.42(32)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Aspen Technology, Inc. and Honeywell International, Inc.

10.43(32)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between AspenTech Canada Ltd. and Honeywell Limited-Honeywell Limitee.

10.44(32)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Hyprotech Company and Honeywell Limited-Honeywell Limitee.

10.45(32)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between AspenTech Ltd. and Honeywell Control Systems Limited.

10.46(32)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Hyprotech UK Ltd. and Honeywell Control Systems Limited.

10.47(11)*	1988 Non-Qualified Stock Option Plan, as amended.

10.48(19)*	1995 Stock Option Plan.

10.49(31)*	Amended and Restated 1995 Directors Stock Option Plan.

10.50(19)*	1995 Employees’ Stock Purchase Plan.

10.51(20)*	1998 Employees’ Stock Purchase Plan.

10.52(21)*	Amendment No. 1 to 1998 Employees’ Stock Purchase Plan.

10.53(22)*	1996 Special Stock Option Plan.

10.54(21)*	2001 Stock Option Plan.

10.55(34)	2005 Stock Incentive Plan

10.56(11)*	Form of Employee Confidentiality and Non-Competition Agreement.

10.57(35)	Employment Agreement, dated as of December 7, 2004, between Aspen Technology, Inc. and Mark Fusco

10.58(11)*	Noncompetition, Confidentiality and Proprietary Rights Agreement between Aspen Technology, Inc. and Lawrence B. Evans.

10.59(15)*	Employment and Transition Agreement, dated as of June 30, 2003, by and between Aspen Technology, Inc. and Lawrence B. Evans.

10.60(21)*	Change in Control Agreement between Aspen Technology, Inc. and David McQuillin dated August 12, 1997.

10.61(23)*	Severance Agreement between Aspen Technology, Inc. and David L. McQuillin dated September 30, 2002.

10.62(14)*	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and David L. McQuillin.

10.63(26)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and David L. McQuillin.

10.64(24)*	Change in Control Agreement between Aspen Technology, Inc. and Stephen J. Doyle dated August 12, 1997.

10.65(14)*	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and Stephen J. Doyle.

10.66(26)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Stephen J. Doyle.

10.67(36)	Agreement and General Release delivered as of June 27, 2005, by Aspen Technology, Inc. to Stephen J. Doyle

10.68(26)*	Employment Agreement, dated April 1, 2002, by and between Aspen Technology, Inc. and C. Steven Pringle

10.69(3)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and C. Steven Pringle.

10.70(26)*	Offer Letter, dated June 16, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.

10.71(26)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.

10.72(15)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and David L. McQuillin.

10.73(15)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Stephen J. Doyle.

10.74(15)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and C. Steve Pringle.

10.75(15)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.

10.76(15)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.

10.77(25)	Securities Purchase Agreement dated as of May 9, 2002 between Aspen Technology, Inc. and the Purchasers listed therein, and related Amendment dated June 5, 2002.

10.78(18)	Amended and Restated Securities Purchase Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.

10.79	Seventh Loan Modification Agreement, dated as of September 13, 2005, by and among Aspen Technology, Inc. and Silicon Valley Bank.

14.1	Code of Conduct and Business Ethics

21.1	Subsidiaries of Aspen Technology, Inc.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (included in signature page to Form 10-K).

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(15)                          Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2003, and incorporated herein by reference.

(16)                          Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. filed on June 2, 2003, and incorporated herein by reference.

(17)                          Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended March 31, 2002, and incorporated herein by reference.

(18)                          Previously filed as an exhibit to the Current Report on Form 8-K filed by Aspen Technology, Inc. on March 19, 2002, and incorporated herein by reference.

(19)                          Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration
No. 333-11651) (filed on September 9, 1996), and incorporated herein by reference.

(20)                          Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration
No. 333-44575) (filed on January 20, 1998), and incorporated herein by reference.

(21)                          Previously filed as an exhibit to the Definitive Proxy Statement on Schedule 14A of Aspen Technology, Inc. filed November 13, 2000, and incorporated herein by reference.

(22)                          Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 1997, and incorporated herein by reference.

(23)                          Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2002, and incorporated herein by reference.

(24)                          Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration
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

(27)                          Previously filed as an exhibit to the Definitive Proxy Statement on Schedule 14A of Aspen Technology Inc. filed on July 11, 2003 and incorporated herein by reference.

(28)                          Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended December 31, 2003, and incorporated herein by reference.

(29)                          Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended March 31, 2005, and incorporated herein by reference.

(30)                          Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended September 30, 2004, and incorporated herein by reference.

(31)                          Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated June 15, 2005 (filed on June 20, 2005), and incorporated herein by reference.

(32)                          Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended December 31, 2004, and incorporated herein by reference.

(33)                          Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended March 31, 2005, and incorporated herein by reference.

(34)                          Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated May 26, 2005 (filed on June 2, 2005), and incorporated herein by reference.

(35)                          Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated December 21, 2004 (filed on December 23, 2004), and incorporated herein by reference.

(36)                          Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated July 1, 2005 (filed on July 8, 2005), and incorporated herein by reference.

†                                         Confidential treatment requested as to certain portions

*                                         Management contract or compensatory plan

(b) Reports on Form 8-K

On April 7, 2005, we filed a current report on Form 8-K reporting under Item 1.01 that (1) we, together with our subsidiary AspenTech, Inc., entered into amendments to our loan and security agreement and our Export-Import Bank loan and security agreement, each dated as of January 30, 2003, with Silicon Valley Bank, and obtained certain waivers from Silicon Valley Bank relating to these loan agreements, and (2) we entered into an amendment to our non-recourse receivables purchase agreement, dated as of December 31, 2003, with Silicon Valley Bank.

On May 5, 2005, we filed a current report on Form 8-K reporting under Items 2.02 and 9.01 that we had issued a press release announcing our financial results for our fiscal quarter ended March 31, 2005, the third quarter of our fiscal year ended June 30, 2005.

On June 2, 2005 we filed a current report on Form 8-K reporting under Items 1.01, 8.01 and 9.01 that on May 26, 2005, we held our annual meeting of stockholders for 2004, at which our stockholders elected Mark E. Fusco and Gary E. Haroian to serve as Class II directors until our 2007 Annual Meeting of stockholders and approved the adoption of our 2005 stock incentive plan.

On June 20, 2005, we filed a current report on Form 8-K reporting under Items 1.01 and 9.01 that we retired all of the outstanding principal amount of our outstanding convertible debentures, together with interest accrued thereon and entered into the financing transaction described in that current report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: September 13, 2005	By:
/s/ Mark Fusco
Mark Fusco President and Chief Executive Officer
Date: September 13, 2005	By:
/s/ Charles F. Kane
Charles F. Kane Senior Vice President and Chief Financial Officer

We, the undersigned officers and directors of Aspen Technology, Inc., hereby severally constitute and appoint Mark Fusco, Charles F. Kane and Frederic G. Hammond, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K (the “Annual Report”) filed herewith and any and all amendments to the Annual Report and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Aspen Technology, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 13, 2005.

Signature	Title

/s/ Mark Fusco	President and Chief Executive Officer (Principal Executive Officer)
Mark Fusco

/s/ Charles F. Kane	Senior Vice President and Chief Financial Officer (Principal Financial and
Charles F. Kane	Accounting Officer)

/s/ Stephen M. Jennings
Stephen M. Jennings	Chairman of the Board of Directors

/s/ Donald P. Casey
Donald P. Casey	Director

/s/ Gary E. Haroian
Gary E. Haroian	Director

/s/ Douglas A. Kingsley
Douglas A. Kingsley	Director

/s/ Joan C. McArdle
Joan C. McArdle	Director

/s/ Michael Pehl
Michael Pehl	Director

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•      pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•      provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2005, which identified the following material weaknesses in our internal control over financial reporting as of June 30, 2005:

•      Inadequate staffing and ineffective training and communication within the accounting and finance organization.  We did not have (a) a sufficient number of experienced personnel in our accounting and finance organization to provide reasonable assurance that transactions were being recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and (b) training of and communication to employees regarding their duties and control responsibilities within the accounting and finance organization was inadequate to ensure that process and control activities were being carried out appropriately.  These are considered to be deficiencies in the operation of entity-level controls and the ineffectiveness of such controls can have the effect of either increasing or decreasing assets, liabilities, revenue and expenses.

•      Ineffective revenue recognition controls.  We did not have adequate controls to provide reasonable assurance that all elements of contractual arrangements with customers were being recorded in accordance with generally accepted accounting principles.  Specifically, we did not have adequate controls to ensure that (a) non-routine arrangements with customers are documented, (b) documentation of vendor specific objective evidence of services was sufficient, (c) concessions were being granted in situations where contracts were being renewed with customers, (d) reseller arrangements were identified and accounted for properly, (e) commissions to foreign agents or resellers were being recorded in the proper period, and (f) maintenance revenue was valid and recorded accurately.  In addition, reconciliation of revenue-related balance sheet accounts was not performed on a timely basis.  As a result of these identified deficiencies, material revenue-related post-closing adjustments were posted to our books and records and financial statements.  These adjustments, which are reflected in our financial statements as of, and for the year ended, June 30, 2005 (as set forth in Item 8 of this Form 10-K), had the effect of decreasing revenue, accounts receivable and accrued expenses, and increasing deferred revenue.  If we cannot consistently monitor concessions granted to existing customers, the identified deficiencies could jeopardize our ability to justify that we have fixed and determinable fees, which could preclude us from recognizing “upfront” revenue on long-term contracts.

•      Inadequate financial statement preparation and review procedures.  We did not have effective operational controls and procedures that provided reasonable assurance that financial statements could be prepared in accordance with generally accepted accounting principles.  Specifically, we did not have adequate controls and procedures with respect to the (a) review of draft financial statements, (b) supervision of personnel within the accounting and finance organization, (c) identification and recording of new accounts to the general ledger chart of accounts, (d) reconciliation of general ledger account balances to supporting detail, (e) recording and analysis of capitalized software development costs, foreign denominated receivables, bad debt reserves, royalties and other accruals, and (f) documentation of non-routine transactions.  As a result of these identified weaknesses, material post-closing adjustments were posted to our books and records and financial statements.  These adjustments, which are reflected in our financial statements as of, and for the year ended, June 30, 2005 (as set forth in Item 8 of this Form 10-K), caused changes in assets, liabilities, revenues and expenses.

•      Ineffective and inadequate controls over the accounts receivable function.  We did not have effective controls over our accounts receivable function.  Specifically, we did not have adequate controls to (a) determine the creditworthiness of new and existing customers, (b) ensure accurate invoices were being submitted to customers, (c) ensure invoice payments were being recorded timely and accurately in our records, and (d) determine if bad debt reserves were sufficient.  These are both design and operational weaknesses.  As a result of these identified weakenesses, material post-closing adjustments were posted to our books and records and financial statements.  These adjustments, which are reflected in our financial statements as of, and for the year ended, June 30, 2005 (as set forth in Item 8 of this Form 10-K), caused changes in accounts receivable, cash, revenue, and general and administrative expenses.

•      Inadequate controls over the accounting for taxes.  We did not have either design or operational controls over the accounting for income taxes and sales and use taxes that provided reasonable assurance that the relevant tax accounts could be prepared in accordance with generally accepted accounting principles.  As a result of these identified weaknesses, material post-closing adjustments were posted to our books and records and financial statements.  These adjustments, which are reflected in our financial statements as of, and for the year ended, June 30, 2005 (as set forth in Item 8 of this Form 10-K), caused changes to income taxes payable, deferred income tax assets and liabilities, the related income tax provision, and accruals for sales and use tax liabilities.

•      Inadequate controls over bank accounts.  We did not have controls that operated effectively to provide reasonable assurance that cash balances were appropriately reflected on the balance sheet.  Specifically, we did not have adequate controls to ensure that all cash accounts would be included in the financial statements and would be reconciled timely.  As a result of these identified weaknesses, post-closing adjustments were posted to our books and records and financial statements.  These adjustments, which are reflected in our financial statements as of, and for the year ended, June 30, 2005 (as set forth in Item 8 of this Form 10-K), caused changes to cash, accounts receivable, and other income (expense).

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Because of the material weaknesses described above, management believes that, as of June 30, 2005, our internal control over financial reporting was not effective based on those criteria.

If the remedial measures we intend to implement, as described below, are insufficient to address these material weaknesses, our financial statements in future periods may contain material misstatements in the accounts noted above.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on our assessment of our internal control over financial reporting.  This report appears on page F-3.

Remediation

In October 2004, the audit committee of our board of directors began an investigation into the accounting treatment of a number of transactions we entered into with alliance partners and other customers during our fiscal years ended June 30, 2000 through 2002.  Based on a report by the audit committee to our board in connection with the investigations and on a report by Deloitte & Touche LLP, our independent registered public accounting firm, to the audit committee in connection with the preparation of the restated financial statements included in an amendment to our Annual Report on Form 10-K/A filed with the SEC on March 15, 2005, we concluded that as of December 31, 2004, and again as of March 31, 2005, material weaknesses existed in the design and operation of our internal controls over accounting for taxes and financial reporting with respect to software license revenue recognition.  As a result of these material weaknesses, our management implemented a number of remedial measures prior to June 30, 2005.  Among other things, we:

•      hired additional accounts receivable, tax and internal audit personnel, including a Director of Internal Audit and a Director of Tax;

•      implemented a fixed asset accounting and tracking system and completed a physical inventory of all property and equipment;

•      established a cross-functional group to manage and monitor software license arrangements that also involve consulting services, in order to better assess revenue recognition implications;

•      formulated checklists to define revenue recognition criteria and to document related transactional information;

•      implemented a policy requiring quarterly certifications from all of our sales personnel, in order to assist management in detecting issues that may affect revenue recognition and the accuracy of our financial statements;

•      initiated additional training of our sales organization regarding revenue recognition rules and best practices;

•      initiated additional training of all our employees on the standards and expectations set forth in our Code of Conduct and Business Ethics.

While the remedial measures taken prior to June 30, 2005 enhanced our control environment, they were not sufficient in and of themselves, or were not in place for a sufficient period of time, to remediate the internal material weaknesses noted in management’s assessment of the effectiveness of our internal control over financial reporting.   Management therefore has identified the following additional measures that they believe will remedy reduce to less than remote or an inconsequential amount the likelihood of errors resulting from the material weaknesses described above.  We began implementing these measures prior to the filing of the Form 10-K, and we expect to implement the remaining measures during fiscal 2006.

In order to improve our staffing and training and communication within our accounting and finance organization:

•      we have hired additional general ledger personnel, including an Accounts Receivable Manager, and plan to hire an Assistant Controller, a Sales Tax Analyst and additional revenue recognition accounting personnel; and

•      we have begun to consolidate our North American accounting operations into a single shared service center at our Cambridge, Massachusetts headquarters, which will reduce our geographic dispersion and improve management’s oversight of the accounting and finance functions.

In order to improve our revenue recognition controls, we intend to:

•      increase the number of internal personnel and external agencies engaged in the collections process, and pursue all appropriate legal measures, in order to collect on outstanding accounts receivable in a more timely manner;

•      improve our procedures for identifying, approving and recording foreign agent commissions;

•      enhance our procedures for identifying and confirming inventory held by resellers;

•      implement a policy of requiring that each customer provide a written confirmation of acceptance of ongoing maintenance; and

•      increase the frequency of training on revenue recognition accounting for accounting, finance and operations personnel, and expand the scope of such training to include additional finance and operations personnel.

In order to improve our financial statement preparation and review procedures, we intend to:

•      schedule and hold periodic meetings of cross-functional teams to improve communication and provide additional training;

•      enhance our existing monthly closing meetings to include a formal planning and financial review process, and extend attendance at those meetings to a broader group of senior financial management and staff;

•      implement formalized policies and procedures to ensure that accounts, including bank accounts, are identified and added to our general ledger chart of accounts on a timely basis;

•      enhance our existing policies and procedures related to general ledger account reconciliations to ensure all accounts are reconciled timely and accurately, including establishment of a formal escalation method to ensure that senior financial management are notified of accounts that have not been reconciled or that have unreconciled variances;

•      implement formal policies and procedures to ensure that our accounting and analysis of intangible assets, reserves and accruals are adequately supported and documented; and

•      implement procedures for the timely preparation of memoranda to support all non-routine transactions.

In order to improve controls over the accounts receivable function, we intend to:

•      improve the process, procedures and documentation standards for determining the creditworthiness of new and existing customers;

•      implement formal policies and procedures to ensure that accurate invoices are submitted to customers and that all invoices paid by customers are recorded accurately and timely in our records; and

•      improve our bad debt policy to clarify when reserves and write-offs are required, and implement detailed analytical and review procedures designed to assess the proper valuation of our accounts receivable reserves.

In order to improve controls over the accounting for taxes, we intend to:

•      implement formal policies and procedures for determining and documenting income tax and sales tax liabilities and deferred income tax assets and liabilities, as well as for preparing income tax provision calculations; and

•      increase the level of review of all quarterly and annual tax accounts and calculations.

In order to improve controls over bank accounts, we intend to enhance our existing policies and procedures related to the maintenance, accounting and reconciliation of bank accounts.  Among other things, we will require a periodic evaluation of our existing bank accounts to determine if there are accounts that can be closed or consolidated and if bank signatory authorizations have been updated appropriately.

If the remedial measures described above are insufficient to address any of the six identified material weaknesses, our financial statements may contain material misstatements.  Among other things, any unremedied material weakness could result in material post-closing adjustments in future financial statements.  Furthermore, any such unremedied material weakness could have the effects described in “Item 1.  Business—Factors that may affect our operating results and stock price—We have identified six material weaknesses in our internal control over financial reporting as of June 30, 2005 that, if not remedied effectively, could result in material misstatements in our financial statements for future periods.”

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aspen Technology, Inc.:

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. and subsidiaries (the “Company”) as of June 30, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 13, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aspen Technology, Inc.:

Cambridge, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Aspen Technology, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weaknesses have been identified and included in management’s assessment:

1.              Inadequate staffing and ineffective training and communication within the accounting and finance organization.  The Company does not have a sufficient number of experienced personnel in the accounting and finance organization to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles.  In addition, training of and communication to employees regarding their duties and control responsibilities within the accounting and finance organization is inadequate to ensure process and control activities are carried out appropriately.  These weaknesses are considered to be deficiencies in the operation of such entity level controls and the ineffectiveness of such controls can have the effect of either increasing or decreasing assets, liabilities, revenues or expenses.

2.              Ineffective revenue recognition controls.  In order to accurately record revenue, the Company must account for all elements of specific contractual arrangements.  Controls are not operating in a manner to provide reasonable assurance that all the elements of specific contractual arrangements with customers are accounted for in accordance with generally accepted accounting principles.  Specifically, there are not adequate controls to ensure (a) non-routine arrangements with customers are documented; (b) documentation of vendor specific objective evidence of services is sufficient; (c) concessions are being granted in situations where contracts are being renewed with customers; (d) reseller arrangements are identified and accounted for properly; (e) commissions to foreign agents or resellers have been recorded in the proper period; and (f) maintenance revenue is valid and recorded accurately.  In addition, reconciliations of revenue related balance sheet accounts are not performed on a timely basis.  As a result of these identified deficiencies, revenue related material post-closing adjustments have been posted to the Company’s books and records and its financial statements.  These adjustments, which are reflected in the accompanying financial statements for the year ended June 30, 2005, had the effect of decreasing revenue, decreasing accounts receivable, increasing deferred revenue and decreasing accrued expenses.  Such deficiencies could continue to result in post closing adjustments and, if the Company cannot maintain its ability to consistently monitor concessions granted to existing customers, this could jeopardize its ability to justify that it has fixed and determinable fees and will therefore be unable to recognize revenue up front on long-term contracts.

3.              Inadequate financial statement preparation and review procedures.  The Company does not have effective operational procedures and controls that provide reasonable assurance that financial statements can be prepared in accordance with generally accepted accounting principles.  Such ineffective controls and procedures include (a) ineffective review of draft financial statements; (b) lack of supervision of personnel within the accounting and finance organization; (c) ineffective processes to identify and record new accounts to the general ledger chart of accounts; (d) reconciliation of general ledger account balances to supporting detail; (e) ineffective processes to record and analyze capitalized software development costs, foreign denominated receivables, bad debt reserves, royalties and other accruals, and (f) insufficient documentation of non-routine transactions.  As a result of these identified weaknesses, material post-closing adjustments have been posted to the Company’s books and records and its financial statements.  These adjustments, which are reflected in the accompanying financial statements for the year ended June 30, 2005, caused both increases and decreases in assets, liabilities, revenues and expenses.  Such weaknesses could continue to impact the balances in all of the accounts previously mentioned.

4.              Ineffective and inadequate controls over the accounts receivable function.  The Company does not have effective procedures and controls over its accounts receivable function to provide reasonable assurance that (a) new customers are creditworthy and existing customers continue to be creditworthy; (b) accurate invoices are submitted to customers; (c) all invoices paid are recorded timely and accurately in its records; and (d) bad debt reserves are sufficient.  These are both design and operational weaknesses.  As a result of these identified weaknesses, material post-closing adjustments have been posted to the Company’s books and records and its financial statements.  These adjustments, which are reflected in the accompanying financial statements for the year ended June 30, 2005, caused increases or decreases to accounts receivable, cash, accrued expenses, revenue and general and administrative expenses.  Such weaknesses could continue to impact the balances in all of the accounts previously mentioned.

5.              Inadequate controls over the accounting for taxes.  The Company has neither designed nor operated controls over the accounting for income and sales and use taxes that provide reasonable assurance that the relevant tax accounts can be prepared in accordance with generally accepted accounting principles.  As a result of these identified weaknesses, material post-closing adjustments have been posted to the Company’s books and records and its financial statements.  These adjustments, which are reflected in the accompanying financial statements for the year ended June 30, 2005, caused changes to income taxes payable, deferred income tax assets and liabilities, the related income tax provision and accruals for sales tax liabilities.  Such weaknesses could continue to impact the balances in all of the accounts previously mentioned.

6.              Inadequate controls over bank accounts.  The Company does not have controls that have operated effectively to provide reasonable assurance that cash balances are appropriately reflected on the balance sheet.  Specifically, controls have not operated effectively over (a) the timely reconciliation of certain cash accounts; and (b) whether all cash accounts have been included in the financial statements.  As a result of these identified weaknesses, post-closing adjustments have been posted to the Company’s books and records and its financial statements.  These adjustments, which are reflected in the accompanying financial statements for the year ended June 30, 2005, caused changes to cash, accounts receivable, and other income (expense).  Such weaknesses could continue to impact the balances in all of the accounts previously mentioned as well as others.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2005, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2005, of the Company and our report dated September 13, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
September 13, 2005

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2005
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$107,677	$68,149
Accounts receivable, net of allowance for doubtful accounts of $3,697 in 2004 and $4,653 in 2005	50,874	52,254
Unbilled services	15,518	9,826
Current portion of long-term installments receivable, net of unamortized discount of $962 in 2004 and $345 in 2005	25,244	5,355
Deferred tax asset	31	692
Prepaid expenses and other current assets	10,084	11,483
Total current assets	209,428	147,759
Long-term installments receivable, net of unamortized discount of $14,161 in 2004 and $2,846 in 2005	65,527	19,425
Retained interest in sold receivables, net of unamortized discount of $2,941 in 2005	—	16,667
Property and leasehold improvements, at cost:
Building and improvements	1,828	—
Computer equipment	15,074	11,888
Purchased software	30,756	25,683
Furniture and fixtures	7,713	6,907
Leasehold improvements	7,924	6,346
	63,295	50,824
Less—Accumulated depreciation and amortization	44,631	39,436
	18,664	11,388
Computer software development costs, net of accumulated amortization of $29,806 in 2004 and $37,734 in 2005	16,863	17,411
Purchased intellectual property, net of accumulated amortization of $966 in 2004 and $1,531 in 2005	1,295	730
Other intangible assets, net of accumulated amortization of $28,161 in 2004 and $35,339 in 2005	19,571	12,123
Goodwill	14,736	14,729
Deferred tax asset	2,492	1,354
Other assets	3,158	2,656
	$351,734	$244,242
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term obligations	$58,595	$1,042
Accounts payable	7,689	5,086
Accrued expenses	75,426	79,321
Unearned revenue	18,051	23,480
Deferred revenue	33,462	34,854
Deferred tax liability	325	—
Total current liabilities	193,548	143,783
Long-term obligations, less current portion	1,952	338
Deferred revenue, less current portion	5,363	2,093
Deferred tax liability	4,220	2,760
Other liabilities	11,527	23,143

Commitments and contingencies (Notes 10, 11, 12 and 13)	—	—

Series D redeemable convertible preferred stock, $0.10 par value—
Authorized—367,000 shares in 2004 and 2005
Issued and outstanding—363,364 shares in 2004 and 2005 (Liquidation preference of $140,381 as of June 30, 2005)	106,761	121,210

Stockholders’ equity (deficit):
Common stock, $0.10 par value— Authorized—120,000,000 shares Issued—41,716,887 shares in 2004 and 43,299,816 shares in 2005 Outstanding—41,483,423 shares in 2004 and 43,066,352 shares in 2005	4,173	4,330
Additional paid-in capital	338,804	345,278
Accumulated deficit	(314,906)	(398,727)
Accumulated other comprehensive income	805	547
Treasury stock, at cost — 233,464 shares of common stock in 2004 and 2005	(513)	(513)
Total stockholders’ equity (deficit)	28,363	(49,085)

	$351,734	$244,242

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2003	2004	2005
	(In thousands, except per share data)
Revenues:
Software licenses	$162,354	$158,661	$129,233
Service and other	184,102	174,335	140,334
Total revenues	346,456	332,996	269,567
Cost of revenues:
Cost of software licenses	13,916	15,577	16,864
Cost of service and other	106,868	99,183	82,638
Amortization of technology related intangible assets	8,219	7,270	7,112
Impairment of technology related intangible and computer software development assets	8,704	3,250	—
Total cost of revenues	137,707	125,280	106,614

Gross profit	208,749	207,716	162,953

Operating costs:
Selling and marketing	105,879	100,028	96,187
Research and development	65,143	58,955	47,236
General and administrative	29,644	32,727	49,175
Long-lived asset impairment charges	105,543	967	—
Restructuring charges and FTC legal costs	41,080	20,085	24,907
Loss (gain) on sales and disposals of assets	(52)	(879)	13,635
Total operating costs	347,237	211,883	231,140

Income (loss) from operations	(138,488)	(4,167)	(68,187)

Interest income	8,191	7,296	6,168
Interest expense	(7,132)	(4,940)	(4,195)
Foreign currency exchange gain (loss)	(195)	252	618
Income (loss) before provision for income taxes and equity in earnings from joint ventures	(137,624)	(1,559)	(65,596)
Provision for income taxes	(1,076)	(19,896)	(3,776)
Equity in earnings (losses) from joint ventures	(514)	(351)	—
Net income (loss)	(139,214)	(21,806)	(69,372)
Accretion of preferred stock discount and dividend	(9,184)	(6,358)	(14,450)
Net income (loss) attributable to common shareholders	$(148,398)	$(28,164)	$(83,822)
Basic and diluted net income (loss) per share attributable to common shareholders	$(3.86)	$(0.69)	$(1.98)
Basic and diluted weighted average shares outstanding	38,476	40,575	42,381

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

	Series B Convertible Preferred Stock		Common Stock				Accumulated
				$0.10	Additional		Other	Treasury Stock		Stockholders’	Total
	Number of Shares	Carrying Value	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Number of Shares	Cost	Equity (Deficit)	Comprehensive Income (Loss)
	(In thousands, except share data)

Balance, June 30, 2002	60,000	$50,753	37,731,183	$3,773	$310,039	$(138,344)	$(2,682)	230,430	$(502)	$223,037
Issuance of common stock under employee stock purchase plans	—	—	759,771	76	3,217	—	—	—	—	3,293
Exercise of stock options	—	—	56,934	6	144	—	—	—	—	150
Issuance of common stock in settlement of Series B convertible preferred stock dividend	—	—	731,380	74	(74)	—	—	—	—	—
Accrual of Series B convertible preferred stock dividend	—	—	—	—	2,400	(2,400)	—	—	—	—
Accretion of discount on Series B convertible preferred stock	—	6,784	—	—	—	(6,784)	—	—	—	—
Modification of Series B convertible preferred stock	(60,000)	(57,537)	—	—	—	—	—	—	—	(57,537)
Reacquisition of common shares issued to CPU	—	—	—	—	—	—	—	3,034	(11)	(11)
Translation adjustment, not tax effected	—	—	—	—	—	—	1,364	—	—	1,364	$1,364
Unrealized market gain on investments, net of tax effect	—	—	—	—	—	—	(127)	—	—	(127)	(127)
Net loss	—	—	—	—	—	(139,214)	—	—	—	(139,214)	(139,214)
Comprehensive loss for the year ended June 30, 2003											$(137,977)
Balance, June 30, 2003	—	—	39,279,268	3,929	315,726	(286,742)	(1,445)	233,464	(513)	30,955
Issuance of common stock under employee stock purchase plans	—	—	976,960	98	2,924	—	—	—	—	3,022
Exercise of stock options	—	—	1,321,997	132	3,989	—	—	—	—	4,121
Exercise of warrant to purchase common stock	—	—	17,922	2	(2)	—	—	—	—	—
Issuance of common stock in settlement of Series B redeemable convertible preferred stock dividend	—	—	120,740	12	(12)	—	—	—	—	—
Accrual of Series B redeemable convertible preferred stock dividend	—	—	—	—	296	(296)	—	—	—	—
Accretion of discount on Series B redeemable convertible preferred stock	—	—	—	—	—	(643)	—	—	—	(643)
Payment of dividend on Series B redeemable convertible preferred stock	—	—	—	—	(296)	—	—	—	—	(296)
Gain on retirement of Series B redeemable preferred stock	—	—	—	—	—	6,452	—	—	—	6,452
Record value of warrants issued in conjunction with the issuance of Series D redeemable convertible preferred stock	—	—	—	—	16,179	—	—	—	—	16,179
Accrual of Series D redeemable convertible preferred stock dividend	—	—	—	—	—	(8,690)	—	—	—	(8,690)
Accretion of discount on Series D redeemable convertible preferred stock	—	—	—	—	—	(3,181)	—	—	—	(3,181)
Translation adjustment, not tax effected	—	—	—	—	—	—	2,250	—	—	2,250	$2,250
Net loss	—	—	—	—	—	(21,806)	—	—	—	(21,806)	(21,806)
Comprehensive loss for the year ended June 30, 2004											$(19,556)
Balance, June 30, 2004	—	—	41,716,887	4,173	338,804	(314,906)	805	233,464	(513)	28,363
Issuance of common stock under employee stock purchase plans	—	—	315,751	31	1,822	—	—	—	—	1,853
Exercise of stock options	—	—	1,267,178	126	3,481	—	—	—	—	3,607
Stock compensation – modification of stock options	—	—	—	—	1,171	—	—	—	—	1,171
Accrual of Series D redeemable convertible preferred stock dividend	—	—	—	—	—	(10,691)	—	—	—	(10,691)
Accretion of discount on Series D redeemable convertible preferred stock	—	—	—	—	—	(3,758)	—	—	—	(3,758)
Translation adjustment, not tax effected	—	—	—	—	—	—	(258)	—	—	(258)	$(258)
Net loss	—	—	—	—	—	(69,372)	—	—	—	(69,372)	(69,372)
Comprehensive loss for the year ended June 30, 2005											$(69,630)
Balance, June 30, 2005	—	$—	43,299,816	$4,330	$345,278	$(398,727)	$547	233,464	$(513)	$(49,085)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2003	2004	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(139,214)	$(21,806)	$(69,372)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,480	26,959	24,987
Loss on securitization of installments receivable	—	—	13,906
Stock compensation — modification of stock options	—	—	1,171
Asset impairment charges and write-offs under restructuring charges	112,897	6,018	1,190
(Gain) loss on the disposal of property	288	(170)	(271)
Gain on repurchase of convertible debt	—	(299)	—
Deferred income taxes	30	4,204	(1,276)
Research and development costs subject to common stock settlement	1,082	—	—
Changes in assets and liabilities:
Accounts receivable	19,159	26,881	(1,205)
Unbilled services	16,714	604	5,704
Prepaid expenses and other current assets	7,658	3,457	(1,422)
Long-term installments receivable	(5,753)	15,233	39,394
Accounts payable and accrued expenses	(10,240)	4,179	(1,878)
Unearned revenue	(12,984)	(10,424)	5,431
Deferred revenue	(2,689)	(9,418)	(2,122)
Other liabilities	3,815	(4,482)	11,651
Net cash provided by operating activities	22,243	40,936	25,888

Cash flows from investing activities:
Purchase of property and leasehold improvements	(5,235)	(2,711)	(5,160)
Proceeds from sale of property	—	1,096	1,954
Capitalized computer software development costs	(7,661)	(8,247)	(8,545)
(Increase) decrease in other assets	1,135	2,432	(59)
Decrease in short-term investments	18,535	—	—
Cash used in the purchase of businesses, net of cash acquired	—	(200)	—
Net cash provided by (used in) investing activities	6,774	(7,630)	(11,810)

Cash flows from financing activities:
Issuance of Series D redeemable convertible preferred stock and common stock warrants, net of issuance costs	—	89,341	—
Retirement of Series B redeemable convertible preferred stock	—	(30,000)	—
Payment of Series B redeemable convertible preferred stock dividend	—	(296)	—
Payment of amounts owed to Accenture	(8,433)	(10,068)	—
Issuance of common stock under employee stock purchase plans	3,293	3,022	1,853
Exercise of stock options and warrants	150	4,121	3,607
Payments of long-term debt and capital lease obligations	(6,603)	(4,733)	(2,436)
Repurchase of convertible debt	—	(29,196)	(56,745)
Net cash provided by (used in) financing activities	(11,593)	22,191	(53,721)

Effect of exchange rate changes on cash and cash equivalents	572	613	115
Increase (decrease) in cash and cash equivalents	17,996	56,110	(39,528)
Cash and cash equivalents, beginning of year	33,571	51,567	107,677
Cash and cash equivalents, end of year	$51,567	$107,677	$68,149
Supplemental disclosure of cash flow information:
Income taxes paid	$1,695	$6,569	$2,700
Interest paid	$5,902	$5,967	$4,116
Supplemental disclosure of non-cash financing activities:
Accretion of discount on Series D redeemable convertible preferred stock	$—	$3,181	$3,758
Modification of Series B convertible preferred stock to Series B redeemable convertible preferred stock	$57,537	$—	$—
Issuance of common stock in settlement of Series B convertible preferred stock dividend	$2,662	$598	$—
Supplemental disclosure of cash flows related to acquisitions:
The Company acquired certain companies as described in Note 4. These acquisitions are summarized as follows:
Fair value of assets acquired, excluding cash	$3,027	$525	$—
Payments in connection with the acquisitions, net of cash acquired	—	(200)	—
Liabilities assumed	$3,027	$325	$—

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

Aspen Technology, Inc. (the Company) and its subsidiaries are a leading supplier of integrated software and services to the process industries, which consist of oil and gas, petroleum, chemicals, pharmaceutical and other industries that manufacture and produce products from a chemical process. The Company develops software to design, operate, manage and optimize its customers’ key business processes.

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

(c) Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.  Cash and cash equivalents as of June 30, 2004 and 2005 were as follows (in thousands):

	June 30, 2004		June 30, 2005
Description	Total Market Value	Total Amortized Cost	Total Market Value	Total Amortized Cost
Cash and cash equivalents	$75,498	$75,498	$57,127	$57,127
Money market funds	32,179	32,179	11,022	11,022
Total cash and cash equivalents	$107,677	$107,677	$68,149	$68,149

(d) Derivative Instruments and Hedging

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 138, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures have historically resulted from portions of the Company’s installments receivable that are denominated in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen, Canadian Dollar and the British Pound Sterling.  In addition, the Company incurred a potential exposure as part of the June 2005 securitization of installments receivable, in that the Company is obligated to cover the exposure in the installments receivable that were transferred to its subsidiary, resulting from changes in foreign currency exchange rates.

The foreign exchange contracts are entered into to hedge recorded installments receivable, both held and securitized, made in the normal course of business, and accordingly are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies.

The Company’s obligation to cover the potential exposure in the securitized installments receivable represents an embedded derivative.  The Company calculates the value of this obligation at each balance sheet date, and if the value of the obligation represents an obligation, the fair value is recorded as a liability.  To the extent that valuation of this obligation represents an asset to the Company, no entry is recorded.  As of June 30, 2005, the value of this embedded derivative represented an asset to the Company, and as such, no entry was recorded.

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

At June 30, 2005, the Company had effectively hedged $23.0 million of installments receivable and accounts receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than to hedge foreign currency risk. The gross value of the held and securitized long-term installments receivable that were denominated in foreign currency was $21.7 million at June 30, 2004 and $28.5 million at June 30, 2005. The installments receivable as of June 2005 mature at various times through December 2010. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain accounts and installments receivable and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. During fiscal 2003, 2004 and 2005 the net gain recognized in the consolidated statements of operations was not material. A small portion of the forward foreign currency exchange contract is designated to hedge the future interest income of the related receivables. The ineffective portion of a derivative’s change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge. During fiscal 2003, 2004 and 2005, net loss deferred in other comprehensive income was not material.

The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of June 30, 2005. The information is provided in U.S. dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates:

Currency	Notional Amount	Estimated Fair Value*	Average Contract Rate
	(In thousands)
Euro	$13,744	$13,050	0.79
Japanese Yen	3,183	3,048	106.01
Canadian Dollar	2,848	2,857	1.24
British Pound Sterling	2,267	2,054	0.54
Swiss Franc	977	947	1.23
Total	$23,019	$21,956

Payments on the hedged receivables due during fiscal 2006 equal $9.7 million.

*                                         The estimated fair value is based on the estimated amount at which the contracts could be settled based on the forward rates as of June 30, 2005. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company’s banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

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

Depreciation expense was $16.4 million, $13.1 million and $9.8 million for the years ended June 30, 2003, 2004 and 2005, respectively.

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

Service revenues from fixed-price contracts are recognized using the proportional performance method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount thereof is provided currently. Service revenues from time and expense contracts and consulting and training revenue are recognized as the related services are performed. Services that have been performed but for which billings have not been made are recorded as unbilled services, and billings that have been recorded before the services have been performed are recorded as unearned revenue in the accompanying consolidated balance sheets. In accordance with the Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred,” reimbursement received for out-of-pocket expenses is recorded as revenue and not as a reduction of expenses.

(g) Computer Software Development Costs

Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed,” the Company defines the establishment of technological feasibility as the completion of a detail program design. Amortization of capitalized computer software development costs is provided on a product-by-product basis using the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations was approximately $5.1 million, $6.5 million and $8.0 in fiscal 2003, 2004 and 2005, respectively. During the years ended June 30, 2003 and 2004, the Company recorded impairment charges associated with the capitalized computer software development costs of certain products, totaling $2.9 million and $3.3 million, respectively (see Note 2(m)).

(h) Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation.”  The determination of functional currency is based on the subsidiaries’ relative financial and operational independence from the Company. Foreign currency exchange gains or losses for certain wholly owned subsidiaries are credited or charged to the accompanying consolidated statements of operations since the functional currency of the subsidiaries is the U.S. dollar. Foreign currency transaction gains or losses are credited or charged to the accompanying consolidated statements of operations as incurred. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to the accumulated other comprehensive income (loss) account, included in stockholders’ equity in the accompanying consolidated balance sheets.

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

	Years Ended June 30,
	2003	2004	2005
Net income (loss) attributable to common shareholders	$(148,398)	$(28,164)	$(83,822)

Basic weighted average common shares outstanding	38,476	40,575	42,381
Weighted average potential common shares	—	—	—
Diluted weighted average shares outstanding	38,476	40,575	42,381

Basic net income (loss) per share attributable to common shareholders	$(3.86)	$(0.69)	$(1.98)
Diluted net income (loss) per share attributable to common shareholders	$(3.86)	$(0.69)	$(1.98)

The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Years Ended June 30,
	2003	2004	2005
Convertible preferred stock	3,135	36,336	36,336
Options and warrants	9,965	21,457	20,129
Convertible debt	1,628	1,071	—
Obligation subject to common stock settlement	1,159	—	—
Preferred stock dividend, to be settled in common stock	121	1,197	3,727
Total	16,008	60,061	60,192

(j) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, accounts receivable and installments receivable. The Company places its cash and cash equivalents and investments in highly rated institutions. Concentration of credit risk with respect to receivables is limited to certain customers (end users and distributors) to which the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers, hedges specific foreign installments receivable and routinely sells its installments receivable to financial institutions with limited recourse and without recourse. As a result, the Company believes that the accounts and installments receivable credit risk exposure is limited. As of June 30, 2004 and 2005, the Company had no customers that represented 10% of total accounts and installments receivable.

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

(l) Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, installments receivable, and foreign exchange contracts. The estimated fair value of these financial instruments approximates their carrying value and, except for accounts receivable and installments receivable, is based primarily on market quotes.

(m) Intangible Assets, Goodwill and Impairment of Long-Lived Assets

Intangible assets subject to amortization consist of the following at June 30, 2004 and 2005 (in thousands):

		June 30, 2004		June 30, 2005
Asset Class	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	3-5 years	$44,737	$25,434	$44,467	$32,428
Uncompleted contracts	4 years	2,005	1,888	2,005	1,988
Trade name	10 years	758	644	758	720
Other	3-12 years	232	195	232	203
		$47,732	$28,161	$47,462	$35,339

Aggregate amortization expense for intangible assets subject to amortization was $7.4 million, $7.6 million and $7.3 million for the years ended June 30, 2003, 2004 and 2005, respectively, and is expected to be $7.1 million, $5.0 million and none in each of the next three fiscal years, respectively.

The changes in the carrying amount of the goodwill by reporting unit for the years ended June 30, 2004 and 2005 were as follows (in thousands):

	Reporting Unit
Asset Class	License	Consulting Services	Maintenance and Training	Total
Carrying amount as of June 30, 2003	$2,358	$147	$11,828	$14,333
Goodwill acquired during fiscal 2004	—	366	—	366
Effect of exchange rates used for translation	6	—	31	37
Carrying amount as of June 30, 2004	2,364	513	11,859	14,736
Effect of exchange rates used for translation	(1)	—	(6)	(7)
Carrying amount as of June 30, 2005	$2,363	$513	$11,853	$14,729

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

•                  There was a significant decline in the fair market value of the Company’s common stock and thus its market capitalization. The Company’s market capitalization was approximately $260 million on July 1, 2002. By December 31, 2002, the market capitalization had decreased to a low of approximately $108 million. In addition, during this six month period the Company’s market capitalization reached a low of approximately $22 million on October 11, 2002.

An independent third party valued the Company’s three reporting units: license, consulting services, and maintenance and training. The valuation was based on an income approach, using a five-year present value calculation of income, and a market approach, using comparable company valuations. Based on this analysis, it was determined that the full values of the goodwill associated with the license reporting unit and consulting services reporting unit were impaired. This resulted in a $74.2 million aggregate impairment charge included on the accompanying consolidated statement of operations as long-lived asset impairment charges. It was also determined that the fair value of the maintenance and training reporting unit exceeded its carrying value, resulting in no impairment of its goodwill. At December 31, 2003 and 2004, the Company conducted its annual impairment test and determined that goodwill was not impaired. The Company’s next annual impairment test will occur on December 31, 2005.

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

Fiscal 2004  During the fourth quarter of fiscal 2004, the Company completed a comprehensive review of its product offerings, in an effort to reduce duplicative efforts and cut costs. As a result, management decided to discontinue development of certain products, which resulted in an impairment of technology related intangible and computer software development assets of $3.3 million, related to the impairment of certain computer software development costs. These products were considered part of the next-generation manufacturing/supply chain products. Management’s decision was based on concerns about the future revenue projections for these products, and the assessment of costs remaining to bring these products to market.

During the fourth quarter of fiscal 2004, the Company recorded long-lived asset impairment charges of $1.0 million. This was partially due to management’s decision, as part of the Company’s June 2004 cost-cutting initiatives that resulted in the June 2004 restructuring plan, to discontinue certain internal capital projects that had previously been put on hold. In addition, certain fixed assets that supported research and development efforts were considered impaired as a result of the consolidation decisions made in the fourth quarter product offering review.

Fiscal 2003  Concurrent with the restructuring plan and goodwill impairment test that was initiated in October 2002, as discussed previously, the Company cancelled certain internal capital projects and discontinued development and support for certain non-critical products, resulting in the evaluation of the realizibility of long-lived assets and the recording of an impairment charge related to various long-lived assets. The Company recorded an impairment of technology related intangible and computer software development assets of $8.7 million, and long-lived asset impairment charges of $31.4 million. The impairment of technology related intangible and computer software development assets consisted of computer software development costs and intangible assets that were considered to be impaired because they will either no longer be used or their carrying values were in excess of their fair values. The assets that will no longer be used were identified by management’s decisions to discontinue future development efforts associated with certain products. The carrying values of the remaining assets were compared to the fair values of those assets resulting in an impairment. The fair values were determined by forecasting the future net cash flows associated with the products.

The long-lived asset impairment charges primarily consisted of a $23.6 million charge related to the intellectual property purchased from Accenture in February 2002. The fair value of this asset was determined by forecasting the future net cash flows associated with the asset and then was compared to its carrying value. This intellectual property is used primarily in the development of manufacturing/supply chain software products, within the license line of business. The revenue expectations for the manufacturing/supply chain product line were significantly reduced by management, which prompted the review for impairment. The remaining $7.8 million charge consisted of fixed assets and internal capital projects that were considered to be impaired because they will either no longer be used or their carrying values were in excess of their fair values. The assets that will no longer be used were identified by management’s decisions to discontinue future development efforts associated with certain products. The carrying values of the remaining assets were compared to the fair values of those assets resulting in an impairment. The fair values were determined by forecasting the future net cash flows associated with the products.

(n) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is disclosed in the accompanying consolidated statements of stockholders’ equity and comprehensive income (loss). The components of accumulated other comprehensive income (loss) as of June 30, 2004 and 2005 are made up of cumulative translation adjustments.

(o) Fair Value of Stock Options

The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase plans, which are described more fully in Note 8. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. No material stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	2003	2004	2005
Net income (loss) attributable to common shareholders (in thousands)
—As reported	$(148,398)	$(28,164)	$(83,822)
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(14,566)	(15,246)	(8,991)
Add: Stock-based compensation expense included in reported net income	—	—	1,171
Pro forma	$(162,964)	$(43,410)	$(91,642)
Net income (loss) attributable to common shareholders per share
—Basic and diluted—
As reported	$(3.86)	$(0.69)	$(1.98)
Pro forma	(4.24)	(1.07)	(2.16)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	2003	2004	2005
Risk free interest rates	2.78-4.15%	3.27-3.50%	3.49-4.17%
Expected dividend yield	None	None	None
Expected life	5 Years	5-7 Years	5 Years
Expected volatility	125%	99%	100%
Weighted average fair value per option	$2.63	$2.51	$4.74

The fair value of the shares issued under the employee stock purchase plan is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	2003	2004	2005
Risk free interest rates	1.16 – 1.64%	3.49-3.50%	3.49-4.17%
Expected dividend yield	None	None	None
Expected life	6 months	6 months	6 months
Expected volatility	125%	99%	100%
Weighted average fair value per option	$0.96	$4.46	$1.96

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

Income taxes are provided on undistributed earnings of foreign subsidiaries where such earnings are expected to be remitted to the U.S. parent company. The Company determines annually the amount of unremitted earnings of foreign subsidiaries to invest indefinitely in its non-U.S. operations. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, which are considered permanently invested, are not material to the Company’s consolidated financial position or results of operations.

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

(r) Advertising costs

The Company charges advertising costs to expense as the costs are incurred. The Company recorded advertising expenses of $14.1 million, $4.0 million and $7.3 million during the years ended June 30, 2003, 2004 and 2005, respectively. As of June 30, 2004 and 2005, the Company had $0.8 million and no prepaid advertising on the accompanying consolidated balance sheets.

(s) Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the Company’s first annual reporting period that begins after June 15, 2005. The Company expects to adopt SFAS No. 123R using the Statement’s modified prospective application method. Adoption of SFAS No. 123R is expected to increase stock compensation expense. Assuming the continuation of current programs, the Company’s preliminary estimate is that additional stock compensation expense for fiscal 2006 will be in the range of $5 million to $6 million. In addition, SFAS No. 123R requires that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.

(3) Restructuring Charges and FTC Legal Costs

Restructuring charges and FTC legal costs consist of the following (in thousands):

	Years ended June 30,
	2003	2004	2005
Restructuring charges	$28,122	$15,193	$25,065
FTC legal costs	12,958	4,892	(158)
	$41,080	$20,085	$24,907

During fiscal 2005, the Company recorded $24.9 million in restructuring charges and legal costs related to the challenge by the Federal Trade Commission (FTC) to the Compay’s acquisition of Hyprotech.  Of this amount, $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004, $3.8 million related to the May 2005 restructuring charge, $0.4 million related to the accretion of discounted restructuring accruals, and $6.5 million related to adjustments to prior restructuring accruals, all offset by $0.2 million reduction in legal cost estimates related to the FTC’s challenge of the Company’s acquisition of Hyprotech.

(a) Fiscal 2005 Restructuring Plan

In May 2005, the Company initiated a plan to consolidate several corporate functions and to reduce its operating expenses.  The plan to reduce operating expenses primarily resulted in headcount reductions, and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million, recorded in the fourth quarter of fiscal 2005.

As of June 30, 2005, there was $2.5 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the year ended June 30, 2005, the following activity was recorded (in thousands):

Fiscal 2005 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Contract Termination Costs	Total
Restructuring charge	$84	$3,465	$300	$3,849
Fiscal 2005 payments	—	(1,005)	(300)	(1,305)
Accrued expenses, June 30, 2005	$84	$2,460	$—	$2,544
Expected final payment date	May 2007	July 2006

Closure/consolidation of facilities:  Approximately $0.1 million of the restructuring charge related to the termination of a facility lease. The facility lease had a remaining term of two years. The amount accrued is an estimate of the remaining obligation under the lease, reduced by expected income from the sublease of the underlying properties.

Employee severance, benefits and related costs:  Approximately $3.4 million of the restructuring charge related to the reduction in headcount. Approximately 130 employees, or 10% of the workforce, were eliminated under the restructuring plan. The employees were primarily located in North America and Europe. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

Contract termination costs:  Approximately $0.3 million of the restructuring charge related to charges associated with the termination of a contract for a future user conference.  The contract was terminated in June 2005.

(b) Fiscal 2004 Restructuring Plan

In June 2004, the Company initiated a plan to reduce its operating expenses in order to better align its operating cost structure with the current economic environment and to improve operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004.  During the year ended June 30, 2005, the Company recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004.  In addition, the Company recorded $0.4 million in restructuring charges related to the accretion of the discounted restructuring accrual and a $0.8 million decrease to the accrual related to changes in estimates of severance benefits and sub lease terms.

As of June 30, 2005, there was $8.7 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the year ended June 30, 2005, the following activity was recorded (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Asset Impairments	Total
Restructuring charge	$20,484	$1,191	$1,776	$23,451
Fiscal 2004 payments	(8,435)	(280)	—	(8,715)
Impairment of assets	—	—	(1,776)	(1,776)
Accrued expenses, June 30, 2004	12,049	911	—	12,960
Restructuring charge	9,132	4,349	968	14,449
Impairment of assets	—	—	(968)	(968)
Fiscal 2005 payments	(12,915)	(4,534)	—	(17,449)
Restructuring charge — Accretion	446	3	—	449
Change in estimate—Revised assumptions	(287)	(497)	—	(784)
Accrued expenses, June 30, 2005	$8,425	$232	$—	$8,657
Expected final payment date	September 2012	December 2006

Closure/consolidation of facilities:  Approximately $20.5 million and $9.1 million of the fiscal 2004 and 2005 restructuring charges, respectively, related to the termination of facility leases and other lease related costs.  The costs recorded in fiscal 2005 related to termination activities did not qualify for accrual as of June 30, 2004.  The facility leases had remaining terms ranging from several months to eight years. The amount accrued is an estimate of the remaining obligation under the lease or actual costs to buy-out leases, reduced by expected income from the sublease of the underlying properties.

Employee severance, benefits and related costs:  Approximately $1.2 million and $4.4 million of the fiscal 2004 and 2005 restructuring charges, respectively, related to the reduction in headcount. In the aggregate, approximately 147 employees, or 9% of the workforce, were eliminated under the restructuring plan implemented by management. The fiscal 2005 restructuring charge related to employees had not been notified in a manner that would allow for accrual as of June 30, 2004. Such notification occurred in the quarter ended September 30, 2004.  A majority of the employees were located in North America, although Europe was affected as well. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

Impairment of assets:  Approximately $1.8 million and $1.0 million of the fiscal 2004 and 2005 restructuring charges, respectively, related to charges associated with the impairment of fixed assets associated with the closed and consolidated facilities. These assets were reviewed for impairment in accordance with SFAS No. 144, and were considered to be impaired because their carrying values were in excess of their fair values.

(c) Fiscal 2003 Restructuring Plan

During fiscal 2003, the Company recorded $41.1 million in net restructuring charges and FTC legal costs. Of this amount, $28.1 million is associated with an October 2002 restructuring plan, and $13.0 million is legal costs related to the FTC’s challenge of the Company’s acquisition of Hyprotech.

In October 2002, management initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, the Company revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which had been affected the most by the current economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.1 million. During fiscal 2004, the Company recorded a $4.9 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance benefit obligations.  During fiscal 2005, the Company recorded a $6.9 million increase to the accrual primarily due to a change in the estimate of the facility vacancy term, extending to the term of the lease.

As of June 30, 2005, there was $11.9 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. The components of the restructuring plan are as follows (in thousands):

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Restructuring charge	$17,347	$10,028	$714	$28,089
Additional impairment of assets	—	—	866	866
Fiscal 2003 payments	(3,548)	(7,297)	—	(10,845)
Accrued expenses, June 30, 2003	13,799	2,731	1,580	18,110
Fiscal 2004 payments	(2,567)	(2,170)	(770)	(5,507)
Change in estimate—Revised assumptions	(4,507)	(269)	(134)	(4,910)
Accrued expenses, June 30, 2004	6,725	292	676	7,693
Fiscal 2005 payments	(2,213)	(63)	(403)	(2,679)
Change in estimate—Revised assumptions	7,186	(69)	(195)	6,922
Accrued expenses, June 30, 2005	$11,698	$160	$78	$11,936
Expected final payment date	September 2012	Dec 2005	Jan 2006

Closure/consolidation of facilities:  Approximately $17.4 million of the restructuring charge related to the termination of facility leases and other lease related costs. Of this amount, approximately $8.7 million was recorded in the three months ended December 31, 2002 and approximately $8.7 million was recorded as a result of the June 2003 increase to the accrual. The facility leases had remaining terms ranging from several months to eight years. The amount accrued is an estimate of the remaining obligation under the lease or actual costs to buy-out leases, reduced by expected income from the sublease of the underlying properties. The June 2003 increase to the accrual is primarily due to revised estimates related to sublease assumptions, as actual sublease rates have been significantly less than originally estimated and the Company has experienced delays contracting with sub-lessors. The revisions to the accrual that occurred in fiscal 2004 relate to revisions made to sublease assumptions and to the buyout of a remaining lease obligation and the revisions to the accrual that occurred in fiscal 2005 relate to revised estimates with respect to the facility vacancy term.

Employee severance, benefits and related costs:  Approximately $10.0 million of the restructuring charge related to the reduction in headcount. Of this amount, approximately $8.2 million was recorded in the three months ended December 31, 2002 and approximately $1.8 million was recorded as a result of the June 2003 increase to the accrual. Approximately 400 employees, or 20% of the workforce, were eliminated under the restructuring plan implemented by management. All geographic regions and business units were affected, including services, sales and marketing, research and development, and general and administrative. The revisions to the accrual that occurred in fiscal 2004 relate to revisions of estimates of severance terms and benefit levels.

Impairment of assets and disposition costs:  Approximately $0.7 million of the restructuring charge related to charges associated disposing of certain products and assets. This consisted of costs related to preparing certain development groups for divestment or closure, offset by a gain related to the cancellation of a note payable to a European government. The note payable was related to the research and development group that was divested as part of the restructuring plan. The revisions to the accrual that occurred in fiscal 2004 relate to changes in estimates of ongoing costs of disposal activities.

(d) Fiscal 2002 Restructuring Plan

In the fourth quarter of fiscal 2002, management initiated a plan to reduce operating expenses and to restructure operations around the Company’s two primary product lines, engineering software and manufacturing/supply chain software. The Company reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $13.2 million. During fiscal 2004, the Company recorded a $1.5 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations.  During fiscal 2005, the Company recorded a $0.2 million increase to the accrual due to changes in estimates of sublease assumptions and severance settlements.

As of June 30, 2005, there was $0.9 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. The components of the restructuring plan are as follows (in thousands):

Fiscal 2002 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Restructuring charge	$4,901	$8,285	$13,186
Fiscal 2002 payments	—	(1,849)	(1,849)
Accrued expenses, June 30, 2002	4,901	6,436	11,337
Fiscal 2003 payments	(695)	(4,748)	(5,443)
Accrued expenses, June 30, 2003	4,206	1,688	5,894
Fiscal 2004 payments	(1,302)	(1,060)	(2,362)
Change in estimate—Revised assumptions	(1,221)	(320)	(1,541)
Accrued expenses, June 30, 2004	1,683	308	1,991
Fiscal 2005 payments	(994)	(284)	(1,278)
Change in estimate—Revised assumptions	93	87	180
Accrued expenses, June 30, 2005	$782	$111	$893
Expected final payment date	September 2012	December 2005

Closure/consolidation of facilities:  Approximately $4.9 million of the restructuring charge related to the termination of facility leases and other lease-related costs. The facility leases had remaining terms ranging from several months to nine years. The amount accrued is an estimate of the actual costs to buy-out leases or to sublease the underlying properties. The revisions to the accrual that occurred in fiscal 2004 relate to revisions made to sublease assumptions, as actual sublease rates have been significantly less than originally estimated and the Company has experienced delays contracting with sub-lessors, and to the buyout of a remaining lease obligation.

Employee severance, benefits and related costs:  Approximately $8.3 million of the restructuring charge related to the reduction in headcount. Approximately 200 employees, or 10% of the workforce, were eliminated under the changes to the business plan implemented by management. Business units impacted included sales and marketing, services, research and development, and general and administrative, across all geographic areas. The revisions to the accrual that occurred in fiscal 2004 relate to revisions of estimates of severance terms and benefit levels.

Write-off of assets:  Approximately $1.2 million of the restructuring charge related to the write-off of prepaid royalties related to third-party software products that the Company will no longer support and sell.

(f) Fiscal 1999 Restructuring Plan

In the fourth quarter of fiscal 1999, the Company experienced a significant slow down in certain of its businesses due to difficulties that customers in its core vertical markets of refining, chemicals and petrochemicals were experiencing. These markets were experiencing a significant decrease in pricing for their products, which significantly reduced their revenues and related cash inflows. In turn, these companies began to reduce their capital spending and lengthened the evaluation and decision-making cycle for purchases. The impact of this on the Company was dramatic, lowering license revenues from expected levels by a significant amount. Based on these reduced revenues, Company management made significant changes to the business plan, resulting in a restructuring plan. The restructuring plan resulted in a pre-tax restructuring charge totaling $17.9 million.  During fiscal 2004, the Company recorded a $0.4 million decrease to the accrual related to revised assumptions associated with lease exit costs.

As of June 30, 2005, there was no balance remaining in accrued expenses relating to the restructuring. The components of the restructuring plan are as follows (in thousands):

Fiscal 1999 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Write-off of Assets	Other	Total
Restructuring and other charges	$10,224	$4,324	$3,060	$259	$17,867
Write-off of assets, and other	(5,440)	—	(3,060)	(101)	(8,601)
Fiscal 1999 payments	(24)	(2,386)	—	(57)	(2,467)
Accrued expenses, June 30, 1999	4,760	1,938	—	101	6,799
Fiscal 2000 payments	(1,408)	(1,462)	—	(97)	(2,967)
Accrued expenses, June 30, 2000	3,352	476	—	4	3,832
Fiscal 2001 payments	(1,484)	(126)	—	—	(1,610)
Accrued expenses, June 30, 2001	1,868	350	—	4	2,222
Change in estimate—Revised assumptions	(250)	—	—	—	(250)
Fiscal 2002 payments	(1,243)	(350)	—	(4)	(1,597)
Accrued expenses, June 30, 2002	375	—	—	—	375
Fiscal 2003 net sublease receipts (lease payments)	147	—	—	—	147
Accrued expenses, June 30, 2003	522	—	—	—	522
Fiscal 2004 payments, net of sublease receipts (lease payments)	(4)	—	—	—	(4)
Change in estimate—sub-lease assumptions	(428)	—	—	—	(428)
Accrued expenses, June 30, 2004	90	—	—	—	90
Fiscal 2005 payments	(43)				(43)
Change in estimate—sub-lease assumptions	(47)				(47)
Accrued expenses, June 30, 2005	$—	$—	$—	$—	$—

Closure/consolidation of facilities:  Approximately $10.2 million of the restructuring charge related to the termination of facility leases and other lease-related costs. The facility leases had remaining terms ranging from one month to six years. The amount accrued reflects the Company’s best estimate of actual costs to buy out the leases in certain cases or the net cost to sublease the properties in other cases. Included in this amount is the write-off of certain assets, primarily building and leasehold improvements and revisions to certain obligations that relate to the closing of facilities. The adjustments to the accrual during fiscal 2002 and 2004 are due to changes in some of the original sublease assumptions, as actual sub-lease terms have been longer than originally estimated.

Employee severance, benefits and related costs:  Approximately $4.3 million of the restructuring charge related to the reduction in workforce. Approximately 200 employees, or 12% of the workforce, were eliminated as the Company rationalized its product and service offerings against customer needs in various markets.

Write-off of assets:  Approximately $3.1 million of the restructuring and other charge related to the write-off of certain assets that had been determined to be of no further value to the Company as a direct consequence of the change in the business plans that have been made as a result of the restructuring. These business plan changes are the result of management’s assessment and rationalization of certain non-core products and activities acquired in recent years. The write-off was based on management’s assessment of the current fair value of certain assets, including intangible assets, and their resale value, if any.

(4) Acquisitions and Dispositions

(a) Dispositions During Fiscal Year 2005

In December 2004, as part of the Company’s FTC settlement, the Company completed the sale of its operator training business and ownership of rights to the intellectual property to the Hyprotech engineering products to Honeywell International.  In addition, in July 2004 the Company completed the sale of its AXSYS product line to Bentley Systems, which was also a condition to the FTC settlement.  See discussion of both dispositions in Note 12(a).

(b) Acquisitions During Fiscal Year 2004

In July 2003, the Company acquired 100% of APC Consulting, Inc., a consulting services provider based in Houston, Texas, for a purchase price of approximately $0.5 million in cash. This acquisition was accounted for as a purchase, and accordingly, the results of operations from the date of acquisition are included in the Company’s consolidated statements of operations commencing as of the acquisition date.

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

(c) Acquisitions and Dispositions During Fiscal Year 2003

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

On January 31, 2003, the Company completed the sale of the assets and liabilities associated with the Aspen Metals products. These products were originally acquired by the Company in the December 2000 acquisition of Broner Systems. The Company received an aggregate of £300,000 ($494,000 as of January 31, 2003), which was paid in four semi-annual installments from June 2003 to January 2005.

(d) Purchase Price Allocation

Allocations of the purchase prices for all acquisitions were based on estimates of the fair value of the net assets acquired. The fair market value of significant intangible assets acquired was based on independent appraisals. In making each of these purchase price allocations, the Company considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items and an assessment of overall contributions, as well as project risks. The values assigned to purchased in-process technology were determined by estimating the costs to develop the acquired technologies into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present values. The revenue projections used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from the projects are based on estimates of cost of sales, operating expenses, and income taxes from the projects. The rates utilized to discount the net cash flows to their present value were based on estimated costs of capital calculations. Due to the nature of the forecasts and the risks associated with the projected growth and profitability of the developmental projects, discount rates of 20 to 40 percent were considered appropriate for the in-process research and development. Risks related to the completion of technology under development include the inherent difficulties and uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

(5) Line of Credit

In January 2003, the Company executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank’s prime rate (6.00% at June 30, 2005) plus 0.5%. The Company needs to maintain a $4.0 million compensating cash balance with the bank, or it is subject to an unused line fee and collateral handling fees. The lines of credit initially were collateralized by nearly all of the assets of the Company, and upon the Company’s achieving certain net income targets, the collateral would be reduced to a lien on the accounts receivable. The Company is required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio.

As of June 30, 2005, there were $8.5 million in letters of credit outstanding under the line of credit, and there was $9.7 million available for future borrowing. As of June 30, 2005, the Company was in default of the tangible net worth and adjusted quick ratio covenants. On September 13, 2005, the Company executed an amendment to the Loan Arrangement that adjusted the terms of certain financial covenants, and cured the default as of June 30, 2005. The Loan Arrangement expires in July 2006.

(6) Long-Term Obligations

Long-term obligations consist of the following at June 30, 2004 and 2005 (in thousands):

	2004	2005
5 1/4% Convertible subordinated debentures, mature on June 15, 2005	$56,745	$—
Note payable to Soteica incurred in connection with salesforce acquisition, payable in quarterly installments of approximately $273 plus interest at 6% per year, through January 2006	1,819	803
Note payable of a UK subsidiary due in monthly installments of approximately $50 plus interest at 9% per year, through March 2008	766	577
Capital lease obligations due in various monthly installments of principal plus interest, maturing through February 2005	406	—
Mortgage payable of a UK subsidiary due in annual installments of approximately $100 plus interest at 6% per year	811	—
	60,547	1,380
Less—Current portion	58,595	1,042
	$1,952	$338

Maturities of these long-term obligations are as follows (in thousands):

Years Ending June 30,	Amount
2006	$1,042
2007	198
2008	140
$1,380

In June 1998, the Company sold $86.3 million of the Debentures to qualified institutional buyers.  During fiscal 2004, the Company used a portion of the proceeds from the Series D-1 and Series D-2 redeemable convertible preferred stock financing to repurchase and retire $29.5 million of the Debentures.  In June 2005, the Company paid $58.2 million to retire all of the outstanding principal amount of the Debentures, together with interest accrued thereon.

The Company recorded interest expense associated with these debentures of $5.1 million, $4.5 million and $2.9 million in the years ended June 30, 2003, 2004 and 2005, respectively.

(7) Preferred Stock

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

In June 2003, the Company amended the terms of the Series B Preferred in conjunction with the Series D-1 and Series D-2 redeemable convertible preferred stock financing. This amendment gave the holders of the Series B Preferred the right to redeem their Series B Preferred shares for cash in certain circumstances that were outside of the Company’s control. As a result of this redemption feature, the carrying value of the Series B Preferred was reclassified outside of stockholders’ equity on the accompanying consolidated balance sheet. In August 2003, the Company repurchased all of the outstanding shares of Series B Preferred.

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

Each share of Series D Preferred is entitled to vote on all matters in which holders of common stock are entitled to vote, receiving a number of votes equal to the number of shares of common stock into which it is then convertible. In addition, holders of Series D-1 Preferred, as a separate class, are entitled to elect a certain number of directors, based on a formula as defined in the Series D Preferred Certificate of Designations. The holders of the Series D-1 Preferred are entitled to elect a number of the Company’s directors calculated as a ratio of the Series D-1 Preferred voting power as compared to the total voting power of the Company’s common stock. The Series D-1 Preferred holders have elected three of the Company’s current directors.

The Series D Preferred earns cumulative dividends at an annual rate of 8%, which are payable when and if declared by the Board of Directors, in cash or, subject to certain conditions, common stock. As of June 30, 2005, the Company has accrued $19.4 million in dividends on the Series D Preferred.

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

The Series D Preferred is subject to redemption at the option of the Company, at any time after August 2006 at a price of $416.25 per share plus any accumulated and unpaid dividends if, among other things, the average trading price of the Company’s common stock exceeds $7.60 per share for 45 consecutive days. If the Company makes such an election, the holders of the Series D Preferred may elect to convert their Series D Preferred shares into shares of common stock rather than have them redeemed.

In the accompanying consolidated statements of operations, the accretion of preferred stock discount and dividend consist of the following (in thousands):

	Years Ended June 30,
	2003	2004	2005
Beneficial conversion feature related to issuance of Series B Preferred	$—	$—	$—
Accrual of dividend on Series B Preferred	(2,400)	(296)	—
Accretion of discount on Series B Preferred	(6,784)	(643)	—
Gain on retirement of Series B preferred, net of warrant modification charge	—	6,452	—
Accrual of dividend on Series D preferred	—	(8,690)	(10,691)
Accretion of discount on Series D preferred	—	(3,181)	(3,758)
	$(9,184)	$(6,358)	$(14,449)

(8) Common Stock

(a) Warrants

In connection with the August 1997 acquisition of NeuralWare, Inc., the Company converted warrants to purchase NeuralWare common stock into warrants to purchase 10,980 shares of the Company’s common stock. Warrants to purchase 1,260 shares expired through June 30, 2005. All remaining warrants are currently exercisable with an exercise price of $120.98 per share.

In connection with the February and March 2002 sales of Series B Preferred, the Company issued warrants with five-year lives to purchase 791,044 shares of common stock at an exercise price ranging from $20.64 to $23.99 per share, as noted previously in Note 7. In August 2003, in conjunction with the Series D Preferred financing, these warrants were exchanged for new warrants to purchase 791,044 shares of common stock at an exercise price of $4.08 per share. As of June 30, 2005, none of these warrants had been exercised.

In connection with the May 2002 sale of common stock to private investors, the Company issued warrants to purchase up to 3,208,333 shares of common stock at a price of $13.20 per share. During fiscal 2003 the second class of warrants to purchase up to 2,458,333 shares of common stock expired unexercised. In August 2003, the remaining warrants were canceled, and new warrants were issued to purchase 1,152,665 shares at an exercise price of $9.76 per share, due to the impact of the Series D Preferred financing on the warrants’ anti-dilution provisions. In January 2004, warrants to purchase 129,191 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 17,922 shares of common stock. As of June 30, 2005, warrants to purchase 1,023,474 shares of common stock at an exercise price of $9.76 were exercisable.

In connection with the August 2003 Series D Preferred financing, the Company issued warrants with seven-year lives to purchase 7,267,286 shares of common stock at an exercise price of $3.33 per share. As of June 30, 2005, none of these warrants had been exercised.

(b) Stock Options

In May 2005, the shareholders approved the establishment of the 2005 Stock Incentive Plan (the 2005 Plan), which provides for the reservation of up to 4,000,000 shares of common stock for issuance under the 2005 Plan.  The 2005 Plan provides for the grant of incentive and nonqualified stock options and other stock-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights.  Restricted stock and other stock-based awards granted under the 2005 Plan may not exceed, in the aggregate, 2,000,000 shares of common stock.  As of June 30, 2005, there were 4,000,000 shares of common stock available for issuance subject to awards under the 2005 Plan.

In December 2000, the shareholders approved the establishment of the 2001 Stock Option Plan (the 2001 Plan), which provides for the issuance of incentive stock options and nonqualified options. Under the 2001 Plan the Board of Directors may grant stock options to purchase up to an aggregate of 4,000,000 shares of common stock. At July 1, 2002, July 1, 2003 and July 1, 2004, the 2001 Plan was expanded to cover an additional 5% of the outstanding shares on the preceding June 30, rounded down to the neared number divisible by 10,000. In no event, however, may the number of shares subject to incentive options under the 2001 Option Plan exceed 8,000,000 unless the 2001 Plan is amended, and approved, by the shareholders. As of June 30, 2005, there were 469,207 shares of common stock available for grant under the 2001 Plan.

In November 1995, the Board of Directors approved the establishment of the 1995 Stock Option Plan (the 1995 Plan) and the 1995 Directors Stock Option Plan (the 1995 Directors Plan), which provided for the issuance of incentive stock options and nonqualified options. Under these plans, the Board of Directors may grant stock options to purchase up to an aggregate of 3,827,687 (as adjusted) shares of common stock. In December 1996, the shareholders of the Company approved the establishment of the 1996 Special Stock Option Plan (the 1996 Plan). This plan provides for the issuance of incentive stock options and nonqualified options to purchase up to 500,000 shares of common stock. The exercise price of options are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Stock options become exercisable over varying periods and expire no later than 10 years from the date of grant. As of June 30, 2005, there were 2,285,494 shares of common stock available for grant under the 1995 Plan, 406,579 shares available for grant under the 1995 Directors Plan, and 101,441 shares available for grant under the 1996 Plan.

The following is a summary of stock option activity under all stock option plans in fiscal 2003, 2004 and 2005:

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 30, 2002	6,991,245	$15.29
Options granted	3,158,555	2.88
Options exercised	(56,934)	2.56
Options terminated	(1,678,484)	11.26
Outstanding, June 30, 2003	8,414,382	11.35
Options granted	6,278,204	3.04
Options exercised	(1,321,997)	3.12
Options terminated	(1,005,496)	16.55
Outstanding, June 30, 2004	12,365,093	7.52
Options granted	4,076,825	6.18
Options exercised	(1,271,047)	2.84
Options terminated	(4,133,155)	7.49
Outstanding, June 30, 2005	11,037,716	$8.56
Exercisable, June 30, 2005	7,094,332	$10.37

The following tables summarize information about stock options outstanding and exercisable under the 1995 Plan, the 1995 Directors’ Plan, the 1996 Plan, the Petrolsoft Plan and the 2001 Plan at June 30, 2005:

Range of Exercise Prices	Options Outstanding at June 30, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at June 30, 2005	Weighted Average Exercise Price
$2.21-$4.33	3,937,475	6.8	$2.81	2,571,387	$2.82
4.33-8.67	4,497,488	8.2	6.46	1,968,318	6.83
8.67-13.00	149,593	6.2	10.05	101,467	10.50
13.00-17.34	1,966,517	3.3	14.23	1,966,517	14.23
17.34-21.67	17,438	1.8	20.64	17,438	20.64
21.67-26.01	134,500	1.9	24.00	134,500	24.00
26.01-30.34	234,040	2.2	28.98	234,040	28.98
30.34-34.68	36,649	3.6	31.23	36,649	31.23
34.68-39.01	27,000	5.0	38.29	27,000	38.29
39.01-43.34	37,016	4.5	40.04	37,016	40.04
June 30, 2005	11,037,716	6.2	$8.56	7,094,332	$10.37
Exercisable, June 30, 2004				7,464,123	$10.48
Exercisable, June 30, 2003				5,372,666	$13.72

(c) Employee Stock Purchase Plans

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

Participants are granted options to purchase shares of common stock on the last business day of each semi-annual payment period for 85% of the market price of the common stock on the first or last business day of such payment period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 10% of each eligible employee’s compensation. Under the plan, the Company issued 759,771 shares in 2003, 976,960 shares in 2004, and 315,751 shares in 2005.  As of June 30, 2005, there were 2,834,058 shares available for future issuance under the 1998 Employee Stock Purchase Plan as amended.  In addition, on July 1, 2005, the Company issued 100,600 shares under the 1998 Employee Stock Purchase Plan.

(d) Stockholder Rights Plan

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

Income (loss) before provision for (benefit from) income taxes consists of the following (in thousands):

	Years Ended June 30,
	2003	2004	2005
Domestic	$(69,793)	$(2,377)	$(65,374)
Foreign	(67,831)	818	(222)
Total	$(137,624)	$(1,559)	$(65,596)

The provisions for (benefit from) income taxes shown in the accompanying consolidated statements of operations are composed of the following (in thousands):

	Years Ended June 30,
	2003	2004	2005
Federal—
Current	$—	$—	$—
Deferred	1,076	20,333	45
State—
Current	—	748	784
Deferred	—	1,823	—
Foreign—
Current	—	13,934	4,300
Deferred	—	(16,942)	(1,352)
	$1,076	$19,896	$3,776

The provision for (benefit from) income taxes differs from that based on the federal statutory rate due to the following (in thousands):

	Years Ended June 30,
	2003	2004	2005
Federal tax at statutory rate	$(46,792)	$(530)	$(22,303)
State income tax, net of federal tax benefit	—	1,697	547
Tax effect resulting from foreign goodwill impairment	17,129	—	—
Tax effect resulting from foreign activities	7,236	(4,620)	1,671
Tax credits generated	(522)	(1,193)	(1,397)
Permanent differences, net	48	(1,070)	(819)
Expiration of tax attributes	—	—	12,410
Valuation allowance	23,977	25,612	13,667
Provision for income taxes	$1,076	$19,896	$3,776

The approximate tax effect of each type of temporary difference and carry forward is as follows (in thousands):

	June 30,
	2004	2005
Deferred tax assets:
Revenue related	$1,286	$456
Federal and state tax credits	18,768	14,023
Federal and state loss carryforwards	23,405	42,288
Foreign loss carryforwards	6,583	7,150
Restructuring accruals	22,771	21,004
Other reserves and accruals	10,455	13,552
Intangible assets	9,526	5,838
Property, plant and equipment	—	2,089
Other temporary differences	1,704	256
	94,498	106,657
Valuation allowance	(90,944)	(104,611)
	3,554	2,046
Deferred tax liabilities:
Intangible assets	(4,219)	(2,761)
Property, plant and equipment	(1,032)	—
Other	(325)	—
	(5,576)	(2,761)

Net deferred tax assets (liabilities)	$(2,022)	$(715)

As of June 30, 2005, the Company had net operating loss (NOL) carryforwards for U.S. federal and state income tax purposes of approximately $117 million and $62 million, respectively, and foreign net operating loss carryforwards of approximately $23 million. The Company had federal tax credits and state tax credits of approximately $12 million and $2 million, respectively. The tax credits and NOL carryforwards expire at various dates from 2006 through 2025. The Company has determined that it underwent an ownership change (as defined under section 382 of the Internal Revenue Code of 1986, as amended) during the year ended June 30, 2004. As such, the recognition of the Company’s federal NOLs and tax credits may be limited. Moreover, an ownership change might have also occurred under the laws of certain states and foreign countries in which the Company has generated NOLs and tax credits. Accordingly, it is possible that these NOL and tax credits could also be limited under rules similar to those of section 382. Due to the uncertainty surrounding the realization and timing of these tax attributes, the Company has recorded a valuation allowance of approximately $90.9 million and $104.6 million as of June 30, 2004 and 2005, respectively.

(10) Operating Leases

The Company leases its facilities and various office equipment under noncancellable operating leases with terms in excess of one year. Rent expense charged to operations was approximately $13.9 million, $11.7 million and $9.3 million for the years ended June 30, 2003, 2004 and 2005, respectively. Future minimum lease payments under these leases as of June 30, 2005 are as follows (in thousands):

Amount
Years Ending June 30, 2006	$10,910
2007	9,467
2008	7,777
2009	7,589
2010	7,123
Thereafter	21,262
$64,128

(11) Sale of Installments Receivable

(a) Traditional Activities

Installments receivable represent the present value of future payments related to the financing of noncancellable term and perpetual license agreements that provide for payment in installments, generally over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated statements of operations. The interest rates utilized for the years ended June 30, 2003, 2004, and 2005 ranged from 7.0% to 8.0%.

The Company has arrangements to sell certain of its installments receivable to three financial institutions. The Company sold, with limited recourse, certain of its installment contracts for aggregate proceeds of $54.9 million and $97.6 million during fiscal 2004 and 2005, respectively. The financial institutions have certain recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company’s contracts with the financial institutions. Collections of these receivables reduce the Company’s recourse obligations, as defined. Generally, no gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company and the financial institutions.

At June 30, 2005, there was approximately $64 million of additional availability under the arrangements. The Company expects that there will be continued ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. The Company’s potential recourse obligation related to these contracts is within the range of $0.7 million to $2.7 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

(b) Securitization of Installments Receivable

Initial Transaction

On June 15, 2005, the Company securitized outstanding installment software license receivables totaling $71.2 million.  Such securitization was structured in manner so that the securitization qualified as a sale.  The Company received $43.8 million of cash and retained an interest in the sold receivables valued at $16.6 million.  It also retained certain limited recourse obligations relative to the receivables valued at approximately $0.9 million.  Overall, the transaction (including $2.1 million in aggregate fees and expenses, including fees of the lenders’ agent and fees of the Company’s outside legal counsel and financial advisors) resulted in a loss of $13.9 million in the quarter ended June 30, 2005 and was recorded as a loss on sales and disposals of assets in the accompanying consolidated statement of operations.

The amount of the loss was based on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

As noted above, the retained interest in the sold receivables was recorded at its fair market value of $16.6 million at the time of the transaction and was initially and as of June 30, 2005 classified as a long-term asset on the Company’s consolidated balance sheet.  The Company estimates fair value based on the present value of future expected cash flows based on using management’s best estimates of key assumptions, principally credit losses, and discount rates commensurate with the risks involved.

The Company retained the servicing rights relative to the receivables and receives annual servicing fees of $0.1 million per year.  The benefits of servicing are just adequate to compensate the servicer for its responsibilities, and thus no servicing asset or liability has been recorded.

In connection with the above transaction, the Company incurred an obligation to guaranty that the proceeds from all foreign denominated installments receivable included in the securitized pool will be equal to the U.S. dollar value on the initial contract date.  The fair value of this obligation, as of the transaction date and as of June 30, 2005, was not material and has thus been accorded no value.

Ongoing Retained Interests

Key economic assumptions used in subsequently measuring the carrying value of the Company’s retained interests in the software license receivables at June 30, 2005 and the effect on the fair value of those interests from adverse changes in those assumptions are as follows (dollars in thousands):

Balance sheet carrying value of retained interest in sold receivables	$16,667

Expected credit losses (annual rate):	0.82%
Impact on fair value of 10% adverse change	$(48)
Impact on fair value of 20% adverse change	$(96)

Residual cash flow discount rate (annual rate):	16.0%
Impact on fair value of 10% adverse change	$(923)
Impact on fair value of 20% adverse change	$(1,790)

These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from management’s intervention to mitigate these variations.

(12) Commitments and Contingencies

(a) FTC Settlement

On December 21, 2004, the FTC approved the Company’s proposed consent decree, which constituted a complete and final settlement of the FTC’s complaint against the Company relating to its acquisition of Hyprotech in May 2002. The FTC’s approval also constituted approval of the transactions contemplated by the purchase and sale agreement that the Company and its subsidiaries Hyprotech Company, AspenTech Canada Ltd., AspenTech Ltd. and Hyprotech UK Ltd. entered into on October 6, 2004 with Honeywell International, Inc. and its subsidiaries Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee. The Company previously completed the sale of its AXSYS product line to Bentley Systems Incorporated on July 21, 2004, as set forth in the FTC consent decree. The Company recorded a $0.3 million gain related to this sale.

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

•                  the Company agreed to a cash payment of approximately $6.0 million from Honeywell in consideration of the transfer of the Company’s operator training services business, the Company’s covenant not-to-compete in the operator training business for three years, and the transfer of ownership of the intellectual property of the Company’s Hyprotech engineering products, $1.2 million of which is subject to holdback and may be released, less any adjustments for uncollected billed accounts receivable and unbilled accounts receivable;

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

(c) Litigation

U.S. Attorney’s Office Investigation

On October 29, 2004, the Company announced that it had received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents relating to transactions to which the Company was a party during the 2000 to 2002 time frame, associated documents dating from January 1, 1999, and additional materials. The Company has cooperated fully with the subpoena requests and in the investigation by the U.S. Attorney’s Office.

Class Action Suits

In November 2004, two putative class action lawsuits were filed against the Company in the United States District Court District of Massachusetts, captioned, respectively, Fener v. Aspen Technology, Inc., et. al., Civil Action No. 04-12375 (D. Mass.) (filed Nov. 9, 2004) and Stockmaster v. Aspen Technology, Inc., et. al., Civil Action No. 04-12387 (D. Mass.) (filed Nov. 10, 2004) (the “Class Actions”).  The Class Actions allege, among other things, that the Company violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various statements about its financial condition for fiscal years 2000 through 2004.  On February 2, 2005, the Court consolidated the cases under the caption Aspen Technology, Inc. Securities Litigation, Civil Action No. 04-12375 (D. Mass.), and appointed The Operating Engineers and Construction Industry and Miscellaneous Pension Fund (Local 66) and City of Roseville Employees’ Retirement System as lead plaintiff, purporting to represent a putative class of persons who purchased Aspen Technology, Inc. common stock between January 25, 2000 and October 29, 2004.  On August 26, 2005, the plaintiffs filed a consolidated amended complaint containing allegations materially similar to the prior complaints and expanding the class action period to December 7, 1999 through March 15, 2005.  The defendants have sixty days from the filing of the consolidated amended complaint to move, answer or otherwise respond to the complaint.  The Company believes that plaintiffs’ claims lack merit and intends to litigate the dispute vigorously. The Company is currently unable to determine whether resolution of these matters will have a material adverse impact on its financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters. However, the ultimate outcome could have a material adverse effect on the Company’s financial position or results of operations.

Derivative Action

On December 1, 2004, a purported derivative action was filed in the United States District Court of Massachusetts, captioned Caviness v. Evans, et. al., Civil Action No. 04-12524 (D. Mass.) (the “Derivative Action”).  The complaint, as subsequently amended, alleges, among other things, that the former and current director and officer defendants caused the Company to issue false and misleading financial statements, and brings derivative claims for the following:  (1) breach of fiduciary duty for insider trading; (2) breach of fiduciary duty; (3) abuse of control; (4) gross mismanagement; (5) waste of corporate assets; (6) unjust enrichment.  The Company moved to dismiss the complaint pursuant to Fed. R. Civ. P. 23.1 for failure to make a demand on the board of directors of the Company and for failing to allege particularized facts showing why plaintiff’s failure to make a demand should be excused.  On August 18, 2005, the Court granted the Company’s motion and dismissed the case with prejudice.

On April 12, 2005, the Company received a letter dated March 22, 2005 alleging that the officers and directors of AspenTech failed to disclose and misrepresented that the Company inappropriately recognized revenues in the 2000-2002 fiscal years, and that the Company should commence suit for relief equivalent to that sought in the Derivative Action, including requiring certain present and former officers of the Company to return remuneration paid to them while in breach of their fiduciary duties to the Company.  The Company is currently unable to determine whether resolution of this matter will have a material adverse impact on its financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of this matter.  However, the ultimate outcome could have a material adverse effect on the Company’s financial position or results of operations.

(d) Other

The Company has entered into an employment agreement with its president and chief executive officer providing for the payment of cash and other benefits in certain situations involving his voluntary or involuntary termination, including following a change in control.  Payment under this agreement would consist of a lump sum equal to approximately two times (1) his annual base salary plus (2) the average of his annual bonus for the three preceding fiscal years.  The agreement also provides that the payments would be increased in the event that it would subject him to excise tax as a parachute payment under the Internal Revenue Code.  The increase would be equal to the additional tax liability imposed on him as a result of the payment.

The Company has entered into agreements with two other executive officers, providing for severance payments in the event that such an executive is terminated by the Company other than for cause.  Payments under these agreements consist of continuation of base salary for a period of 12 months.  The Company has also entered into an agreement with its former chairman and founder pursuant to which, in the event of a change in control, all amounts due to him for the remainder of the term of his agreement become immediately due and payable.

(13) Retirement and Profit Sharing Plans

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the Internal Revenue Code, which would otherwise be payable to the participant for any plan year. The Company may make discretionary contributions to this plan, including making matching contributions equal to 25% of pretax employee contributions up to a maximum of 6% of an employee’s salary. During the fiscal years ended June 30, 2003, 2004 and 2005, the Company made matching contributions of approximately $0.1 million, $1.0 million and $1.0 million, respectively.  These contributions were immediately vested.

(14) Joint Ventures and Other Investments

In May 1993, the Company entered into an Equity Joint Venture agreement with China Petrochemical Technology Company to form a limited liability company governed by the laws of the People’s Republic of China. This joint venture has the nonexclusive right to distribute the Company’s products within the People’s Republic of China. The Company invested $0.3 million on August 6, 1993, which represented a 25% equity interest in the joint venture.  The joint venture was dissolved during fiscal 2005.

In November 1993, the Company invested approximately $0.1 million in a Cyprus-based company, representing approximately a 14% equity interest. In December 1995, the Company exercised its option to increase its equity interest to 22.5%, acquiring additional shares for approximately $0.1 million. In fiscal 2001, a third party invested in the entity and purchased a portion of the existing shareholders’ equity interests. As a result of this transaction, the Company’s equity interest increased to 31.58%.  In December 2004, the Company surrendered its share in the company as part of a contract restructuring, resulting in a loss of $0.1 million which was recorded in general and administrative expenses.

In the accompanying consolidated statements of operations for the years ended June 30, 2003 and 2004, the Company has recognized losses of approximately $0.5 million and $0.4 million, respectively, as its portion of the losses from these joint ventures.

In November 2000, the Company invested $0.6 million in a global chemical business-to-business e-commerce company supporting major chemical companies in Asia. This investment entitles the Company to a minority interest in this company and is accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of June 30, 2005, the Company has determined that an other than temporary impairment has not occurred. This investment is included in other assets in the accompanying consolidated balance sheet as of June 30, 2004.

(15) Accrued Expenses and Other Liabilities

Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2004	2005
Royalties and outside commissions	$14,512	$12,486
Acquisition and legal-related	7,333	1,643
Payroll and payroll-related	14,191	12,389
Restructuring accruals	16,612	8,833
Payable to financing companies	1,333	16,187
Income and other taxes	7,801	12,038
Other	13,644	15,745
	$75,426	$79,321

Other liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2004	2005
Restructuring accruals	$6,122	$15,197
Deferred rent	3,913	5,255
Royalties and outside commissions	1,492	2,691
	$11,527	$23,143

(16) Related Party Transactions

During the year ended June 30, 2003, the Company recorded license revenue of $2.8 million associated with sales to Accenture. During this period, Accenture owned approximately 1.6 million shares of the Company’s common stock.

A director of the Company provided advisory services to the Company as a director of PetroVantage during fiscal 2003. Separately, during fiscal 2003, the director provided general consulting services to the Company, for which the Company made payments totaling approximately $230,000 during the fiscal year.

(17) Segment and Geographic Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and related Information,” which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

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

The following table presents a summary of operating segments (in thousands):

	License	Consulting Services	Maintenance and Training	Total
Year ended June 30, 2003—
Revenues from external customers	$162,354	$103,741	$80,361	$346,456
Controllable expenses	65,394	81,943	12,361	159,698
Controllable margin(1)	$96,960	$21,798	$68,000	$186,758
Year ended June 30, 2004—
Revenues from external customers	$158,661	$96,512	$77,823	$332,996
Controllable expenses	64,963	67,214	14,323	146,500
Controllable margin(1)	$93,698	$29,298	$63,500	$186,496
Year ended June 30, 2005—
Revenues from external customers	$129,233	$65,248	$75,086	$269,567
Controllable expenses	63,077	53,729	16,299	133,105
Controllable margin(1)	$66,156	$11,519	$58,787	$136,462

(1)                                 The Controllable Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation:

	Years Ended June 30
	2003	2004	2005
	(In thousands)
Total controllable margin for reportable segments	$186,758	$186,496	$136,462
Selling and marketing	(91,353)	(89,129)	(80,261)
General and administrative and overhead	(78,618)	(78,111)	(85,846)
Asset impairment charges	(114,247)	(4,217)	—
Restructuring charges and FTC legal costs	(41,080)	(20,085)	(24,907)
Gain (loss) on sales and disposals of assets	52	879	(13,635)
Interest and other income and expense	864	2,608	2,591
Income (loss) before (provision for) benefit from income taxes and equity in earnings from joint ventures	$(137,624)	$(1,559)	$(65,596)

Geographic Information:

Domestic and export sales as a percentage of total revenues are as follows:

	Years Ended June 30,
	2003	2004	2005
United States	46.6%	42.8%	39.7%
Europe	30.2	33.0	37.2
Japan	3.9	4.6	5.8
Other	19.3	19.6	17.3
	100.0%	100.0%	100.0%

During the years ended June 30, 2003, 2004 and 2005 there were no customers that individually represented greater than 10% of the Company’s total revenue.

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

	North America	Europe	Asia	Eliminations	Consolidated
Year ended June 30, 2003—
Revenues	$259,108	$106,725	$12,876	$(32,253)	$346,456
Identifiable assets	$524,090	$64,917	$(6,959)	$(266,789)	$315,259
Year ended June 30, 2004—
Revenues	$240,830	$83,427	$16,825	$(8,086)	$332,996
Identifiable assets	$604,560	$32,786	$(4,229)	$(331,713)	$301,404
Year ended June 30, 2005—
Revenues	$180,038	$75,035	$17,916	$(3,422)	$269,567
Identifiable assets	$585,086	$7,689	$(4,577)	$(388,220)	$199,978

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Other(1)	Balance, End of Period
	(In thousands)
Allowance for doubtful accounts:
June 30, 2003	$4,365	$1,126	$(3,010)	$22	$2,503
June 30, 2004	2,503	2,404	(1,210)	—	3,697
June 30, 2005	3,697	2,223	(1,267)	—	4,653

(1)                                 Other relates to amounts acquired in acquisitions.

EXHIBIT INDEX

3.1(1)	Certificate of Incorporation of Aspen Technology, Inc., as amended.

3.2(2)	By-laws of Aspen Technology, Inc.

4.1(3)	Specimen Certificate for Shares of Aspen Technology, Inc.’s common stock, $.10 par value.

4.2(2)

Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent, including related forms of the following: (a) Certificate of Designation of Series A Participating Cumulative Preferred Stock of Aspen Technology, Inc.; and (b) Right Certificate.

4.3(4)	Amendment No. 1 dated as of October 26, 2001 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.

4.4(5)	Amendment No. 2 dated as of February 6, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.

4.5(6)	Amendment No. 3 dated as of March 19, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.

4.6(7)	Amendment No. 4 dated as of May 9, 2002 to Rights Agreement dated as of March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.

4.7(8)	Amendment No. 5 dated as of June 1, 2003 to Rights Agreement dated as of March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.

4.8(10)	Form of Warrant of Aspen Technology, Inc. dated as of May 9, 2002.

4.9(1)	Form of WD Common Stock Purchase Warrant of Aspen Technology, Inc. dated as of August 14, 2003.

4.10(1)	Form of WB Common Stock Purchase Warrant of Aspen Technology, Inc. dated as of August 14, 2003.

10.1(11)	Lease Agreement dated as of January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding Ten Canal Park, Cambridge, Massachusetts.

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

10.4(11)	System License Agreement between Aspen Technology, Inc. and the Massachusetts Institute of Technology, dated March 30, 1982, as amended.

10.5(11)	Vendor Program Agreement, dated March 29, 1990, between Aspen Technology, Inc. and General Electric Capital Corporation.

10.6(13)	Rider No. 1, dated December 14, 1994, to Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.

10.7(11)†	Letter Agreement, dated March 25, 1992, between Aspen Technology, Inc. and Sanwa Business Credit Corporation.

10.8(17)	Third Amendment, effective as of March 28, 2003, to the Letter Agreement by and between Aspen Technology, Inc. and Fleet Business Credit, LLC (formerly Sanwa Business Credit Corporation).

10.9	Amended and Restated Direct Finance and Services Addendum, dated December 30, 2004 between Aspen Technology, Inc. and Fleet Business Credit, LLC.

10.10(14)	Loan and Security Agreement, dated as of January 30, 2003, by and among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.

10.11(14)	Export-Import Bank Loan and Security Agreement, dated as of January 30, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.

10.12(29)

Export-Import Bank Borrower Agreement, dated as of April 1, 2005, by and between Aspen Technology, Inc. and AspenTech Inc. in favor of the Export-Import Bank of the United States and Silicon Valley Bank.

10.13(29)	Promissory Note (Ex-Im), dated April 1, 2005, by and between Aspen Technology, Inc. and AspenTech, Inc. in favor of Silicon Valley Bank.

10.14(14)	Form of Negative Pledge Agreement, dated as of January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.

10.15(14)	Security Agreement, dated as of January 30, 2003, by and between Silicon Valley Bank and AspenTech Securities Corporation.

10.16(14)	Unconditional Guaranty, dated as of January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank.

10.17(15)	First Loan Modification Agreement, effective as of June 27, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.

10.18(15)	Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank.

10.19(30)	First Loan Modification Agreement (Exim), dated as of September 10, 2004, by and among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank.

10.20(30)	Second Loan Modification Agreement, dated as of September 10, 2004, by and among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank.

10.21(29)	Fourth Loan Modification Agreement, dated April 1, 2005 by and among Silicon Valley

Bank, Aspen Technology, Inc. and AspenTech, Inc.

10.22(29)	Third Loan Modification Agreement (Exim), dated as of April 1, 2005, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.

10.23(31)	Sixth Loan Modification Agreement, dated as of June 15, 2005, by and among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank

10.24(31)	Fourth Loan Modification Agreement – EXIM, dated as of June 15, 2005, by and among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank

10.25(31)	Partial Release and Acknowledgement Agreement, dated as of June 15, 2005, by and among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank

10.26(31)	Loan Agreement, dated as of June 15, 2005, among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the lenders named therein

10.27(31)	Security Agreement, dated as of June 15, 2005, between Aspen Technology Receivables II LLC and Guggenheim Corporate Funding, LLC

10.28(31)	Purchase and Sale Agreement, dated as of June 15, 2005, between Aspen Technology, Inc. and Aspen Technology Receivables I LLC

10.29(31)	Purchase and Resale Agreement, dated as of June 15, 2005, between Aspen Technology Receivables I LLC and Aspen Technology Receivables II LLC

10.30(28)	Non-Recourse Receivables Purchase Agreement, dated December 31, 2003, between Silicon Valley Bank and Aspen Technology, Inc.

10.31(30)	Second Amendment to Non-Recourse Receivables Purchase Agreement, dated as of September 30, 2004, by and between Silicon Valley Bank and Aspen Technology, Inc.

10.32(32)	Third Amendment to Non-Recourse Receivables Purchase Agreement, dated as of December 31, 2004, by and between Silicon Valley Bank and Aspen Technology, Inc.

10.33(33)	Fifth Amendment to Non-Recourse Receivables Purchase Agreement, dated as of March 31, 2005, by and between Silicon Valley Bank and Aspen Technology, Inc.

10.34(16)	Securities Purchase Agreement dated June 1, 2003 by and among Aspen Technology, Inc. and the Purchasers listed therein.

10.35(16)	Repurchase and Exchange Agreement dated as of June 1, 2003 by and among Aspen Technology, Inc. and the Holders named therein.

10.36(1)	Investor Rights Agreement dated as of August 14, 2003 by and among Aspen Technology, Inc. and the Stockholders Named therein.

10.37(1)	Management Rights Letter dated as of August 14, 2003 by and among Aspen Technology, Inc. and the entities named therein.

10.38(18)	Amended and Restated Registration Rights Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.

10.39(11)	Equity Joint Venture Contract between Aspen Technology, Inc. and China Petrochemical Technology Company.

10.40(32)+

Purchase and Sale Agreement, dated October 6, 2004, by and among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd., and Hyprotech UK Ltd. (collectively, the “AspenTech Parties”) and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee (collectively, the “Honeywell Parties”).

10.41(32)+	Amendment No. 1 to the Purchase and Sale Agreement, dated October 6, 2004 by and among the AspenTech Parties and the Honeywell Parties.

10.42(32)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Aspen Technology, Inc. and Honeywell International, Inc.

10.43(32)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between AspenTech Canada Ltd. and Honeywell Limited-Honeywell Limitee.

10.44(32)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Hyprotech Company and Honeywell Limited-Honeywell Limitee.

10.45(32)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between AspenTech Ltd. and Honeywell Control Systems Limited.

10.46(32)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Hyprotech UK Ltd. and Honeywell Control Systems Limited.

10.47(11)*	1988 Non-Qualified Stock Option Plan, as amended.

10.48(19)*	1995 Stock Option Plan.

10.49(31)*	Amended and Restated 1995 Directors Stock Option Plan.

10.50(19)*	1995 Employees’ Stock Purchase Plan.

10.51(20)*	1998 Employees’ Stock Purchase Plan.

10.52(21)*	Amendment No. 1 to 1998 Employees’ Stock Purchase Plan.

10.53(22)*	1996 Special Stock Option Plan.

10.54(21)*	2001 Stock Option Plan.

10.55(34)	2005 Stock Incentive Plan

10.56(11)*	Form of Employee Confidentiality and Non-Competition Agreement.

10.57(35)	Employment Agreement, dated as of December 7, 2004, between Aspen Technology, Inc. and Mark Fusco

10.58(11)*	Noncompetition, Confidentiality and Proprietary Rights Agreement between Aspen Technology, Inc. and Lawrence B. Evans.

10.59(15)*	Employment and Transition Agreement, dated as of June 30, 2003, by and between Aspen Technology, Inc. and Lawrence B. Evans.

10.60(21)*	Change in Control Agreement between Aspen Technology, Inc. and David McQuillin dated August 12, 1997.

10.61(23)*	Severance Agreement between Aspen Technology, Inc. and David L. McQuillin dated September 30, 2002.

10.62(14)*	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and David L. McQuillin.

10.63(26)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and David L. McQuillin.

10.64(24)*	Change in Control Agreement between Aspen Technology, Inc. and Stephen J. Doyle dated August 12, 1997.

10.65(14)*	Employment Agreement, dated as of November 26, 2002, by and between Aspen Technology, Inc. and Stephen J. Doyle.

10.66(26)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Stephen J. Doyle.

10.67(36)	Agreement and General Release delivered as of June 27, 2005, by Aspen Technology, Inc. to Stephen J. Doyle.

10.68(26)*	Employment Agreement, dated April 1, 2002, by and between Aspen Technology, Inc. and C. Steven Pringle

10.69(3)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and C. Steven Pringle.

10.70(26)*	Offer Letter, dated June 16, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.

10.71(26)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.

10.72(15)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and David L. McQuillin.

10.73(15)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Stephen J. Doyle.

10.74(15)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and C. Steve Pringle.

10.75(15)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.

10.76(15)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.

10.77(25)	Securities Purchase Agreement dated as of May 9, 2002 between Aspen Technology, Inc. and the Purchasers listed therein, and related Amendment dated June 5, 2002.

10.78(18)	Amended and Restated Securities Purchase Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.

10.79	Seventh Loan Modification Agreement, dated as of September 13, 2005, by and among Aspen Technology, Inc. and Silicon Valley Bank.

14.1	Code of Conduct and Business Ethics

21.1	Subsidiaries of Aspen Technology, Inc.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (included in signature page to Form 10-K).

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(15)                          Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2003, and incorporated herein by reference.

(16)                          Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. filed on June 2, 2003, and incorporated herein by reference.

(17)                          Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended March 31, 2002, and incorporated herein by reference.

(18)                          Previously filed as an exhibit to the Current Report on Form 8-K filed by Aspen Technology, Inc. on March 19, 2002, and incorporated herein by reference.

(19)                          Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration No. 333-11651) (filed on September 9, 1996), and incorporated herein by reference.

(20)                          Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration No. 333-44575) (filed on January 20, 1998), and incorporated herein by reference.

(21)                          Previously filed as an exhibit to the Definitive Proxy Statement on Schedule 14A of Aspen Technology, Inc. filed November 13, 2000, and incorporated herein by reference.

(22)                          Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 1997, and incorporated herein by reference.

(23)                          Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2002, and incorporated herein by reference.

(24)                          Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration No. 333-42536) (filed on July 28, 2000), and incorporated herein by reference.

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

(27)                          Previously filed as an exhibit to the Definitive Proxy Statement on Schedule 14A of Aspen Technology Inc. filed on July 11, 2003 and incorporated herein by reference.

(28)                          Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended December 31, 2003, and incorporated herein by reference.

(29)                          Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended March 31, 2005, and incorporated herein by reference.

(30)                          Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended September 30, 2004, and incorporated herein by reference.

(31)                          Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated June 15, 2005 (filed on June 20, 2005), and incorporated herein by reference.

(32)                          Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended December 31, 2004, and incorporated herein by reference.

(33)                          Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended March 31, 2005, and incorporated herein by reference.

(34)                          Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated May 26, 2005 (filed on June 2, 2005), and incorporated herein by reference.

(35)                          Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated December 21, 2004 (filed on December 23, 2004), and incorporated herein by reference.

(36)                          Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated July 1, 2005 (filed on July 8, 2005), and incorporated herein by reference.

†                                         Confidential treatment requested as to certain portions

*                                         Management contract or compensatory plan