Form 10-Q
period 2005-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2005-11-10
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 7, 2005, there were 43,669,890 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

ASPEN TECHNOLOGY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2005	June 30, 2005
	(Unaudited and in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalentsb	$47,700	$68,149
Accounts receivable, net	45,139	52,254
Unbilled services	11,200	9,826
Current portion of long-term installments receivable, net	5,903	5,355
Deferred tax asset	702	692
Prepaid expenses and other current assets	12,376	11,483
Total current assets	123,020	147,759
Long-term installments receivable, net	21,911	19,425
Retained interest in sold receivables, net	16,917	16,667
Property and leasehold improvements, at cost	49,932	50,824
Accumulated depreciation and amortization	(40,103)	(39,436)
	9,829	11,388
Computer software development costs, net	17,307	17,411
Purchased intellectual property, net	589	730
Other intangible assets, net	10,370	12,123
Goodwill, net	14,723	14,729
Deferred tax asset	1,392	1,354
Other assets	2,604	2,656
	$218,662	$244,242
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$775	$1,042
Accounts payable and accrued expenses	66,087	84,407
Unearned revenue	23,379	23,480
Deferred revenue	30,936	34,854
Total current liabilities	121,177	143,783
Long-term debt and obligations, less current maturities	287	338
Deferred revenue, less current portion	1,663	2,093
Deferred tax liability	2,781	2,760
Other liabilities	23,161	23,143
Redeemable Preferred Stock
Outstanding—363,364 shares as of September 30, 2005 and June 30, 2005	124,988	121,210
Stockholders’ equity (deficit):
Common stock
Outstanding—43,578,530 as of September 30, 2005 and 43,066,352 as of June 30, 2005	4,381	4,330
Additional paid-in capital	348,346	345,278
Accumulated deficit	(407,638)	(398,727)
Accumulated other comprehensive income	29	547
Treasury stock, at cost	(513)	(513)
Total stockholders’ equity (deficit)	(55,395)	(49,085)
	$218,662	$244,242

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2005	2004
	(Unaudited and in thousands, except per share data)
Software licenses	$24,317	$25,273
Service and other	35,736	37,997
Total revenues	60,053	63,270
Cost of software licenses	3,782	3,941
Cost of service and other	17,244	22,108
Amortization of technology-related intangible assets	1,782	1,774
Total cost of revenues	22,808	27,823
Gross profit	37,245	35,447
Operating costs:
Selling and marketing	18,647	22,375
Research and development	10,134	12,183
General and administrative	10,185	10,427
Restructuring charges and FTC legal costs	2,199	21,508
Loss (gain) on sale of assets	61	(362)
Total operating costs	41,226	66,131
Income (loss) from operations	(3,981)	(30,684)
Other income (expense), net	(663)	(393)
Interest income, net	151	654
Income (loss) before provision for income taxes	(4,493)	(30,423)
Income tax benefit (provision)	(640)	340
Net income (loss)	(5,133)	(30,083)
Accretion of preferred stock discount and dividend	(3,778)	(3,528)
Net income (loss) applicable to common shareholders	$(8,911)	$(33,611)
Basic and Diluted net income (loss) per share applicable to common shareholders	$(0.21)	$(0.80)
Weighted average shares outstanding—Basic and Diluted	43,237	41,796

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2005	2004
	(Unaudited and in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,133)	$(30,083)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,944	6,386
Stock-based compensation	1,441	—
Asset impairment charges, write-offs under restructuring charges, and (gains) losses on sales and disposals of assets	61	1,190
Accretion of discount on retained interest in sold receivables	(250)	—
Deferred income taxes	—	(181)
Decrease in accounts receivable	7,265	3,278
Increase in unbilled services	(1,479)	(1,999)
Decrease (increase) in installments receivable	(3,095)	10,270
Decrease (increase) in prepaid expenses and other current assets	(894)	1,514
Decrease in accounts payable and accrued expenses	(18,666)	(11,311)
Increase (decrease) in unearned revenue	(71)	873
Decrease in deferred revenue	(4,433)	(3,759)
Increase in other liabilities	24	11,165
Net cash used in operating activities	(19,286)	(12,657)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(395)	(1,982)
Increase in other long-term assets	55	42
Increase in computer software development costs	(2,105)	(2,002)
Net cash used in investing activities	(2,445)	(3,942)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock purchase plans	445	1,297
Exercise of stock options	1,194	957
Payments of long-term debt and capital lease obligations	(311)	(547)
Net cash provided by financing activities	1,328	1,707
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(46)	(230)
DECREASE IN CASH AND CASH EQUIVALENTS	(20,449)	(15,122)
CASH AND CASH EQUIVALENTS, beginning of period	68,149	107,677
CASH AND CASH EQUIVALENTS, end of period	$47,700	$92,555

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Interim Condensed and Consolidated Financial Statements

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these unaudited interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2005, which are contained in the Annual Report on Form 10-K of Aspen Technology, Inc. (the Company), as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of June 30, 2005 has been derived from the consolidated financial statements that have been audited by the Company’s independent auditors. The results of operations for the three-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2. Sale of Installments Receivable

Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rate utilized for both the three months ended September 30, 2005 and 2004 was 8.0%.

The Company has arrangements to sell certain of its installments receivable to three financial institutions. The Company sold and accounted for as sales, certain of its installment contracts for aggregate proceeds of approximately $8.5 million and $25.6 million during the three months ended September 30, 2005 and 2004, respectively. The financial institutions have certain recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company’s contracts with the financial institutions. Collections of these receivables reduce the Company’s recourse obligations, as defined. Generally, no gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company to record the installments receivable initially and the discount rate that the financial institutions are willing to use to purchase such receivables.

At September 30, 2005, there was approximately $70 million of additional availability under the arrangements. The Company expects that there will be continued ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. The Company’s potential recourse obligation related to these contracts ranges from $0.5 million to $2.4 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

3. Derivative Instruments and Hedging

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 138, requires that all derivatives, including foreign currency exchange contracts, be recognized

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

3. Derivative Instruments and Hedging (Continued)

on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures have historically resulted from portions of the Company’s installments receivable that are denominated in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen, Canadian Dollar and the British Pound Sterling. In addition, the Company incurred a potential exposure as part of the June 2005 securitization of installments receivable, in that the Company is obligated to cover the exposure in the installments receivable that were transferred to its subsidiary resulting from changes in foreign currency exchange rates.

The foreign exchange contracts are entered into to hedge installments receivable, both held and securitized, made in the normal course of business, and accordingly are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies.

The Company’s obligation to cover the potential exposure in the securitized installments receivable represents an embedded derivative. The Company calculates the value of this obligation at each balance sheet date, and if the value of the embedded derivative represents an obligation, the fair value is recorded as a liability. To the extent that valuation of this obligation represents an asset to the Company, no entry is recorded. As of September 30, 2005, the value of this embedded derivative represented an asset to the Company, and as such, no entry was recorded.

At September 30, 2005, the Company had effectively hedged $20.0 million of installments receivable and accounts receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than to hedge foreign currency risk. The gross value of the held and securitized long-term installments receivable that were denominated in foreign currency was $25.1 million and $28.5 million at September 30, 2005 and June 30, 2005, respectively. The installments receivable held as of September 2005 mature at various times through August 2010. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the changes in value of forward foreign exchange contracts are designated to offset certain accounts and installments receivable and are recognized as other income or expense in the period in which the fair market values change and offset the foreign currency losses and gains on the underlying exposures being hedged. During the three months ended September 30, 2005 and 2004 the net gain recognized in the consolidated statements of operations was not material. The ineffective portion of a derivative’s change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge. During

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

3. Derivative Instruments and Hedging (Continued)

the three months ended September 30, 2005 and 2004, the loss deferred in other comprehensive income was not material.

The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of September 30, 2005. The information is provided in U.S. dollar amounts (in thousands), as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates:

	Notional Amount	Estimated Fair Value*	Average Contract Rate
Euro	$20,177	$19,555	0.80
Japanese Yen	5,314	5,095	107.03
Canadian Dollar	3,005	3,146	1.23
British Pound Sterling	2,321	2,222	0.54
Swiss Franc	966	950	1.25
	$31,783	$30,968

*     The estimated fair value is based on the estimated amount at which the contracts could be settled based on the forward rates as of September 30, 2005. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company’s banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

4. Stock-Based Compensation

The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs. Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the Statement’s modified prospective application method. Prior to July 1, 2005, the Company followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock compensation.

Under the provisions of SFAS No. 123R, the Company recognizes the fair value of stock compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company’s stock compensation is accounted for as an equity instrument and there have been no liability awards granted.

The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. Stock-Based Compensation (Continued)

Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in previous filings. Under the provisions of SFAS 123R, the Company recorded $1.4 million of stock-based compensation on its consolidated condensed statement of operations for the three months ended September 30, 2005, included in the following expense categories (in thousands):

Three Months Ended September 30, 2005
Cost of service and other	$230
Selling and marketing	408
Research and development	162
General and administrative	641
$1,441

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the three months ended September 30, 2005 were $3.88 and $1.99, respectively, using the following assumptions:

	Three Months Ended September 30, 2005
	Stock Option Plans	Purchase Plan
Average risk-free interest rate	4.06%	3.79%
Expected dividend yield	None	None
Expected life	6.0 Years	0.5 Years
Expected volatility	85%	42%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our common stock over the period commensurate with or longer than the expected life of the options. The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant. The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Term,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.

Based on the Company’s historical voluntary turnover rates, an annualized estimated forfeiture rate of 18% has been used in calculating the cost. Under the true-up provisions of SFAS 123R, additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. Stock-Based Compensation (Continued)

SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if all of the Company’s employee stock options had been accounted for under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period (in thousands, except per-share data).

Three Months Ended September 30, 2004
Net income (loss) attributable to common shareholders—
As reported	$(33,611)
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	815
Pro forma	$(34,426)
Net income (loss) attributable to common shareholders per share—Basic and Diluted
As reported	$(0.80)
Pro forma	(0.82)

During the three months ended September 30, 2004, the weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $4.45 and $2.40, respectively, using the following assumptions:

	Three Months Ended September 30, 2004
	Stock Option Plans	Purchase Plan
Average risk free interest rate	3.49%	1.91%
Expected dividend yield	None	None
Expected life	5 Years	0.5 Years
Expected volatility	100%	100%

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

	Three Months Ended September 30,
	2005	2004
Net income (loss) applicable to common shareholders	$(8,911)	$(33,611)
Basic weighted average common shares outstanding	43,237	41,796
Weighted average potential common shares	—	—
Diluted weighted average shares outstanding	43,237	41,796
Basic and diluted net income (loss) per share applicable to common shareholders	$(0.21)	$(0.80)

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,
	2005	2004
Convertible preferred stock	36,336	36,336
Convertible debt	—	1,071
Preferred stock dividend, to be settled in common stock	3,554	1,614
Options and warrants	21,911	20,481
Total	61,801	59,502

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

6. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Net income (loss)	$(5,133)	$(30,083)
Foreign currency translation	(518)	(91)
Comprehensive income (loss)	$(5,651)	$(30,174)

7. Restructuring Charges and FTC Legal Costs

Restructuring charges and FTC legal costs consist of the following (in thousands):

	Three Months Ended September 30,
	2005	2004
Restructuring charges	$2,199	$21,667
FTC legal costs	—	(159)
	$2,199	$21,508

During the three months ended September 30, 2005, the Company recorded $2.2 million in restructuring charges. Of this amount, $1.2 million relates to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. The remaining $1.0 million relates to revisions of estimates associated with lease exit costs and accretion of the discounted restructuring accruals under previous restructuring plans.

(a)   Q4 FY05 and Q1 FY06

In May 2005 the Company initiated a plan to consolidate several corporate functions and to reduce its operating expenses. The plan to reduce operating expenses primarily resulted in headcount reductions, and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million, recorded in the fourth quarter of fiscal 2005.

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

7. Restructuring Charges and FTC Legal Costs (Continued)

During the three months ended September 30, 2005, the Company recorded $1.2 million related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. As of September 30, 2005, there was $1.7 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$84	$2,460	$2,544
Restructuring charge	306	859	1,165
Restructuring charge—Accretion	—	7	7
Payments	(65)	(1,919)	(1,984)
Accrued expenses, September 30, 2005	$325	$1,407	$1,732
Expected final payment date	May 2007	July 2006

The components of the additional restructuring activities completed are as follows:

Closure/consolidation of facilities:   Approximately $0.3 million of the additional restructuring charge related to the termination of a facility lease. The facility lease had a remaining term of two years. The amount accrued is an estimate of the remaining obligation under the lease, reduced by expected income from the sublease of the underlying properties.

Employee severance, benefits and related costs:   Approximately $0.9 million of the additional restructuring charge related to relocation costs and the reduction in headcount. The relocation costs are associated with employees that relocated during the three months ended September 30, 2005, and consist of the costs of moving the employees and relocation bonuses. The costs associated with reductions in headcount relate to employees that were notified as of June 30, 2005, but continued to provide services to the Company during the three months ended September 30, 2005.

(b)   Q4 FY04 and Q1 FY05

In June 2004, the Company initiated a plan to reduce its operating expenses in order to better align its operating cost structure with the then-current economic environment and to improve its operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During the year ended June 30, 2005, the Company recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. During the three months ended September 30, 2005, the Company recorded a $0.2 million increase to the accrual due to a change in the estimate of future operating costs associated with the facilities.

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

7. Restructuring Charges and FTC Legal Costs (Continued)a

As of September 30, 2005, there was $8.1 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$8,425	$232	$8,657
Change in estimate—Revised assumptions	242	—	242
Restructuring charge—Accretion	102	—	102
Payments	(894)	(50)	(944)
Accrued expenses, September 30, 2005	$7,875	$182	$8,057
Expected final payment date	September 2012	December 2006

(d)   Q2 FY03

In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, we revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which had been affected the most by the economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.1 million. During fiscal 2004, we recorded a $4.9 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations. During fiscal 2005, we recorded a $6.9 million increase to the accrual primarily due to a change in the estimate of the facility vacancy term, extending to the term of the lease. During the three months ended September 30, 2005, the Company recorded a $0.6 million increase to the accrual due to a change in the estimate of future operating costs associated with the facilities.

As of September 30, 2005, there was $11.9 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the three months ended September 30, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Accrued expenses, June 30, 2005	$11,698	$160	$78	$11,936
Change in estimate—Revised assumptions	648	—	—	648
Payments	(646)	(1)	(19)	(666)
Accrued expenses, September 30, 2005	$11,700	$159	$59	$11,918
Expected final payment date	September 2012	Dec 2005	Jan 2006

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

7. Restructuring Charges and FTC Legal Costs (Continued)a

(e)   Q4 FY02

In the fourth quarter of fiscal 2002, the Company initiated a plan to reduce operating expenses and to restructure operations around its two primary product lines, engineering software and manufacturing/supply chain software. The Company reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $13.2 million. During fiscal 2004, the Company recorded a $1.5 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations. During fiscal 2005, the Company recorded a $0.2 million increase to the accrual due to changes in estimates of sublease assumptions and severance settlements.

As of September 30, 2005, there was $0.8 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$782	$111	$893
Change in estimate—Revised assumptions	36	—	36
Payments	(107)	(69)	(176)
Accrued expenses, September 30, 2005	$711	$42	$753
Expected final payment date	September 2012	December 2005

8. Commitments and Contingencies

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

Class Action Suits

In November 2004, two putative class action lawsuits were filed against the Company in the United States District Court District of Massachusetts, captioned, respectively, Fener v. Aspen Technology, Inc., et. al., Civil Action No. 04-12375 (D. Mass.) (filed Nov. 9, 2004) and Stockmaster v. Aspen Technology, Inc., et. al., Civil Action No. 04-12387 (D. Mass.) (filed Nov. 10, 2004) (the “Class Actions”). The Class Actions allege, among other things, that the Company violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various statements about its financial condition for fiscal years 2000 through 2004. On February 2, 2005, the Court consolidated the cases under the caption Aspen Technology, Inc. Securities Litigation, Civil Action No. 04-12375 (D. Mass.), and appointed The Operating Engineers and Construction Industry and Miscellaneous Pension Fund (Local

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

8. Commitments and Contingencies (Continued)

66) and City of Roseville Employees’ Retirement System as lead plaintiff, purporting to represent a putative class of persons who purchased Aspen Technology, Inc. common stock between January 25, 2000 and October 29, 2004. On August 26, 2005, the plaintiffs filed a consolidated amended complaint containing allegations materially similar to the prior complaints and expanding the class action period to December 7, 1999 through March 15, 2005.  No class has yet been certified. The Company has engaged in mediation with the plaintiffs. The Company has recorded a reserve of $1.9 million in the three months ended September 30, 2005. The Company believes that its legal reserves will be adequate to cover any potential settlement. However, if the dispute cannot be settled through such mediation, the Company intends to litigate the dispute vigorously, and in such case, the ultimate outcome could have a material adverse effect on the Company’s financial position or results of operations.

Demand Letter

On April 12, 2005, the Company received a letter dated March 22, 2005 alleging that the officers and directors of AspenTech failed to disclose and misrepresented that the Company inappropriately recognized revenues in the 2000-2002 fiscal years, and that the Company should commence suit for relief equivalent to that sought in the derivative action previously brought against certain present and former executives and directors of the Company that was dismissed with prejudice on August 18, 2005, including requiring certain present and former officers of the Company to return remuneration paid to them while in breach of their fiduciary duties to the Company. The Company is currently unable to determine whether resolution of this matter will have a material adverse impact on its financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of this matter. However, the ultimate outcome could have a material adverse effect on the Company’s financial position or results of operations.

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

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

9. Preferred Stock Financing (Continued)

In the accompanying consolidated condensed statements of operations, the accretion of preferred stock discount and dividend consist of the following (in thousands):

	Three Months Ended September 30,
	2005	2004
Accrual of dividend on Series D preferred stock	$(2,808)	$(2,594)
Accretion of discount on Series D preferred stock	(970)	(934)
Total	$(3,778)	$(3,528)

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

The Company is organized geographically and by line of business. The Company has three major lines of business operating segments: license, consulting services and maintenance and training. The Company also evaluates certain subsets of business segments by vertical industries as well as by product categories. While the Executive Management Committee evaluates results in a number of different ways, the line of business management structure is the primary basis by which the committee assesses financial performance and allocates resources.

The accounting policies of the line of business operating segments are the same as those described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The Company does not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments. The following table presents a summary of operating segments (in thousands):

	License	Consulting Services	Maintenance and Training	Total
Three Months Ended September 30, 2005—
Revenues from external customers	$24,317	$16,885	$18,851	$60,053
Controllable expenses	14,461	11,174	3,441	29,076
Controllable margin(1)	$9,856	$5,711	$15,410	$30,977
Three Months Ended September 30, 2004—
Revenues from external customers	$25,273	$19,118	$18,879	$63,270
Controllable expenses	15,467	15,110	3,689	34,266
Controllable margin(1)	$9,806	$4,008	$15,190	$29,004

(1)          The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

10. Segment Information (Continued)

Profit Reconciliation (in thousands):

	Three Months Ended September 30,
	2005	2004
Total controllable margin for reportable segments	$30,977	$29,004
Selling and marketing	(15,224)	(18,861)
General and administrative and overhead	(17,474)	(19,681)
Restructuring charges and FTC legal costs	(2,199)	(21,508)
Interest and other income and expense, net	(573)	623
Income (loss) before benefit from income taxes	$(4,493)	$(30,423)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2005. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER “FACTORS THAT MAY AFFECT OUR OPERATING RESULTS AND STOCK PRICE” AND ELSEWHERE IN THIS QUARTERLY REPORT.

Overview

Since our founding in 1981, we have developed and marketed software and services to companies in the process industries. In addition to internally generated growth, we have acquired a number of businesses, including Hyprotech on May 31, 2002.

Significant Events—Three Months Ended September 30, 2005

During the three months ended September 30, 2005, we recorded $2.2 million in restructuring charges. Of this amount, $1.2 million relates to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. The remaining $1.0 million relates to revisions of estimates associated with lease exit costs and accretion of the discounted restructuring accruals under previous restructuring plans.

Summary of Restructuring Accruals

Q4 FY05 and Q1 FY06

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

During the three months ended September 30, 2005, we recorded $1.2 million related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. As of September 30, 2005, there was $1.7 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$84	$2,460	$2,544
Restructuring charge	306	859	1,165
Restructuring charge—Accretion	—	7	7
Payments	(65)	(1,919)	(1,984)
Accrued expenses, September 30, 2005	$325	$1,407	$1,732
Expected final payment date	May 2007	July 2006

The components of the additional restructuring activities completed are as follows:

Closure/consolidation of facilities:   Approximately $0.3 million of the additional restructuring charge related to the termination of a facility lease. The facility lease had a remaining term of two years. The amount accrued is an estimate of the remaining obligation under the lease, reduced by expected income from the sublease of the underlying properties.

Employee severance, benefits and related costs:   Approximately $0.9 million of the additional restructuring charge related to relocation costs and the reduction in headcount. The relocation costs are associated with employees that relocated during the three months ended September 30, 2005, and consist of the costs of moving the employees and relocation bonuses. The costs associated with reductions in headcount relate to employees that were notified as of June 30, 2005, but continued to provide services during the three months ended September 30, 2005.

Q4 FY04 and Q1 FY05

In June 2004, we initiated a plan to reduce our operating expenses in order to better align our operating cost structure with the then-current economic environment and to improve our operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During the year ended June 30, 2005, we recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. During the three months ended September 30, 2005, we recorded a $0.2 million increase to the accrual due to a change in the estimate of future operating costs associated with the facilities.

As of September 30, 2005, there was $8.1 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$8,425	$232	$8,657
Change in estimate—Revised assumptions	242	—	242
Restructuring charge—Accretion	102	—	102
Payments	(894)	(50)	(944)
Accrued expenses, September 30, 2005	$7,875	$182	$8,057
Expected final payment date	September 2012	December 2006

Q2 FY03

In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, we revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which had been affected the most by the economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.1 million. During fiscal 2004, we recorded a $4.9 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations. During fiscal 2005, we recorded a $6.9 million increase to the accrual primarily due to a change in the estimate of the facility vacancy term, extending to the term of the lease. During the three months ended September 30, 2005, we recorded a $0.6 million increase to the accrual due to a change in the estimate of future operating costs associated with the facilities.

As of September 30, 2005, there was $11.9 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the three months ended September 30, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Accrued expenses, June 30, 2005	$11,698	$160	$78	$11,936
Change in estimate—Revised assumptions	648	—	—	648
Payments	(646)	(1)	(19)	(666)
Accrued expenses, September 30, 2005	$11,700	$159	$59	$11,918
Expected final payment date	September 2012	Dec 2005	Jan 2006

Q4 FY02

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

As of September 30, 2005, there was $0.8 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$782	$111	$893
Change in estimate—Revised assumptions	36	—	36
Payments	(107)	(69)	(176)
Accrued expenses, September 30, 2005	$711	$42	$753
Expected final payment date	September 2012	December 2005

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

•       Allowance for doubtful accounts, and

•       Accounting for securitization of installments receivable.

Revenue Recognition—Software Licenses

We recognize software license revenue in accordance with Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4 “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition,” and SOP No. 98-9, “Software Revenue Recognition with Respect to Certain Transactions,” as well as the various interpretations and clarifications of those statements. These statements require that four basic criteria must be satisfied before software license revenue can be recognized:

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

In prior years we recorded charges related to the impairment of certain long-lived assets and technology related intangible and computer software development assets. The timing and size of future impairment charges involves the application of management’s judgment and estimates and could result in the impairment of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $55.4 million as of September 30, 2005.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by certain consolidated condensed statement of operations data for the periods indicated:

	Three Months Ended September 30,
	2005	2004
Software licenses	40.5%	39.9%
Service and other	59.5	60.1
Total revenues	100.0	100.0
Cost of software licenses	6.3	6.2
Cost of service and other	28.7	35.0
Amortization of technology related intangible assets	3.0	2.8
Total cost of revenues	38.0	44.0
Gross margin	62.0	56.0
Operating costs:
Selling and marketing	31.0	35.4
Research and development	16.8	19.3
General and administrative	17.0	16.5
Restructuring charges and FTC legal costs	3.7	34.0
(Gain) loss on sale of assets	0.1	(0.6)
Total operating costs	68.6	104.5
Income from operations	(6.6)	(48.5)
Other income (expense), net	(1.1)	(0.6)
Interest income, net	0.2	1.0
Income before provision for income taxes	(7.5)%	(48.1)%

Comparison of the Three Months Ended September 30, 2005 and 2004

New Stock-Based Compensation Accounting Pronouncement

Effective July 1, 2005, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, using the Statement’s modified prospective application method. Prior to July 1, 2005, we followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock compensation.

Under the provisions of SFAS 123R, we now recognize the fair value of stock compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period of four years.

We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in previous filings.

Under the provisions of SFAS 123R, we recorded $1.4 million of stock compensation on our consolidated condensed statement of operations for the three months ended September 30, 2005, included in the following expense categories (in thousands):

Cost of service and other	$230
Selling and marketing	408
Research and development	162
General and administrative	641
$1,441

Total Revenues

Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for the three months ended September 30, 2005 decreased 5.1% to $60.1 million from $63.3 million in the three months ended September 30, 2004. Total revenues from customers outside the United States were $35.6 million or 59.2% of total revenues for the three months ended September 30, 2005 as compared to $40.4 million or 63.8% of total revenues for the three months ended September 30, 2004. The geographical mix of revenues can vary from period to period.

Software License Revenues

Software license revenues represented 40.5% of total revenues for the three months ended September 30, 2005 compared to 39.9% for the three months ended September 30, 2004. Revenues from software licenses in the three months ended September 30, 2005 decreased 3.8% to $24.3 million from $25.3 million in the three months ended September 30, 2004. Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers.

Service and Other Revenues

Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended September 30, 2005 decreased 6.0% to $35.7 million from $38.0 million for the three months ended September 30, 2004. This decrease was attributable primarily to the consulting services business. Consulting services decreased due to the December 2004 sale of a portion of our consulting business to Honeywell, as part of our settlement with the Federal Trade Commission, or FTC.

Cost of Software Licenses

Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging. Cost of software licenses for the three months ended September 30, 2005 decreased 4.0% to $3.8 million from $3.9 million for the three months ended September 30, 2004. Cost of software licenses as a percentage of revenues from software licenses was 15.6% for the three months ended September 30, 2005 and the three months ended September 30, 2004.

Cost of Service and Other

Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for the three months ended September 30, 2005 decreased 22.0% to $17.2 million from $22.1 million for the three months ended

September 30, 2004. The decrease in cost was primarily due to decreased payroll and payroll-related costs of $2.8 million, as we have utilized lower-cost third party providers in certain engagements, and decreased rent and facility costs of $1.0 million related to actions taken in recent restructuring plans.

Profit margins associated with service and other revenues increased to 51.7% for the three months ended September 30, 2005 from 41.8% for the three months ended September 30, 2004. This margin improvement was the result of reducing payroll and payroll-related costs and rent and facility costs, as noted above, in addition to improvements in utilization rates.

Amortization of Technology-Related Intangibles

Amortization of technology related intangibles for the three months ended September 30, 2005 and 2004 was $1.8 million. As a percentage of total revenues, amortization of technology related intangibles was 3.0% for the three months ended September 30, 2005, as compared to 2.8% for the three months ended September 30, 2004.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2005 decreased 16.7% to $18.6 million from $22.4 million for the three months ended September 30, 2004, while decreasing as a percentage of total revenues to 31.1% from 35.4%. The decrease was primarily due to a $1.3 million decrease in payroll and payroll-related costs, a $1.3 million decrease in rent and facility costs related to actions taken in recent restructuring plans, a $1.3 million decrease in marketing costs, and a $0.5 million decrease in external sales commissions. These decreases were offset in part by $0.4 million in stock compensation recorded in the three months ended September 30, 2005.

Research and Development Expenses

Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Research and development expenses for the three months ended September 30, 2005 decreased 16.8% to $10.1 million from $12.2 million for the three months ended September 30, 2004, and decreased as a percentage of total revenues to 16.9% from 19.3%. The decrease was primarily attributable to a $0.6 million decrease in payroll and payroll-related costs and a $0.6 million decrease in rent and facility costs related to actions taken in recent restructuring plans, and a $0.6 million decrease in consulting costs.

We capitalized software development costs that amounted to 17.4% of our total research and development costs during the three months ended September 30, 2005, as compared to 19.6% during the three months ended September 30, 2004.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of other intangible assets. General and administrative expenses for the three months ended September 30, 2005 decreased 2.3% to $10.2 million from $10.4 million for the three months ended September 30, 2004, and increased as a percentage of total revenues to 17.0% from 16.5%. This decrease was attributable to a $1.5 million decrease in litigation defense and settlement costs, a $0.5 million decrease in payroll and payroll-related costs and a $0.3 million decrease in rent and facility costs related to actions taken in recent restructuring plans, partially offset by a $1.3 million increase in accounting and consulting fees and $0.6 million in stock compensation recorded in the three months ended September 30, 2005.

Restructuring Charges and FTC Legal Costs

During the three months ended September 30, 2005, we recorded $2.2 million in restructuring charges. Of this amount, $1.2 million related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. The remaining $1.0 million related to revisions of estimates associated with lease exit costs and accretion of the discounted restructuring accruals under previous restructuring plans.

Gain/ loss on sale of assets

Gain/loss on sale of assets decreased from a gain of $0.3 million to a loss of $0.1 million. During the three months ended September 2004, we completed the sale of the AXSYS product line to Bentley Systems as set forth in the FTC consent decree. We recorded a gain of $0.3 million for this transaction.

Interest Income

Interest income is generated from investment of excess cash in short-term investments, from the license of software pursuant to installment contracts, and from the accretion to fair value of our retained interest in sold receivables. Under these installment contracts, we offer a customer the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of our engineering product customers have elected to license these products through installment contracts. Included in the annual payments is an implicit interest rate established by us at the time of the license. As we sell more perpetual licenses for value chain solutions, these sales are being paid for in forms that are generally not installment contracts. If the percentage of sales from installment contracts decreases, interest income in future periods may be reduced.

The interest earned by us on the installment contract portfolio in any one year is the result of the implicit interest rate established by us on installment contracts and the size of the contract portfolio. Interest income for the three months ended September 30, 2005 decreased 77.7% to $0.4 million from $1.7 million for the three months ended September 30, 2004. This decrease is due to the securitization of approximately $71.2 million of our installments receivable in June 2005.

Interest Expense

Interest expense is generated from interest charged on our 5-1/4% convertible subordinated debentures due June 15, 2005, which we refer to as our convertible debentures, notes payable and capital lease obligations. Interest expense was $0.2 million for the three months ended September 30, 2005 and $1.1 million for the three months ended September 30, 2004. This decrease in interest expense resulted from the retirement of our convertible debentures in June 2005.

Tax Rate

The tax provision recorded during the three months ended September 30, 2005 primarily relates to state and foreign taxes. We did not record a domestic income tax benefit for the three months ended September 30, 2005 and 2004, as we provided a full valuation against the domestic tax net operating loss carryforwards that were generated during the periods. The tax benefit recorded during the three months ended September 30, 2004 related to losses incurred in foreign locations.

Liquidity and Capital Resources

During the three months ended September 30, 2005, operating activities used $19.3 million of cash primarily due to the operating loss and cash payments related to restructuring, legal and financing accruals, offset by the collection of accounts receivable. Investing activities used $2.4 million of cash as a result of the purchase of property and equipment and the capitalization of computer software development costs. Financing activities provided $1.3 million of cash primarily due to the issuance of shares under our employee stock purchase plan and due to the exercise of stock options.

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

On June 15, 2005, we securitized outstanding installment software license receivables totaling $71.2 million. Such securitization was structured in manner so that the securitization qualified as a sale.  We received $43.8 million of cash and retained an interest in the sold receivables initially valued at $16.6 million. We also retained certain limited recourse obligations relative to the receivables valued at approximately $1.0 million. Overall, the transaction (including $2.1 million in aggregate fees and expenses, including fees of the lenders’ agent and fees of our outside legal counsel and financial advisors) resulted in a loss of $13.9 million in the quarter ended June 30, 2005 and was recorded as a loss on sales and disposals of assets. We expect that we would have received approximately $21.8 million, $18.3 million and $14.0 million of cash flows from these installments receivable during fiscal years 2006, 2007 and 2008, if not for the securitization of the receivables.

In August 2003, we issued and sold 300,300 shares of Series D-1 convertible preferred stock, or Series D-1 preferred, along with warrants to purchase up to 6,006,006 shares of common stock, which we refer to as the WD warrants, for an aggregate purchase price of $100.0 million. Concurrently, we paid $30.0 million and issued 63,064 shares of Series D-2 convertible preferred stock, or Series D-2 preferred, along with warrants to purchase 791,044 shares of common stock, which we refer to as the WB warrants, and WD warrants to purchase up to 1,261,280 shares of common stock, to repurchase all of the outstanding Series B-I and Series B-II convertible preferred stock, which we refer to as the Series B preferred. The Series D-1 preferred and Series D-2 preferred, which we refer to collectively as the Series D preferred, earns cumulative dividends at an annual rate of 8% that are payable when and if declared by the board, in cash or, subject to certain conditions, common stock. Each share of Series D preferred currently is convertible into 100 shares of common stock, subject to anti-dilution and other adjustments. As a result, the shares of Series D preferred currently are convertible into an aggregate of 36,336,400 shares of common stock. The Series D preferred is subject to redemption at the option of the holders as follows: 50% on or after August 14, 2009 and 50% on or after August 14, 2010.

We have had arrangements to sell installments receivable to three financial institutions, General Electric Capital Corporation, Bank of America and Silicon Valley Bank. We sold certain installment contracts for aggregate proceeds of approximately $8.5 million and $25.6 million during the three months ended September 2005 and 2004, respectively. As of September 30, 2005, there was approximately $70 million in additional availability under the arrangements. We expect to continue to have the ability to sell receivables, as the collection of the sold receivables will reduce the outstanding balance, and the availability under the arrangements can be increased. At September 30, 2005, we had a partial recourse obligation that was within the range of $0.5 million to $2.4 million.

In January 2003, we executed a loan arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (1) $15.0 million or (2) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (1) $10.0 million or (2) 80% of eligible foreign receivables. The lines of credit bear interest at the bank’s prime rate (6.75% at September 30, 2005) plus 0.5%. We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit initially are collateralized by nearly all of our assets, but upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of September 30, 2005, there was $9.3 million in letters of credit outstanding under the line of credit, and there was $1.3 million available for future borrowing. The loan arrangement expires in July 2006.

As of September 30, 2005, we had cash and cash-equivalents totaling $47.7 million. Our commitments as of September 30, 2005 consisted of debt obligations and leases for our headquarters and other facilities. Other than these, there were no other commitments for capital or other expenditures. Our obligations related to these items at September 30, 2005 were as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$8,183	$9,467	$7,777	$7,589	$7,123	$21,262	$61,401
Debt obligations	775	172	115	—	—	—	1,062
Total commitments	$8,958	$9,639	$7,892	$7,589	$7,123	$21,262	$62,463

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

Term license renewal negotiations may be difficult and more time consuming than negotiations for new licenses. Moreover, customers may choose not to renew term licenses, resulting in reduced revenue to us. In addition, customers may wish to negotiate renewals of term licenses on terms and conditions that require us to change the way we recognize revenue under our existing revenue recognition practices at the time of such renewal with such customers. Any such changes could result in a material adverse effect on our results.

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

We have identified six material weaknesses in our internal control over financial reporting as of September 30, 2005 that, if not remedied effectively, could result in material misstatements in our financial statements for future periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2005, and identified six material weaknesses, which weaknesses were previously reported and described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2005. A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The material weaknesses identified by management as of June 30, 2005 and again at September 30, 2005 consisted of:

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

Because of these material weaknesses, management concluded that, as of September 30, 2005, our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

We are continuing to implement a number of remedial measures designed to address the material weaknesses identified as of September 30, 2005. We expect to complete implementation of these remedial initiatives during fiscal 2006. If these remedial initiatives are insufficient to address the six identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may be subject to class action litigation, and our common stock may be delisted from the Nasdaq National Market. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that are required to be included in our Annual Reports on Form 10-K.  Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reports.

We face risks related to securities litigation and investigations that could have a material adverse effect on our business, financial condition and results of operations.

Following the announcement in October 2004 of an investigation by the audit committee of our board of directors into the accounting treatment of certain software license transactions in prior fiscal years, we and certain of our current and former officers and directors were named as defendants in a securities class action lawsuit filed in Massachusetts federal district court, alleging violations of the Exchange Act and claiming material misstatements concerning our financial condition and results. Defending against existing and potential litigation relating to the restatement of our consolidated financial statements will likely require significant attention and resources of management. Regardless of the outcome, such litigation and investigation will result in significant legal expenses and may cause our customers, employees and investors to lose confidence in our company.

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

Generally accepted accounting principles, or GAAP, in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, we recognize software license revenue in accordance with SOP 97-2, as amended by SOP 98-4 and SOP 98-9. The accounting profession continues to discuss certain provisions of relevant accounting literature with the objective of providing additional guidance on potential interpretations related to software revenue recognition and “multiple element arrangements” in which a single contract includes a software license, a maintenance services agreement and/or other “elements” that are bundled together in a total offering to the customer. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of revenue recognition.

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

We face increased competition as a result of the sale of our operator training business and Hyprotech intellectual property to Honeywell and the settlement of proceedings with KBC Advanced Technologies, in addition to competition we have faced in the past, and if we do not compete successfully, we may lose market share.

As a result of the consent decree we entered into with the FTC, and the related transactions with Honeywell and Bentley Systems, we transferred our AXSYS product line, our operator training business, and rights to the intellectual property of the Hyprotech product line. The ability of Honeywell to compete against our Hyprotech engineering product, the loss of our operator training business, the ability of Bentley Systems to compete against our Zyqad product line, and the increased costs of our support obligations to Honeywell under the two year support agreement may have a material adverse effect on our operations. The Hyprotech engineering products are material to our current business and strategy, and any decrease in our revenues from these products may have a material adverse impact on our results of operations. Because Honeywell may license the Hyprotech engineering products on more favorable terms than we may offer, sell the Hyprotech engineering products to companies that are customers of both Honeywell and us, and bundle the Hyprotech engineering products with its other products for the process industries, Honeywell may harm our ability to compete in the marketplace, including our ability to negotiate license renewals with our current customers.

In addition, as part of our settlement with KBC Advanced Technologies, we agreed to recognize KBC’s right to develop, market and license HYSYS.Refinery, KBC’s refinery-wide simulation product which competes with our refinery-wide simulation product, Aspen RefSYS. As a result of this settlement, we may encounter increased competition from KBC, which could decrease our market share and our revenues.

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

If economic conditions and the markets for our products do not continue to improve, sales of our product lines, particularly our manufacturing/supply chain product suites, will be adversely affected.

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

We derived approximately 50% of our total revenues from customers outside the United States in the three months ended September 30, 2005 and 2004. We anticipate that revenues from customers outside the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

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

Our ability to establish and maintain a position of technology leadership in the highly competitive software market depends in large part upon our ability to attract and retain highly qualified managerial, sales and technical personnel. We have recently had a number of changes in our senior management. We announced the resignation of our senior vice president of global sales in August 2004 and the resignation of our president and chief executive officer in November 2004, and we also announced the retirement from our board of directors of Lawrence B. Evans, our founder who was serving as chairman of our board, in January 2005. Mark E. Fusco, who became our president and chief executive officer on January 3, 2005, had been serving as a member of our board of directors for one year and has not previously served as the chief executive officer of a publicly traded company.  In addition, several of our executive officers have not entered into employment agreements with us. In the future, we may experience the departure of senior executives due to competition for talent from start-ups and other companies.

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

The Sarbanes-Oxley Act, which became law in July 2002, and new rules subsequently implemented by the SEC and the Nasdaq National Market have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our annual legal and financial compliance costs, have made some activities more time-consuming and costly, and could expose us to additional liability. We incurred approximately $1.4 million in Sarbanes-Oxley related expenses in our fiscal year ended June 30, 2005, and we expect to continue to incur significant Sarbanes-Oxley related expenses for the foreseeable future.. In addition, these rules and regulations may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Sarbanes-Oxley Act or other related legislation or regulation.

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

Our common stockholders may experience further dilution as a result of provisions contained in our outstanding Series D preferred and warrants.

The terms of our outstanding securities may result in substantial dilution to existing common stockholders. In August 2003, we issued 300,300 shares of Series D-1 preferred and delivered cash and 63,064 shares of Series D-2 preferred in consideration for the surrender of all of our outstanding Series B preferred. Each share of our Series D preferred is currently convertible, at the holder’s option, into 100 shares of our common stock and may be converted into additional shares of our common stock upon certain events as a result of antidilution provisions in our charter. In addition, we issued the WD warrants and exchanged existing warrants to purchase 791,044 shares of common stock for the WB warrants. The WD warrants and WB warrants are currently exercisable for an aggregate of 8,058,330 shares of our common stock and may be converted into additional shares upon certain events as a result of antidilution provisions in the warrants. The Series D preferred, together with the WD warrants and WB warrants, were issued to several investment partnerships managed by Advent International Corporation and to holders of our Series B preferred.

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

Our sales of receivables are an important part of our cash management program. We currently have arrangements to sell long-term contracts to three financial institutions, General Electric Capital Corporation, Bank of America and Silicon Valley Bank. These contracts represent amounts due over the life of existing term licenses. Under the three arrangements, we sold installments receivable of $8.5 million during the three months ended September 30, 2005. In addition, on June 15, 2005, we securitized outstanding installment software license receivables totaling $71.2 million. Such securitization was structured in manner so that the securitization qualified as a sale. We received $43.8 million of cash and retained an interest in the sold receivables valued at $16.6 million. The proceeds of this transaction were used to retire a portion of our convertible debentures. During the three months ended September 30, 2005, our installments receivable balance increased to $27.8 million at September 30, 2005 from $24.8 million at June 30, 2005. Our ability to continue these arrangements or replace them with similar arrangements is important to maintain adequate funding. If there is insufficient interest from third parties in purchasing our installments receivable contracts, our ability to generate cash required to meet our financial obligations may be impaired. If we cannot generate sufficient cash to meet these obligations through the sales of our installments receivable contracts, we may be required to incur additional indebtedness or raise additional capital.

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

As of September 30, 2005, the Series D preferred (as converted to common stock) represented 41.3% of our outstanding common stock and the WB and WD warrants were exercisable for a number of shares representing 9.2% of our outstanding common stock (ignoring certain limitations on the ability to convert such shares or exercise such warrants). As a result, the holders of the Series D preferred and the WB and WD warrants, if acting together, would have the ability to delay or prevent a change in control of our company that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Information relating to quantitative and qualitative disclosure about market risk is set forth in note 3 under the caption “Notes to Consolidated Condensed Financial Statements,” and below under the caption “Derivative Instruments and Hedging.”

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

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars ($ in thousands)

	Fair Value at September 30, 2005	Maturing in FY2006
Cash Equivalents	$47,700	$47,700
Weighted Average Interest Rate	3.54%	3.54%
Investments	$—	$—
Weighted Average Interest Rate	—%	—%
Total Portfolio	$47,700	$47,700
Weighted Average Interest Rate	3.54%	3.54%

Impact of Foreign Currency Rate Changes

During the first three months of fiscal 2006, the U.S. dollar generally remained stable as compared to the European currencies, weakened as compared to the Canadian currency and strengthened as compared to the Asia/Pacific currencies. The translation of our intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts and installment receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $20.0 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Euro and Canadian currencies, which represented underlying customer accounts receivable transactions at September 30, 2005. The underlying customer installments receivable transactions consist of assets carried on our balance sheet and assets that were transferred to our subsidiary as part of the securitization of installments receivable, for which we have assumed the exposure associated with changes in foreign exchange rates. At each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currencies are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and losses related to these instruments during the three months ended September 2005 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, operating results or cash flows resulting from the use of these instruments. There can be no assurance, however, that these strategies will be effective or that transaction losses can be limited or forecasted accurately.

The following table provides information about our forward contracts, as of September 30, 2005, to sell foreign currencies for U.S. dollars. All of these contracts relate to customer accounts and installments receivable. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value on the contract as of September 30, 2005.

Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

Currency	Average Contract Rate	Forward Amount in U.S. Dollars (in thousands)	Contract Origination Date	Contract Maturity Date
Euro	0.80	$20,177	Various: Oct 04—Sep 05	Various: Oct 05—Sep 06
Japanese Yen	107.03	5,314	Various: Aug 04—Sep 05	Various: Oct 05—Sep 06
Canadian Dollar	1.23	3,005	Various: Oct 04—Sep 05	Various: Oct 05—Aug 06
British Pound Sterling	0.54	2,321	Various: Aug 04—Sep 05	Various: Oct 05—Jul 06
Swiss Franc	1.25	966	Various: Jul 0—Sep 055	Various: Oct 05—Jul 06
Total		$31,783

Item 4.                        Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We previously reported six material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which were described in Item 9A and Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, which we filed on September 13, 2005. A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of these material weaknesses in our internal control over financial reporting, which were not remediated as of September 30, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2005.

Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 describes the initiatives we implemented prior to June 30, 2005 to address these previously reported material weaknesses. During the quarter ended September 30, 2005, we conducted additional assessments and further developed our remediation plan designed to address these material weaknesses.  During that fiscal quarter, we also accomplished a limited number of the measures initially identified in our remediation plan. However, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Following September 30, 2005 and prior to the filing of this quarterly report on Form 10-Q, we implemented the following initiatives to address our previously reported material weaknesses:

•       We have taken steps to address the inadequate staffing of our accounting and finance organization, including hiring additional general accountants, a manager of revenue operations, a credit and collections manager, a sales tax analyst and additional accounts payable and payroll specialists;

•       We have taken steps to improve our procedures relating to approving and recording foreign agent commissions, including redefining the identification, approval, recording and monitoring processes for agents and increasing coordination amongst our internal functional organizations;

•       We have completed an inventory of software currently held by our resellers;

•       We have implemented a policy requiring each customer to provide written confirmation of acceptance of ongoing maintenance;

•       We have enhanced our documentation regarding our pricing policies relating to consulting services and software maintenance services;

•       We have enhanced our policies and procedures relating to determining the creditworthiness of new and existing customers;

•       We have engaged external collections agencies in North America and in Asia to assist with the collection of outstanding accounts receivable in those regions;

•       We have enhanced our bad debt policies to clarify when reserves and write-offs are required and have implemented procedures designed to assess the proper valuation of our accounts receivable reserves;

•       We have implemented policies and procedures to identify and add accounts, including bank accounts, to our general ledger charts on a timely basis;

•       We have enhanced our existing policies and procedures relating to general ledger account reconciliations, including establishment of a formal escalation method to notify senior financial management of accounts that have unreconciled variances;

•       We have enhanced our existing monthly closing meetings to improve our financial review process;

•       We have implemented policies and procedures for the determination, review and documentation of income tax and sales tax liabilities and deferred income tax assets and liabilities as well as for preparing income tax provision calculations; and

•       We have identified and are taking steps to close or consolidate certain of our bank accounts and update bank signatory authorizations as appropriate.

In addition, we are also implementing the following initiatives, all of which we expect to complete by June 30, 2006:

•       We are actively recruiting additional accounting and finance personnel, including a corporate controller, a manager of financial reporting and additional experienced  personnel and specialists;

•       We are continuing to consolidate our North American accounting operations into a single shared service center at our Cambridge, Massachusetts headquarters;

•       We will continue to increase the number of internal personnel and external agencies engaged in the collections process and pursue all appropriate legal measures, in order to collect outstanding accounts receivable in a more timely manner;

•       We intend to increase the frequency and scope of training on revenue recognition accounting for accounting, finance and operations personnel;

•       We will continue to schedule and hold periodic meetings of cross-functional teams to improve communication and provide additional training;

•       We intend to implement formal policies and procedures to ensure that our accounting and analysis of intangible assets, reserves and accruals are adequately supported and documented;

•       We intend to implement procedures for the timely preparation of memoranda to support all non-routine transactions;

•       We intend to implement formal policies and procedures to ensure that accurate invoices are submitted to customers and that all invoices paid by customers are recorded accurately and timely in our records; and

•       We will continue to enhance our existing policies and procedures related to the maintenance of bank accounts, including a periodic evaluation of our existing accounts to determine if there are accounts that can be closed or consolidated and if bank signatory authorizations have been updated appropriately.

We have designed these various initiatives to address all of our previously reported material weaknesses. The remedial measures implemented by us to date will not in and of themselves remediate the material weaknesses, and certain of these remedial measures will require some time to be fully implemented or to take full effect.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements. Over time, the controls and procedures we have implemented may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. The actual efficacy of these initiatives and of our controls and procedures is subject to continuing review by our management, supported by confirmation and testing by our management and internal and external auditors.

If the remedial measures described above are insufficient to address any of the six identified material weaknesses, our financial statements may contain material misstatements. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weakness could have the effects described in “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that may affect our operating results and stock price - We have identified six material weaknesses in our internal control over financial reporting as of September 30, 2005 that, if not remedied effectively, could result in material misstatements in our financial statements for future periods.”

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

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

U.S. Attorney’s Office Investigation

On October 29, 2004, we announced that we had received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents relating to transactions to which we were a party during the 2000 to 2002 time frame, associated documents dating from January 1, 1999, and additional materials. We have cooperated fully with the subpoena requests and in the investigation by the U.S. Attorney’s Office.

Class Action Suits

In November 2004, two putative class action lawsuits were filed against us in the United States District Court District of Massachusetts, captioned, respectively, Fener v. Aspen Technology, Inc., et. al., Civil Action No. 04-12375 (D. Mass.) (filed Nov. 9, 2004) and Stockmaster v. Aspen Technology, Inc., et. al., Civil Action No. 04-12387 (D. Mass.) (filed Nov. 10, 2004) (the “Class Actions”). The Class Actions allege, among other things, that we violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various statements about our financial condition for fiscal years 2000 through 2004. On February 2, 2005, the Court consolidated the cases under the caption Aspen Technology, Inc. Securities Litigation, Civil Action No. 04-12375 (D. Mass.), and appointed The Operating Engineers and Construction Industry and Miscellaneous Pension Fund (Local 66) and City of Roseville Employees’ Retirement System as lead plaintiff, purporting to represent a putative class of persons who purchased our common stock between January 25, 2000 and October 29, 2004. On August 26, 2005, the plaintiffs filed a consolidated amended complaint containing allegations materially similar to the prior complaints and expanding the class action period to December 7, 1999 through March 15, 2005.  No class has yet been certified. We have engaged in mediation with the plaintiffs. We have recorded a reserve of $1.9 million in the three months ended September 30, 2005. We believe that our legal reserves will be adequate to cover any potential settlement. However, if the dispute cannot be settled through such mediation, we intend to litigate the dispute vigorously, and in such case, the ultimate outcome could have a material adverse effect on our financial position or results of operations.

Demand Letter

On April 12, 2005, we received a letter dated March 22, 2005 alleging that our officers and directors failed to disclose and misrepresented that we inappropriately recognized revenues in the 2000-2002 fiscal years, and that we should commence suit for relief equivalent to that sought in the derivative action previously brought against certain of our present and former executives and directors that was dismissed with prejudice on August 18, 2005, including requiring certain of our present and former officers to return remuneration paid to them while in breach of their fiduciary duties. We are currently unable to determine whether resolution of this matter will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of this matter. However, the ultimate outcome could have a material adverse effect on our financial position or results of operations.

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

ASPEN TECHNOLOGY, INC.
Date: November 9, 2005	By:	/s/ MARK FUSCO
Mark Fusco
President and Chief Executive Officer
Date: November 9, 2005	By:	/s/ CHARLES F. KANE
Charles F. Kane
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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