Form 10-Q
period 2005-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2006-02-09
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED DECEMBER 31, 2005
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                     Accelerated filer ☒                         Non-accelerated filer ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of February 7, 2006, there were 44,056,772 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPEN TECHNOLOGY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and in thousands)

	December 31, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$57,458	$68,149
Accounts receivable, net	44,615	52,254
Unbilled services	9,533	9,826
Current portion of long-term installments receivable, net	10,632	5,355
Deferred tax asset	702	692
Prepaid expenses and other current assets	9,115	11,483
Total current assets	132,055	147,759
Long-term installments receivable, net	28,746	19,425
Retained interest in sold receivables, net	17,145	16,667
Property and leasehold improvements, at cost	50,012	50,824
Accumulated depreciation and amortization	(40,719)	(39,436)
	9,293	11,388
Computer software development costs, net	15,919	17,411
Purchased intellectual property, net	447	730
Other intangible assets, net	8,538	12,123
Goodwill	14,713	14,729
Deferred tax asset	1,293	1,354
Other assets	2,536	2,656
	$230,685	$244,242
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$502	$1,042
Accounts payable and accrued expenses	65,936	84,407
Unearned revenue	30,322	23,480
Deferred revenue	27,213	34,854
Total current liabilities	123,973	143,783
Long-term debt and obligations, less current maturities	234	338
Deferred revenue, less current portion	1,156	2,093
Deferred tax liability	2,780	2,760
Other liabilities	22,237	23,143
Redeemable Preferred Stock
Outstanding—363,364 shares as of December 31, 2005 and June 30, 2005	128,831	121,210
Stockholders’ equity (deficit):
Common stock
Outstanding—43,925,681 as of December 31, 2005 and 41,483,423 as of June 30, 2005	4,416	4,330
Additional paid-in capital	351,342	345,278
Accumulated deficit	(403,337)	(398,727)
Accumulated other comprehensive income (loss)	(434)	547
Treasury stock, at cost	(513)	(513)
Total stockholders’ equity (deficit)	(48,526)	(49,085)
	$230,685	$244,242

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except for per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Software licenses	$41,690	$36,732	$66,007	$62,005
Service and other	34,701	34,893	70,437	72,890
Total revenues	76,391	71,625	136,444	134,895
Cost of software licenses	4,244	4,731	8,026	8,672
Cost of service and other	17,859	21,913	35,103	44,021
Amortization of technology related intangibles	1,773	1,778	3,555	3,552
Total Cost of Revenues	23,876	28,422	46,684	56,245
Gross Profit	52,515	43,203	89,760	78,650
Operating Costs:
Selling and marketing	20,624	23,401	39,271	45,776
Research and development	11,771	11,574	21,905	23,757
General and administrative	9,884	12,694	20,069	23,121
Restructuring charges and FTC legal costs	995	219	3,194	21,727
Loss (gain) on sales and disposals of assets	316	5	377	(357)
Total Operating Costs	43,590	47,893	84,816	114,024
Income (loss) from operations	8,925	(4,690)	4,944	(35,374)
Other income (expense), net	1,055	351	392	(42)
Interest income, net	244	657	395	1,311
Income (loss) before income tax benefit (provision)	10,244	(3,682)	5,731	(34,105)
Income tax benefit (provision)	(2,080)	573	(2,720)	913
Net income (loss)	8,144	(3,109)	3,011	(33,192)
Accretion of preferred stock discount and dividend	(3,843)	(3,589)	(7,621)	(7,117)
Net income (loss) applicable to common shareholders	$4,301	$(6,698)	$(4,610)	$(40,309)
Basic net income (loss) per share applicable to common shareholders	$0.10	$(0.16)	$(0.11)	$(0.96)
Diluted net income (loss) per share applicable to common shareholders	$0.08	$(0.16)	$(0.11)	$(0.96)
Weighted average shares outstanding—Basic	43,743	42,153	43,491	41,974
Weighted average shares outstanding—Diluted	52,765	42,153	43,491	41,974

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,011	$(33,192)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,715	13,094
Stock-based compensation	3,372	—
Asset impairment charges, write-offs under restructuring charges, and (gains) losses on sales and disposals of assets	377	1,190
Accretion of discount on retained interest in sold receivables	(478)	—
Deferred income taxes	100	(176)
Decrease in accounts receivable	7,301	1,142
Decrease in unbilled services	168	5,128
Decrease (increase) in installments receivable	(14,598)	5,085
Decrease (increase) in prepaid expenses and other current assets	2,283	(20)
Decrease in accounts payable and accrued expenses	(18,940)	(13,519)
Increase in unearned revenue	6,788	2,752
Decrease in deferred revenue	(8,575)	(8,624)
Increase (decrease) in other liabilities	(906)	11,427
Net cash used in operating activities	(8,382)	(15,713)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(1,344)	(4,036)
Decrease in other long-term assets	119	180
Capitalization of computer software development costs	(3,040)	(3,872)
Net cash used in investing activities	(4,265)	(7,728)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock purchase plans	445	1,297
Exercise of stock options	2,276	1,932
Payments of long-term debt and capital lease obligations	(644)	(1,045)
Net cash provided by financing activities	2,077	2,184
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(121)	467
DECREASE IN CASH AND CASH EQUIVALENTS	(10,691)	(20,790)
CASH AND CASH EQUIVALENTS, beginning of period	68,149	107,677
CASH AND CASH EQUIVALENTS, end of period	$57,458	$86,887

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.   Interim Condensed and Consolidated Financial Statements

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these unaudited interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2005, which are contained in the Annual Report on Form 10-K of Aspen Technology, Inc. (the Company), as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of June 30, 2005 has been derived from the consolidated financial statements that have been audited by the Company’s independent auditors. The results of operations for the six-month period ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2.   Sale of Installments Receivable

Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rate utilized for the three and six months ended December 31, 2005 and 2004 was 8.0%

The Company has arrangements to sell certain of its installments receivable to three financial institutions. The Company sold, with limited recourse, certain of its installment contracts for aggregate proceeds of approximately $25.5 million and $35.2 million during the three and six months ended December 31, 2005, respectively, and $25.6 million and $51.2 million during the three and six months ended December 31, 2004, respectively. The financial institutions have certain recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company’s contracts with the financial institutions. Collections of these receivables reduce the Company’s recourse obligations, as defined. Generally, no gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company to record the installments receivable initially and the discount rate that the financial institutions are willing to use to purchase such receivables.

At December 31, 2005, there was approximately $65 million of additional availability under the arrangements. The Company expects that there will be continued ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. The Company’s potential recourse obligation related to these contracts ranges from $0.4 million to $2.1 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

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

Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures have historically resulted from portions of the Company’s installments receivable that are denominated in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen, Canadian Dollar and the British Pound Sterling. In addition, the Company incurred a potential exposure as part of the June 2005 securitization of installments receivable, in that the Company is obligated to cover the exposure in the installments receivable that were sold resulting from changes in foreign currency exchange rates.

The foreign exchange contracts are entered into to hedge installments receivable, which are either held or securitized, made in the normal course of business, and accordingly are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies.

The Company’s obligation to cover the potential exposure in the securitized installments receivable represents an embedded derivative. The Company calculates the value of this obligation at each balance sheet date, and if the value of the embedded derivative represents an obligation, the fair value is recorded as a liability. To the extent that valuation of this obligation represents an asset to the Company, no entry is recorded because the embedded derivative does not contain upside potential. As of December 31, 2005, the value of this embedded derivative represented an obligation of the Company, and as such, a liability of $0.4 million was recorded. As of June 30, 2005, the value of this embedded derivative represented an asset to the Company, and as such, no asset or liability was recorded.

At December 31, 2005, the Company had effectively hedged $32.7 million of installments receivable and accounts receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than to hedge foreign currency risk. The gross value of the held and securitized long-term installments receivable that were denominated in foreign currency was $36.6 million at December 31, 2005. The installments receivable held as of December 2005 mature at various times through December 2010. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the changes in value of forward foreign exchange contracts are designated to offset certain accounts and installments receivable and are recognized as other income or expense in the period in which the fair market values change and offset the foreign currency losses and gains on the underlying exposures being hedged. During the three and six months ended December 31, 2005 the net gain or loss recognized in the consolidated statements of operations was a gain of $0.6 million and a loss of $0.2 million, respectively. During the three and six months ended December 31, 2004 the net gain or loss recognized in the consolidated statements of operations was not material. The ineffective portion of a derivative’s change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are not material.

The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of December 31, 2005. The information is provided in U.S. dollar amounts (in thousands), as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates (in thousands, except average contract rate):

	Notional Amount	Estimated Fair Value*	Average Contract Rate
Euro	$22,278	$21,153	0.80
Japanese Yen	4,779	4,252	110.93
Canadian Dollar	2,520	2,692	1.21
British Pound Sterling	2,186	2,031	0.55
Swiss Franc	959	925	1.26
	$32,722	$31,053

*                    The estimated fair value is based on the estimated amount at which the contracts could be settled based on spot and forward rates as of December 31, 2005. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company’s banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

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

The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in previous filings. Under the provisions of SFAS 123R, the Company recorded $1.9 million and $3.4 million of stock-based compensation on its consolidated condensed statements of operations for the three and six months ended December 31, 2005, respectively, included in the following expense categories (in thousands):

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005
Cost of service and other	$302	$532
Selling and marketing	550	958
Research and development	274	436
General and administrative	805	1,446
	$1,931	$3,372

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $4.38 and $7.57 for the three months ended December 31, 2005 and $3.92 and $3.81 for the six months ended December 31, 2005, respectively, using the following assumptions:

	Three Months Ended December 31, 2005		Six Months Ended December 31, 2005
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Average risk-free interest rate	4.37%	4.03%	4.20%	3.79%
Expected dividend yield	None	None	None	None
Expected life	6.0 Years	0.5 Years	6.0 Years	0.5 Years
Expected volatility	85%	42%	85%	42%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options. The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant. The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Term,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.

Based on the Company’s historical voluntary turnover rates, an annualized estimated forfeiture rate of 18% has been used in calculating the cost. Under the true-up provisions of SFAS 123R, additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if all of the Company’s employee stock options had been accounted for under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period (in thousands, except per share data).

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Net income (loss) attributable to common shareholders—
As reported	$(6,698)	$(40,309
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,913	2,728
Add: Stock-based compensation expense included in reported net income	537	537
Pro forma	$(8,074)	$(42,500
Net income (loss) attributable to common shareholders per share—Basic
As reported	$(0.16)	$(0.96)
Pro forma	(0.19)	(1.01)

The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $4.43 and $2.13 for the three months ended December 31, 2004 and $4.43 and $2.22 for the six months ended December 31, 2004, respectively, using the following assumptions:

	Three Months Ended December 31, 2004		Six Months Ended December 31, 2004
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Average risk free interest rates	3.49%	3.49%	3.49%	3.49%
Expected dividend yield	None	None	None	None
Expected life	5 Years	0.5 Years	5 Years	0.5 Years
Expected volatility	100%	100%	100%	100%

5.   Net Income (Loss) Per Common Share

Basic earnings per share was determined by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income (loss) attributable to common shareholders by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options, restricted stock and warrants, based on the treasury stock method, convertible debentures and preferred stock, based on the if-converted method, and other commitments to be settled in common stock. The calculations of basic and diluted net income (loss) attributable to common shareholders per share and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income (loss) applicable to common shareholders	$4,301	$(6,698)	$(4,610)	$(40,309)
Basic weighted average common shares outstanding	43,743	42,153	43,491	41,974
Dilutive potential common shares	9,022	—	—	—
Diluted weighted average shares outstanding	52,765	42,153	43,491	41,974
Basic net income (loss) per share applicable to common shareholders	$0.10	$(0.16)	$(0.11)	$(0.96)
Diluted net income (loss) per share applicable to common shareholders	$0.08	$(0.16)	$(0.11)	$(0.96)

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Convertible preferred stock	36,336	36,336	36,336	36,336
Options and warrants	4,047	20,362	21,424	20,362
Convertible debt	—	1,071	—	1,071
Preferred stock dividend, to be settled in common stock	—	2,243	3,192	2,243
Total	40,383	60,012	60,952	60,012

6.   Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three and six months ended December 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income (loss)	$8,144	$(3,109)	$3,011	$(33,192)
Foreign currency adjustment	(463)	9	(981)	(82)
Comprehensive income (loss)	$7,681	$(3,100)	$2,030	$(33,274)

7.   Restructuring Charges and FTC Legal Costs

Restructuring charges and FTC legal costs consist of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Restructuring charges	$995	$219	$3,194	$21,886
FTC legal costs	—	—	—	(159)
	$995	$219	$3,194	$21,727

During the three months ended December 31, 2005, the Company recorded $1.0 million in restructuring charges. Of this amount, $0.2 million relates to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. The remaining $0.8 million relates to revisions of estimates associated with lease exit costs and accretion of the discounted restructuring accruals under previous restructuring plans.

(a)   Restructuring charge originally arising in Q4 FY05, Q1 FY06 and Q2 FY06

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

During the three and six months ended December 31, 2005, the Company recorded $0.2 million and $1.4 million, respectively, related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005.

As of December 31, 2005, there was $1.1 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the six months ended December 31, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$84	$2,460	$2,544
Restructuring charge	306	859	1,165
Restructuring charge—Accretion	—	7	7
Payments	(65)	(1,919)	(1,984)
Accrued expenses, September 30, 2005	325	1,407	1,732
Restructuring charge	139	57	196
Restructuring charge—Accretion	—	14	14
Payments	(112)	(728)	(840)
Accrued expenses, December 31, 2005	$352	$750	$1,102
Expected final payment date	May 2007	July 2006

The components of the additional restructuring activities completed in fiscal 2006 are as follows:

Closure/consolidation of facilities:   Approximately $0.4 million of the additional restructuring charge related to the termination of a facility lease. The facility lease had a remaining term of two years. The amount accrued is an estimate of the remaining obligation under the lease, reduced by expected income from the sub-lease of the underlying properties.

Employee severance, benefits and related costs:   Approximately $1.0 million of the additional restructuring charge related to relocation costs and the reduction in headcount. The relocation costs are associated with employees that relocated during the six months ended December 31, 2005, and consist of the costs of moving the employees and relocation bonuses. The costs associated with reductions in headcount relate to employees that were notified as of June 30, 2005, but continued to provide services to the Company during the six months ended December 31, 2005.

(b)   Restructuring charge originally arising in Q4 FY04 and Q1 FY05

In June 2004, the Company initiated a plan to reduce its operating expenses in order to better align its operating cost structure with the then-current economic environment and to improve its operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During the year ended June 30, 2005, the Company recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. During the six months ended December 31, 2005, the Company recorded a $0.5 million increase to the accrual due to a change in the estimate of future operating costs and sub-lease assumptions associated with the facilities.

As of December 31, 2005, there was $7.8 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the six months ended December 31, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$8,425	$232	$8,657
Change in estimate—Revised assumptions	242	—	242
Restructuring charge—Accretion	102	—	102
Payments	(894)	(50)	(944)
Accrued expenses, September 30, 2005	7,875	182	8,057
Change in estimate—Revised assumptions	243	3	246
Restructuring charge—Accretion	112	—	112
Payments	(608)	(6)	(614)
Accrued expenses, December 31, 2005	$7,622	$179	$7,801
Expected final payment date	September 2012	December 2006

(c)   Restructuring charge originally arising in Q2 FY03

In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, we revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which had been affected the most by the economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.1 million. During fiscal 2004, we recorded a $4.9 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations. During fiscal 2005, we recorded a $6.9 million increase to the accrual primarily due to a change in the estimate of the facility vacancy term, extending to the term of the lease. During the six months ended December 31, 2005, the Company recorded a

$1.0 million increase to the accrual due to a change in the estimate of future operating costs and sub-lease assumptions associated with the facilities.

As of December 31, 2005, there was $11.3 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the six months ended December 31, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Accrued expenses, June 30, 2005	$11,698	$160	$78	$11,936
Change in estimate—Revised assumptions	648	—	—	648
Payments	(646)	(1)	(19)	(666)
Accrued expenses, September 30, 2005	11,700	159	59	11,918
Change in estimate—Revised assumptions	399	—	—	399
Payments	(957)	(23)	(31)	(1,011)
Accrued expenses, December 31, 2005	$11,142	$136	$28	$11,306
Expected final payment date	September 2012	June 2006	January 2006

(d)   Restructuring charge originally arising in Q4 FY02

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

As of December 31, 2005, there was $0.7 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations and lease payments. During the six months ended December 31, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$782	$111	$893
Change in estimate—Revised assumptions	36	—	36
Payments	(107)	(69)	(176)
Accrued expenses, September 30, 2005	711	42	753
Change in estimate—Revised assumptions	26	—	26
Payments	(119)	—	(119)
Accrued expenses, December 31, 2005	$618	$42	$660
Expected final payment date	September 2012	June 2006

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

Class Action Suits

In November 2004, two putative class action lawsuits were filed against the Company in the United States District Court District of Massachusetts, captioned, respectively, Fener v. Aspen Technology, Inc., et. al., Civil Action No. 04-12375 (D. Mass.) (filed Nov. 9, 2004) and Stockmaster v. Aspen Technology, Inc., et. al., Civil Action No. 04-12387 (D. Mass.) (filed Nov. 10, 2004) (the “Class Actions”). The Class Actions allege, among other things, that the Company violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various statements about its financial condition for fiscal years 2000 through 2004. On February 2, 2005, the Court consolidated the cases under the caption Aspen Technology, Inc. Securities Litigation, Civil Action No. 04-12375 (D. Mass.), and appointed The Operating Engineers and Construction Industry and Miscellaneous Pension Fund (Local 66) and City of Roseville Employees’ Retirement System as lead plaintiff, purporting to represent a putative class of persons who purchased Aspen Technology, Inc. common stock between January 25, 2000 and October 29, 2004. On August 26, 2005, the plaintiffs filed a consolidated amended complaint containing allegations materially similar to the prior complaints and expanding the class action period.

Following mediation, on November 16, 2005, the Company and the plaintiffs on behalf of putative class members entered into a Stipulation and Agreement of Compromise, Settlement and Release of Securities Action (the “Stipulation”) which was filed with the Court on the same date. On December 12, 2005, the Court granted preliminary approval of the settlement provided for in the Stipulation and set a hearing date of March 6, 2006 to consider final approval of the settlement. The terms of the proposed settlement, including the terms of the distribution of settlement funds, are disclosed in the notice that was sent by the court-appointed Claims Administrator, Gilardi & Co., LLC, to members of the class, defined to include all persons who purchased Aspen Technology, Inc. common stock between October 29, 1999 and March 15, 2005, inclusive (the “Class”).

Pursuant to the terms of the settlement, a total of $5.6 million has been paid into a settlement fund by the Company and its insurance carrier. All costs of preparing and distributing notices to members of the Class and administration of the settlement, together with all fees and expenses awarded to plaintiffs’ counsel and certain other expenses, will be paid out of the settlement fund, which will be maintained by an escrow agent under the court’s supervision. However, the settlement remains subject to the satisfaction of various conditions, including final approval by the court. If final approval is not obtained, or if Class members opt out of the settlement, and the Company is required to litigate the dispute or elects to settle the dispute on different terms, the ultimate outcome could have a material adverse effect on the Company’s financial position or results of operations.

As part of the settlement, the Plaintiffs have agreed to dismiss the class action lawsuit with prejudice effective upon entry of final judgment after court approval. The Company entered into the Stipulation to resolve the matter and without acknowledging any fault, liability or wrongdoing of any kind. There has been no adverse determination by the court against the Company or any of the other defendants in the case.

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

9.   Preferred Stock Financing

In August 2003, the Company issued and sold Series D-1 and D-2 convertible preferred stock in a private placement to several investment partnerships managed by Advent International Corporation  and to former Series B convertible preferred stockholders.

Each share of Series D Preferred initially is convertible into 100 shares of common stock, and in the aggregate, the Series D Preferred are convertible into 36,336,400 shares of common stock. The preferred stock was recorded at a discount and accrues a dividend.

In the accompanying consolidated condensed statements of operations, the accretion of the preferred stock discount and dividend consist of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Accrual of dividend on Series D preferred stock	$(2,864)	$(2,646)	$(5,672)	$(5,240)
Accretion of discount on Series D preferred stock	(979)	(943)	(1,949)	(1,877)
Total	$(3,843)	$(3,589)	$(7,621)	$(7,117)

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

	License	Consulting Services	Maintenance and Training	Total
Three Months Ended December 31, 2005—
Revenues from external customers	$41,690	$15,595	$19,106	$76,391
Controllable expenses	16,503	11,534	3,623	31,660
Controllable margin(1)	$25,187	$4,061	$15,483	$44,731
Three Months Ended December 31, 2004—
Revenues from external customers	$36,732	$15,636	$19,257	$71,625
Controllable expenses	16,024	14,439	4,106	34,569
Controllable margin(1)	$20,708	$1,197	$15,151	$37,056
Six Months Ended December 31, 2005—
Revenues from external customers	$66,007	$32,480	$37,957	$136,444
Controllable expenses	30,964	22,708	7,064	60,736
Controllable margin(1)	$35,043	$9,772	$30,893	$75,708
Six Months Ended December 31, 2004—
Revenues from external customers	$62,005	$34,754	$38,136	$134,895
Controllable expenses	31,491	29,549	7,795	68,835
Controllable margin(1)	$30,514	$5,205	$30,341	$66,060

(1)          The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Total controllable margin for reportable segments	$44,731	$37,056	$75,708	$66,060
Selling and marketing	(17,056)	(19,813)	(32,280)	(38,674)
General and administrative and overhead	(17,439)	(21,709)	(34,913)	(41,390)
Restructuring and Other charges	(995)	(219)	(3,194)	(21,727)
Interest and other income and expense, net	983	1,003	410	1,626
Income (loss) before income tax benefit (provision)	$10,224	$(3,682)	$5,731	$(34,105)

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

Significant Events—Three Months Ended December 31, 2005

On November 16, 2005, we and the plaintiffs on behalf of members of the Class entered into a Stipulation and Agreement of Compromise, Settlement and Release of Securities Action, which we refer to as the stipulation, which was filed with the court on the same date. On December 12, 2005, the court granted preliminary approval of the settlement provided for in the stipulation and set a hearing date of March 6, 2006 to consider final approval of the settlement. Pursuant to the terms of the settlement, a total of $5.6 million has been paid into a settlement fund by us and our insurance carrier. All costs of preparing and distributing notices to members of the Class and administration of the settlement, together with all fees and expenses awarded to plaintiffs’ counsel and certain other expenses, will be paid out of the settlement fund, which will be maintained by an escrow agent under the court’s supervision. However, the settlement remains subject to the satisfaction of various conditions, including final approval by the court.

During the three months ended December 31, 2005, we recorded $1.0 million in restructuring charges. Of this amount, $0.2 million relates to headcount reductions, relocation costs and facility consolidations associated with the May 2005 restructuring plan that did not qualify for accrual at June 30, 2005. The remaining $0.8 million relates to revisions of estimates associated with lease exit costs and accretion of the discounted restructuring accruals under previous restructuring plans.

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

Summary of Restructuring Accruals

Restructuring charge originally arising in Q4 FY05, Q1 FY06 and Q2 FY06

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

During the three and six months ended December 31, 2005, we recorded $0.2 million and $1.4 million, respectively, related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005.

As of December 31, 2005, there was $1.1 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the six months ended December 31, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$84	$2,460	$2,544
Restructuring charge	306	859	1,165
Restructuring charge—Accretion	—	7	7
Payments	(65)	(1,919)	(1,984)
Accrued expenses, September 30, 2005	325	1,407	1,732
Restructuring charge	139	57	196
Restructuring charge—Accretion	—	14	14
Payments	(112)	(728)	(840)
Accrued expenses, December 31, 2005	$352	$750	$1,102
Expected final payment date	May 2007	July 2006

Restructuring charge originally arising in Q4 FY04 and Q1 FY05

In June 2004, we initiated a plan to reduce our operating expenses in order to better align our operating cost structure with the then-current economic environment and to improve our operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During the year ended June 30, 2005, we recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. During the six months ended December 31, 2005, we recorded a $0.5 million increase to the accrual due to a change in the estimate of future operating costs and sub-lease assumptions associated with the facilities.

As of December 31, 2005, there was $7.8 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the six months ended December 31, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$8,425	$232	$8,657
Change in estimate—Revised assumptions	242	—	242
Restructuring charge—Accretion	102	—	102
Payments	(894)	(50)	(944)
Accrued expenses, September 30, 2005	7,875	182	8,057
Change in estimate—Revised assumptions	243	3	246
Restructuring charge—Accretion	112	—	112
Payments	(608)	(6)	(614)
Accrued expenses, December 31, 2005	$7,622	$179	$7,801
Expected final payment date	September 2012	December 2006

Restructuring charge originally arising in Q2 FY03

In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, we revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which had been affected the most by the economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.1 million. During fiscal 2004, we recorded a $4.9 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations. During fiscal 2005, we recorded a $6.9 million increase to the accrual primarily due to a change in the estimate of the facility vacancy term, extending to the term of the lease. During the six months ended December 31, 2005, we recorded a $1.0 million increase to the accrual due to a change in the estimate of future operating costs and sub-lease assumptions associated with the facilities.

As of December 31, 2005, there was $11.3 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the six months ended December 31, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Accrued expenses, June 30, 2005	$11,698	$160	$78	$11,936
Change in estimate—Revised assumptions	648	—	—	648
Payments	(646)	(1)	(19)	(666)
Accrued expenses, September 30, 2005	11,700	159	59	11,918
Change in estimate—Revised assumptions	399	—	—	399
Payments	(957)	(23)	(31)	(1,011)
Accrued expenses, December 31, 2005	$11,142	$136	$28	$11,306
Expected final payment date	September 2012	June 2006	January 2006

Restructuring charge originally arising in Q4 FY02

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

As of December 31, 2005, there was $0.7 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations and lease payments. During the six months ended December 31, 2005, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$782	$111	$893
Change in estimate—Revised assumptions	36	—	36
Payments	(107)	(69)	(176)
Accrued expenses, September 30, 2005	711	42	753
Change in estimate—Revised assumptions	26	—	26
Payments	(119)	—	(119)
Accrued expenses, December 31, 2005	$618	$42	$660
Expected final payment date	September 2012	June 2006

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

•       Accounting for taxes,

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

In prior years we recorded charges related to the impairment of certain long-lived assets and technology related intangible and computer software development assets. The timing and size of future impairment charges involves the application of management’s judgment and estimates and could result in the impairment of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $51.4 million as of December 31, 2005.

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

Accounting for Taxes

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

Results of Operations

The following table sets forth the percentages of total revenues represented by certain consolidated condensed statement of operations data for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenues:
Software licenses	54.6%	51.3%	48.4%	46.0%
Service and other	45.4	48.7	51.6	54.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of software licenses	5.6	6.6	5.9	6.4
Cost of service and other	23.4	30.6	25.7	32.6
Amortization of technology related intangible assets	2.3	2.5	2.6	2.6
Total cost of revenues	31.3	39.7	34.2	41.7
Gross profit	68.7	60.3	65.8	58.3
Operating costs:
Selling and marketing	27.0	32.7	28.8	33.9
Research and development	15.4	16.2	16.1	17.6
General and administrative	12.9	17.7	14.7	17.1
Restructuring charges and FTC legal costs	1.3	0.3	2.3	16.1
Gain on sales and disposals of assets	0.4	0.0	0.3	(0.3)
Total operating costs	57.0	66.9	62.2	84.5
Income (loss) from operations	11.7	(6.5)	3.6	(26.2)
Interest income, net	0.3	1.0	0.3	1.0
Other income (expense), net	1.4	0.5	0.3	0.0
Income (loss) before (provision for) benefit from income taxes	13.4%	(5.1)%	4.2%	(25.3)%

Comparison of the Three and Six Months Ended December 31, 2005 and 2004

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

Under the provisions of SFAS 123R, we recorded $1.9 million and $3.4 million of stock-based compensation on our consolidated condensed statements of operations for the three and six months ended December 31, 2005, respectively, included in the following expense categories (in thousands):

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005
Cost of service and other	$302	$532
Selling and marketing	550	958
Research and development	274	436
General and administrative	805	1,446
	$1,931	$3,372

Total Revenues

Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for the three months ended December 31, 2005 increased 6.7% to $76.4 million from $71.6 million in the three months ended December 31, 2004. Total revenues for the six months ended December 31, 2005 increased 1.0% to $136.4 million from $134.9 million in the six months ended December 31, 2004. Total revenues from customers outside the United States were $42.7 million and $78.3 million, or 55.9% and 57.4% of total revenues for the three and six months ended December 31, 2005, respectively, as compared to $41.2 million and $81.5 million, or 57.6% and 60.7% of total revenues for the three and six months ended December 31, 2004. The geographical mix of revenues can vary from period to period.

Software License Revenues

Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. Software license revenues represented 54.6% of total revenues for the three months ended December 31, 2005 compared to 51.3% for the three months ended December 31, 2004. Revenues from software licenses in the three months ended December 31, 2005 increased 13.5% to $41.7 million from $36.7 million in the three months ended December 31, 2004.

Software license revenues represented 48.4% of total revenues for the six months ended December 31, 2005 compared to 46.0% for the six months ended December 31, 2004. Revenues from software licenses in the six months ended December 31, 2005 increased 6.5% to $66.0 million from $62.0 million in the six months ended December 31, 2004.

The increases in the three and six month periods principally reflected the increased efforts and time that our management were able to dedicate to software license activities, and the increased willingness of customers to make investments in our products, following the resolution of the Federal Trade Commission, or FTC, proceedings and the audit committee investigation pending during the earlier periods.

Service and Other Revenues

Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended December 31, 2005 decreased 0.6% to $34.7 million from $34.9 million for the three months ended December 31, 2004. Revenues from service and other for the six months ended December 31, 2005 decreased 3.4% to $70.4 million from $72.9 million for the six months ended December 31, 2004

These decreases in the three and six month periods were attributable primarily to the consulting services business. Consulting services decreased due to the December 2004 sale of a portion of our consulting business to Honeywell, as part of our settlement with the FTC.

Cost of Software Licenses

Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging. Cost of software licenses for the three months ended December 31, 2005 decreased 10.3% to $4.2 million from $4.7 million for the three months ended December 31, 2004. Cost of software licenses for the six months ended December 31, 2005 decreased 7.4% to $8.0 million from $8.7 million for the six months ended December 31, 2004. Cost of software licenses as a percentage of revenues from software licenses was 10.2% and 12.2% for the three and six months ended December 31, 2005, respectively, as compared to 12.9% and 14.0% for the three and six months ended December 31, 2004, respectively.

The cost decreases in the three and six month periods were primarily due to decreases in third-party royalty costs. This is due to both mix of products sold as well as the termination of several non-essential royalty agreements.

Cost of Service and Other

Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for the three months ended December 31, 2005 decreased 18.5% to $17.9 million from $21.9 million in the three months ended December 31, 2004. Cost of service and other for the six months ended December 31, 2005 decreased 20.3% to $35.1 million from $44.0 million in the six months ended December 31, 2004. Cost of service and other as a percentage of service and other revenues was 51.5% and 49.8% in the three and six months ended December 31, 2005, respectively, as compared to 62.8% and 60.4% in the three and six months ended December 31, 2004, respectively.

The cost decrease in the three month periods was primarily due to decreased payroll and related costs of $3.9 million and decreased rent and facility costs of $1.1 million related to reductions in headcount and facility consolidations, offset in part by stock-based compensation costs of $0.3 million. The decrease in cost for the six month periods was attributable to decreased payroll and related costs of $7.0 million and decreased rent and facility costs of $2.1 million related to reductions in headcount and facility consolidations, and decreased third-party consultant costs of $0.4 million, offset in part by stock-based compensation costs of $0.5 million.

Amortization of Technology Related Intangibles

Amortization of technology related intangibles for the three months ended December 31, 2005 and 2004 was $1.8 million, and for the six months ended December 31, 2005 and 2004 was $3.6 million. As a percentage of total revenues, amortization of technology related intangibles was 2.3% and 2.6% for the three and six months ended December 31, 2005, respectively, as compared to 2.5% and 2.6% for the three and six months ended December 31, 2004.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended December 31, 2005 decreased 11.9% to $20.6 million from $23.4 million in the three months ended December 31, 2004. Selling and marketing expenses for the six months ended December 31, 2005 decreased 14.2% to $39.3 million from $45.8 million in the six months ended December 31, 2004. As a percentage of total revenues, selling and marketing expenses were 27.0% and 28.8% for the three and six months ended December 31, 2005, respectively, as compared to 32.7% and 33.9% for the three and six months ended December 31, 2004, respectively.

The decrease in cost for the three month periods was attributable to decreased payroll and related costs of $2.0 million and decreased rent and facilities costs of $0.9 million related to reductions in headcount and facility consolidations, and decreased marketing costs of $1.6 million, offset in part by $0.6 million in stock based compensation costs and increases in commission and bonus costs of $0.9 million. The decrease in cost for the six month periods was attributable to decreased payroll and related costs of $3.5 million and decreased rent and facilities costs of $2.1 million related to reductions in headcount and facility consolidations, and decreased marketing costs of $2.9 million, offset in part by $1.0 million in stock-based compensation costs and increases in commission and bonus costs of $1.1 million.

Research and Development Expenses

Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Research and development expenses during the three months ended December 31, 2005 increased 1.7% to $11.8 million from $11.6 million in the three months ended December 31, 2004. Research and development expenses during the six months ended December 31, 2005 decreased 7.8% to $21.9 million from $23.8 million in the six months ended December 31, 2004. As a percentage of revenues, research and development costs were 15.4% and 16.1% for the three and six months ended December 31, 2005, respectively, as compared to 16.2% and 17.6% for the three and six months ended December 31, 2004, respectively.

The increase in costs for the three month periods was due to a decrease in software development costs eligible for capitalization of $0.9 million and $0.3 million in stock-based compensation costs, both offset in part by decreased payroll and related costs of $0.6 million and third-party consultant costs of $0.3 million. The decrease in costs for the six month periods was attributable to decreased salary and related costs of $1.2 million, decreased third-party consultant costs of $0.9 million, and decreased fixed asset depreciation costs of $0.4 million, all offset in part by a decrease in software development costs eligible for capitalization of $0.7 million and stock-based compensation costs of $0.4 million.

We capitalized software development costs that amounted to 7.9% and 13.8% of our total research and development costs during the three and six months ended December 31, 2005, respectively, as compared to 13.9% and 16.9% during the three and six months ended December 31, 2004, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of other intangible assets. General and administrative expenses for the three months ended December 31, 2005 decreased 22.1% to $9.9 million from $12.7 million for the three months ended December 31, 2004. General and administrative expenses for the six months ended December 31, 2005 decreased 13.2% to $20.1 million from $23.1 million for the six months ended December 31, 2004.

The decrease in costs for the three month periods can be attributed to decreased legal costs of $3.1 million related to the audit committee investigation in the prior year, the existence of a contract termination charge in the prior year of $1.1 million, and decreased payroll and related costs of $0.7 million, all offset in part by stock-based compensation costs of $0.8 million, increased third-party consultant costs of $0.2 million, and increased recruiting costs of $0.2 million. The decrease in costs for the six month periods can be attributed to decreased legal costs of $5.0 million related to the audit committee investigation and other litigation in the prior year, the existence of a contract termination charge in the prior year of $1.1 million, and decreased payroll and related costs of $1.2 million, all offset in part by stock-

based compensation costs of $1.4 million, increased third-party consultant costs of $0.7 million, and increased recruiting costs of $0.3 million.

Restructuring Charges and FTC Legal Costs

During the three months ended December 31, 2005, we recorded $1.0 million in restructuring charges. Of this amount, $0.2 million relates to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. The remaining $0.8 million relates to revisions of estimates associated with lease exit costs and accretion of the discounted restructuring accruals under previous restructuring plans.

Interest Income

Interest income is generated from investment of excess cash in short-term and long-term investments and from the license of software pursuant to installment contracts. Under these installment contracts, we offer a customer the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of our asset optimization customers have elected to license these products through installment contracts. Included in the annual payments is an implicit interest rate established by us at the time of the license. As we sell more perpetual licenses for value chain solutions, these sales are being paid for in forms that are generally not installment contracts. If the mix of sales moves away from installment contracts, interest income in future periods will be reduced.

We sell a portion of our installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any one year is the result of the implicit interest rate established by us on installment contracts and the size of the contract portfolio. Interest income was $0.5 million and $0.9 million for the three and six months ended December 31, 2005, respectively, as compared to $1.5 million and $3.3 million for the three and six months ended December 31, 2004, respectively. This decrease is due to the securitization of approximately $71.2 million of our installments receivable in June 2005.

Interest Expense

Interest expense is generated from interest charged on our convertible debentures, notes payable and capital lease obligations. Interest expense was $0.2 million and $0.4 million for the three and six months ended December 31, 2005, as compared to $0.9 million and $2.0 million for the three and six months ended December 31, 2004, respectively. This decrease in interest expense resulted from the retirement of our convertible debentures in June 2005.

Tax Rate

The tax provision recorded during the three and six months ended December 31, 2005 primarily relates to state and foreign taxes. We did not record a domestic income tax benefit for the six months ended December 31, 2005 and 2004, as we provided a full valuation against the domestic tax net operating loss carryforwards that were generated during the periods. The tax benefit recorded during the three and six months ended December 31, 2004 related to losses incurred in foreign locations.

Liquidity and Capital Resources

During the six months ended December 31, 2005, operating activities used $8.4 million of cash primarily due to cash payments related to restructuring, legal and financing accruals, offset by the collection of accounts receivable. Investing activities used $4.3 million of cash as a result of the purchase of property and equipment and the capitalization of computer software development costs. Financing activities provided $2.1 million of cash primarily due to the exercise of stock options and the issuance of shares under our employee stock purchase plan.

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

On June 15, 2005, we securitized outstanding installment software license receivables totaling $71.2 million. Such securitization was structured in manner so that the securitization qualified as a sale. We received $43.8 million of cash and retained an interest in the sold receivables initially valued at $16.6 million. We also retained certain limited recourse obligations relative to the receivables valued at approximately $1.0 million. Overall, the transaction (including $2.1 million in aggregate fees and expenses, including fees of the lenders’ agent and fees of our outside legal counsel and financial advisors) resulted in a loss of $13.9 million in the quarter ended June 30, 2005 and was recorded as a loss on sales and disposals of assets. We expect that we would have received approximately $23.1 million, $17.2 million and $14.0 million of cash flows from these installments receivable during fiscal years 2006, 2007 and 2008, if not for the securitization of the receivables.

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

We have had arrangements to sell installments receivable to three financial institutions, General Electric Capital Corporation, Bank of America and Silicon Valley Bank. We sold certain installment contracts for aggregate proceeds of approximately $25.5 million and $35.2 million during the three and six months ended December 31, 2005, respectively, and $25.6 million and $51.2 million during the three and six months ended December 31, 2004, respectively. As of December 31, 2005, there was approximately $65 million in additional availability under the arrangements. We expect to continue to have the ability to sell receivables, as the collection of the sold receivables will reduce the outstanding balance, and the availability under the arrangements can be increased. At December 31, 2005, we had a partial recourse obligation that was within the range of $0.4 million to $2.1 million.

In January 2003, we executed a loan arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (1) $15.0 million or (2) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (1) $10.0 million or (2) 80% of eligible foreign receivables. The lines of credit bear interest at the bank’s prime rate (7.25% at December 31, 2005) plus 0.5%. We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit initially are collateralized by nearly all of our assets, but upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of December 31, 2005, there was $8.5 million in letters of credit outstanding under the line of credit, and there was $5.8 million available for future borrowing. The loan arrangement expires in July 2006.

As of December 31, 2005, we had cash and cash-equivalents totaling $57.5 million. Our commitments as of December 31, 2005 consisted of debt obligations and leases for our headquarters and other facilities. Other than these, there were no other commitments for capital or other expenditures. Our obligations related to these items at December 31, 2005 were as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$5,455	$9,467	$7,777	$7,589	$7,123	$21,262	$58,673
Debt obligations	388	172	115	—	—	—	675
Total commitments	$5,843	$9,639	$7,892	$7,589	$7,123	$21,262	$59,348

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

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars ($ in thousands)

	Fair Value at December 31, 2005	Maturing in FY2006
Cash Equivalents	$57,458	$57,458
Weighted Average Interest Rate	4.28%	4.28%
Investments	$—	$—
Weighted Average Interest Rate	—%	—%
Total Portfolio	$57,458	$57,458
Weighted Average Interest Rate	4.28%	4.28%

Impact of Foreign Currency Rate Changes

During the first six months of fiscal 2006, the U.S. dollar generally strengthened as compared to the European and Asia/Pacific currencies, and weakened as compared to the Canadian currency. The translation of our intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts and installment receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $32.7 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Euro and Canadian currencies, which represented underlying customer accounts receivable transactions at December 31, 2005. The underlying customer installments receivable transactions consist of assets carried on our balance sheet and assets that were transferred to our subsidiary as part of the securitization of installments receivable, for which we have assumed the exposure associated with changes in foreign exchange rates. At each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currencies are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and losses related to these instruments during the three months ended December 2005 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, operating results or cash flows resulting from the use of these instruments. There can be no assurance, however, that these strategies will be effective or that transaction losses can be limited or forecasted accurately.

The following table provides information about our forward contracts, as of December 31, 2005, to sell foreign currencies for U.S. dollars. All of these contracts relate to customer accounts and installments receivable. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value on the contract as of December 31, 2005.

Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

Currency	Average Contract Rate	Forward Amount in U.S. Dollars	Contract Origination Date	Contract Maturity Date
		(in thousands)
Euro	0.80	$22,278	Various: Feb 05—Dec 05	Various: Jan 06—Dec 06
Japanese Yen	110.93	4,779	Various: Feb 05—Dec 05	Various: Jan 06—Dec 06
Canadian Dollar	1.21	2,520	Various: Feb 05—Dec 05	Various: Jan 06—Apr 07
British Pound Sterling	0.55	2,186	Various: Feb 05—Dec 05	Various: Jan 06—Oct 06
Swiss Franc	1.26	959	Various: Jul 05—Nov 05	Various: Jan 06—Jul 06
Total		$32,722

Item 4.   Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

During the fiscal quarter ended December 31, 2005, we implemented a number of remedial measures designed to address these material weaknesses. However, we have not tested all of the changes related to internal controls over financial reporting initiated in the current fiscal year. Therefore, our chief executive officer and chief financial officer do not have sufficient assurance that these changes are adequate to prevent or detect material misstatement of our financial position or results of operations and have concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 describes the initiatives we implemented prior to June 30, 2005 to address the previously reported material weaknesses. During the quarter ended September 30, 2005, we conducted additional assessments and further developed our remediation plan designed to address the material weaknesses. During that fiscal quarter, we also accomplished a limited number of the measures initially identified in our remediation plan.

During the quarter ended December 31, 2005, we made the following changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)  to address our previously reported material weaknesses. These changes in our internal control over financial reporting have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and:

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

•       We have implemented policies and procedures to identify and add accounts, including bank accounts, to our general ledger chart of accounts on a timely basis;

•       We have enhanced our existing policies and procedures relating to general ledger account reconciliations, including establishment of a formal escalation method to notify senior financial management of accounts that have unreconciled variances;

•       We have enhanced our existing monthly closing meetings to improve our financial review process;

•       We have implemented policies and procedures for the determination, review and documentation of income tax and sales tax liabilities and deferred income tax assets and liabilities as well as for preparing income tax provision calculations; and

•       We have identified and have taken steps to close or consolidate certain of our bank accounts and update bank signatory authorizations as appropriate;

•       We have enhanced our existing policies and procedures related to the maintenance of bank accounts to include a periodic evaluation of our existing accounts to determine if there are accounts that can be closed or consolidated and if bank signatory authorizations have been updated appropriately;

•       We have held several training sessions on revenue recognition accounting for accounting, finance and operations personnel;

•       We have held periodic meetings of cross-functional teams to improve communication and provide additional training;

•       We have consolidated our North American accounting operations into a single shared service center at our Cambridge, Massachusetts headquarters;

•       We have implemented formal policies and procedures to ensure that our accounting and analysis of intangible assets, reserves and accruals are adequately supported and documented; and

•       We have implemented procedures for the timely preparation of memoranda to support all non-routine transactions.

In addition, we are also implementing the following initiatives, all of which we expect to complete by June 30, 2006:

•       We recently hired a corporate controller in January 2006 and are actively recruiting additional accounting and finance personnel, including a manager of financial reporting and additional experienced personnel and specialists;

•       We will continue to increase the number of internal personnel and external agencies engaged in the collections process and pursue all appropriate legal measures, in order to collect outstanding accounts receivable in a more timely manner;

•       We will continue to increase the frequency and scope of training on revenue recognition accounting for accounting, finance and operations personnel;

•       We will continue to schedule and hold periodic meetings of cross-functional teams to improve communication and provide additional training;

•       We intend to implement formal policies and procedures to ensure that accurate invoices are submitted to customers and that all invoices paid by customers are recorded accurately and timely in our records; and

We have designed these various initiatives to address all of our previously reported material weaknesses. However, certain of these remedial measures will require some time to be fully implemented or to take full effect. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements. Over time, the controls and procedures we have implemented may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. The actual efficacy of these initiatives and of our controls and procedures is subject to continuing review by our management, supported by confirmation and testing by our management and internal and external auditors.

If the remedial measures described above are insufficient to address any of the six identified material weaknesses, our financial statements may contain material misstatements. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weakness could have the effects described in “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that may affect our operating results and stock price—We have identified six material weaknesses in our internal control over financial reporting as of December 31, 2005 that, if not remedied effectively, could result in material misstatements in our financial statements for future periods.”

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

Class Action Suits

In November 2004, two putative class action lawsuits were filed against us in the United States District Court District of Massachusetts, captioned, respectively, Fener v. Aspen Technology, Inc., et. al., Civil Action No. 04-12375 (D. Mass.) (filed Nov. 9, 2004) and Stockmaster v. Aspen Technology, Inc., et. al., Civil Action No. 04-12387 (D. Mass.) (filed Nov. 10, 2004), which we refer to as the class actions. The class actions allege, among other things, that we violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various statements about our financial condition for fiscal years 2000 through 2004. On February 2, 2005, the court consolidated the cases under the caption Aspen Technology, Inc. Securities Litigation, Civil Action No. 04-12375 (D. Mass.), and appointed The Operating Engineers and Construction Industry and Miscellaneous Pension Fund (Local 66) and City of Roseville Employees’ Retirement System as lead plaintiff, purporting to represent a putative class of persons who purchased our common stock between January 25, 2000 and October 29, 2004. On August 26, 2005, the plaintiffs filed a consolidated amended complaint containing allegations materially similar to the prior complaints and expanding the class action period.

Following mediation, on November 16, 2005, we and the plaintiffs on behalf of putative class members entered into a Stipulation and Agreement of Compromise, Settlement and Release of Securities Action which was filed with the court on the same date. On December 12, 2005, the court granted preliminary approval of the settlement provided for in the stipulation and set a hearing date of March 6, 2006 to consider final approval of the settlement. The terms of the proposed settlement, including the terms of the distribution of settlement funds, are disclosed in the notice that was sent by the court-appointed claims administrator, Gilardi & Co., LLC, to members of the class, defined to include all persons who purchased our common stock between October 29, 1999 and March 15, 2005, inclusive, which we refer to as the class.

Pursuant to the terms of the settlement, a total of $5.6 million has been paid into a settlement fund by us and our insurance carrier. All costs of preparing and distributing notices to members of the class and administration of the settlement, together with all fees and expenses awarded to plaintiffs’ counsel and certain other expenses, will be paid out of the settlement fund, which will be maintained by an escrow agent under the court’s supervision. However, the settlement remains subject to the satisfaction of various conditions, including final approval by the court. If final approval is not obtained, or if class members opt out of the settlement, and we are required to litigate the dispute or elect to settle the dispute on different terms, the ultimate outcome could have a material adverse effect on our financial position or results of operations.

As part of the settlement, the plaintiffs have agreed to dismiss the class action lawsuit with prejudice effective upon entry of final judgment after court approval. We entered into the stipulation to resolve the matter and without acknowledging any fault, liability or wrongdoing of any kind. There has been no adverse determination by the court against us or any of the other defendants in the case.

Demand Letter

On April 12, 2005, we received a letter dated March 22, 2005 alleging that our officers and directors failed to disclose and misrepresented that we inappropriately recognized revenues in the 2000-2002 fiscal years, and that we should commence suit for relief equivalent to that sought in the derivative action previously brought against certain or our present and former executives and directors that was dismissed with prejudice on August 18, 2005, including requiring certain of our present and former officers to return remuneration paid to them while in breach of their fiduciary duties. We are currently unable to determine whether resolution of this matter will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of this matter. However, the ultimate outcome could have a material adverse effect on our financial position or results of operations.

Item 1A.                Risk Factors

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

We have identified six material weaknesses in our internal control over financial reporting that, if not remedied effectively, could result in material misstatements in our financial statements for future periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 and identified six material weaknesses, which weaknesses were previously reported and described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2005. A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The material weaknesses identified by management as of June 30, 2005 and again as of December 31, 2005 consisted of:

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

Because of these material weaknesses, our management concluded, as of December 31, 2005 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

We are continuing to implement remedial measures designed to address the material weaknesses identified as of December 31, 2005. We expect to complete implementation of these remedial initiatives during fiscal 2006. If these remedial initiatives are insufficient to address the six identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may be subject to class action litigation, and our common stock may be delisted from the Nasdaq National Market. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that are required to be included in our Annual Reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reports.

We face risks related to securities litigation and investigations that could have a material adverse effect on our business, financial condition and results of operations.

Following the announcement in October 2004 of an investigation by the audit committee of our board of directors into the accounting treatment of certain software license transactions in prior fiscal years, we and certain of our current and former officers and directors were named as defendants in a securities class action lawsuit filed in Massachusetts federal district court, alleging violations of the Exchange Act and claiming material misstatements concerning our financial condition and results. On December 12, 2005, the court granted preliminary approval of a $5.6 million settlement of this class action lawsuit. However, the settlement remains subject to final court approval. If this settlement does not receive final court approval, we may be required to litigate this matter or to settle on terms less favorable to us. Defending against existing or new litigation relating to the restatement of our consolidated financial statements will likely require significant attention and resources of management. Regardless of the outcome, such litigation and investigation have resulted in and may continue to result in significant legal expenses and may cause our customers, employees and investors to lose confidence in our company.

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

With the development of our integrated aspenONE solutions, we frequently must focus on selling the strategic value of our technology to the highest executive levels of customer organizations, typically the chief executive officer, chief financial officer or chief information officer. If we are not successful at selling and marketing to senior executives, our revenue growth and operating results could be materially and adversely affected.

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

We derived approximately 50% of our total revenues from customers outside the United States in the three and six months ended December 31, 2005 and 2004. We anticipate that revenues from customers outside the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

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

The Sarbanes-Oxley Act, which became law in July 2002, and new rules subsequently implemented by the SEC and the Nasdaq National Market have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our annual legal and financial compliance costs, have made some activities more time-consuming and costly, and could expose us to additional liability. We incurred approximately $1.4 million in Sarbanes-Oxley related expenses in our fiscal year ended June 30, 2005, and we expect to continue to incur significant Sarbanes-Oxley related expenses for the foreseeable future. In addition, these rules and regulations may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Sarbanes-Oxley Act or other related legislation or regulation.

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

Our sales of receivables are an important part of our cash management program. We currently have arrangements to sell long-term contracts to three financial institutions, General Electric Capital Corporation, Bank of America and Silicon Valley Bank. These contracts represent amounts due over the life of existing term licenses. Under the three arrangements, we sold installments receivable of $25.5 million and $35.2 million during the three and six months ended December 31, 2005, respectively.  During the six months ended December 31, 2005, our installments receivable balance increased to $39.4 million at December 31, 2005 from $24.8 million at June 30, 2005. Our ability to continue these arrangements or replace them with similar arrangements is important to maintain adequate funding. If there is insufficient interest from third parties in purchasing our installments receivable contracts, our ability to generate cash required to meet our financial obligations may be impaired. If we cannot generate sufficient cash to meet these obligations through the sales of our installments receivable contracts, we may be required to incur additional indebtedness or raise additional capital.

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

As of December 31, 2005, the Series D preferred (as converted to common stock) represented 41.1% of our outstanding common stock and the WB and WD warrants were exercisable for a number of shares representing 9.1% of our outstanding common stock (ignoring certain limitations on the ability to convert such shares or exercise such warrants). As a result, the holders of the Series D preferred and the WB and WD warrants, if acting together, would have the ability to delay or prevent a change in control of our company that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

Item 4.                        Submission of Matters to a Vote of Security Holders

We held our 2005 annual meeting of stockholders on December 1, 2005 to elect Joan C. McArdle as a Class III director to hold office until our 2008 annual meeting of stockholders. Holders of our common stock and Series D-2 preferred voted together on Proposal One, the election of one Class III director, at the annual meeting. Holders of our Series D-1 preferred are entitled to elect their own designees to our board of directors and are not entitled to vote with the holders of our common stock and Series D-2 preferred in the general election of directors at the annual meeting.

Proxies for the meeting were solicited in accordance with Section 14(a) of the Exchange Act pursuant to a proxy statement dated October 28, 2005. There was no solicitation in opposition to Ms. McArdle’s nomination by the board of directors, and Ms. McArdle was re-elected to our board. The votes cast by proxy or in person with respect to the election of Ms. McArdle, as determined by the final report of the inspector of elections, are set forth below. There were no abstentions or broker non-votes with respect to the election of directors.

Nominee	Votes for Nominee	Votes Withheld
Joan C. McArdle	34,291,867	2,655,204

Mr. Douglas A. Kingsley, the designee of the Series D-1 holders who was serving as a Class III director on the date of the 2005 annual meeting of stockholders, was re-elected by the Series D-1 holders to hold office until our 2008 annual meeting of stockholders. On January 20, 2006, Mr. Kingsley resigned from our board of directors, and the Series D-1 holders appointed Christopher Pike as a Class III director to fill the vacancy left by the resignation of Mr. Kingsley. The following directors of our company continued in office after the annual meeting: Donald P. Casey, Mark E. Fusco, Gary E. Haroian, Stephen M. Jennings, and Michael Pehl.

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

ASPEN TECHNOLOGY, INC.
Date: February 9, 2006	By:	/s/ MARK FUSCO
Mark Fusco
President and Chief Executive Officer
Date: February 9, 2006	By:	/s/ CHARLES F. KANE
Charles F. Kane
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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