Form 10-Q
period 2006-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2006-05-10
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006

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

As of May 5, 2006, there were 45,221,496 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

ASPEN TECHNOLOGY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and in thousands)

	March 31, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$70,089	$68,149
Accounts receivable, net	51,690	52,254
Unbilled services	9,541	9,826
Current portion of long-term installments receivable, net	10,586	5,355
Deferred income taxes	701	692
Prepaid expenses and other current assets	8,351	11,483
Total current assets	150,958	147,759
Long-term installments receivable, net	32,551	19,425
Retained interest in sold receivables, net	17,396	16,667
Property and leasehold improvements, at cost	50,536	50,824
Accumulated depreciation and amortization	(41,772)	(39,436)
	8,764	11,388
Computer software development costs, net	14,627	17,411
Purchased intellectual property, net	306	730
Other intangible assets, net	6,786	12,123
Goodwill	14,769	14,729
Deferred income taxes	1,290	1,354
Other assets	2,466	2,656
	$249,913	$244,242
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$232	$1,042
Accounts payable and accrued expenses	64,068	84,407
Deferred revenue	64,380	58,334
Total current liabilities	128,680	143,783
Long-term debt and obligations, less current maturities	188	338
Deferred revenue, less current portion	2,126	2,093
Deferred income taxes	2,780	2,760
Other liabilities	21,683	23,143
Redeemable Preferred Stock Outstanding—363,364 shares as of March 31, 2006 and June 30, 2005	132,720	121,210
Stockholders’ equity (deficit):
Common stock Outstanding—45,167,359 as of March 31, 2006 and 41,483,423 as of June 30, 2005	4,540	4,330
Additional paid-in capital	358,429	345,278
Accumulated deficit	(400,174)	(398,727)
Accumulated other comprehensive income (loss)	(546)	547
Treasury stock, at cost	(513)	(513)
Total stockholders’ equity (deficit)	(38,264)	(49,085)
	$249,913	$244,242

The accompanying notes are an integral part of these financial statements

ASPEN TECHNOLOGY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except for per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Software licenses	$41,750	$31,097	$107,757	$93,102
Service and other	35,351	33,121	105,788	106,011
Total revenues	77,101	64,218	213,545	199,113
Cost of software licenses	4,518	4,035	12,544	12,707
Cost of service and other	18,231	19,215	53,334	63,236
Amortization of technology related intangibles	1,776	1,778	5,331	5,330
Total cost of revenues	24,525	25,028	71,209	81,273
Gross profit	52,576	39,190	142,336	117,840
Operating costs:
Selling and marketing	21,325	24,299	60,596	70,075
Research and development	11,844	11,552	33,749	35,309
General and administrative	9,498	12,746	29,567	35,867
Restructuring charges and FTC legal costs	534	(97)	3,728	21,630
Loss (gain) on sales and disposals of assets	103	81	480	(276)
Total operating costs	43,304	48,581	128,120	162,605
Income (loss) from operations	9,272	(9,391)	14,216	(44,765)
Other income (expense), net	304	(16)	696	(58)
Interest income, net	558	477	953	1,788
Income (loss) before income tax provision	10,134	(8,930)	15,865	(43,035)
Income tax provision	(3,083)	(1,133)	(5,803)	(220)
Net income (loss)	7,051	(10,063)	10,062	(43,225)
Accretion of preferred stock discount and dividend	(3,888)	(3,630)	(11,509)	(10,747)
Net income (loss) applicable to common shareholders	$3,163	$(13,693)	$(1,447)	$(54,002)
Basic net income (loss) per share applicable to common shareholders	$0.07	$(0.32)	$(0.03)	$(1.28)
Diluted net income (loss) per share applicable to common shareholders	$0.06	$(0.32)	$(0.03)	$(1.28)
Weighted average shares outstanding—Basic	44,561	42,639	43,843	42,193
Weighted average shares outstanding—Diluted	55,497	42,639	43,843	42,193

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,062	$(43,255)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,404	19,133
Stock-based compensation	4,997	—
Accretion of discount on retained interest in sold receivables	(729)	—
Asset impairment charges, write-offs under restructuring charges, and (gains) losses on sales and disposals of assets	480	1,190
Deferred income taxes	76	(187)
Decrease (increase) in accounts receivable, net	308	(2,762)
Decrease in unbilled services	158	3,531
Decrease (increase) in installments receivable, net	(18,357)	4,544
Decrease (increase) in prepaid expenses and other current assets	3,017	(2,486)
Decrease in accounts payable and accrued expenses	(20,863)	(20,332)
Increase (decrease) in deferred revenue	6,028	(2,251)
Increase (decrease) in other liabilities	(1,460)	12,122
Net cash provided by (used in) operating activities	1,121	(30,753)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(2,528)	(4,836)
Decrease in other assets	190	224
Capitalization of computer software development costs	(4,100)	(6,893)
Net cash used in investing activities	(6,438)	(11,505)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock purchase plans	839	1,853
Exercise of stock options	7,436	3,104
Payments of long-term debt and capital lease obligations	(960)	(1,449)
Net cash provided by financing activities	7,315	3,508
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(58)	200
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,940	(38,550)
CASH AND CASH EQUIVALENTS, beginning of period	68,149	107,677
CASH AND CASH EQUIVALENTS, end of period	$70,089	$69,127

The accompanying notes are an integral part of these financial statements.

ASPEN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.   Interim Condensed and Consolidated Financial Statements

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these unaudited interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2005, which are contained in the Annual Report on Form 10-K of Aspen Technology, Inc. (the Company), as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of June 30, 2005 has been derived from the consolidated financial statements that have been audited by the Company’s independent registered public accounting firm. The results of operations for the nine month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.   Sale of Installments Receivable

Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments over a one to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rate utilized for the three and nine months ended March 31, 2006 and 2005 was 8.0%.

The Company has arrangements to sell certain of its installments receivable to three financial institutions. The Company sold, with limited recourse, certain of its installment contracts for aggregate proceeds of approximately $19.6 million and $53.6 million during the three and nine months ended March 31, 2006, respectively, and $15.8 million and $67.0 million during the three and nine months ended March 31, 2005, respectively. The financial institutions have certain limited recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company’s contracts with the financial institutions. Collections of these receivables reduce the Company’s recourse obligations, as defined. Generally, no significant gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company to record the installments receivable initially and the discount rate that the financial institutions are willing to use to purchase such receivables.

At March 31, 2006, there was approximately $64 million of additional availability under the arrangements. The Company expects that there will be continued ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. The Company’s potential recourse obligation related to these contracts ranges from $0.2 million to $1.5 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

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

The foreign exchange contracts are entered into to hedge installments receivable, either held or securitized, made in the normal course of business, and accordingly are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies.

The Company’s obligation to cover the potential exposure in the securitized installments receivable represents an embedded derivative. The Company calculates the value of this obligation at each balance sheet date, and if the value of the embedded derivative represents an obligation, the fair value is recorded as a liability. As of March 31, 2006 and June 30, 2005, the value of this embedded derivative represented an asset to the Company, and as such, no entry was recorded.

At March 31, 2006, the Company had effectively hedged $31.7 million of installments receivable, either held or securitized, and accounts receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than to hedge foreign currency risk. The gross value of the held and securitized long-term installments receivable that were denominated in foreign currency was $36.4 million at March 31, 2006. The installments receivable held as of March 2006 mature at various times through April 2011. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are recognized in earnings. Gains and losses resulting from the changes in value of forward foreign exchange contracts are designated to offset certain accounts and installments receivable and are recognized as other income or expense in the period in which the fair market values change and offset the foreign currency losses and gains on the underlying exposures being hedged. During the three and nine months ended March 31, 2006 the net gain or loss recognized in the consolidated statements of operations was a loss of $0.5 million and a loss of $0.8 million, respectively. During the three and nine months ended March 31, 2005 the net gain or loss recognized in the consolidated statements of operations was not material. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are not material.

The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of March 31, 2006. The information is provided in U.S. dollar amounts (in thousands), as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates (in thousands, except average contract rate):

	Notional Amount	Estimated Fair Value*	Average Contract Rate
Euro	$21,202	$20,991	1.23
Japanese Yen	3,774	3,635	.0089
British Pound Sterling	3,456	3,486	1.75
Canadian Dollar	2,977	3,093	.85
Swiss Franc	334	316	.78
	$31,743	$31,521

*                    The estimated fair value is based on the estimated amount at which the contracts could be settled based on spot and forward rates as of March 31, 2006. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company’s banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurance that the Company will be able to mitigate the market and credit risks described above.

4.   Stock-Based Compensation

The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs. Option awards are generally granted with an exercise price equal to the market price of The Company’s stock at the date of grant; those options generally vest over four years and have 10-year contractual terms.

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the Statement’s modified prospective application method. Prior to July 1, 2005, the Company followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation. Under the provisions of SFAS No. 123R, the Company recognizes the fair value of stock-based compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company’s stock-based compensation is accounted for as equity instruments and there have been no liability awards granted.

The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e, Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in previous filings. Under the provisions of SFAS 123R, the Company recorded $1.7 million and $5.1 million of stock-based compensation for the three and nine months ended March 31, 2006, respectively, included in the following categories (in thousands):

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
Recorded as expense
Cost of service and other	$293	$825
Selling and marketing	543	1,501
Research and development	240	676
General and administrative	549	1,995
	1,625	4,997
Capitalized computer software development costs	32	89
Total stock-based compensation	$1,657	$5,086

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $7.35 and $5.93 for the three months ended March 31, 2006 and $4.02 and $4.27 for the nine months ended March 31, 2006, respectively, using the following assumptions:

	Three Months Ended March 31, 2006		Nine Months Ended March 31, 2006
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Average risk-free interest rate	4.59%	4.25%	4.34%	4.02%
Expected dividend yield	None	None	None	None
Expected life	6.0 Years	0.5 Years	6.0 Years	0.5 Years
Expected volatility	85%	42%	85%	42%

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

A summary of option activity under all stock option plans as of March 31, 2006 and for the nine months ended March 31, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2005	11,037,716	$8.56
Options granted	3,040,000	5.50
Options exercised	(1,912,888)	3.89
Options forfeited	(565,299)	5.27
Options expired	(944,750)	15.37
Outstanding at March 31, 2006	10,654,779	$7.12	7.2	$58,921
Exercisable at March 31, 2006	5,751,645	$8.64	5.8	$23,064

As of March 31, 2006, the unamortized fair value of awards relating to stock option plans was $19.8 million. The weighted-average period over which this will be recognized is 1.5 years. The total intrinsic value of options exercised during the nine months ended March 31, 2006 was $17.5 million. The Company received $7.4 million from option exercises during the nine months ended March 31, 2006; no tax benefit was realized for tax deductions from option exercises during the nine months ended March 31, 2006 because it is not anticipated that such tax deductions can be used domestically.

A summary of option activity for nonvested shares as of March 31, 2006 and for the nine months ended March 31, 2006 is presented below:

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2005	3,943,384	$3.91
Granted	3,040,000	4.06
Vested	(1,514,951)	3.73
Forfeited	(565,299)	4.07
Outstanding at March 31, 2006	4,903,134	$4.04

SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if all of the Company’s employee stock options had been accounted for under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (in thousands, except per share data).

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net income (loss) applicable to common shareholders—
As reported	$(13,693)	$(54,002)
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	3,195	5,849
Add: Stock-based compensation expense included in reported net income	—	(537)
Pro forma	$(16,888)	$(59,314)
Net income (loss) applicable to common shareholders per share—Basic
As reported	$(0.32)	$(1.28)
Pro forma	(0.40)	(1.41)

The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $4.37 and $1.20 for the three months ended March 31, 2005, and $4.35 and $1.26 for the nine months ended March 31, 2005, respectively, using the following assumptions:

	Three Months Ended March 31, 2005		Nine Months Ended March 31, 2005
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Average risk free interest rates	4.17%	3.85%	3.83%	3.49%
Expected dividend yield	None	None	None	None
Expected life	5 Years	0.5 Years	5 Years	0.5 Years
Expected volatility	100%	42%	100%	42%

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

	Three Months Ended March 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net income (loss) applicable to common shareholders	$3,227	$(13,693)	$(1,383)	$(54,002)
Basic weighted average common shares outstanding	44,561	42,639	43,482	42,193
Dilutive potential common shares	10,936	—	—	—
Diluted weighted average shares outstanding	55,497	42,639	43,482	42,193
Basic net income (loss) per share applicable to common shareholders	$0.07	$(0.32)	$(0.03)	$(1.28)
Diluted net income (loss) per share applicable to common shareholders	$0.06	$(0.32)	$(0.03)	$(1.28)

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Convertible preferred stock	36,336	36,336	36,336	36,336
Options and warrants	1,790	20,579	11,688	20,559
Convertible debt	—	1,071	—	1,071
Preferred stock dividend, to be settled in common stock	—	2,928	2,211	2,928
Total	38,126	60,914	50,235	60,914

6. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three and nine months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net income (loss)	$7,115	$(10,063)	$10,126	$(43,255)
Foreign currency translation adjustment	(112)	(13)	(1,093)	(95)
Comprehensive income (loss)	$7,003	$(10,076)	$9,033	$(43,350)

7. Restructuring Charges and FTC Legal Costs

Restructuring charges and FTC legal costs consist of the following (in thousands):

	Three months Ended March 31,		Nine months Ended March 31,
	2006	2005	2006	2005
Restructuring charges	$534	$(97)	$3,728	$21,789
FTC legal costs	—	—	—	(159)
	$534	$(97)	$3,728	$21,630

During the three months ended March 31, 2006, the Company recorded $0.5 million in restructuring charges. Of this amount, $0.2 million relates to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. The remaining $0.3 million relates to revisions of estimates associated with lease exit costs and accretion of the discounted restructuring accruals under previous restructuring plans.

(a) Restructuring charges originally arising in Q4 FY05, Q1 FY06 and Q2 FY06

In May 2005 the Company initiated a plan to consolidate several corporate functions and to reduce its operating expenses. The plan to reduce operating expenses primarily resulted in headcount reductions, and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million, recorded in the fourth quarter of fiscal 2005. The related year-end accrual was approximately $2.6 million.

During the three and nine months ended March 31, 2006, the Company recorded an additional $0.2 million and $1.7 million, respectively, related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005.

As of March 31, 2006, there was $0.7 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the nine months ended March 31, 2006, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$84	$2,460	$2,544
Restructuring charge	306	859	1,165
Restructuring charge—Accretion	—	7	7
Payments	(65)	(1,919)	(1,984)
Accrued expenses, September 30, 2005	325	1,407	1,732
Restructuring charge	139	57	196
Restructuring charge—Accretion	—	14	14
Payments	(112)	(728)	(840)
Accrued expenses, December 31, 2005	352	750	1,102
Restructuring charge	217	113	330
Payments	(346)	(418)	(764)
Accrued expenses, March 31, 2006	$223	$445	$668
Expected final payment date	May 2007	September 2006

The components of the additional restructuring activities completed in fiscal 2006 are as follows:

Closure/consolidation of facilities:   Approximately $0.7 million of the additional restructuring charge related to the termination of a facility lease. The facility lease had a remaining term of two years. The amount accrued is an estimate of the remaining obligation under the lease, reduced by expected income from the sub-lease of the underlying properties.

Employee severance, benefits and related costs:   Approximately $1.0 million of the additional restructuring charge related to relocation costs and the reduction in headcount. The relocation costs are associated with employees that relocated during the nine months ended March 31, 2006, and consist of the costs of moving the employees and relocation bonuses. The costs associated with reductions in headcount relate to employees who were notified as of June 30, 2005, but who continued to provide services to the Company during the nine months ended March 31, 2006.

(b) Restructuring charges originally arising in Q4 FY04 and Q1 FY05

In June 2004, the Company initiated a plan to reduce its operating expenses in order to better align its operating cost structure with the then-current economic environment and to improve its operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During the year ended June 30, 2005, the Company recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. During the nine months ended March 31, 2006, the Company recorded a $0.6 million increase to the accrual due to a change in the estimate of future operating costs and sub-lease assumptions associated with the facilities.

As of March 31, 2006, there was $7.5 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the nine months ended March 31, 2006, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$8,425	$232	$8,657
Change in estimate—Revised assumptions	242	—	242
Restructuring charge—Accretion	102	—	102
Payments	(894)	(50)	(944)
Accrued expenses, September 30, 2005	7,875	182	8,057
Change in estimate—Revised assumptions	243	3	246
Restructuring charge—Accretion	112	—	112
Payments	(608)	(6)	(614)
Accrued expenses, December 31, 2005	7,622	179	7,801
Change in estimate—Revised assumptions	63	24	87
Restructuring charge—Accretion	111	—	111
Payments	(490)	(20)	(510)
Accrued expenses, March 31, 2006	$7,306	$183	$7,489
Expected final payment date	September 2012	December 2006

(c) Restructuring charges originally arising in Q2 FY03

In October 2002, the Company initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, the Company revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which had been affected the most by the economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.1 million. During fiscal 2004, the Company recorded a $4.9 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations. During fiscal 2005, the Company recorded a $6.9 million increase to the accrual primarily due to a change in the estimate of the facility vacancy term, extending to the term of the lease. During the nine months ended March 31, 2006, the Company recorded a $1.0 million increase to the accrual due to changes in the estimates of future operating costs and sub-lease assumptions associated with the facilities and of severance costs.

As of March 31, 2006, there was $10.5 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the nine months ended March 31, 2006, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Accrued expenses, June 30, 2005	$11,698	$160	$78	$11,936
Change in estimate—Revised assumptions	648	—	—	648
Payments	(646)	(1)	(19)	(666)
Accrued expenses, September 30, 2005	11,700	159	59	11,918
Change in estimate—Revised assumptions	399	—	—	399
Payments	(957)	(23)	(31)	(1,011)
Accrued expenses, December 31, 2005	11,142	136	28	11,306
Change in estimate—Revised assumptions.	89	(95)	(6)
Payments	(691)	(41)	(28)	(760)
Accrued expenses, March 31, 2006	$10,540	$—	$—	$10,540
Expected final payment date	September 2012

(d) Restructuring charges originally arising in Q4 FY02

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

As of March 31, 2006, there was $0.6 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations and lease payments. During the nine months ended March 31, 2006, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$782	$111	$893
Change in estimate—Revised assumptions	36	—	36
Payments	(107)	(69)	(176)
Accrued expenses, September 30, 2005	711	42	753
Change in estimate—Revised assumptions	26	—	26
Payments	(119)	—	(119)
Accrued expenses, December 31, 2005	618	42	660
Change in estimate—Revised assumptions	13	—	13
Payments	(105)	—	(105)
Accrued expenses, March 31, 2006	$526	$42	$568
Expected final payment date	September 2012	June 2006

8. Commitments and Contingencies

U.S. Attorney’s Office Investigation

On October 29, 2004, the Company announced that it had received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents relating to transactions to which the Company was a party during the 2000 to 2002 time frame, associated documents dating from January 1, 1999, and additional materials. The Company has cooperated fully with the subpoena requests and in the investigation by the U.S. Attorney’s Office. The investigation by the U.S. Attorney’s Office is ongoing in coordination with the SEC, to which the audit committee had promptly reported its investigation following its commencement in October 2004.

Class Action

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

Following mediation, on November 16, 2005, the Company and the plaintiffs on behalf of putative class members, defined to include all persons who purchased Aspen Technology, Inc. common stock between October 29, 1999 and March 15, 2005, inclusive (the “Class”), entered into a Stipulation and Agreement of Compromise, Settlement and Release of Securities Action (the “Stipulation”) which was filed with the Court on the same date providing, among other things, for settlement and release of all direct and indirect claims of the Class concerning matters covered by the Stipulation. On December 12, 2005, the Court granted preliminary approval of the settlement provided for in the Stipulation. After notice to the Class and hearing, on March 6, 2006 the Court granted final approval of the settlement, and the class action lawsuit was dismissed with prejudice. The Company entered into the Stipulation to resolve the matter and without acknowledging any fault, liability or wrongdoing of any kind. There has been no adverse determination by the Court against the Company or any of the other defendants in the case.

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

Derivative Suits

On December 1, 2004, a putative derivative action lawsuit was filed as a related action to the first filed of the Class Actions (described above) in the United States District Court for the District of Massachusetts, captioned Caviness v. Evans, et al., Civil Action No. 04-12524 (D. Mass.) (the “Derivative Action”). The complaint, as subsequently amended, alleged, among other things, that the former and current director and officer defendants caused us to issue false and misleading financial statements, and brought derivative claims for breach of fiduciary duty for insider trading; breach of fiduciary duty; abuse of control; gross mismanagement; waste of corporate assets; and unjust enrichment.

On August 18, 2005, the Court granted defendants’ motion to dismiss the Derivative Action for failure of plaintiff to make a pre-suit demand on the board of directors of the Company to take the actions referenced in the Derivative Action complaint.

On April 12, 2005, the Company received a letter on behalf of Mr. Brian Buttolph demanding that the board of directors of the Company take actions substantially similar to those referenced in the Derivative Action. On February 28, 2006, the Company received a letter on behalf of Mr. Caviness demanding that the Company take actions referenced in the Derivative Action complaint. The board of directors responded to both of the foregoing letters that it has taken the letters under advisement pending further regulatory investigation developments, which the board continues to monitor and with which the Company continues to cooperate; requesting confirmation of shareholder status; and, with respect to the most recent letter, also referring the shareholder to the March 6, 2006 federal Court approval of the class action settlement summarized above.

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

In the accompanying consolidated condensed statements of operations, the accretion of the preferred stock discount and dividend consist of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Accrual of dividend on Series D preferred stock	$(2,921)	$(2,699)	$(8,593)	$(7,939)
Accretion of discount on Series D preferred stock	(967)	(931)	(2,916)	(2,808)
Total	$(3,888)	$(3,630)	$(11,509)	$(10,747)

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

	License	Consulting Services	Maintenance and Training	Total
Three Months Ended March 31, 2006—
Revenues from external customers	$41,750	$16,111	$19,240	$77,101
Controllable expenses	17,606	11,736	3,711	33,053
Controllable margin(1)	$24,144	$4,375	$15,529	$44,048
Three Months Ended March 31, 2005—
Revenues from external customers	$31,097	$14,723	$18,398	$64,218
Controllable expenses	15,508	11,887	4,303	31,698
Controllable margin,(1)	$15,589	$2,836	$14,095	$32,520
Nine Months Ended March 31, 2006—
Revenues from external customers	$107,757	$48,591	$57,197	$213,545
Controllable expenses	48,569	34,444	10,775	93,788
Controllable margin(1)	$59,188	$14,147	$46,422	$119,757
Nine Months Ended March 31, 2005—
Revenues from external customers	$93,102	$49,477	$56,534	$199,113
Controllable expenses	46,998	41,436	12,099	100,533
Controllable margin(1)	$46,104	$8,041	$44,435	$98,580

(1)          The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Total controllable margin for reportable segments	$44,048	$32,520	$119,757	$98,580
Selling and marketing	(17,766)	(20,731)	(50,046)	(59,405)
General and administrative and overhead	(16,476)	(21,277)	(51,767)	(62,667)
Restructuring charges and FTC legal costs	(534)	97	(3,728)	(21,630)
Interest and other income and expense, net	862	461	1,649	2,087
Income (loss) before income tax provision	$10,134	$(8,930)	$15,865	$(43,035)

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2005. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH ELSEWHERE IN THIS QUARTERLY REPORT INCLUDING IN “ITEM 1A. RISK FACTORS” IN PART II OF THIS QUARTERLY REPORT.

Overview

Since our founding in 1981, we have developed and marketed software and services to companies in the process industries.

Significant Events—Nine Months Ended March 31, 2006

Following mediation, on November 16, 2005, we and the plaintiffs on behalf of putative class members, defined to include all persons who purchased Aspen Technology, Inc. common stock between October 29, 1999 and March 15, 2005, inclusive, whom we refer to collectively as the “Class”, entered into a Stipulation and Agreement of Compromise, Settlement and Release of Securities Action, which we refer to as the “Stipulation,” which was filed with the Court on the same date providing, among other things, for settlement and release of all direct and indirect claims of the Class concerning matters covered by the Stipulation. On December 12, 2005, the Court granted preliminary approval of the settlement provided for in the Stipulation. After notice to the Class and hearing, on March 6, 2006, the Court granted final approval of the settlement, and the class action lawsuit was dismissed with prejudice. We entered into the Stipulation to resolve the matter and without acknowledging any fault, liability or wrongdoing of any kind. There has been no adverse determination by the Court against us or any of the other defendants in the case.

Pursuant to the terms of the settlement, we and our insurance carrier have paid a total of $5.6 million into a settlement fund. All costs of preparing and distributing notices to members of the Class and administration of the settlement, together with all fees and expenses awarded to plaintiffs’ counsel and certain other expenses, will be paid out of the settlement fund, which will be maintained by an escrow agent under the Court’s supervision.

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

Summary of Restructuring Accruals

Restructuring charges originally arising in Q4 FY05, Q1 FY06 and Q2 FY06

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

During the three and nine months ended March 31, 2006, we recorded $0.2 million and $1.3 million, respectively, related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005.

As of March 31, 2006, there was $0.7 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the nine months ended March 31, 2006, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract Exit Costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$84	$2,460	$2,544
Restructuring charge	306	859	1,165
Restructuring charge—Accretion	—	7	7
Payments	(65)	(1,919)	(1,984)
Accrued expenses, September 30, 2005	325	1,407	1,732
Restructuring charge	139	57	196
Restructuring charge—Accretion	—	14	14
Payments	(112)	(728)	(840)
Accrued expenses, December 31, 2005	352	750	1,102
Restructuring charge	217	113	330
Payments	(346)	(418)	(764)
Accrued expenses, March 31, 2006	$223	$445	$668
Expected final payment date	May 2007	September 2006

Restructuring charges originally arising in Q4 FY04 and Q1 FY05

In June 2004, we initiated a plan to reduce our operating expenses in order to better align our operating cost structure with the then-current economic environment and to improve our operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During the year ended June 30, 2005, we recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. During the nine months ended March 31, 2006, we recorded a $0.6 million increase to the accrual due to a change in the estimate of future operating costs and sub-lease assumptions associated with the facilities.

As of March 31, 2006, there was $7.5 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the nine months ended March 31, 2006, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities and Contract Exit Costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$8,425	$232	$8,657
Change in estimate—Revised assumptions	242	—	242
Restructuring charge—Accretion	102	—	102
Payments	(894)	(50)	(944)
Accrued expenses, September 30, 2005	7,875	182	8,057
Change in estimate—Revised assumptions	243	3	246
Restructuring charge—Accretion	112	—	112
Payments	(608)	(6)	(614)
Accrued expenses, December 31, 2005	7,622	179	7,801
Change in estimate—Revised assumptions	63	24	87
Restructuring charge—Accretion	111	—	111
Payments	(490)	(20)	(510)
Accrued expenses, March 31, 2006	$7,306	$183	$7,489
Expected final payment date	September 2012	December 2006

Restructuring charges originally arising in Q2 FY03

In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, we revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which had been affected the most by the economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.1 million. During fiscal 2004, we recorded a $4.9 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations. During fiscal 2005, we recorded a $6.9 million increase to the accrual primarily due to a change in the estimate of the facility vacancy term, extending to the term of the lease. During the nine months ended March 31, 2006, we recorded a $1.1 million increase to the accrual due to a change in the estimate of future operating costs and sub-lease assumptions associated with the facilities.

As of March 31, 2006, there was $10.5 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations, lease payments and disposition costs. During the nine months ended March 31, 2006, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Accrued expenses, June 30, 2005	$11,698	$160	$78	$11,936
Change in estimate—Revised assumptions	648	—	—	648
Payments	(646)	(1)	(19)	(666)
Accrued expenses, September 30, 2005	11,700	159	59	11,918
Change in estimate—Revised assumptions	399	—	—	399
Payments	(957)	(23)	(31)	(1,011)
Accrued expenses, December 31, 2005	11,142	136	28	11,306
Change in estimate—Revised assumptions	89	(95)	—	(6)
Payments	(691)	(41)	(28)	(760)
Accrued expenses, March 31, 2006	$10,540	$—	$—	$10,540
Expected final payment date	September 2012

Restructuring charges originally arising in Q4 FY02

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

As of March 31, 2006, there was $0.6 million remaining in accrued expenses and other liabilities relating to the remaining severance obligations and lease payments. During the nine months ended March 31, 2006, the following activity was recorded (in thousands):

	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2005	$782	$111	$893
Change in estimate—Revised assumptions	36	—	36
Payments	(107)	(69)	(176)
Accrued expenses, September 30, 2005	711	42	753
Change in estimate—Revised assumptions	26	—	26
Payments	(119)	—	(119)
Accrued expenses, December 30, 2005	618	42	660
Change in estimate—Revised assumptions	13		13
Payments	(105)	—	(105)
Accrued expenses, March 31, 2006	$526	$42	$568
Expected final payment date	September 2012	June 2006

Critical Accounting Estimates and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•       Revenue recognition for both software licenses and fixed-fee consulting services,

•       Impairment of long-lived assets, goodwill and intangible assets,

•       Accrual of legal fees associated with outstanding litigation,

•       Accounting for taxes,

•       Allowance for doubtful accounts,

•       Accounting for securitization of installments receivable, and

•       Accounting for stock-based compensation

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

In prior years we recorded charges related to the impairment of certain long-lived assets and technology related intangible and computer software development assets. The timing and size of future impairment charges involves the application of management’s judgment and estimates and could result in the impairment of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $47.7 million as of March 31, 2006.

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

Accounting for Stock-Based Compensation

We adopted SFAS No. 123(revised 2004), “Share-Based Payment,” effective July 1, 2005. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. SFAS 123R requires significant judgment and the use of estimates, particularly for assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value stock-based compensation in net income. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. Refer to Note 4, Stock-Based Compensation, in our notes to our consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more discussion.

Results of Operations

The following table sets forth the percentages of total revenues represented by certain consolidated condensed statement of operations data for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenues:
Software licenses	54.1%	48.4%	50.5%	46.8%
Service and other	45.9	51.6	49.5	53.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of software licenses	5.9	6.3	5.8	6.4
Cost of service and other	23.6	29.9	25.0	31.8
Amortization of technology related intangible assets	2.3	2.8	2.5	2.7
Total cost of revenues	31.8	39.0	33.3	40.8
Gross profit	68.2	61.0	66.7	59.2
Operating costs:
Selling and marketing	27.6	37.8	28.4	35.2
Research and development	15.4	18.0	15.8	17.7
General and administrative	12.2	19.8	13.8	18.0
Restructuring charges and FTC legal costs	0.7	(0.2)	1.7	10.9
Loss (gain) on sales and disposals of assets	0.1	0.1	0.2	(0.1)
Total operating costs	56.0	75.7	60.0	81.6
Income (loss) from operations	12.2	(14.6)	6.7	(22.5)
Other income (expense), net	0.4	0.0	0.3	0.0
Interest income, net	0.7	0.7	0.5	0.0
Income (loss) before income tax provision	13.3%	(13.9)%	7.5%	(21.6)%

Comparison of the Three and Nine Months Ended March 31, 2006 and 2005

New Stock-Based Compensation Accounting Pronouncement

Effective July 1, 2005, we adopted the provisions of SFAS 123R, using the Statement’s modified prospective application method. Prior to July 1, 2005, we followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock—based compensation.

Under the provisions of SFAS 123R, we now recognize the fair value of stock-based compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period of four years.

We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. ,Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in previous filings.

Under the provisions of SFAS 123R, we recorded $1.7 million and $5.1 million of stock-based compensation for the three and nine months ended March 31, 2006, respectively, included in the following categories (in thousands):

	Three Months Ended March, 2006	Nine Months Ended March 31, 2006
Recorded as expense
Cost of service and other	$293	$825
Selling and marketing	543	1,501
Research and development	240	676
General and administrative	549	1,995
	1,625	4,997
Computer software development costs capitalized	32	89
Stock-based compensation	$1,657	$5,086

Total Revenues

Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for the three months ended March 31, 2006 increased 20.1% to $77.1 million from $64.2 million in the three months ended March 31, 2005. Total revenues for the nine months ended March 31, 2006 increased 7.2% to $213.5 million from $199.1 million in the nine months ended March 31, 2005. Total revenues from customers outside the United States were $48.3 million and $126.6 million, or 62.6% and 59.3% of total revenues for the three and nine months ended March 31, 2006 respectively, as compared to $40.0 million and $121.5 million, or 62.0% and 61.1% of total revenues for the three and nine months ended March 31, 2005. The geographical mix of revenues can vary from period to period.

Software License Revenues

Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. Software license revenues represented 54.1% of total revenues for the three months ended March 31, 2006 compared to 48.4% for the three months ended March 31, 2005. Revenues from software licenses in the three months ended March 31, 2006 increased 34.3% to $41.8 million from $31.1 million in the three months ended March 31, 2005.

Software license revenues represented 50.5% of total revenues for the nine months ended March 31, 2006 compared to 46.8% for the nine months ended March 31, 2005. Revenues from software licenses in the nine months ended March 31, 2006 increased 15.7% to $107.8 million from $93.1 million in the nine months ended March 31, 2005.

The increases in the three and nine month periods principally reflected the increased efforts and time that our management were able to dedicate to software license activities, and the increased willingness of customers to make investments in our products, following the resolution of the Federal Trade Commission, or FTC, proceedings and the audit committee investigation pending during the earlier periods.

Service and Other Revenues

Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended March 31, 2006 increased 6.7% to $35.4 million from $33.1 million for the three months ended March 31, 2005. Revenues from service and other for the nine months ended March 31, 2006 decreased slightly, or 0.2%, to $105.8 million from $106.0 million for the nine months ended March 31, 2005.

The increase in the three month period resulted from increases in both consulting and maintenance services. Sales of these services has also benefited from the resolution of the FTC proceedings and the audit committee investigation pending during the comparable prior year’s periods.

The decrease in the nine month period was attributable primarily to the consulting services business. Consulting services decreased due to the December 2004 sale of a portion of our consulting business to Honeywell, as part of our settlement with the FTC.

Cost of Software Licenses

Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging. Cost of software licenses for the three months ended March 31, 2006 increased 12.0% to $4.5 million from $4.0 million for the three months ended March 31, 2005. Cost of software licenses for the nine months ended March 31, 2006 decreased 1.3% to $12.5 million from $12.7 million for the nine months ended March 31, 2005. Cost of software licenses as a percentage of revenues from software licenses was 10.8% and 11.6% for the three and nine months ended March 31, 2006, respectively, as compared to 13.0% and 13.6% for the three and nine months ended March 31, 2005, respectively. The cost increase in the three month period was primarily due to a $0.4 million increase in amortization of capitalized software.

Cost of Service and Other

Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for the three months ended March 31, 2006 decreased 5.1% to $18.2 million from $19.2 million in the three months ended March 31, 2005. Cost of service and other for the nine months ended March 31, 2006 decreased 15.7% to $53.3 million from $63.2 million in the nine months ended March 31, 2005. Cost of service and other as a percentage of service and other revenues was 51.6% and 50.4% in the three and nine months ended March 31, 2006, respectively, as compared to 58.0% and 59.7% in the three and nine months ended March 31, 2005, respectively.

The cost decrease in the three month periods was primarily due to decreased payroll and related costs of $2.0 million and decreased rent and facility costs of $0.8 million related to reductions in headcount and facility consolidations, offset in part by stock-based compensation costs of $0.3 million and a $1.0 million increase in project reimbursable costs. The decrease in cost for the nine month periods was attributable to decreased payroll and related costs of $8.4 million and decreased rent and facility costs of $2.9 million related to reductions in headcount and facility consolidations, and decreased third-party consultant costs of $2.7 million, offset in part by stock-based compensation costs of $0.8 million and a $3.4 million increase in project reimbursable costs.

Amortization of Technology Related Intangibles

Amortization of technology related intangibles was $1.8 million for the three months ended March 31, 2006 and 2005, and was $5.3 million for the nine months ended March 31, 2006 and 2005. As a percentage of total revenues, amortization of technology related intangibles was 2.3% and 2.5% for the three and nine months ended March 31, 2006, respectively, as compared to 2.8% and 2.7% for the three and nine months ended March 31, 2005.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2006 decreased 12.2% to $21.3 million from $24.3 million in the three months ended March 31, 2005. Selling and marketing expenses for the nine months ended March 31, 2006 decreased 13.5% to $60.6 million from $70.1 million in the nine months ended March 31, 2005. As a percentage of total revenues, selling and marketing expenses were 27.6% and 28.4% for the three and nine months ended March 31, 2006, respectively, as compared to 37.8% and 35.2% for the three and nine months ended March 31, 2005, respectively.

The decrease in cost for the three month periods was attributable to decreased payroll and related costs of $1.9 million and lower rent and facilities costs of $0.9 million related to reductions in headcount and facility consolidations, and a $0.7 million reduction in travel expenses, offset in part by $0.5 million in stock based compensation costs. The decrease in cost for the nine month periods was attributable to decreased payroll and related costs of $4.5 million and decreased rent and facilities costs of $3.0 million related to reductions in headcount and facility consolidations, decreased marketing costs of $3.8 million, and a $1.5 million reduction in travel expenses, offset in part by $1.5 in stock-based compensation costs and increases in commission and bonus costs of $1.9 million.

Research and Development Expenses

Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Research and development expenses during the three months ended March 31, 2006 increased 2.5% to $11.8 million from $11.6 million in the three months ended March 31, 2005. Research and development expenses during the nine months ended March 31, 2006 decreased 4.4% to $33.7 million from $35.3 million in the nine months ended March 31, 2005. As a percentage of revenues, research and development costs were 15.4% and 15.8% for the three and nine months ended March 31, 2006, respectively, as compared to 18.0% and 17.7% for the three and nine months ended March 31, 2005, respectively.

The increase in costs for the three month periods was due to a decrease in software development costs eligible for capitalization of $2.0 million and $0.3 million in stock-based compensation costs, both offset in part by decreased payroll and related costs of $0.2 million, lower depreciation and facility costs of $0.5 million and decreased third-party consultant costs of $0.6 million. The decrease in costs for the nine month periods was attributable to decreased salary and related costs of $1.3 million, decreased third-party consultant costs of $1.5 million, and decreased fixed asset depreciation and facility costs of $1.1 million, all offset in part by a decrease in software development costs eligible for capitalization of $2.7 million and stock-based compensation costs of $0.7 million.

We capitalized software development costs that amounted to 8.9% and 12.1% of our total research and development costs during the three and nine months ended March 31, 2006, respectively, as compared to 13.9% and 16.9% during the three and nine months ended March 31, 2005, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional fees, and amortization of other intangible assets. General and administrative expenses for the three months ended March 31, 2006 decreased 25.5% to $9.5 million from $12.7 million for the three months ended March 31, 2005. General and administrative expenses for the nine months ended March 31, 2006 decreased 17.6% to $29.6 million from $35.9 million for the nine months ended March 31, 2005.

The decrease in costs for the three month periods was attributable to decreased legal costs of $3.5 million, primarily related to the audit committee investigation in the prior year and lower third-party consultant costs of $0.4 million, both offset in part by stock-based compensation costs of $0.5 million and increases associated with bonuses of $0.6 million. The decrease in costs for the nine month periods can be attributed to decreased legal costs of $6.8 million, primarily related to the audit committee investigation and other litigation in the prior year, the existence of a contract termination charge in the prior year of $1.1 million, and decreased payroll and related costs of $1.9 million, all offset in part by stock-based compensation costs of $2.0 million, increases associated with bonuses of $1.3 million and increased recruiting costs of $0.4 million.

Restructuring Charges and FTC Legal Costs

During the three months ended March 31, 2006, we recorded $0.5 million in restructuring charges. Of this amount, $0.1 million related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. The remaining $0.4 million related to revisions of estimates associated with lease exit costs and accretion of the discounted restructuring accruals under previous restructuring plans.

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

We sell a portion of our installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any one year is the result of the implicit interest rate established by us on installment contracts and the size of the contract portfolio. Interest income was $0.8 million and $1.7 million for the three and nine months ended March 31, 2006, respectively, as compared to $1.7 million and $4.9 million for the three and nine months ended March 31, 2005, respectively. This decrease is due to the securitization of approximately $71.2 million of our installments receivable in June 2005.

Interest Expense

Interest expense is generated from interest charged on our convertible debentures, notes payable and capital lease obligations. Interest expense was $0.3 million and $0.7 million for the three and nine months ended March 31, 2006, as compared to $1.2 million and $3.1 million for the three and nine months ended March 31, 2005, respectively. This reduction in interest expense resulted from the retirement of our convertible debentures in June 2005.

Tax Provision

The tax provision recorded during the three and nine months ended March 31, 2006 relates primarily to income taxes incurred in foreign jurisdictions for which an offsetting benefit in the United States is currently unavailable. The inability to realize a benefit from those foreign taxes is caused principally by the Company’s excess US net operating loss carryforward position. The ability of the Company to realize a benefit from these net operating loss carryforwards is dependent upon the Company’s future profitability in the United States. We did not record a domestic income tax benefit for the nine months ended March 31, 2006 and 2005, as we provided a full valuation against the domestic tax net operating loss carryforwards that were generated during the periods.

Liquidity and Capital Resources

During the nine months ended March 31, 2006, operating activities generated $1.1 million of cash as net income, excluding non-cash expenses for stock-based compensation and depreciation and amortization, offset cash payments related to restructuring, legal and financing accruals and an increase in installments receivable. Investing activities used $6.4 million of cash as a result of the purchase of property and equipment and the capitalization of computer software development costs. Financing activities provided $7.3 million of cash primarily due to the exercise of stock options and the issuance of shares under our employee stock purchase plan.

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

In May 2006, we received a demand letter from the Series D-1 preferred holders, in accordance with the terms of their investor rights agreement with us, requesting the registration of all of the shares of common stock into which their shares of Series D-1 preferred are convertible and their WD warrants are exercisable in an underwritten public offering. As of the date of this letter, the total number of shares of common stock that would be covered by this registration demand letter is approximately 36,000,000. We are evaluating and discussing this letter with our professional advisors and the Series D-1 preferred holders.

We have had arrangements to sell installments receivable to three financial institutions, GE Capital Corporation, Bank of America and Silicon Valley Bank. We sold certain installment contracts for aggregate proceeds of approximately $19.6 million and $53.6 million during the three and nine months ended March 31, 2006, respectively, and $15.8 million and $67.0 million during the three and nine months ended March 31, 2005, respectively. As of March 31, 2006, there was approximately $64 million in additional availability under the arrangements. We expect to continue to have the ability to sell receivables, as the collection of the sold receivables will reduce the outstanding balance, and the availability under the arrangements can be increased. At March 31, 2006, we had a partial recourse obligation that was within the range of $0.2 million to $1.5 million.

In January 2003, we executed a loan arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (1) $15.0 million or (2) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (1) $10.0 million or (2) 80% of eligible foreign receivables. The lines of credit bear interest at the bank’s prime rate (7.75% at March 31, 2006) plus 0.5%. We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit initially are collateralized by nearly all of our assets, but upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of March 31, 2006, there was $9.1 million in letters of credit outstanding under the line of credit, and there was $12.4 million available for future borrowing. The loan arrangement expires in July 2006.

As of March 31, 2006, we had cash and cash-equivalents totaling $70.1 million. Our commitments as of March 31, 2006 consisted of debt obligations and leases for our headquarters and other facilities. Other than these, there were no other commitments for capital or other expenditures. Our obligations related to these items at March 31, 2006 were as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$2,727	$9,467	$7,777	$7,589	$7,123	$21,262	$55,945
Debt obligations	194	172	115	—	—	—	481
Total commitments	$2,921	$9,639	$7,892	$7,589	$7,123	$21,262	$56,426

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Information relating to quantitative and qualitative disclosure about market risk is set forth in note 3 under the caption “Notes to Consolidated Condensed Financial Statements,” and below under the caption “Foreign Exchange Hedging.”

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

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars ($ in thousands)

	Fair Value at March 31, 2006	Maturing in FY2006
Cash Equivalents	$70,089	$70,089
Weighted Average Interest Rate	2.19%	2.19%
Investments	$—	$—
Weighted Average Interest Rate	—%	—%
Total Portfolio	$70,089	$70,089
Weighted Average Interest Rate	2.19%	2.19%

Impact of Foreign Currency Rate Changes

During the first nine months of fiscal 2006, the U.S. dollar generally strengthened as compared to the European and Asia/Pacific currencies, and weakened as compared to the Canadian currency. The translation of our intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts and installment receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivables denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $31.7 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Euro and Canadian currencies, which represented underlying customer accounts receivable transactions at March 31, 2006. The underlying customer installments receivable transactions consist of assets carried on our balance sheet and assets that were transferred to our subsidiary as part of the securitization of installments receivable, for which we have assumed the exposure associated with changes in foreign exchange rates. At each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currencies are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings. Gains and losses related to these instruments during the three and nine months ended March 2006 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, operating results or cash flows resulting from the use of these instruments. There can be no assurance, however, that these strategies will be effective or that transaction losses can be limited or forecasted accurately.

The following table provides information about our forward contracts, as of March 31, 2006, to sell foreign currencies for U.S. dollars. All of these contracts relate to customer accounts and installments receivable. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value on the contract as of March 31, 2006.

Forward Contracts to Sell Foreign Currencies for U.S. Dollars Related to Customer Installments Receivable:

Currency	Average Contract Rate	Forward Amount in U.S. Dollars	Contract Origination Date	Contract Maturity Date
		(in thousands)
Euro	1.23	$21,202	Various: Aug 04 - Mar 06	Various: Apr 06 - Mar 07
Japanese Yen	.0089	3,774	Various: Feb 05 - Mar 06	Various: May 06 - Mar 07
British Pound Sterling	1.75	3,456	Various: May 05 - Mar 06	Various: Apr 06 - Mar 07
Canadian Dollar	0.85	2,977	Various: Feb 05 - Mar 06	Various: Apr 06 - Mar 07
Swiss Franc	.78	334	Various: Jul 05 - Mar 06	Various: May 06 - Jul 06
Total		$31,743

Item 4.                        Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

During the fiscal quarter and nine months ended March 31, 2006, we implemented a number of remedial measures designed to address these material weaknesses. However, we have not tested all of the changes related to internal controls over financial reporting initiated in the current fiscal year. Therefore, our chief executive officer and chief financial officer do not have sufficient assurance that these changes are adequate to prevent or detect material misstatement of our financial position or results of operations and have concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

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

During the quarter ended December 31, 2005, we made the following changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to address our previously reported material weaknesses. These changes in our internal control over financial reporting have materially affected, or our reasonably likely to materially affect, our internal control over financial reporting and:

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

During the quarter ended March 31, 2006, we made the following additional changes in our internal control over financial reporting to address our previously reported material weaknesses that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•       We hired a corporate controller, a director of corporate accounting, a manager of financial reporting, an accounts payable manager and an additional accounts receivable specialist in our Cambridge, Massachusetts headquarters. We also hired a manager of revenue operations for the Asia Pacific region and a collection specialist in Europe.

•       We engaged external legal counsel to pursue legal measures for the collection of certain outstanding receivables.

•       We provided training on revenue recognition and internal credit policies for regional sales personnel, sales and executive management and new finance management.

In addition, we are also implementing the following initiatives, to further address our previously reported material weaknesses:

•       We are actively recruiting additional accounting and finance personnel, including experienced general ledger accounting personnel and tax specialists.

•       We are continuing to explore the engagement of an external collections agency in Europe and pursue all appropriate legal measures in order to collect outstanding accounts receivable in a more timely manner.

•       We are continuing to increase the frequency and scope of training on revenue recognition accounting for accounting, finance and operations personnel.

•       We are continuing to implement formal policies and procedures to ensure that accurate invoices are submitted to customers and that all invoices paid by customers are recorded accurately and timely in our records.

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

If the remedial measures described above are insufficient to address any of the six identified material weaknesses, our financial statements may contain material misstatements. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weakness could have the effects described in “Item 1A.—Risk Factors”. We have identified six material weaknesses in our internal control over financial reporting as of March 31, 2006 that, if not remedied effectively, could result in material misstatements in our financial statements for future periods in Part II of this quarterly report.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act are attached as exhibits to this quarterly report. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. This Item 4 should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

U.S. Attorney’s Office Investigation

In October 2004, the audit committee of our board of directors commenced a detailed investigation of the accounting for certain software license and service agreement transactions entered into with certain alliance partners and other customers during fiscal years 2000 through 2002, which investigation concluded in March 2005. On October 29, 2004, we announced that we had received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents relating to transactions to which we were a party during the 2000 to 2002 time frame, associated documents dating from January 1, 1999, and additional materials. We have cooperated fully with the subpoena requests and in the investigation by the U.S. Attorney’s Office. The investigation by the U.S. Attorney’s Office is ongoing in coordination with the SEC, to which the audit committee had initially reported the initiation of its investigation.

Class Action Suit

In November 2004, two putative class action lawsuits were filed against us in the United States District Court for the District of Massachusetts, captioned, respectively, Fener v. Aspen Technology, Inc., et. al., Civil Action No. 04-12375 (D. Mass.) (filed Nov. 9, 2004) and Stockmaster v. Aspen Technology, Inc., et. al., Civil Action No. 04-12387 (D. Mass.) (filed Nov. 10, 2004), which we refer to as the Class Actions. The Class Actions allege, among other things, that we violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various statements about our financial condition for fiscal years 2000 through 2004. On February 2, 2005, the Court consolidated the cases under the caption Aspen Technology, Inc. Securities Litigation, Civil Action No. 04-12375 (D. Mass.), and appointed The Operating Engineers and Construction Industry and Miscellaneous Pension Fund (Local 66) and City of Roseville Employees’ Retirement System as lead plaintiff, purporting to represent a putative class of persons who purchased our common stock between January 25, 2000 and October 29, 2004. On August 26, 2005, the plaintiffs filed a consolidated amended complaint containing allegations materially similar to the prior complaints and expanding the class action period.

Following mediation, on November 16, 2005, we and the plaintiffs on behalf of putative class members, defined to include all persons who purchased our common stock between October 29, 1999 and March 15, 2005, inclusive, whom we refer to collectively as the Class, entered into a Stipulation and Agreement of Compromise, Settlement and Release of Securities Action, which we refer to as the Stipulation. The stipulation was filed with the Court on the same date and provided, among other things, for settlement and release of all direct and indirect claims of the Class concerning matters covered by the Stipulation. On December 12, 2005, the Court granted preliminary approval of the settlement provided for in the Stipulation. After notice to the Class and hearing, on March 6, 2006, the Court granted final approval of the settlement, and the class action lawsuit was dismissed with prejudice. We entered into the Stipulation to resolve the matter and without acknowledging any fault, liability or wrongdoing of any kind. There has been no adverse determination by the Court against us or any of the other defendants in the case.

Pursuant to the terms of the settlement, we and our insurance carrier have paid a total of $5.6 million into a settlement fund. All costs of preparing and distributing notices to members of the Class and administration of the settlement, together with all fees and expenses awarded to plaintiffs’ counsel and certain other expenses, will be paid out of the settlement fund, which will be maintained by an escrow agent under the Court’s supervision.

Derivative Suit

On December 1, 2004, a putative derivative action lawsuit was filed as a related action to the first filed of the Class Actions (described above) in the United States District Court for the District of Massachusetts, captioned Caviness v. Evans, et al., Civil Action No. 04-12524 (D. Mass.), which we refer to as the Derivative Action. The complaint, as subsequently amended, alleged, among other things, that our former and current director and officer defendants caused us to issue false and misleading financial statements, and brought derivative claims for the following: breach of fiduciary duty for insider trading; breach of fiduciary duty; abuse of control; gross mismanagement; waste of corporate assets; and unjust enrichment.

On August 18, 2005, the Court granted defendants’ motion to dismiss the Derivative Action for failure of the plaintiff to make a pre-suit demand on our board of directors to take the actions referenced in the Derivative Action complaint.

On April 12, 2005, we received a letter on behalf of Mr. Brian Buttolph, demanding that our board of directors take actions substantially similar to those referenced in the Derivative Action. On February 28, 2006, we received a letter on behalf of Mr. Caviness, demanding that we take actions referenced in the Derivative Action complaint. Our board of directors responded to both of the foregoing letters that the board has taken the letters under advisement pending further regulatory investigation developments, which the board continues to monitor and with which we continue to cooperate. In its responses, the board also requested confirmation of each person’s status as a stockholder of AspenTech, and, with respect to the most recent letter, also referred the purported stockholder to the March 6, 2006 final approval of the settlement of the Class Actions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006 and identified six material weaknesses, which weaknesses were previously reported and described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2005. A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The material weaknesses identified by management as of June 30, 2005 and again as of March 31, 2006 consisted of:

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

Because of these material weaknesses, our management concluded, as of March 31, 2006, that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

We are continuing to implement remedial measures designed to address the material weaknesses identified as of March 31, 2006. We expect to complete implementation of these remedial initiatives during the quarter ending June 30, 2006. If these remedial initiatives are insufficient to address the six identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may be subject to class action litigation, and our common stock may be delisted from the Nasdaq National Market. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that are required to be included in our Annual Reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reports.

We face risks related to securities litigation and investigations that could have a material adverse effect on our business, financial condition and results of operations.

Following the announcement in October 2004 of an investigation by the audit committee of our board of directors into the accounting treatment of certain software license transactions in prior fiscal years, we and certain of our current and former officers and directors were named defendants in securities class action and derivative lawsuits filed in Massachusetts federal district court, alleging violations of the Exchange Act and claiming material misstatements concerning our financial condition and results. On March 6, 2006, the court granted final approval of a $5.6 million settlement with the class.

Certain class members, presently or formerly holding in the aggregate 845,234 shares with recognized claims that could have received payments in the settlement, have opted out of this settlement and may choose to initiate their own legal actions against us. Of those, 815,076 shares were purchased pursuant to contracts with us that can give rise to claims arising from the terms thereof. Defending against further litigation would likely require significant attention and resources of management and may result in losses and damages that may have a material adverse effect on our business. Regardless of the outcome, such litigation and investigation have resulted in the past, and may continue to result in the future, in significant legal expenses and may cause our customers, employees and investors to lose confidence in our company.

On October 27, 2004, we announced that the audit committee had commenced an investigation into accounting for certain software license and service agreement transactions in fiscal 2000 to 2002 (and, later, fiscal 2000 to 2004) time frame. The audit committee advised the SEC and NASDAQ of its investigation at that time and continued to provide them information as requested thereafter. On October 29, 2004, we announced that we had received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents relating to transactions to which the Company was a party during the 2000 to 2002 time frame, associated documents dating from January 1, 1999, and additional materials. We have cooperated fully with the subpoena requests and in the investigation by the U.S. Attorney’s Office. There is no assurance that the investigation will not have a material adverse effect on our financial condition.

We are required to advance legal fees (subject to undertakings of repayment if required) and may be required to indemnify certain of our current or former directors and officers in connection with civil, criminal or regulatory proceedings or actions, and such indemnification commitments may be costly. Our director and officer liability insurance policies provide only limited liability protection relating to such actions against us and certain of our officers and directors and may not cover director and officer indemnification. If these policies do not adequately cover expenses and certain liabilities relating to any proceeding or lawsuit, or if we are unable to achieve a favorable settlement thereof, our financial condition could be materially harmed. Also, increased premiums could materially harm our financial results in future periods. The inability to obtain coverage due to prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any potential future liabilities ordinarily mitigated by director and officer liability insurance.

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

We face increased competition and continuing obligations as a result of the sale of our operator training business and Hyprotech intellectual property to Honeywell and the settlement of proceedings with KBC Advanced Technologies, which could cause us to lose market share and otherwise harm our operating results.

As a result of the consent decree we entered into with the FTC, and the related transactions with Honeywell and Bentley Systems, we transferred our AXSYS product line, our operator training business, and rights to the intellectual property of the Hyprotech product line. The ability of Honeywell to compete against our Hyprotech engineering products, the loss of our operator training business, the ability of Bentley Systems to compete against our Zyqad product line, and the increased costs of our support obligations to Honeywell under the two year support agreement may have a material adverse effect on our operations. The Hyprotech engineering products are material to our current business and strategy, and any decrease in our revenues from these products may have a material adverse impact on our results of operations. Because Honeywell may license the Hyprotech engineering products on more favorable terms than we may offer, sell the Hyprotech engineering products to companies that are customers of both Honeywell and us, and bundle the Hyprotech engineering products with its other products for the process industries, Honeywell may harm our ability to compete in the marketplace, including our ability to negotiate license renewals with our current customers. We have continuing obligations to Honeywell under our support arrangements with Honeywell and the FTC consent decree relating to the Hyprotech engineering products, which require significant resources and the attention of management. We are also subject to ongoing compliance obligations and requests under the FTC consent decree. Ensuring our continued compliance with the FTC consent decree may subject us to increased legal fees and other expenses. If the FTC were to determine that we have not complied with our continuing obligations under the consent decree, such determination could have a material adverse impact on our business and financial condition.

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

We derived more than 50% of our total revenues from customers outside the United States in the three and nine months ended March 31, 2006 and 2005. We anticipate that revenues from customers outside the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

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

The sale and implementation of certain of our software products and services, particularly in the areas of advanced process control and optimization, entail the risk of product liability claims and associated damages. Our software products and services are often integrated with our customers’ networks and software applications and are used in the design, operation and management of manufacturing processes at large facilities, often for mission critical applications. Any errors, defects, performance problems or other failure of our software could result in significant liability to us for damages or for violations of environmental, safety and other laws and regulations. We are currently defending claims that our software products and implementation services have failed to meet customer expectations, and our software products and implementation services could continue to give rise to warranty and other claims. Our agreements with our customers generally contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions in our agreements may not be effective as a result of federal, foreign, state or local laws or ordinances or unfavorable judicial decisions. A substantial product liability judgment against us could materially and adversely harm our operating results and financial condition. Also, even if our software is not at fault, a product liability claim brought against us could be time consuming, costly to defend and harmful to our operations. In addition, although we carry general liability insurance, our current insurance coverage may be insufficient to protect us from all liability that may be imposed under these types of claims.

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

In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against companies. We recently settled a putative class action lawsuit that was pending against us in U.S. District Court, District of Massachusetts, as described above under “We face risks related to securities litigation and government investigations that could have a material adverse effect on our business, financial condition and results of operations.” Certain members of the class of plaintiffs have opted out of this settlement and may decide to institute their own legal proceedings against us. In particular, we have received a letter dated May 2, 2006 from an attorney purporting to represent stockholders who opted out of the settlement, claiming damages in connection with our acquisition of a company formerly owned by such stockholders. This type of litigation could result in substantial liability and costs and divert management’s attention and resources.

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

We have granted rights to require that we register under the Securities Act the shares of common stock issuable upon the conversion of, or as dividends on, the Series D preferred and upon the exercise of either the WB warrants or WD warrants:

•               Series D-1 preferred. The holders of the Series D-1 preferred have the right to demand that we file on their behalf up to four registration statements covering shares of common stock issuable upon (a) conversion of the Series D-1 preferred and (b) exercise of the WD warrants issued to the holders of the Series D-1 preferred. In May 2006, we received a demand letter from the Series D-1 preferred holders, in accordance with the terms of their investor rights agreement with us, requesting the registration of all of the shares of common stock into which their shares of Series D-1 preferred are convertible and their WD warrants are exercisable in an underwritten public offering. As of the date of this letter, the total number of shares of common stock that would be covered by this registration demand letter is approximately 36,000,000. We are evaluating and discussing this letter with our professional advisors and the Series D-1 preferred holders.

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

Our sales of receivables are an important part of our cash management program. We currently have arrangements to sell long-term contracts to three financial institutions, General Electric Capital Corporation, Bank of America and Silicon Valley Bank. These contracts represent amounts due over the life of existing term licenses. Under the three arrangements, we sold installments receivable of $19.6 million and $53.6 million during the three and nine months ended March 31, 2006, respectively. During the nine months ended March 31, 2006, our installments receivable balance increased to $43.1 million at March 31, 2006 from $24.8 million at June 30, 2005. Our ability to continue these arrangements or replace them with similar arrangements is important to maintain adequate funding. If there is insufficient interest from third parties in purchasing our installments receivable contracts, our ability to generate cash required to meet our financial obligations may be impaired. If we cannot generate sufficient cash to meet these obligations through the sales of our installments receivable contracts, we may be required to incur additional indebtedness or raise additional capital.

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

As of March 31, 2006, the Series D preferred (as converted to common stock) represented 40.5% of our outstanding common stock and the WB and WD warrants were exercisable for a number of shares representing 9.0% of our outstanding common stock (ignoring certain limitations on the ability to convert such shares or exercise such warrants). As a result, the holders of the Series D preferred and the WB and WD warrants, if acting together, would have the ability to delay or prevent a change in control of our company that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

Item 4.                        Submission of Matters to a Vote of Security Holders

On January 20, 2006, Mr. Douglas A. Kingsley, a designee of our Series D-1 preferred holders, resigned from our board of directors, and the Series D-1 holders appointed, by unanimous written consent in lieu of a meeting, Christopher Pike as a Class III director to fill the vacancy left by the resignation of Mr. Kingsley. The Series D-1 preferred holders elected Mr. Pike to hold office until our 2008 annual meeting of stockholders or until his earlier resignation or removal. The following directors of our company continued in office following the election of Mr. Pike: Donald P. Casey, Mark E. Fusco, Gary E. Haroian, Stephen M. Jennings, Joan C. McArdle and Michael Pehl.

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

ASPEN TECHNOLOGY, INC.
Date: May 10, 2006	By:	/s/ MARK FUSCO
Mark Fusco
President and Chief Executive Officer
Date: May 10, 2006	By:	/s/ CHARLES F. KANE
Charles F. Kane
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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