Form 10-Q/A
period 2006-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2006-06-14
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

Form 10-Q/A

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

As of June 9, 2006, there were 48,838,834 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, originally filed with the SEC on May 10, 2006, is being filed solely for the purpose of correcting an inadvertent typographical error appearing in our Certification of Chief Executive Officer, which was filed as Exhibit 32.1 to the Form 10-Q, and our Certification of Chief Financial Officer, which was filed as Exhibit 32.2 to the Form 10-Q. Each of these Certifications was made in connection with our Quarterly Report on Form 10-Q for the period ended March 31, 2006, not the period ended December 31, 2005, as stated in the Certifications as originally filed. These Certifications, as corrected, are included as Exhibits 32.1 and 32.2 to this Amendment No. 1.

        This Amendment No. 1 on Form 10-Q/A has not been updated for events occurring after the filing of the original Quarterly Report on Form 10-Q on May 10, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.

Date: June 12, 2006	By:	/s/ Mark Fusco
Mark Fusco
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
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