Form 10-K
period 2006-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2006-09-29
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006.

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

Common stock, $0.10 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of December 31, 2005, the aggregate market value of common stock (the only outstanding class of common equity of the Registrant) held by nonaffiliates of the Registrant was $319,758,462 based on a total of 40,733,562 shares of common stock held by nonaffiliates and on a closing price of $7.85 on December 31, 2005 for the common stock as reported on the Nasdaq Global Market.

As of  September 8, 2006, 53,471,640 shares of common stock were outstanding.

Documents Incorporated by Reference

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2006. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

Aspen, aspenONE, Aspen Plus, HYSYS, AspenTech and DMCPlus are our registered trademarks. Aspen IP.21, Aspen MIMI, Aspen PIMS, Aspen Icarus, AspenSmartStep, Aspen Plant Scheduler, Aspen Supply Planner, Aspen Advisor, Aspen Orion and Aspen Zyqad are our trademarks.

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Readers are cautioned that all forward-looking statements involve risks and uncertainties, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors.” Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and there can be no assurance that actual results will be the same as those indicated by the forward-looking statements included in this

i

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

In connection with the preparation of financial statements for the fiscal year ended June 30, 2006, a subcommittee of independent members of our board of directors reviewed our accounting treatment for all stock options granted since we completed our initial public offering in fiscal 1995. Based upon the subcommittee’s review, the Audit Committee and management determined that certain option grants during fiscal years 1995 through 2004 were accounted for improperly, and concluded that stock-based compensation associated with certain grants was misstated in fiscal years 1995 through 2005, and in the nine months ended March 31, 2006.  The subcommittee identified errors related to the determination of the measurement dates for grants of options allocated among a pool of employees when the specific number of options to be awarded to specific employees had not yet been finalized, and other measurement date errors.  As a result of the errors in determining measurement dates, we also recorded payroll withholding tax-related adjustments for certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations.  These options were determined to have been granted with an exercise price below the fair market value of our stock on the actual grant date, so do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to non-qualified status results in additional withholding taxes on exercise of those options.  We recorded a cumulative estimated payroll withholding tax liability of $1.9 million for the years ended June 30, 2004, 2005 and 2006 in connection with the disqualification of such ISO tax treatment.  The stock-based compensation charges, including the aforementioned withholding tax adjustments, increased net loss for the fiscal years ended June 30, 1997, 1998, 1999, 2000, 2001, 2002, 2003, 2004, 2005, and the nine months ended March 31, 2006 by $0.2 million, $1.5 million, $10.0 million, $7.0 million, $10.4 million, $11.5 million, $9.5 million, $7.2 million, $0.5 million, and $ 1.0 million, respectively.

In addition, as a result of the errors in determining measurement dates, certain options were determined to have been granted with an exercise price below the fair market value of our stock on the actual grant date.  These discounted options vesting subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which they vest.  We have concluded that it is probable we will either implement a plan to assist the affected employees for the amount of this tax, or adjust the terms of the original option grant which would also have financial statement ramifications.  As such, we recorded an estimated liability of approximately $1.0 million in the fourth quarter of fiscal 2006 in connection with this contingency.

The restatement of prior year financial statements also includes the adjustments for other errors identified after the applicable period had been reported.  Such errors were not previously recorded because we believed the amount of any such errors, both individually and in the aggregate, were not material to our consolidated financial statements.  These errors related to the timing of revenue recognition, losses on sales and disposals of assets, interest income, and the calculation of foreign currency gains and losses.

As a result of the foregoing, we have restated our financial statements as of June 30, 2005 and for the fiscal years ended June 30, 2004 and 2005 in our consolidated financial statements, beginning on page F-3.  We show the effects of the restatement on our financial statements for the years ended June 1999, 2000, 2001, 2002 and 2003 in Item 6, “Selected Financial Data.”  We show the effects of the restatement on each of the quarters in the year ended June 30, 2005 and the first three quarters in the year ended June 30, 2006 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Data.”

ii

We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should not be relied upon.

iii

PART I

Item 1.                        Business

This form 10-K, as well as other reports filed with or furnished to the Securities and Exchange Commission, or SEC, are available free of charge through our internet site (http://www.aspentech.com) as soon as practicable after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We are a leading supplier of integrated software and services to the process industries, which consist of oil and gas, petroleum, chemicals, pharmaceuticals and other industries that manufacture and produce products from a chemical process. We provide a comprehensive, integrated suite of software applications that utilize proprietary empirical models of chemical manufacturing processes to improve plant and process design, economic evaluation, production, production planning and scheduling, and operational performance. These solutions help our customers improve their competitiveness and profitability by increasing revenues, reducing operating costs, reducing working capital requirements and decreasing capital expenditures.

We were initially incorporated in 1981 and reincorporated in Delaware in 1998. We have a 25-year track record of innovation and technology leadership in the process industries. Our customer base of over 1,500 process manufacturers includes the 32 largest petroleum companies in the world, the 50 largest chemical companies, 19 of the largest pharmaceutical companies and 17 of the 20 largest engineering and construction firms that service the process industries. We operate globally through 29 offices in 20 countries and sell our products primarily through a direct sales force. In addition, we have established a number of strategic relationships to leverage our internal sales and marketing efforts, enhance the breadth of our solutions and expand our implementation capabilities.

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

•       supply chain management is complex.

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

Petroleum

In the downstream petroleum industry, prices, capacity utilization and operating margins are all reaching record highs. As a result, there is tremendous pressure on refineries to optimize their output, maximize their product mix and minimize their inventory levels throughout the system. At the same time, petroleum companies are recognizing that the legacy IT systems that resulted from the mergers and acquisitions of the 1990s are inadequate. Instead, they are increasingly investing in integrated software suites that can provide better visibility into all aspects of the production process, from inventory levels throughout the system to quality and production information as well as market dynamics. This enables them to keep lower amounts on inventory on hand, make better buy vs. make vs. trade decisions and maximize capacity utilization at the refinery level taking into account both volume and product mix. In addition, the need for accurate integrated information is further exacerbated by a proliferation of regional product specifications, a volatile market, and increasingly stringent environmental regulations.

Running more barrels through the refinery at top capacity makes it difficult to keep the physical assets in prime condition and can create safety and reliability issues. Refiners are faced with the need to optimize the design of processes and achieve more reliable and stable operations. Process engineers are challenged with making timely business decisions while meeting the business objectives of designing and operating efficient, safe and profitable process plants. Measuring the complex interactions among equipment, feedstock, refined products and business objectives is the key to unlocking optimization at the refinery level.

Specifically, petroleum companies face the following challenges in managing their operations:

•       making timely business decisions based on volatile market conditions while at the same time operating efficient, safe and profitable refineries;

•       minimizing inventory levels throughout the system without becoming vulnerable to changes in demand or market disruptions;

•       managing the reduced supply chain flexibility created by clean fuels legislation and the proliferation of product specifications;

•       responding effectively to changing supply/demand balances and supply patterns; and

•       optimizing the use of energy to minimize the impact of high energy costs.

Chemicals

The chemical industry produces bulk chemicals that are true commodities with little or nothing to differentiate one company’s offering from another. The market is global and highly competitive. Producers routinely invest to build highly specialized, continuous process plants that reduce production costs to a minimum. They must continue to invest over a plant’s lifetime to ensure it remains cost-competitive with newer units. The most successful companies find ways to differentiate themselves through product quality, customer responsiveness and operating efficiency.

Chemical companies face a number of strategic challenges. They need to maximize the returns from their expensive assets. They must manage wide swings in feedstock (raw material) costs and, high energy costs. Due to global industrial consolidation, they face increasingly concentrated and powerful competitors and customers, placing enormous pressures on their operating margins. This pressure has eroded the advantages once enjoyed by companies with established market, technology or regional positions. In the face of such intense pressure, producers have only a limited ability to raise prices and must instead focus on optimizing their product mix and minimizing their costs throughout the production process.

To respond to these pressures many large chemical manufacturers are looking to replace the “patchwork” of point solutions that they currently use to design facilities and optimize production with solutions that can address operational costs as a single, interrelated whole, much in the same way that enterprise resource planning, or ERP, systems squeezed costs from the interrelated transactions that define back office business processes.

Specifically, chemical producers face the following challenges in managing their operations:

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

Pharmaceuticals

Changing industry dynamics and increasing competition from generic drug products are driving pharmaceutical companies to improve their operational capabilities to ensure future profitability. As a result, many pharmaceutical companies are now viewing manufacturing and distribution not only as a means of meeting demanding quality and supply criteria but also as a means of achieving competitive advantage by reducing manufacturing costs.

Pharmaceutical companies face a number of strategic challenges. Regulatory agencies are demanding strict, detailed material, process, and personnel tracking. At the same time, companies are facing increased competition from generic drugs and must increasingly speed products to market to maximize profits. To respond to these pressures, pharmaceutical companies are looking to implement solutions that can help them meet their regulatory requirements, reduce their time to market and decrease their production costs.

Specifically, pharmaceutical companies face the following challenges in managing their operations:

•       complying with strict regulatory requirements;

•       improving manufacturing agility to take advantage of new approaches and processes;

•       reduce time required to scale-up production;

•       improving customer service; and

•       reducing the complexity of IT systems.

Process Industry Technology

Historically, technology solutions have played a major role in helping process companies to drive productivity improvements. In the 1980s, this increase in efficiency came from the use of distributed control systems, or DCS, to automate the management of plant hardware. These systems utilized computer hardware, communication networks and industrial instruments to measure, record and automatically control process variables. However, although DCS and ERP solutions are important components of a solution to improve manufacturing enterprise performance, they do not incorporate either the detailed chemical engineering knowledge essential to optimize the design and operation of related manufacturing processes or the plant performance data required to support more intelligent real-time decision making and therefore their influence on day-to-day operational activities is limited.

Today, process manufacturers are seeking tools to help them improve their operating performance, competitive position and responsiveness to increasingly volatile raw material and end markets. For example, while rising oil prices provide an opportunity for petroleum refiners to raise their prices, they also increase the cost of operating energy-intensive manufacturing facilities. These dynamics are creating demand for intelligent decision-support products that can provide an accurate real-time understanding of a plant’s capabilities, as well as accurate planning and collaborative forecasting information. According to ARC Advisory Group, the markets for process simulation and optimization, collaborative production management, and supply chain planning and collaboration software that serve this need for the process industries were collectively $2.0 billion in 2005.

Moreover, as process manufacturers have become more adept at using products that optimize individual engineering, plant operations and supply chain management business processes, they increasingly are seeking additional performance improvements by integrating these products, both with one another and with DCS, ERP and other enterprise systems, to provide real-time, intelligent decision support. To achieve these objectives, companies are implementing solutions that integrate related business processes within a single production facility and across multiple sites. In addition, by adding planning and scheduling functionality, companies are extending these solutions by optimizing their supply chains to substantially reduce cycle times, adjusting production quickly to meet changing customer requirements, synchronizing key business processes with plants and customers across numerous geographies and time zones, and quoting delivery dates more accurately and reliably. Traditional solutions and emerging software integration vendors lack the deep process knowledge necessary to solve the complex problems faced by process manufacturers attempting to achieve true optimization of their enterprises, from design to production to management of the extended supply chain.

The AspenTech Advantage

Process manufacturers use our solutions to improve their profitability and competitiveness, not only by reducing raw material and energy use, cycle time, inventory cost and time to market, but increasingly by synchronizing and streamlining key business processes. Our competitive advantage is based on the following key attributes:

Substantial process industry expertise.   By developing software for the process industries for more than 25 years, we believe we have amassed the world’s largest collection of process industry domain knowledge to develop and implement solutions for our customers. Our employees have pioneered many of the most significant advances that today are considered industry-standard software applications across a wide variety of engineering, plant operations and supply chain applications. Our services and development staff are recognized experts in delivering value to our customers based on the practical experience they have gained from supporting IT installations for more than 1,500 process manufacturers worldwide.

This significant base of chemical engineering expertise, process manufacturing experience and industry know-how serves as the foundation for the proprietary solution methods, physical property models and data estimation techniques embedded in our software solutions. We continually enhance our software applications through extensive interaction with our customers, some of which have worked with our products for more than twenty years. To complement our software expertise, we have assembled a staff of approximately 250 project engineers to provide implementation, advanced process control, real-time optimization, supply chain management and other consulting services. We believe this consulting team is one of the largest and most experienced collection of experts on process manufacturing operations in the world.

Large and valuable customer base.   We view our customer base of more than 1,500 process manufacturers as an important strategic asset and as evidence of one of the strongest franchises in the industry. We count among our customers the world’s 50 largest chemical companies, the world’s 32 largest petroleum refiners, and 19 of the world’s 20 largest pharmaceutical companies. We also have numerous leading customers in other vertical markets. In addition, 17 of the 20 largest engineering and construction firms that serve the process industries use our design software. These relationships enable us to identify and develop or acquire solutions that best meet the needs of our customers, and they are a valuable part of our efforts to penetrate the process industries with new software solutions. We believe significant opportunities exist for continued penetration of strategic enterprise-wide products, particularly for our plant operations and supply chain management products. As process manufacturers increasingly focus on integration and optimization of their operations, we expect many of our existing customers to be among the first to implement our newly-developed enterprise solutions.

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

Complete, integrated solution.   While some vendors offer stand-alone products that compete with one or more of our products, we believe we are the only provider that offers a comprehensive solution to process manufacturers that addresses key business processes in manufacturing operations across the enterprise. Our solutions can be used on a stand-alone basis, integrated with one another or integrated with third-party applications. Customers can initially choose to implement a point solution or our integrated solution, which is scalable as the customer’s needs evolve. The breadth of our solutions expands the overall value we can bring to our customers and represent an important source of competitive differentiation.

Strategy

Our strategy is to build on our position as a market and technology leader by continuing to enhance and integrate our broad portfolio of engineering, plant operations and supply chain management solutions and to deliver new solutions targeted to the specific needs of the vertical industries we serve. To implement this strategy we intend to:

Build on our technology leadership by delivering an integrated suite of scalable vertical industry solutions.   We intend to build on our proven technology leadership and installed base by delivering integrated solutions targeted at specific vertical segments, which provide a broader set of capabilities and deliver a higher value proposition to existing and prospective customers. With the October 2004 release of aspenONE, we became the first software vendor to provide an integrated suite of operations management software applications for process manufacturing. The aspenONE framework provides an integration layer that enables our products to work together to provide our customers with access to critical operational information more immediately. As a result, aspenONE has been adopted by a number of leading chemical and energy companies.

Maintain and strengthen our market leadership for stand-alone solutions.   We intend to maintain and strengthen our competitive position for stand-alone applications in engineering, plant operations and supply chain management by continuing to develop and enhance our existing offerings to respond to competitive pressures and our customers’ needs. Over the past year we have delivered substantial new functionality in each major product area and further enhancements are planned for forthcoming product releases.

Invest selectively in new, high-value solutions.   We intend to invest in a few specific modules that we believe will unlock new sources of value for customers in selected segments of the process industries. These investments are intended to accelerate the development and commercialization of highly focused modules that incorporate technology from our engineering, plant operations and supply chain management products. These applications include:

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

Products: Software and Services

We provide software and services that enable our customers to optimize the profitability of their manufacturing operations. Our software is based upon proprietary empirical models of chemical manufacturing processes and the equipment used in those processes which provide highly accurate representations of the chemical and physical properties of a broad range of materials typically encountered in the process industries. These models and the associated knowledge captured in the supporting IT systems provide real-time, intelligent decision support across the entire process manufacturing enterprise.

Our solutions are focused on three primary business areas: engineering, plant operations, and supply chain management, and are delivered both as point solutions and as part of the integrated aspenONE product suite. The aspenONE framework provides an integration layer that enables our engineering, plant operations and supply chain products to be integrated in modular fashion so that data can be shared among them and additional modules can be added as the customer’s requirements evolve. The result is enterprise-wide access to real-time, model-based information that enables manufacturers to forecast or simulate the economic impact of potential actions and make better, faster and more profitable operating decisions.

Engineering.   In the process industries, maximizing profit begins with optimal design. Process manufacturers must be able to address a variety of challenging questions relating to strategic planning, collaborative engineering and debottlenecking and process improvement—from where they should locate their facilities, to how they can make their products at the lowest cost, to what is the best way to operate for maximum efficiency. To address these issues, they must improve asset optimization to enable faster, better execution of complex projects. Our engineering solutions help companies maximize their return on plant assets and enable collaboration with engineers on common models and projects.

Our engineering solutions are used on the process engineer’s desktop to design and improve plants and processes. Our customers use our engineering software and services during both the design and ongoing operation of their facilities to model and improve the way they develop and deploy manufacturing assets. Our products enable our customers to improve their return on capital, improve physical plant operating performance and bring new products to market more quickly. See below for a listing of our principal engineering products.

Our engineering tools are based on an open environment and are implemented on Microsoft’s operating systems. Implementation of our engineering products does not typically require substantial consulting services, although services may be provided for customized model designs and process synthesis.

Plant Operations.   Our plant operations products focus on optimizing companies’ day-to-day process industry activities, enabling them to make better, more profitable decisions and improve plant performance. The process industries’ typical production cycle offers many opportunities for optimizing profits. Process manufacturers must be able to address a wide range of issues driving execution efficiency and cost, from selecting the right feedstock and raw materials, to production scheduling, to identifying the right balance among customer satisfaction, costs and inventory. Our plant operations products support the execution of the optimal operating plan in real time. Our plant operations solutions include desktop applications, IT infrastructure and services that enable companies to model, manage and control their plants more efficiently, helping them to make better-informed, more profitable decisions. These solutions help companies make decisions that can reduce fixed and variable costs in the plant, improve product yields, procure the right raw materials and evaluate opportunities for cost savings and efficiencies in their operations. See below for a listing of our principal plant operations products.

Supply Chain Management.   Our supply chain management products enable companies to reduce inventory and increase asset efficiency by giving them the tools to optimize their supply chain decisions from choosing the right raw materials to delivering finished product in the most cost-effective manner. The ever-changing nature of the process industries means new profit opportunities can appear at any time. To identify and seize these opportunities, process manufacturers must be able to increase their access to data and information across the value chain, optimize planning and collaborate across the value chain, and detect and exploit supply chain opportunities. Our supply chain management solutions include desktop applications, IT infrastructure and services that enable manufacturers to operate their plants and supply chains more efficiently, from customer demand through manufacturing to delivery of the finished product. These solutions help companies to reduce inventory carrying costs, respond more quickly to changes in market conditions and improve customer service. See below for a listing of our principal supply chain products.

Our engineering software products represented approximately 65% of our fiscal 2006 software license revenue, while our plant operations and supply chain management solutions represented approximately 35% of our fiscal 2006 software license revenue.

The following table highlights examples of the integrated aspenONE modules we have developed within each business area as well as the products that those modules are built on and typical customer benefits.

Business Area	Sample aspenONE Modules	Related Products	Typical Customer Benefits
Engineering And Innovation	• Simulation & Optimization • Conceptual Design • Economic Evaluation • Integrated Engineering • Equipment Design & Rating	• Aspen Plus • Aspen HYSYS • Aspen Icarus

•   Reduced capital and operating costs

•   Reduced time to ramp-up manufacturing

•   Lowered manufacturing costs

•   Increased asset utilization

•   Increased production flexibility and agility

•   More efficient execution of capital projects

Plant Operations	• Energy Management	• Aspen DMC+	• Improved asset efficiency
	• Production Management & Execution • Planning, Scheduling & Blending • Advanced Process Control • Real-Time Optimization • Performance Management	• Aspen SmartStep • Aspen PIMS • Aspen Orion • Aspen InfoPlus.21 • Aspen Advisor	• Reduced energy costs • Reduced costs of regulatory compliance • Increased throughput • Improved product consistency • Decreased planning costs • Reduced inventory carrying costs
Supply Chain	• Sales & Operations	• Aspen Plant	• Improved asset efficiency
Management	Planning • Plant Planning & Scheduling • Collaborative Demand Management • Inventory Management & Operations Scheduling	Scheduler • Aspen Supply Planner • Aspen PIMS • Aspen Orion	• Improved responses to customer requirements • Improved responses to changes in market conditions • Reduced inventory carrying costs

Our software products can be linked with a customer’s existing ERP products and DCS to further improve a customer’s ability to gather, analyze and use the resulting information across the process manufacturing lifecycle. Our products provide decision support tools that use real-time plant information to determine the best economic alternative for the enterprise. These decisions cannot be adequately made by simply analyzing historical data from ERP systems or from disparate software applications that are not integrated. By modeling future operational behavior, using consistent data and models of their facilities, our products provide our customers with a path to capturing economic value and materially improving profitability.

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

As of September 8, 2006, we employed a staff of approximately 250 project engineers to provide consulting services to our customers. We believe this large team of experienced and knowledgeable project engineers provides an important source of competitive differentiation. We primarily hire as project engineers individuals who have obtained doctoral or master’s degrees in chemical engineering or a related discipline or who have significant relevant industry experience. Our employees include experts in fields such as thermophysical properties, distillation, adsorption processes, polymer processes, industrial reactor modeling, the identification of empirical models for process control or analysis, large-scale optimization, supply distribution systems modeling and scheduling methods.

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

Strategic Alliances

We have established strategic alliances with a few select companies that offer a complementary set of technologies, services and industry expertise that help us commercialize and accelerate the adoption of our integrated solutions, including aspenONE. These alliances include relationships with Accenture, Intergraph, Microsoft and Schlumberger.

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

During fiscal 2004, 2005 and 2006, we incurred research and development costs of $60.1 million, $47.3 million and $44.1 million, respectively, which represented 18.1%, 17.5% and 15.1% of total revenue, respectively. As of September 8, 2006, we employed a product development staff of approximately 330 people.

Customers

Our software solutions are installed at the facilities of more than 1,500 customers worldwide. These customers include process manufacturers and the engineering and construction firms that provide services to them. The following table sets forth a partial selection of our customers from which we generated at least $300,000 of revenues in fiscal 2005 or 2006. For fiscal 2006, the percentages of our license revenue derived from specific vertical markets were approximately as follows: 40% from oil and gas and petroleum, 25% from chemicals, 20% from engineering and construction design firms, and 15% from other segments of the process industries, the largest of which were pharmaceutical and consumer package goods.

Oil and Gas / Petroleum

BP
Chevron Corporation
Citgo Petroleum Corporation
ENI S.p.A
Exxon Mobil
PDVSA
Petrobas
Petro-Canada
Reliance Industries Ltd.
Repsol YPF
Saudi Aramco
Shell Oil Company
SK Corp Ltd.
Sinopec
StatOil
Sunoco Inc.
Total
Valero

Chemicals

Air Liquide
DSM
BASF AG
BP
Braskem SA
The Dow Chemical Company
Eastman
Mitsubishi Rayon Engineering
Mitsui Chemicals
Nova Chemicals, Ltd.
Owens Corning
Shell
Sumitomo Chemicals

Engineering and Construction

Bechtel Group
Chiyoda Corporation
Fluor Enterprises
Foster Wheeler
Jacobs Engineering Group, Inc.
Lurgi GmbH
Parsons
Worley International Ltd.

Pharmaceuticals

Aventis Pharma
Bayer Corporation
GlaxoSmithKline, Inc.
Merck & Co.
Novartis Pharma A
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

Our overall sales force, which consists of quota carrying sales account managers, sales services personnel, business support engineers, partner organization personnel, industry business unit professionals, marketing personnel and support staff, consisted of approximately 280 people on September 8, 2006.

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

Our primary competitors differ between our three principal product areas:

•       Our engineering software competes with products of businesses such as ABB, Chemstations, Honeywell, KBC, Shell Global Solutions, Simulation Sciences (a division of Invensys), and WinSim (formerly ChemShare). As we expand our engineering solutions into the collaborative process lifecycle management market we may face competition from companies that we have not typically competed against in the past, such as Agile, Parametric Technology, SAP, Siemens and EDS.

•       Our plant operations software competes with products of companies such as ABB, Honeywell, Invensys, Rockwell, Siemens and components of SAP’s offering.

•       Our supply chain management software competes with products of companies such as Honeywell, i2 Technologies, Manugistics (a subsidiary of JDA Software Group), Infor and components of SAP’s supply chain offering.

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

Employees

As of September 8, 2006, we had a total of 1,292 full-time employees. Of this total, 690 were located in the United States and 602 were located internationally. We have recently been making headcount investments in lower cost areas, such as the Asia-Pacific region. None of our employees is represented by a labor union, except that approximately 12 employees of Hyprotech UK Ltd belong to Prospect Union. We have experienced no work stoppages and believe that our employee relations are good.

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

We have identified four material weaknesses in our internal control over financial reporting as of June 30, 2006 that, if not remedied effectively, could result in material misstatements in our financial statements for future periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006 and identified four material weaknesses. A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The material weaknesses identified by management as of June 30, 2006 consisted of:

•       inadequate and ineffective controls over the periodic financial close process;

•       ineffective and inadequate controls in the accounts receivable function over the process to record customer invoice payments timely and accurately;

•       inadequate and ineffective controls over the accounting for income taxes; and

•       inadequate and ineffective controls over accrual of goods and services received.

For further information about these material weaknesses, please see “Management’s Report on Internal Control over Financial Reporting.”  Because of these material weaknesses, our management concluded, as of June 30, 2006, that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

We are implementing remedial measures designed to address the material weaknesses identified as of June 30, 2006. If these remedial initiatives are insufficient to address the four identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may be subject to class action litigation, and our common stock may be delisted from the Nasdaq Global Market. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our “internal control over financial reporting” that are required to be included in our Annual Reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reports.

We face risks related to securities litigation and investigations that could have a material adverse effect on our business, financial condition and results of operations.

On October 27, 2004, we announced that the audit committee of our board of directors had commenced an investigation into accounting for certain software license and service agreement transactions in fiscal 2000 to 2002 (and, later, fiscal 2000 to 2004) time frame. Following this announcement, we and certain of our current and former officers and directors were named defendants in securities class action and derivative lawsuits filed in Massachusetts federal district court, alleging violations of the Exchange Act and claiming material misstatements concerning our financial condition and results. On March 6, 2006, the court granted final approval of a $5.6 million settlement with the class. Pursuant to the terms of the Class action settlement, we paid $1.9 million and our insurance carrier paid $3.7 million into the settlement fund.

Members of the class representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period, have opted out of this settlement and may choose to initiate their own legal actions against us actions. To date, state law claims, which we refer to as opt out claims, including claims of fraud, statutory treble damages, deceptive practices, and/ or rescissory damages liability, based on the restated results of one or more fiscal periods included in the restated financial statements referenced in the Class Action, have been filed against us in Massachusetts Superior Court. Defending against litigation requires significant attention and resources of management and may result in losses and damages that may have a material adverse effect on our business. Regardless of the outcome, such litigation and investigation have resulted in the past, and may continue to result in the future, in significant legal expenses and may cause our customers, employees and investors to lose confidence in our company.

Also in October 2004, the audit committee advised the SEC and NASDAQ of its investigation and provided them information as requested thereafter. On October 29, 2004, we announced that we had received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents relating to transactions to which AspenTech was a party during the 2000 to 2002 time frame, associated documents dating from January 1, 1999, and additional materials. On June 9, 2006, we announced that we had received a “Wells Notice” letter from the SEC of possible civil enforcement action regarding our originally filed financial statements for fiscal years 2000 through 2004, which we restated in March 2005 following the conclusion of the audit committee’s review. In addition, on July 7, 2006, we announced that three of our former executive officers had each received a Wells Notice letter regarding the same matter.

We have cooperated fully with the subpoena requests and in the investigation by the U.S. Attorney’s Office and the SEC. The investigation by the U.S. Attorney’s Office is ongoing in coordination with the SEC. There is no assurance, however, that the investigation will not have a material adverse effect on our financial condition.

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

On September 6, 2006, we announced that, in connection with the preparation of our financial statements for the fiscal year ended June 30, 2006, a subcommittee composed of our independent directors was appointed to review our accounting treatment for stock option grants in prior years and that we would restate our financial statements for certain prior fiscal years. Defending against potential litigation relating to the restatement of our consolidated financial statements would likely require significant attention and resources of management. The review will result in, and any potential litigation could result in, significant legal expenses and may cause our customers, employees and investors to lose confidence in our company. We are currently unable to estimate the amount of the loss, if any, that may result from resolution of these matters, but their outcome could have a material adverse effect on our financial position or results of operations.

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

For example, we recognize software license revenue in accordance with SOP 97-2, as amended by SOP 98-4 and SOP 98-9, and in accordance with SOP 81-1. The accounting profession continues to discuss certain provisions of relevant accounting literature with the objective of providing additional guidance on potential interpretations related to software revenue recognition and “multiple element arrangements” in which a single contract includes a software license, a maintenance services agreement and/or other “elements” that are bundled together in a total offering to the customer. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of revenue recognition.

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

As a result of the consent decree we entered into with the Federal Trade Commission, or FTC, and the related transactions with Honeywell and Bentley Systems, we transferred our AXSYS product line, our operator training business, and rights to the intellectual property of the Hyprotech product line. The ability of Honeywell to compete against our Hyprotech engineering products, the loss of our operator training business, the ability of Bentley Systems to compete against our Zyqad product line, and the increased costs of our support obligations to Honeywell under the two year support agreement may have a material adverse effect on our operations. The Hyprotech engineering products are material to our current business and strategy, and any decrease in our revenues from these products may have a material adverse impact on our results of operations. Because Honeywell may license the Hyprotech engineering products on more favorable terms than we may offer, sell the Hyprotech engineering products to companies that are customers of both Honeywell and us, and bundle the Hyprotech engineering products with its other products for the process industries, Honeywell may harm our ability to compete in the marketplace, including our ability to negotiate license renewals with our current customers. We have continuing obligations to Honeywell under our support arrangements with Honeywell and the FTC consent decree relating to the Hyprotech engineering products, which require significant resources and the attention of management.

We are also subject to ongoing compliance obligations under the FTC consent decree and to subpoenas and other requests for information and documents from the FTC related to whether we have complied with the FTC consent decree. Ensuring our continued compliance with the FTC consent decree may subject us to increased legal fees and other expenses and obligations. If the FTC were to determine that we have not complied with our obligations under the consent decree, such determination could have a material adverse impact on our business and financial condition.

As part of our settlement with KBC Advanced Technologies, we agreed to recognize KBC’s right to develop, market and license HYSYS.Refinery, KBC’s refinery-wide simulation product which competes with our refinery-wide simulation product, Aspen RefSYS. As a result of this settlement, we may encounter increased competition from KBC, which could decrease our market share and our revenues.

In addition, our markets in general are highly competitive. Our engineering software competes with products of other businesses such as ABB, Chemstations, Honeywell, KBC, Shell Global Solutions, Simulation Sciences (a division of Invensys), and WinSim (formerly ChemShare). Our plant operations software competes with products of companies such as ABB, Honeywell, Invensys, Rockwell, Siemens and components of SAP’s offering. Our supply chain management software competes with products of companies such as Honeywell, i2 Technologies, Manugistics (a subsidiary of JDA Software Group), Infor and components of SAP’s supply chain offering. As we expand our engineering solutions into other markets we may face competition from companies that we have not typically competed against in the past or competition from companies in areas where we have not competed in the past, such as ABB, Agile, EDS, Honeywell, Invensys, Parametric Technology, SAP and Siemens. We also face competition in all areas of our business from large companies in the process industries that have internally developed their own proprietary software solutions.

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

Under our business plan, we are investing significantly in the development of new business process products that are intended to anticipate and meet the emerging needs of our target markets. We are implementing a product strategy that unify our software solutions under the aspenONE brand with differentiated aspenONE vertical solutions targeted at specific process industries. We cannot assure you that our product strategy will result in products that will meet market needs and achieve significant market acceptance.

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

We derived approximately 60% of our total revenues from customers outside the United States in the fiscal years ended June 30, 2005 and 2006. We anticipate that revenues from customers outside the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

•       unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers;

•       political and economic instability;

•       less effective protection of intellectual property;

•       difficulties in managing distributors and representatives and potential losses associated with termination of such arrangements;

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

Our ability to establish and maintain a position of technology leadership in the highly competitive software market depends in large part upon our ability to attract and retain highly qualified managerial, sales and technical personnel. We have recently had a number of changes in our senior management, including the hiring of a new chief financial officer in September 2006. In addition, several of our executive officers have not entered into employment agreements with us. In the future, we may experience the departure of senior executives due to competition for talent from start-ups and other companies.

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

Recently enacted and proposed changes in securities laws and regulations may increase our costs.

The Sarbanes-Oxley Act, which became law in July 2002, and new rules subsequently implemented by the SEC and the Nasdaq Global Market have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our annual legal and financial compliance costs, have made some activities more time-consuming and costly, and could expose us to additional liability. We incurred approximately $1.1 million in Sarbanes-Oxley related expenses in our fiscal year ended June 30, 2006, and we expect to continue to incur significant Sarbanes-Oxley related expenses for the foreseeable future. In addition, these rules and regulations may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Sarbanes-Oxley Act or other related legislation or regulation.

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

In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against companies. In March 2006, we settled a putative class action lawsuit that was pending against us in U.S. District Court, District of Massachusetts, as described under “We face risks related to securities litigation and investigations that could have a material adverse effect on our business, financial condition and results of operations.” To date, state law claims, which we refer to as opt out claims, including claims of fraud, statutory treble damages, deceptive practices, and/ or rescissory damages liability, based on the restated results of one or more fiscal periods included in the restated financial statements referenced in the Class Action, have been filed against us in Massachusetts Superior Court. This type of litigation could result in substantial liability and costs and divert management’s attention and resources.

Our common stockholders may experience further dilution as a result of provisions contained in our outstanding Series D preferred and warrants.

The terms of our outstanding securities may result in substantial dilution to existing common stockholders. In August 2003, we issued 300,300 shares of Series D-1 preferred and delivered cash and 63,064 shares of Series D-2 preferred in consideration for the surrender of all of our outstanding Series B preferred. Each share of our Series D preferred is currently convertible, at the holder’s option, into 100 shares of our common stock and may be converted into additional shares of our common stock upon certain events as a result of antidilution provisions in our charter. In addition, we issued the WD warrants and exchanged existing warrants to purchase 791,044 shares of common stock for the WB warrants. The WD warrants and WB warrants are currently exercisable for an aggregate of 2,052,324 shares of our common stock and may be converted into additional shares upon certain events as a result of antidilution provisions in the warrants. The Series D preferred, together with the WD warrants and WB warrants, were issued to several investment partnerships managed by Advent International Corporation and to holders of our Series B preferred.

In addition to the Series D preferred and the WD and WB warrants, we currently have additional warrants outstanding that are exercisable to purchase 1,023,474 shares of common stock at an exercise price of $9.76 per share. Our common stockholders would be subject to substantial dilution if the Series D preferred is converted into common stock or if our outstanding warrants are exercised for common stock.

Each share of Series D preferred is entitled to a cumulative dividend of 8.0% of the stated value per share of such Series D preferred per year, payable at the discretion of the board of directors or upon conversion of the Series D preferred to common stock or redemption of the Series D preferred. Accumulated dividends, when and if declared by our board, could be paid in cash or, subject to specified conditions, common stock. If we elect to pay dividends in shares of common stock, we will issue a number of shares of common stock equal to the quotient obtained by dividing the dividend payment by the volume weighted average of the sale prices of the common stock on the Nasdaq Global Market for 20 consecutive trading days, ending on the fourth trading day prior to the required dividend payment date.

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

We have granted rights to require that we register under the Securities Act the shares of common stock issuable upon the conversion of, or as dividends on, the Series D preferred and upon the exercise of either the WB warrants or WD warrants:

•       Series D-1 preferred.   The holders of the Series D-1 preferred have the right to demand that we file on their behalf up to four registration statements covering shares of common stock issuable upon (a) conversion of the Series D-1 preferred and (b) exercise of the WD warrants issued to the holders of the Series D-1 preferred. In May 2006, we received a demand letter from the Series D-1 preferred holders, in accordance with the terms of their investor rights agreement with us, requesting the registration of all of the shares of common stock into which their shares of Series D-1 preferred are convertible and their WD warrants are exercisable in an underwritten public offering. As of September 8, 2006, the total number of shares of common stock that would be covered by this registration demand letter is approximately 31,499,336. We are continuing to discuss this letter with our professional advisors and the Series D-1 preferred holders.

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

We expect that our current cash balances, cash-equivalents, short-term investments, proceeds from the anticipated sale of installment contracts, funds available under our bank line of credit, and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may need to obtain additional financing thereafter or earlier, however, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, fewer sales of installment contracts, unanticipated expenses, including those related to the class action lawsuits or their outcome or settlement, or other unforeseen difficulties.

Our sales of receivables are an important part of our cash management program. We currently have arrangements to sell long-term contracts to three financial institutions, General Electric Capital Corporation, Bank of America and Silicon Valley Bank. These contracts represent amounts due over the life of existing term licenses. Under the three arrangements, we sold installments receivable of $23.5 million and $77.1 million during the three and twelve months ended June 30, 2006, respectively. During the fiscal year ended June 30, 2006, our installments receivable balance increased to $47.8 million at June 30, 2006 from $23.8 million at June 30, 2005. Our ability to continue these arrangements or replace them with similar arrangements is important to maintain adequate funding. If there is insufficient interest from third parties in purchasing our installments receivable contracts, our ability to generate cash required to meet our financial obligations may be impaired. If we cannot generate sufficient cash to meet these obligations through the sales of our installments receivable contracts, we may be required to incur additional indebtedness or raise additional capital.

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

As of September 8, 2006, the Series D preferred (as converted to common stock) represented 37.4% of our outstanding common stock and the WB and WD warrants were exercisable for a number of shares representing 2.3% of our outstanding common stock (ignoring certain limitations on the ability to convert such shares or exercise such warrants). As a result, the holders of the Series D preferred and the WB and WD warrants, if acting together, would have the ability to delay or prevent a change in control of our company that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

Item 1B.               Unresolved Staff Comments

Not Applicable.

Item 2.                        Properties

Our principal offices occupy approximately 110,000 square feet of office space in Cambridge, Massachusetts. The lease of this office space expires on September 30, 2012. We have agreements to sublease approximately 40,000 square feet of this space that expire throughout 2012. We are actively seeking to sublease an additional 7,000 square feet of this space. We also lease space for our Houston, Texas facilities. This lease encompasses approximately 90,000 square feet and expires in July 2016. We are actively seeking to sublease approximately 23,000 square feet of this space. In addition to these two facilities we and our subsidiaries also lease office space in Gaithersburg, Maryland;  New Providence, New Jersey;  Bothell, Washington; Buenos Aires, Argentina; LaHulpe, Belgium; Sao Paulo, Brazil; Calgary, Alberta, Canada; Beijing, China; Shanghai, China; Reading, England; Warrington, England; Dusseldorf, Germany; Wiesbaden, Germany; Pune, India; Pisa, Italy; Tokyo, Japan; Kuala Lumpur, Malaysia; Mexico City, Mexico; Best, The Netherlands; Singapore; Seoul, South Korea; Barcelona, Spain; and other locations where additional sales and customer support offices are located. We believe that our existing and planned facilities are adequate for our needs for the foreseeable future and that, if additional space is needed, such space will be available on acceptable terms.

Item 3.                        Legal Proceedings

U.S. Attorney’s Office Investigation and Wells Notice

In October 2004, the audit committee of our board of directors commenced a detailed investigation of the accounting for certain software license and service agreement transactions entered into with certain alliance partners and other customers during fiscal years 2000 through 2002 (and later, fiscal 2000 to 2004), which investigation concluded in March 2005.  On October 29, 2004, we announced that we had received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents relating to transactions to which we were a party during the 2000 to 2002 time frame, associated documents dating from January 1, 1999, and additional materials.

On June 9, 2006, we announced that we had received a “Wells Notice” letter from the SEC of possible civil enforcement action regarding our originally filed financial statements for fiscal years 2000 through 2004, which we restated in March 2005 following the conclusion of the audit committee’s review. In addition, on July 7, 2006, we announced that three of our former executive officers had each received a Wells Notice letter regarding the same matter.

We have cooperated fully with the subpoena requests and in the investigation by the U.S. Attorney’s Office and the SEC. The investigation by the U.S. Attorney’s Office is ongoing in coordination with the SEC, to which the audit committee had initially reported the initiation of the audit committee’s investigation.

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

Following mediation, on November 16, 2005, we and the plaintiffs on behalf of putative class members, defined to include all persons who purchased our common stock between October 29, 1999 and March 15, 2005, inclusive, whom we refer to collectively as the Class, entered into a Stipulation and Agreement of Compromise, Settlement and Release of Securities Action, which we refer to as the Stipulation. The Stipulation was filed with the Court on the same date and provided, among other things, for settlement and release of all direct and indirect claims of the Class concerning matters covered by the Stipulation. On December 12, 2005, the Court granted preliminary approval of the settlement provided for in the Stipulation. After notice to the Class and after the hearing, on March 6, 2006, the Court granted final approval of the settlement, and the class action lawsuit was dismissed with prejudice. We entered into the Stipulation to resolve the matter and without acknowledging any fault, liability or wrongdoing of any kind. There has been no adverse determination by the Court against us or any of the other defendants in the case.

Members of the Class who opted out of the settlement (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the Class Action period) may bring their own individual actions, which we refer to as Opt Out Claims. To date, state law Opt Out Claims, including claims of fraud, statutory treble damages, deceptive practices, and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in the restated financial statements referenced in the Class Action, have been filed in Massachusetts Superior Court. We have responded by motion to dismiss on the grounds that the claims fail properly to state a claim. If not dismissed or settled on terms acceptable to us, we plan to defend the Opt Out Claims vigorously.

Pursuant to the terms of the Class Action settlement, we paid $1.9 million and our insurance carrier paid $3.7 million into a settlement fund for a total of $5.6 million. Our $1.9 million payment was recorded in general and administrative expenses in the quarter ended September 30, 2005. All costs of preparing and distributing notices to members of the Class and administration of the settlement, together with all fees and expenses awarded to plaintiffs’ counsel and certain other expenses, will be paid out of the settlement fund, which will be maintained by an escrow agent under the Court’s supervision.

On September 6, 2006, we also announced that, in connection with the preparation of financial statements for the fiscal year ended June 30, 2006, a subcommittee of independent directors was appointed to review the company’s accounting treatment for stock option grants for prior years. Following that announcement, we and certain of our officers and directors were named defendants in a purported federal securities class action lawsuits filed in Massachusetts federal district court, alleging violations of the Exchange Act and claiming material misstatements concerning our financial condition and results. In response to our motion to dismiss the complaint, the parties stipulated to voluntarily dismissal of the plaintiff’s claims with prejudice on September 26, 2006 without any payment by us. No claim was certified prior to dismissal.

Derivative Action

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

On April 12, 2005, we received a letter on behalf of another shareholder, demanding that our board of directors take actions substantially similar to those referenced in the Derivative Action. On February 28, 2006, we received a letter on behalf of Mr. Caviness, demanding that we take actions referenced in the Derivative Action complaint. Our board of directors responded to both of the foregoing letters that the board has taken the letters under advisement pending further regulatory investigation developments, which the board continues to monitor and with which we continue to cooperate. In its responses, the board also requested confirmation of each person’s status as a stockholder of AspenTech, and, with respect to the most recent letter, also referred the purported stockholder to the March 6, 2006 final approval of the settlement of direct and indirect claims of the Class in the Class Actions.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “AZPN.”  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq Global Market.

	High	Low
Fiscal 2005:
First Quarter	$7.40	$4.44
Second Quarter	7.78	5.25
Third Quarter	6.78	5.08
Fourth Quarter	5.97	4.27
Fiscal 2006:
First Quarter	$6.35	$4.86
Second Quarter	8.42	5.46
Third Quarter	13.72	7.90
Fourth Quarter	14.80	9.86

Holders

As of September 8, 2006, there were approximately 1,024 holders of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our earnings, if any, in the foreseeable future, except to the extent we pay quarterly dividends on our preferred stock in cash. In addition, under the terms of our January 2003 loan arrangement with Silicon Valley Bank, we are prohibited from paying any dividends on our stock, with the exception of dividends paid in common stock or dividends on our preferred stock paid in cash, provided that we are not in default under the loan arrangement. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2006:

Equity Compensation Plan Information

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders	9,460,449	$7.37	7,477,141
Equity compensation plans not approved by security holders	—	—	—
Total	9,460,449	$7.37	7,477,141

Amounts reflected in column (A) include an aggregate of 41,075 shares that are issuable upon exercise of outstanding options that we assumed in connection with various acquisitions. The weighted average exercise price of the excluded options is $10.83.

Equity compensation plans approved by security holders consist of our 1998 employee’s stock purchase plan, our 1996 special stock option plan, our 2001 stock option plan and our 2005 stock incentive plan.

The securities remaining available for future issuance under equity compensation plans approved by our security holders consist of:

•       2,645,939 shares of common stock issuable under our 1998 employees’ stock purchase plan;

•       119,252 shares of common stock issuable under our 1996 special stock option plan;

•       786,950 shares of common stock issuable under our 2001 stock option plan;

•       3,925,000 shares of common stock issuable under our 2005 stock incentive plan, the adoption of which was approved by our stockholders on May 26, 2005.

Each of the options outstanding under the 1996 special stock option plan, the 1988 non-qualified stock option plan and our 2001 stock option plan have a term of ten years. Options issuable under the 2005 stock incentive plan have a maximum term of seven years.

Recent Sales of Unregistered Securities

None.

Item 6.                        Selected Financial Data

The following selected consolidated financial data have been derived from our consolidated financial statements. The financial information set forth below reflects the restatement of our financial statements as discussed in Note 17 of the Notes to Consolidated Financial Statements. These data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended June 30,
	2002			2003			2004	2005	2006
	As Previously Reported	Adjustments(3)	As Restated(2)	As Previously Reported	Adjustments(3)	As Restated(2)	As Restated(1)	As Restated(1)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$136,377	$—	$136,377	$162,354	$(270)	$162,084	$158,150	$129,621	$152,686
Service and other	186,005	—	186,005	184,102	—	184,102	174,296	140,373	140,564
Total revenues	322,382	—	322,382	346,456	(270)	346,186	332,446	269,994	293,250
Cost of revenues:
Cost of software licenses	11,830	—	11,830	13,916	—	13,916	15,577	16,864	16,805
Cost of service and other	118,772	4,121	122,893	106,868	3,381	110,249	101,823	82,744	72,492
Amortization of technology related intangible assets	5,042	—	5,042	8,219	—	8,219	7,270	7,112	7,070
Impairment of technology related intangible and computer software development assets	1,169	—	1,169	8,704	—	8,704	3,250	—	—
Total cost of revenues	136,813	4,121	140,934	137,707	3,381	141,088	127,920	106,720	96,367
Gross profit	185,569	(4,121)	181,448	208,749	(3,651)	205,098	204,526	163,274	196,883
Operating costs:
Selling and marketing	114,755	2,943	117,698	105,879	2,414	108,293	101,806	96,275	84,010
Research and development	74,176	1,943	76,119	65,143	1,595	66,738	60,111	47,276	44,139
General and administrative	29,673	2,487	32,160	29,644	2,125	31,769	34,347	49,277	41,916
Long-lived asset impairment charges	—	—	—	105,543	—	105,543	967	—	—
Restructuring charges and FTC legal costs	14,914	—	14,914	41,080	564	41,644	20,085	24,960	3,993
Charges for in-process research and development	14,900	—	14,900	—	—	—	—	—	—
Loss (gain) on sales and disposals of assets	(346)	—	(346)	(52)	—	(52)	(879)	14,314	898
Total operating costs	248,072	7,373	255,445	347,237	6,698	353,935	216,437	232,102	174,956
Income (loss) from operations	(62,503)	(11,494)	(73,997)	(138,488)	(10,349)	(148,837)	(11,911)	(68,828)	21,927
Interest income	6,209	—	6,209	8,191	—	8,191	7,296	6,204	5,034
Interest expense	(5,591)	—	(5,591)	(7,132)	—	(7,132)	(4,940)	(4,170)	(985)
Write-off of investments	(8,923)	—	(8,923)	—	—	—	—	—	—
Foreign currency exchange gain (loss)	(1,424)	—	(1,424)	(195)	(117)	(312)	1,009	(481)	1,076
Income (loss) before provision for (benefit from) income taxes and equity in earnings from joint ventures	(72,232)	(11,494)	(83,726)	(137,624)	(10,466)	(148,090)	(8,546)	(67,275)	27,052
Provision for income taxes	(3,599)	—	(3,599)	(1,076)	15	(1,061)	(20,158)	(3,499)	(8,706)
Equity in earnings from joint ventures	(166)	—	(166)	(514)	—	(514)	(351)	—	—
Net income (loss)	(75,997)	(11,494)	(87,491)	(139,214)	(10,451)	(149,665)	(29,055)	(70,774)	18,346
Accretion of preferred stock discount and dividend	(6,301)	—	(6,301)	(9,184)	—	(9,184)	(6,358)	(14,450)	(15,383)
Income (loss) applicable to common stockholders	$(82,298)	$(11,494)	$(93,792)	$(148,398)	$(10,451)	$(158,849)	$(35,413)	$(85,224)	$2,963
Basic income (loss) per share applicable to common stockholders	$(2.55)	$(0.35)	$(2.90)	$(3.86)	$(0.27)	$(4.13)	$(0.87)	$(2.01)	$0.07
Diluted income (loss) per share applicable to common stockholders	$(2.55)	$(0.35)	$(2.90)	$(3.86)	$(0.27)	$(4.13)	$(0.87)	$(2.01)	$0.06
Weighted average shares outstanding—Basic	32,308	—	32,308	38,476	—	38,476	40,575	42,381	44,627
Weighted average shares outstanding—Diluted	32,308	—	32,308	38,476	—	38,476	40,575	42,381	53,771

	June 30,
	2002 As Restated(2)	2003 As Restated(2)	2004 As Restated(1)	2005 As Restated(1)	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$33,571	$51,567	$107,633	$68,149	$86,272
Working capital	43,607	36,476	14,926	2,856	25,249
Total assets	537,840	373,525	350,850	242,494	274,238
Long-term obligations, less current maturities	92,135	89,911	1,952	338	149
Redeemable convertible preferred stock	—	57,537	106,761	121,210	125,475
Total stockholders’ equity (deficit)	223,037	30,019	26,881	(51,617)	(21,881)

       (1) See Note 17 to the Notes to the Consolidated Financial Statements for a discussion of the restatement.

       (2) The restated amounts for these years are unaudited. The unaudited financial results for 1997 and 1998, which are not presented here, the unaudited financial results for 1999, 2000 and 2001, which are presented below in condensed form, and the selected consolidated financial data for 2002 and 2003, presented above, have been restated to reflect adjustments related to the restatement described in Note 17 of the Notes to Consolidated Financial Statements. The restatement adjustments effecting these periods primarily related to compensation expense associated with the stock option review, and result in an increased loss applicable to common stockholders for the fiscal years ended June 30, 1997, 1998, 1999, 2000, 2001, 2002 and 2003 of $0.2 million, $1.5 million, $10.0 million, $7.0 million, $10.4 million, $11.5 million and $10.5 million, respectively. In the consolidated financial statements for the year ended June 30, 2004 these cumulative amounts are reflected as adjustments to the beginning balances of the accumulated deficit of Stockholders’ Equity in the Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss).

       (3) The adjustments related to the year ended June 30, 2002 relate to compensation expense associated with the stock option review. Of the adjustments related to the year ended June 30, 2003, $9.5 million related to compensation expense associated with the stock option review and $1.0 million relate to other adjustments.

Basic and diluted income (loss) per share and weighted average shares outstanding in the preceding table have been computed as described in note 2(i) to the Consolidated Financial Statements included elsewhere in this Form 10-K. We have never declared or paid cash dividends on our common stock.

Restatement of Financial Results for Periods Prior to Fiscal 2002

The financial information set forth below reflects the restatement of our financial statements for the years ended June 30, 1999, 2000 and 2001 for the items discussed in Note 17 of the Notes to Consolidated Financial Statements. The restatement also affects periods prior to fiscal 1999, for which the impact on the net loss for these periods is approximately $1.7 million in the aggregate. All adjustments for these periods relate to compensation expense associated with the stock option review.

Year Ended June 30,
1999			2000			2001
As Previously Reported	Adjustments	As Restated(1)	As Previously Reported	Adjustments	As Restated(1)	As Previously Reported	Adjustments	As Restated(1)

Total revenues	$219,688	$—	$219,688	$261,070	$—	$261,070	$314,937	$—	$314,937
Gross profit	126,684	(3,680)	123,004	165,047	(2,528)	162,519	183,820	(3,741)	180,079
Income (loss) from operations	(47,775)	(9,985)	(57,760)	(4,218)	(7,013)	(11,231)	(44,347)	(10,389)	(54,736)
Net income (loss)	$(27,626)	$(9,985)	($37,611)	$(3,226)	$(7,013)	$(10,239)	$(36,809)	$(10,389)	$(47,198)
Diluted net income (loss) per share	$(1.01)	$(0.36)	$(1.37)	$(0.10)	$(0.23)	$(0.33)	$(1.23)	$(0.35)	$(1.58)

       (1) The Consolidated Financial Statements as of and for the years ended June 30, 1999, 2000 and 2001 were previously audited by Arthur Andersen LLP. The restated amounts for these years were derived from restated financial statements that have not bee audited.

Restatement of Pro Forma Disclosures of Stock-Based Compensation for Periods Prior to Fiscal 2004

The financial information set forth below reflects the restatement of our pro forma disclosures made in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” for the years ended June 30, 1999, 2000, 2001, 2002 and 2003 for the items discussed in Note 17 of the Notes to Consolidated Financial Statements.

	1999	2000	2001	2002	2003
	All amounts, as restated
Income (loss) attributable to common shareholders (in thousands)
—As reported	$(37,611)	$(10,239)	$(47,198)	$(93,792)	$(158,849)
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(30,483)	(30,558)	(36,043)	(33,228)	(24,081)
Add: Stock-based compensation expense included in reported net income (loss).	9,985	7,013	10,389	11,494	9,515
Pro forma	$(58,109)	$(33,784)	$(72,852)	$(115,526)	$(173,415)
Income (loss) attributable to common shareholders per share
—Basic and diluted—
As reported	$(1.37)	$(0.36)	$(1.58)	$(2.90)	$(4.13)
Pro forma	(2.11)	(1.20)	(2.43)	(3.58)	(4.51)

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed in Note 17 to the Consolidated Financial Statements.

Overview

We are a leading supplier of integrated software and services to the process industries, which consist of oil and gas, petroleum, chemicals, pharmaceuticals and other industries that manufacture and produce products from a chemical process. We provide a comprehensive, integrated suite of software applications that utilize proprietary empirical models of chemical manufacturing processes to improve plant and process design, economic evaluation, production, production planning and scheduling, and operational performance, and an array of services designed to optimize the utilization of these products by our customers.

Restatement of Financial Results

In connection with the preparation of financial statements for the fiscal year ended June 30, 2006, a subcommittee of independent members of our board of directors reviewed our accounting treatment for all stock options granted since we completed our initial public offering in fiscal 1995. Based upon the subcommittee’s review, the Audit Committee and management determined that certain option grants during fiscal years 1995 through 2004 were accounted for improperly, and concluded that stock-based compensation associated with certain grants was misstated in fiscal years 1995 through 2005, and in the nine months ended March 31, 2006.  The subcommittee identified errors related to the determination of the measurement dates for grants of options allocated among a pool of employees when the specific number of options to be awarded to specific employees had not yet been finalized, and other measurement date errors.  As a result of the errors in determining measurement dates, we also recorded payroll withholding tax-related adjustments for certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations.  These options were determined to have been granted with an exercise price below the fair market value of our stock on the actual grant date, so do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to non-qualified status results in additional withholding taxes on exercise of those options.  We recorded a cumulative estimated payroll withholding tax liability of $1.9 million for the years ended June 30, 2004, 2005 and 2006 in connection with the disqualification of such ISO tax treatment.  The stock-based compensation charges, including the aforementioned withholding tax adjustments, increased net loss for the fiscal years ended June 30, 1997, 1998, 1999, 2000, 2001, 2002, 2003, 2004, 2005, and the nine months ended March 31, 2006 by $0.2 million, $1.5 million, $10.0 million, $7.0 million, $10.4 million, $11.5 million, $9.5 million, $7.2 million, $0.5 million, and $ 1.0 million, respectively.

In addition, as a result of the errors in determining measurement dates, certain options were determined to have been granted with an exercise price below the fair market value of our stock on the actual grant date.  These discounted options vesting subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which they vest.  We have concluded that it is probable we will either implement a plan to assist the affected employees for the amount of this tax, or adjust the terms of the original option grant which would also have financial statement ramifications.  As such, we recorded an estimated liability of approximately $1.0 million in the fourth quarter of fiscal 2006 in connection with this contingency.

The restatement of prior year financial statements also includes the adjustments for other errors identified after the applicable period had been reported.  Such errors were not previously recorded because we believed the amount of any such errors, both individually and in the aggregate, were not material to our consolidated financial statements.  These errors related to the timing of revenue recognition, losses on sales and disposals of assets, interest income, and the calculation of foreign currency gains and losses.

As a result of the foregoing, we have restated our financial statements as of June 30, 2005 and for the fiscal years ended June 30, 2004 and 2005 in our consolidated financial statements, beginning on page F-3.  We show the effects of the restatement on our financial statements for the years ended June 1999, 2000, 2001, 2002 and 2003 in Item 6, “Selected Financial Data.”  We show the effects of the restatement on each of the quarters in the year ended June 30, 2005 and the first three quarters in the year ended June 30, 2006 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Data.”

Significant Events—Year Ended June 30, 2006

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

Pursuant to the terms of the settlement, we paid $1.9 million and our insurance carrier paid $3.7 million into a settlement fund for a total of $5.6 million. Our $1.9 million payment was recorded in general and administrative expenses in the quarter ended September 30, 2005. All costs of preparing and distributing notices to members of the Class and administration of the settlement, together with all fees and expenses awarded to plaintiffs’ counsel and certain other expenses, will be paid out of the settlement fund, which will be maintained by an escrow agent under the Court’s supervision.

Summary of Restructuring Accruals

Restructuring charges originally arising in Q4FY05

In May 2005, we initiated a plan to consolidate several corporate functions and to reduce our operating expenses. The plan to reduce operating expenses primarily resulted in headcount reductions, and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million, recorded in the fourth quarter of fiscal 2005. During the year ended June 30, 2006, we recorded an additional $1.8 million related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005.

As of June 30, 2006, there was $0.6 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. The components of the restructuring plan are as follows (in thousands):

Fiscal 2005 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Contract Termination Costs	Total
Restructuring charge	$84	$3,465	$300	$3,849
Fiscal 2005 payments	—	(1,005)	(300)	(1,305)
Accrued expenses, June 30, 2005	84	2,460	—	2,544
Restructuring charge	614	1,157	—	1,771
Restructuring charge—Accretion	1	21	—	22
Fiscal 2006 payments	(600)	(3,125)	—	(3,725)
Accrued expenses, June 30, 2006	$99	$513	—	$612
Expected final payment date	May 2007	December 2006

Restructuring Charges originally arising in Q4 FY04

In June 2004, we initiated a plan to reduce our operating expenses in order to better align our operating cost structure with the then-current economic environment and to improve our operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During the year ended June 30, 2005, we recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. In addition, we recorded $0.4 million in restructuring charges related to the accretion of the discounted restructuring accrual and a $0.8 million decrease to the accrual related to changes in estimates of severance benefits and sublease terms. During the year ended June 30, 2006, we recorded a $0.7 million increase to the accrual primarily due to a change in the estimate of future operating costs and sublease assumptions associated with the facilities.

As of June 30, 2006, there was $7.0 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. The components of the restructuring plan are as follows (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Asset Impairments	Total
Restructuring charge	$20,484	$1,191	$1,776	$23,451
Fiscal 2004 payments	(8,435)	(280)	—	(8,715)
Impairment of assets	—	—	(1,776)	(1,776)
Accrued expenses, June 30, 2004	12,049	911	—	12,960
Restructuring charge	9,132	4,349	968	14,449
Impairment of assets	—	—	(968)	(968)
Fiscal 2005 payments	(12,915)	(4,534)	—	(17,449)
Restructuring charge—Accretion	446	3	—	449
Change in estimate—Revised assumptions	(287)	(497)	—	(784)
Accrued expenses, June 30, 2005	8,425	232	—	8,657
Change in estimate—Revised assumptions	643	27	—	670
Restructuring charge—Accretion	432	—	—	432
Fiscal 2006 payments	(2,645)	(67)	—	(2,712)
Accrued expenses, June 30, 2006	$6,855	$192	$—	$7,047
Expected final payment date	September 2012	December 2006

Restructuring charges originally arising in Q2 FY03

In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, we revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which had been affected the most by the economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.7 million. During fiscal 2004, we recorded a $4.9 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations. During fiscal 2005 and fiscal 2006, we recorded $7.0 million and $1.0 million increases, respectively to the accrual primarily due to a change in the estimate of the facility vacancy term, extending to the term of the lease.

As of June 30, 2006, there was $10.0 million remaining in accrued expenses relating to the remaining lease payments. The components of the restructuring plan are as follows (in thousands):

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Restructuring charge	$17,347	$10,028	$1,278	$28,653
Additional impairment of assets	—	—	302	302
Fiscal 2003 payments	(3,548)	(7,297)	—	(10,845)
Accrued expenses, June 30, 2003	13,799	2,731	1,580	18,110
Fiscal 2004 payments	(2,567)	(2,170)	(770)	(5,507)
Change in estimate—Revised assumptions	(4,507)	(269)	(134)	(4,910)
Accrued expenses, June 30, 2004	6,725	292	676	7,693
Fiscal 2005 payments	(2,266)	(63)	(403)	(2,732)
Change in estimate—Revised assumptions	7,239	(69)	(195)	6,975
Accrued expenses, June 30, 2005	11,698	160	78	11,936
Change in estimate—Revised assumptions	1,116	(95)	—	1,021
Fiscal 2006 payments	(2,848)	(65)	(78)	(2,991)
Accrued expenses, June 30, 2006	$9,966	$—	$—	$9,966
Expected final payment date	September 2012

Restructuring charges originally arising in Q4 FY02

In the fourth quarter of fiscal 2002, we initiated a plan to reduce operating expenses and to restructure operations around our two primary product lines, engineering software and manufacturing/supply chain software. We reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $13.2 million. During fiscal 2004, we recorded a $1.5 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations. During fiscal 2005, we recorded a $0.2 million increase to the accrual due to changes in estimates of sublease assumptions and severance settlements. During fiscal 2006, we recorded a $0.1 million increase to the accrual due to changes in estimates of sublease assumptions.

40

As of June 30, 2006, there was $0.5 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. The components of the restructuring plan are as follows (in thousands):

Fiscal 2002 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Restructuring charge	$4,901	$8,285	$13,186
Fiscal 2002 payments	—	(1,849)	(1,849)
Accrued expenses, June 30, 2002	4,901	6,436	11,337
Fiscal 2003 payments	(695)	(4,748)	(5,443)
Accrued expenses, June 30, 2003	4,206	1,688	5,894
Fiscal 2004 payments	(1,302)	(1,060)	(2,362)
Change in estimate—Revised assumptions	(1,221)	(320)	(1,541)
Accrued expenses, June 30, 2004	1,683	308	1,991
Fiscal 2005 payments	(994)	(284)	(1,278)
Change in estimate—Revised assumptions.	93	87	180
Accrued expenses, June 30, 2005	782	111	893
Change in estimate—Revised assumptions	75	—	75
Fiscal 2006 payments	(375)	(66)	(441)
Accrued expenses, June 30, 2006	$482	$45	$527
Expected final payment date	September 2012	December 2006

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

•       accounting for income taxes;

•       allowance for doubtful accounts;

•       accounting for securitization of installments receivable;

•       restructuring accruals; and

•       accounting for stock-based compensation.

Revenue Recognition—Software Licenses

We recognize software license revenue in accordance with SOP No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-4 and SOP No. 98-9, as well as the various interpretations and clarifications of those statements. When we provide professional services considered essential to the functionality of the software, we recognize revenue from the fees for such revenue and any related software licenses in accordance with SOP 81-1, “ Accounting for Performance of Construction Type and Certain Performance Type Contracts”. These statements require that four basic criteria must be satisfied before software license revenue can be recognized:

•       persuasive evidence of an arrangement between ourselves and a third party exists;

•       delivery of our product has occurred;

•       the sales price for the product is fixed or determinable; and

•       collection of the sales price is probable.

Our management uses its judgment concerning the satisfaction of these criteria, particularly the criteria relating to the determination of whether the fee is fixed and determinable and the criteria relating to the collectibility of the receivables, particularly the installments receivable, relating to such sales. These two criteria are particularly relevant to reseller transactions where, specifically, revenue is only recognized upon delivery to the end user, since the determination of whether the fee is fixed or determinable and whether collection is probable is more difficult. Should changes and conditions cause management to determine that these criteria are not met for certain future transactions, all or substantially all of the software license revenue recognized for such transactions could be deferred.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we conduct at least an annual assessment on January 1st of the carrying value of our goodwill assets, which is based on either estimates of future income from the reporting units or estimates of the market value of the units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Historically, actual results have occasionally differed from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates. In addition, the relevancy of recent transactions used to establish market value for our reporting units is based on management’s judgment.

During the year ended June 30, 2004, we recorded $4.2 million in charges related to the impairment of certain long-lived assets and technology related intangible and computer software development assets. The timing and size of future impairment charges involves the application of management’s judgment and estimates and could result in the impairment of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $44.0 million as of June 30, 2006.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liabilities together with the assessment of temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Deferred tax assets also result from unused operating loss carryforwards, research and development tax credit carryforwards and foreign tax credit carryforwards. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the tax provision in our statement of operations.

Significant management judgment is required in determining any valuation allowance recorded against these deferred tax assets and liabilities. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could result in a tax provision equal to the carrying value of our deferred tax assets. During the year ended June 30, 2004, we recorded a $14.6 million valuation allowance against our U.S. domiciled net deferred tax assets. Since that point, we have provided a full valuation allowance for all U.S. domiciled net deferred tax assets.

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

Accounting for Securitization of Installments Receivable

We made judgments with respect to several variables associated with our June 2005 securitization transaction that had a significant impact on the valuation of our retained interest in the sold receivables, as well as the calculation of the loss on the transaction. These judgments include the discount rate used to value the retained interest in the sold receivables, and estimates of rates of default. In determining these factors, we consulted third parties with respect to fair market discount rates, and analyzed our historical collection experience to default rates and collection timing. If the historical collection data do not reflect the future ability to collect outstanding receivables, the value of our retained interest may fluctuate.

Accounting for Restructuring Accruals

We follow SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In accounting for these obligations, we are required to make assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. We base our estimates and assumptions on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the balance sheet.

Accounting for Stock-Based Compensation

We adopted SFAS No. 123(R), “Share-Based Payment,” effective July 1, 2005. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. SFAS 123(R) requires significant judgment and the use of estimates, particularly for assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value stock-based compensation in net income. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could fluctuate significantly.

Results of Operations

The following table sets forth the percentages of total revenues represented by certain consolidated statement of operations data for the periods indicated:

	Year Ended June 30,
	2004	2005	2006
Revenues:
Software licenses	47.6%	48.0%	52.1%
Service and other	52.4	52.0	47.9
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of software licenses	4.7	6.3	5.8
Cost of service and other	30.6	30.6	24.7
Amortization of technology related intangible assets	2.2	2.6	2.4
Impairment of technology related intangible and computer software development assets	1.0	—	—
Total cost of revenues	38.5	39.5	32.9
Gross margin	61.5	60.5	67.1
Operating costs:
Selling and marketing	30.6	35.7	28.6
Research and development	18.1	17.5	15.1
General and administrative	10.4	18.3	14.3
Long-lived asset impairment charges	0.3	—	—
Restructuring charges and FTC legal costs	6.0	9.2	1.3
Loss (gain) on sales and disposals of assets	(0.3)	5.3	0.3
Total operating costs	65.1	86.0	59.6
Income (loss) from operations	(3.6)	(25.5)	7.5
Interest income	2.2	2.3	1.6
Interest expense	(1.5)	(1.5)	(0.3)
Foreign currency exchange gain (loss)	0.3	(0.2)	0.4
Income (loss) before provision for income taxes and equity in earnings from joint ventures	(2.6)%	(24.9)%	9.2%

Comparison of Fiscal 2006 to Fiscal 2005

Revenues.   Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for fiscal 2006 increased 8.6% to $293.3 million from $270.0 million in fiscal 2005. Total revenues from customers outside the United States were $167.0 million or 56.9% of total revenues and $162.7 million or 60.3% of total revenues for fiscal 2006 and 2005, respectively. The geographical mix of revenues can vary from period to period.

Software license revenues represented 52.1% and 48.0% of total revenues for fiscal 2006 and 2005, respectively. Revenues from software licenses in fiscal 2006 increased 17.8% to $152.7 million from $129.6 million in fiscal 2005. Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. Our new customer base is less significant since we believe that we already have the significant players in the process industries as existing customers. We believe that the increase principally reflected strength in our energy end-market, as well as continued strength in our chemicals and engineering & construction end-markets, combined with the increased efforts and time that our management were able to dedicate to software license activities, and the increased willingness of our customers to make investments in our products, following the resolution of the Federal Trade Commission, or FTC, proceedings and the audit committee investigation in fiscal 2005.

Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other were relatively unchanged at $140.6 million for fiscal 2006 and $140.4 for fiscal 2005 as a 1.8% decline in the consulting services business was offset by a 1.8% increase in maintenance and training revenues. Consulting services declined due to the December 2004 sale of a portion of our consulting business to Honeywell, as part of our settlement with the FTC.

Cost of Software Licenses.   Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging. Cost of software licenses for fiscal 2006 decreased to $16.8 million from $16.9 million in fiscal 2005. Cost of software licenses as a percentage of revenues from software licenses decreased to 11.0% for fiscal 2006 from 13.0% for fiscal 2005. The reduction in cost as a percentage of revenue is due to the increase in revenue over a base of costs, of which many are fixed in nature.

Cost of Service and Other.   Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for fiscal 2006 decreased 12.4% to $72.5 million from $82.7 million for fiscal 2005. Cost of service and other, as a percentage of revenues from service and other, decreased to 51.6% for fiscal 2006 from 58.9% for fiscal 2005. The decrease in cost is primarily due to decreased payroll costs of $8.9 million and decreased rent and facility costs of $3.5 million related to reductions in headcount and facility consolidations offset in part by increases of $3.1 million in reimbursable costs and a $1.9 million increase in stock-based compensation costs.

Amortization of Technology Related Intangible Assets.   Amortization of technology related intangible assets consists of the amortization from intangible assets obtained in acquisitions. These assets are generally being amortized over a period of three to five years. Amortization expense was $7.1 million in both fiscal 2006 and fiscal 2005.

Selling and Marketing.   Selling and marketing expenses for fiscal 2006 decreased 12.7% to $84.0 million from $96.3 million for fiscal 2005, declining as a percentage of total revenues to 28.6% from 35.7%. The reduction in cost is primarily due to a decrease in payroll costs of $4.0 million, lower rent and facility costs of $5.9 million, lower marketing and advertising costs of $2.2 million, lower travel expenses of $1.5 million and a $2.7 million decrease in advertising costs related to AspenWorld, which took place in October 2004, partially offset by a $2.6 million increase in stock-based compensation costs.

Research and Development.   Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Research and development expenses for fiscal 2006 decreased 6.6% to $44.1 million from $47.3 million for fiscal 2005, and decreased as a percentage of total revenues to 15.1% from 17.5%. The decrease is primarily attributable to a $0.7 million decrease in payroll costs, a $1.7 million reduction in consultant costs, a $1.0 million reduction in depreciation, and a $0.5 million decrease in rent and facility costs, partially offset by a $1.2 million decrease in software development costs eligible for capitalization and a $1.4 million increase in stock-based compensation costs.

We capitalized software development costs that amounted to 13.9% of our total engineering costs during fiscal 2006, as compared to 15.3% in fiscal 2005. These percentages will vary from quarter to quarter and year to year, depending upon the stage of development for the various projects in a given period.

General and Administrative.   General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, and outside professional fees. General and administrative expenses for fiscal 2006 decreased 14.9% to $41.9 million from $49.3 million for fiscal 2005, and decreased as a percentage of total revenues to 14.3% from 18.3%. This decrease is due to a $7.1 million reduction in legal, accounting and consulting costs associated with the internal investigation by the audit committee, a $1.9 million decrease in payroll costs, and a $1.0 million reduction in rent and facility costs, partially offset by a $2.8 million increase in stock-based compensation costs and increased recruiting costs of $0.7 million.

Restructuring Charges and FTC Legal Costs.   During fiscal 2006 we recorded an additional $1.8 million related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. The remaining $2.2 million relates to revisions of estimates associated with lease exit costs and accretion of the discounted restructuring accruals under previous restructuring plans. During fiscal 2005, we recorded $25.0 million in restructuring charges and FTC legal costs. Of this amount, $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004, $3.8 million related to the May 2005 restructuring charge, $0.4 million related to the accretion of discounted restructuring accruals, and $6.5 million related to adjustments to prior restructuring accruals, all offset by $0.2 million in FTC legal cost, related to the FTC challenge of our acquisition of Hyprotech.

Loss (Gain) on Sales of Assets.   Losses and gains on sales and disposals of assets primarily result from our programs to sell installment receivable contracts and from disposals of fixed assets. Loss on sales of assets was a $0.9 million loss in fiscal 2006 as compared to a $14.3 million loss in fiscal 2005. This decline is due to the absence of the $14.6 million loss incurred on the securitization of installments receivable in fiscal 2005.

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

We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any one year is the result of the implicit interest rate established by us on installment contracts and the size of the contract portfolio. Interest income was $5.0 million for fiscal 2006 as compared to $6.2 million in fiscal 2005. This decrease primarily is due to the securitization of approximately $71.2 million of our installments receivable in June 2005, which significantly lowered the average carrying balance of our installments receivable.

Interest Expense.   Interest expense was incurred under our convertible debentures and through the course of other financing transactions. Interest expense in fiscal 2006 decreased to $1.0 million from $4.2 million in fiscal 2005. This decrease in interest expense resulted from the retirement of our convertible debentures in June 2005.

Foreign currency exchange gain (loss).   Foreign currency exchange gains and losses are primarily incurred through the revaluation of receivables denominated in foreign currencies. In fiscal 2006 we recorded a foreign currency exchange gain of $1.1 million, compared to a $0.5 million loss in fiscal 2005. This increase was primarily due to favorable exchange rate fluctuations and effective hedging of foreign receivable balances.

Provision for/Benefit from Income Taxes.   We recorded a provision for income taxes of $8.7 million for fiscal 2006, primarily related to foreign taxes. We recorded a provision for income taxes of $3.5 million for fiscal 2005 and provided a full valuation allowance against the net operating losses generated during fiscal 2005.

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

Comparison of Fiscal 2005 to Fiscal 2004

Revenues.   Total revenues for fiscal 2005 decreased 18.8% to $270.0 million from $332.4 million in fiscal 2004. Total revenues from customers outside the United States were $162.7 million or 60.3% of total revenues and $190.8 million or 57.4% of total revenues for fiscal 2005 and 2004, respectively. The geographical mix of revenues can vary from period to period.

Software license revenues represented 48.0% and 47.6% of total revenues for fiscal 2005 and 2004, respectively. Revenues from software licenses in fiscal 2005 decreased 18.3% to $129.6 million from $158.2 million in fiscal 2004. Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. We believe that the decrease was primarily due to distractions caused by the ongoing uncertainty of the FTC proceedings, our audit committee investigation, changes in sales management and delays in purchasing from customers.

Revenues from service and other for fiscal 2005 decreased 19.5% to $140.4 million from $174.3 million for fiscal 2004. These decreases were attributable primarily to the consulting services business. Consulting services decreased due to the general low-level of licenses of our supply chain products during the two most recent fiscal years. Our consulting services are more heavily linked to the implementation of our supply chain products than they are to our other products. We believe that the decrease was also due to distractions caused by the ongoing uncertainty of the FTC proceedings and our audit committee investigation.

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

Cost of Service and Other.   Cost of service and other for fiscal 2005 decreased 18.7% to $82.7 million from $101.8 million for fiscal 2004. Cost of service and other, as a percentage of revenues from service and other, increased to 58.9% for fiscal 2005 from 58.4% for fiscal 2004. The decrease in cost is primarily due to decreased payroll costs of $10.7 million related to reductions in headcount, as well as a decrease in reimbursable expenses of $5.5 million and a $2.3 million reduction in stock-based compensation.

Amortization of Technology Related Intangible Assets.   Amortization expense for fiscal 2005 decreased 2.2% to $7.1 million from $7.3 million for fiscal 2004.

Selling and Marketing.   Selling and marketing expenses for fiscal 2005 decreased 5.4% to $96.3 million from $101.8 million for fiscal 2004, while increasing as a percentage of total revenues to 35.7% from 30.6%. The decrease in cost is primarily due to a decrease in payroll costs of $6.0 million attributable to the headcount reductions effected in the June 2004 restructuring plan and a $1.7 million decrease in stock-based compensation expense, offset by an increase in advertising costs of $2.6 million related to AspenWorld, which took place in October 2004.

Research and Development.   Research and development expenses for fiscal 2005 decreased 21.4% to $47.3 million from $60.1 million for fiscal 2004, and decreased as a percentage of total revenues to 17.5% from 18.1%. The decrease is primarily attributable to a $5.6 million decrease in payroll costs and a $2.7 million decrease in facilities related costs associated with the June 2004 restructuring plan, and a $2.1 million decrease in consulting costs, partially offset by a decline in stock-based compensation expense of $1.1 million.

We capitalized software development costs that amounted to 15.3% of our total engineering costs during fiscal 2005, as compared to 11.2% in fiscal 2004. These percentages will vary from quarter to quarter, depending upon the stage of development for the various projects in a given period. This increase is primarily due to the significant amount of effort associated with the development and release of AspenONE in December 2004 and AspenONE 2004.1 in May 2005.

General and Administrative.   General and administrative expenses for fiscal 2005 increased 43.5% to $49.3 million from $34.3 million for fiscal 2004, and increased as a percentage of total revenues to 18.3% from 10.4%. This increase is due to a $7.1 million increase in legal, accounting and consulting costs associated with the internal investigation by the audit committee, $3.8 million in litigation defense and settlement costs related to KBC, a $1.9 million increase in audit and consulting fees associated with the Sarbanes-Oxley Act, specifically our Section 404 efforts, and $3.4 million in contract and employment termination costs, offset in part by a $1.5 million decline in stock-based compensation expense.

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

Restructuring Charges and FTC Legal Costs.   During fiscal 2005, we recorded $25.0 million in restructuring charges and FTC legal costs. Of this amount, $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004, $3.8 million related to the May 2005 restructuring charge, $0.4 million related to the accretion of discounted restructuring accruals, and $6.5 million related to adjustments to prior restructuring accruals, all offset by $0.2 million in FTC legal costs, related to the FTC challenge of our acquisition of Hyprotech.

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

Loss (Gain) on Sales of Assets.   Loss (gain) on sales of assets was a $14.3 million loss in fiscal 2005 as compared to $0.9 million gain in fiscal 2004. This decrease is primarily due to the loss of $14.6 million incurred on the June 2005 securitization of installments receivable.

Interest Income.   Interest income was $6.2 million for fiscal 2005 as compared to $7.3 million in fiscal 2004. This decrease primarily is due to the increased sale of receivables and lower license revenues, resulting in the decrease of installments receivable balance.

Interest Expense.   Interest expense in fiscal 2005 decreased to $4.2 million from $4.9 million in fiscal 2004. This decrease in interest expense results from the elimination of interest bearing debt, such as the retirement of a portion of the convertible debentures in January 2004, March 2004 and May 2004, and the retirement of the remaining portion in June 2005.

Foreign currency exchange gain (loss).   In fiscal 2005 we recorded a foreign currency exchange loss of $0.5 million, compared to a $1.0 million gain in fiscal 2004. This increase was due to unfavorable exchange rate fluctuations.

Provision for/Benefit from Income Taxes.   We recorded a provision for income taxes of $3.5 million for fiscal 2005, primarily related to foreign taxes. We recorded a provision for income taxes of $20.2 million for fiscal 2004. The provision for fiscal 2004 includes a $14.6 million valuation allowance against U.S. domiciled net deferred tax assets and a $6.8 million provision primarily related to foreign taxes. Additionally, as part of a change in the Japan-US tax treaty, the Japanese withholding tax law was repealed effective July 1, 2004 and provided approximately $1.5 million of income tax relief to the Company as of the enactment date of the tax law change which occurred in the quarter ended March 31, 2004. We provided a full valuation allowance against the net operating losses generated during fiscal 2004 and 2005.

Under SFAS No. 109, a deferred tax asset related to the future benefit of a tax loss carryforward should be recorded unless we make a determination that it is “more likely than not” that such deferred tax asset would not be realized. Accordingly, a valuation allowance would be provided against the deferred tax asset to the extent that we cannot demonstrate that it is “more likely than not” that the deferred tax asset will be realized. In determining the amount of valuation allowance required, we consider numerous factors, including historical profitability, estimated future taxable income, the volatility of the historical earnings, and the volatility of earnings of the industry in which we operate. We periodically review our deferred tax asset to determine if such asset is realizable. In fiscal 2004, we concluded, in accordance with SFAS No. 109, that we should record a valuation allowance on a significant portion of our deferred tax asset under the “more likely than not” test and therefore increased the amount of the valuation allowance. See Note 10 to Consolidated Financial Statements.

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

The following tables presents previously reported and restated quarterly consolidated statement of operations data for fiscal 2005 and 2006. These data are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of these data in accordance with US GAAP. See Note 17 to the Notes to the Consolidated Financial Statements for a discussion of the restatement.

	Quarter ended September 30, 2004				Quarter ended December 31, 2004
	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	As Restated (1)	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	As Restated (1)
(In thousands, except per share data)
Revenues:

Software licenses	$25,273	$—	$(220)	$25,053	$36,732	$—	$(116)	$36,616
Service and other	37,997	—	(70)	37,927	34,893	—	(70)	34,823
Total revenues	63,270	—	(290)	62,980	71,625	—	(186)	71,439
Cost of revenues:
Cost of software licenses	3,941	—	—	3,941	4,731	—	—	4,731
Cost of service and other	22,108	56	—	22,164	21,913	50	—	21,963
Amortization of technology related intangible assets	1,774	—	—	1,774	1,778	—	—	1,778
Total cost of revenues	27,823	56	—	27,879	28,422	50	—	28,472
Gross profit	35,447	(56)	(290)	35,101	43,203	(50)	(186)	42,967
Operating costs:
Selling and marketing	22,375	40	(12)	22,403	23,401	36	(12)	23,425
Research and development	12,183	26	(12)	12,197	11,574	23	(12)	11,585
General and administrative	10,427	30	2	10,459	12,694	27	2	12,723
Restructuring charges and FTC legal costs	21,508	—	—	21,508	219	—	—	219
Loss (gain) on sales and disposals of assets	(362)	—	—	(362)	5	—	—	5
Total operating costs	66,131	96	(22)	66,205	47,893	86	(22)	47,957
Income (loss) from operations	(30,684)	(152)	(268)	(31,104)	(4,690)	(136)	(164)	(4,990)
Interest income, net	654	—	9	663	657	—	9	666
Other income (expense), net	(393)	—	(40)	(433)	351	—	10	361
Income (loss) before provision for taxes	(30,423)	(152)	(299)	(30,874)	(3,682)	(136)	(145)	(3,963)
Benefit from (provision for) income taxes	340	—	4	344	573	—	2	575
Income (loss)	(30,083)	(152)	(295)	(30,530)	(3,109)	(136)	(143)	(3,388)
Accretion of preferred stock discount and dividend	(3,528)	—	—	(3,528)	(3,589)	—	—	(3,589)
Income (loss) applicable to common stockholders	$(33,611)	$(152)	$(295)	$(34,058)	$(6,698)	$(136)	$(143)	$(6,977)
Basic income (loss) per share applicable to common shareholders	$(0.80)	$(0.00)	$(0.01)	$(0.81)	$(0.16)	$(0.00)	$(0.01)	$(0.17)
Basic weighted average shares outstanding	41,796	—	—	41,796	42,153	—	—	42,153
Diluted income (loss) per share applicable to common shareholders	$(0.80)	$(0.00)	$(0.01)	$(0.81)	$(0.16)	$(0.00)	$(0.01)	$(0.17)
Diluted weighted average shares outstanding	41,796	—	—	41,796	42,153	—	—	42,153

	Quarter ended March 31, 2005				Quarter ended June 30, 2005
	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	As Restated (1)	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	As Restated (1)
(In thousands, except per share data)
Revenues:

Software licenses	$31,097	$—	$(140)	$30,957	$36,131	$—	$864	$36,995
Service and other	33,121	—	(300)	32,821	34,323	—	479	34,802
Total revenues	64,218	—	(440)	63,778	70,454	—	1,343	71,797
Cost of revenues:
Cost of software licenses	4,035	—	—	4,035	4,157	—	—	4,157
Cost of service and other	19,215	45	—	19,260	19,402	38	(83)	19,357
Amortization of technology related intangible assets	1,778	—	—	1,778	1,782	—	—	1,782
Total cost of revenues	25,028	45	—	25,073	25,341	38	(83)	25,296
Gross profit	39,190	(45)	(440)	38,705	45,113	(38)	1,426	46,501
Operating costs:
Selling and marketing	24,299	32	(12)	24,319	26,112	28	(12)	26,128
Research and development	11,552	21	(12)	11,561	11,927	18	(12)	11,933
General and administrative	12,746	24	22	12,792	13,308	21	(26)	13,303
Restructuring charges and FTC legal costs	(97)	—	—	(97)	3,277	—	53	3,330
Loss (gain) on sales and disposals of assets	81	—	—	81	13,911	—	679	14,590
Total operating costs	48,581	77	(2)	48,656	68,535	67	682	69,284
Income (loss) from operations	(9,391)	(122)	(438)	(9,951)	(23,422)	(105)	744	(22,783)
Interest income, net	477	—	9	486	185	—	34	219
Other income (expense), net	(16)	—	3	(13)	676	—	(1,072)	(396)
Income (loss) before provision for taxes	(8,930)	(122)	(426)	(9,478)	(22,561)	(105)	(294)	(22,960)
Benefit from (provision for) income taxes	(1,133)	—	7	(1,126)	(3,556)	—	264	(3,292)
Income (loss)	(10,063)	(122)	(419)	(10,604)	(26,117)	(105)	(30)	(26,252)
Accretion of preferred stock discount and dividend	(3,630)	—	—	(3,630)	(3,703)	—	—	(3,703)
Income (loss) applicable to common stockholders	$(13,693)	$(122)	$(419)	$(14,234)	$(29,820)	$(105)	$(30)	$(29,955)
Basic income (loss) per share applicable to common shareholders	$(0.32)	$(0.00)	$(0.01)	$(0.33)	$(0.69)	$(0.00)	$(0.00)	$(0.70)
Basic weighted average shares outstanding	42,639	—	—	42,639	42,942	—	—	42,942
Diluted income (loss) per share applicable to common shareholders	$(0.32)	$(0.00)	$(0.01)	$(0.33)	$(0.69)	$(0.00)	$(0.00)	$(0.70)
Diluted weighted average shares outstanding	42,639	—	—	42,639	42,942	—	—	42,942

	Quarter ended September 30, 2005				Quarter ended December 31, 2005
	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	As Restated (1)	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	As Restated (1)
(In thousands, except per share data)
Revenues:

Software licenses	$24,317	$—	$(280)	$24,037	$41,690	$—	$180	$41,870
Service and other	35,736	—	—	35,736	34,701	—	—	34,701
Total revenues	60,053	—	(280)	59,773	76,391	—	180	76,571
Cost of revenues:
Cost of software licenses	3,782	—	93	3,875	4,244	—	—	4,244
Cost of service and other	17,244	55	—	17,299	17,859	50	—	17,909
Amortization of technology related intangible assets	1,782	—	—	1,782	1,773	—	—	1,773
Total cost of revenues	22,808	55	93	22,956	23,876	50	—	23,926
Gross profit	37,245	(55)	(373)	36,817	52,515	(50)	180	52,645
Operating costs:
Selling and marketing	18,647	40	(12)	18,675	20,624	36	(12)	20,648
Research and development	10,134	26	(12)	10,148	11,771	23	(12)	11,782
General and administrative	10,185	30	106	10,321	9,884	27	—	9,911
Restructuring charges and FTC legal costs	2,199	—	—	2,199	995	—	—	995
Loss (gain) on sales and disposals of assets	61	—	—	61	316	—	—	316
Total operating costs	41,226	96	82	41,404	43,590	86	(24)	43,652
Income (loss) from operations	(3,981)	(151)	(455)	(4,587)	8,925	(136)	204	8,993
Interest income, net	151	—	665	816	244	—	510	754
Other income (expense), net	(663)	—	459	(204)	1,055	—	—	1,055
Income (loss) before provision for taxes	(4,493)	(151)	669	(3,975)	10,224	(136)	714	10,802
Benefit from (provision for) income taxes	(640)	—	(10)	(650)	(2,080)	—	(11)	(2,091)
Income (loss)	(5,133)	(151)	659	(4,625)	8,144	(136)	703	8,711
Accretion of preferred stock discount and dividend	(3,778)	—	—	(3,778)	(3,843)	—	—	(3,843)
Income (loss) applicable to common stockholders	$(8,911)	$(151)	$659	$(8,403)	$4,301	$(136)	$703	$4,868
Basic income (loss) per share applicable to common shareholders	$(0.21)	$(0.00)	$0.02	$(0.19)	$0.10	$(0.00)	$0.01	$0.11
Basic weighted average shares outstanding	43,237	—	—	43,237	43,753	—	—	43,753
Diluted income (loss) per share applicable to common shareholders	$(0.21)	$(0.00)	$0.02	$(0.19)	$0.08	$(0.00)	$0.01	$0.09
Diluted weighted average shares outstanding	43,237	—	—	43,237	52,765	—	—	52,762

	Quarter ended March 31, 2006
	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	As Restated (1)	Quarter ended June 30, 2006
	(In thousands, except per share data)
Revenues:
Software licenses	$41,750	$—	$642	$42,392	$44,387
Service and other	35,351	—	—	35,351	34,776
Total revenues	77,101	—	642	77,743	79,163
Cost of revenues:
Cost of software licenses	4,518	—	—	4,518	4,168
Cost of service and other	18,231	259	—	18,490	18,794
Amortization of technology related intangible assets	1,776	—	—	1,776	1,739
Total cost of revenues	24,525	259	—	24,784	24,701
Gross profit	52,576	(259)	642	52,959	54,462
Operating costs:
Selling and marketing	21,325	186	(2)	21,509	23,178
Research and development	11,844	122	(2)	11,964	10,245
General and administrative	9,498	135	32	9,665	12,019
Restructuring charges and FTC legal costs	534	—	—	534	265
Loss (gain) on sales and disposals of assets	103	—	—	103	418
Total operating costs	43,304	443	28	43,775	46,125
Income (loss) from operations	9,272	(702)	614	9,184	8,337
Interest income, net	558	—	499	1,057	1,422
Other income (expense), net	304	—	—	304	(79)
Income (loss) before provision for taxes	10,134	(702)	1,113	10,545	9,680
Benefit from (provision for) income taxes	(3,083)	—	(17)	(3,100)	(2,865)
Income (loss)	7,051	(702)	1,096	7,445	6,815
Accretion of preferred stock discount and dividend	(3,888)	—	—	(3,888)	(3,874)
Income (loss) applicable to common stockholders	$3,163	$(702)	$1,096	$3,557	$2,941
Basic income (loss) per share applicable to common shareholders	$0.07	$(0.02)	$0.03	$0.08	$0.06
Basic weighted average shares outstanding	44,561	—	—	44,561	46,989
Diluted income (loss) per share applicable to common shareholders	$0.06	$(0.02)	$0.02	$0.06	$0.05
Diluted weighted average shares outstanding	55,497	—	—	55,497	58,646

(1)       See Note 17 to the Consolidated Financial Statements.

Liquidity and Capital Resources

In fiscal 2006, operating activities provided $19.9 million of cash as net income, excluding non-cash expenses for stock-based compensation and depreciation and amortization, was partially offset by cash payments related to restructuring, legal and financial accruals and an increase in installments receivable. In fiscal 2004 and 2005, operating activities provided $40.9 million and $25.9 million of cash, respectively.

In fiscal 2006, investing activities used $10.5 million of cash primarily as a result of the capitalization of computer software development costs and the ordinary purchases of property and equipment. In fiscal 2004 and 2005, investing activities used $7.6 million $11.8 million of cash, respectively.

In fiscal 2006, financing activities provided $8.5 million of cash primarily due to exercise of stock options, partially offset by payment of preferred stock dividends. In fiscal 2004 and 2005, financing activities provided $22.2 million of cash and used $53.7 million of cash, respectively.

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

On June 15, 2005, we securitized outstanding installment software license receivables totaling $71.2 million. Such securitization was structured in a manner so that the securitization qualified as a sale. We received $43.8 million of cash and retained an interest in the sold receivables valued at $16.6 million. We also retained certain limited recourse obligations relative to the receivables valued at approximately $1.0 million. Overall, the transaction (including $2.1 million in aggregate fees and expenses, including fees of the lenders’ agent and fees of our outside legal counsel and financial advisors) resulted in a loss of $14.6 million in the quarter ended June 30, 2005 and was recorded as a loss on sales and disposals of assets in the accompanying consolidated statement of operations. We expect that these installments receivable will generate approximately $17.5 million and $14.0 million of cash flows during fiscal years 2007 and 2008 that we would have received, if not for the securitization of these receivables. This transaction allowed us to accelerate the collection of cash associated with our installments receivable. From time to time, it is likely that we will engage in other securitization transactions.

In August 2003, we issued and sold 300,300 shares of Series D-1 preferred, along with WD warrants to purchase up to 6,006,006 shares of common stock, for an aggregate purchase price of $100.0 million. Concurrently, we paid $30.0 million and issued 63,064 shares of Series D-2 preferred, along with WB and WD warrants to purchase up to 1,261,280 shares of common stock, to repurchase all of the outstanding Series B preferred. The Series D preferred earns cumulative dividends at an annual rate of 8%, that are payable when and if declared by the board, in cash or, subject to certain conditions, common stock. Each share of Series D preferred currently is convertible into 100 shares of common stock, subject to anti-dilution and other adjustments. On May 16, 2006, holders of the Series D converted 30,000 Series D preferred shares into 3,000,000 shares of common stock. At the time of the conversion, we also made a cash payment of $2.4 million to settle the accrued dividends on the converted shares. As a result, the shares of Series D preferred currently are convertible into an aggregate of 33,336,400 shares of common stock. The Series D preferred is subject to redemption at the option of the holders as follows: 50% on or after August 14, 2009 and 50% on or after August 14, 2010.

We have had arrangements to sell installments receivable to three financial institutions, General Electric Capital Corporation, Bank of America and Silicon Valley Bank. We sold certain installment contracts for aggregate proceeds of approximately $97.6 million and $77.1 million during fiscal 2005 and 2006, respectively. As of June 30, 2006, there was approximately $64 million in additional availability under the arrangements. We expect to continue to have the ability to sell receivables, as the collection of the sold receivables will reduce the outstanding balance, and the availability under the arrangements can be increased. At June 30, 2006, we had a partial recourse obligation that was within the range of $0.1 million to $1.5 million.

In January 2003, we executed a loan arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (1) $15.0 million or (2) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (1) $10.0 million or (2) 80% of eligible foreign receivables. The lines of credit bear interest at the bank’s prime rate (8.25% at June 30, 2006). We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of June 30, 2006, there were $8.5 million in letters of credit outstanding under the line of credit, and there was $11.8 million available for future borrowing. As of June 30, 2006, we were in compliance with the tangible net worth and adjusted quick ratio covenants. The loan arrangement expires in January 2007. We are currently in negotiations to either: (i) extend this line of credit with our current lender and amend the terms of the facility; or (ii) obtain a facility from another lender.

As of June 30, 2006, we had cash and cash equivalents totaling $86.3 million. Our commitments as of June 30, 2006 consisted of capital lease obligations and leases for our headquarters and other facilities. Other than these, there were no other commitments for capital or other expenditures. Our obligations related to these items at June 30, 2006 are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$9,680	$7,437	$7,570	$7,406	$6,460	$14,834	$53,387
Debt obligations	247	149	—	—	—	—	396
Total commitments	$9,927	$7,586	$7,570	$7,406	$6,460	$14,834	$53,783

We believe our current cash balances, together with availability of sales of our installment contracts and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least fiscal 2007. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

Inflation

Inflation has not had a significant impact on our operating results to date and we do not expect inflation to have a significant impact during fiscal 2007.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions,” an Interpretation of FAS 109 (FIN 48), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not”, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. We expect to adopt FIN 48 as of July 1, 2007, and any change in net assets as a result of applying the Interpretation will be recognized as an adjustment to retained earnings on that date. We are in the process of evaluating our uncertain tax positions in accordance with FIN 48.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Information relating to quantitative and qualitative disclosure about market risk is set forth in notes 2(c), 2(d), 2(h), 2(j) and 12 to our consolidated financial statements included elsewhere in this Form 10-K and below under the captions “Investment Portfolio” and “Foreign Exchange Hedging.”

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

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars

		Maturing in Fiscal Year Ending June 30,
	Fair Value at June 30, 2006	2007	2008	2009	2010	2011 and Thereafter
		(In thousands, except interest rates)
Cash Equivalents	$86,272	$86,272	—	—	—	—
Weighted Average Interest Rate	2.67%	2.67%	—	—	—	—
Investments	$—	—	—	—	—	—
Weighted Average Interest Rate	—	—	—	—	—	—
Total Portfolio	$86,272	$86,272	—	—	—	—
Weighted Average Interest Rate	2.67%	2.67%	—	—	—	—

Impact of Foreign Currency Rate Changes

During fiscal 2006, the U.S. dollar weakened against currencies for countries in which we have local operations, primarily in Europe, Canada and the Asia-Pacific region, with the exception of the Japanese Yen, against which the dollar strengthened. The translation of our foreign entities’ assets and liabilities did not have a material impact on our consolidated operating results. Foreign exchange forward contracts are only obtained to hedge certain customer installments receivable amounts.

Foreign Exchange Hedging

We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer installments receivable denominated in foreign currencies. The objective of these contracts is to limit the impact of foreign currency exchange rate movement on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $27.3 million of foreign exchange forward contracts denominated in Japanese, British, Swiss, Canadian and Euro currencies which represented underlying customer installments receivable transactions at the end of fiscal 2006. The underlying customer installments receivable transactions consist of assets carried on our balance sheet and assets that were transferred to our subsidiary as part of the securitization of installments receivable, for which we have assumed the exposure associated with changes in foreign exchange rates. At each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currencies are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings. Gains and losses related to these instruments for fiscal 2006 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, operating results or cash flows resulting from the use of these instruments. There can be no assurance, however, that these strategies will be effective or that transaction losses can be limited or forecasted accurately.

The following table provides information about our forward contracts, at the end of fiscal 2006, to sell foreign currencies for U.S. dollars. All of these contracts relate to customer accounts and installments receivable. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value on the contract at the end of fiscal 2006.

Currency	Average Contract Rate	Forward Amount in U.S. Dollars	Contract Origination Date	Contract Maturity Date
			(In thousands)
Euro	1.25	$17,021	Various: July 05-June 06	Various: July 06-May 07
British Pound Sterling	1.82	3,603	Various: August 05-June 06	Various: July 06-May 07
Japanese Yen	111.18	3,501	Various: July 05-June 06	Various: July 06-May 07
Canadian Dollar	1.14	2,819	Various: July 05-June 06	Various: July 06-May 07
Swiss Franc	1.22	345	Various: July 05-June 06	Various: July 06-May 07
Total		$27,289

Item 8.                        Financial Statements and Supplementary Data

The consolidated financial statements of Aspen Technology, Inc. are filed as a part of this Form 10-K beginning on page F-1 and are incorporated herein by reference.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures.   Our management, with the participation of our chief executive officer and acting chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, and due to the material weaknesses in our internal control over financial reporting described below under “Management’s Report on Internal Control over Financial Reporting” our chief executive officer and acting chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting and Attestation of Independent Registered Public Accounting Firm.   Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), including the description of material weaknesses in our internal control over financial reporting as of June 30, 2006 and the remedial measures we are undertaking to address those material weaknesses and the independent registered public accounting firm’s related audit report are included below.

Changes in Internal Control Over Financial Reporting.   We previously reported six material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which were described in Item 9A and Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, which we filed on September 13, 2005. A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the first three quarters of the year ended June 30, 2006, we reported on Form 10-Q significant changes made to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to address our previously reported material weaknesses. During the fourth quarter, management completed testing to assess the effectiveness of its remedial measures and based on that testing has concluded in the fourth quarter that three of the previously reported material weaknesses no longer constitute material weaknesses as of June 30, 2006.  For the three remaining items which management believes still constitute material weaknesses as of June 30, 2006, we have made changes in our internal controls over financial reporting as they relate to these control areas, but there continues to be additional work required for us to conclude that these control areas are operating such that they no longer constitute material weaknesses.

A discussion of the changes reported on Form 10-Q in previous quarters and their impact on our previously reported material weaknesses is included below. The following three previously reported material weaknesses no longer constituted material weaknesses as of June 30, 2006:

1)               Inadequate staffing and ineffective training and communication within the accounting and finance organization.

•       We increased the staffing and level of expertise of our accounting and finance organization, including hiring a vice president corporate controller, a director of corporate accounting, a manager of financial reporting, a manager of revenue operations, a credit and collections manager, an accounts payable manager, a sales tax analyst, and additional general accountants in general ledger, payroll, and collections in our Cambridge, Massachusetts headquarters, as well as a manager of revenue operations for the Asia Pacific region.

•       We consolidated our North American accounting operations into a single shared service center at our Cambridge, Massachusetts headquarters.

•       We implemented procedures under which we hold periodic meetings of cross-functional teams to improve communication and provide additional training.

•       We held several training sessions on revenue recognition and internal credit policies for regional sales personnel, sales and executive management and new finance management.

During the fourth quarter of 2006, management concluded that the remedial measures described above were sufficient such that inadequate staffing and ineffective training and communication within the accounting and finance organization no longer constituted a material weakness as of June 30, 2006.

2)               Ineffective revenue recognition controls.

•       We took steps to improve our procedures relating to approving revenue arrangements sold through foreign agents, including redefining the identification, approval, recording and monitoring processes for agents and their commissions, and increasing coordination amongst our internal functional organizations.

•       We completed an inventory of software currently held by our resellers.

•       We implemented a policy requiring each customer to provide written confirmation of acceptance of ongoing maintenance.

•       We enhanced our documentation regarding our pricing policies relating to consulting services and software maintenance services.

During the fourth quarter of 2006, management concluded that the remedial measures described above were sufficient such that ineffective revenue recognition controls no longer constituted a material weakness as of June 30, 2006.

3)               Inadequate controls over bank accounts.

•       We enhanced our existing policies and procedures related to the maintenance of bank accounts to include a periodic evaluation of our existing accounts, and closed accounts and updated bank signatory authorizations as appropriate for our business.

•       We implemented policies and procedures to ensure bank accounts are included in our general ledger chart of accounts on a timely basis.

During the fourth quarter of 2006, management concluded that the remedial measures described above were sufficient such that inadequate controls over bank accounts no longer constituted a material weakness as of June 30, 2006.

The three remaining previously reported material weaknesses which management believes require further work and still constituted material weaknesses as of June 30, 2006, as well as the related significant changes to internal controls over financial reporting, are as follows:

1)               Inadequate financial statement preparation and review procedures.

•       We significantly increased the number and expertise of experienced supervisory personnel within the accounting and finance organization.

•       We implemented procedures under which we hold periodic meetings of cross-functional teams to improve communication and provide additional training.

•       We enhanced our existing monthly closing meetings to include a formal planning and financial review process, and have extended attendance at those meetings to a broader group of senior financial management and staff.

•       We implemented policies and procedures to identify and add accounts, including bank accounts, to our general ledger chart of accounts on a timely basis.

•       We enhanced our existing policies and procedures relating to general ledger account reconciliations, including establishment of a formal escalation method to notify senior financial management of accounts that have unreconciled or unadjusted variances.

•       We  implemented formal policies and procedures to ensure that our accounting and analysis of intangible assets, reserves and accruals are adequately supported and documented.

•       We have implemented procedures for the timely preparation of memoranda to support all non-routine transactions.

Although the remedial measures implemented above improved our financial statement preparation and review as of June 30, 2006, certain of our processes and systems require further work and are dependent upon the recruiting and training of a number of qualified staff that were hired late in the fiscal year. As a result, certain controls over our periodic financial close process were not in place for a sufficient duration or were not effective as of June 30, 2006. Specifically, we did not have effective controls and procedures as of June 30, 2006 with respect to the (a) review of manual journal entries recorded at the consolidated level; (b) timely disposition of required adjustments identified through the period-end account analysis and reconciliation process, and (c) accounting for complex non-routine transactions.

This material weakness over our period financial close process as of June 30, 2006 is discussed further in “Management’s Report on Internal Control Over Financial Reporting” included below.

2)               Ineffective and inadequate controls over the accounts receivable function.

•       We enhanced our policies and procedures relating to determining the creditworthiness of new and existing customers.

•       We improved our policies and procedures to ensure that accurate invoices are submitted to customers and that all invoices paid by customers are recorded accurately and timely in our records.

•       We enhanced our bad debt policies to clarify when reserves and write-offs are required and have implemented procedures designed to assess the proper valuation of our accounts receivable reserves.

•       We engaged external collections agencies and legal counsel to assist with the collection of certain outstanding accounts receivable.

Although the remedial measures implemented above improved the internal controls over our accounts receivable function as of June 30, 2006, our accounts receivable reconciliation and review procedures require further work. As a result, controls in the accounts receivable function over the process to record customer invoice payments timely and accurately were not effective as of June 30, 2006. Specifically, we did not have effective procedures and controls over our accounts receivable function to provide reasonable assurance that all customer invoice payments are being recorded timely and accurately, and reflected as liabilities in those cases where we collected cash from customers relating to invoices previously sold to financial institutions.

This material weakness over controls in our accounts receivable function to record customer invoice payments timely and accurately as of June 30, 2006 is discussed further in “Management’s Report on Internal Control Over Financial Reporting” included below.

3)               Inadequate controls over the accounting for taxes.

•       We implemented policies and procedures for the determination, review and documentation of income tax and sales tax liabilities and deferred income tax assets and liabilities as well as for preparing income tax provision calculations.

•       We increased the level of review of all quarterly and annual tax accounts and calculations.

Although the remedial measures implemented above improved our controls over the accounting for taxes, further work is required to develop effective controls over the accounting for our income tax provision, income tax liabilities and deferred income tax accounts and related disclosures. As a result, controls over the accounting for income taxes were not adequate to prevent or detect a material misstatement of our financial position or results of operations as of June 30, 2006. Specifically, we did not have effective design or operational controls over the accounting for income taxes to provide reasonable assurance that the relevant income tax accounts and related disclosures can be prepared in accordance with generally accepted accounting principles.

This material weakness over the accounting for income taxes as of June 30, 2006 is discussed further in Management’s Report on Internal Control Over Financial Reporting included below.

In addition, during the fourth quarter, management identified one new material weakness in internal control over the accrual of goods and services received as of June 30, 2006. As a result, controls over the accrual of goods and services received were not effective as of June 30, 2006 to provide reasonable assurance that all goods and services received are being recorded timely and completely.

This material weakness over the accrual of goods and services received as of June 30, 2006 is discussed further in “Management’s Report on Internal Control Over Financial Reporting” included below.

Remediation

Management has identified the following measures to address the material weaknesses described above and in Management’s Report on Internal Control Over Financial Reporting included below.

In order to improve controls over the periodic financial close process, we intend to:

•       Upgrade our existing financial applications, which will allow management to streamline the capturing of relevant data, improve the general ledger and entity account level reporting structures and enhance the information query and reporting capability for the consolidated books worldwide;

•       Implement enhanced controls to review all manual journal entries recorded at the consolidated level prior to posting;

•       Implement enhanced controls to reconcile subsidiary-level books to the consolidated books;

•       Simplify the legal entity structure;

•       Implement improved processes and procedures to ensure that all reconciling items identified in balance sheet account reconciliations are accounted for properly and timely; and

•       Implement procedures to help ensure that the proper accounting of all complex non-routine transactions is researched, detailed in memoranda and reviewed by senior management prior to recording.

•       Continue to assess the adequacy and expertise of the finance and accounting staff on a global basis.

In order to improve controls in the accounts receivable function over the process to record customer invoice payments timely and accurately, we intend to:

•       Implement improved accounts receivable reconciliation and review procedures to ensure all cash receipts are timely applied to applicable accounts receivables balances and to timely record the appropriate liability in the case where the receivable has been sold to a financial institution.

•       Assess the adequacy of the accounting applications deployed to service accounts receivable which have been sold.

In order to improve controls over the accounting for income taxes, we intend to:

•       Further enhance our policies and procedures for determining and documenting income tax  liabilities and deferred income tax assets and liabilities, as well as for preparing income tax provision calculations;

•       Further increase the level of review of all quarterly and annual tax accounts and calculations;

•       Improve the internal reporting of financial account balances to the tax department.

•       Increase the number of personnel with specialized corporate and international tax expertise in the tax department.

In order to improve controls over the accrual of goods and services received, we intend to:

•       Complete the final phase of a system implementation that will allow for accurate and timely reports of open purchase orders;

•       Implement additional reviews of open purchase orders for appropriate accounting treatment in each reporting period; and

•       Implement improved processes and procedures to allow for communication of any known liabilities to finance management so they can be recorded timely and accurately.

If the remedial measures described above are insufficient to address any of the four identified material weaknesses, our financial statements may contain material misstatements. Among other things, any unremedied material weakness could result in material post-closing adjustments in future financial statements. Furthermore, any such unremedied material weakness could have the effects described in “Item 1A. Risk Factors—We have identified four material weaknesses in our internal control over financial reporting as of June 30, 2006 that, if not remedied effectively, could result in material misstatements in our financial statements for future periods.”

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the  Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal controls over financial reporting as of June 30, 2006. As described below, we have identified four material weaknesses in internal control over financial reporting as of June 30, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Because of the material weaknesses described below, management believes that, as of June 30, 2006, our internal control over financial reporting was not effective based on those criteria.

1)               Inadequate and ineffective controls over the periodic financial close process

We did not have effective design or operational controls and procedures that provided reasonable assurance that financial statements could be prepared in accordance with generally accepted accounting principles. Specifically, we did not have adequate controls and procedures with respect to the (a) review of manual journal entries recorded at the consolidated level; (b) timely disposition of required adjustments identified through the period-end account analysis and reconciliation process, and (c) accounting for complex non-routine transactions. As a result of this identified weakness, material post closing adjustments were identified and posted to our books and records and financial statements. These adjustments, which are reflected in our financial statements as of and for the year ended June 30, 2006 (as set forth below and incorporated by reference in Item 8 of this Form 10-K), caused changes in assets, liabilities, stockholders’ equity, revenues, and expenses.

2)               Inadequate and ineffective controls in the accounts receivable function over the process to record customer invoice payments timely and accurately

We did not have effective design or operational controls and procedures over our accounts receivable function to provide reasonable assurance that all customer invoice payments are being recorded timely and accurately, and reflected as liabilities in those cases where we collected cash from customers relating to invoices previously sold to financial institutions. As a result of this identified weakness, material post-closing adjustments were posted to our books and records and financial statements. These adjustments, which are reflected in our financial statements as of and for the year ended June 30, 2006, caused changes to accounts receivable and accrued expenses.

3)               Inadequate and ineffective controls over the accounting for income taxes

We did not have adequate design or operational controls over the accounting for income taxes to provide reasonable assurance that the relevant income tax accounts and related disclosures can be prepared in accordance with generally accepted accounting principles. As a result of this identified weakness, post-closing adjustments have been posted to our books and records and our financial statements. These adjustments, which are reflected in the accompanying financial statements for the year ended June 30, 2006, caused changes to income taxes payable, deferred income tax assets and liabilities, the income tax provision, and additional paid-in capital.

4)               Inadequate and ineffective controls over accrual of goods and services received

We did not have effective operational controls in place to provide reasonable assurance that all goods and services received are being recorded timely and completely. As a result of this identified weakness, material post-closing adjustments were posted to our books and records and financial statements. These adjustments, which are reflected in the accompanying financial statements as of and for the year ended June 30, 2006, caused changes to unbilled services, property and leasehold improvements, accounts payable, service and other revenue, cost of services, and operating expenses.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on our assessment of our internal control over financial reporting. This report appears on page 66.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aspen Technology, Inc.:
Cambridge, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Aspen Technology, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.                 Inadequate and ineffective controls over the periodic financial close process.

The Company did not have effective design or operational controls and procedures that provided reasonable assurance that financial statements could be prepared in accordance with generally accepted accounting principles. Specifically, the Company did not have adequate controls and procedures with respect to the (a) review of manual journal entries recorded at the consolidated level; (b) timely disposition of required adjustments identified through the period-end account analysis and reconciliation process, and (c) accounting for complex non-routine transactions. As a result of these identified weaknesses, material post closing adjustments were identified and posted to the Company’s books and records and financial statements. These adjustments, which are reflected in the Company’s financial statements as of and for the year ended June 30, 2006, caused changes in assets, liabilities, stockholders’ equity, revenues and expenses. Such weaknesses could continue to impact the balances in all of the accounts previously mentioned.

2.                 Inadequate and ineffective controls in the accounts receivable function over the process to record customer invoice payments timely and accurately.

The Company did not have effective design or operational controls over the accounts receivable function to provide reasonable assurance that all customer invoice payments are being recorded timely and accurately, and reflected as liabilities in those cases where the Company collected cash from customers relating to invoices previously sold to financial institutions. As a result of these identified weaknesses, material post-closing adjustments were posted to the Company’s books and records and financial statements. These adjustments, which are reflected in the Company’s financial statements as of and for the year ended June 30, 2006, caused changes to accounts receivable and accrued expenses. Such weaknesses could continue to impact the balances in all of the accounts previously mentioned.

3.                 Inadequate and ineffective controls over the accounting for income taxes.

The Company did not have adequate design or operational controls over the accounting for income taxes to provide reasonable assurance that the relevant income tax accounts and related disclosures can be prepared in accordance with generally accepted accounting principles. As a result of these identified weaknesses, post-closing adjustments have been posted to the Company’s books and records and its financial statements. These adjustments, which are reflected in the accompanying financial statements for the year ended June 30, 2006, caused changes to income taxes payable, deferred income tax assets and liabilities, the income tax provision, and additional paid-in capital. Such weaknesses could continue to impact the balances in the accounts previously mentioned.

4.                 Ineffective and inadequate controls over accrual of goods and services.

The Company did not have adequate design or operational controls in place to provide reasonable assurance that all goods and services received are being recorded timely and completely. As a result of these identified weaknesses, material post-closing adjustments were posted to the Company’s books and records and financial statements. These adjustments, which are reflected in the accompanying financial statements as of and for the year ended June 30, 2006, caused changes to unbilled services, property and leasehold improvements, accounts payable, service and other revenue, cost of services, and operating expenses. Such weaknesses could continue to impact the balances in all of the accounts previously mentioned.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2006, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2006, of the Company and our report dated September 28, 2006 expressed an unqualified opinion on those financial statements and includes explanatory paragraphs relating to the restatement of the Company’s consolidated financial statements described in Note 17 and the adoption of Statement of Financial Accounting Standard No. 123(R) Share-Based Payment described in Note 8.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
September 28, 2006

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 30, 2006.

Item 11.                 Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 30, 2006.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See “Securities Authorized for Issuance Under Equity Compensation Plans” under “Item 5. Market for Registrant’s Common Equity, related Stockholder Matters and Issuer Purchases of Equity Securities,” in Part II of this Form 10-K.

The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 30, 2006, under the heading “Share Ownership of Principal Stockholders and Management.”

Item 13.                 Certain Relationships and Related Transactions

The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 30, 2006, under the heading “Related Party Transactions.”

Item 14.                 Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than October 30, 2006, under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

(a)(2)   Financial Statement Schedules

All schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

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

4.3(4)	Amendment No. 1 dated as of October 26, 2001 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4(5)	Amendment No. 2 dated as of February 6, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.
4.5(6)	Amendment No. 3 dated as of March 19, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.
4.6(7)	Amendment No. 4 dated as of May 9, 2002 to Rights Agreement dated as of March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.7(8)	Amendment No. 5 dated as of June 1, 2003 to Rights Agreement dated as of March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.10(9)	Form of Warrant of Aspen Technology, Inc. dated as of May 9, 2002.
4.11(1)	Form of WD Common Stock Purchase Warrant of Aspen Technology, Inc. dated as of August 14, 2003.

4.12(1)	Form of WB Common Stock Purchase Warrant of Aspen Technology, Inc. dated as of August 14, 2003.
10.1(10)	Lease Agreement dated as of January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding Ten Canal Park, Cambridge, Massachusetts.
10.2(11)

First Amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in-interest to Teachers Insurance and Annuity Association of America, regarding Ten Canal Park, Cambridge, Massachusetts.

10.3(11)

Second Amendment to Lease Agreement dated as of August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P. regarding Ten Canal Park, Cambridge, Massachusetts.

10.4(10)	System License Agreement between Aspen Technology, Inc. and the Massachusetts Institute of Technology, dated March 30, 1982, as amended.
10.5(10)	Vendor Program Agreement, dated March 29, 1990, between Aspen Technology, Inc. and General Electric Capital Corporation.
10.6(12)	Rider No. 1, dated December 14, 1994, to Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.
10.7(10)†	Letter Agreement, dated March 25, 1992, between Aspen Technology, Inc. and Sanwa Business Credit Corporation.
10.8(16)	Third Amendment, effective as of March 28, 2003, to the Letter Agreement by and between Aspen Technology, Inc. and Fleet Business Credit, LLC (formerly Sanwa Business Credit Corporation).
10.9(32)

Amended and Restated Direct Finance and Services Addendum to Letter Agreement, effective December 30, 2004, by and among Aspen Technology, Inc. Fleet Business Credit LLC, Fleet Business Credit (UK) Limited, and Fleet Business Credit (Deutschland) GmbH.

10.10(13)	Loan and Security Agreement, dated as of January 30, 2003, by and among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.
10.11(13)	Export-Import Bank Loan and Security Agreement, dated as of January 30, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.
10.12(25)

Export-Import Bank Borrower Agreement, dated as of April 1, 2005, by and between Aspen Technology, Inc. and AspenTech Inc. in favor of the Export-Import Bank of the United States and Silicon Valley Bank.

10.13(25)	Promissory Note (Ex-Im), dated April 1, 2005, by and between Aspen Technology, Inc. and AspenTech, Inc. in favor of Silicon Valley Bank.
10.14(13)	Form of Negative Pledge Agreement, dated as of January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.
10.15(13)	Security Agreement, dated as of January 30, 2003, by and between Silicon Valley Bank and AspenTech Securities Corporation.
10.16(13)	Unconditional Guaranty, dated as of January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank.
10.17(14)	First Loan Modification Agreement, effective as of June 27, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.

10.18(14)	Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank.
10.19(26)	First Loan Modification Agreement (Exim), dated as of September 10, 2004, by and among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank.
10.20(26)	Second Loan Modification Agreement, dated as of September 10, 2004, by and among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank.
10.21(25)	Fourth Loan Modification Agreement, dated April 1, 2005 by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.
10.22(25)	Third Loan Modification Agreement (Exim), dated as of April 1, 2005, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.
10.23(27)	Sixth Loan Modification Agreement, dated as of June 15, 2005, by and among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank
10.24(27)	Fourth Loan Modification Agreement—EXIM, dated as of June 15, 2005, by and among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank
10.25(27)	Partial Release and Acknowledgement Agreement, dated as of June 15, 2005, by and among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank
10.26(27)	Loan Agreement, dated as of June 15, 2005, among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the lenders named therein
10.27(27)	Security Agreement, dated as of June 15, 2005, between Aspen Technology Receivables II LLC and Guggenheim Corporate Funding, LLC
10.28(27)	Purchase and Sale Agreement, dated as of June 15, 2005, between Aspen Technology, Inc. and Aspen Technology Receivables I LLC
10.29(27)	Purchase and Resale Agreement, dated as of June 15, 2005, between Aspen Technology Receivables I LLC and Aspen Technology Receivables II LLC
10.30(24)	Non-Recourse Receivables Purchase Agreement, dated December 31, 2003, between Silicon Valley Bank and Aspen Technology, Inc.
10.31(26)	Second Amendment to Non-Recourse Receivables Purchase Agreement, dated as of September 30, 2004, by and between Silicon Valley Bank and Aspen Technology, Inc.
10.32(28)	Third Amendment to Non-Recourse Receivables Purchase Agreement, dated as of December 31, 2004, by and between Silicon Valley Bank and Aspen Technology, Inc.
10.33(29)	Fifth Amendment to Non-Recourse Receivables Purchase Agreement, dated as of March 31, 2005, by and between Silicon Valley Bank and Aspen Technology, Inc.
10.34(15)	Securities Purchase Agreement dated June 1, 2003 by and among Aspen Technology, Inc. and the Purchasers listed therein.
10.35(15)	Repurchase and Exchange Agreement dated as of June 1, 2003 by and among Aspen Technology, Inc. and the Holders named therein.
10.36(1)	Investor Rights Agreement dated as of August 14, 2003 by and among Aspen Technology, Inc. and the Stockholders Named therein.
10.37(1)	Management Rights Letter dated as of August 14, 2003 by and among Aspen Technology, Inc. and the entities named therein.
10.38(17)	Amended and Restated Registration Rights Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.

10.39(10)	Equity Joint Venture Contract between Aspen Technology, Inc. and China Petrochemical Technology Company.
10.40(28)+

Purchase and Sale Agreement, dated October 6, 2004, by and among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd., and Hyprotech UK Ltd. (collectively, the “AspenTech Parties”) and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee (collectively, the “Honeywell Parties”).

10.41(28)+	Amendment No. 1 to the Purchase and Sale Agreement, dated October 6, 2004 by and among the AspenTech Parties and the Honeywell Parties.
10.42(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Aspen Technology, Inc. and Honeywell International, Inc.
10.43(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between AspenTech Canada Ltd. and Honeywell Limited-Honeywell Limitee.
10.44(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Hyprotech Company and Honeywell Limited-Honeywell Limitee.
10.45(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between AspenTech Ltd. and Honeywell Control Systems Limited.
10.46(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Hyprotech UK Ltd. and Honeywell Control Systems Limited.
10.47(10)*	1988 Non-Qualified Stock Option Plan, as amended.
10.48(18)*	1995 Stock Option Plan.
10.49(27)*	Amended and Restated 1995 Directors Stock Option Plan.
10.50(18)*	1995 Employees’ Stock Purchase Plan.
10.51(19)*	1998 Employees’ Stock Purchase Plan.
10.52(20)*	Amendment No. 1 to 1998 Employees’ Stock Purchase Plan.
10.53(21)*	1996 Special Stock Option Plan.
10.54*	Restated 2001 Stock Option Plan.
10.55(30)	2005 Stock Incentive Plan
10.56(10)*	Form of Employee Confidentiality and Non-Competition Agreement.
10.57(31)	Employment Agreement, dated as of December 7, 2004, between Aspen Technology, Inc. and Mark E. Fusco.
10.68(23)*	Employment Agreement, dated April 1, 2002, by and between Aspen Technology, Inc. and C. Steven Pringle
10.69(3)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and C. Steven Pringle.
10.70(23)*	Offer Letter, dated June 16, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.71(23)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.74(14)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and C. Steve Pringle.
10.75(14)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.

10.76(14)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.77(32)*	Amendment No. 1 to Employment and Change of Control Agreement, dated as of October 28, 2005, between Aspen Technology, Inc. and Mark E. Fusco.
10.78(32)*	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan FY06
10.79(32)*	Aspen Technology, Inc. Operations Executives Plan FY06
10.80(33)*	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan FY07
10.81(33)*	Aspen Technology, Inc. Operations Executives Plan FY07
10.82(22)	Securities Purchase Agreement dated as of May 9, 2002 between Aspen Technology, Inc. and the Purchasers listed therein, and related Amendment dated June 5, 2002.
10.83(17)	Amended and Restated Securities Purchase Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
10.84	Tenth Loan Modification Agreement, dated as of September 14, 2006, between Silicon Valley Bank and Aspen Technology, Inc.
10.85	Sixth Loan Modification Agreement (EXIM) , dated as of September 14, 2006, between Silicon Valley Bank and Aspen Technology, Inc.
14.1(32)	Code of Conduct and Business Ethics
21.1	Subsidiaries of Aspen Technology, Inc.
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included in signature page to Form 10-K).
31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(10) Previously filed as an exhibit to the Registration Statement on Form S-1 of Aspen Technology, Inc. (Registration No. 33-83916) (filed on September 13, 1994), and incorporated herein by reference.

(11) Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2000, and incorporated herein by reference.

(12) Previously filed as an exhibit to the Registration Statement on Form S-1 of Aspen Technology, Inc. (Registration No. 33-88734) (filed on January 29, 1995), and incorporated herein by reference.

(13) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.

(14) Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2003, and incorporated herein by reference.

(15) Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. filed on June 2, 2003, and incorporated herein by reference.

(16) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended March 31, 2002, and incorporated herein by reference.

(17) Previously filed as an exhibit to the Current Report on Form 8-K filed by Aspen Technology, Inc. on March 19, 2002, and incorporated herein by reference.

(18) Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration No. 333-11651) (filed on September 9, 1996), and incorporated herein by reference.

(19) Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration No. 333-44575) (filed on January 20, 1998), and incorporated herein by reference.

(20) Previously filed as an exhibit to the Definitive Proxy Statement on Schedule 14A of Aspen Technology, Inc. filed November 13, 2000, and incorporated herein by reference.

(21) Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 1997, and incorporated herein by reference.

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

(25) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended March 31, 2005, and incorporated herein by reference.

(26) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended September 30, 2004, and incorporated herein by reference.

(27) Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated June 15, 2005 (filed on June 20, 2005), and incorporated herein by reference.

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

(32) Previously filed as an exhibit to the Annual report on Form 10-K of Aspen Technology, Inc. for the year ended June 30, 2005, and incorporated herein by reference.

(33) Previously files as an exhibit to the Current Report on Form 8-K of aspen Technology, Inc. dated June 29, 2006 (filed on July 6, 2006), and incorporated by reference.

†                 Confidential treatment requested as to certain portions

*                 Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: September 28, 2006	By:	/s/ MARK E. FUSCO
Mark E. Fusco
President and Chief Executive Officer (Principal Executive Officer) (Acting Principal Financial and Accounting Officer)

We, the undersigned officers and directors of Aspen Technology, Inc., hereby severally constitute and appoint Mark Fusco and Frederic G. Hammond, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Aspen Technology, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to this Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 28, 2006.

Signature	Title
/s/ MARK E. FUSCO
Mark E. Fusco	President and Chief Executive Officer and Director
/s/ STEPHEN M. JENNINGS
Stephen M. Jennings	Chairman of the Board of Directors
/s/ DONALD P. CASEY
Donald P. Casey	Director
/s/ GARY E. HAROIAN
Gary E. Haroian	Director
/s/ JOAN C. MCARDLE
Joan C. McArdle	Director
/s/ DAVID M. MCKENNA
David M. McKenna	Director
/s/ MICHAEL PEHL
Michael Pehl	Director

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aspen Technology, Inc.:
Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. and subsidiaries (the “Company”) as of June 30, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2005 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17, the accompanying consolidated financial statements for the years ended June 30, 2004 and 2005 have been restated.

As discussed in Note 8 to the consolidated financial statements, effective July 1, 2005 the Company adopted Statement of Financial Accounting Standard No. 123(R) Share-Based Payment, based on the modified prospective application transition method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
September 28, 2006

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2005 (As restated, see Note 17)	2006
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$68,149	$86,272
Accounts receivable, net of allowance for doubtful accounts of $4,653 in 2005 and $5,110 in 2006	52,102	55,654
Unbilled services	9,826	8,518
Current portion of long-term installments receivable, net of unamortized discount of $345 in 2005 and $650 in 2006	5,355	12,123
Deferred tax asset	692	—
Prepaid expenses and other current assets	11,299	8,813
Total current assets	147,423	171,380
Long-term installments receivable, net of unamortized discount of $2,846 in 2005 and $7,786 in 2006	18,445	35,681
Retained interest in sold receivables	16,667	19,010
Property and leasehold improvements, at cost:
Computer equipment	11,888	11,015
Purchased software	25,683	20,495
Furniture and fixtures	6,907	6,638
Leasehold improvements	5,503	5,747
	49,981	43,895
Less—Accumulated depreciation and amortization	39,025	35,544
	10,956	8,351
Computer software development costs, net of accumulated amortization of $37,734 in 2005 and $46,891 in 2006	17,411	15,456
Purchased intellectual property, net of accumulated amortization of $1,531 in 2005 and $2,096 in 2006	730	165
Other intangible assets, net of accumulated amortization of $35,339 in 2005 and $42,830 in 2006	12,123	5,131
Goodwill	14,729	14,917
Deferred tax asset	1,354	1,595
Other assets	2,656	2,552
	$242,494	$274,238
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term obligations	$1,042	$247
Accounts payable	5,086	4,613
Accrued expenses	80,593	77,033
Deferred revenue	57,846	64,238
Total current liabilities	144,567	146,131
Long-term obligations, less current portion	338	149
Deferred revenue, less current portion	2,093	2,609
Deferred tax liability	2,760	1,309
Other liabilities	23,143	20,446
Commitments and contingencies (Notes 11, 12, 13 and 14)	—	—
Series D redeemable convertible preferred stock, $0.10 par value—
Authorized—367,000 shares in 2005 and 2006
Issued and outstanding—363,364 shares in 2005 and 333,364 shares in 2006 (Liquidation preference of $139,470 as of June 30, 2006)	121,210	125,475
Stockholders’ equity (deficit):
Common stock, $0.10 par value— Authorized—120,000,000 shares Issued—43,299,816 shares in 2005 and 49,090,499 shares in 2006 Outstanding—43,066,352 shares in 2005 and 48,857,035 shares in 2006	4,330	4,909
Additional paid-in capital	402,799	429,456
Accumulated deficit	(458,366)	(455,403)
Deferred compensation	(414)	—
Accumulated other comprehensive income (loss)	547	(330)
Treasury stock, at cost—233,464 shares of common stock in 2005 and 2006	(513)	(513)
Total stockholders’ equity (deficit)	(51,617)	(21,881)
	$242,494	$274,238

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2004	2005	2006
	(As restated, see Note 17)	(As restated, see Note 17)
	(In thousands, except per share data)
Revenues:
Software licenses	$158,150	$129,621	$152,686
Service and other	174,296	140,373	140,564
Total revenues	332,446	269,994	293,250
Cost of revenues:
Cost of software licenses	15,577	16,864	16,805
Cost of service and other	101,823	82,744	72,492
Amortization of technology related intangible assets	7,270	7,112	7,070
Impairment of technology related intangible and computer software development assets	3,250	—	—
Total cost of revenues	127,920	106,720	96,367
Gross profit	204,526	163,274	196,883
Operating costs:
Selling and marketing	101,806	96,275	84,010
Research and development	60,111	47,276	44,139
General and administrative	34,347	49,277	41,916
Long-lived asset impairment charges	967	—	—
Restructuring charges and FTC legal costs	20,085	24,960	3,993
Loss (gain) on sales and disposals of assets	(879)	14,314	898
Total operating costs	216,437	232,102	174,956
Income (loss) from operations	(11,911)	(68,828)	21,927
Interest income	7,296	6,204	5,034
Interest expense	(4,940)	(4,170)	(985)
Foreign currency exchange gain (loss).	1,009	(481)	1,076
Income (loss) before provision for income taxes and equity in earnings from joint ventures	(8,546)	(67,275)	27,052
Provision for income taxes	(20,158)	(3,499)	(8,706)
Equity in losses from joint ventures	(351)	—	—
Net income (loss)	(29,055)	(70,774)	18,346
Accretion of preferred stock discount and dividend	(6,358)	(14,450)	(15,383)
Income (loss) attributable to common shareholders	$(35,413)	$(85,224)	$2,963
Basic income (loss) per share attributable to common shareholders	$(0.87)	$(2.01)	$0.07
Diluted income (loss) per share attributable to common shareholders	$(0.87)	$(2.01)	$0.06
Basic weighted average shares outstanding	40,575	42,381	44,627
Diluted weighted average shares outstanding	40,575	42,381	53,771

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)

	Common Stock						Treasury Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Number of Shares	Cost	Stockholders’ Equity (Deficit)	Total Comprehensive Income (Loss)
	(In thousands, except share data)
Balance, June 30, 2003 (As previously reported)	39,279,268	$3,929	$315,726	$(286,742)	$—	$(1,445)	233,464	$(513)	$30,955
Adjustments to beginning stockholders’ equity in connection with restatement (see Note 17)	—	—	56,214	(50,987)	(6,163)	—	—	—	(936)
Balance, June 30, 2003 (As Restated, See Note 17)	39,279,268	3,929	371,940	(337,729)	(6,163)	(1,445)	233,464	(513)	30,019
Issuance of common stock under employee stock purchase plans	976,960	98	2,924	—	—	—	—	—	3,022
Exercise of stock options	1,321,997	132	3,989	—	—	—	—	—	4,121
Unearned stock-based compensation (As Restated, See Note 17)	—	—	1,197	—	(1,197)	—	—	—	—
Stock-based compensation expense (As restated, see Note 17)	—	—	110	—	6,593	—	—	—	6,703
Exercise of warrant to purchase common stock	17,922	2	(2)	—	—	—	—	—	—
Issuance of common stock in settlement of Series B redeemable convertible preferred stock dividend	120,740	12	(12)	—	—	—	—	—	—
Accrual of Series B redeemable convertible preferred stock dividend	—	—	296	(296)	—	—	—	—	—
Accretion of discount on Series B redeemable convertible preferred stock.	—	—	—	(643)	—	—	—	—	(643)
Payment of dividend on Series B redeemable convertible preferred stock	—	—	(296)	—	—	—	—	—	(296)
Gain on retirement of Series B redeemable preferred stock	—	—	—	6,452	—	—	—	—	6,452
Record value of warrants issued in conjunction with the issuance of Series D redeemable convertible preferred stock	—	—	16,179	—	—	—	—	—	16,179
Accrual of Series D redeemable convertible preferred stock dividend.	—	—	—	(8,690)	—	—	—	—	(8,690)
Accretion of discount on Series D redeemableconvertible preferred stock.	—	—	—	(3,181)	—	—	—	—	(3,181)
Translation adjustment, not tax effected	—	—	—	—	—	2,250	—	—	2,250	$2,250
Net loss (As Restated, See Note 17)	—	—	—	(29,055)	—	—	—	—	(29,055)	(29,055)
Comprehensive loss for the year ended June 30, 2004 (As Restated, See Note 17										$(26,805)
Balance, June 30, 2004 (As Restated, See Note 17)	41,716,887	4,173	396,325	(373,142)	(767)	805	233,464	(513)	26,881
Issuance of common stock under employee stock purchase plans	315,751	31	1,822	—	—	—	—	—	1,853
Exercise of stock options	1,267,178	126	3,481	—	—	—	—	—	3,607
Stock-based compensation (As restated, see Note 17)	—	—	1,171	—	353	—	—	—	1,524
Accrual of Series D redeemable convertible preferred stock dividend.	—	—	—	(10,692)	—	—	—	—	(10,692)
Accretion of discount on Series D redeemable convertible preferred stock	—	—	—	(3,758)	—	—	—	—	(3,758)
Translation adjustment, not tax effected	—	—	—	—	—	(258)	—	—	(258)	$(258)
Net loss (As Restated, See Note 17)	—	—	—	(70,774)	—	—	—	—	(70,774)	(70,774)
Comprehensive loss for the year ended June 30, 2005 (As Restated, See Note 17).										$(71,032)
Balance, June 30, 2005 (As Restated, See Note 17)	43,299,816	4,330	402,799	(458,366)	(414)	547	233,464	(513)	(51,617)
Issuance of common stock under employee stock purchase plans	188,119	19	820	—	—	—	—	—	839
Exercise of stock options.	2,602,564	260	10,729	—	—	—	—	—	10,989
Conversion of Series D redeemable convertible preferred stock.	3,000,000	300	8,380	—	—	—	—	—	8,680
Accrual of Series D redeemable convertible preferred stock dividend	—	—	—	(11,518)	—	—	—	—	(11,518)
Accretion of discount on Series D redeemable convertible preferred stock	—	—	—	(3,865)	—	—	—	—	(3,865)
Elimination of deferred compensation upon the adoption of SFAS 123(R)	—	—	(414)	—	414	—	—	—	—
Stock-based compensation.	—	—	7,023	—	—	—	—	—	7,023
Tax benefit from stock options	—	—	119	—	—	—	—	—	119
Translation adjustment, not tax effected	—	—	—	—	—	(877)	—	—	(877)	$(877)
Net income	—	—	—	18,346	—	—	—	—	18,346	18,346
Comprehensive income for the year ended June 30, 2006										$17,469
Balance, June 30, 2006	49,090,499	$4,909	$429,456	$(455,403)	$—	$(330)	233,464	$(513)	$(21,881)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2004	2005	2006
	(As Restated, See Note 17)	(As Restated, See Note 17)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(29,055)	$(70,774)	$18,346
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,863	24,891	22,381
Loss on securitization of installments receivable	—	14,585	—
Stock-based compensation	6,703	1,524	6,875
Accretion of discount on retained interest in sold receivables.	—	(40)	(2,343)
Asset impairment charges and write-offs under restructuring charges	6,018	1,190	—
(Gain) loss on the disposal of property	(170)	(271)	898
Gain on repurchase of convertible debt	(299)	—	—
Deferred income taxes	4,204	(1,276)	(999)
Changes in assets and liabilities:
Accounts receivable	27,057	(1,230)	(4,540)
Unbilled services	604	5,704	1,168
Prepaid expenses and other current assets	3,476	(1,374)	2,387
Long-term installments receivable, including proceeds from securitization	15,233	39,735	(23,729)
Accounts payable and accrued expenses	5,458	(2,080)	(4,688)
Deferred revenue	(20,718)	3,697	6,858
Other liabilities	(4,482)	11,651	(2,697)
Net cash provided by operating activities	40,892	25,932	19,917
Cash flows from investing activities:
Purchase of property and leasehold improvements	(2,711)	(5,160)	(3,457)
Proceeds from sale of property	1,096	1,954	—
Capitalized computer software development costs	(8,247)	(8,545)	(7,111)
(Increase) decrease in other assets	2,432	(59)	104
Cash used in the purchase of businesses, net of cash acquired	(200)	—	—
Net cash used in investing activities	(7,630)	(11,810)	(10,464)
Cash flows from financing activities:
Issuance of Series D redeemable convertible preferred stock and common stock warrants, net of issuance costs	89,341	—	—
Retirement of Series B redeemable convertible preferred stock	(30,000)	—	—
Payment of convertible preferred stock dividends	(296)	—	(2,439)
Payment of amounts owed to Accenture	(10,068)	—	—
Issuance of common stock under employee stock purchase plans	3,022	1,853	839
Exercise of stock options and warrants	4,121	3,607	10,989
Tax benefit from stock options.	—	—	119
Payments of long-term debt and capital lease obligations	(4,733)	(2,436)	(984)
Repayment of convertible debt	(29,196)	(56,745)	—
Net cash provided by (used in) financing activities	22,191	(53,721)	8,524
Effect of exchange rate changes on cash and cash equivalents	613	115	146
Increase (decrease) in cash and cash equivalents	56,066	(39,484)	18,123
Cash and cash equivalents, beginning of year	51,567	107,633	68,149
Cash and cash equivalents, end of year	$107,633	$68,149	$86,272
Supplemental disclosure of cash flow information:
Income taxes paid	$6,569	$2,700	$7,821
Interest paid	$5,967	$4,116	$1,240
Supplemental disclosure of non-cash financing activities:
Accretion of discount on Series D redeemable convertible preferred stock	$3,181	$3,758	$3,865
Accrual of dividend on Series D redeemable convertible preferred stock	$8,690	$10,692	$11,518
Issuance of common stock in settlement of Series B convertible preferred stock dividend	$598	$—	$—
Issuance of common stock in conversion of Series D redeemable convertible preferred stock	$—	$—	$8,680
Non-cash purchases of property	$96	$72	$107
Supplemental disclosure of cash flows related to acquisition:
Fair value of assets acquired, excluding cash	$525	$—	$—
Payment in connection with the acquisition, net of cash acquired	(200)	—	—
Liabilities assumed	$325	$—	$—

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

(c) Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Cash and cash equivalents as of June 30, 2005 and 2006 were as follows (in thousands):

	June 30, 2005		June 30, 2006
Description	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Cash and cash equivalents	$57,127	$57,127	$37,220	$37,220
Money market funds	11,022	11,022	49,052	49,052
Total cash and cash equivalents	$68,149	$68,149	$86,272	$86,272

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

Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures have historically resulted from portions of the Company’s installments receivable that are denominated in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen, Canadian Dollar and the British

Pound Sterling. In addition, the Company incurred an exposure as part of the June 2005 securitization of installments receivable, in that the Company is obligated, in the form of a guarantee, to cover the exposure in the installments receivable that were transferred to its subsidiary, resulting from changes in foreign currency exchange rates.

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

The Company’s guarantee to cover the exposure in the securitized installments receivable represents an embedded derivative. The Company calculates the value of this guarantee at each balance sheet date, and if the value of the guarantee represents an obligation, the fair value is recorded as a liability. As of June 30, 2005 and 2006, the value of this embedded derivative represented an asset to the Company, and as such, no entry was recorded.

At June 30, 2006, the Company had effectively hedged $27.3 million of installments receivable and accounts receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than to hedge foreign currency risk. The gross value of the held and securitized long-term installments receivable that were denominated in foreign currency was $28.5 million at June 30, 2005 and $40.3 million at June 30, 2006. The installments receivable as of June 30, 2006 mature at various times through December 2011. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. During fiscal 2004, 2005 and 2006 the net gain recognized in the consolidated statements of operations was not material.

The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of June 30, 2006. The information is provided in U.S. dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates:

Currency	Notional Amount	Estimated Fair Value*	Average Contract Rate
	(In thousands)
Euro	$17,021	$17,746	1.25
British Pound Sterling	3,603	3,704	1.82
Japanese Yen	3,501	3,360	111.18
Canadian Dollar	2,819	2,890	1.14
Swiss Franc	345	327	1.22
Total	$27,289	$28,027

*                    The estimated fair value is derived from the estimated amount at which the contracts could be settled based on the spot rates as of June 30, 2006. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company’s banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

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

Depreciation expense was $13.0 million, $9.7 million and $5.7 million for the years ended June 30, 2004, 2005 and 2006, respectively.

(f) Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended and interpreted. License revenue, including license renewals, consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence (VSOE) of fair value exists for all undelivered elements. The Company determines VSOE based upon the price charged when the same element is sold separately. Maintenance and support VSOE represents a consistent percentage of the license fees charged to customers. Consulting services VSOE represents standard rates that the Company charges its customers when the Company sells its consulting services separately. For an element not yet being sold separately, VSOE represents the price established by management having the relevant authority when it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. Revenue under license arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient VSOE for professional services, training and maintenance and support services. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. Consulting services do not generally involve customizing or modifying the licensed software, but rather involve helping customers deploy the software to their specific business processes. As the services provided are not essential to the functionality of the software and are described in the agreement such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services, the Company accounts separately for the services element of the arrangement. Occasionally, the Company provides professional services considered essential to the functionality of the software and recognizes revenue for such professional services and any related software licenses in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts” using either the percentage-of-completion method using zero estimate of profit methodology until such service project is complete or the completed-contract method. The Company uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

The Company has a practice of licensing its products through resellers in certain regions. For software licensed through these distribution channels, revenue is recognized at the time of delivery to the end customer, when persuasive evidence of an arrangements exists, the fee is fixed or determinable and collection is reasonably assured.

Maintenance and support services are recognized ratably over the life of the maintenance and support contract period. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. These services are typically sold for a one-year term and are sold either as part of a multiple element arrangement with software licenses or are sold independently at time of renewal. The Company generally does not provide specified upgrades to its customers in connection with the licensing of its software products.

Service revenues from fixed-price contracts where the services are not essential to the functionality of the software are recognized using the proportional performance method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount thereof is provided currently. Service revenues from time and expense contracts and consulting and training revenue are recognized as the related services are performed. Services that have been performed but for which billings have not been made are recorded as unbilled services, and billings that have been recorded before the services have been performed are recorded as unearned revenue in the accompanying consolidated balance sheets. In accordance with the Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” reimbursement received for out-of-pocket expenses is recorded as revenue and not as a reduction of expenses.

(g) Computer Software Development Costs

Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed,” the Company defines the establishment of technological feasibility as the completion of a detail program design. Amortization of capitalized computer software development costs is provided on a product-by-product basis using the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. Total amortization expense charged to operations was approximately $6.5 million, $8.0 million and $9.2 in fiscal 2004, 2005 and 2006, respectively. During the year ended June 30, 2004, the Company recorded impairment charges of $3.3 million associated with the capitalized computer software development costs of certain products (see Note 2(m)).

(h) Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation.”  The determination of functional currency is based on the subsidiaries’ relative financial and operational independence from the Company. Foreign currency exchange gains or losses for certain wholly owned subsidiaries are credited or charged to the accompanying consolidated statements of operations since the functional currency of the subsidiaries is the U.S. dollar. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to the accumulated other comprehensive income (loss) account, included in stockholders’ equity (deficit) in the accompanying consolidated balance sheets. In all instances, foreign currency transaction gains or losses are credited or charged to the accompanying consolidated statements of operations as incurred.

(i) Net Income (Loss) per Share

Basic earnings per share was determined by dividing income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing income (loss) attributable to common shareholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options and warrants, based on the treasury stock method, convertible debentures and preferred stock, based on the if-converted method, and other commitments to be settled in common stock. The calculations of basic and diluted net income (loss) per share attributable to common shareholders and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Years Ended June 30,
	2004	2005	2006
Income (loss) attributable to common shareholders	$(35,413)	$(85,224)	$2,963
Basic weighted average common shares outstanding	40,575	42,381	44,627
Weighted average potential common shares	—	—	9,144
Diluted weighted average shares outstanding	40,575	42,381	53,771
Basic income (loss) per share attributable to common shareholders	$(0.87)	$(2.01)	$0.07
Diluted income (loss) per share attributable to common shareholders	$(0.87)	$(2.01)	$0.06

The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Years Ended June 30,
	2004	2005	2006
Convertible preferred stock	36,336	36,336	33,336
Options and warrants	21,457	20,129	2,712
Convertible debt	1,071	—	—
Preferred stock dividend, to be settled in common stock	1,197	3,727	—
Total	60,061	60,192	36,048

(j) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, accounts receivable and installments receivable. The Company places its cash and cash equivalents and investments in highly rated institutions. Concentration of credit risk with respect to receivables is limited to certain customers (end users and distributors) to which the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and routinely sells its installments receivable to financial institutions with limited recourse and without recourse. As a result, the Company believes that the accounts and installments receivable credit risk exposure is limited. As of June 30, 2005 and 2006, the Company had no customers that represented 10% of total accounts and installments receivable.

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

The following table summarizes allowance for doubtful accounts activity for the years ended June 30, 2004, 2005 and 2006:

	2004	2005	2006
	(In thousands)
Balance, beginning of year	$2,503	$3,697	$4,653
Provision for bad debts	2,404	2,223	2,180
Write-offs	(1,210)	(1,267)	(1,723)
Balance, end of year	$3,697	$4,653	$5,110

(l) Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, installments receivable, accounts payable, long-term obligations and foreign exchange contracts. The estimated fair value of these financial instruments approximates their carrying value.

(m) Intangible Assets, Goodwill and Impairment of Long-Lived Assets

Intangible assets subject to amortization consist of the following at June 30, 2005 and 2006 (in thousands):

		June 30, 2005		June 30, 2006
Asset Class	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	3-5 years	$44,467	$32,428	$44,966	$39,856
Uncompleted contracts	4 years	2,005	1,988	2,005	2,005
Trade name	10 years	758	720	758	758
Other	3-12 years	232	203	232	211
		$47,462	$35,339	$47,961	$42,830

Aggregate amortization expense for intangible assets subject to amortization was $7.6 million, $7.3 million and $7.1 million for the years ended June 30, 2004, 2005 and 2006, respectively, and is expected to be $5.1 million during the year ending June 30, 2007.

The changes in the carrying amount of the goodwill by reporting unit for the years ended June 30, 2005 and 2006 were as follows (in thousands):

	Reporting Unit
Asset Class	License	Consulting Services	Maintenance and Training	Total
Carrying amount as of June 30, 2004	$2,364	$513	$11,859	$14,736
Effect of exchange rates used for translation	(1)	—	(6)	(7)
Carrying amount as of June 30, 2005	2,363	513	11,853	14,729
Effect of exchange rates used for translation	(5)	—	193	188
Carrying amount as of June 30, 2006	$2,358	$513	$12,046	$14,917

The Company tests goodwill for impairment annually at the reporting unit level using a fair value approach in accordance with the provisions of SFAS 142, “Goodwill and other Intangible Assets.” The Company conducted its annual impairment test at December 31, 2004 and 2005 and determined that goodwill was not impaired in fiscal years 2005 and 2006. The Company’s next annual impairment test will occur on December 31, 2006. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

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

(n) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is disclosed in the accompanying consolidated statements of stockholders’ equity (deficit) and comprehensive income (loss). The components of accumulated other comprehensive income (loss) as of June 30, 2005 and 2006 are made up of cumulative translation adjustments.

(o) Accounting for Stock-Based Compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) effective July 1, 2005. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. SFAS 123(R) requires significant judgment and the use of estimates, particularly for assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value stock-based compensation in net income. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. See Note 8, “Stock-Based Compensation”, in the notes to consolidated financial statements for more discussion.

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

(r) Advertising costs

The Company charges advertising costs to expense as the costs are incurred. The Company recorded advertising expenses of $4.0 million, $7.3 million and $2.0 million during the years ended June 30, 2004, 2005 and 2006, respectively. As of June 30, 2005 and 2006, the Company had no prepaid advertising on the accompanying consolidated balance sheets.

(s) Accounting for Restructuring Accruals

The Company follows SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In accounting for these obligations, we are required to make assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. We base our estimates and assumptions on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the balance sheet.

(t) Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions”, an Interpretation of FAS 109 (FIN 48), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not”, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, given the “more likely than not” threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. The Company expects to adopt FIN 48 as of July 1, 2007, and any change in net assets as a result of applying the Interpretation will be recognized as an adjustment to retained earnings on that date. The Company is in the process of evaluating its uncertain tax positions in accordance with FIN 48. The impact cannot currently be estimated.

(u) Reclassifications

Certain prior year financial statement line items have been combined so as to conform with the current year presentation; specifically, unearned revenue and deferred revenue were previously reported separately and have been combined as deferred revenue in the current year presentation.

(3) Restructuring Charges and FTC Legal Costs

Restructuring charges and FTC legal costs consist of the following (in thousands):

	Years ended June 30,
	2004	2005	2006
Restructuring charges	$15,193	$25,118	$3,993
FTC legal costs	4,892	(158)	—
	$20,085	$24,960	$3,993

During fiscal 2006, the Company recorded $4.0 million in restructuring charges. Of this amount, $1.8 million related to headcount reductions, relocation costs and facility consolidation costs associated with the May 2005 plan that did not qualify for accrual at June 30, 2005, $1.7 million from adjustments to prior restructuring accruals and $0.5 million from the accretion of discounted restructuring accruals.

(a) Restructuring charges originally arising in Q4 FY05.

In May 2005, the Company initiated a plan to consolidate several corporate functions and to reduce its operating expenses. The plan to reduce operating expenses primarily resulted in headcount reductions, and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million, recorded in the fourth quarter of fiscal 2005. During the year ended June 30, 2006, the Company recorded an additional $1.8 million related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005.

As of June 30, 2006, there was $0.6 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the year ended June 30, 2006, the following activity was recorded (in thousands):

Fiscal 2005 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Contract Termination Costs	Total
Restructuring charge	$84	$3,465	$300	$3,849
Fiscal 2005 payments	—	(1,005)	(300)	(1,305)
Accrued expenses, June 30, 2005	84	2,460	—	2,544
Restructuring charge	614	1,157	—	1,771
Restructuring charge—Accretion	1	21	—	22
Fiscal 2006 payments	(600)	(3,125)	—	(3,725)
Accrued expenses, June 30, 2006	$99	$513	$—	$612
Expected final payment date	May 2007	December 2006

Closure/consolidation of facilities:  Approximately $0.1 million and $0.6 million of the restructuring charges recorded in fiscal 2005 and 2006, respectively, related to the termination of a facility lease. The facility lease had a remaining term of two years. The amount accrued is an estimate of the remaining obligation under the lease, reduced by expected income from the sublease of the underlying properties.

Employee severance, benefits and related costs:  Approximately $3.5 million and $1.2 million of the restructuring charges recorded in fiscal 2005 and 2006, respectively, related to the reduction in headcount. Approximately 130 employees, or 10% of the workforce, were eliminated under the restructuring plan. The employees were primarily located in North America and Europe. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

Contract termination costs:  Approximately $0.3 million of the restructuring charge related to charges associated with the termination of a contract for a future user conference. The contract was terminated in June 2005.

(b) Restructuring charges originally arising in Q4 FY04

During fiscal 2004, the Company recorded $15.2 million in net restructuring charges. Of this amount, $23.5 million is associated with a June 2004 restructuring plan, which is offset by $8.3 million in adjustments to prior restructuring accruals and deferred rent balances.

In June 2004, the Company initiated a plan to reduce its operating expenses in order to better align its operating cost structure with the current economic environment and to improve operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During the year ended June 30, 2005, the Company recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. In addition, the Company recorded $0.4 million in restructuring charges related to the accretion of the discounted restructuring accrual and a $0.8 million decrease to the accrual related to changes in estimates of severance benefits and sublease terms. During the year ended June 30, 2006 the Company recorded a $0.7 million increase to the accrual primarily due to a change in the estimate of future operating costs and sublease assumptions associated with the facilities.

As of June 30, 2006, there was $7.0 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the year ended June 30, 2006, the following activity was recorded (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Asset Impairments	Total
Restructuring charge	$20,484	$1,191	$1,776	$23,451
Fiscal 2004 payments	(8,435)	(280)	—	(8,715)
Impairment of assets	—	—	(1,776)	(1,776)
Accrued expenses, June 30, 2004	12,049	911	—	12,960
Restructuring charge	9,132	4,349	968	14,449
Impairment of assets	—	—	(968)	(968)
Fiscal 2005 payments	(12,915)	(4,534)	—	(17,449)
Restructuring charge—Accretion	446	3	—	449
Change in estimate—Revised assumptions	(287)	(497)	—	(784)
Accrued expenses, June 30, 2005	8,425	232	—	8,657
Change in estimate—Revised assumptions	643	27	—	670
Restructuring charge—Accretion	432	—	—	432
Fiscal 2006 payments	(2,645)	(67)	—	(2,712)
Accrued expenses, June 30, 2006	$6,855	$192	$—	$7,047
Expected final payment date	September 2012	December 2006

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

(c) Restructuring charges originally arising in Q2 FY03

In October 2002, management initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.7 million. During fiscal 2004, the Company recorded a $4.9 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance benefit obligations. During fiscal 2005 and fiscal 2006, the Company recorded $7.0 million and $1.0 million increases, respectively to the accrual primarily due to a change in the estimate of the facility vacancy term, extending to the term of the lease.

As of June 30, 2006, there was $10.0 million remaining in accrued expenses relating to the remaining lease payments. The components of the restructuring plan are as follows (in thousands):

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Restructuring charge	$17,347	$10,028	$1,278	$28,653
Additional impairment of assets	—	—	302	302
Fiscal 2003 payments	(3,548)	(7,297)	—	(10,845)
Accrued expenses, June 30, 2003	13,799	2,731	1,580	18,110
Fiscal 2004 payments	(2,567)	(2,170)	(770)	(5,507)
Change in estimate—Revised assumptions	(4,507)	(269)	(134)	(4,910)
Accrued expenses, June 30, 2004	6,725	292	676	7,693
Fiscal 2005 payments	(2,266)	(63)	(403)	(2,732)
Change in estimate—Revised assumptions.	7,239	(69)	(195)	6,975
Accrued expenses, June 30, 2005	11,698	160	78	11,936
Change in estimate—Revised assumptions.	1,116	(95)	—	1,021
Fiscal 2006 payments	(2,848)	(65)	(78)	(2,991)
Accrued expenses, June 30, 2006	$9,966	$—	$—	$9,966
Expected final payment date	September 2012

Closure/consolidation of facilities:   Approximately $17.4 million of the restructuring charge related to the termination of facility leases and other lease related costs. Of this amount, approximately $8.7 million was recorded in the three months ended December 31, 2002 and approximately $8.7 million was recorded as a result of the June 2003 increase to the accrual. The facility leases had remaining terms ranging from several months to eight years. The amount accrued is an estimate of the remaining obligation under the lease or actual costs to buy-out leases, reduced by expected income from the sublease of the underlying properties. The June 2003 increase to the accrual is primarily due to revised estimates related to sublease assumptions, as actual sublease rates have been significantly less than originally estimated and the Company has experienced delays contracting with sublessors. The revisions to the accrual that occurred in fiscal 2004 relate to revisions made to sublease assumptions and to the buyout of a remaining lease obligation and the revisions to the accrual that occurred in fiscal 2005 relate to revised estimates with respect to the facility vacancy term.

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

Impairment of assets and disposition costs:   Approximately $1.3 million of the restructuring charge related to charges associated disposing of certain products and assets. This consisted of costs related to preparing certain development groups for divestment or closure, offset by a gain related to the cancellation of a note payable to a European government. The note payable was related to the research and development group that was divested as part of the restructuring plan. The revisions to the accrual that occurred in fiscal 2004 relate to changes in estimates of ongoing costs of disposal activities.

(d) Restructuring charges originally arising in Q4 FY02

In the fourth quarter of fiscal 2002, management initiated a plan to reduce operating expenses and to restructure operations around the Company’s two primary product lines, engineering software and manufacturing/supply chain software. The Company reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $13.2 million. During fiscal 2004, the Company recorded a $1.5 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations. During fiscal 2005, the Company recorded a $0.2 million increase to the accrual due to changes in estimates of sublease assumptions and severance settlements. During fiscal 2006, the Company recorded a $0.1 million increase to the accrual due to changes in sublease assumptions.

As of June 30, 2006, there was $0.5 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. The components of the restructuring plan are as follows (in thousands):

Fiscal 2002 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Restructuring charge	$4,901	$8,285	$13,186
Fiscal 2002 payments	—	(1,849)	(1,849)
Accrued expenses, June 30, 2002	4,901	6,436	11,337
Fiscal 2003 payments	(695)	(4,748)	(5,443)
Accrued expenses, June 30, 2003	4,206	1,688	5,894
Fiscal 2004 payments	(1,302)	(1,060)	(2,362)
Change in estimate—Revised assumptions	(1,221)	(320)	(1,541)
Accrued expenses, June 30, 2004	1,683	308	1,991
Fiscal 2005 payments	(994)	(284)	(1,278)
Change in estimate—Revised assumptions	93	87	180
Accrued expenses, June 30, 2005	782	111	893
Change in estimate—Revised assumptions	75	—	75
Fiscal 2006 payments	(375)	(66)	(441)
Accrued expenses, June 30, 2006	$482	$45	$527
Expected final payment date	September 2012	December 2006

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

(4) Line of Credit

In January 2003, the Company executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank’s prime rate (8.25% at June 30, 2006). The Company needs to maintain a $4.0 million compensating cash balance with the bank, or it is subject to an unused line fee and collateral handling fees. The lines of credit initially were collateralized by nearly all of the assets of the Company, and upon the Company’s achieving certain net income targets, the collateral would be reduced to a lien on the accounts receivable. The Company is required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio.

As of June 30, 2006, there were $8.5 million in letters of credit outstanding under the line of credit, and there was $11.8 million available for future borrowing. On September 15, 2006, the Company executed an amendment to the Loan Arrangement that adjusted the terms of certain financial covenants. The Loan Arrangement expires in January 2007.

(5) Accrued Expenses and Other Liabilities

Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2005	2006
Royalties and outside commissions	$12,777	$10,288
Payroll and payroll-related	13,047	21,784
Restructuring accruals	8,833	4,965
Payable to financing companies	16,662	11,407
Income and other taxes	12,009	11,918
Other	17,265	16,671
	$80,593	$77,033

Other liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2005	2006
Restructuring accruals	$15,197	$13,191
Deferred rent	5,255	4,321
Royalties and outside commissions	2,691	2,534
Other	—	400
	$23,143	$20,446

(6) Long-Term Obligations

Long-term obligations consist of the following at June 30, 2005 and 2006 (in thousands):

	2005	2006
Note payable incurred in connection with an acquisition, payable in quarterly installments of approximately $273, plus interest at 6% per year through January 2006	$803	—
Note payable of a UK subsidiary due in monthly installments of approximately $50 plus interest at 9% per year, through March 2008	577	396
	1,380	396
Less—Current portion	1,042	247
	$338	$149

Maturities of these long-term obligations are as follows (in thousands):

Years Ending June 30,	Amount
2007	$247
2008	149
$396

In June 1998, the Company sold $86.3 million of debentures to qualified institutional buyers. During fiscal 2004, the Company used a portion of the proceeds from the Series D-1 and Series D-2 redeemable convertible preferred stock financing to repurchase and retire $29.5 million of the Debentures. In June 2005, the Company paid $58.2 million to retire the entire outstanding principal amount of the Debentures, together with interest accrued thereon.

The Company recorded interest expense associated with these debentures of $4.5 million and $2.9 million in the years ended June 30, 2004 and 2005, respectively.

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

The value of total consideration paid to the holders of the Series B Preferred, consisting of cash, Series D-2 Preferred and warrants, was less than the carrying value of the Series B Preferred at the time of retirement. This resulted in a gain of $6.5 million, which the Company recorded in the accretion of preferred stock discount and dividend line of the accompanying consolidated statement of operations.

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

The Series D Preferred earns cumulative dividends at an annual rate of 8%, which are payable when and if declared by the Board of Directors, in cash or, subject to certain conditions, common stock. As of June 30, 2006, the Company has accrued $28.5 million in dividends on the Series D Preferred.

Each share of Series D Preferred is convertible at any time into a number of shares of common stock equal to its stated value divided by the then-effective conversion price. The stated value is currently $333.00 per share and is subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, or like occurrences. The current conversion price is $3.33 per share. Each share of Series D Preferred currently is convertible into 100 shares of common stock. The Series D Preferred have anti-dilution rights that will adjust the conversion ratio downwards in the event that the Company issues certain additional securities at a price per share less than the conversion price then in effect.

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

On May 16, 2006, the Holders of the Series D Preferred converted 30,000 shares into 3,000,000 shares of common stock. At the time of the conversion the Company also paid $2.4 million in dividends on the converted shares. As of June 30, 2006, the Series D Preferred is convertible into 33,336,400 shares of common stock.

In the accompanying consolidated statements of operations, the accretion of preferred stock discount and dividend consist of the following (in thousands):

	Years Ended June 30,
	2004	2005	2006
Accrual of dividend on Series B preferred	(296)	—	—
Accretion of discount on Series B preferred	(643)	—	—
Gain on retirement of Series B preferred, net of warrant modification charge	6,452	—	—
Accrual of dividend on Series D preferred	(8,690)	(10,692)	(11,518)
Accretion of discount on Series D preferred	(3,181)	(3,758)	(3,865)
	$(6,358)	$(14,450)	$(15,383)

(8) Stock-Based Compensation

The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest over four years and have 7 and 10-year contractual terms.

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123(R), using the Statement’s modified prospective application method. Prior to July 1, 2005, the Company followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation. Under the provisions of SFAS No. 123(R), the Company recognizes the fair value of stock-based compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company’s stock-based compensation is accounted for as equity instruments and there have been no liability awards granted. The Company’s policy is to issue new shares upon exercise of stock options.

The Company has elected the modified prospective transition method for adopting SFAS 123(R), and consequently prior periods have not been modified. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e, Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) as disclosed in previous filings. Under the provisions of SFAS 123(R), the Company recorded $6.9 million of stock-based compensation for the year ended June 30, 2006, respectively, included in the following categories (in thousands):

Recorded as expense:
Cost of service and other	$1,244
Selling and marketing	2,126
Research and development	1,056
General and administrative	2,449
6,875
Capitalized computer software development costs:.	148
Total stock-based compensation	$7,023

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123(R). The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $4.20 and $4.73, respectively, for the year ended June 30, 2006 using the following assumptions:

	Year Ended June 30, 2006
	Stock Option Plans	Stock Purchase Plan
Average risk-free interest rate	4.56%	4.02%
Expected dividend yield	None	None
Expected life	6.0 Years	0.5 Years
Expected volatility	85%	42%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends on common stock and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options. The risk-free interest rate is the U.S. Treasury Strips rate over a period commensurate with the expected life of the options on the date of grant. The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Term,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.

Based on the Company’s historical voluntary turnover rates, an annualized estimated forfeiture rate of 18% has been used in calculating the cost. Under the true-up provisions of SFAS 123(R), additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

A summary of option activity under all stock option plans in fiscal 2004, 2005 and 2006 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding, June 30, 2003	8,414,382	$11.35
Options granted	6,278,204	3.04
Options exercised	(1,321,997)	3.12
Options forfeited	(101,435)	4.74
Options expired	(904,061)	16.55
Outstanding, June 30, 2004	12,365,093	7.52
Options granted	4,076,825	6.18
Options exercised	(1,271,047)	2.84
Options forfeited	(2,681,580)	3.54
Options expired	(1,451,575)	14.78
Outstanding at June 30, 2005	11,037,716	8.56
Options granted	3,147,500	5.74
Options exercised	(2,602,564)	4.22
Options forfeited.	(1,177,311)	4.99
Options expired.	(944,892)	15.11
Outstanding at June 30, 2006	9,460,449	$7.37	7.0	$52,820
Exercisable at June 30, 2006	5,402,058	$8.76	5.7	$22,648

The following tables summarize information about stock options outstanding and exercisable under the 1995 Plan, the 1995 Directors’ Plan, the 1996 Plan, the Petrolsoft Plan, the 2001 Plan and the 2005 Plan at June 30, 2006:

Range of Exercise Prices	Options Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at June 30, 2006	Weighted Average Exercise Price
$2.21-$4.33	1,932,900	6.4	$2.81	1,430,466	$2.82
4.33-8.67	5,658,956	8.3	5.93	2,251,252	6.33
8.67-13.00	245,845	7.5	10.80	97,592	10.29
13.00-17.34	1,279,868	3.0	14.05	1,279,868	14.05
17.34-21.67	15,438	3.9	20.63	15,438	20.63
21.67-26.01	88,500	3.2	23.69	88,500	23.69
26.01-30.34	150,540	1.5	28.94	150,540	28.94
30.34-34.68	27,386	2.6	31.28	27,386	31.28
34.68-39.01	24,000	4.0	38.50	24,000	38.50
39.01-43.34	37,016	3.5	40.04	37,016	40.04
June 30, 2006	9,460,449	7.0	$7.37	5,402,058	$8.76
Exercisable, June 30, 2005				7,094,332	$10.37
Exercisable, June 30, 2004				7,464,123	$10.48

As of June 30, 2006, the total compensation cost related to unvested awards not yet recognized was $16.7 million. The weighted average period over which this will be recognized is approximately three years. The total intrinsic value of options exercised during the year ended June 30, 2006 was $14.9 million. The

Company received $11.0 million from option exercises during the year ended June 30, 2006; a $0.1 million tax benefit was realized for tax deductions from option exercises during the year ended June 30, 2006.

Prior to July 1, 2005, the Company’s employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. The Company elected the disclosure-only alternative permitted under SFAS No. 123 for fixed stock-based awards to employees.

Under APB 25, compensation expense was measured as of the date the number of shares and exercise price become fixed. Generally, this occurred on the grant date, in which case the stock option was accounted for as a fixed award as of the date of grant. Compensation expense associated with fixed awards was measured as the difference between the fair market value of our stock on the date of grant and the grant recipient’s exercise price, which was the intrinsic value of the award on that date. Stock compensation expense was recognized over the vesting period using the ratable method, whereby an equal amount of expense was recognized for each year of vesting. The Company recognized stock-based compensation charges of $6.7 million and $0.4 million in the years ended June 30, 2004 and 2005 associated with the amortization to compensation expense related to stock option awards that had an intrinsic value on the date of grant.

SFAS 123(R) requires the presentation of pro forma information for the comparative period prior to the adoption as if all of the Company’s employee stock options had been accounted for under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (in thousands, except per share data).

	2004	2005
Income (loss) attributable to common shareholders (in thousands)
—As reported	$(35,413)	$(85,224)
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,949)	(9,344)
Add: Stock-based compensation expense included in reported net income (loss).	6,703	1,524
Pro forma	$(50,659)	$(93,044)
Income (loss) attributable to common shareholders per share
—Basic and diluted—
As reported	$(0.87)	$(2.01)
Pro forma	(1.25)	(2.20)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	2004	2005
Risk free interest rates	3.27 – 3.50%	3.49 – 4.17%
Expected dividend yield	None	None
Expected life	5-7 Years	5 Years
Expected volatility	99%	100%

The weighted average fair value per option granted was $2.51 and $4.74 for the years ended June 30, 2004 and 2005, respectively.

The fair value of the shares issued under the employee stock purchase plan is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	2004	2005
Risk free interest rates	3.49 – 3.50%	3.49 – 4.17%
Expected dividend yield	None	None
Expected life	6 months	6 months
Expected volatility	42%	42%

The weighted average fair value of shares issued under the employee stock purchase plan was $4.46 and $1.96 for the years ended June 30, 2004 and 2005, respectively

In May 2005, the shareholders approved the establishment of the 2005 Stock Incentive Plan (the 2005 Plan), which provides for the reservation of up to 4,000,000 shares of common stock for issuance under the 2005 Plan. The 2005 Plan provides for the grant of incentive and nonqualified stock options and other stock-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. Restricted stock and other stock-based awards granted under the 2005 Plan may not exceed, in the aggregate, 2,000,000 shares of common stock. As of June 30, 2006, there were 3,925,000 shares of common stock available for issuance subject to awards under the 2005 Plan.

In December 2000, the shareholders approved the establishment of the 2001 Stock Option Plan (the 2001 Plan), which provides for the issuance of incentive stock options and nonqualified options. Under the 2001 Plan, the Board of Directors may grant stock options to purchase up to an aggregate of 4,000,000 shares of common stock. At July 1, 2002, July 1, 2003 and July 1, 2004, the 2001 Plan was expanded to cover an additional 5% of the outstanding shares on the preceding June 30, rounded down to the neared number divisible by 10,000. In no event, however, may the number of shares subject to incentive options under the 2001 Option Plan exceed 8,000,000 unless the 2001 Plan is amended and approved by the shareholders. As of June 30, 2006, there were 786,950 shares of common stock available for grant under the 2001 Plan.

In December 1996, the shareholders of the Company approved the establishment of the 1996 Special Stock Option Plan (the 1996 Plan). This plan provides for the issuance of incentive stock options and nonqualified options to purchase up to 500,000 shares of common stock. Stock options become exercisable over varying periods and expire no later than 10 years from the date of grant. As of June 30, 2006, there were 119,252 shares available for grant under the 1996 Plan.

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

Participants are granted options to purchase shares of common stock on the last business day of each semi-annual payment period for 85% of the market price of the common stock on the first or last business day of such payment period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 10% of each eligible employee’s compensation. Under the plan, the Company issued 976,960 shares in 2003, 315,751 shares in 2005, and 188,119 shares in 2006. As of June 30, 2006, there were 2,645,939 shares available for future issuance under the 1998 Employee Stock Purchase Plan as amended. In addition, on July 1, 2006, the Company issued 61,395 shares under the 1998 Employee Stock Purchase Plan.

(9) Common Stock

(a) Warrants

In connection with the August 1997 acquisition of NeuralWare, Inc., the Company converted warrants to purchase NeuralWare common stock into warrants to purchase 10,980 shares of the Company’s common stock. Warrants to purchase 1,260 shares expired unexercised through June 30, 2005 and the remaining warrants expired unexercised in April 2006.

In connection with the February and March 2002 sales of Series B Preferred, the Company issued warrants with five-year lives to purchase 791,044 shares of common stock at an exercise price ranging from $20.64 to $23.99 per share, as noted previously in Note 7. In August 2003, in conjunction with the Series D Preferred financing, these warrants were exchanged for new warrants to purchase 791,044 shares of common stock at an exercise price of $4.08 per share. As of June 30, 2006, none of these warrants had been exercised. Such warrants will expire in fiscal 2007.

In connection with the May 2002 sale of common stock to private investors, the Company issued warrants to purchase up to 3,208,333 shares of common stock at a price of $13.20 per share. In August 2003, the warrants were canceled, and new warrants were issued to purchase 1,152,665 shares at an exercise price of $9.76 per share, due to the impact of the Series D Preferred financing on the warrants’ anti-dilution provisions. In January 2004, warrants to purchase 129,191 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 17,922 shares of common stock. As of June 30, 2006, warrants to purchase 1,023,474 shares of common stock at an exercise price of $9.76 were exercisable.

In connection with the August 2003 Series D Preferred financing, the Company issued warrants with seven-year lives to purchase 7,267,286 shares of common stock at an exercise price of $3.33 per share. As of June 30, 2006, none of these warrants had been exercised. In July 2006, 6,006,006 warrants were exercised in a cashless exercise, resulting in the issuance of 4,369,336 shares of the Company’s common stock.

A summary of the Company’s outstanding common stock warrants at June 30, 2006 is as follows:

Warrant:	Outstanding	Exercise Price	Expiration Date
Series B warrants	791,044	$4.08	Feb – Mar 2007
Private placement warrants	1,023,474	$9.76	May 2007
Series D warrants(1)	7,267,286	$3.33	Aug 2010
Total outstanding at June 30, 2006	9,081,804

(1)       After the exercise of 6,006,006 Series D warrants in July 2006, 1,261,280 Series D warrants and 3,075,798 total warrants were outstanding.

(b) Stockholder Rights Plan

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

Income (loss) before provision for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2004	2005	2006
Domestic	$(9,834)	$(66,232)	$17,096
Foreign	1,288	(1,043)	9,956
Total	$(8,546)	$(67,275)	$27,052

The provisions for income taxes shown in the accompanying consolidated statements of operations are composed of the following (in thousands):

	Years Ended June 30,
	2004	2005	2006
Federal—
Current	$—	$—	$—
Deferred	20,333	45	—
State—
Current	739	778	990
Deferred	1,823	—	—
Foreign—
Current	14,205	4,028	8,718
Deferred	(16,942)	(1,352)	(1,002)
	$20,158	$3,499	$8,706

The provision for income taxes differs from that based on the federal statutory rate due to the following (in thousands):

	Years Ended June 30,
	2004	2005	2006
Federal tax at statutory rate	$(2,991)	$(23,546)	9,468
State income tax, net of federal tax benefit	1,688	—	566
Utilization of net operating loss carryforward.	—	—	(5,705)
Tax effect resulting from foreign activities	(8,614)	1,399	2,114
Tax credits generated	(1,193)	(1,397)	(1,000)
Permanent differences, net	1,337	425	2,131
Expiration of tax attributes	—	12,410	(48)
Provision for tax contingencies.	4,319	541	2,317
Valuation allowance	25,612	13,667	(1,137)
Provision for income taxes	$20,158	$3,499	$8,706

The approximate tax effect of each type of temporary difference and carry forward is as follows (in thousands):

	June 30,
	2005	2006
Deferred tax assets:
Revenue related	$456	$—
Federal and state tax credits	14,023	12,531
Federal and state loss carryforwards	42,288	47,014
Foreign loss carryforwards	7,150	5,087
Restructuring accruals	21,004	18,301
Other reserves and accruals	13,552	11,072
Intangible assets	5,838	6,059
Property, plant and equipment	2,089	2,505
Other temporary differences	257	2,500
	106,657	105,069
Valuation allowance	(104,611)	(103,474)
	2,046	1,595
Deferred tax liabilities:
Revenue related	—	(33)
Intangible assets	(2,760)	(1,282)
Property, plant and equipment	—	(38)
Other temporary differences.	—	44
	(2,760)	(1,309)
Net deferred tax assets (liabilities)	$(714)	$286

As of June 30, 2006, the Company had net operating loss (NOL) carryforwards for U.S. federal and state income tax purposes of approximately $149.2 million and $51.7 million, respectively, and foreign net operating loss carryforwards of approximately $17.1 million. The Company had federal tax credits and state tax credits of approximately $14.5 million and $3.6 million, respectively. The tax credits and NOL carryforwards expire at various dates from 2007 through 2025. The Company has determined that it underwent an ownership change (as defined under section 382 of the Internal Revenue Code of 1986, as amended) during the year ended June 30, 2004. As such, the recognition of the Company’s federal NOLs and tax credits may be limited. Moreover, an ownership change might have also occurred under the laws of certain states and foreign countries in which the Company has generated NOLs and tax credits. Accordingly, it is possible that these NOL and tax credits could also be limited under rules similar to those of section 382. Due to the uncertainty surrounding the realization and timing of these tax attributes, the Company has recorded a valuation allowance of approximately $104.6 million and $102.5 million as of June 30, 2005 and 2006, respectively.

(11) Operating Leases

The Company leases its facilities and various office equipment under noncancelable operating leases with terms in excess of one year. Rent expense charged to operations was approximately $11.7 million, $9.3 million and $7.5 million for the years ended June 30, 2004, 2005 and 2006, respectively. Future minimum lease payments under these leases as of June 30, 2006 are as follows (in thousands):

Years ended June 30,	Amount
2007	$9,680
2008	7,437
2009	7,570
2010	7,406
2011	6,460
Thereafter	14,834
$53,387

The Company has issued approximately $8.3 million of standby letters of credit in connection with certain facility leases that expire through 2016.

(12) Sale of Installments Receivable

(a) Traditional Activities

Installments receivable represent the present value of future payments related to the financing of noncancelable term and perpetual license agreements that provide for payment in installments, generally over a one- to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated statements of operations. The interest rates utilized for the years ended June 30, 2004, 2005, and 2006 ranged from 7.0% to 8.0%.

The Company has arrangements to sell certain of its installments receivable to three financial institutions. The Company has sold, and treated as sales, with limited recourse, certain of its installment contracts for aggregate proceeds of  $54.9 million, $97.6 million and $77.1 million during fiscal 2004, 2005 and 2006, respectively. The financial institutions have certain recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company’s contracts with the financial institutions. Collections of these receivables reduce the Company’s recourse obligations, as defined. Generally, no gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company and the financial institutions.

At June 30, 2006, there was approximately $64 million of additional availability under the arrangements. The Company expects that there will be continued ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. The Company’s potential recourse obligation related to these contracts is within the range of $0.1 million to $1.5 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

(b) Securitization of Installments Receivable

Initial Transaction

On June 15, 2005, the Company securitized certain outstanding installment software license receivables (which receivables were not sold in the traditional sales described above) with a net carrying value of $71.2 million. Such securitization was structured in a manner so that the securitization qualified as a sale.  The Company received $43.8 million of cash and retained an interest in the sold receivables valued at $16.6 million. It also retained certain limited recourse obligations relative to the receivables valued at approximately $1.0 million. Overall, the transaction (including $2.1 million in aggregate fees and expenses, including fees of the lenders’ agent and fees of the Company’s outside legal counsel and financial advisors) resulted in a loss of $14.6 million in the quarter ended June 30, 2005 and was recorded as a loss on sales and disposals of assets in the accompanying consolidated statement of operations.

The amount of the loss was based on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

As noted above, the retained interest in the sold receivables was recorded at its fair market value of $16.6 million at the time of the transaction and was (and currently is) classified as a long-term asset on the Company’s consolidated balance sheet. The Company estimates fair value based on the present value of future expected cash flows based on using management’s best estimates of key assumptions, principally credit losses, and discount rates commensurate with the risks involved.

The Company retained the servicing rights relative to the receivables and receives annual servicing fees of $0.1 million per year. The benefits of servicing are just adequate to compensate the servicer for its responsibilities, and thus no servicing asset or liability has been recorded.

In connection with the above transaction, the Company incurred an obligation to guaranty that the proceeds from all foreign denominated installments receivable included in the securitized pool will be equal to the U.S. dollar value on the initial contract date. The fair value of this obligation, as of the transaction date and as of June 30, 2005 and 2006 was not material and has thus been accorded no value.

Ongoing Retained Interests

The Company values it’s retained interest in accordance with the guidance of EITF No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets.”  Accordingly, it’s retained interest is being accreted through interest income over the anticipated life of the retained interest. The accretion methodology is assessed quarterly and any diminution in value is recoded directly to the statement of operations.

Key economic assumptions used in subsequently measuring potential impairment in the carrying value of the Company’s retained interests in the software license receivables at June 30, 2005 and 2006 and the effect on the fair value of those interests from adverse changes in those assumptions are as follows (in thousands, except for annualized rates):

	June 30,
	2005	2006
Balance sheet carrying value of retained interest in sold receivables	$16,667	$19,010
Expected credit losses (annual rate):	0.82%	0.82%
Impact on fair value of 10% adverse change	$(48)	$(34)
Impact on fair value of 20% adverse change	$(96)	$(68)
Residual cash flow discount rate (annual rate):	16.0%	16.0%
Impact on fair value of 10% adverse change	$(923)	$(774)
Impact on fair value of 20% adverse change	$(1,790)	$(1,512)

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

(13) Commitments and Contingencies

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

•       the Company agreed to a cash payment of approximately $6.0 million from Honeywell in consideration of the transfer of the Company’s operator training services business, the Company’s covenant not-to-compete in the operator training business for three years, and the transfer of ownership of the intellectual property of the Company’s Hyprotech engineering products, $1.2 million of which is subject to holdback and may be released upon the resolution of any adjustments for uncollected billed accounts receivable and unbilled accounts receivable;

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

As part of the settlement, KBC recognized the Company’s right to develop, market and license Aspen RefSYS, and the Company recognized KBC’s right to develop, market and license HYSYS.Refinery, their respective refinery-wide simulation products. The Company licensed commercial, object code, copies of Aspen HYSYS, Aspen PIMS, and Aspen Orion to KBC for use as part of KBC’s consulting services business, without the right to sublicense. In addition, the Company paid KBC $3.75 million in lieu of costs incurred in the dispute. This charge was recorded in fiscal 2005 in general and administrative expenses.

(c) Litigation

U.S. Attorney’s Office Investigation and Wells Notice

In October 2004, the audit committee of the Company’s board of directors commenced a detailed investigation of the accounting for certain software license and service agreement transactions entered into with certain alliance partners and other customers during fiscal years 2000 through 2002 (and later, fiscal 2000 to 2004), which investigation concluded in March 2005. On October 29, 2004, the Company announced that it had received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents relating to transactions to which the Company was a party during the 2000 to 2002 time frame, associated documents dating from January 1, 1999, and additional materials.

On June 9, 2006, the Company announced that it had received a “Wells Notice” letter from the SEC of possible civil enforcement action regarding the Company’s originally filed financial statements for fiscal years 2000 through 2004, which the Company restated in March 2005 following the conclusion of the audit committee’s review. In addition, on July 7, 2006, the Company announced that three of its former executive officers had each received a Wells Notice letter regarding the same matter.

The Company has cooperated fully with the subpoena requests and in the investigation by the U.S. Attorney’s Office and the SEC. The investigation by the U.S. Attorney’s Office is ongoing in coordination with the SEC, to which the audit committee had initially reported the initiation of the audit committee’s investigation. The Company is currently unable to determine whether resolution of these matters will have a material adverse impact on its financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters. However, the ultimate outcome could have a material adverse effect on the Company’s financial position or results of operations.

Class Action Suits

In November 2004, two putative class action lawsuits were filed against the Company in the United States District Court for the District of Massachusetts, captioned, respectively, Fener v. Aspen Technology, Inc., et. al., Civil Action No. 04-12375 (D. Mass.) (filed Nov. 9, 2004) and Stockmaster v. Aspen Technology, Inc., et. al., Civil Action No. 04-12387 (D. Mass.) (filed Nov. 10, 2004), (“the Class Actions”). The Class Actions allege, among other things, that the Company violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various statements about its financial condition for fiscal years 2000 through 2004. On February 2, 2005, the Court consolidated the cases under the caption Aspen Technology, Inc. Securities Litigation, Civil Action No. 04-12375 (D. Mass.), and appointed The Operating Engineers and Construction Industry and Miscellaneous Pension Fund (Local 66) and City of Roseville Employees’ Retirement System as lead plaintiff, purporting to represent a putative class of persons who purchased Aspen Technology, Inc. common stock between January 25, 2000 and October 29, 2004. On August 26, 2005, the plaintiffs filed a consolidated amended complaint containing allegations materially similar to the prior complaints and expanding the class action period.

Following mediation, on November 16, 2005, the Company and the plaintiffs on behalf of putative class members, defined to include all persons who purchased our common stock between October 29, 1999 and March 15, 2005, inclusive,  (the “Class”), entered into a Stipulation and Agreement of Compromise, Settlement and Release of Securities Action, which (the “Stipulation”). The Stipulation was filed with the Court on the same date and provided, among other things, for settlement and release of all direct and indirect claims of the Class concerning matters covered by the Stipulation. On December 12, 2005, the Court granted preliminary approval of the settlement provided for in the Stipulation. After notice to the Class and after the hearing, on March 6, 2006, the Court granted final approval of the settlement, and the class action lawsuit was dismissed with prejudice. The Company entered into the Stipulation to resolve the matter and without acknowledging any fault, liability or wrongdoing of any kind. There has been no adverse determination by the Court against the Company or any of the other defendants in the case.

Members of the Class who opted out of the settlement (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the Class Action period) may bring their own individual actions, (“Opt Out Claims”). To date, state law Opt Out Claims, including claims of fraud, statutory treble damages, deceptive practices, and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in the restated financial statements referenced in the Class Action, have been filed in Massachusetts Superior Court. The Company has responded by motion to dismiss on the grounds that the claims fail properly to state a claim. If not dismissed or settled on terms acceptable to us, the Company plans to defend the Opt Out Claims vigorously.

Pursuant to the terms of the Class Action settlement, the Company paid $1.9 million and its insurance carrier paid $3.7 million into a settlement fund for a total of $5.6 million. The Company’s $1.9 million payment was recorded in general and administrative expenses in the quarter ended September 30, 2005. All costs of preparing and distributing notices to members of the Class and administration of the settlement, together with all fees and expenses awarded to plaintiffs’ counsel and certain other expenses, will be paid out of the settlement fund, which will be maintained by an escrow agent under the Court’s supervision.

On September 6, 2006, the Company also announced that, in connection with the preparation of financial statements for the fiscal year-ended June 30, 2006, a subcommittee of independent directors was appointed to review the Company’s accounting treatment for stock option grants for prior years. Following that announcement, the Company and certain of its officers and directors were named defendants in a purported federal securities class action lawsuits filed in Massachusetts federal district court, alleging violations of the Exchange Act and claiming material misstatements concerning its financial condition and results. In response to the Company’s motion to dismiss the complaint, the parties stipulated to voluntary dismissal of the plaintiff’s claims with prejudice on September 26, 2006 without any payment by the Company.

Derivative Suit

On December 1, 2004, a putative derivative action lawsuit was filed as a related action to the first filed of the Class Actions (described above) in the United States District Court for the District of Massachusetts, captioned Caviness v. Evans, et al., Civil Action No. 04-12524 (D. Mass.), (the “Derivative Action”). The complaint, as subsequently amended, alleged, among other things, that the former and current director and officer defendants caused the Company to issue false and misleading financial statements, and brought derivative claims for the following: breach of fiduciary duty for insider trading; breach of fiduciary duty; abuse of control; gross mismanagement; waste of corporate assets; and unjust enrichment.

On August 18, 2005, the Court granted defendants’ motion to dismiss the Derivative Action for failure of the plaintiff to make a pre-suit demand on the Company’s board of directors to take the actions referenced in the Derivative Action complaint.

On April 12, 2005, the Company received a letter on behalf of another shareholder, demanding that the board of directors of the Company take actions substantially similar to those referenced in the Derivative Action. On February 28, 2006, the Company received a letter on behalf of Mr. Caviness, demanding that the Company take actions referenced in the Derivative Action complaint. The board of directors responded to both of the foregoing letters that the board has taken the letters under advisement pending further regulatory investigation developments, which the board continues to monitor and with which the Company continues to cooperate. In its responses, the board also requested confirmation of each person’s status as a stockholder of Aspen Technology, Inc., and, with respect to the most recent letter, also referred the purported stockholder to the March 6, 2006 final approval of the settlement of direct and indirect claims of the Class in the Class Actions.

Other

From time to time, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The outcome of these matters is currently not determinable, and there can be no assurance that such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

(d) Other

The Company has entered into an employment agreement with its president and chief executive officer providing for the payment of cash and other benefits in certain situations of his voluntary or involuntary termination, including following a change in control. Payment under this agreement would consist of a lump sum equal to approximately two times (1) his annual base salary plus (2) the average of his annual bonus for the three preceding fiscal years. The agreement also provides that the payments would be increased in the event that it would subject him to excise tax as a parachute payment under the Internal Revenue Code. The increase would be equal to the additional tax liability imposed on him as a result of the payment.

The Company has entered into agreements with two executive officers, providing for severance payments in the event that the executive is terminated by the Company other than for cause. Payments under these agreements consist of continuation of base salary for a period of 12 months. The Company has also entered into an agreement with its former chairman and founder pursuant to which, in the event of a change in control, all amounts due to him for the remainder of the term of his agreement become immediately due and payable.

(14) Retirement and Profit Sharing Plans

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the Internal Revenue Code, which would otherwise be payable to the participant for any plan year. The Company may make discretionary contributions to this plan, including making matching contributions up to a maximum of 6% of an employee’s pretax contribution. During the fiscal years ended June 30, 2004, 2005 and 2006, the Company made matching contributions of approximately $0.1 million, $1.0 million and $0.8 million, respectively. These contributions, which vested immediately, were expensed in each respective year.

(15) Joint Ventures and Other Investments

In November 2000, the Company invested $0.6 million in a global chemical business-to-business e-commerce company supporting major chemical companies in Asia. This investment entitles the Company to a minority interest in this company and is accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of June 30, 2006, the Company has determined that an other than temporary impairment has not occurred. This investment is included in other assets in the accompanying consolidated balance sheet as of June 30, 2005 and 2006.

In the accompanying consolidated statements of operations for the year ended June 30, 2004, the Company has recognized losses of approximately $0.4 million, as its portion of the losses from a joint venture that was dissolved in 2005 and from its investment in a Cyprus-based company that was surrendered in fiscal 2005.

(16) Segment and Geographic Information

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

The following table presents a summary of operating segments (in thousands):

	License	Consulting Services	Maintenance and Training	Total
Year ended June 30, 2004—
Revenues from external customers	$158,150	$96,512	$77,784	$332,446
Controllable expenses	66,119	69,854	14,323	150,296
Controllable margin(1)	$92,031	$26,658	$63,461	$182,150
Year ended June 30, 2005—
Revenues from external customers	$129,621	$65,248	$75,125	$269,994
Controllable expenses	63,117	53,835	16,299	133,251
Controllable margin(1)	$66,504	$11,413	$58,826	$136,743
Year ended June 30, 2006—
Revenues from external customers	$152,686	$64,108	$76,456	$293,250
Controllable expenses	64,373	46,895	14,715	125,983
Controllable margin(1)	$88,313	$17,213	$61,741	$167,267

(1)          The Controllable Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation:

	Years Ended June 30
	2004	2005	2006
	(In thousands)
Total controllable margin for reportable segments	$182,150	$136,743	$167,267
Selling and marketing	(90,907)	(80,349)	(70,221)
General and administrative and overhead	(79,731)	(85,948)	(70,228)
Asset impairment charges	(4,217)	—	—
Restructuring charges and FTC legal costs	(20,085)	(24,960)	(3,993)
Gain (loss) on sales and disposals of assets	879	(14,314)	(898)
Interest and other income and expense	3,365	1,553	5,125
Income (loss) before (provision for) benefit from income taxes and equity in earnings from joint ventures	$(8,546)	$(67,275)	$27,052

Geographic Information:

Domestic and export sales as a percentage of total revenues are as follows:

	Years Ended June 30,
	2004	2005	2006
United States	42.8%	39.7%	42.9%
Europe	33.0	37.2	30.5
Japan	4.6	5.8	5.3
Other	19.6	17.3	21.3
	100.0%	100.0%	100.0%

During the years ended June 30, 2004, 2005 and 2006 there were no customers that individually represented greater than 10% of the Company’s total revenue.

The Company has long-lived assets of approximately $33.8 million that reside in the United States, and $10.2 million that reside in other geographic locations as of June 30, 2006.

Revenues for the Company’s North American, European and Asian operations are as follows (in thousands). The Company has intercompany distribution arrangements with its subsidiaries. The basis for these arrangements, disclosed below as transfers between geographic locations, is cost plus a specified percentage for services and a commission rate for sales generated in the geographic region.

	North America	Europe	Asia	Eliminations	Consolidated
Year ended June 30, 2004	$240,280	$83,427	$16,825	$(8,086)	$332,446
Year ended June 30, 2005	$180,465	$75,035	$17,916	$(3,422)	$269,994
Year ended June 30, 2006	$215,690	$60,201	$19,165	$(1,806)	$293,250

(17)  Restatement of Consolidated Financial Statements

In connection with the preparation of financial statements for the fiscal year ended June 30, 2006, a subcommittee of independent members of the board of directors reviewed the Company’s accounting treatment for all stock options granted since the Company completed its initial public offering in fiscal 1995. Based upon the subcommittee’s review, the Audit Committee and Company management determined that certain option grants during fiscal years 1995 through 2004 were accounted for improperly, and concluded that stock-based compensation associated with certain grants was misstated in fiscal years 1995 through 2005, and in the nine months ended March 31, 2006. The subcommittee identified errors related to the determination of the measurement dates for grants of options allocated among a pool of employees when the specific number of options to be awarded to specific employees had not yet been finalized, and other measurement date errors. As a result of the errors in determining measurement dates, the Company has also recorded payroll withholding tax-related adjustments for certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations. These options were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the actual grant date, so do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to non-qualified status results in additional withholding taxes on exercise of those options. The Company recorded a cumulative estimated payroll withholding tax liability of $1.9 million for the years ended June 30, 2004, 2005 and 2006 in connection with the disqualification of such ISO tax treatment. The stock-based compensation charges, including the aforementioned withholding tax adjustments, increased net loss by $7.2 million and $0.5 million for the years ended June 30, 2004 and 2005, and resulted in compensation charges totaling $50.1 million for the periods prior to fiscal 2004, which is reflected in the July 1, 2003 beginning accumulated deficit.

In addition, as a result of the errors in determining measurement dates, certain options were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the actual grant date. These discounted options vesting subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which they vest. Management has concluded that it is probable the Company will either implement a plan to assist the affected employees for the amount of this tax, or adjust the terms of the original option grant which would also have financial statement ramifications. As such, the Company recorded an estimated liability of approximately $1.0 million in the fourth quarter of fiscal 2006 in connection with this contingency.

The restatement of prior year financial statements also includes the adjustments for other errors identified after the applicable period had been reported. Such errors were not previously recorded because the Company believed the amount of any such errors, both individually and in the aggregate, were not material to the Company’s consolidated financial statements. These errors related to the timing of revenue recognition, losses on sales and disposals of assets, interest income, and the calculation of foreign currency gains and losses.

As a result of the foregoing, the Company has restated its financial statements as of June 30, 2005 and for the fiscal years ended June 30, 2004 and 2005. The restatement also affects periods prior to fiscal 2004.  The effects on the Company’s cash flows from operations was a decrease in the year ended June 30, 2004 and a corresponding increase in the year ended June 30, 2005 of less than $0.1 million. There were no effects on the Company’s cash flows from financing or investing activities for any period.

Revenue and Expense Adjustments

Set forth below are the adjustments to the Company’s previously issued statements of operations for the fiscal years ended June 30, 2004 and 2005 (amounts in thousands).

	Year ended June 30, 2004				Year ended June 30, 2005
	As Previously Reported	Stock-based Compensation and Related Payroll Withholding Tax Adjustments	Other Adjustments	As Restated	As Previously Reported	Stock-based Compensation and Related Payroll Withholding Tax Adjustments	Other Adjustments	As Restated
Revenues:

Software licenses	$158,661	$—	$(511)	$158,150	$129,233	$—	$388	$129,621
Service and other	174,335	—	(39)	174,296	140,334	—	39	140,373
Total revenues	332,996	—	(550)	332,446	269,567	—	427	269,994
Cost of revenues:
Cost of software licenses	15,577	—	—	15,577	16,864	—	—	16,864
Cost of service and other	99,183	2,557	83	101,823	82,638	189	(83)	82,744
Amortization of technology related intangible assets	7,270	—	—	7,270	7,112	—	—	7,112
Impairment of technology related intangible and computer software development assets	3,250	—	—	3,250	—	—	—	—
Total cost of revenues	125,280	2,557	83	127,920	106,614	189	$(83)	106,720
Gross profit	207,716	(2,557)	(633)	204,526	162,953	(189)	510	163,274
Operating costs:
Selling and marketing	100,028	1,826	(48)	101,806	96,187	136	(48)	96,275
Research and development	58,955	1,204	(48)	60,111	47,236	88	(48)	47,276
General and administrative	32,727	1,612	8	34,347	49,175	102	—	49,277
Long-lived asset impairment charges	967	—	—	967	—	—	—	—
Restructuring charges and FTC legal costs	20,085	—	—	20,085	24,907	—	53	24,960
Loss (gain) on sales and disposals of assets	(879)	—	—	(879)	13,635	—	679	14,314
Total operating costs	211,883	4,642	(88)	216,437	231,140	326	636	232,102
Income (loss) from operations	(4,167)	(7,199)	(545)	(11,911)	(68,187)	(515)	(126)	(68,828)
Interest income	7,296	—	—	7,296	6,143	—	61	6,204
Interest expense	(4,940)	—	—	(4,940)	(4,170)	—	—	(4,170)
Foreign currency exchange gain (loss)	252	—	757	1,009	618	—	(1,099)	(481)
Income (loss) before provision for income taxes and equity in earnings from joint ventures	(1,559)	(7,199)	212	(8,546)	(65,596)	(515)	(1,164)	(67,275)
Provision for income taxes	(19,896)	—	(262)	(20,158)	(3,776)	—	277	(3,499)
Equity in earnings (losses) from joint ventures	(351)	—	—	(351)	—	—	—	—
Net income (loss)	(21,806)	(7,199)	(50)	(29,055)	(69,372)	(515)	(887)	(70,774)
Accretion of preferred stock discount and dividend	(6,358)	—	—	(6,358)	(14,450)	—	—	(14,450)
Net income (loss) attributable to common shareholders	$(28,164)	$(7,199)	$(50)	$(35,413)	$(83,822)	$(515)	$(887)	$(85,224)
Basic and diluted net income (loss) per share attributable to common shareholders	$(0.69)	$(0.18)	$(0.00)	$(0.87)	$(1.98)	$(0.01)	$(0.02)	$(2.01)
Basic and diluted weighted average shares outstanding	40,575	—	—	40,575	42,381	—	—	42,381

Balance Sheet Adjustments

The following is a summary of the impact of the financial statement adjustments on the Company’s previously reported consolidated balance sheet as of June 30, 2005 (in thousands).

	As Previously Reported	Adjustments	As Restated
Assets:
Accounts receivable, net of allowance for doubtful accounts	$52,254	$(152)	$52,102
Prepaid expenses and other current assets	11,483	(184)	11,299
Total current assets	147,759	(336)	147,423
Long-term installments receivable	19,425	(980)	18,445
Property and leasehold improvements, net of accumulated depreciation	11,388	(432)	10,956
Total assets	244,242	(1,748)	242,494
Liabilities:
Accrued expenses	79,321	1,272	80,593
Deferred revenue	58,334	(488)	57,846
Total current liabilities	143,783	784	144,567
Stockholders’ equity (deficit):
Additional paid-in capital	345,278	57,521	402,799
Accumulated deficit	(398,727)	(59,639)	(458,366)
Deferred compensation	—	(414)	(414)
Total stockholders’ equity (deficit)	(49,085)	(2,532)	(51,617)
Total liabilities and stockholders’ equity (deficit)	244,242	(1,748)	242,494

EXHIBIT INDEX

3.1(1)	Certificate of Incorporation of Aspen Technology, Inc., as amended.
3.2(2)	By-laws of Aspen Technology, Inc.
4.1(3)	Specimen Certificate for Shares of Aspen Technology, Inc.’s common stock, $.10 par value.
4.2(2)

Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent, including related forms of the following: (a) Certificate of Designation of Series A Participating Cumulative Preferred Stock of Aspen Technology, Inc.; and (b) Right Certificate.

4.3(4)	Amendment No. 1 dated as of October 26, 2001 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4(5)	Amendment No. 2 dated as of February 6, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.
4.5(6)	Amendment No. 3 dated as of March 19, 2002 to Rights Agreement dated as of March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company.
4.6(7)	Amendment No. 4 dated as of May 9, 2002 to Rights Agreement dated as of March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.7(8)	Amendment No. 5 dated as of June 1, 2003 to Rights Agreement dated as of March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.10(9)	Form of Warrant of Aspen Technology, Inc. dated as of May 9, 2002.
4.11(1)	Form of WD Common Stock Purchase Warrant of Aspen Technology, Inc. dated as of August 14, 2003.
4.12(1)	Form of WB Common Stock Purchase Warrant of Aspen Technology, Inc. dated as of August 14, 2003.
10.1(10)	Lease Agreement dated as of January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding Ten Canal Park, Cambridge, Massachusetts.
10.2(11)

First Amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in-interest to Teachers Insurance and Annuity Association of America, regarding Ten Canal Park, Cambridge, Massachusetts.

10.3(11)

Second Amendment to Lease Agreement dated as of August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P. regarding Ten Canal Park, Cambridge, Massachusetts.

10.4(10)	System License Agreement between Aspen Technology, Inc. and the Massachusetts Institute of Technology, dated March 30, 1982, as amended.
10.5(10)	Vendor Program Agreement, dated March 29, 1990, between Aspen Technology, Inc. and General Electric Capital Corporation.
10.6(12)	Rider No. 1, dated December 14, 1994, to Vendor Program Agreement between Aspen Technology, Inc. and General Electric Capital Corporation.

10.7(10)†	Letter Agreement, dated March 25, 1992, between Aspen Technology, Inc. and Sanwa Business Credit Corporation.
10.8(16)	Third Amendment, effective as of March 28, 2003, to the Letter Agreement by and between Aspen Technology, Inc. and Fleet Business Credit, LLC (formerly Sanwa Business Credit Corporation).
10.9(32)

Amended and Restated Direct Finance and Services Addendum to Letter Agreement, effective December 30, 2004, by and among Aspen Technology, Inc. Fleet Business Credit LLC, Fleet Business Credit (UK) Limited, and Fleet Business Credit (Deutschland) GmbH.

10.10(13)	Loan and Security Agreement, dated as of January 30, 2003, by and among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.
10.11(13)	Export-Import Bank Loan and Security Agreement, dated as of January 30, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.
10.12(25)

Export-Import Bank Borrower Agreement, dated as of April 1, 2005, by and between Aspen Technology, Inc. and AspenTech Inc. in favor of the Export-Import Bank of the United States and Silicon Valley Bank.

10.13(25)	Promissory Note (Ex-Im), dated April 1, 2005, by and between Aspen Technology, Inc. and AspenTech, Inc. in favor of Silicon Valley Bank.
10.14(13)	Form of Negative Pledge Agreement, dated as of January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company.
10.15(13)	Security Agreement, dated as of January 30, 2003, by and between Silicon Valley Bank and AspenTech Securities Corporation.
10.16(13)	Unconditional Guaranty, dated as of January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank.
10.17(14)	First Loan Modification Agreement, effective as of June 27, 2003, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.
10.18(14)	Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank.
10.19(26)	First Loan Modification Agreement (Exim), dated as of September 10, 2004, by and among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank.
10.20(26)	Second Loan Modification Agreement, dated as of September 10, 2004, by and among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank.
10.21(25)	Fourth Loan Modification Agreement, dated April 1, 2005 by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.
10.22(25)	Third Loan Modification Agreement (Exim), dated as of April 1, 2005, by and among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.
10.23(27)	Sixth Loan Modification Agreement, dated as of June 15, 2005, by and among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank
10.24(27)	Fourth Loan Modification Agreement—EXIM, dated as of June 15, 2005, by and among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank
10.25(27)	Partial Release and Acknowledgement Agreement, dated as of June 15, 2005, by and among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank

10.26(27)	Loan Agreement, dated as of June 15, 2005, among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the lenders named therein
10.27(27)	Security Agreement, dated as of June 15, 2005, between Aspen Technology Receivables II LLC and Guggenheim Corporate Funding, LLC
10.28(27)	Purchase and Sale Agreement, dated as of June 15, 2005, between Aspen Technology, Inc. and Aspen Technology Receivables I LLC
10.29(27)	Purchase and Resale Agreement, dated as of June 15, 2005, between Aspen Technology Receivables I LLC and Aspen Technology Receivables II LLC
10.30(24)	Non-Recourse Receivables Purchase Agreement, dated December 31, 2003, between Silicon Valley Bank and Aspen Technology, Inc.
10.31(26)	Second Amendment to Non-Recourse Receivables Purchase Agreement, dated as of September 30, 2004, by and between Silicon Valley Bank and Aspen Technology, Inc.
10.32(28)	Third Amendment to Non-Recourse Receivables Purchase Agreement, dated as of December 31, 2004, by and between Silicon Valley Bank and Aspen Technology, Inc.
10.33(29)	Fifth Amendment to Non-Recourse Receivables Purchase Agreement, dated as of March 31, 2005, by and between Silicon Valley Bank and Aspen Technology, Inc.
10.34(15)	Securities Purchase Agreement dated June 1, 2003 by and among Aspen Technology, Inc. and the Purchasers listed therein.
10.35(15)	Repurchase and Exchange Agreement dated as of June 1, 2003 by and among Aspen Technology, Inc. and the Holders named therein.
10.36(1)	Investor Rights Agreement dated as of August 14, 2003 by and among Aspen Technology, Inc. and the Stockholders Named therein.
10.37(1)	Management Rights Letter dated as of August 14, 2003 by and among Aspen Technology, Inc. and the entities named therein.
10.38(17)	Amended and Restated Registration Rights Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
10.39(10)	Equity Joint Venture Contract between Aspen Technology, Inc. and China Petrochemical Technology Company.
10.40(28)+

Purchase and Sale Agreement, dated October 6, 2004, by and among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd., and Hyprotech UK Ltd. (collectively, the “AspenTech Parties”) and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee (collectively, the “Honeywell Parties”).

10.41(28)+	Amendment No. 1 to the Purchase and Sale Agreement, dated October 6, 2004 by and among the AspenTech Parties and the Honeywell Parties.
10.42(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Aspen Technology, Inc. and Honeywell International, Inc.
10.43(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between AspenTech Canada Ltd. and Honeywell Limited-Honeywell Limitee.
10.44(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Hyprotech Company and Honeywell Limited-Honeywell Limitee.

10.45(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between AspenTech Ltd. and Honeywell Control Systems Limited.
10.46(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Hyprotech UK Ltd. and Honeywell Control Systems Limited.
10.47(10)*	1988 Non-Qualified Stock Option Plan, as amended.
10.48(18)*	1995 Stock Option Plan.
10.49(27)*	Amended and Restated 1995 Directors Stock Option Plan.
10.50(18)*	1995 Employees’ Stock Purchase Plan.
10.51(19)*	1998 Employees’ Stock Purchase Plan.
10.52(20)*	Amendment No. 1 to 1998 Employees’ Stock Purchase Plan.
10.53(21)*	1996 Special Stock Option Plan.
10.54*	Restated 2001 Stock Option Plan.
10.55(30)	2005 Stock Incentive Plan
10.56(10)*	Form of Employee Confidentiality and Non-Competition Agreement.
10.57(31)	Employment Agreement, dated as of December 7, 2004, between Aspen Technology, Inc. and Mark E. Fusco.
10.68(23)*	Employment Agreement, dated April 1, 2002, by and between Aspen Technology, Inc. and C. Steven Pringle
10.69(3)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and C. Steven Pringle.
10.70(23)*	Offer Letter, dated June 16, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.71(23)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.74(14)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and C. Steve Pringle.
10.75(14)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.76(14)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.77(32)*	Amendment No. 1 to Employment and Change of Control Agreement, dated as of October 28, 2005, between Aspen Technology, Inc. and Mark E. Fusco.
10.78(32)*	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan FY06
10.79(32)*	Aspen Technology, Inc. Operations Executives Plan FY06
10.80(33)*	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan FY07
10.81(33)*	Aspen Technology, Inc. Operations Executives Plan FY07
10.82(22)	Securities Purchase Agreement dated as of May 9, 2002 between Aspen Technology, Inc. and the Purchasers listed therein, and related Amendment dated June 5, 2002.

10.83(17)	Amended and Restated Securities Purchase Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
10.84	Tenth Loan Modification Agreement, dated as of September 14, 2006, between Silicon Valley Bank and Aspen Technology, Inc.
10.85	Sixth Loan Modification Agreement (EXIM) , dated as of September 14, 2006, between Silicon Valley Bank and Aspen Technology, Inc.
14.1(32)	Code of Conduct and Business Ethics
21.1	Subsidiaries of Aspen Technology, Inc.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in signature page to Form 10-K).
31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(10) Previously filed as an exhibit to the Registration Statement on Form S-1 of Aspen Technology, Inc. (Registration No. 33-83916) (filed on September 13, 1994), and incorporated herein by reference.

(11) Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2000, and incorporated herein by reference.

(12) Previously filed as an exhibit to the Registration Statement on Form S-1 of Aspen Technology, Inc. (Registration No. 33-88734) (filed on January 29, 1995), and incorporated herein by reference.

(13) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.

(14) Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2003, and incorporated herein by reference.

(15) Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. filed on June 2, 2003, and incorporated herein by reference.

(16) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended March 31, 2002, and incorporated herein by reference.

(17) Previously filed as an exhibit to the Current Report on Form 8-K filed by Aspen Technology, Inc. on March 19, 2002, and incorporated herein by reference.

(18) Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration No. 333-11651) (filed on September 9, 1996), and incorporated herein by reference.

(19) Previously filed as an exhibit to the Registration Statement on Form S-8 of Aspen Technology, Inc. (Registration No. 333-44575) (filed on January 20, 1998), and incorporated herein by reference.

(20) Previously filed as an exhibit to the Definitive Proxy Statement on Schedule 14A of Aspen Technology, Inc. filed November 13, 2000, and incorporated herein by reference.

(21) Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 1997, and incorporated herein by reference.

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

(25) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended March 31, 2005, and incorporated herein by reference.

(26) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Aspen Technology, Inc. for the fiscal quarter ended September 30, 2004, and incorporated herein by reference.

(27) Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc. dated June 15, 2005 (filed on June 20, 2005), and incorporated herein by reference.

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

(32) Previously filed as an exhibit to the Annual report on Form 10-K of Aspen Technology, Inc. for the year ended June 30, 2005, and incorporated herein by reference.

(33) Previously filed as an exhibit to the Current Report on Form 8-K of Aspen Technology, Inc., dated June 29, 2006 (filed on July 6, 2006), and incorporated herein by reference.

                 † Confidential treatment requested as to certain portions

                 * Management contract or compensatory plan