Form 10-K/A
period 2006-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2006-11-14
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

As of November 10, 2006, 53,519,072 shares of common stock were outstanding.

This Amendment No. 1 on Form 10-K/A, which we refer to as this Form 10-K/A, amends and restates portions of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as originally filed with the SEC on September 28, 2006, which we refer to as the original Form 10-K.

Aspen is our registered trademark.

This Form 10-K/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Readers are cautioned that all forward-looking statements involve risks and uncertainties, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” in the original Form 10-K. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and there can be no assurance that actual results will be the same as those indicated by the forward-looking statements included in this Form 10-K/A. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

i

EXPLANATORY NOTES

Purpose of this Form 10-K/A (Second Restatement)

In the course of preparing our condensed consolidated financial statements for the three months ended September 30, 2006, we identified errors in the accounting for stock-based compensation and certain revenue transactions in the fiscal year ended June 30, 2006. The stock-based compensation error was due to a calculation error associated with forfeiture rates upon the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123R), as of July 1, 2005.

In order to correct these errors, we are restating our financial statements for the fiscal year ended June 30, 2006 in order to reflect (a) additional stock-based compensation expense of approximately $1.4 million and (b) additional revenues of approximately $0.3 million. We refer to this as the second restatement. These errors had no effect on the fiscal year ended June 30, 2004 or 2005.

This Form 10-K/A is being filed for the purpose of restating our consolidated financial statements for the year ended June 30, 2006. See Note 17 to the consolidated financial statements under the caption “Second Restatement” for a discussion of the second restatement. This Form 10-K/A updates the information provided in Items 6, 7, 8, 9A and 15 of the original Form 10-K for the effects of the second restatement. This Form 10-K/A has not been updated for events occurring after the filing of the original Form 10-K, except to reflect the second restatement.

First Restatement

The following describes the first restatement reflected in the original Form 10-K. We refer to this as the first restatement. This description has not changed in any material respect from the explanatory note provided in the original Form 10-K.

In connection with the preparation of financial statements for the fiscal year ended June 30, 2006, a subcommittee of independent members of our board of directors reviewed our accounting treatment for all stock options granted since we completed our initial public offering in fiscal 1995. Based upon the subcommittee’s review, the Audit Committee and management determined that certain option grants during fiscal years 1995 through 2004 were accounted for improperly, and concluded that stock-based compensation associated with certain grants was misstated in fiscal years 1995 through 2005, and in the nine months ended March 31, 2006.  The subcommittee identified errors related to the determination of the measurement dates for grants of options allocated among a pool of employees when the specific number of options to be awarded to specific employees had not yet been finalized, and other measurement date errors.  As a result of the errors in determining measurement dates, we also recorded payroll withholding tax-related adjustments for certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations.  These options were determined to have been granted with an exercise price below the fair market value of our stock on the actual grant date, so do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to non-qualified status results in additional withholding taxes on exercise of those options.  We recorded estimated payroll withholding tax charges of $0.5 million, $0.2 million, and $1.2 million for the years ended June 30, 2004, 2005, and 2006, respectively, in connection with the disqualification of such ISO tax treatment.  The stock-based compensation charges, including the aforementioned withholding tax adjustments, increased net loss for the fiscal years ended June 30, 1997, 1998, 1999, 2000, 2001, 2002, 2003, 2004, 2005, and the nine months ended March 31, 2006 by $0.2 million, $1.5 million, $10.0 million, $7.0 million, $10.4 million, $11.5 million, $9.5 million, $7.2 million, $0.5 million, and $ 1.0 million, respectively.

In addition, as a result of the errors in determining measurement dates, certain options were determined to have been granted with an exercise price below the fair market value of our stock on the

ii

actual grant date.  These discounted options vesting subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which they vest.  We have concluded that it is probable we will either implement a plan to assist the affected employees for the amount of this tax, or adjust the terms of the original option grant which would also have financial statement ramifications.  As such, we recorded an estimated liability of approximately $1.0 million in the fourth quarter of fiscal 2006 in connection with this contingency.

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

As a result of the foregoing, we have restated our financial statements as of June 30, 2005 and for the fiscal years ended June 30, 2004 and 2005 in our consolidated financial statements, beginning on page F-3.  We show the effects of the first restatement on our financial statements for the years ended June 1999, 2000, 2001, 2002 and 2003 in Item 6, “Selected Financial Data.”  We show the effects of the first restatement on each of the quarters in the year ended June 30, 2005 and the first three quarters in the year ended June 30, 2006 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Data.”

We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the first restatement. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should not be relied upon.

iii

PART II

Item 6.                        Selected Financial Data

The following selected consolidated financial data have been derived from our consolidated financial statements. The financial information set forth below reflects the restatements of our financial statements as discussed in Note 17 of the Notes to Consolidated Financial Statements. These data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended June 30,
	2002			2003			2004	2005	2006
	As Previously Reported	Adjustments(3)	As Restated(2)	As Previously Reported	Adjustments(3)	As Restated(2)	As Restated(1)	As Restated(1)	As Restated(1)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$136,377	$—	$136,377	$162,354	$(270)	$162,084	$158,150	$129,621	$152,773
Service and other	186,005	—	186,005	184,102	—	184,102	174,296	140,373	140,814
Total revenues	322,382	—	322,382	346,456	(270)	346,186	332,446	269,994	293,587
Cost of revenues:
Cost of software licenses	11,830	—	11,830	13,916	—	13,916	15,577	16,864	16,805
Cost of service and other	118,772	4,121	122,893	106,868	3,381	110,249	101,823	82,744	72,690
Amortization of technology related intangible assets	5,042	—	5,042	8,219	—	8,219	7,270	7,112	7,070
Impairment of technology related intangible and computer software development assets	1,169	—	1,169	8,704	—	8,704	3,250	—	—
Total cost of revenues	136,813	4,121	140,934	137,707	3,381	141,088	127,920	106,720	96,565
Gross profit	185,569	(4,121)	181,448	208,749	(3,651)	205,098	204,526	163,274	197,022
Operating costs:
Selling and marketing	114,755	2,943	117,698	105,879	2,414	108,293	101,806	96,275	84,505
Research and development	74,176	1,943	76,119	65,143	1,595	66,738	60,111	47,276	44,322
General and administrative	29,673	2,487	32,160	29,644	2,125	31,769	34,347	49,277	42,482
Long-lived asset impairment charges	—	—	—	105,543	—	105,543	967	—	—
Restructuring charges and FTC legal costs	14,914	—	14,914	41,080	564	41,644	20,085	24,960	3,993
Charges for in-process research and development	14,900	—	14,900	—	—	—	—	—	—
Loss (gain) on sales and disposals of assets	(346)	—	(346)	(52)	—	(52)	(879)	14,314	898
Total operating costs	248,072	7,373	255,445	347,237	6,698	353,935	216,437	232,102	176,200
Income (loss) from operations	(62,503)	(11,494)	(73,997)	(138,488)	(10,349)	(148,837)	(11,911)	(68,828)	20,822
Interest income	6,209	—	6,209	8,191	—	8,191	7,296	6,204	5,034
Interest expense	(5,591)	—	(5,591)	(7,132)	—	(7,132)	(4,940)	(4,170)	(985)
Write-off of investments	(8,923)	—	(8,923)	—	—	—	—	—	—
Foreign currency exchange gain (loss)	(1,424)	—	(1,424)	(195)	(117)	(312)	1,009	(481)	1,076
Income (loss) before provision for (benefit from) income taxes and equity in earnings from joint ventures	(72,232)	(11,494)	(83,726)	(137,624)	(10,466)	(148,090)	(8,546)	(67,275)	25,947
Provision for income taxes	(3,599)	—	(3,599)	(1,076)	15	(1,061)	(20,158)	(3,499)	(8,706)
Equity in losses from joint ventures	(166)	—	(166)	(514)	—	(514)	(351)	—	—
Net income (loss)	(75,997)	(11,494)	(87,491)	(139,214)	(10,451)	(149,665)	(29,055)	(70,774)	17,241
Accretion of preferred stock discount and dividend	(6,301)	—	(6,301)	(9,184)	—	(9,184)	(6,358)	(14,450)	(15,383)
Income (loss) applicable to common stockholders	$(82,298)	$(11,494)	$(93,792)	$(148,398)	$(10,451)	$(158,849)	$(35,413)	$(85,224)	$1,858
Basic income (loss) per share applicable to common stockholders	$(2.55)	$(0.35)	$(2.90)	$(3.86)	$(0.27)	$(4.13)	$(0.87)	$(2.01)	$0.04
Diluted income (loss) per share applicable to common stockholders	$(2.55)	$(0.35)	$(2.90)	$(3.86)	$(0.27)	$(4.13)	$(0.87)	$(2.01)	$0.03
Weighted average shares outstanding—Basic	32,308	—	32,308	38,476	—	38,476	40,575	42,381	44,627
Weighted average shares outstanding—Diluted	32,308	—	32,308	38,476	—	38,476	40,575	42,381	53,771

	June 30,
	2002 As Restated(2)	2003 As Restated(2)	2004 As Restated(1)	2005 As Restated(1)	2006 As Restated(1)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$33,571	$51,567	$107,633	$68,149	$86,272
Working capital	43,607	36,476	14,926	2,856	25,499
Total assets	537,840	373,525	350,850	242,494	274,238
Long-term obligations, less current maturities	92,135	89,911	1,952	338	149
Redeemable convertible preferred stock	—	57,537	106,761	121,210	125,475
Total stockholders’ equity (deficit)	223,037	30,019	26,881	(51,617)	(21,631)

       (1) See Note 17 to the Notes to the Consolidated Financial Statements for a discussion of the restatements.

       (2) The restated amounts for these years are unaudited. The unaudited financial results for 1997 and 1998, which are not presented here, the unaudited financial results for 1999, 2000 and 2001, which are presented below in condensed form, and the selected consolidated financial data for 2002 and 2003, presented above, have been restated to reflect adjustments related to the restatement described in “Explanatory Notes—First Restatement” above, and in Note 17 of the Notes to Consolidated Financial Statements. The restatement adjustments affecting these periods primarily related to compensation expense associated with the stock option review, and result in an increased loss applicable to common stockholders for the fiscal years ended June 30, 1997, 1998, 1999, 2000, 2001, 2002 and 2003 of $0.2 million, $1.5 million, $10.0 million, $7.0 million, $10.4 million, $11.5 million and $10.5 million, respectively. In the consolidated financial statements for the year ended June 30, 2004 these cumulative amounts are reflected as adjustments to the beginning balances of the accumulated deficit of Stockholders’ Equity in the Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss).

       (3) The adjustments related to the year ended June 30, 2002 relate to compensation expense associated with the stock option review. Of the adjustments related to the year ended June 30, 2003, $9.5 million related to compensation expense associated with the stock option review and $1.0 million related to other adjustments.

Basic and diluted income (loss) per share and weighted average shares outstanding in the preceding table have been computed as described in note 2(i) to the Consolidated Financial Statements included elsewhere in this Form 10-K/A. We have never declared or paid cash dividends on our common stock.

Restatement of Financial Results for Periods Prior to Fiscal 2002

The financial information set forth below reflects the restatement of our financial statements for the years ended June 30, 1999, 2000 and 2001 for the items discussed in “Explanatory Notes—First Restatement” above and in Note 17 of the Notes to Consolidated Financial Statements. The restatement also affects periods prior to fiscal 1999, for which the impact on the net loss for these periods is approximately $1.7 million in the aggregate. All adjustments for these periods relate to compensation expense associated with the stock option review.

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

       (1) The Consolidated Financial Statements as of and for the years ended June 30, 1999, 2000 and 2001 were previously audited by Arthur Andersen LLP. The restated amounts for these years were derived from restated financial statements that have not been audited.

Restatement of Pro Forma Disclosures of Stock-Based Compensation for Periods Prior to Fiscal 2004

The financial information set forth below reflects the restatement of our pro forma disclosures made in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” for the years ended June 30, 1999, 2000, 2001, 2002 and 2003 for the items discussed in “Explanatory Notes—First Restatement” above and in Note 17 of the Notes to Consolidated Financial Statements.

	1999	2000	2001	2002	2003
	All amounts as restated
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

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatements discussed in Note 17 to the Consolidated Financial Statements.

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

Restatements of Financial Results

First Restatement

In connection with the preparation of financial statements for the fiscal year ended June 30, 2006, a subcommittee of independent members of our board of directors reviewed our accounting treatment for all stock options granted since we completed our initial public offering in fiscal 1995. Based upon the subcommittee’s review, the Audit Committee and management determined that certain option grants during fiscal years 1995 through 2004 were accounted for improperly, and concluded that stock-based compensation associated with certain grants was misstated in fiscal years 1995 through 2005, and in the nine months ended March 31, 2006.  The subcommittee identified errors related to the determination of the measurement dates for grants of options allocated among a pool of employees when the specific number of options to be awarded to specific employees had not yet been finalized, and other measurement date errors.  As a result of the errors in determining measurement dates, we also recorded payroll withholding tax-related adjustments for certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations.  These options were determined to have been granted with an exercise price below the fair market value of our stock on the actual grant date, so do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to non-qualified status results in additional withholding taxes on exercise of those options.  We recorded estimated payroll withholding tax charges of $0.5 million, $0.2 million, and $1.2 million for the years ended June 30, 2004, 2005, and 2006, respectively, in connection with the disqualification of such ISO tax treatment.  The stock-based compensation charges, including the aforementioned withholding tax adjustments, increased net loss for the fiscal years ended June 30, 1997, 1998, 1999, 2000, 2001, 2002, 2003, 2004, 2005, and the nine months ended March 31, 2006 by $0.2 million, $1.5 million, $10.0 million, $7.0 million, $10.4 million, $11.5 million, $9.5 million, $7.2 million, $0.5 million, and $ 1.0 million, respectively.

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

The restatement of prior year financial statements relating to option grants also includes the adjustments for other errors identified after the applicable period had been reported.  We refer to this as the first restatement. The adjustments for such other errors were not previously recorded because we believed the amount of any such errors, both individually and in the aggregate, were not material to our consolidated financial statements.  These errors related to the timing of revenue recognition, losses on sales and disposals of assets, interest income, and the calculation of foreign currency gains and losses.

Second Restatement

In the course of preparing the condensed consolidated financial statements for the three months ended September 30, 2006, we identified errors in the accounting for stock-based compensation and certain revenue transactions in the fiscal year ended June 30, 2006. The stock-based compensation error was due to a calculation error associated with forfeiture rates upon the adoption of SFAS No. 123R, as of July 1, 2005.

In order to correct these errors, we have restated our financial statements for the fiscal year ended June 30, 2006 in order to reflect (a) additional stock-based compensation expense of approximately $1.4 million and (b) additional revenues of approximately $0.3 million. We refer to this as the second restatement. These errors had no effect on the fiscal year ended June 30, 2004 or 2005.

Effects of Restatements

As a result of the foregoing, we have restated our financial statements as of June 30, 2005 and 2006 and for the fiscal years ended June 30, 2004, 2005 and 2006 in our consolidated financial statements, beginning on page F-3.  We show the effects of the first restatement on our financial statements for the years ended June 1999, 2000, 2001, 2002 and 2003 in Item 6, “Selected Financial Data.”  We show the effects of the restatements on each of the quarters in the years ended June 30, 2005 and 2006 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Data.”

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

Summary of Restructuring Accruals

Restructuring charges originally arising in Q4 FY05

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

Results of Operations

The following table sets forth the percentages of total revenues represented by certain consolidated statement of operations data for the periods indicated:

	Year Ended June 30,
	2004	2005	2006
Revenues:
Software licenses	47.6%	48.0%	52.0%
Service and other	52.4	52.0	48.0
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of software licenses	4.7	6.3	5.7
Cost of service and other	30.6	30.6	24.8
Amortization of technology related intangible assets	2.2	2.6	2.4
Impairment of technology related intangible and computer software development assets	1.0	—	—
Total cost of revenues	38.5	39.5	32.9
Gross margin	61.5	60.5	67.1
Operating costs:
Selling and marketing	30.6	35.7	28.7
Research and development	18.1	17.5	15.1
General and administrative	10.4	18.3	14.5
Long-lived asset impairment charges	0.3	—	—
Restructuring charges and FTC legal costs	6.0	9.2	1.4
Loss (gain) on sales and disposals of assets	(0.3)	5.3	0.3
Total operating costs	65.1	86.0	60.0
Income (loss) from operations	(3.6)	(25.5)	7.1
Interest income	2.2	2.3	1.6
Interest expense	(1.5)	(1.5)	(0.3)
Foreign currency exchange gain (loss)	0.3	(0.2)	0.4
Income (loss) before provision for income taxes and equity in earnings from joint ventures	(2.6)%	(24.9)%	8.8%

Comparison of Fiscal 2006 to Fiscal 2005

Revenues.   Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for fiscal 2006 increased 8.7% to $293.6 million from $270.0 million in fiscal 2005. Total revenues from customers outside the United States were $167.0 million or 56.9% of total revenues and $162.7 million or 60.3% of total revenues for fiscal 2006 and 2005, respectively. The geographical mix of revenues can vary from period to period.

Software license revenues represented 52.0% and 48.0% of total revenues for fiscal 2006 and 2005, respectively. Revenues from software licenses in fiscal 2006 increased 17.9% to $152.8 million from $129.6 million in fiscal 2005. Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. Our new customer base is less significant since we believe that we already have the significant players in the process industries as existing customers. We believe that the increase principally reflected strength in our energy end-market, as well as continued strength in our chemicals and engineering & construction end-markets, combined with the increased efforts and time that our management were able to dedicate to software license activities, and the increased willingness of our customers to make investments in our products, following the resolution of the Federal Trade Commission, or FTC, proceedings and the audit committee investigation in fiscal 2005.

Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other were relatively unchanged at $140.8 million for fiscal 2006 and $140.4 for fiscal 2005 as a 1.8% decline in the consulting services business was offset by a 1.5% increase in maintenance and training revenues. Consulting services declined due to the December 2004 sale of a portion of our consulting business to Honeywell, as part of our settlement with the FTC.

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

Cost of Service and Other.   Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for fiscal 2006 decreased 12.2% to $72.7 million from $82.7 million for fiscal 2005. Cost of service and other, as a percentage of revenues from service and other, decreased to 51.6% for fiscal 2006 from 58.9% for fiscal 2005. The decrease in cost is primarily due to decreased payroll costs of $8.9 million and decreased rent and facility costs of $3.5 million related to reductions in headcount and facility consolidations offset in part by increases of $3.1 million in reimbursable costs and a $2.1 million increase in stock-based compensation costs.

Amortization of Technology Related Intangible Assets.   Amortization of technology related intangible assets consists of the amortization from intangible assets obtained in acquisitions. These assets are generally being amortized over a period of three to five years. Amortization expense was $7.1 million in both fiscal 2006 and fiscal 2005.

Selling and Marketing.   Selling and marketing expenses for fiscal 2006 decreased 12.2% to $84.5 million from $96.3 million for fiscal 2005, declining as a percentage of total revenues to 28.7% from 35.7%. The reduction in cost is primarily due to a decrease in payroll costs of $4.0 million, lower rent and facility costs of $5.9 million, lower marketing and advertising costs of $2.2 million, lower travel expenses of $1.5 million and a $2.7 million decrease in advertising costs related to AspenWorld, which took place in October 2004, partially offset by a $3.1 million increase in stock-based compensation costs.

Research and Development.   Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Research and development expenses for fiscal 2006 decreased 6.2% to $44.3 million from $47.3 million for fiscal 2005, and decreased as a percentage of total revenues to 15.1% from 17.5%. The decrease is primarily attributable to a $0.7 million decrease in payroll costs, a $1.7 million reduction in consultant costs, a $1.0 million reduction in depreciation, and a $0.5 million decrease in rent and facility costs, partially offset by a $1.2 million decrease in software development costs eligible for capitalization and a $1.6 million increase in stock-based compensation costs.

We capitalized software development costs that amounted to 13.9% of our total engineering costs during fiscal 2006, as compared to 15.3% in fiscal 2005. These percentages will vary from quarter to quarter and year to year, depending upon the stage of development for the various projects in a given period.

General and Administrative.   General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, and outside professional fees. General and administrative expenses for fiscal 2006 decreased 13.8% to $42.5 million from $49.3 million for fiscal 2005, and decreased as a percentage of total revenues to 14.3% from 18.3%. This decrease is due to a $7.1 million reduction in legal, accounting and consulting costs associated with the internal investigation by the audit committee, a $1.9 million decrease in payroll costs, and a $1.0 million reduction in rent and facility costs, partially offset by a $3.3 million increase in stock-based compensation costs and increased recruiting costs of $0.7 million.

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

The following tables presents previously reported and restated quarterly consolidated statement of operations data for fiscal 2005 and 2006. These data are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of these data in accordance with US GAAP. See
“—Restatements of Financial Results” above and Note 17 to the Notes to the Consolidated Financial Statements for a discussion of the first and second restatements.

	Quarter ended September 30, 2004				Quarter ended December 31, 2004
		First Restatement				First Restatement
	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	As Restated (1)	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	As Restated (1)
(In thousands, except per share data)
Revenues:

Software licenses	$25,273	$—	$(220)	$25,053	$36,732	$—	$(116)	$36,616
Service and other	37,997	—	(70)	37,927	34,893	—	(70)	34,823
Total revenues	63,270	—	(290)	62,980	71,625	—	(186)	71,439
Cost of revenues:
Cost of software licenses	3,941	—	—	3,941	4,731	—	—	4,731
Cost of service and other	22,108	56	—	22,164	21,913	50	—	21,963
Amortization of technology related intangible assets	1,774	—	—	1,774	1,778	—	—	1,778
Total cost of revenues	27,823	56	—	27,879	28,422	50	—	28,472
Gross profit	35,447	(56)	(290)	35,101	43,203	(50)	(186)	42,967
Operating costs:
Selling and marketing	22,375	40	(12)	22,403	23,401	36	(12)	23,425
Research and development	12,183	26	(12)	12,197	11,574	23	(12)	11,585
General and administrative	10,427	30	2	10,459	12,694	27	2	12,723
Restructuring charges and FTC legal costs	21,508	—	—	21,508	219	—	—	219
Loss (gain) on sales and disposals of assets	(362)	—	—	(362)	5	—	—	5
Total operating costs	66,131	96	(22)	66,205	47,893	86	(22)	47,957
Income (loss) from operations	(30,684)	(152)	(268)	(31,104)	(4,690)	(136)	(164)	(4,990)
Interest income, net	654	—	9	663	657	—	9	666
Other income (expense), net	(393)	—	(40)	(433)	351	—	10	361
Income (loss) before provision for taxes	(30,423)	(152)	(299)	(30,874)	(3,682)	(136)	(145)	(3,963)
Benefit from (provision for) income taxes	340	—	4	344	573	—	2	575
Income (loss)	(30,083)	(152)	(295)	(30,530)	(3,109)	(136)	(143)	(3,388)
Accretion of preferred stock discount and dividend	(3,528)	—	—	(3,528)	(3,589)	—	—	(3,589)
Income (loss) applicable to common stockholders	$(33,611)	$(152)	$(295)	$(34,058)	$(6,698)	$(136)	$(143)	$(6,977)
Basic income (loss) per share applicable to common shareholders	$(0.80)	$(0.00)	$(0.01)	$(0.81)	$(0.16)	$(0.00)	$(0.01)	$(0.17)
Basic weighted average shares outstanding	41,796	—	—	41,796	42,153	—	—	42,153
Diluted income (loss) per share applicable to common shareholders	$(0.80)	$(0.00)	$(0.01)	$(0.81)	$(0.16)	$(0.00)	$(0.01)	$(0.17)
Diluted weighted average shares outstanding	41,796	—	—	41,796	42,153	—	—	42,153

	Quarter ended March 31, 2005				Quarter ended June 30, 2005
		First Restatement				First Restatement
	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	As Restated (1)	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	As Restated (1)
(In thousands, except per share data)
Revenues:

Software licenses	$31,097	$—	$(140)	$30,957	$36,131	$—	$864	$36,995
Service and other	33,121	—	(300)	32,821	34,323	—	479	34,802
Total revenues	64,218	—	(440)	63,778	70,454	—	1,343	71,797
Cost of revenues:
Cost of software licenses	4,035	—	—	4,035	4,157	—	—	4,157
Cost of service and other	19,215	45	—	19,260	19,402	38	(83)	19,357
Amortization of technology related intangible assets	1,778	—	—	1,778	1,782	—	—	1,782
Total cost of revenues	25,028	45	—	25,073	25,341	38	(83)	25,296
Gross profit	39,190	(45)	(440)	38,705	45,113	(38)	1,426	46,501
Operating costs:
Selling and marketing	24,299	32	(12)	24,319	26,112	28	(12)	26,128
Research and development	11,552	21	(12)	11,561	11,927	18	(12)	11,933
General and administrative	12,746	24	22	12,792	13,308	21	(26)	13,303
Restructuring charges and FTC legal costs	(97)	—	—	(97)	3,277	—	53	3,330
Loss (gain) on sales and disposals of assets	81	—	—	81	13,911	—	679	14,590
Total operating costs	48,581	77	(2)	48,656	68,535	67	682	69,284
Income (loss) from operations	(9,391)	(122)	(438)	(9,951)	(23,422)	(105)	744	(22,783)
Interest income, net	477	—	9	486	185	—	34	219
Other income (expense), net	(16)	—	3	(13)	676	—	(1,072)	(396)
Income (loss) before provision for taxes	(8,930)	(122)	(426)	(9,478)	(22,561)	(105)	(294)	(22,960)
Benefit from (provision for) income taxes	(1,133)	—	7	(1,126)	(3,556)	—	264	(3,292)
Income (loss)	(10,063)	(122)	(419)	(10,604)	(26,117)	(105)	(30)	(26,252)
Accretion of preferred stock discount and dividend	(3,630)	—	—	(3,630)	(3,703)	—	—	(3,703)
Income (loss) applicable to common stockholders	$(13,693)	$(122)	$(419)	$(14,234)	$(29,820)	$(105)	$(30)	$(29,955)
Basic income (loss) per share applicable to common shareholders	$(0.32)	$(0.00)	$(0.01)	$(0.33)	$(0.69)	$(0.00)	$(0.00)	$(0.70)
Basic weighted average shares outstanding	42,639	—	—	42,639	42,942	—	—	42,942
Diluted income (loss) per share applicable to common shareholders	$(0.32)	$(0.00)	$(0.01)	$(0.33)	$(0.69)	$(0.00)	$(0.00)	$(0.70)
Diluted weighted average shares outstanding	42,639	—	—	42,639	42,942	—	—	42,942

	Quarter ended September 30, 2005					Quarter ended December 31, 2005
		First Restatement		Second Restatement			First Restatement		Second Restatement
	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	Adjustments	As Restated (1)	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	Adjustments	As Restated (1)
(In thousands, except per share data)
Revenues:

Software licenses	$24,317	$—	$(280)	$—	$24,037	$41,690	$—	$180	$—	$41,870
Service and other	35,736	—	—	61	35,797	34,701	—	—	50	34,751
Total revenues	60,053	—	(280)	61	59,834	76,391	—	180	50	76,621
Cost of revenues:
Cost of software licenses	3,782	—	93	—	3,875	4,244	—	—	—	4,244
Cost of service and other	17,244	55	—	44	17,343	17,859	50	—	53	17,962
Amortization of technology related intangible assets	1,782	—	—	—	1,782	1,773	—	—	—	1,773
Total cost of revenues	22,808	55	93	44	23,000	23,876	50	—	53	23,979
Gross profit	37,245	(55)	(373)	17	36,834	52,515	(50)	180	(3)	52,642
Operating costs:
Selling and marketing	18,647	40	(12)	83	18,758	20,624	36	(12)	111	20,759
Research and development	10,134	26	(12)	35	10,183	11,771	23	(12)	44	11,826
General and administrative	10,185	30	106	138	10,459	9,884	27	—	181	10,092
Restructuring charges and FTC legal costs	2,199	—	—	—	2,199	995	—	—	—	995
Loss (gain) on sales and disposals of assets	61	—	—	—	61	316	—	—	—	316
Total operating costs	41,226	96	82	256	41,660	43,590	86	(24)	336	43,988
Income (loss) from operations	(3,981)	(151)	(455)	(239)	(4,826)	8,925	(136)	204	(339)	8,654
Interest income, net	151	—	665	—	816	244	—	510	—	754
Other income (expense), net	(663)	—	459	—	(204)	1,055	—	—	—	1,055
Income (loss) before provision for taxes	(4,493)	(151)	669	(239)	(4,214)	10,224	(136)	714	(339)	10,463
Benefit from (provision for) income taxes	(640)	—	(10)	—	(650)	(2,080)	—	(11)	—	(2,091)
Income (loss)	(5,133)	(151)	659	(239)	(4,864)	8,144	(136)	703	(339)	8,372
Accretion of preferred stock discount and dividend	(3,778)	—	—	—	(3,778)	(3,843)	—	—	—	(3,843)
Income (loss) applicable to common stockholders	$(8,911)	$(151)	$659	$(239)	$(8,642)	$4,301	$(136)	$703	$(339)	$4,529
Basic income (loss) per share applicable to common shareholders	$(0.21)	$(0.00)	$0.02	$(0.01)	$(0.20)	$0.10	$(0.00)	$0.01	$(0.01)	$0.10
Basic weighted average shares outstanding	43,237	—	—	—	43,237	43,753	—	—	—	43,753
Diluted income (loss) per share applicable to common shareholders	$(0.21)	$(0.00)	$0.02	$(0.01)	$(0.20)	$0.08	$(0.00)	$0.01	$(0.00)	$0.09
Diluted weighted average shares outstanding	43,237	—	—	—	43,237	52,765	—	—	—	52,762

	Quarter ended March 31, 2006					Quarter ended June 30, 2006
				Second			Second
		First Restatement		Restatement			Restatement
	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	Adjustments	As Restated (1)	As Previously Reported	Adjustments	As Restated (1)
Revenues:

Software licenses	$41,750	$—	$642	$—	$42,392	$44,387	$87	$44,474
Service and other	35,351	—	—	64	35,415	34,776	75	34,851
Total revenues	77,101	—	642	64	77,807	79,163	162	79,325
Cost of revenues:
Cost of software licenses	4,518	—	—	—	4,518	4,168	—	4,168
Cost of service and other	18,231	259	—	52	18,542	18,794	49	18,843
Amortization of technology related intangible assets	1,776	—	—	—	1,776	1,739	—	1,739
Total cost of revenues	24,525	259	—	52	24,836	24,701	49	24,750
Gross profit	52,576	(259)	642	12	52,971	54,462	113	54,575
Operating costs:
Selling and marketing	21,325	186	(2)	106	21,615	23,178	195	23,373
Research and development	11,844	122	(2)	41	12,005	10,245	63	10,308
General and administrative	9,498	135	32	112	9,777	12,019	135	12,154
Restructuring charges and FTC legal costs	534	—	—	—	534	265	—	265
Loss (gain) on sales and disposals of assets	103	—	—	—	103	418	—	418
Total operating costs	43,304	443	28	259	44,034	46,125	393	46,518
Income (loss) from operations	9,272	(702)	614	(247)	8,937	8,337	(280)	8,057
Interest income, net	558	—	499	—	1,057	1,422	—	1,422
Other income (expense), net	304	—	—	—	304	(79)	—	(79)
Income (loss) before provision for taxes	10,134	(702)	1,113	(247)	10,298	9,680	(280)	9,400
Benefit from (provision for) income taxes	(3,083)	—	(17)	—	(3,100)	(2,865)	—	(2,865)
Income (loss)	7,051	(702)	1,096	(247)	7,198	6,815	(280)	6,535
Accretion of preferred stock discount and dividend	(3,888)	—	—	—	(3,888)	(3,874)	—	(3,874)
Income (loss) applicable to common stockholders	$3,163	$(702)	$1,096	$(247)	$3,310	$2,941	$(280)	$2,661
Basic income (loss) per share applicable to common shareholders	$0.07	$(0.02)	$0.03	$(0.01)	$0.07	$0.06	$(0.00)	$0.06
Basic weighted average shares outstanding	44,561	—	—	—	44,561	46,989	—	46,989
Diluted income (loss) per share applicable to common shareholders	$0.06	$(0.02)	$0.02	$(0.00)	$0.06	$0.05	$(0.00)	$0.05
Diluted weighted average shares outstanding	55,497	—	—	—	55,497	58,646	—	58,646

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

Item 8.                        Financial Statements and Supplementary Data

The consolidated financial statements of Aspen Technology, Inc. are filed as a part of this Form 10-K/A beginning on page F-1 and are incorporated herein by reference.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures.   Our management, with the participation of our chief executive officer and our current chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006, the final day of the fiscal year covered by this Form 10-K/A. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, including our chief executive officer (who also was our then-acting chief financial officer), had previously concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2006 because of the existence of four material weaknesses described in 1) through 4) under “Management’s Report on Internal Control over Financial Reporting” in the original Form 10-K. In connection with the second restatement of our consolidated financial statements described in Note 17 to the consolidated financial statements, our current management, including our chief executive officer and our current chief financial officer, have determined that a new material weakness in internal control over the calculation and review of forfeiture rates affecting its stock-based compensation expense also existed as of June 30, 2006. In connection with this filing on Form 10-K/A management re-evaluated the effectiveness of disclosure controls and procedures and concluded that disclosure controls and procedures were not effective. Additionally, management has revised its report on internal control over financial reporting as described below.

Management’s Report on Internal Control Over Financial Reporting and Attestation of Independent Registered Public Accounting Firm (as Revised).   Management’s revised report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), including the description of material weaknesses in our internal control over financial reporting as of June 30, 2006 and the remedial measures we are undertaking to address those material weaknesses and the independent registered public accounting firm’s related audit report are included below.

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

During the first three quarters of the year ended June 30, 2006, we reported on Form 10-Q material changes made to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to address our previously reported material weaknesses. During the fourth quarter, management completed testing to assess the effectiveness of its remedial measures and based on that testing has concluded in the fourth quarter that three of the previously reported material weaknesses no longer constitute material weaknesses as of June 30, 2006.  For the three remaining items which management believes still constitute material weaknesses as of June 30, 2006, we have made changes in our internal controls over financial reporting as they relate to these control areas, but there continues to be additional work required for us to conclude that these control areas are operating such that they no longer constitute material weaknesses.

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

This material weakness over our period financial close process as of June 30, 2006 is discussed further in “Management’s Report on Internal Control Over Financial Reporting (as revised)” included below.

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

This material weakness over controls in our accounts receivable function to record customer invoice payments timely and accurately as of June 30, 2006 is discussed further in “Management’s Report on Internal Control Over Financial Reporting (as revised)” included below.

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

This material weakness over the accounting for income taxes as of June 30, 2006 is discussed further in “Management’s Report on Internal Control Over Financial Reporting (as revised)” included below.

In addition, during the fourth quarter, management identified one new material weakness in internal control over the accrual of goods and services received as of June 30, 2006. As a result, controls over the accrual of goods and services received were not effective as of June 30, 2006 to provide reasonable assurance that all goods and services received are being recorded timely and completely.

This material weakness over the accrual of goods and services received as of June 30, 2006 is discussed further in “Management’s Report on Internal Control Over Financial Reporting (as revised)” included below.

In November 2006, our current management, including our chief executive officer and our current chief financial officer, identified a new material weakness in internal control over the calculation and review of forfeiture rates affecting stock-based compensation expense for the year ended June 30, 2006. Specifically, we did not have effective operational and review controls in place to provide reasonable assurance that the calculation of stock-based compensation expense reflected accurate forfeiture rates under the provisions of FASB Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123R), which was adopted on July 1, 2005. This control deficiency resulted in the restatement of the consolidated financial statements for the year ended June 30, 2006 as described in Note 17 to the consolidated financial statements under the caption “Second Restatement.” This material weakness relating to the calculation and review of forfeiture rates affecting stock-based compensation expense for the year ended June 30, 2006 is discussed further in “Management’s Report on Internal Control Over Financial Reporting (as revised)” included below.

Remediation

Management has identified the following measures to address the material weaknesses described above and in Management’s Report on Internal Control Over Financial Reporting (as revised) included below.

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

•       Implement procedures to help ensure that the proper accounting of all complex non-routine transactions is researched, detailed in memoranda and reviewed by senior management prior to recording; and

•       Continue to assess the adequacy and expertise of the finance and accounting staff on a global basis.

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

In order to improve controls over the calculation and review of forfeiture rates affecting stock-based compensation expense we intend to:

•       Adjust the calculation methodology for our stock-based compensation expense to include accurate forfeiture rates under the provisions of SFAS No. 123R; and

•       Increase the level of management review of our stock-based compensation expense calculations to ensure forfeiture rates are accurately reflected under the provisions of SFAS No. 123R.

If the remedial measures described above are insufficient to address any of the five identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may be subject to class action litigation, and our common stock may be delisted from The Nasdaq Global Market. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our “internal control over financial reporting” that are required to be included in our annual reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reports.

Management’s Report on Internal Control over Financial Reporting (as Revised)

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

In connection with the original filing of our 2006 Annual Report filed on Form 10-K, management, including our chief executive officer (who was also our then-acting chief financial officer), assessed the effectiveness of our internal controls over financial reporting as of June 30, 2006. In connection with this assessment, we identified the following four material weaknesses in internal control over financial reporting as of June 30, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

1)              Inadequate and ineffective controls over the periodic financial close process

We did not have effective design or operational controls and procedures that provided reasonable assurance that financial statements could be prepared in accordance with generally accepted accounting principles. Specifically, we did not have adequate controls and procedures with respect to the (a) review of manual journal entries recorded at the consolidated level; (b) timely disposition of required adjustments identified through the period-end account analysis and reconciliation process, and (c) accounting for complex non-routine transactions. As a result of this identified weakness, material post closing adjustments were identified and posted to our books and records and financial statements. These adjustments, which are reflected in our financial statements as of and for the year ended June 30, 2006 (as set forth below and incorporated by reference in Item 8 of this Form 10-K/A), caused changes in assets, liabilities, stockholders’ equity, revenues, and expenses.

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

In November 2006, our current management, including our chief executive officer and our current chief financial officer identified a new material weakness in internal control over the calculation and review of forfeiture rates affecting stock-based compensation expense for the year ended June 30, 2006, described below. This control deficiency resulted in the restatement of the consolidated financial statements for the year ended June 30, 2006 as described in Note 17 to the consolidated financial statements under the caption “Second Restatement.”

5)              Inadequate and ineffective controls over the calculation and review of forfeiture rates affecting stock-based compensation expense

We did not have effective design or operational controls in place to provide reasonable assurance that the calculation of stock-based compensation expense reflected accurate forfeiture rates under the provisions of SFAS No. 123R, which was adopted on July 1, 2005. This control deficiency resulted in the restatement of the consolidated financial statements for the year ended June 30, 2006 as described in Note 17 to the consolidated financial statements under the caption “Second Restatement”.

In connection with management’s assessment of the effectiveness of internal control over financial reporting in the Company’s original filing of its 2006 Annual Report on Form 10-K, management, including our chief executive officer (who was our then-acting chief financial officer), had previously concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of June 30, 2006 because of the existence of the four material weaknesses described in 1) through 4) above. In connection with the restatement of the Company’s consolidated financial statements described in Note 17 to the consolidated financial statements under the caption “Second Restatement”, our current management, including our chief executive officer and our current chief financial officer, have determined that the material weakness described in 5) above over the calculation and review of forfeiture rates affecting stock-based compensation expense also existed as of June 30, 2006. Accordingly, management has revised this report on internal control over financial reporting to include the additional material weakness. In making this revised assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this revised assessment as of June 30, 2006, management has concluded that our internal control over financial reporting was not effective based on those criteria, because of the five material weaknesses described above.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on our revised assessment of our internal control over financial reporting. This report appears on page 35.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aspen Technology, Inc.:
Cambridge, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised), that Aspen Technology, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of the material weaknesses identified in management’s revised assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s revised assessment:

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

4.      Inadequate and ineffective controls over accrual of goods and services.

The Company did not have adequate design or operational controls in place to provide reasonable assurance that all goods and services received are being recorded timely and completely. As a result of these identified weaknesses, material post-closing adjustments were posted to the Company’s books and records and financial statements. These adjustments, which are reflected in the financial statements as of and for the year ended June 30, 2006, caused changes to unbilled services, property and leasehold improvements, accounts payable, service and other revenue, cost of services, and operating expenses. Such weaknesses could continue to impact the balances in all of the accounts previously mentioned.

5.      Inadequate and ineffective controls over the calculation and review of forfeiture rates affecting stock-based compensation.

The Company did not have effective design or operational controls in place to provide reasonable assurance that the calculation of stock-based compensation expense reflected accurate forfeiture rates under the provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based Payment, which was adopted on July 1, 2005. These identified weaknesses resulted in a material adjustment to increase stock-based compensation and additional paid-in capital. This material weakness contributed to the restatement of the previously reported consolidated financial statements for the year ended June 30, 2006, as discussed in Note 17 to the consolidated financial statements under the caption “Second Restatement”.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2006 (as restated), of the Company and this report does not affect our report on such restated financial statements.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2006 (as restated), of the Company and our report dated September 28, 2006 (November 14, 2006 as to the effects of the restatement discussed in Note 17 under the caption “Second Restatement”) expressed an unqualified opinion on those financial statements and includes explanatory paragraphs relating to the restatement of the Company’s consolidated financial statements described in Note 17 and the adoption of Statement of Financial Accounting Standard No. 123(R) Share-Based Payment described in Note 8.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
September 28, 2006 (November 14, 2006 as to the effects of the material weakness related to forfeiture rates used to calculate stock-based compensation expense discussed in Management’s Report on Internal Control over Financial Reporting (as revised))

PART IV

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

10.41(28)+	Amendment No. 1 to the Purchase and Sale Agreement, dated October 6, 2004 by and among the AspenTech Parties and the Honeywell Parties.
10.42(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Aspen Technology, Inc. and Honeywell International, Inc.
10.43(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between AspenTech Canada Ltd. and Honeywell Limited-Honeywell Limitee.
10.44(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Hyprotech Company and Honeywell Limited-Honeywell Limitee.
10.45(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between AspenTech Ltd. and Honeywell Control Systems Limited.
10.46(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Hyprotech UK Ltd. and Honeywell Control Systems Limited.
10.47(10)*	1988 Non-Qualified Stock Option Plan, as amended.
10.48(18)*	1995 Stock Option Plan.
10.49(27)*	Amended and Restated 1995 Directors Stock Option Plan.
10.50(18)*	1995 Employees’ Stock Purchase Plan.
10.51(19)*	1998 Employees’ Stock Purchase Plan.
10.52(20)*	Amendment No. 1 to 1998 Employees’ Stock Purchase Plan.
10.53(21)*	1996 Special Stock Option Plan.
10.54(34)*	Restated 2001 Stock Option Plan.
10.55(30)*	2005 Stock Incentive Plan.
10.56(10)*	Form of Employee Confidentiality and Non-Competition Agreement.
10.57(31)*	Employment Agreement, dated as of December 7, 2004, between Aspen Technology, Inc. and Mark E. Fusco.
10.58(23)*	Employment Agreement, dated April 1, 2002, by and between Aspen Technology, Inc. and C. Steven Pringle
10.59(3)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and C. Steven Pringle.
10.60(23)*	Offer Letter, dated June 16, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.61(23)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.62(14)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and C. Steve Pringle.
10.63(14)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.

10.64(14)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.65(32)*	Amendment No. 1 to Employment and Change of Control Agreement, dated as of October 28, 2005, between Aspen Technology, Inc. and Mark E. Fusco.
10.66(32)*	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan FY06
10.67(32)*	Aspen Technology, Inc. Operations Executives Plan FY06
10.68(33)*	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan FY07
10.69(33)*	Aspen Technology, Inc. Operations Executives Plan FY07
10.70(22)	Securities Purchase Agreement dated as of May 9, 2002 between Aspen Technology, Inc. and the Purchasers listed therein, and related Amendment dated June 5, 2002.
10.71(17)	Amended and Restated Securities Purchase Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
10.72(34)	Tenth Loan Modification Agreement, dated as of September 14, 2006, between Silicon Valley Bank and Aspen Technology, Inc.
10.73(34)	Sixth Loan Modification Agreement (EXIM) , dated as of September 14, 2006, between Silicon Valley Bank and Aspen Technology, Inc.
14.1(32)	Code of Conduct and Business Ethics
21.1(34)	Subsidiaries of Aspen Technology, Inc.
23.1	Consent of Deloitte & Touche LLP
24.1(34)	Power of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(34) Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2006 (filed on September 28, 2006), and incorporated herein by reference.

†                 Confidential treatment requested as to certain portions

*                 Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: November 14, 2006	By:	/s/ MARK E. FUSCO
Mark E. Fusco
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 14, 2006.

Signature	Title
/s/ MARK E. FUSCO
Mark E. Fusco	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ BRADLEY T. MILLER
Bradley T. Miller	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ STEPHEN M. JENNINGS
Stephen M. Jennings	Chairman of the Board of Directors
/s/ DONALD P. CASEY
Donald P. Casey	Director
/s/ GARY E. HAROIAN
Gary E. Haroian	Director
/s/ JOAN C. MCARDLE
Joan C. McArdle	Director
/s/ DAVID M. MCKENNA
David M. McKenna	Director
/s/ MICHAEL PEHL
Michael Pehl	Director

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

As discussed in Note 17, the accompanying consolidated financial statements have been restated.

As discussed in Note 8 to the consolidated financial statements, effective July 1, 2005 the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment, based on the modified prospective application transition method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 28, 2006 (November 14, 2006 as to the effect of the material weakness related to forfeiture rates used to calculate stock-based compensation expense discussed in Management’s Report on Internal Control over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
September 28, 2006 (November 14, 2006 as to the effects of the restatement discussed in Note 17 under the caption “Second Restatement”)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2005 (As restated, see Note 17)	2006 (As restated, see Note 17)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$68,149	$86,272
Accounts receivable, net of allowance for doubtful accounts of $4,653 in 2005 and $5,110 in 2006	52,102	55,654
Unbilled services	9,826	8,518
Current portion of long-term installments receivable, net of unamortized discount of $345 in 2005 and $650 in 2006	5,355	12,123
Deferred tax asset	692	—
Prepaid expenses and other current assets	11,299	8,813
Total current assets	147,423	171,380
Long-term installments receivable, net of unamortized discount of $2,846 in 2005 and $7,786 in 2006	18,445	35,681
Retained interest in sold receivables	16,667	19,010
Property and leasehold improvements, at cost:
Computer equipment	11,888	11,015
Purchased software	25,683	20,495
Furniture and fixtures	6,907	6,638
Leasehold improvements	5,503	5,747
	49,981	43,895
Less—Accumulated depreciation and amortization	39,025	35,544
	10,956	8,351
Computer software development costs, net of accumulated amortization of $37,734 in 2005 and $46,891 in 2006	17,411	15,456
Purchased intellectual property, net of accumulated amortization of $1,531 in 2005 and $2,096 in 2006	730	165
Other intangible assets, net of accumulated amortization of $35,339 in 2005 and $42,830 in 2006	12,123	5,131
Goodwill	14,729	14,917
Deferred tax asset	1,354	1,595
Other assets	2,656	2,552
	$242,494	$274,238
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term obligations	$1,042	$247
Accounts payable	5,086	4,613
Accrued expenses	80,593	77,033
Deferred revenue	57,846	63,988
Total current liabilities	144,567	145,881
Long-term obligations, less current portion	338	149
Deferred revenue, less current portion	2,093	2,609
Deferred tax liability	2,760	1,309
Other liabilities	23,143	20,446
Commitments and contingencies (Notes 11, 12, 13 and 14)	—	—
Series D redeemable convertible preferred stock, $0.10 par value—
Authorized—367,000 shares in 2005 and 2006
Issued and outstanding—363,364 shares in 2005 and 333,364 shares in 2006 (Liquidation preference of $139,470 as of June 30, 2006)	121,210	125,475
Stockholders’ equity (deficit):
Common stock, $0.10 par value— Authorized—120,000,000 shares Issued—43,299,816 shares in 2005 and 49,090,499 shares in 2006 Outstanding—43,066,352 shares in 2005 and 48,857,035 shares in 2006	4,330	4,909
Additional paid-in capital	402,799	430,811
Accumulated deficit	(458,366)	(456,508)
Deferred compensation	(414)	—
Accumulated other comprehensive income (loss)	547	(330)
Treasury stock, at cost—233,464 shares of common stock in 2005 and 2006	(513)	(513)
Total stockholders’ equity (deficit)	(51,617)	(21,631)
	$242,494	$274,238

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2004	2005	2006
	(As restated, see Note 17)	(As restated, see Note 17)	(As restated, see Note 17)
	(In thousands, except per share data)
Revenues:
Software licenses	$158,150	$129,621	$152,773
Service and other	174,296	140,373	140,814
Total revenues	332,446	269,994	293,587
Cost of revenues:
Cost of software licenses	15,577	16,864	16,805
Cost of service and other	101,823	82,744	72,690
Amortization of technology related intangible assets	7,270	7,112	7,070
Impairment of technology related intangible and computer software development assets	3,250	—	—
Total cost of revenues	127,920	106,720	96,565
Gross profit	204,526	163,274	197,022
Operating costs:
Selling and marketing	101,806	96,275	84,505
Research and development	60,111	47,276	44,322
General and administrative	34,347	49,277	42,482
Long-lived asset impairment charges	967	—	—
Restructuring charges and FTC legal costs	20,085	24,960	3,993
Loss (gain) on sales and disposals of assets	(879)	14,314	898
Total operating costs	216,437	232,102	176,200
Income (loss) from operations	(11,911)	(68,828)	20,822
Interest income	7,296	6,204	5,034
Interest expense	(4,940)	(4,170)	(985)
Foreign currency exchange gain (loss).	1,009	(481)	1,076
Income (loss) before provision for income taxes and equity in earnings from joint ventures	(8,546)	(67,275)	25,947
Provision for income taxes	(20,158)	(3,499)	(8,706)
Equity in losses from joint ventures	(351)	—	—
Net income (loss)	(29,055)	(70,774)	17,241
Accretion of preferred stock discount and dividend	(6,358)	(14,450)	(15,383)
Income (loss) attributable to common shareholders	$(35,413)	$(85,224)	$1,858
Basic income (loss) per share attributable to common shareholders	$(0.87)	$(2.01)	$0.04
Diluted income (loss) per share attributable to common shareholders	$(0.87)	$(2.01)	$0.03
Basic weighted average shares outstanding	40,575	42,381	44,627
Diluted weighted average shares outstanding	40,575	42,381	53,771

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)

	Common Stock						Treasury Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Number of Shares	Cost	Stockholders’ Equity (Deficit)	Total Comprehensive Income (Loss)
	(In thousands, except share data)
Balance, June 30, 2003 (As previously reported)	39,279,268	$3,929	$315,726	$(286,742)	$—	$(1,445)	233,464	$(513)	$30,955
Adjustments to beginning stockholders’ equity in connection with restatement (see Note 17)	—	—	56,214	(50,987)	(6,163)	—	—	—	(936)
Balance, June 30, 2003 (As Restated, See Note 17)	39,279,268	3,929	371,940	(337,729)	(6,163)	(1,445)	233,464	(513)	30,019
Issuance of common stock under employee stock purchase plans	976,960	98	2,924	—	—	—	—	—	3,022
Exercise of stock options	1,321,997	132	3,989	—	—	—	—	—	4,121
Unearned stock-based compensation (As Restated, See Note 17)	—	—	1,197	—	(1,197)	—	—	—	—
Stock-based compensation expense (As restated, see Note 17)	—	—	110	—	6,593	—	—	—	6,703
Exercise of warrant to purchase common stock	17,922	2	(2)	—	—	—	—	—	—
Issuance of common stock in settlement of Series B redeemable convertible preferred stock dividend	120,740	12	(12)	—	—	—	—	—	—
Accrual of Series B redeemable convertible preferred stock dividend	—	—	296	(296)	—	—	—	—	—
Accretion of discount on Series B redeemable convertible preferred stock.	—	—	—	(643)	—	—	—	—	(643)
Payment of dividend on Series B redeemable convertible preferred stock	—	—	(296)	—	—	—	—	—	(296)
Gain on retirement of Series B redeemable preferred stock	—	—	—	6,452	—	—	—	—	6,452
Record value of warrants issued in conjunction with the issuance of Series D redeemable convertible preferred stock	—	—	16,179	—	—	—	—	—	16,179
Accrual of Series D redeemable convertible preferred stock dividend.	—	—	—	(8,690)	—	—	—	—	(8,690)
Accretion of discount on Series D redeemableconvertible preferred stock.	—	—	—	(3,181)	—	—	—	—	(3,181)
Translation adjustment, not tax effected	—	—	—	—	—	2,250	—	—	2,250	$2,250
Net loss (As Restated, See Note 17)	—	—	—	(29,055)	—	—	—	—	(29,055)	(29,055)
Comprehensive loss for the year ended June 30, 2004 (As Restated, See Note 17										$(26,805)
Balance, June 30, 2004 (As Restated, See Note 17)	41,716,887	4,173	396,325	(373,142)	(767)	805	233,464	(513)	26,881
Issuance of common stock under employee stock purchase plans	315,751	31	1,822	—	—	—	—	—	1,853
Exercise of stock options	1,267,178	126	3,481	—	—	—	—	—	3,607
Stock-based compensation (As restated, see Note 17)	—	—	1,171	—	353	—	—	—	1,524
Accrual of Series D redeemable convertible preferred stock dividend.	—	—	—	(10,692)	—	—	—	—	(10,692)
Accretion of discount on Series D redeemable convertible preferred stock	—	—	—	(3,758)	—	—	—	—	(3,758)
Translation adjustment, not tax effected	—	—	—	—	—	(258)	—	—	(258)	$(258)
Net loss (As Restated, See Note 17)	—	—	—	(70,774)	—	—	—	—	(70,774)	(70,774)
Comprehensive loss for the year ended June 30, 2005 (As Restated, See Note 17).										$(71,032)
Balance, June 30, 2005 (As Restated, See Note 17)	43,299,816	4,330	402,799	(458,366)	(414)	547	233,464	(513)	(51,617)
Issuance of common stock under employee stock purchase plans	188,119	19	820	—	—	—	—	—	839
Exercise of stock options.	2,602,564	260	10,729	—	—	—	—	—	10,989
Conversion of Series D redeemable convertible preferred stock.	3,000,000	300	8,380	—	—	—	—	—	8,680
Accrual of Series D redeemable convertible preferred stock dividend	—	—	—	(11,518)	—	—	—	—	(11,518)
Accretion of discount on Series D redeemable convertible preferred stock	—	—	—	(3,865)	—	—	—	—	(3,865)
Elimination of deferred compensation upon the adoption of SFAS 123(R)	—	—	(414)	—	414	—	—	—	—
Stock-based compensation (As Restated, see Note 17).	—	—	8,378	—	—	—	—	—	8,378
Tax benefit from stock options	—	—	119	—	—	—	—	—	119
Translation adjustment, not tax effected	—	—	—	—	—	(877)	—	—	(877)	$(877)
Net income (As Restated, see Note 17)	—	—	—	17,241	—	—	—	—	17,241	17,241
Comprehensive income for the year ended June 30, 2006 (As Restated, see Note 17)										$16,364
Balance, June 30, 2006 (As Restated, see Note 17)	49,090,499	$4,909	$430,811	$(456,508)	$—	$(330)	233,464	$(513)	$(21,631)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2004	2005	2006
	(As restated, see Note 17)	(As restated, see Note 17)	(As restated, see Note 17)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(29,055)	$(70,774)	$17,241
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,863	24,891	22,381
Loss on securitization of installments receivable	—	14,585	—
Stock-based compensation	6,703	1,524	8,230
Accretion of discount on retained interest in sold receivables.	—	(40)	(2,343)
Asset impairment charges and write-offs under restructuring charges	6,018	1,190	—
(Gain) loss on the disposal of property	(170)	(271)	898
Gain on repurchase of convertible debt	(299)	—	—
Deferred income taxes	4,204	(1,276)	(999)
Changes in assets and liabilities:
Accounts receivable	27,057	(1,230)	(4,540)
Unbilled services	604	5,704	1,168
Prepaid expenses and other current assets	3,476	(1,374)	2,387
Long-term installments receivable, including proceeds from securitization	15,233	39,735	(23,729)
Accounts payable and accrued expenses	5,458	(2,080)	(4,688)
Deferred revenue	(20,718)	3,697	6,608
Other liabilities	(4,482)	11,651	(2,697)
Net cash provided by operating activities	40,892	25,932	19,917
Cash flows from investing activities:
Purchase of property and leasehold improvements	(2,711)	(5,160)	(3,457)
Proceeds from sale of property	1,096	1,954	—
Capitalized computer software development costs	(8,247)	(8,545)	(7,111)
(Increase) decrease in other assets	2,432	(59)	104
Cash used in the purchase of businesses, net of cash acquired	(200)	—	—
Net cash used in investing activities	(7,630)	(11,810)	(10,464)
Cash flows from financing activities:
Issuance of Series D redeemable convertible preferred stock and common stock warrants, net of issuance costs	89,341	—	—
Retirement of Series B redeemable convertible preferred stock	(30,000)	—	—
Payment of convertible preferred stock dividends	(296)	—	(2,439)
Payment of amounts owed to Accenture	(10,068)	—	—
Issuance of common stock under employee stock purchase plans	3,022	1,853	839
Exercise of stock options and warrants	4,121	3,607	10,989
Tax benefit from stock options.	—	—	119
Payments of long-term debt and capital lease obligations	(4,733)	(2,436)	(984)
Repayment of convertible debt	(29,196)	(56,745)	—
Net cash provided by (used in) financing activities	22,191	(53,721)	8,524
Effect of exchange rate changes on cash and cash equivalents	613	115	146
Increase (decrease) in cash and cash equivalents	56,066	(39,484)	18,123
Cash and cash equivalents, beginning of year	51,567	107,633	68,149
Cash and cash equivalents, end of year	$107,633	$68,149	$86,272
Supplemental disclosure of cash flow information:
Income taxes paid	$6,569	$2,700	$7,821
Interest paid	$5,967	$4,116	$1,240
Supplemental disclosure of non-cash financing activities:
Accretion of discount on Series D redeemable convertible preferred stock	$3,181	$3,758	$3,865
Accrual of dividend on Series D redeemable convertible preferred stock	$8,690	$10,692	$11,518
Issuance of common stock in settlement of Series B convertible preferred stock dividend	$598	$—	$—
Issuance of common stock in conversion of Series D redeemable convertible preferred stock	$—	$—	$8,680
Non-cash purchases of property	$96	$72	$107
Supplemental disclosure of cash flows related to acquisition:
Fair value of assets acquired, excluding cash	$525	$—	$—
Payment in connection with the acquisition, net of cash acquired	(200)	—	—
Liabilities assumed	$325	$—	$—

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

	Years Ended June 30,
	2004	2005	2006
Income (loss) attributable to common shareholders	$(35,413)	$(85,224)	$1,858
Basic weighted average common shares outstanding	40,575	42,381	44,627
Weighted average potential common shares	—	—	9,144
Diluted weighted average shares outstanding	40,575	42,381	53,771
Basic income (loss) per share attributable to common shareholders	$(0.87)	$(2.01)	$0.04
Diluted income (loss) per share attributable to common shareholders	$(0.87)	$(2.01)	$0.03

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

The Company has elected the modified prospective transition method for adopting SFAS 123(R), and consequently prior periods have not been modified. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e, Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) as disclosed in previous filings. Under the provisions of SFAS 123(R), the Company recorded $8.4 million of stock-based compensation for the year ended June 30, 2006, respectively, included in the following categories (in thousands):

Recorded as expense:
Cost of service and other	$1,442
Selling and marketing	2,534
Research and development	1,239
General and administrative	3,015
8,230
Capitalized computer software development costs:.	148
Total stock-based compensation	$8,378

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

In December 2000, the shareholders approved the establishment of the 2001 Stock Option Plan (the 2001 Plan), which provides for the issuance of incentive stock options and nonqualified options. Under the 2001 Plan, the Board of Directors may grant stock options to purchase up to an aggregate of 4,000,000 shares of common stock. At July 1, 2002, July 1, 2003 and July 1, 2004, the 2001 Plan was expanded to cover an additional 5% of the outstanding shares on the preceding June 30, rounded down to the nearest number divisible by 10,000. In no event, however, may the number of shares subject to incentive options under the 2001 Option Plan exceed 8,000,000 unless the 2001 Plan is amended and approved by the shareholders. As of June 30, 2006, there were 786,950 shares of common stock available for grant under the 2001 Plan.

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

Income (loss) before provision for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2004	2005	2006
Domestic	$(9,834)	$(66,232)	$15,991
Foreign	1,288	(1,043)	9,956
Total	$(8,546)	$(67,275)	$25,947

The provisions for income taxes shown in the accompanying consolidated statements of operations are composed of the following (in thousands):

	Years Ended June 30,
	2004	2005	2006
Federal—
Current	$—	$—	$—
Deferred	20,333	45	—
State—
Current	739	778	990
Deferred	1,823	—	—
Foreign—
Current	14,205	4,028	8,718
Deferred	(16,942)	(1,352)	(1,002)
	$20,158	$3,499	$8,706

The provision for income taxes differs from that based on the federal statutory rate due to the following (in thousands):

	Years Ended June 30,
	2004	2005	2006
Federal tax at statutory rate	$(2,991)	$(23,546)	$9,081
State income tax, net of federal tax benefit	1,688	—	566
Utilization of net operating loss carryforward.	—	—	(5,711)
Tax effect resulting from foreign activities	(8,614)	1,399	2,114
Tax credits generated	(1,193)	(1,397)	(1,000)
Permanent differences, net	1,337	425	3,408
Expiration of tax attributes	—	12,410	(48)
Provision for tax contingencies.	4,319	541	2,317
Valuation allowance	25,612	13,667	(2,021)
Provision for income taxes	$20,158	$3,499	$8,706

The approximate tax effect of each type of temporary difference and carry forward is as follows (in thousands):

	June 30,
	2005	2006
Deferred tax assets:
Revenue related	$456	$—
Federal and state tax credits	14,023	12,531
Federal and state loss carryforwards	42,288	47,014
Foreign loss carryforwards	7,150	5,087
Restructuring accruals	21,004	18,301
Other reserves and accruals	13,552	10,281
Intangible assets	5,838	6,059
Property, plant and equipment	2,089	2,505
Other temporary differences	257	2,407
	106,657	104,185
Valuation allowance	(104,611)	(102,590)
	2,046	1,595
Deferred tax liabilities:
Revenue related	—	(33)
Intangible assets	(2,760)	(1,282)
Property, plant and equipment	—	(38)
Other temporary differences.	—	44
	(2,760)	(1,309)
Net deferred tax assets (liabilities)	$(714)	$286

As of June 30, 2006, the Company had net operating loss (NOL) carryforwards for U.S. federal and state income tax purposes of approximately $149.2 million and $51.7 million, respectively, and foreign net operating loss carryforwards of approximately $17.1 million. The Company had federal tax credits and state tax credits of approximately $14.5 million and $3.6 million, respectively. The tax credits and NOL carryforwards expire at various dates from 2007 through 2025. The Company has determined that it underwent an ownership change (as defined under section 382 of the Internal Revenue Code of 1986, as amended) during the year ended June 30, 2004. As such, the recognition of the Company’s federal NOLs and tax credits may be limited. Moreover, an ownership change might have also occurred under the laws of certain states and foreign countries in which the Company has generated NOLs and tax credits. Accordingly, it is possible that these NOL and tax credits could also be limited under rules similar to those of section 382. Due to the uncertainty surrounding the realization and timing of these tax attributes, the Company has recorded a valuation allowance of approximately $104.6 million and $102.6 million as of June 30, 2005 and 2006, respectively.

(11) Operating Leases

The Company leases its facilities and various office equipment under noncancelable operating leases with terms in excess of one year. Rent expense charged to operations was approximately $11.7 million, $9.3 million and $7.5 million for the years ended June 30, 2004, 2005 and 2006, respectively. Future minimum lease payments under these leases as of June 30, 2006, net of sub-lease income of $1.8 million, $1.8 million, $0.7 million, $0.6 million, and $0.4 million for the years ended June 30, 2007, 2008, 2009, 2010, and 2011, respectively, are as follows (in thousands):

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

Ongoing Retained Interests

The Company values its retained interest in sold receivables in accordance with the guidance of EITF No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets.”  Accordingly, its retained interest is being accreted through interest income over the anticipated life of the retained interest. The accretion methodology is assessed quarterly and any diminution in value is recoded directly to the statement of operations.

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

The following table presents a summary of operating segments (in thousands):

	License	Consulting Services	Maintenance and Training	Total
Year ended June 30, 2004—
Revenues from external customers	$158,150	$96,512	$77,784	$332,446
Controllable expenses	66,119	69,854	14,323	150,296
Controllable margin(1)	$92,031	$26,658	$63,461	$182,150
Year ended June 30, 2005—
Revenues from external customers	$129,621	$65,248	$75,125	$269,994
Controllable expenses	63,117	53,835	16,299	133,251
Controllable margin(1)	$66,504	$11,413	$58,826	$136,743
Year ended June 30, 2006—
Revenues from external customers	$152,773	$64,358	$76,456	$293,587
Controllable expenses	64,556	47,093	14,715	126,364
Controllable margin(1)	$88,217	$17,265	$61,741	$167,223

(1)          The Controllable Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation:

	Years Ended June 30
	2004	2005	2006
	(In thousands)
Total controllable margin for reportable segments	$182,150	$136,743	$167,223
Selling and marketing	(90,907)	(80,349)	(70,716)
General and administrative and overhead	(79,731)	(85,948)	(70,794)
Asset impairment charges	(4,217)	—	—
Restructuring charges and FTC legal costs	(20,085)	(24,960)	(3,993)
Gain (loss) on sales and disposals of assets	879	(14,314)	(898)
Interest and other income and expense	3,365	1,553	5,125
Income (loss) before (provision for) benefit from income taxes and equity in earnings from joint ventures	$(8,546)	$(67,275)	$25,947

Geographic Information:

Domestic and export sales as a percentage of total revenues are as follows:

	Years Ended June 30,
	2004	2005	2006
United States	42.8%	39.7%	42.9%
Europe	33.0	37.2	30.5
Japan	4.6	5.8	5.3
Other	19.6	17.3	21.3
	100.0%	100.0%	100.0%

During the years ended June 30, 2004, 2005 and 2006 there were no customers that individually represented greater than 10% of the Company’s total revenue.

The Company has long-lived assets of approximately $33.8 million that reside in the United States, and $10.2 million that reside in other geographic locations as of June 30, 2006.

Revenues for the Company’s North American, European and Asian operations are as follows for the years ended June 30 (in thousands). The Company has intercompany distribution arrangements with its subsidiaries. The basis for these arrangements, disclosed below as transfers between geographic locations, is cost plus a specified percentage for services and a commission rate for sales generated in the geographic region.

	North America	Europe	Asia	Eliminations	Consolidated
2004	$240,280	$83,427	$16,825	$(8,086)	$332,446
2005	$180,465	$75,035	$17,916	$(3,422)	$269,994
2006	$216,027	$60,201	$19,165	$(1,806)	$293,587

(17)  Restatements of Consolidated Financial Statements

First Restatement

In connection with the preparation of consolidated financial statements for the fiscal year ended June 30, 2006, a subcommittee of independent members of the board of directors reviewed the Company’s accounting treatment for all stock options granted since the Company completed its initial public offering in fiscal 1995. Based upon the subcommittee’s review, the Audit Committee and Company management determined that certain option grants during fiscal years 1995 through 2004 were accounted for improperly, and concluded that stock-based compensation associated with certain grants was misstated in fiscal years 1995 through 2005, and in the nine months ended March 31, 2006. The subcommittee identified errors related to the determination of the measurement dates for grants of options allocated among a pool of employees when the specific number of options to be awarded to specific employees had not yet been finalized, and other measurement date errors. As a result of the errors in determining measurement dates, the Company has also recorded payroll withholding tax-related adjustments for certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations. These options were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the actual grant date, so do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to non-qualified status results in additional withholding taxes on exercise of those options. The Company recorded estimated payroll withholding tax charges of $0.5 million, $0.2 million, and $1.2 million for the years ended June 30, 2004, 2005, and 2006, respectively, in connection with the disqualification of such ISO tax treatment. The stock-based compensation charges, including the aforementioned withholding tax adjustments, increased the net loss by $7.2 million and $0.5 million for the years ended June 30, 2004 and 2005, and resulted in compensation charges totaling $50.1 million for the periods prior to fiscal 2004, which is reflected in the July 1, 2003 beginning accumulated deficit.

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

The restatement of prior year financial statements also includes the adjustments for other errors identified after the applicable period had been originally reported. Such errors were not previously recorded because the Company believed the amount of any such errors, both individually and in the aggregate, were not material to the Company’s consolidated financial statements. These errors related to the timing of revenue recognition, losses on sales and disposals of assets, interest income, and the calculation of foreign currency gains and losses.

Second Restatement

Subsequent to the issuance of the consolidated financial statements for the fiscal year ended June 30, 2006, and in the course of preparing the condensed consolidated financial statements for the three months ended September 30, 2006, the Company identified errors in the accounting for stock-based compensation and certain revenue transactions in the fiscal year ended June 30, 2006. The stock-based compensation error was due to a calculation error associated with forfeiture rates upon the adoption of SFAS No. 123R, as of July 1, 2005.

In order to correct these errors, the Company has restated its financial statements for the fiscal year ended June 30, 2006 in order to reflect (a) additional stock-based compensation expense of approximately $1.4 million and (b) additional revenues of approximately $0.3 million. These errors had no effect on the fiscal year ended June 30, 2004 or 2005.

Effects of Restatements

As a result of the foregoing, the Company has restated its financial statements as of June 30, 2005 and 2006 and for the fiscal years ended June 30, 2004, 2005 and 2006. The first restatement also affected periods prior to fiscal 2004.

Revenue and Expense Adjustments

Set forth below are the adjustments to the Company’s previously issued statements of operations for the fiscal years ended June 30, 2004, 2005 and 2006 (amounts in thousands).

	Year ended June 30, 2004				Year ended June 30, 2005				Year ended June 30, 2006
		First Restatement				First Restatement				Second Restatement
	As Previously	Stock-based Compensation and Related Payroll Withholding Tax	Other	As	As Previously	Stock-based Compensation and Related Payroll Withholding Tax	Other	As	As Previously		As
	Reported	Adjustments	Adjustments	Restated	Reported	Adjustments	Adjustments	Restated	Reported	Adjustments	Restated
Revenues:

Software licenses	$158,661	$—	$(511)	$158,150	$129,233	$—	$388	$129,621	152,686	$87	$152,773
Service and other	174,335	—	(39)	174,296	140,334	—	39	140,373	140,564	250	140,814
Total revenues	332,996	—	(550)	332,446	269,567	—	427	269,994	293,250	337	293,587
Cost of revenues:
Cost of software licenses	15,577	—	—	15,577	16,864	—	—	16,864	16,805	—	16,805
Cost of service and other	99,183	2,557	83	101,823	82,638	189	(83)	82,744	72,492	198	72,690
Amortization of technology related intangible assets	7,270	—	—	7,270	7,112	—	—	7,112	7,070	—	7,070
Impairment of technology related intangible and computer software development assets	3,250	—	—	3,250	—	—	—	—	—	—	—
Total cost of revenues	125,280	2,557	83	127,920	106,614	189	$(83)	106,720	96,367	198	96,565
Gross profit	207,716	(2,557)	(633)	204,526	162,953	(189)	510	163,274	196,883	139	197,022
Operating costs:
Selling and marketing	100,028	1,826	(48)	101,806	96,187	136	(48)	96,275	84,010	495	84,505
Research and development	58,955	1,204	(48)	60,111	47,236	88	(48)	47,276	44,139	183	44,322
General and administrative	32,727	1,612	8	34,347	49,175	102	—	49,277	41,916	566	42,482
Long-lived asset impairment charges	967	—	—	967	—	—	—	—	—	—	—
Restructuring charges and FTC legal costs	20,085	—	—	20,085	24,907	—	53	24,960	3,993	—	3,993
Loss (gain) on sales and disposals of assets	(879)	—	—	(879)	13,635	—	679	14,314	898	—	898
Total operating costs	211,883	4,642	(88)	216,437	231,140	326	636	232,102	174,956	1,244	176,200
Income (loss) from operations	(4,167)	(7,199)	(545)	(11,911)	(68,187)	(515)	(126)	(68,828)	21,927	(1,105)	20,822
Interest income	7,296	—	—	7,296	6,143	—	61	6,204	5,034	—	5,034
Interest expense	(4,940)	—	—	(4,940)	(4,170)	—	—	(4,170)	(985)	—	(985)
Foreign currency exchange gain (loss)	252	—	757	1,009	618	—	(1,099)	(481)	1,076	—	1,076
Income (loss) before provision for income taxes and equity in earnings from joint ventures	(1,559)	(7,199)	212	(8,546)	(65,596)	(515)	(1,164)	(67,275)	27,052	(1,105)	25,947
Provision for income taxes	(19,896)	—	(262)	(20,158)	(3,776)	—	277	(3,499)	(8,706)	—	(8,706)
Equity in losses from joint ventures	(351)	—	—	(351)	—	—	—	—	—	—	—
Net income (loss)	(21,806)	(7,199)	(50)	(29,055)	(69,372)	(515)	(887)	(70,774)	18,346	(1,105)	17,241
Accretion of preferred stock discount and dividend	(6,358)	—	—	(6,358)	(14,450)	—	—	(14,450)	(15,383)	—	(15,383)
Income (loss) attributable to common shareholders	$(28,164)	$(7,199)	$(50)	$(35,413)	$(83,822)	$(515)	$(887)	$(85,224)	$2,963	$(1,105)	$1,858
Basic income (loss) per share attributable to common shareholders	$(0.69)	$(0.18)	$(0.00)	$(0.87)	$(1.98)	$(0.01)	$(0.02)	$(2.01)	$0.07	$(0.03)	$0.04
Diluted income (loss) per share attributable to common shareholders	$(0.69)	$(0.18)	$(0.00)	$(0.87)	$(1.98)	$(0.01)	$(0.02)	$(2.01)	$0.06	$(0.03)	$0.03
Basic weighted average shares outstanding	40,575	—	—	40,575	42,381	—	—	42,381	44,627	—	44,627
Diluted weighted average shares outstanding	40,575	—	—	40,575	42,381	—	—	42,381	53,771	—	53,771

Balance Sheet Adjustments

The following is a summary of the impact of the financial statement adjustments on the Company’s previously reported consolidated balance sheets as of June 30, 2005 and 2006 (in thousands).

	June 30, 2005			June 30, 2006
	As Previously	First Restatement	As	As Previously	Second Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Assets:
Accounts receivable, net of allowance for doubtful accounts	$52,254	$(152)	$52,102	$55,654	$—	$55,654
Prepaid expenses and other current assets	11,483	(184)	11,299	8,813	—	8,813
Total current assets	147,759	(336)	147,423	171,380	—	171,380
Long-term installments receivable	19,425	(980)	18,445	35,681	—	35,681
Property and leasehold improvements, net of accumulated depreciation	11,388	(432)	10,956	8,351	—	8,351
Total assets	244,242	(1,748)	242,494	274,238	—	274,238
Liabilities:
Accrued expenses	79,321	1,272	80,593	77,033	—	77,033
Deferred revenue	58,334	(488)	57,846	64,238	(250)	63,988
Total current liabilities	143,783	784	144,567	146,131	(250)	145,881
Stockholders’ equity (deficit):
Additional paid-in capital	345,278	57,521	402,799	429,456	1,355	430,811
Accumulated deficit	(398,727)	(59,639)	(458,366)	(455,403)	(1,105)	(456,508)
Deferred compensation	—	(414)	(414)	—	—	—
Total stockholders’ equity (deficit)	(49,085)	(2,532)	(51,617)	(21,881)	250	(21,631)
Total liabilities and stockholders’ equity (deficit)	244,242	(1,748)	242,494	274,238	—	274,238

EXHIBIT INDEX

3.1(1)	Certificate of Incorporation of Aspen Technology, Inc., as amended.
3.2(2)	By-laws of Aspen Technology, Inc.
4.1(3)	Specimen Certificate for Shares of Aspen Technology, Inc.’s common stock, $.10 par value.
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

10.41(28)+	Amendment No. 1 to the Purchase and Sale Agreement, dated October 6, 2004 by and among the AspenTech Parties and the Honeywell Parties.
10.42(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Aspen Technology, Inc. and Honeywell International, Inc.
10.43(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between AspenTech Canada Ltd. and Honeywell Limited-Honeywell Limitee.
10.44(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Hyprotech Company and Honeywell Limited-Honeywell Limitee.

10.45(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between AspenTech Ltd. and Honeywell Control Systems Limited.
10.46(28)+	Hyprotech License Agreement, dated as of December 23, 2004, by and between Hyprotech UK Ltd. and Honeywell Control Systems Limited.
10.47(10)*	1988 Non-Qualified Stock Option Plan, as amended.
10.48(18)*	1995 Stock Option Plan.
10.49(27)*	Amended and Restated 1995 Directors Stock Option Plan.
10.50(18)*	1995 Employees’ Stock Purchase Plan.
10.51(19)*	1998 Employees’ Stock Purchase Plan.
10.52(20)*	Amendment No. 1 to 1998 Employees’ Stock Purchase Plan.
10.53(21)*	1996 Special Stock Option Plan.
10.54(34)*	Restated 2001 Stock Option Plan.
10.55(30)*	2005 Stock Incentive Plan
10.56(10)*	Form of Employee Confidentiality and Non-Competition Agreement.
10.57(31)*	Employment Agreement, dated as of December 7, 2004, between Aspen Technology, Inc. and Mark E. Fusco.
10.58(23)*	Employment Agreement, dated April 1, 2002, by and between Aspen Technology, Inc. and C. Steven Pringle
10.59(3)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and C. Steven Pringle.
10.60(23)*	Offer Letter, dated June 16, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.61(23)*	Letter Agreement, dated June 24, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.62(14)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and C. Steve Pringle.
10.63(14)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Charles F. Kane.
10.64(14)*	Letter Amendment, dated August 18, 2003, by and between Aspen Technology, Inc. and Manolis Kotzabasakis.
10.65(32)*	Amendment No. 1 to Employment and Change of Control Agreement, dated as of October 28, 2005, between Aspen Technology, Inc. and Mark E. Fusco.
10.66(32)*	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan FY06
10.67(32)*	Aspen Technology, Inc. Operations Executives Plan FY06
10.68(33)*	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan FY07
10.69(33)*	Aspen Technology, Inc. Operations Executives Plan FY07
10.70(22)	Securities Purchase Agreement dated as of May 9, 2002 between Aspen Technology, Inc. and the Purchasers listed therein, and related Amendment dated June 5, 2002.

10.71(17)	Amended and Restated Securities Purchase Agreement dated as of March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.
10.72(34)	Tenth Loan Modification Agreement, dated as of September 14, 2006, between Silicon Valley Bank and Aspen Technology, Inc.
10.73(34)	Sixth Loan Modification Agreement (EXIM) , dated as of September 14, 2006, between Silicon Valley Bank and Aspen Technology, Inc.
14.1(32)	Code of Conduct and Business Ethics
21.1(34)	Subsidiaries of Aspen Technology, Inc.
23.1	Consent of Deloitte & Touche LLP.
24.1(34)	Power of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(34) Previously filed as an exhibit to the Annual Report on Form 10-K of Aspen Technology, Inc. for the fiscal year ended June 30, 2006 (filed on September 28, 2006), and incorporated herein by reference.

                 † Confidential treatment requested as to certain portions

                 * Management contract or compensatory plan