Form 10-Q
period 2006-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2006-11-14
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐   No ☒

As of November 10, 2006, there were 53,519,072 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPEN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and dollars in thousands)

	September 30, 2006	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$88,866	$86,272
Accounts receivable, net	50,576	55,654
Unbilled services	8,544	8,518
Current portion of long-term installments receivable, net	5,699	12,123
Prepaid expenses and other current assets	8,439	8,813
Total current assets	162,124	171,380
Long-term installments receivable, net	10,447	35,681
Retained interest in sold receivables.	28,067	19,010
Property and leasehold improvements, at cost	44,491	43,895
Accumulated depreciation and amortization	(36,398)	(35,544)
Property and leaseholds, net.	8,093	8,351
Computer software development costs, net	16,242	15,456
Purchased intellectual property, net	24	165
Other intangible assets, net	3,658	5,131
Goodwill, net	14,901	14,917
Deferred tax asset	1,595	1,595
Other assets	2,466	2,552
	$247,617	$274,238
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$249	$247
Accounts payable and accrued expenses	70,104	81,646
Deferred revenue	52,824	63,988
Total current liabilities	123,177	145,881
Long-term debt and obligations, less current maturities	97	149
Deferred revenue, less current portion	2,851	2,609
Deferred tax liability	1,309	1,309
Other liabilities	19,080	20,446
Redeemable Preferred Stock:
Outstanding—333,364 shares as of September 30, 2006 and June 30, 2006	129,211	125,475
Stockholders’ equity (deficit):
Common stock:
Outstanding—53,461,512 as of September 30, 2006 and 48,857,035 as of June 30, 2006	5,370	4,909
Additional paid-in capital	433,120	430,811
Accumulated deficit	(466,032)	(456,508)
Accumulated other comprehensive income (loss)	(53)	(330)
Treasury stock, at cost	(513)	(513)
Total stockholders’ equity (deficit)	(28,108)	(21,631)
	$247,617	$274,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,
	2006	2005
		(As restated see Note 12)
Software licenses	$28,076	$24,037
Service and other	35,878	35,797
Total revenues	63,954	59,834
Cost of software licenses	3,149	3,875
Cost of service and other	17,481	17,343
Amortization of technology related intangible assets	1,472	1,782
Total cost of revenues	22,102	23,000
Gross profit	41,852	36,834
Operating costs:
Selling and marketing	21,210	18,758
Research and development	8,490	10,183
General and administrative	10,145	10,459
Restructuring charges	1,446	2,199
Loss on sale of assets	5,769	61
Total operating costs	47,060	41,660
Income (loss) from operations	(5,208)	(4,826)
Other income (expense), net	(415)	(204)
Interest income, net	767	816
Income (loss) before provision for income taxes	(4,856)	(4,214)
Provision for income taxes	(932)	(650)
Net income (loss)	(5,788)	(4,864)
Accretion of preferred stock discount and dividend	(3,736)	(3,778)
Income (loss) applicable to common shareholders	$(9,524)	$(8,642)
Basic and diluted income (loss) per share applicable to common shareholders	$(0.18)	$(0.20)
Weighted average shares outstanding—basic and diluted	52,801	43,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended September 30,
	2006	2005
		(As restated see Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,788)	$(4,864)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,841	6,013
Stock-based compensation.	1,741	1,808
Loss on securitization of installments receivable	5,672	—
Loss on sales and disposals of assets	97	61
Accretion of discount on retained interest in sold receivables	(766)	(757)
Changes in assets and liabilities:
Decrease in accounts receivable	4,050	7,421
Decrease (increase) in unbilled services	10	(1,479)
Decrease (increase) in installments receivable	17,754	(3,382)
Decrease (increase) in prepaid expenses and other current assets	404	(1,078)
Decrease in accounts payable and accrued expenses	(16,573)	(18,708)
Decrease in deferred revenue	(4,751)	(4,345)
Increase (decrease) in other liabilities	(1,366)	24
Net cash provided by (used in) operating activities	5,325	(19,286)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(957)	(395)
Decrease in other long-term assets	86	55
Capitalized computer software development costs	(2,744)	(2,105)
Net cash used in investing activities	(3,615)	(2,445)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock purchase plans	423	445
Exercise of stock options	551	1,194
Payments of long-term debt	(50)	(311)
Net cash provided by financing activities	924	1,328
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(40)	(46)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,594	(20,449)
CASH AND CASH EQUIVALENTS, beginning of period	86,272	68,149
CASH AND CASH EQUIVALENTS, end of period	$88,866	$47,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Interim Condensed and Consolidated Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2006, which are contained in the Annual Report on Form 10-K, as amended, of Aspen Technology, Inc. (the Company), as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of June 30, 2006 has been derived from the consolidated financial statements that have been audited by the Company’s independent auditors. The results of operations for the three-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

2. Sale of Installments Receivable

(a)   Traditional Activities

Installments receivable represent the present value of future payments related to the financing by the Company of noncancelable term and perpetual license agreements with its customers which provide for payment in installments over a one to five-year period. A portion of each installment agreement is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rate utilized for the three months ended September 30, 2006 and 2005 was 8.0%.

The Company has arrangements to sell certain of its installments receivable to three financial institutions. The Company sold, with limited recourse, certain of its installment contracts for aggregate proceeds of approximately $9.0 million and $8.5 million during the three months ended September 30, 2006 and 2005, respectively. The financial institutions have certain recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company’s contracts with the financial institutions. Collections of these receivables reduce the Company’s recourse obligations, as defined. Generally, no gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company and the financial institutions.

At September 30, 2006, there was approximately $72 million of additional availability under the arrangements. The Company expects that there will be continued ability to sell installments receivable, as the collection of the sold receivables will reduce the outstanding balance and the availability under the arrangements can be increased. The Company’s potential recourse obligation related to these contracts is within the range of $0.1 million to $1.2 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

(b)   Securitization of Installments Receivable

On September 29, 2006, the Company entered into a $75.0 million three year revolving securitization facility and securitized certain outstanding installment software license receivables (which receivables were not sold in the traditional sales described above) with a net carrying value of $32.1 million. The structure of the facility was such that the securitization qualified as a sale. The Company received $19.4 million of cash and retained an interest in the sold receivables valued at $8.3 million. It also retained certain limited recourse obligations relative to the receivables valued at approximately $0.5 million. Overall, the transaction resulted in a loss of $5.7 million in the quarter ended September 30, 2006 and was recorded as a loss on sales and disposals of assets in the accompanying consolidated statement of operations.

The amount of the loss was based on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer, as well as transaction costs.

As noted above, the retained interest in the sold receivables was recorded at its fair value of $8.3 million at the time of the transaction and is classified as a long-term asset on the Company’s consolidated balance sheet. The Company estimates fair value based on the present value of future expected cash flows based on using management’s best estimates of key assumptions, principally credit losses, and discount rates commensurate with the risks involved.

The Company retained the servicing rights relative to the receivables and receives annual servicing fees of $0.3 million per year. The benefits of the servicing rights approximate the costs estimated to be incurred by the Company, and thus no servicing asset or liability has been recorded.

In connection with the above transaction, the Company incurred an obligation to guarantee that the proceeds from all installments receivable denominated in currencies other than the U.S. dollar included in the securitized pool will be equal to the U.S. dollar value on the initial contract date. The Company has entered into forward foreign exchange contracts intended to mitigate the financial exposure due to changes in currency exchange rates which are further described below. The fair value of this obligation was not material and has thus been accorded no value.

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

Forward foreign exchange contracts are used primarily by the Company to hedge certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company’s installment receivables that are denominated in currencies other than the U.S. dollar, primarily the Euro, the Japanese Yen, Canadian dollar and the British Pound Sterling. In addition, the Company incurred exposures as part of the June 2005 and September 2006 securitizations of installments receivable, in that the Company is obligated, in the form of a guarantee, to cover the exposure in the installments receivable that were transferred to its subsidiaries, resulting from changes in foreign currency exchange rates.

The foreign exchange contracts are entered into to hedge recorded installments receivable, both held and securitized, made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges the majority of its installments receivable denominated in foreign currencies.

The Company’s guarantee to cover the exposure in the securitized installments receivable represents an embedded derivative. The Company calculates the value of this guarantee at each balance sheet date, and if the value of the guarantee represents an obligation, the fair value is recorded as a liability. As of September 30, 2006, the value of this embedded derivative represented an asset to the Company, and as such, no entry was recorded.

At September 30, 2006, the Company had effectively hedged $29.3 million of installments receivable, either held or securitized, and accounts receivable denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than to hedge foreign currency risk. The gross value of the installments receivable that were denominated in foreign currency was $33.3 million and $40.3 million at September 30, 2006 and June 30, 2006, respectively. The installments receivable held as of September 30, 2006 mature at various times through September 2011. There have been no material gains or losses recorded relating to hedge contracts for the periods presented.

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. During the three months ended September 30, 2006 and 2005 the net gain recognized in the consolidated statements of operations was not material.

The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of September 30, 2006. The information is provided in U.S. dollar amounts (in thousands), as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates:

	Notional Amount	Estimated Fair Value(1)	Average Contract Rate
Euro	$19,329	$19,676	1.26
British Pound Sterling	4,987	5,118	1.83
Canadian Dollar	2,434	2,483	1.14
Japanese Yen	2,154	2,004	112.38
Swiss Franc	394	388	1.21
	$29,298	$29,669

(1)          The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of September 30, 2006. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying installments being hedged. The credit risk is that the Company’s banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

4. Stock-Based Compensation Plans

The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; those options generally vest over four years and have 7 and 10-year contractual terms.

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

The Company elected the modified prospective transition method for adopting SFAS 123R, and consequently prior periods have not been modified. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e, Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123) as disclosed in previous filings. Under the provisions of SFAS 123R, the Company recorded $1.8 million of stock-based compensation for the three months ended September 30, 2006 and 2005, included in the following categories (in thousands):

	Three Months Ended September 30,
	2006	2005
Recorded as expense:
Cost of service and other	$310	$299
Selling and marketing	621	509
Research and development	199	208
General and administrative	611	792
	1,741	1,808
Capitalized computer software development costs	55	39
Total stock-based compensation.	$1,796	$1,847

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans were $8.91 and $3.88 and of the shares subject to purchase under the employee stock purchase plan were $2.60 and $1.99 for the three months ended September 30, 2006 and 2005, respectively, using the following assumptions:

	Three Months Ended		Three Months Ended
	September 30, 2006		September 30, 2005
	Stock Option		Stock Option
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	4.84%	5.10%	4.06%	3.79%
Expected dividend yield	None	None	None	None
Expected life	6.0 Years	0.5 Years	6.0 Years	0.5 Years
Expected volatility	85%	53%	85%	42%

The dividend yield of zero is based on the Company’s history of not having paid cash dividends and on its present intention not to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options. The risk-free interest rate is the U.S. Treasury STRIPS rate on the date of grant. The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Term,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.

5. Net Income (Loss) Per Common Share

Basic earnings per share was determined by dividing income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing  income (loss) attributable to common shareholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options and warrants, based on the treasury stock method, preferred stock, based on the if-converted method, and other commitments to be settled in common stock. The calculations of basic and diluted income (loss) attributable to common shareholders per share and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2006	2005
Income (loss) applicable to common shareholders	$(9,524)	$(8,642)
Basic weighted average common shares outstanding	52,801	43,237
Weighted average potential common shares	—	—
Diluted weighted average shares outstanding	52,801	43,237
Basic and diluted income (loss) per share applicable to common shareholders	$(0.18)	$(0.20)

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,
	2006	2005
Convertible preferred stock	33,336	36,336
Preferred stock dividend, to be settled in common stock	2,864	3,554
Options and warrants	12,213	21,911
Total	48,413	61,801

6. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Net income (loss)	$(5,788)	$(4,864)
Foreign currency adjustment	277	(518)
Comprehensive income (loss)	$(5,511)	$(5,382)

7. Restructuring Charges

During the three months ended September 30, 2006, the Company recorded $1.4 million in restructuring charges primarily related to severance and relocation expenses under the May 2005 restructuring plan which are recognized in the period in which the affected employees were notified or the relocation expenses were incurred.

(a)   Restructuring charges originally arising in Q4 FY05.

In May 2005, the Company initiated a plan to consolidate several corporate functions and to reduce its operating expenses. The plan to reduce operating expenses primarily resulted in headcount reductions, and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million, recorded in the fourth quarter of fiscal 2005. During the year ended June 30, 2006, the Company recorded an additional $1.8 million related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that are recognized in the period in which the affected employees were notified, the relocation expenses were incurred, or the Company ceased use of the affected facilities. During the quarter ended September 30, 2006, the Company recorded an additional $1.4 million in severance and relocation expenses for employees that were notified or relocation expenses that were incurred during the period.

As of September 30, 2006, there was $1.3 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2006, the following activity was recorded (in thousands):

Fiscal 2005 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2006	$99	$513	$612
Restructuring charge	26	1,369	1,395
Restructuring charge—Accretion	1	—	1
Payments	(64)	(680)	(744)
Accrued expenses, September 30, 2006	$62	$1,202	$1,264
Expected final payment date	May 2007	March 2007

(b)   Restructuring charges originally arising in Q4 FY04

During fiscal 2004, the Company recorded $15.2 million in net restructuring charges. Of this amount, $23.5 million is associated with a June 2004 restructuring plan, which is offset by $8.3 million in adjustments to prior restructuring accruals and deferred rent balances.

In June 2004, the Company initiated a plan to reduce its operating expenses in order to better align its operating cost structure with the current economic environment and to improve operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During the year ended June 30, 2005, the Company recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan, that are recognized in the period in which the affected employees were notified  or the Company ceased use of the affected facilities. In addition, the Company recorded $0.4 million in restructuring charges related to the accretion of the discounted restructuring accrual and a $0.8 million decrease to the accrual related to changes in estimates of severance benefits and sublease terms. During the year ended June 30, 2006 the Company recorded a $0.7 million increase to the accrual primarily due to a change in the estimate of future operating costs and sublease assumptions associated with the facilities.

As of September 30, 2006, there was $6.5 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2006, the following activity was recorded (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2006	$6,855	$192	$7,047
Change in estimate—Revised assumptions	21	—	21
Restructuring charge—Accretion	65	—	65
Payments	(583)	(79)	(662)
Accrued expenses, September 30, 2006	$6,358	$113	$6,471
Expected final payment date	September 2012	December 2006

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

As of September 30, 2006, there was $9.5 million remaining in accrued expenses relating to the remaining lease payments. The components of the restructuring plan are as follows (in thousands):

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2006	$9,966
Change in estimate—Revised assumptions.	(38)
Payments.	(387)
Accrued expenses, September 30, 2006	$9,541
Expected final payment date	September 2012

8. Commitments and Contingencies

U.S. Attorney’s Office Investigation and Wells Notice

In October 2004, the audit committee of the Company’s board of directors commenced a detailed investigation of the accounting for certain software license and service agreement transactions entered into with certain alliance partners and other customers during fiscal years 2000 through 2002 (and later, fiscal 2000 to 2004), which investigation concluded in March 2005. In October 2004, the Company announced that it had received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents relating to transactions to which the Company was a party during the 2000 to 2002 time frame, associated documents dating from January 1, 1999, and additional materials.

In June 2006, the Company received a “Wells Notice” letter from the SEC of possible civil enforcement action regarding the Company’s originally filed financial statements for fiscal years 2000 through 2004, which the Company restated in March 2005 following the conclusion of the audit committee’s review. In addition, the Company has been advised that Lawrence Evans, its former Chairman of the Board and Chief Executive Officer, David McQuillin, its former Chief Executive Officer, and Lisa Zappala, its former Chief Financial Officer, received separate Wells Notice letters in July 2006 regarding the same matter. Lawrence Evans is a current employee of the Company pursuant to an employment agreement entered into in June 2003, although he is no longer an executive officer.

The Company has cooperated fully with the subpoena requests and in the investigation by the U.S. Attorney’s Office and the SEC. The investigation by the U.S. Attorney’s Office is ongoing in coordination with the SEC, to which the audit committee had initially reported the initiation of the audit committee’s investigation. The Company is currently unable to determine whether resolution of these matters will have a material adverse impact on its financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters. However, the ultimate outcome could have a material adverse effect on the Company’s financial position and results of operations.

Class Action and Opt Out Suits

In November 2004, two putative class action lawsuits were filed against the Company in the United States District Court for the District of Massachusetts, captioned, respectively, Fener v. Aspen Technology, Inc., et. al., Civil Action No. 04-12375 (D. Mass.) (filed Nov. 9, 2004) and Stockmaster v. Aspen Technology, Inc., et. al., Civil Action No. 04-12387 (D. Mass.) (filed Nov. 10, 2004), (the “Class Actions”). The Class Actions allege, among other things, that the Company violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various statements about its financial condition for fiscal years 2000 through 2004. On February 2, 2005, the Court consolidated the cases under the caption Aspen Technology, Inc. Securities Litigation, Civil Action No. 04-12375 (D. Mass.), and appointed The Operating Engineers and Construction Industry and Miscellaneous Pension Fund (Local 66) and City of Roseville Employees’ Retirement System as lead plaintiff, purporting to represent a putative class of persons who purchased Aspen Technology, Inc. common stock between January 25, 2000 and October 29, 2004. On August 26, 2005, the plaintiffs filed a consolidated amended complaint containing allegations materially similar to the prior complaints and expanding the class action period.

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

On September 27, 2006, a purported derivative action was filed in Massachusetts state court against the Company and certain present and former officers and directors captioned Rapine v. AspenTech (Civ. No. 06-3455). The complaint alleged that the Company breached its fiduciary duty in connection with the Company’s restatement of financial statements stemming from its review of past stock option grants. On October 16, 2006, the Company removed the case to federal court and moved to dismiss it on the grounds that the plaintiff had failed to make the requisite pre-suit demand on the Company’s board of directors, and because the Company was advised that the claims are largely also barred by the March 6, 2006 Class Action settlement. The court has not ruled on the motion to dismiss. The Company cannot estimate the ultimate outcome of the case at this preliminary stage.

Other

From time to time, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The outcome of these matters is currently not determinable, and there can be no assurance that such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

9. Preferred Stock Financing

In August 2003, the Company issued and sold 300,300 shares of Series D-1convertible preferred stock (Series D-1 Preferred), along with warrants to purchase up to 6,006,006 shares of common stock at a price of $3.33 per share, in a private placement to several investment partnerships managed by Advent International Corporation for an aggregate purchase price of $100.0 million and incurred issuance costs of $10.7 million. Concurrently, the Company paid cash of $30.0 million and issued 63,064 shares of Series D-2 convertible preferred stock (Series D-2 Preferred), along with warrants to purchase up to 1,261,280 shares of common stock at a price of $3.33 per share, to repurchase all of the outstanding Series B-I and B-II convertible preferred stock. In addition the Company exchanged existing warrants to purchase 791,044 shares of common stock at an exercise price ranging from $20.64 to $23.99 held by the Series B Preferred holders, for new warrants to purchase 791,044 shares of common stock at an exercise price of $4.08.

In May 2006, holders of the Series D-1 Preferred converted 30,000 shares into 3,000,000 shares of common stock so that as of September 30, 2006 the Series D Preferred is convertible into 33,336,400 shares of common stock. In July 2006, 6,006,006 warrants were exercised in a cashless exercise, resulting in the issuance of 4,369,336 shares of the Company’s common stock.

In the accompanying consolidated condensed statements of operations, the accretion of preferred stock discount and dividend consist of the following (in thousands):

	Three Months Ended September 30,
	2006	2005
Accrual of dividend on Series D preferred stock	$(2,812)	$(2,808)
Accretion of discount on Series D preferred stock	(924)	(970)
Total	$(3,736)	$(3,778)

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

The accounting policies of the line of business operating segments are the same as those described in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2006. The Company does not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments. The following table presents a summary of operating segments (in thousands):

	License	Consulting Services	Maintenance and Training	Total
Three Months Ended September 30, 2006—
Revenues from external customers	$28,076	$16,544	$19,334	$63,954
Controllable expenses	12,268	10,767	3,784	26,819
Controllable margin(1)	$15,808	$5,777	$15,550	$37,135
Three Months Ended September 30, 2005—
Revenues from external customers	$24,037	$16,946	$18,851	$59,834
Controllable expenses	14,603	11,273	3,441	29,317
Controllable margin(1)	$9,434	$5,673	$15,410	$30,517

(1)          The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

	Three Months Ended September 30,
	2006	2005
Total controllable margin for reportable segments	$37,135	$30,517
Selling and marketing	(17,629)	(15,335)
General and administrative and overhead	(17,499)	(17,748)
Restructuring charges	(1,446)	(2,199)
Loss on sales and disposals of assets	(5,769)	(61)
Interest and other income and expense, net	352	612
Income (loss) before provision for from income taxes	$(4,856)	$(4,214)

11. Recent Accounting Pronouncements

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company believes that the initial adoption of SAB 108 will not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Standard No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect, if any, that the application of SFAS No. 157 will have on its consolidated financial statements.

12. Restatement of Condensed Consolidated Financial Statements

In connection with the preparation of the consolidated financial statements for the fiscal year ended June 30, 2006, a subcommittee of independent members of the board of directors reviewed the Company’s accounting treatment for all stock options granted since the Company completed its initial public offering in fiscal 1995. Based upon the subcommittee’s review, the Audit Committee and Company management determined that certain option grants during fiscal years 1995 through 2004 were accounted for improperly, and concluded that stock-based compensation associated with certain grants was misstated in fiscal years 1995 through 2005, and in the nine months ended March 31, 2006. The subcommittee identified errors related to the determination of the measurement dates for grants of options allocated among a pool of employees when the specific number of options to be awarded to specific employees had not been finalized, and other measurement date errors. As a result of the errors in determining measurement dates, the Company also recorded payroll withholding tax-related adjustments for certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations. These options were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the actual grant date, so do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to non-qualified status results in additional withholding taxes on exercise of those options. The Company recorded estimated payroll withholding tax charges of $0.5 million, $0.2 million, and $1.2 million for the years ended June 30, 2004, 2005, and 2006, respectively, in connection with the disqualification of such ISO tax treatment. The stock-based compensation charges, including the aforementioned withholding tax adjustments, increased the net loss by $0.2 million for the three months ended September 30, 2005 relative to amounts previously reported for that quarter.

In addition, as a result of the errors in determining measurement dates, certain options were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the actual grant date. These discounted options vesting subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which they vest. Management has concluded that it is probable the Company will either implement a plan to assist the affected employees for the amount of this tax, or adjust the terms of the original option grant which would also have financial statement ramifications. As such, the Company recorded an estimated liability of approximately $1.0 million in June 2006 in connection with this contingency.

In the course of preparing the condensed consolidated financial statements for the three months ended September 30, 2006, the Company identified errors in the accounting for stock-based compensation and certain revenue transactions in the fiscal year ended June 30, 2006. The stock-based compensation error was due to a calculation error associated with forfeiture rates upon the adoption of SFAS No. 123(R), Share-Based Payment (SFAS No. 123R), as of July 1, 2005. The effect of correcting this error increased the net loss by $0.3 million during the three months ended September 30, 2005 relative to amounts previously reported for that quarter.

The restatement of the condensed consolidated financial statements for the quarter ended September 30, 2005 also included adjustments for other errors identified after that quarter had originally been reported. These errors primarily related to the timing of revenue recognition, interest income, and the calculation of foreign currency gains and losses.

As a result of the foregoing, the Company has restated its condensed consolidated financial statements for the three months ended September 30, 2005.

Impact of the Financial Statement Adjustments on the Condensed Consolidated Statement of Operations

The following table presents the impact of the financial statement adjustments on the Company’s previously reported condensed consolidated statement of operations for the three months ended September 30, 2005 (in thousands, except per share data).

Condensed Consolidated Statement of Operations

	As Previously Reported	Adjustments	As Restated
Software licenses	$24,317	$(280)	$24,037
Service and other	35,736	61	35,797
Total revenues	60,053	(219)	59,834
Cost of software licenses	3,782	93	3,875
Cost of service and other	17,244	99	17,343
Amortization of technology related intangibles	1,782	—	1,782
Total cost of revenues	22,808	192	23,000
Gross profit	37,245	(411)	36,834
Operating costs:
Selling and marketing	18,647	111	18,758
Research and development	10,134	49	10,183
General and administrative	10,185	274	10,459
Restructuring charges	2,199	—	2,199
Loss on sales and disposals of assets	61	—	61
Total operating costs	41,226	434	41,660
Income (loss) from operations	(3,981)	(845)	(4,826)
Other income (expense), net	(663)	459	(204)
Interest income, net	151	665	816
Income before provision for income taxes	(4,493)	279	(4,214)
Provision for income taxes	(640)	(10)	(650)
Net income (loss)	(5,133)	269	(4,864)
Accretion of preferred stock discount and dividend	(3,778)	—	(3,778)
Income applicable to common shareholders	$(8,911)	$269	$(8,642)
Basic and diluted income (loss) per share applicable to common shareholders	$(0.21)	$0.01	$(0.20)
Weighted average shares outstanding—basic and diluted	43,237	—	43,237

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Form 10-Q and in our annual report on Form 10-K, as amended, for the fiscal year ended June 30, 2006. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in “Item 1A. Risk Factors” in Part II of this Form 10-Q.

The following discussion gives effect to the restatement discussed in Note 12 to the consolidated financial statements included in this Form 10-Q. Our fiscal year ends on June 30, and references in this Form 10-Q to a specific fiscal year are the twelve months ended June 30 of such year (for example, “fiscal 2006” refers to the year ended June 30, 2006).

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

•       accounting for income taxes;

•       allowance for doubtful accounts;

•       accounting for securitization of installments receivable and subsequent valuation;

•       restructuring accruals; and

•       accounting for stock-based compensation.

Revenue Recognition—Software Licenses

We recognize software license revenue in accordance with SOP No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-4 and SOP No. 98-9, as well as the various interpretations and clarifications of those statements. When we provide professional services considered essential to the functionality of the software, we recognize revenue from the fees for such revenue and any related software licenses in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts”. These statements require that four basic criteria must be satisfied before software license revenue can be recognized:

•       persuasive evidence of an arrangement between ourselves and a third party exists;

•       delivery of our product has occurred;

•       the sales price for the product is fixed or determinable; and

•       collection of the sales price is reasonably assured.

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

The timing and size of any future impairment charges involves the application of management’s judgment and estimates and could result in the impairment of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $34.8 million as of September 30, 2006.

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

Accounting for Income Taxes

We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liabilities together with the assessment of temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Deferred tax assets also result from unused operating loss carryforwards, research and development tax credit carryforwards and foreign tax credit carryforwards. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the tax provision in our statement of operations.

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

Accounting for Securitization of Installments Receivable

We made judgments with respect to several variables associated with our June 2005 and September 2006 securitization transactions that had a significant impact on the valuation of our retained interest in the sold receivables, as well as the calculation of the loss on the transactions. These judgments include the discount rate used to value the retained interest in the sold receivables, and estimates of rates of default. In determining these factors, we consulted third parties with respect to fair market discount rates, and analyzed our historical collection experience to default rates and collection timing. If the historical collection data do not reflect the future ability to collect outstanding receivables, the value of our retained interest may fluctuate.

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

Accounting for Stock-Based Compensation

We adopted SFAS No. 123(R), “Share-Based Payment,” effective July 1, 2005. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. SFAS 123(R) requires significant judgment and the use of estimates, particularly for assumptions such as stock price volatility and expected option lives to value stock-based compensation in net income. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could fluctuate significantly.

Results of Operations

The following table sets forth the percentages of total revenues represented by certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,
	2006	2005
Software licenses	43.9%	40.2%
Service and other	56.1	59.8
Total revenues	100.0	100.0
Cost of software licenses	4.9	6.5
Cost of service and other	27.4	29.0
Amortization of technology related intangible assets	2.3	3.0
Total Cost of Revenues	34.6	38.5
Gross Profit	65.4	61.5
Operating costs:
Selling and marketing	33.1	31.4
Research and development	13.3	17.0
General and administrative	15.9	17.4
Restructuring charges	2.2	3.7
Loss on sale of assets	9.0	0.1
Total operating costs	73.5	69.6
Income from operations	(8.1)	(8.1)
Other income (expense), net	(0.7)	(0.3)
Interest income, net	1.2	1.4
Income before provision for income taxes	(7.6)%	(7.0)%

Comparison of the Three Months Ended September 30, 2006 and 2005

Total Revenues

Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for the three months ended September 30, 2006 increased 6.9% to $64.0 million from $59.8 million in the three months ended September 30, 2005. Total revenues from customers outside the United States were $35.8 million or 55.9% of total revenues for the three months ended September 30, 2006 as compared to $35.6 million or 59.5% of total revenues for the three months ended September 30, 2005. The geographical mix of revenues can vary from period to period.

Software License Revenues

Software license revenues represented 43.9% of total revenues for the three months ended September 30, 2006 compared to 40.2% for the three months ended September 30, 2005. Revenues from software licenses in the three months ended September 30, 2006 increased 16.8% to $28.1 million from $24.0 million in the three months ended September 30, 2005. Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. The increase primarily reflected strength in our energy end-market, along with continued strength in our chemicals and engineering and construction end-markets.

Service and Other Revenues

Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended September 30, 2006 were relatively unchanged at $35.9 million compared to $35.8 million for the three months ended September 30, 2005.

Cost of Software Licenses

Cost of software licenses consists primarily of royalties and amortization of previously capitalized software costs. Cost of software licenses for the three months ended September 30, 2006 declined 18.7% to $3.1 million from $3.9 million for the three months ended September 30, 2005. Cost of software licenses as a percentage of revenues from software licenses decreased to 11.2% for the three months ended September 30, 2006 from 16.1% for the three months ended September 30, 2005. The cost decrease is primarily due to a $0.5 million decrease in royalty expense associated with the termination of a long-term fixed royalty contract.

Cost of Service and Other

Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for the three months ended September 30, 2006 increased 0.8% to $17.5 million from $17.3 million for the three months ended September 30, 2005. Cost of service and other, as a percentage of revenues from service and other for the three months ended September 30, 2006 increased to 48.7% from 48.4% for the three months ended September 30, 2005.

Amortization of Technology Related Intangibles

Amortization of technology related intangibles for the three months ended September 30, 2006 was $1.5 million and $1.8 million for the three months ended September 30, 2005. As a percentage of total revenues, amortization of technology related intangibles was 2.3% for the three months ended September 30, 2006, as compared to 3.0% for the three months ended September 30, 2005.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2006 increased 13.1% to $21.2 million from $18.8 million for the three months ended September 30, 2005, while increasing as a percentage of total revenues to 33.1% from 31.4%. The increase in dollars is primarily due to a $0.6 million increase in payroll and stock-based compensation costs, $1.2 million of sales conference expenses, and a $0.3 million increase in external sales commission expense.

Research and Development Expenses

Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Research and development expenses for the three months ended September 30, 2006 decreased 16.6% to $8.5 million from $10.2 million for the three months ended September 30, 2005, and decreased as a percentage of total revenues to 13.3% from 17.0%. The decrease is primarily attributable to a $0.7 million increase in capitalized software development costs and a $0.5 million reduction in consulting expenses.

We capitalized software development costs that amounted to 24.4% of our total engineering costs during the three months ended September 30, 2006, as compared to 17.1% during the three months ended September 30, 2005. These percentages will vary from quarter to quarter and year to year, depending upon the stage of development for the various projects in a given period.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, and outside professional fees. General and administrative expenses for the three months ended September 30, 2006, were relatively unchanged, as they decreased 3.0% to $10.1 million from $10.5 million for the three months ended September 30, 2005, and declined as a percentage of total revenues to 15.9% from 17.4%.

Restructuring Charges

During the three months ended September 30, 2006, we recorded $1.4 million in restructuring charges for severance and relocation expenses as part of the 2005 restructuring plan in the period in which the employees were notified or the relocation occurred.

Loss on sale of assets

Loss on the sale of assets during the three months ended September 30, 2006 was $5.8 million as compared to $0.1 million during the three months ended September 30, 2005. This increase is primarily due to the loss of $5.7 million on the securitization of installments receivable in September 2006.

Interest Income

Interest income is generated from investment of excess cash in short-term and long-term investments, from the license of software pursuant to installment contracts and from the accretion to fair value of our retained interest in sold receivables. Under these installment contracts, we offer a customer the option to make annual payments for its term licenses instead of a single license fee payment at the beginning of the license term. Historically, a substantial majority of the asset optimization customers have elected to license these products through installment contracts. Included in the annual payments is an implicit interest rate established by us at the time of the license. As we sell more perpetual licenses for value chain solutions, these sales are being paid for in forms that are generally not installment contracts. If the mix of sales moves away from installment contracts, interest income in future periods will be reduced.

We sell a portion of the installment contracts to unrelated financial institutions. The interest earned by us on the installment contract portfolio in any one year is the result of the implicit interest rate established by us on installment contracts and the size of the contract portfolio. Interest income for the three months ended September 30, 2006 increased 19.1% to $1.2 million from $1.0 million for the three months ended September 30, 2005. This increase primarily is due to higher interest rates received and higher average balances in our money market funds.

Interest Expense

Interest expense is generated from notes payable and through the course of our accounts and installments receivable financing transactions. Interest expense was $0.5 million for the three months ended September 30, 2006 and $0.2 million for the three months ended September 30, 2005.

Tax Provision

The tax provision recorded during the three months ended September 30, 2006 primarily relates to income taxes incurred in foreign jurisdictions for which an offsetting benefit in the United States is currently unavailable. The inability to realize a benefit from those foreign taxes is caused principally by our excess United States net operating loss carryforward position. Our ability to realize a benefit from these net operating loss carryforwards is dependent upon our future profitability in the United States. We did not record a domestic income tax benefit for the three months ended September 30, 2006 and 2005 as we provided a full valuation allowance against the domestic tax net operating loss carryforwards that were generated during the period.

Liquidity and Capital Resources

Resources

Historically, we have financed our operations principally through cash generated from operating activities, public and private offerings of securities, sales of installment contracts and borrowings under bank credit facilities. As of September 30, 2006, we had cash and cash equivalents totaling $88.9 million. We believe our current cash and cash equivalents, cash available from sales of installment contracts, cash flow from operations and cash available under bank credit arrangements will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

Operating Cash Flow

During the three months ended September 30, 2006, operating activities provided $5.3 million of cash primarily due to the securitization of installments receivable, offset by cash payments of accrued expenses and accounts payable.

Financing Activities

During the three months ended September 30, 2006, financing activities provided $0.9 million of cash primarily due to the exercise of stock options and to the issuance of shares under our employee stock purchase plan.

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

Sales of Installment Contracts

We historically have maintained arrangements to sell installments receivable to financial institutions, most recently General Electric Capital Corporation, Bank of America and Silicon Valley Bank. During the three months ended September 30, 2006 and 2005, we sold $9.0 million and $8.5 million of installments receivable under these arrangements, respectively. As of September 30, 2006, there was approximately $72 million in additional availability under the arrangements. We expect to continue to have the ability to sell receivables, as the collection of the sold receivables will reduce the outstanding balance, and the availability under the arrangements can be increased. At September 30, 2006, we had a partial recourse obligation that was within the range of $0.1 million to $1.2 million.

In September 2006, we entered into a $75.0 million three year revolving securitization facility and securitized certain outstanding installment software license receivables (which receivables were not sold in the traditional sales described below) with a net carrying value of $32.1 million. The structure of the facility was such that the securitization qualified as a sale. We received $19.4 million of cash and retained an interest in the sold receivables valued at $8.3 million. We also retained certain limited recourse obligations relative to the receivables valued at approximately $0.5 million. Overall, the transaction resulted in a loss of $5.7 million in the quarter ended September 30, 2006 and was recorded as a loss on sales and disposals of assets in the accompanying consolidated statement of operations. We expect that we would have received approximately $5.4 million, $8.6 million and $9.0 million of cash flows from these installments receivable during fiscal years 2007, 2008 and 2009, if not for the securitization of the receivables.

Credit Facility

In January 2003, we executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank’s prime rate (8.25% at September 30, 2006). We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of September 30, 2006, there were $8.5 million in letters of credit outstanding under the line of credit, and there was $7.8 million available for future borrowing. As of September 30, 2006, we were in compliance with the tangible net worth covenant and adjusted quick ratio covenants. The loan agreement expires in January 2007. We are currently in negotiations to either: (1) extend this line of credit with our current lender and amend the terms of the facility; or (ii) obtain a facility from another lender.

Requirements

Capital Expenditures

During the three months ended September 30, 2006, investing activities used $3.6 million of cash as a result of the purchase of $0.9 million of property and equipment and the capitalization of $2.7 million of computer software development costs. We expect to spend an additional $7 million in capital expenditures in the last nine months of fiscal 2007, primarily for additional purchases of software and computer equipment. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Requirements

Our commitments as of September 30, 2006 consisted of debt and lease obligations for our headquarters and other facilities. Other than these, there were no other commitments for capital or other expenditures. Our obligations related to these items at September 30, 2006 were as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$7,260	$7,437	$7,570	$7,406	$6,460	$14,834	$50,967
Debt obligations	249	97	—	—	—	—	346
Total commitments	$7,509	$7,534	$7,570	$7,406	$6,460	$14,834	$51,313

Dividends

Each share of Series D preferred is entitled to a cumulative annual dividend of 8.0% of the stated value per share of such share, payable upon declaration by the board of directors, in its discretion, or upon conversion or redemption of the Series D preferred. As of September 30, 2006, there was $31.3 million in accumulated but undeclared dividends on the Series D preferred. Accumulated dividends, when and if declared by our board, must be paid in cash, unless we elect to pay the dividends in common stock and we are able to satisfy specified conditions.

Summary of Restructuring Accruals

During the three months ended September 30, 2006, we recorded $1.4 million in restructuring charges primarily related to severance and relocation expenses related to office consolidations under the May 2005 restructuring plan, which are recognized in the period in which the affected employees were notified or the relocation expenses were incurred.

Restructuring charges originally arising in Q4 FY05.

In May 2005, we initiated a plan to consolidate several corporate functions and to reduce our operating expenses. The plan to reduce operating expenses primarily resulted in headcount reductions, a termination of a contract and facilities consolidations. These actions resulted in an aggregate restructuring charge of $3.8 million recorded in the fourth quarter of fiscal 2005. During the year ended June 30, 2006, we recorded an additional $1.8 million related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that are recognized in the period in which the affected employees were notified, the relocation expenses were incurred, or we ceased use of the affected facilities. During the quarter ended September 30, 2006, we recorded an additional $1.4 million in severance and relocation expenses for employees that were notified or relocation expenses that were incurred during the period.

As of September 30, 2006, there was $1.3 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. The activity for the three months ended September 30, 2006 was (in thousands):

Fiscal 2005 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2006	$99	$513	$612
Restructuring charge	26	1,369	1,395
Restructuring charge—Accretion	1	—	1
Payments	(64)	(680)	(744)
Accrued expenses, September 30, 2006	$62	$1,202	$1,264
Expected final payment date	May 2007	March 2007

Restructuring charges originally arising in Q4 FY04

As of September 30, 2006, there was $6.5 million remaining in accrued expenses relating to the remaining severance obligations and lease payments for charges recorded in fiscal 2004. The activity for the three months ended September 30, 2006 was (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2006	$6,855	$192	$7,047
Change in estimate—Revised assumptions	21	—	21
Restructuring charge—Accretion	65	—	65
Payments	(583)	(79)	(662)
Accrued expenses, September 30, 2006	$6,358	$113	$6,471
Expected final payment date	September 2012	December 2006

Restructuring charges originally arising in Q2 FY03

As of September 30, 2006, there was $9.5 million remaining in accrued expenses relating to the remaining lease payments for charges recorded in fiscal 2003. The activity for the three months ended September 30, 2006 was (in thousands):

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2006	$9,966
Change in estimate—Revised assumptions	(38)
Payments	(387)
Accrued expenses, September 30, 2006	$9,541
Expected final payment date	September 2012

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Additional information relating to quantitative and qualitative disclosure about market risk is set forth in Note 3 to the consolidated financial statements included in this Form 10-Q.

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

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars ($, in thousands)

	Fair Value at September 30, 2006	Maturing in Fiscal 2007
Cash Equivalents	$88,866	$88,866
Weighted Average Interest Rate	2.33%	2.33%
Investments	$—	$—
Weighted Average Interest Rate	—%	—%
Total Portfolio	$88,866	$88,866
Weighted Average Interest Rate	2.33%	2.33%

Impact of Foreign Currency Rate Changes

During the first three months of fiscal 2007 the U.S. dollar strengthened against the Euro and Japanese Yen, and weakened against the British pound and Canadian dollar. The translation of our intercompany receivables and foreign entities assets and liabilities did not have a material impact on our consolidated results. Foreign exchange forward contracts are only purchased to hedge certain customer accounts and installment receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer installments receivables denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $29.3 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Euro and Canadian currencies, which represented underlying customer installments receivable transactions at September 30, 2006. The underlying customer installments receivable transactions consist of assets carried on our balance sheet and assets that were transferred to our subsidiaries as part of the securitizations of installments receivable for which we have assumed the exposure associated with changes in foreign exchange rates. At each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currencies are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings. Gains and losses related to these instruments for the three months ended September 30, 2006 and 2005 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, operating results or cash flows resulting from the use of these instruments. There can be no assurance, however, that these strategies will be effective or that transaction losses can be limited or forecasted accurately.

The following table provides information about our forward contracts at September 30, 2006, to sell foreign currencies for U.S. dollars. All of these contracts relate to customer accounts and installments receivable. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at September 30, 2006.

Currency	Average Contract Rate	Forward Amount in U.S. Dollars (in thousands)	Contract Origination Date	Contract Maturity Date
Euro	1.26	$19,329	Various: Oct 05—Sep 06	Various: Oct 06—Jul 07
British Pound Sterling	1.83	4,987	Various: Oct 05—Sep 06	Various: Oct 06—Oct 07
Canadian Dollar	1.14	2,434	Various: Oct 05—Sep 06	Various: Oct 06—Oct 07
Japanese Yen	112.38	2,154	Various: Oct 05—Sep 06	Various: Oct 06—Jul 07
Swiss Franc.	0.57	394	Various: May 06—Sep 06	Various: Oct 06—May 07
Total		$29,298

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We previously reported four material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of June 30, 2006, which were described in Item 9A and Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

In November 2006, our current management, including our chief executive officer and chief financial officer, identified a new material weakness in internal control over the calculation and review of forfeiture rates affecting stock-based compensation expense as of June 30, 2006. Specifically, we did not have effective operational and review controls in place to provide reasonable assurance that the calculation of stock-based compensation expense reflected accurate forfeiture rates under the provisions of SFAS No. 123R, which were adopted on July 1, 2005. This control deficiency resulted in the restatement of the consolidated financial statements for the year ended June 30, 2006 as described in Note 17 to the consolidated financial statements in our Annual Report on Form 10-K, as amended. This material weakness relating to the calculation and review of forfeiture rates affecting stock-based compensation expense as of June 30, 2006 is discussed further in “Management’s Report on Internal Control Over Financial Reporting (as revised)” included in our Annual Report on Form 10-K, as amended.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s Report on Internal Control Over Financial Reporting (as revised) in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2006 described certain remediation initiatives designed to address the five previously reported material weaknesses. During the quarter ended September 30, 2006, we continued to design enhancements to our controls and implemented a limited number of changes to our internal control environment. We have implemented or expect to implement the changes described below during our current fiscal year, and will design and implement additional changes as considered appropriate, which are intended to remediate the material weaknesses which existed as of June 30, 2006. We expect to test the effectiveness of such changes in connection with our annual testing of the effectiveness of internal controls. As a result of the five previously reported material weaknesses in our internal control over financial reporting, which were not remediated as of September 30, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

The remedial measures implemented by us to date will not in and of themselves remediate the material weaknesses, and certain of these remedial measures will require some time to be fully implemented or to take full effect. Prior to the remediation of these material weaknesses, there remains risk that the transitional controls, described below, on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. During the quarter ended September 30, 2006, we made the following changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to address our previously reported material weaknesses. These changes in our internal control over financial reporting have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

In order to improve controls over the periodic financial close process, we:

•       Hired a Chief Financial Officer with expertise in internal controls and financial reporting;

•       Initiated the planning phase of a long-term project to upgrade our existing financial applications, which is being designed to streamline the capturing of relevant data, improve the general ledger and entity account level reporting structures and enhance the information query and reporting capability for the consolidated books worldwide;

•       Initiated detailed review procedures by finance management for all manual journal entries recorded at the consolidated level prior to posting;

•       Required that all complex non-routine transactions during the quarter ended September 30, 2006 were researched, detailed in written memoranda and reviewed by senior management prior to recording; and,

•       Hired additional billing, accounting and collections staff in finance to support the continued consolidation of worldwide transaction processing in the Company’s headquarters in Cambridge, MA.

In order to improve controls in the accounts receivable function over the process to record customer invoice payments timely and accurately, we:

•       Began our assessment of the accounting applications deployed to service accounts receivable which have been sold in the planning phase of the system upgrade project discussed above. This assessment is expected to continue into future quarters.

In order to improve controls over the accrual of goods and services received, we:

•       Increased the frequency and timing of communications from executive and finance management to purchase requestors, and implemented additional manual procedures, to ensure any known liabilities were communicated to finance for timely recording at September 30, 2006.

After the quarter ended September 30, 2006 and prior to the date of filing of this quarterly report on Form 10-Q, we made the following changes in our internal control over financial reporting to address our previously reported material weaknesses and to further strengthen our internal controls. These changes in our internal control over financial reporting have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

In order to improve controls over the periodic financial close process, we:

•       Designed and implemented a new quarterly reconciliation of the subsidiary-level books to the consolidated books; and

•       Initiated a new dual review procedure by finance management of all material balance sheet account reconciliations to ensure that all material reconciling items identified in balance sheet account reconciliations were accounted for properly and timely.

In order to improve controls in the accounts receivable function over the process to record customer invoice payments timely and accurately, we:

•       Initiated a new dual review procedure by finance management of all material balance sheet account reconciliations, including accounts receivable reconciliations, to ensure all cash receipts were timely applied to applicable accounts receivable balances and to ensure the appropriate liability was recorded in instances where the receivable had been sold to a financial institution; and

•       Enhanced our review process by finance management of credit balances in accounts receivable to ensure proper classification as a liability or as a credit to accounts receivable.

In order to improve controls over the accounting for income taxes, we:

•       Implemented a new review process by executive finance management of the quarterly tax accounts and calculations; and

•       Improved internal reporting of financial account balances to the tax department.

In order to improve controls over the accrual of goods and services received, we:

•       Designed and implemented a new process to review open purchase orders and subsequent payments for appropriate accounting treatment at September 30, 2006.

In order to improve controls over the calculation and review of forfeiture rates affecting stock-based compensation expense, we adjusted the calculation methodology for our stock-based compensation expense to include accurate forfeiture rates under the provisions of SFAS No. 123R.

In addition, we will continue to plan and enhance our infrastructure and related processes to strengthen our internal control over financial reporting and address our material weaknesses as follows:

In order to improve controls over the periodic financial close process, we intend to:

•       Continue to upgrade our existing financial applications and supporting processes and organizational structure, which will allow management to streamline the capturing of relevant data, improve the general ledger and entity account level reporting structures and enhance the information query and reporting capability for our operations on a global basis;

•       Take steps to simplify the legal entity structure;

•       Continue to evaluate and assess the adequacy and expertise of the finance and accounting staff on a global basis.

In order to improve controls in the accounts receivable function over the process to record customer invoice payments timely and accurately, we intend to:

•       Continue to require dual review by finance management of all material balance sheet account reconciliations, including accounts receivable reconciliations; and

•       Continue our assessment of the adequacy of the financial applications and supporting processes and organizational structure deployed to service accounts receivable which have been sold.

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

In order to improve controls over the accrual of goods and services received, we intend to:

•       Continue to automate the purchasing cycle including a system implementation and enhanced reporting that will allow for accurate and timely reports of purchases which require periodic accrual;

•       Maintain ongoing reviews of open purchase and subsequent payments by finance and accounts payable management to ensure appropriate accounting treatment; and

•       Continue frequent executive and finance management communications to purchase requestors to ensure communication of known liabilities to finance for timely recording.

In order to improve controls over the calculation and review of forfeiture rates affecting stock-based compensation expense, we intend to increase the level of management review of our stock-based compensation expense calculations to ensure forfeiture rates are accurately reflected under the provisions of SFAS No. 123R.

If the remedial measures described above are insufficient to address any of the five identified material weaknesses, or additional deficiencies that may arise in the future, material misstatements in our interim or annual financial statements may occur in the future. We are currently implementing an enhanced controls environment intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures, including regular reviews, to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weakness could have the effects described in “Item IA.—Risk Factors”. We have identified five material weaknesses in our internal control over financial reporting as of September 30, 2006 that, if not remedied effectively, could result in material misstatements in our financial statements for future periods.”

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

U.S. Attorney’s Office Investigation and Wells Notice

In October 2004, the audit committee of the Company’s board of directors commenced a detailed investigation of the accounting for certain software license and service agreement transactions entered into with certain alliance partners and other customers during fiscal years 2000 through 2002 (and later, fiscal 2000 to 2004), which investigation concluded in March 2005. In October 2004, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents relating to transactions to which the Company was a party during the 2000 to 2002 time frame, associated documents dating from January 1, 1999, and additional materials.

In June 2006, the Company received a “Wells Notice” letter from the SEC of possible civil enforcement action regarding the Company’s originally filed financial statements for fiscal years 2000 through 2004, which the Company restated in March 2005 following the conclusion of the audit committee’s review. In addition, the Company has been advised that Lawrence Evans, its former Chairman of the Board and Chief Executive Officer, David McQuillin, its former Chief Executive Officer, and Lisa Zappala, its former Chief Financial Officer, received separate Wells Notice letters in July 2006 regarding the same matter. Lawrence Evans is a current employee of the Company pursuant to an employment agreement entered into in June 2003, although he is no longer an executive officer.

The Company has cooperated fully with the subpoena requests and in the investigation by the U.S. Attorney’s Office and the SEC. The investigation by the U.S. Attorney’s Office is ongoing in coordination with the SEC, to which the audit committee had initially reported the initiation of the audit committee’s investigation. The Company is currently unable to determine whether resolution of these matters will have a material adverse impact on its financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters. However, the ultimate outcome could have a material adverse effect on the Company’s financial position and results of operations.

Class Action and Opt Out Suits

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

On September 27, 2006, a purported derivative action was filed in Massachusetts state court against the Company and certain present and former officers and directors captioned Rapine v. AspenTech (Civ. No. 06-3455). The complaint alleged that the Company breached its fiduciary duty in connection with the Company’s restatement of financial statements stemming from its review of past stock option grants. On October 16, 2006, the Company removed the case to federal court and moved to dismiss it on the grounds that the plaintiff had failed to make the requisite pre-suit demand on the Company’s board of directors, and because the Company was advised that the claims are largely barred by the March 6, 2006 Class Action settlement. The court has not ruled on the motion to dismiss. The Company cannot estimate the ultimate outcome of the case at this preliminary stage.

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

•       seasonal weakness in the first quarter of each fiscal year (which for us is the quarter ending September 30), primarily caused by a slowdown in business in some of our international markets;

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

Adverse changes in the economy and global economic and political uncertainty have previously caused delays and reductions in information technology spending by our customers and a consequent deterioration of the markets for our products and services, particularly our manufacturing/supply chain product suites. If adverse economic conditions occur, we would likely experience reductions, delays, and postponements of customer purchases that will negatively impact our revenue and operating results.

In addition, in the past worldwide economic downturns and pricing pressures experienced by oil and gas, chemical, petrochemical and petroleum companies have led to consolidations and reorganizations. These downturns, pricing pressures and restructurings have caused delays and reductions in capital and operating expenditures by many of these companies. These delays and reductions have reduced demand for products and services like ours. A recurrence of these industry patterns, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in these industries, could harm our operating results in the future.

Securities litigation and government investigations based on the results of an internal investigation into certain of our software accounting practices may require that we incur substantial additional expenses and expend significant additional management time and may damage our reputation and have a material adverse effect on our business, financial condition and results of operations.

In March 2005, as a result of an internal investigation of our accounting for certain software license and service agreements, we restated our consolidated financial statements for fiscal years 1999 through 2004, including the interim quarters for fiscal years 2003 and 2004.

Following this restatement, we and certain of our then-current and former officers and directors were named defendants in securities class action and derivative lawsuits filed in Massachusetts federal district court, alleging that our financial statements that were restated constituted violations of the Securities Exchange Act and claiming material misstatements concerning our financial condition and results. In March 2006, the court approved a $5.6 million settlement with the class, of which we paid $1.9 million and our insurance carrier paid $3.7 million.

Members of the class representing 1,457,969 shares of common stock opted out of the March 2006 settlement and therefore may choose to initiate their own state law claims against us, which we refer to as opt-out claims, based on the restated results referenced in the earlier class action. To date, the former stockholders of two companies that we purchased have filed separate opt-out claims, including claims of fraud, statutory treble damages, deceptive practices and rescissory damages liability, against us in Massachusetts superior court based on the restated results of one or more fiscal periods included in the restated financial statements.   We can provide no assurances as to the outcome of these opt-out claims or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against us for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business.

In October 2004, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents relating to transactions to which we were a party during 2000 to 2002, associated documents dating from January 1, 1999, and additional materials. In June 2006, we received a “Wells Notice” letter from the SEC of possible civil enforcement action regarding our originally filed financial statements for fiscal 2000 through fiscal 2004. A “Wells Notice” letter invites the recipient to address why a civil enforcement action is unnecessary or inappropriate. We can provide no assurance that the U.S. Attorney’s Office, the SEC or another regulatory agency will not bring an enforcement proceeding against us, our officers and employees or former officers and employees based on the restated financial statements. Any such proceeding would divert the resources of management and could result in significant expenses.  In addition, even if we are successful in defending against such an enforcement action, such a proceeding may cause our customers, employees and investors to lose confidence in our company, which could result in significant costs to us and adversely affect the market price of our common stock.

We have been advised that Lawrence Evans, our former Chairman of the Board and Chief Executive Officer, David McQuillin, our former Chief Executive Officer, and Lisa Zappala, our former Chief Financial Officer, received separate “Wells Notice” letters in July 2006 regarding our originally filed financial statements for fiscal 2000 through fiscal 2004. Lawrence Evans is a current employee of our company pursuant to an employment agreement entered into in June 2003, although he is no longer an executive officer. Any enforcement proceeding by the SEC against any or all of these former executive officers may harm our reputation and cause our customers, employees and investors to lose confidence in our company, which would result in significant costs to us and adversely affect the market price of our common stock.

We are required to advance legal fees (subject to undertakings of repayment if required) and may be required to indemnify certain of our current or former directors and officers (including each of the three former executive officers whom we understand have received “Wells Notice” letters, as discussed above) in connection with civil, criminal or regulatory proceedings or actions, and such indemnification commitments may be costly. Our director and officer liability insurance policies provide only limited liability protection relating to such actions against us and certain of our officers and directors and may not cover director and officer indemnification. If these policies do not adequately cover expenses and certain liabilities relating to any proceeding or lawsuit, or if we are unable to achieve a favorable settlement thereof, our financial condition could be materially harmed. Also, increased premiums could materially harm our financial results in future periods. The inability to obtain coverage due to prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any potential future liabilities ordinarily mitigated by director and officer liability insurance.

A determination by the FTC that we have failed to comply with our existing consent decree could have a material adverse effect on our business and financial condition.

In December 2004, we entered into a consent decree with the Federal Trade Commission, or FTC, with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, we entered into transactions with Honeywell and Bentley Systems in which we transferred our AXSYS product line, our operator training business, and rights to the intellectual property of the Hyprotech product line.

We are subject to ongoing compliance obligations under the FTC consent decree and to subpoenas and other requests for information and documents from the FTC related to whether we have complied with the FTC consent decree. Ensuring our continued compliance with the FTC consent decree may subject us to increased legal fees and other expenses and obligations. If the FTC were to determine that we have not complied with our obligations under the consent decree, we could be subject to one of a variety of remedies, any of which might materially limit our ability to operate under our current business plan and might have a material adverse effect on our operating results and financial condition.

Claims based on the results of a recent internal review into our accounting for stock-based compensation may require that we incur substantial additional expenses and expend significant additional management time.

In connection with the preparation of our consolidated financial statements for fiscal 2006, a subcommittee of independent members of our board of directors determined that certain stock option grants during fiscal 1995 through fiscal 2004 were accounted for improperly and concluded that stock-based compensation associated with certain grants was misstated in fiscal 1995 through fiscal 2005 and in the nine months ended March 31, 2006. As a result of these errors, certain option grants result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, resulting in the imposition of an excise tax on the value of the options in the year in which they vest. In September 2006, we restated our financial statements for fiscal 1997 through fiscal 2005 and the first three quarters of fiscal 2006. These restated financial statements were contained in our Annual Report on Form 10-K for the year ended June 30, 2006. However, it is possible that we may be required to file amended Forms 10-K for the fiscal years prior to 2006.

On September 27, 2006, a purported derivative action filed in Massachusetts state court against us and certain present and former officers and directors captioned Rapine v. AspenTech (Civ. No. 06-3455). The complaint alleged that we breached our fiduciary duty in connection with our restatement of financial statements stemming from our review of past stock option grants.  On October 16, 2006, we removed the case to federal court and moved to dismiss it on the grounds that the plaintiff had failed to make the requisite pre-suit demand on our board of directors, and because we were advised that the claims are largely also barred by a prior class action settlement approved by the federal court on March 6, 2006. The court has not ruled on the motion to dismiss. We can express no view on the likely outcome of the case at this preliminary stage.

We may be named as a defendant in additional securities litigation or derivative lawsuits by current or former stockholders based on the restated financial statements. Further, we may be subject to claims relating to adverse tax consequences with respect to stock options covered by the restatement. Defending against potential claims would likely require significant attention and resources of management and could result in significant legal expenses.

Moreover, we cannot assure you that we will not be subject to regulatory actions by government agencies. Any such proceeding would divert the resources of management, could result in significant expenses and could cause our customers, employees and investors to lose confidence in our company.

We have identified five material weaknesses in our internal control over financial reporting as of September 30, 2006 that, if not remedied effectively, could result in material misstatements in our financial statements for future periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006 and identified five material weaknesses, which weaknesses were previously reported and described in our Annual Report on Form 10-K, as amended, for fiscal 2006 and in “Item. 4 Controls and Procedures” in this report. A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The material weaknesses identified by management as of June 30, 2006 and again at September 30, 2006 consisted of:

•       inadequate and ineffective controls over the periodic financial close process;

•       ineffective and inadequate controls in the accounts receivable function over the process to record customer invoice payments timely and accurately;

•       inadequate and ineffective controls over the accounting for income taxes;

•       inadequate and ineffective controls over accrual of goods and services received; and

•       inadequate and ineffective controls over the calculation and review of forfeiture rates affecting stock-based compensation expense.

For further information about these material weaknesses, please see “Item 4. Controls and Procedures” in this report and “Item 9A. Controls and Procedures—Changes in Internal Control Over Financial Reporting” and “Management’s Report on Internal Control over Financial Reporting” in our Annual Report on Form 10-K, as amended, for fiscal 2006. Because of these material weaknesses, our management concluded, as of September 30, 2006, that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Our management previously had identified six material weaknesses in our internal control over financial reporting as of June 30, 2005 and, in each of fiscal 2005 and 2006, our management has identified significant deficiencies in our internal control over financial reporting.   We implemented a number of remedial measures in fiscal 2006, but three of the six previously identified weaknesses continued to constitute material weaknesses as of September 30, 2006. In addition, during each of the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, our management identified an additional new material weakness in our internal control over financial reporting.  We are implementing additional remedial measures designed to address the material weaknesses identified as of September 30, 2006. If these remedial initiatives are insufficient to address the four identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may be subject to class action litigation, and our common stock may be delisted from The NASDAQ Global Market. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal controls could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our Annual Reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reports.

Our international operations are complex and if we fail to manage those operations effectively, the growth of our business would be limited and our operating results would be adversely affected.

We have 29 offices in 20 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign subsidiary operations, we could face difficulties managing our international operations, including our ability to compile consolidated financial statements in a timely manner. We also rely, to a lesser extent, on distributors and resellers to sell our products and market our services internationally, and our inability to manage and maintain those relationships would limit our ability to generate revenue outside the United States. The complexities of our operations also require us to make significant financial expenditures to ensure that our operations are compliant with regulatory requirements in numerous foreign jurisdictions. To the extent we are unable to manage the various risks associated with our complex international operations effectively, the growth and profitability of our business may be adversely affected.

Our business may suffer if we fail to address challenges associated with transacting business internationally.

We derived approximately 60% of our total revenues from customers outside the United States in fiscal 2005 and 2006. We anticipate that revenues from customers outside the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

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

•       difficulties in collecting trade accounts receivable in other countries; and

•       adverse tax consequences.

In addition, the impact of future exchange rate fluctuations on our operating results cannot be accurately predicted. In recent years, we have increased the extent to which we denominate arrangements with international customers in the currencies of the countries in which the software or services are provided. From time to time we have engaged in, and may continue to engage in, hedges of a significant portion of installment contracts denominated in foreign currencies. Any hedging policies implemented by us may not be successful, and the cost of these hedging techniques may have a significant negative impact on our operating results.

Competition from software offered by current competitors and new market entrants, as well as from internally developed solutions, could adversely affect our ability to sell our software products and related services and could result in pressure to price our products in a manner that reduces our margins.

Our markets in general are highly competitive.

•       Our engineering software competes with products of businesses such as ABB, Chemstations, Honeywell, KBC, Shell Global Solutions, Simulation Sciences (a division of Invensys) and WinSim (formerly ChemShare).

•       Our plant operations software competes with products of companies such as ABB, Honeywell, Invensys, Rockwell and Siemens and components of SAP’s product offerings.

•       Our supply chain management software competes with products of companies such as Honeywell, i2 Technologies, Manugistics (a subsidiary of JDA Software Group) and Infor and components of SAP’s supply chain offering.

As we expand our engineering solutions into other markets we may face competition from companies that we have not typically competed against in the past or competition from companies in areas where we have not competed in the past, such as ABB, Agile, EDS, Honeywell, Invensys, Oracle, Parametric Technology, SAP and Siemens. We also face competition in all areas of our business from large companies in the process industries that have internally developed their own proprietary software solutions.

Many of our current and potential competitors have greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond more quickly to new technologies and may be able to undertake more extensive marketing campaigns. They also may adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. In addition, many of our competitors have established, and may in the future continue to establish, cooperative relationships with third parties to improve their product offerings and to increase the availability of their products in the marketplace. Competitors with greater financial resources may make strategic acquisitions to increase their ability to gain market share or improve the quality or marketability of their products.

Competition could seriously impede our ability to sell additional software products and related services on terms favorable to us. Businesses may continue to enhance their internally developed solutions, rather than investing in commercial software such as ours. Our current and potential commercial competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. In addition, if these competitors develop products with similar or superior functionality to our products, we may need to decrease the prices for our products in order to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect our business, financial condition and operating results.

If we fail to develop new software products or enhance existing products and services, we will be unable to implement our product strategy successfully and our business could be seriously harmed.

Enterprises are requiring their application software vendors to provide greater levels of functionality and broader product offerings. Moreover, competitors continue to make rapid technological advances in computer hardware and software technology and frequently introduce new products, services and enhancements. We must continue to enhance our current product line and develop and introduce new products and services that keep pace with increasingly sophisticated customer requirements and the technological developments of our competitors. Our business and operating results could suffer if we cannot successfully respond to the technological advances of competitors or if our new products or product enhancements and services do not achieve market acceptance.

Under our business plan, we are investing significantly in the development of new business process products that are intended to anticipate and meet the emerging needs of our target markets. We are implementing a product strategy that unifies our software solutions under the aspenONE brand with differentiated aspenONE vertical solutions targeted at specific process industries. We cannot assure you that our product strategy will result in products that will meet market needs and achieve significant market acceptance.

Defects or errors in our software products could harm our reputation, impair our ability to sell our products and result in significant costs to us.

Our software products are complex and may contain undetected defects or errors. We have not suffered significant harm from any defects or errors to date, but we have from time to time found defects in our products and we may discover additional defects in the future. We may not be able to detect and correct defects or errors before releasing products. Consequently, we or our customers may discover defects or errors after our products have been implemented. We have in the past issued, and may in the future need to issue, corrective releases of our products to remedy defects or errors. The occurrence of any defects or errors could result in:

•       lost or delayed market acceptance and sales of our products;

•       delays in payment to us by customers;

•       product returns;

•       injury to our reputation;

•       diversion of our resources;

•       legal claims, including product liability claims, against us;

•       increased service and warranty expenses or financial concessions; and

•       increased insurance costs.

Defects and errors in our software products could result in an increase in service and warranty costs or claims for substantial damages against us.

We may be subject to significant expenses and damages because of liability claims.

The sale and implementation of certain of our software products and services, particularly in the areas of advanced process control, supply chain and optimization, entail the risk of product liability claims and associated damages. Our software products and services are often integrated with our customers’ networks and software applications and are used in the design, operation and management of manufacturing and supply chain processes at large facilities, often for mission critical applications. Any errors, defects, performance problems or other failure of our software could result in significant liability to us for damages or for violations of environmental, safety and other laws and regulations. We are currently defending such claims that our software products and implementation services have failed to meet customer expectations, and our software products and implementation services could continue to give rise to warranty and other claims.

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

For example, we recognize software license revenue in accordance with SOP No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9, and in accordance with SOP No. 81-1. The accounting profession continues to discuss certain provisions of relevant accounting literature with the objective of providing additional guidance on potential interpretations related to software revenue recognition and “multiple element arrangements” in which a single contract includes a software license, a maintenance services agreement and/or other “elements” that are bundled together in a total offering to the customer. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of revenue recognition.

Certain factors have in the past and may in the future cause us to defer recognition for license fees beyond delivery, such as the inclusion of material non-standard terms in our licensing agreements. Because of these factors and other specific requirements under U.S. GAAP for software revenue recognition, we must have very precise terms in our software arrangements in order to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we may accept terms and conditions that do not permit revenue recognition at the time of delivery.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to establish and maintain a position of technology leadership in the highly competitive software market depends in large part upon our ability to attract and retain highly qualified managerial, sales, technical and accounting personnel. Competition for qualified personnel in the software industry is intense. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our future success will depend in large part on our ability to attract a sufficient number of highly qualified personnel, and there can be no assurance that we will be able to do so.

We have experienced changes in our senior management that could affect our business and operations.

We have made significant changes in our senior management team, including the hiring of a new Senior Vice President, Finance and Chief Financial Officer in September 2006. Because of these significant changes, our management team may not be able to work together effectively to successfully develop and implement our business strategies and financial operations. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our new management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.

If we are unable to develop or maintain strategic alliance relationships, our revenue growth may be harmed.

An element of our growth strategy is to establish strategic alliances with selected third-party systems integrators that market and integrate our products. If our current systems integrators terminate their existing relationships with us, or if we do not adequately train a sufficient number of other systems integrators, or if potential systems integrators focus their efforts on integrating or co-selling competing products to the process industries, our future revenue growth could be limited and our operating results could be materially and adversely affected. If our systems integrators fail to implement our solutions for our customers properly, the reputations of our products and services and our company could be harmed and we might be subject to claims by our customers. We intend to continue to establish business relationships with technology companies to accelerate the development and marketing of our products and services. To the extent that we are unsuccessful in maintaining our existing relationships and developing new relationships, our revenue growth may be materially and adversely affected.

Risks Related to Our Common Stock

Our common stockholders will experience dilution as a result of the conversion of our Series D preferred and the exercise of our outstanding warrants or options, and our payment of accumulated dividends will either result in further dilution to our common stockholders or require our payment of a significant amount of cash.

The terms of our outstanding securities may result in substantial dilution to existing common stockholders. As of September 30, 2006, a total of 53,461,512 shares of common stock were outstanding and outstanding shares of Series D preferred were convertible into a total of 33,336,400 additional shares of common stock. Our common stockholders would be subject to substantial dilution if the Series D preferred were converted into common stock.

In addition, each share of Series D preferred is entitled to a cumulative dividend of 8.0% of the stated value per share of such Series D preferred per year, payable upon declaration by the board of directors, in its discretion, or upon conversion or redemption of the Series D preferred. As of September 30, 2006, there was $31.3 million in accumulated but undeclared dividends on the Series D preferred. Accumulated dividends, when and if declared by our board, must be paid in cash, unless we elect to pay the dividends in common stock and we are able to satisfy specified conditions

Furthermore, as of September 30, 2006, we had outstanding (a) warrants that were then exercisable to purchase a total of 3,075,798 shares of common stock at a weighted average exercise price of $5.66 per share and (b) options to purchase a total of 5,518,565 shares of common stock at a weighted average exercise price of $8.32. Moreover, as of September 30, 2006 there were outstanding unvested options to purchase 3,618,445 shares at a weighted average exercise price of $5.63 per share. Our common stockholders would be subject to substantial dilution if our outstanding warrants or options were exercised for common stock.

We are obligated to register for public sale shares of common stock issuable pursuant to our outstanding Series D preferred and warrants, and sales of those shares may result in a decrease in the price of our common stock.

We have granted rights to require that we register under the Securities Act the shares of common stock issuable upon the conversion of, or as dividends on, the Series D preferred and upon the exercise of certain of our warrants:

•       Series D-1 preferred.   The holders of the Series D-1 preferred have the right to demand that we file on their behalf up to four registration statements covering shares of common stock issuable upon (a) conversion of the Series D-1 preferred and (b) exercise of certain warrants issued to the holders of the Series D-1 preferred. In May 2006, we received a demand letter from the Series D-1 preferred holders, in accordance with the terms of their investor rights agreement with us, requesting the registration of all of the shares of common stock into which their shares of Series D-1 preferred are convertible and their warrants are exercisable in an underwritten public offering. As of September 30, 2006, the total number of shares of common stock that would be covered by this registration demand letter is approximately 31,499,336.

•       Series D-2 preferred.   We previously filed a registration statement that covers all of the shares of common stock issuable upon (a) conversion of the Series D-2 preferred and (b) exercise of certain warrants issued to the initial holders of the Series D-2 preferred.

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

In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against companies. In March 2006, we settled a putative class action lawsuit that was pending against us in U.S. District Court, District of Massachusetts, as described under “Securities litigation and investigations based on the results of a 2005 internal investigation into certain of our software accounting practices may require that we incur substantial additional expenses and expend significant additional management time and may damage our reputation.”  This type of litigation could result in substantial liability and costs and divert management’s attention and resources.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our business plan.

We expect that our current cash balances, cash-equivalents, short-term investments, proceeds from the anticipated sale of installment contracts, funds available under our bank line of credit, and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may need to obtain additional financing thereafter or earlier, however, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, fewer sales of installment contracts, unanticipated expenses, or other unforeseen difficulties.

Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance, the quality of our installment contracts and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services.

Any additional capital raised through the sale of equity or convertible debt securities may dilute your percentage ownership of our common stock. Furthermore, any new equity securities we issue could have rights, preferences and privileges superior to our common stock. Capital raised through debt financings could require us to make periodic interest payments and could impose potentially restrictive covenants on the conduct of our business.

The holders of Series D preferred own a substantial portion of our capital stock that may afford them significant influence over our affairs.

As of September 30, 2006, the Series D preferred (on an as-converted basis) represented 37.4% of our outstanding common stock and the warrants issued to the original purchasers of the Series D-2 preferred were exercisable for shares representing 2.3% of our outstanding common stock (ignoring certain limitations on the ability to convert such shares or exercise such warrants). As a result, the holders of the Series D preferred and such warrants, if acting together, would have the ability to delay or prevent a change in control of our company that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

Section 203 of the Delaware General Corporation Law, our charter and our by-laws contain provisions that might enable our management to resist a takeover of our company. These provisions could have the effect of delaying, deferring, or preventing a change in control of our company or a change in our management that stockholders may consider favorable or beneficial. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. We have also adopted a stockholder rights plan that could significantly dilute the equity interests of a person seeking to acquire control of our company without the approval of our board of directors.

Item 6. Exhibits

			Filed with	Incorporated by Reference
Exhibit Number		Description	this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
10.1

Loan Agreement, dated as of September 27, 2006, among Aspen Technology Funding 2006-II LLC, Aspen Technology, Inc., Portfolio Financial Servicing Company, Inc., Key Equipment Finance Inc., Keybank National Association, and Relationship Funding Company, LLC

X
10.2		Tenth Loan Modification Agreement, dated as of September 14, 2006, between Silicon Valley Bank and Aspen Technology, Inc.		10-K	September 28, 2006	10.84
10.3		Eleventh Loan Modification Agreement, dated as of September 27, 2006, by and among Silicon Valley Bank and Aspen Technology, Inc.	X
10.4		Sixth Loan Modification Agreement (EXIM), dated as of September 14, 2006, between Silicon Valley Bank and Aspen Technology, Inc.		10-K	September 28, 2006	10.85
10.5		Seventh Loan Modification Agreement - EXIM dated as of September 27, 2006, by and among Silicon Valley Bank and Aspen Technology, Inc.	X
10.6		Partial Release and Acknowledgement Agreement, dated as of September 27, 2006, by and among Silicon Valley Bank and Aspen Technology, Inc.	X
10.7	*	Form of Terms and Conditions of Stock Option Agreement Granted Under 2001 Restated Stock Option Plan	X
10.8	*	Form of Terms and Conditions of Stock Option Agreement Granted Under 2005 Stock Incentive Plan	X
10.9	*	Form of Restricted Stock Unit Agreement Granted under 2005 Stock Incentive Plan.	X
10.10	*	Form of Restricted Stock Unit Agreement-G Granted under 2005 Stock Incentive Plan.
10.11	*

Form of Executive Retention Agreement entered into as of September 26, 2006, by Aspen Technology, Inc. and each of Frederic G. Hammond, Manolis E. Kotzabasakis, Bradley T. Miller, C. Steven Pringle and Blair F. Wheeler

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X
32.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X

*       Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: November 14, 2006	By:	/s/ MARK E. FUSCO
Mark E. Fusco
President and Chief Executive Officer
Date: November 14, 2006	By:	/s/ BRADLEY T. MILLER
Bradley T. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

			Filed with	Incorporated by Reference
Exhibit Number		Description	this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
10.1		Loan Agreement, dated as of September 27, 2006, among Aspen Technology Funding 2006-II LLC, Aspen Technology, Inc., Portfolio Financial Servicing Company, Inc., Key Equipment Finance Inc., Keybank National Association, and Relationship Funding Company, LLC	X		September 28, 2006	10.84
10.2		Tenth Loan Modification Agreement, dated as of September 14, 2006, between Silicon Valley Bank and Aspen Technology, Inc.		10-K	September 28, 2006	10.85
10.3		Eleventh Loan Modification Agreement, dated as of September 27, 2006, by and among Silicon Valley Bank and Aspen Technology, Inc.	X
10.4		Sixth Loan Modification Agreement (EXIM), dated as of September 14, 2006, between Silicon Valley Bank and Aspen Technology, Inc.		10-K
10.5		Seventh Loan Modification Agreement - EXIM dated as of September 27, 2006, by and among Silicon Valley Bank and Aspen Technology, Inc.	X
10.6		Partial Release and Acknowledgement Agreement, dated as of September 27, 2006, by and among Silicon Valley Bank and Aspen Technology, Inc.	X
10.7	*	Form of Terms and Conditions of Stock Option Agreement Granted Under 2001 Restated Stock Option Plan	X
10.8	*	Form of Terms and Conditions of Stock Option Agreement Granted Under 2005 Stock Incentive Plan	X
10.9	*	Form of Restricted Stock Unit Agreement Granted under 2005 Stock Incentive Plan.	X
10.10	*	Form of Restricted Stock Unit Agreement-G Granted under 2005 Stock Incentive Plan.
10.11	*

Form of Executive Retention Agreement entered into as of September 26, 2006, by Aspen Technology, Inc. and each of Frederic G. Hammond, Manolis E. Kotzabasakis, Bradley T. Miller, C. Steven Pringle and Blair F. Wheeler

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C . Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X
32.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X

*                    Management contract or compensatory plan