Form 10-K/A
period 2006-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2007-03-15
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

As of March 9, 2007, 87,749,130 shares of common stock were outstanding.

This Amendment No. 2 on Form 10-K, which we refer to as this Form 10-K/A, amends and restates portions of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as originally filed with the SEC on September 28, 2006, which we refer to as the original Form 10-K, and our Amendment No. 1 to our Annual Report on Form 10-K as filed with the SEC on November 14, 2006, which we refer to as the first Form 10-K/A.

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

i

EXPLANATORY NOTES

Purpose of this Form 10-K/A (Third Restatement)

Subsequent to our issuance of the restatement of the consolidated financial statements for the year ended June 30, 2006, and in the course of preparing the condensed consolidated financial statements for the three and six months ended December 31, 2006, we identified errors in the accounting for foreign currency denominated transactions in the fiscal years ended June 30, 2002 through 2006. We incorrectly accounted for transaction gains and losses on intercompany balances denominated in currencies other than the functional currency as if such balances were of a long term investment nature and included the impact as a component of accumulated other comprehensive income (loss) rather than earnings. These transaction gains and losses should have been included in earnings as the conditions for accounting for these intercompany balances as a long term investment were not met. In addition, we identified errors in the recording of purchase accounting in other than the functional currency of the acquired entity. These purchase accounting adjustments should have been denominated in the currency of the applicable subsidiary and translated to United States Dollars and were incorrectly recorded as United States Dollar denominated net assets in the consolidated financial statements. Accordingly, translation of the balance sheet position related to the purchase accounting allocations and translation impact of the amortization of intangible assets was not properly recorded.

In addition, we identified other errors in the course of preparing the condensed consolidated financial statements for the three and six months ended December 31, 2006. These errors related to the timing of recognition of service revenue and facility leasing costs, and losses on sale of assets and elimination of accounts receivable and offsetting deferred revenues for amounts due from customers that have not met revenue recognition criteria as of June 30, 2006. The tax effect of correcting all of the above errors required further adjustments and we added disclosure relative to reseller relationships in Note 13 to the financial statements.

In order to correct the errors, we are restating our financial statements for the fiscal years ended June 30, 2004, 2005 and 2006, in order to reflect (a) foreign currency transaction gains of $3.8 million, losses of $3.1 million, and losses of $4.4 million, respectively, (b) additional amortization of technology related intangible assets of $0.7 million, $1.1 million, and $1.5 million, respectively, (c) additional facility lease costs of less than $0.1 million per fiscal year, (d) for the year ended June 30, 2006, a reduction in service revenues of $0.4 million, (e) for the year ended June 30, 2004, an increase in loss on sales and disposals of assets of $0.1 million, (f) income tax provision increases of $0.1 million and decreases of $1.5 million and $2.0 million, respectively, and, (g) the reduction of accounts receivable and offsetting reduction in deferred revenues of $6.5 million at June 30, 2006 to eliminate the gross presentation of amounts due from customers that had not met revenue recognition criteria, and the related balance sheet adjustments. We refer to this as the third restatement. These errors had a cumulative effect of decreasing net loss by $2.9 million, net of income taxes, for the periods prior to fiscal 2004, which is reflected in the July 1, 2003 beginning accumulated deficit.

This Form 10-K/A is being filed for the purpose of restating our consolidated financial statements below for the years ended June 30, 2004, 2005 and 2006. See Note 17 to the consolidated financial statements under the caption “Third Restatement” for a discussion of the third restatement. This Form 10-K/A updates the information provided in Items 6, 7, 8, 9A and 15 of the first Form 10-K/A for the effects of the third restatement. This Form 10-K/A has not been updated for events occurring after the filing of the previous Form 10-K/A, except to reflect the third restatement.

Second Restatement

The following describes the second restatement reflected in the first Form 10-K/A. We refer to this as the second restatement. This description has not changed in any material respect from the explanatory note provided in the first Form 10-K/A.

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

In order to correct these errors, we restated our financial statements for the fiscal year ended June 30, 2006 in order to reflect (a) additional stock-based compensation expense of approximately $1.4 million and (b) additional revenues of approximately $0.3 million. These errors had no effect on the fiscal year ended June 30, 2004 or 2005. See Note 17 to the consolidated financial statements under the caption “Second Restatement” for a discussion of the second restatement.

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

The restatement of prior year financial statements also included the adjustments for other errors identified after the applicable period had been reported. Such errors were not previously recorded because we believed the amount of any such errors, both individually and in the aggregate, were not material to our consolidated financial statements. These errors related to the timing of revenue recognition, losses on sales and disposals of assets, interest income, and the calculation of foreign currency gains and losses.

As a result of the foregoing, we restated our financial statements as of June 30, 2005 and for the fiscal years ended June 30, 2004 and 2005 in our consolidated financial statements, in the original Form 10-K. We show the effects of the first restatement on our financial statements for the years ended June 1999, 2000, 2001, 2002 and 2003 in Item 6, “Selected Financial Data.” We show the effects of the third restatement on our finanical statements for the years ended June 30, 2002 and 2003 in Item 6, “Selected Financial Data”.

We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the first, second or third restatements, except for the filing of this Form 10-K/A and the Form 10-Q/A for the quarter ended September 30, 2006. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should not be relied upon.

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

Year Ended June 30,
2002				2003				2004	2005	2006
As Previously Reported	First Restatement Adjustments(3)	Third Restatement Adjustments	As Restated(2)	As Previously Reported	First Restatement Adjustments(3)	Third Restatement Adjustments	As Restated(2)	As Restated(1)	As Restated(1)	As Restated(1)
(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues:
Software licenses	$136,377	$—	$—	$136,377	$162,354	$(270)	$—	$162,084	$158,150	$129,621	$152,773
Service and other	186,005	—	—	186,005	184,102	—	—	184,102	174,296	140,373	140,375
Total revenues	322,382	—	—	322,382	346,456	(270)	—	346,186	332,446	269,994	293,148
Cost of revenues:
Cost of software licenses	11,830	—	—	11,830	13,916	—	—	13,916	15,577	16,864	16,805
Cost of service and other	118,772	4,121	—	122,893	106,868	3,381	—	110,249	101,823	82,744	72,690
Amortization of technology related intangible assets	5,042	—	3	5,045	8,219	—	106	8,325	7,976	8,220	8,559
Impairment of technology related intangible and computer software development assets	1,169	—	—	1,169	8,704	—	—	8,704	3,250	—	—
Total cost of revenues	136,813	4,121	3	140,937	137,707	3,381	106	141,194	128,626	107,828	98,054
Gross profit	185,569	(4,121)	(3)	181,445	208,749	(3,651)	(106)	204,992	203,820	162,166	195,094
Operating costs:
Selling and marketing	114,755	2,943	—	117,698	105,879	2,414	—	108,293	101,806	96,275	84,505
Research and development	74,176	1,943	—	76,119	65,143	1,595	—	66,738	60,111	47,276	44,322
General and administrative	29,673	2,487	14	32,174	29,644	2,125	27	31,796	34,380	49,315	42,529
Long-lived asset impairment charges	—	—	—	—	105,543	—	—	105,543	967	—	—
Restructuring charges and FTC legal costs	14,914	—	—	14,914	41,080	564	—	41,644	20,085	24,960	3,993
Charges for in-process research and development	14,900	—	—	14,900	—	—	—	—	—	—	—
Loss (gain) on sales and disposals of assets	(346)	—	—	(346)	(52)	—	—	(52)	(747)	14,314	898
Total operating costs	248,072	7,373	14	255,459	347,237	6,698	27	353,962	216,602	232,140	176,247
Income (loss) from operations	(62,503)	(11,494)	(17)	(74,014)	(138,488)	(10,349)	(133)	(148,970)	(12,782)	(69,974)	18,847
Interest income	6,209	—	—	6,209	8,191	—	—	8,191	7,296	6,204	5,034
Interest expense	(5,591)	—	—	(5,591)	(7,132)	—	—	(7,132)	(4,940)	(4,170)	(985)
Write-off of investments	(8,923)	—	—	(8,923)	—	—	—	—	—	—	—
Foreign currency exchange gain (loss)	(1,424)	—	2,970	1,546	(195)	(117)	2,004	1,692	4,832	(3,599)	(3,360)
Income (loss) before provision for (benefit from) income taxes and equity in earnings from joint ventures	(72,232)	(11,494)	2,953	(80,773)	(137,624)	(10,466)	1,871	(146,219)	(5,594)	(71,539)	19,536
Provision for income taxes	(3,599)	—	20	(3,579)	(1,076)	15	911	(150)	(20,239)	(2,031)	(6,713)
Equity in losses from joint ventures	(166)	—	—	(166)	(514)	—	—	(514)	(351)	—	—
Net income (loss)	(75,997)	(11,494)	2,973	(84,518)	(139,214)	(10,451)	2,782	(146,883,)	(26,184)	(73,570)	12,823
Accretion of preferred stock discount and dividend	(6,301)	—	—	(6,301)	(9,184)	—	—	(9,184)	(6,358)	(14,450)	(15,383)
Income (loss) attributable to common stockholders	$(82,298)	$(11,494)	$2,973	$(90,819)	$(148,398)	$(10,451)	$2,782	$(156,067)	$(32,542)	$(88,020)	$(2,560)
Basic and Diluted income (loss) per share attributable to common stockholders	$(2.55)	$(0.35)	$0.09	$(2.81)	$(3.86)	$(0.27)	$0.07	$(4.06)	$(0.80)	$(2.08)	$(0.06)
Weighted average shares outstanding—Basic and Diluted	32,308	—	—	32,308	38,476	—	—	38,476	40,575	42,381	44,627

	June 30,
	2002 As Restated(2)(4)	2003 As Restated(2)(4)	2004 As Restated(2)	2005 As Restated(1)	2006 As Restated(1)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$33,571	$51,567	$107,633	$68,149	$86,272
Working capital	43,567	36,409	14,694	2,586	24,743
Total assets	538,219	377,422	354,404	246,430	274,636
Long-term obligations, less current maturities	92,135	89,911	1,952	338	149
Redeemable convertible preferred stock	—	57,537	106,761	121,210	125,475
Total stockholders’ equity (deficit)	223,321	33,985	30,474	(46,169)	(14,555)

(1)   See Note 17 to the Notes to the Consolidated Financial Statements for a discussion of the restatements.

(2)   The restated amounts for these years are unaudited. The unaudited financial results for 1997 and 1998, which are not presented here, the unaudited financial results for 1999, 2000 and 2001, which are presented below in condensed form, and the selected consolidated financial data for 2002 and 2003, presented above, have been restated to reflect adjustments related to the restatement described in “Explanatory Notes—First Restatement” above, and in Note 17 of the Notes to Consolidated Financial Statements. The restatement adjustments affecting these periods primarily related to compensation expense associated with the stock option review, and result in an increased loss applicable to common stockholders for the fiscal years ended June 30, 1997, 1998, 1999, 2000, 2001, 2002 and 2003 of $0.2 million, $1.5 million, $10.0 million, $7.0 million, $10.4 million, $11.5 million and $10.5 million, respectively. The selected consolidated financial data for 2002 and 2003, presented above, have also been restated to reflect adjustments related to the restatements described in “Explanatory Notes—Third Restatement” above, and in Note 17 of the Notes to Consolidated Financial Statements.  The restatement adjustments affecting these periods primarily related to foreign currency transaction gains on intercompany balances, and result in a decreased loss applicable to common shareholders for the years ended June 30, 2002 and 2003 of $3.0 million and $2.8 million, respectively. In the consolidated financial statements for the year ended June 30, 2004 these cumulative amounts are reflected as adjustments to the beginning balances of the accumulated deficit of Stockholders’ Equity in the Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss).

(3)   The adjustments related to the year ended June 30, 2002 relate to compensation expense associated with the stock option review. Of the adjustments related to the year ended June 30, 2003, $9.5 million related to compensation expense associated with the stock option review and $1.0 million related to other adjustments. These adjustments are further described in “Explanatory Notes—First Restatement” above, and in Note 17 of the Notes to Consolidated Financial Statements.

(4)   Of the adjustments related to the year ended June 30, 2002, $3.0 million related to foreign currency transaction gains on intercompany balances and less than $0.1 million related to other adjustments.  Of the adjustments related to the year ended June 30, 2003, $2.9 million related to foreign currency transaction gains on intercompany balances, net of income taxes, and was offset by $0.1 million related to other adjustments.  These adjustments are further described in “Explanatory Notes—Third Restatement” above, and in Note 17 of the Notes to Consolidated Financial Statements.

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

Restatement of Pro Forma Disclosures of Stock-Based Compensation for Periods Prior to Fiscal 2004

The financial information set forth below reflects the restatement of our pro forma disclosures made in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” for the years ended June 30, 1999, 2000, 2001, 2002 and 2003 for the items discussed in “Explanatory Notes” above and in Note 17 of the Notes to Consolidated Financial Statements.

	1999	2000	2001	2002	2003
	All amounts as restated
Income (loss) attributable to common shareholders (in thousands)
—As reported	$(37,611)	$(10,239)	$(47,198)	$(90,819)	$(156,067)
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(30,483)	(30,558)	(36,043)	(33,228)	(24,081)
Add: Stock-based compensation expense included in reported net income (loss).	9,985	7,013	10,389	11,494	9,515
Pro forma	$(58,109)	$(33,784)	$(72,852)	$(112,553)	$(170,633)
Income (loss) attributable to common shareholders per share
—Basic and diluted—
As reported	$(1.37)	$(0.36)	$(1.58)	$(2.81)	$(4.06)
Pro forma	(2.11)	(1.20)	(2.43)	(3.48)	(4.43)

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

Restatements of Financial Results

First Restatement

In connection with the preparation of financial statements for the fiscal year ended June 30, 2006, a subcommittee of independent members of our board of directors reviewed our accounting treatment for all stock options granted since we completed our initial public offering in fiscal 1995. Based upon the subcommittee’s review, the Audit Committee and management determined that certain option grants during fiscal years 1995 through 2004 were accounted for improperly, and concluded that stock-based compensation associated with certain grants was misstated in fiscal years 1995 through 2005, and in the nine months ended March 31, 2006. The subcommittee identified errors related to the determination of the measurement dates for grants of options allocated among a pool of employees when the specific number of options to be awarded to specific employees had not yet been finalized, and other measurement date errors. As a result of the errors in determining measurement dates, we also recorded payroll withholding tax-related adjustments for certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations. These options were determined to have been granted with an exercise price below the fair market value of our stock on the actual grant date, so do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to non-qualified status results in additional withholding taxes on exercise of those options. We recorded estimated payroll withholding tax charges of $0.5 million, $0.2 million, and $1.2 million for the years ended June 30, 2004, 2005, and 2006, respectively, in connection with the disqualification of such ISO tax treatment. The stock-based compensation charges, including the aforementioned withholding tax adjustments, increased net loss for the fiscal years ended June 30, 1997, 1998, 1999, 2000, 2001, 2002, 2003, 2004, 2005, and the nine months ended March 31, 2006 by $0.2 million, $1.5 million, $10.0 million, $7.0 million, $10.4 million, $11.5 million, $9.5 million, $7.2 million, $0.5 million, and $1.0 million, respectively.

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

In order to correct these errors, we have restated our financial statements for the fiscal year ended June 30, 2006 in order to reflect (a) additional stock-based compensation expense of approximately $1.4 million and (b) additional revenues of approximately $0.3 million. We refer to this as the second restatement. These errors had no effect on the fiscal years ended June 30, 2004 or 2005.

Third Restatement

Subsequent to our issuance of the restatement of the consolidated financial statements for the year ended June 30, 2006, and in the course of preparing the condensed consolidated financial statements for the three and six months ended December 31, 2006, we identified errors in the accounting for foreign currency denominated transactions in the fiscal years ended June 30, 2002 through 2006. We incorrectly accounted for transaction gains and losses on intercompany balances denominated in currencies other than the functional currency as if such balances were of a long term investment nature and included the impact as a component of accumulated other comprehensive income (loss) rather than earnings. These transaction gains and losses should have been included in earnings as the conditions for accounting for these intercompany balances as a long term investment were not met. In addition, we identified errors in the recording of purchase accounting entries in other than the functional currency of the acquired entity. These purchase accounting adjustments should have been denominated in the currency of the applicable subsidiary and translated to United States Dollars and were incorrectly recorded as United States Dollar denominated net assets in the consolidated financial statements. Accordingly, translation of the balance sheet position related to the purchase accounting allocations and translation impact of the amortization of intangible assets was not properly recorded.

In addition, we identified other errors in the course of preparing the condensed consolidated financial statements for the three and six months ended December 31, 2006. These errors related to the timing of recognition of service revenue and facility leasing costs, and losses on sale of assets and elimination of accounts receivable and deferred revenue for amounts due from customers that have not met revenue recognition criteria as of June 30, 2006. The tax effect of correcting all of the above errors required further adjustments.

In order to correct these errors, we are restating our financial statements for the fiscal years ended June 30, 2004, 2005 and 2006, in order to reflect (a) foreign currency transaction gains of $3.8 million, losses of $3.1 million, and losses of $4.4 million, respectively, (b) additional amortization of technology related intangible assets of $0.7 million, $1.1 million, and $1.5 million, respectively, (c) additional facility lease costs of less than $0.1 million per fiscal year, (d) for the year ended June 30, 2006, a reduction in service revenues of $0.4 million, (e) for the year ended June 30, 2004, an increase in loss on sales and disposals of assets of $0.1 million (f) income tax provision increases of $0.1 million and decreases of $1.5 million and of $2.0 million, respectively, and, (g) the reduction of accounts receivable and offsetting reduction in deferred revenues of $6.5 million at June 30, 2006 to eliminate the gross presentation of amounts due from customers that had net revenue recognition criteria, and the related balance sheet adjustments. We refer to this as the third restatement. These errors had a cumulative effect of decreasing net loss by $2.9 million, net of income taxes, for the periods prior to June 30, 2003 which is reflected in the July 1, 2003 beginning accumulated deficit.

Effects of Restatements

As a result of the foregoing, we have restated our financial statements as of June 30, 2005 and 2006 and for the fiscal years ended June 30, 2004, 2005 and 2006 in our consolidated financial statements, beginning on page F-3. We show the effects of the first, second and third restatements on our financial statements for the years ended June 1999, 2000, 2001, 2002 and 2003 in Item 6, “Selected Financial Data.” We show the effects of the restatements on each of the quarters in the years ended June 30, 2005 and 2006 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Data.”

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

Revenue Recognition—Software Licenses

We recognize software license revenue in accordance with SOP No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-4 and SOP No. 98-9, as well as the various interpretations and clarifications of those statements. When we provide professional services considered not essential to the functionality of the software, and for which Vendor Specific Objective Evidence of fair value, or VSOE, has been established, we recognize revenue for the delivered software when the basic criteria of SOP 97-2 are met. VSOE has been established, in most instances, for Software Maintenance Services, Training and professional services rates. When we provide professional services that are considered essential to the functionality of the software, we recognize revenue when the basic criteria of SOP 97-2 are met and when the services have been completed. When we provide professional services, which involve significant production, modification or customization of the licensed software, we recognize such revenue and any related software licenses in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts”. These statements all require that four basic criteria must be satisfied before software license revenue can be recognized:

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we conduct at least an annual assessment on December 31st of the carrying value of our goodwill assets, which is based on either estimates of future income from the reporting units or estimates of the market value of the units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Historically, actual results have occasionally differed from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates. In addition, the relevancy of recent transactions used to establish market value for our reporting units is based on management’s judgment.

During the year ended June 30, 2004, we recorded $4.2 million in charges related to the impairment of certain long-lived assets and technology related intangible and computer software development assets. The timing and size of future impairment charges involves the application of management’s judgment and estimates and could result in the impairment of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $49.0 million as of June 30, 2006.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by certain consolidated statement of operations data for the periods indicated:

	Year Ended June 30,
	2004	2005	2006
Revenues:
Software licenses	47.6%	48.0%	52.1%
Service and other	52.4	52.0	47.9
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of software licenses	4.7	6.3	5.7
Cost of service and other	30.6	30.6	24.8
Amortization of technology related intangible assets	2.4	3.0	2.9
Impairment of technology related intangible and computer software development assets	1.0	—	—
Total cost of revenues	38.7	39.9	33.4
Gross margin	61.3	60.1	66.6
Operating costs:
Selling and marketing	30.6	35.7	28.9
Research and development	18.1	17.5	15.1
General and administrative	10.3	18.3	14.5
Long-lived asset impairment charges	0.3	—	—
Restructuring charges and FTC legal costs	6.0	9.2	1.4
Loss (gain) on sales and disposals of assets	(0.2)	5.3	0.3
Total operating costs	65.2	86.0	60.2
Income (loss) from operations	(3.9)	(25.9)	6.4
Interest income	2.2	2.3	1.7
Interest expense	(1.5)	(1.6)	(0.3)
Foreign currency exchange gain (loss)	1.5	(1.3)	(1.1)
Income (loss) before provision for income taxes and equity in earnings from joint ventures	(1.7)%	(26.5)%	6.7%

Comparison of Fiscal 2006 to Fiscal 2005

Revenues.   Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for fiscal 2006 increased 8.6% to $293.1 million from $270.0 million in fiscal 2005. Total revenues from customers outside the United States were $167.0 million or 56.9% of total revenues and $162.7 million or 60.3% of total revenues for fiscal 2006 and 2005, respectively. The geographical mix of revenues can vary from period to period.

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

Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other were relatively unchanged at $140.4 million for fiscal 2006 and fiscal 2005 as a 1.8% decline in the consulting services business was offset by an increase in maintenance and training revenues. Consulting services declined due to the December 2004 sale of a portion of our consulting business to Honeywell, as part of our settlement with the FTC.

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

Cost of Service and Other.   Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for fiscal 2006 decreased 12.2% to $72.7 million from $82.7 million for fiscal 2005. Cost of service and other, as a percentage of revenues from service and other, decreased to 51.6% for fiscal 2006 from 58.9% for fiscal 2005. The decrease in cost is primarily due to decreased payroll costs of $8.9 million and decreased rent and facility costs of $3.5 million related to reductions in headcount and facility consolidations offset in part by increases of $3.1 million in reimbursable costs and $2.1 million in stock-based compensation costs.

Amortization of Technology Related Intangible Assets.   Amortization of technology related intangible assets consists of the amortization from intangible assets obtained in acquisitions. These assets are generally being amortized over a period of three to five years. Amortization expense was $8.6 million and $8.2 in fiscal 2006 and fiscal 2005, respectively. The increase is primarily the result of changes in foreign currency translation rates affecting amortization expense incurred in subsidiaries operating in currencies other than the U.S. dollar.

Selling and Marketing.   Selling and marketing expenses for fiscal 2006 decreased 12.2% to $84.5 million from $96.3 million for fiscal 2005, declining as a percentage of total revenues to 28.9% from 35.7%. The reduction in cost is primarily due to a decrease in payroll costs of $4.0 million, lower rent and facility costs of $5.9 million, lower marketing and advertising costs of $2.2 million, lower travel expenses of $1.5 million and a $2.7 million decrease in advertising costs related to AspenWorld, which took place in October 2004, partially offset by a $3.1 million increase in stock-based compensation costs.

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

General and Administrative.   General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, and outside professional fees. General and administrative expenses for fiscal 2006 decreased 13.8% to $42.5 million from $49.3 million for fiscal 2005, and decreased as a percentage of total revenues to 14.5% from 18.3%. This decrease is due to a $7.1 million reduction in legal, accounting and consulting costs associated with the internal investigation by the audit committee, a $1.9 million decrease in payroll costs, and a $1.0 million reduction in rent and facility costs, partially offset by a $3.3 million increase in stock-based compensation costs and increased recruiting costs of $0.7 million.

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

Foreign currency exchange gain (loss).   Foreign currency exchange gains and losses are primarily incurred as a result of the revaluation of intercompany accounts denominated in foreign currencies and reflect movement in period end exchange rates. The revaluation adjustments are primarily related to unrealized gains and losses on intercompany balances that have not settled in cash. In fiscal 2006 we recorded a foreign currency exchange loss of $3.4 million, compared to a $3.6 million loss in fiscal 2005.

Provision for/Benefit from Income Taxes.   We recorded a provision for income taxes of $6.7 million for fiscal 2006, primarily related to foreign taxes. We recorded a provision for income taxes of $2.0 million for fiscal 2005 and provided a full valuation allowance against the net operating losses generated during fiscal 2005.

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

Amortization of Technology Related Intangible Assets.   Amortization expense for fiscal 2005 increased 3.1% to $8.2 million from $8.0 million for fiscal 2004. The increase is primarily the result of changes in foreign currency translation rates affecting amortization expense incurred in subsidiaries operating in currencies other than the U.S. dollar.

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

General and Administrative.   General and administrative expenses for fiscal 2005 increased 43.4% to $49.3 million from $34.4 million for fiscal 2004, and increased as a percentage of total revenues to 18.3% from 10.3%. This increase is due to a $7.1 million increase in legal, accounting and consulting costs associated with the internal investigation by the audit committee, $3.8 million in litigation defense and settlement costs related to KBC, a $1.9 million increase in audit and consulting fees associated with the Sarbanes-Oxley Act, specifically our Section 404 efforts, and $3.4 million in contract and employment termination costs, offset in part by a $1.5 million decline in stock-based compensation expense.

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

Loss (Gain) on Sales of Assets.   Loss (gain) on sales of assets was a $14.3 million loss in fiscal 2005 as compared to $0.7 million gain in fiscal 2004. This decrease is primarily due to the loss of $14.6 million incurred on the June 2005 securitization of installments receivable.

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

Foreign currency exchange gain (loss).   Foreign currency exchange gains and losses are primarily incurred as a result of the revaluation of intercompany accounts denominated in foreign currencies and reflect movement in period end exchange rates. The revaluation adjustments are primarily related to unrealized gains and losses on related intercompany balances that have not settled in cash.

In fiscal 2005 we recorded a foreign currency exchange loss of $3.6 million, compared to a $4.8 million gain in fiscal 2004. This increase was due to favorable exchange rate fluctuations.

Provision for/Benefit from Income Taxes.   We recorded a provision for income taxes of $2.0 million for fiscal 2005, primarily related to foreign taxes. We recorded a provision for income taxes of $20.2 million for fiscal 2004. The provision for fiscal 2004 includes a $14.6 million valuation allowance against U.S. domiciled net deferred tax assets and a $6.8 million provision primarily related to foreign taxes. Additionally, as part of a change in the Japan-US tax treaty, the Japanese withholding tax law was repealed effective July 1, 2004 and provided approximately $1.5 million of income tax relief to the Company as of the enactment date of the tax law change which occurred in the quarter ended March 31, 2004. We provided a full valuation allowance against the net operating losses generated during fiscal 2004 and 2005.

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

The following tables presents previously reported and restated quarterly consolidated statement of operations data for fiscal 2005 and 2006. These data are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of these data in accordance with US GAAP. See
“—Restatements of Financial Results” above and Note 17 to the Notes to the Consolidated Financial Statements for a discussion of the first, second, and third restatements.

	Quarter ended September 30, 2004					Quarter ended December 31, 2004

		First Restatement		Third Restatement			First Restatement		Third Restatement
	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	Adjustments	As Restated (1)	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	Adjustments	As Restated (1)
	(In thousands, except per share data)
Revenues:
Software licenses	$ 25,273	$ —	$ (220)	$ —	$ 25,053	$ 36,732	$ —	$ (116)	$ —	$ 36,616
Service and other	37,997	—	(70)	—	37,927	34,893	—	(70)	—	34,823
Total revenues	63,270	—	(290)	—	62,980	71,625	—	(186)	—	71,439
Cost of revenues:
Cost of software licenses	3,941	—	—	—	3,941	4,731	—	—	—	4,731
Cost of service and other	22,108	56	—	—	22,164	21,913	50	—	—	21,963
Amortization of technology related intangible assets	1,774	—	—	205	1,979	1,778	—	—	319	2,097
Total cost of revenues	27,823	56	—	205	28,084	28,422	50	—	319	28,791
Gross profit	35,447	(56)	(290)	(205)	34,896	43,203	(50)	(186)	(319)	42,648
Operating costs:
Selling and marketing	22,375	40	(12)	—	22,403	23,401	36	(12)	—	23,425
Research and development	12,183	26	(12)	—	12,197	11,574	23	(12)	—	11,585
General and administrative	10,427	30	2	8	10,467	12,694	27	2	10	12,733
Restructuring charges and FTC legal costs	21,508	—	—	—	21,508	219	—	—	—	219
Loss (gain) on sales and disposals of assets	(362)	—	—	—	(362)	5	—	—	—	5
Total operating costs	66,131	96	(22)	8	66,213	47,893	86	(22)	10	47,967
Income (loss) from operations	(30,684)	(152)	(268)	(213)	(31,317)	(4,690)	(136)	(164)	(329)	(5,319)
Interest income, net	654	—	9	—	663	657	—	9	—	666
Foreign currency exchange gain (loss)	(393)	—	(40)	(2,161)	(2,594)	351	—	10	(638)	(277)
Income (loss) before provision for taxes	(30,423)	(152)	(299)	(2,374)	(33,248)	(3,682)	(136)	(145)	(967)	(4,930)
Benefit from (provision for) income taxes	340	—	4	702	1,046	573	—	2	920	1,495
Income (loss)	(30,083)	(152)	(295)	(1,672)	(32,202)	(3,109)	(136)	(143)	(47)	(3,435)
Accretion of preferred stock discount and dividend	(3,528)	—	—	—	(3,528)	(3,589)	—	—	—	(3,589)
Income (loss) applicable to common stockholders	$ (33,611)	$ (152)	$ (295)	$ (1,672)	$ (35,730)	$ (6,698)	$ (136)	$ (143)	$ (47)	$ (7,024)
Basic income (loss) per share applicable to common shareholders	$ (0.80)	$ (0.00)	$ (0.01)	$ (0.04)	$ (0.85)	$ (0.16)	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.17)
Basic weighted average shares outstanding	41,796	—	—	—	41,796	42,153	—	—	—	42,153
Diluted income (loss) per share applicable to common shareholders	$ (0.80)	$ (0.00)	$ (0.01)	$ (0.04)	$ (0.85)	$ (0.16)	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.17)
Diluted weighted average shares outstanding	41,796	—	—	—	41,796	42,153	—	—	—	42,153

	Quarter ended March 31, 2005					Quarter ended June 30, 2005

		First Restatement		Third Restatement			First Restatement		Third Restatement
	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	Adjustments	As Restated (1)	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	Adjustments	As Restated (1)
	(In thousands, except per share data)
Revenues:
Software licenses	$ 31,097	$ —	$ (140)	$ —	$ 30,957	$ 36,131	$ —	$ 864	$ —	$ 36,995
Service and other	33,121	—	(300)	—	32,821	34,323	—	479	—	34,802
Total revenues	64,218	—	(440)	—	63,778	70,454	—	1,343	—	71,797
Cost of revenues:				—
Cost of software licenses	4,035	—	—	—	4,035	4,157	—	—	—	4,157
Cost of service and other	19,215	45	—	—	19,260	19,402	38	(83)	—	19,357
Amortization of technology related intangible assets	1,778	—	—	303	2,081	1,782	—	—	281	2,063
Total cost of revenues	25,028	45	—	303	25,376	25,341	38	(83)	281	25,577
Gross profit	39,190	(45)	(440)	(303)	38,402	45,113	(38)	1,426	(281)	46,220
Operating costs:
Selling and marketing	24,299	32	(12)	—	24,319	26,112	28	(12)	—	26,128
Research and development	11,552	21	(12)	—	11,561	11,927	18	(12)	—	11,933
General and administrative	12,746	24	22	10	12,802	13,308	21	(26)	10	13,313
Restructuring charges and FTC legal costs	(97)	—	—	—	(97)	3,277	—	53	—	3,330
Loss (gain) on sales and disposals of assets	81	—	—	—	81	13,911	—	679	—	14,590
Total operating costs	48,581	77	(2)	10	48,666	68,535	67	682	10	69,294
Income (loss) from operations	(9,391)	(122)	(438)	(313)	(10,264)	(23,422)	(105)	744	(291)	(23,074)
Interest income, net	477	—	9	—	486	185	—	34	—	219
Foreign currency exchange gain (loss)	(16)	—	3	127	114	676	—	(1,072)	(446)	(842)
Income (loss) before provision for taxes	(8,930)	(122)	(426)	(186)	(9,664)	(22,561)	(105)	(294)	(737)	(23,697)
Benefit from (provision for) income taxes	(1,133)	—	7	(22)	(1,148)	(3,556)	—	264	(132)	(3,424)
Income (loss)	(10,063)	(122)	(419)	(208)	(10,812)	(26,117)	(105)	(30)	$ (869)	(27,121)
Accretion of preferred stock discount and dividend	(3,630)	—	—	—	(3,630)	(3,703)	—	—	—	(3,703)
Income (loss) applicable to common stockholders	$ (13,693)	$ (122)	$ (419)	$ (208)	$ (14,442)	$ (29,820)	$ (105)	$ (30)	$ (869)	$ (30,824)
Basic income (loss) per share applicable to common shareholders	$ (0.32)	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.34)	$ (0.69)	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.72)
Basic weighted average shares outstanding	42,639	—	—	—	42,639	42,942	—	—	—	42,942
Diluted income (loss) per share applicable to common shareholders	$ (0.32)	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.34)	$ (0.69)	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.72)
Diluted weighted average shares outstanding	42,639	—	—	—	42,639	42,942	—	—	—	42,942

	Quarter ended September 30, 2005
		First Restatement		Second Restatement	Third Restatement
	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	Adjustments	Adjustments	As Restated (1)
	(In thousands, except per share data)
Revenues:
Software licenses	$ 24,317	$ —	$ (280)	$ —	$ —	$ 24,037
Service and other	35,736	—	—	61	—	35,797
Total revenues	60,053	—	(280)	61	—	59,834
Cost of revenues:
Cost of software licenses	3,782	—	93	—	—	3,875
Cost of service and other	17,244	55	—	44	—	17,343
Amortization of technology related intangible assets	1,782	—	—	—	324	2,106
Total cost of revenues	22,808	55	93	44	324	23,324
Gross profit	37,245	(55)	(373)	17	(324)	36,510
Operating costs:
Selling and marketing	18,647	40	(12)	83	—	18,758
Research and development	10,134	26	(12)	35	—	10,183
General and administrative	10,185	30	106	138	10	10,469
Restructuring charges and FTC legal costs	2,199	—	—	—	—	2,199
Loss (gain) on sales and disposals of assets	61	—	—	—	—	61
Total operating costs	41,226	96	82	256	10	41,670
Income (loss) from operations	(3,981)	(151)	(455)	(239)	(334)	(5,160)
Interest income, net	151	—	665	—	—	816
Foreign currency exchange gain (loss)	(663)	—	459	—	(3,093)	(3,297)
Income (loss) before provision for taxes	(4,493)	(151)	669	(239)	(3,427)	(7,641)
Benefit from (provision for) income taxes	(640)	—	(10)	—	959	309
Income (loss)	(5,133)	(151)	659	(239)	(2,468)	(7,332)
Accretion of preferred stock discount and dividend	(3,778)	—	—	—	—	(3,778)
Income (loss) applicable to common stockholders	$ (8,911)	$ (151)	$ 659	$ (239)	$ (2,468)	$ (11,110)
Basic income (loss) per share applicable to common shareholders	$ (0.21)	$ (0.00)	$ 0.02	$ (0.01)	$ (0.06)	$ (0.26)
Basic weighted average shares outstanding	43,237	—	—	—	—	43,237
Diluted income (loss) per share applicable to common shareholders	$ (0.21)	$ (0.00)	$ 0.02	$ (0.01)	$ (0.06)	$ (0.26)
Diluted weighted average shares outstanding	43,237	—	—	—	—	43,237

	Quarter ended December 31, 2005
		First Restatement		Second Restatement	Third Restatement
	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	Adjustments	Adjustments	As Restated (1)
	(In thousands, except per share data)

Revenues:
Software licenses	$ 41,690	$ —	$ 180	$ —	$ —	$ 41,870
Service and other	34,701	—	—	50	—	34,751
Total revenues	76,391	—	180	50	—	76,621
Cost of revenues:
Cost of software licenses	4,244	—	—	—	—	4,244
Cost of service and other	17,859	50	—	53	—	17,962
Amortization of technology related intangible assets	1,773	—	—	—	355	2,128
Total cost of revenues	23,876	50	—	53	355	24,334
Gross profit	52,515	(50)	180	(3)	(355)	52,287
Operating costs:
Selling and marketing	20,624	36	(12)	111	—	20,759
Research and development	11,771	23	(12)	44	—	11,826
General and administrative	9,884	27	—	181	9	10,101
Restructuring charges and FTC legal costs	995	—	—	—	—	995
Loss (gain) on sales and disposals of assets	316	—	—	—	—	316
Total operating costs	43,590	86	(24)	336	9	43,997
Income (loss) from operations	8,925	(136)	204	(339)	(364)	8,290
Interest income, net	244	—	510	—	—	754
Foreign currency exchange gain (loss)	1,055	—	—	—	(244)	811
Income (loss) before provision for taxes	10,224	(136)	714	(339)	(608)	9,855
Benefit from (provision for) income taxes	(2,080)	—	(11)	—	80	(2,011)
Income (loss)	8,144	(136)	703	(339)	(528)	7,844
Accretion of preferred stock discount and dividend	(3,843)	—	—	—	—	(3,843)
Income (loss) applicable to common stockholders	$ 4,301	$ (136)	$ 703	$ (339)	$ (528)	$ 4,001
Basic income (loss) per share applicable to common shareholders	$ 0.10	$ (0.00)	$ 0.01	$ (0.01)	$ (0.01)	$ 0.09
Basic weighted average shares outstanding	43,753	—	—	—	—	43,753
Diluted income (loss) per share applicable to common shareholders	$ 0.08	$ (0.00)	$ 0.01	$ (0.00)	$ (0.01)	$ 0.08
Diluted weighted average shares outstanding	52,765	—	—	—	—	52,765

	Quarter ended March 31, 2006						Quarter ended June 30, 2006

				Second	Third			Second	Third
		First Restatement		Restatement	Restatement			Restatement	Restatement
	As Previously Reported	Stock-based Compensation and Related Tax Adjustments	Other Adjustments	Adjustments	Adjustments	As Restated (1)	As Previously Reported	Adjustments	Adjustments	As Restated (1)
Revenues:
Software licenses	$ 41,750	$ —	$ 642	$ —	$ —	$ 42,392	$ 44,387	$ 87	$ —	$ 44,474
Service and other	35,351	—	—	64	(678)	34,737	34,776	75	239	35,090
Total revenues	77,101	—	642	64	(678)	77,129	79,163	162	239	79,564
Cost of revenues:
Cost of software licenses	4,518	—	—	—	—	4,518	4,168	—	—	4,168
Cost of service and other	18,231	259	—	52	—	18,542	18,794	49	—	18,843
Amortization of technology related intangible assets	1,776	—	—	—	386	2,162	1,739	—	424	2,163
Total cost of revenues	24,525	259	—	52	386	25,222	24,701	49	424	25,174
Gross profit	52,576	(259)	642	12	(1,064)	51,907	54,462	113	(185)	54,390
Operating costs:
Selling and marketing	21,325	186	(2)	106	—	21,615	23,178	195	—	23,373
Research and development	11,844	122	(2)	41	—	12,005	10,245	63	—	10,308
General and administrative	9,498	135	32	112	14	9,791	12,019	135	14	12,168
Restructuring charges and FTC legal costs	534	—	—	—	—	534	265	—	—	265
Loss (gain) on sales and disposals of assets	103	—	—	—	—	103	418	—	—	418
Total operating costs	43,304	443	28	259	14	44,048	46,125	393	14	46,532
Income (loss) from operations	9,272	(702)	614	(247)	(1,078)	7,859	8,337	(280)	(199)	7,858
Interest income, net	558	—	499	—	—	1,057	1,422	—	—	1,422
Foreign currency exchange gain (loss)	304	—	—	—	489	793	(79)	—	(1,588)	(1,667)
Income (loss) before provision for taxes	10,134	(702)	1,113	(247)	(589)	9,709	9,680	(280)	(1,787)	7,613
Benefit from (provision for) income taxes	(3,083)	—	(17)	—	5	(3,095)	(2,865)	—	949	(1,916)
Income (loss)	7,051	(702)	1,096	(247)	(584)	6,614	6,815	(280)	(838)	5,697
Accretion of preferred stock discount and dividend	(3,888)	—	—	—	—	(3,888)	(3,874)	—	—	(3,874)
Income (loss) applicable to common stockholders	$ 3,163	$ (702)	$ 1,096	$ (247)	$ (584)	$ 2,726	$ 2,941	$ (280)	$ (838)	$ 1,823
Basic income (loss) per share applicable to common shareholders	$ 0.07	$ (0.02)	$ 0.03	$ (0.01)	$ (0.01)	$ 0.06	$ 0.06	$ (0.00)	$ (0.02)	$ 0.04
Basic weighted average shares outstanding	44,561	—	—	—	—	44,561	46,989	—	—	46,989
Diluted income (loss) per share applicable to common shareholders	$ 0.06	$ (0.02)	$ 0.02	$ (0.00)	$ (0.01)	$ 0.05	$ 0.05	$ (0.00)	$ (0.02)	$ 0.03
Diluted weighted average shares outstanding	55,497	—	—	—	—	55,497	58,646	—	—	58,646

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

In fiscal 2006, investing activities used $10.5 million of cash primarily as a result of the capitalization of computer software development costs and the ordinary purchases of property and equipment. In fiscal 2004 and 2005, investing activities used $7.6 million and $11.8 million of cash, respectively.

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

We have had arrangements to sell installments receivable to three financial institutions, General Electric Capital Corporation, Bank of America and Silicon Valley Bank. We sold certain installment contracts for aggregate proceeds of approximately $97.6 million and $77.1 million during fiscal 2005 and 2006, respectively. As of June 30, 2006, there was in excess of $60 million in additional availability under the arrangements. We expect to continue to have the ability to sell receivables, as the collection of the sold receivables will reduce the outstanding balance, and the availability under the arrangements can be increased. At June 30, 2006, we had a partial recourse obligation that was within the range of $0.1 million to $1.5 million.

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

We believe our current cash balances, together with availability of sales of our installment contracts and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least fiscal 2007. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties, including those further described in “Item 1A. Risk Factors.” In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

Management, including our chief executive officer (who also was our then-acting chief financial officer), had previously concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2006 because of the existence of four material weaknesses described in 1) through 4) under “Management’s Report on Internal Control over Financial Reporting” in the original Form 10-K. In connection with the second restatement of our consolidated financial statements described in Note 17 to the consolidated financial statements, our current management, including our chief executive officer and our current chief financial officer, determined that a new material weakness in internal control over the calculation and review of forfeiture rates affecting its stock-based compensation expense also existed as of June 30, 2006. In connection with the third restatement of our consolidated financial statements described in Note 17 to the consolidated financial statements, our current management, including our chief executive officer and our current chief financial officer, have determined that an additional material weakness in internal control over the accounting for foreign currency transactions related to the consolidation of our foreign subsidiaries also existed as of June 30, 2006. In connection with this filing on Form 10-K/A management re-evaluated the effectiveness of disclosure controls and procedures and concluded that disclosure controls and procedures were not effective. Additionally, management has revised its report on internal control over financial reporting as described below.

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

In February 2007, our current management, including our chief executive officer and our current chief financial officer, identified an additional material weakness in internal control over the accounting for foreign currency transactions related to the consolidation of our foreign subsidiaries. Specifically, we did not have adequate controls and procedures to ensure that (a) transaction gains and losses on intercompany balances denominated in currencies other than the functional currency were properly accounted for in earnings instead of accumulated other comprehensive income (loss) and (b) translation of all foreign denominated balances, including those generated from the application of purchase accounting, is accounted for in the functional currency of the applicable entity and translated at the appropriate current exchange rates. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended June 30, 2004, 2005 and 2006 as described in Note 17 to the consolidated financial statements under the caption “Third Restatement.” This material weakness relating to the classification of foreign currency transaction gains and losses for the years ended June 30, 2004, 2005 and 2006 is discussed further in “Management’s Report on Internal Control over Financial Reporting (as revised)” included below.

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

In order to improve controls over the accounting for foreign currency transactions related to the consolidation of our foreign subsidiaries we intend to:

•       Make changes to the financial closing process to ensure that translation and transaction gains and losses related to our foreign subsidiaries are prepared and reviewed in accordance with generally accepted accounting principles; and

•       Review and document our intentions to settle balances between subsidiaries denominated in currencies other than the U.S. dollar.

If the remedial measures described above are insufficient to address any of the six identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may be subject to class action litigation, and our common stock may be delisted from The Nasdaq Global Market. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our “internal control over financial reporting” that are required to be included in our annual reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reports.

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

In February 2007, our current management, including our chief executive officer and our current chief financial officer, identified an additional material weakness in internal control over the accounting for foreign currency transactions related to the consolidation of our foreign subsidiaries. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended June 30, 2004, 2005 and 2006 and prior periods as described in Note 17 to the consolidated financial statements under the caption “Third Restatement.”

6)              Inadequate controls over the accounting for foreign currency transactions related to the consolidation of our foreign subsidiaries.

We did not have adequate controls and procedures to ensure that (a) transaction gains and losses on intercompany balances denominated in currencies other than the functional currency were properly accounted for in earnings instead of accumulated other comprehensive income (loss) and (b) translation of all foreign denominated balances, including those generated from the application of purchase accounting, is accounted for in the functional currency of the applicable entity and translated at the appropriate current exchange rates. As a result of these identified weaknesses, material post-closing adjustments were recorded to our books and records and financial statements. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended June 30, 2004, 2005 and 2006 as described in Note 17 to the consolidated financial statements under the caption “Third Restatement.”

In connection with management’s assessment of the effectiveness of internal control over financial reporting in the Company’s original filing of its 2006 Annual Report on Form 10-K, management, including our chief executive officer (who was our then-acting chief financial officer), had previously concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of June 30, 2006 because of the existence of the four material weaknesses described in 1) through 4) above. In connection with the restatement of the Company’s consolidated financial statements described in Note 17 to the consolidated financial statements under the caption “Second Restatement”, our current management, including our chief executive officer and our current chief financial officer, have determined that the material weakness described in 5) above over the calculation and review of forfeiture rates affecting stock-based compensation expense also existed as of June 30, 2006. In connection with the restatement of our consolidated financial statements described in Note 17 to the consolidated financial statements under the caption “Third Restatement,” our current management, including our chief executive officer and our current chief financial officer, have determined the material weakness described in 6) above over the accounting for foreign currency transactions related to the consolidation of our foreign subsidiaries also existed as of June 30, 2006. Accordingly, management has revised this report on internal control over financial reporting to include the additional material weaknesses. In making this revised assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this revised assessment as of June 30, 2006, management has concluded that our internal control over financial reporting was not effective based on those criteria, because of the six material weaknesses described above.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on our revised assessment of our internal control over financial reporting. This report appears on page 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aspen Technology, Inc.
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

6.      Inadequate controls over accounting for foreign currency transactions related to the consolidation of foreign subsidiaries.

The Company did not have adequate design or operational controls to ensure that (a) transaction gains and losses on intercompany balances denominated in currencies other than the functional currency were properly accounted for in earnings instead of accumulated other comprehensive income (loss) and (b) translation of all foreign denominated balances, including those generated from the application of purchase accounting, is accounted for in the functional currency of the applicable entity and translated at the appropriate current exchange rates. As a result of these identified weaknesses, material post-closing adjustments were recorded to the Company’s books and records and financial statements. These adjustments, which are reflected in the Company’s financial statements as of and for the year ended June 30, 2006, caused changes in foreign exchange gains and losses, amortization of technology related intangible assets, and changes to the translation of balance sheets at the appropriate exchange rates. Such weaknesses could continue to impact the balances in all of the accounts previously mentioned. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended June 30, 2004, 2005 and 2006 as described in Note 17 to the consolidated financial statements under the caption “Third Restatement.”

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2006 (as restated), of the Company and our report dated September 28, 2006 (November 14, 2006 as to the effects of the restatement discussed in Note 17 under the caption “Second Restatement” and March 14, 2007 as to the effects of the restatement discussed in Note 17 under the caption “Third Restatement”) expressed an unqualified opinion on those financial statements and includes explanatory paragraphs relating to the restatement of the Company’s consolidated financial statements described in Note 17 and the adoption of Statement of Financial Accounting Standard No. 123(R) Share-Based Payment described in Note 8.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
September 28, 2006 (November 14, 2006 as to the effects of the material weakness related to forfeiture rates used to calculate stock-based compensation expense and March 14, 2007 as to the effects of the material weakness related to accounting for foreign currency transactions discussed in Management’s Report on Internal Control over Financial Reporting (as revised))

PART IV

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

†                 Confidential treatment requested as to certain portions

*                 Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: March 14, 2007	By:	/s/ MARK E. FUSCO
Mark E. Fusco
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 14, 2007.

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

To the Board of Directors and Stockholders of Aspen Technology, Inc.
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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 28, 2006 (November 14, 2006 as to the effects of the material weakness related to forfeiture rates used to calculate stock-based compensation expense and March 14, 2007 as to the effects of the material weakness related to accounting for foreign currency transactions discussed in Management’s Report on Internal Control over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
September 28, 2006 (November 14, 2006 as to the effects of the restatement discussed in Note 17 under the caption “Second Restatement” and March 14, 2007 as to the effects of the restatement discussed in Note 17 under the caption “Third Restatement”)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2005 (As restated, see Note 17)	2006 (As restated, see Note 17)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$68,149	$86,272
Accounts receivable, net of allowance for doubtful accounts of $4,653 in 2005 and $5,110 in 2006	51,528	49,163
Unbilled services	9,826	8,518
Current portion of long-term installments receivable, net of unamortized discount of $345 in 2005 and $650 in 2006	5,355	12,123
Deferred tax asset	692	—
Prepaid expenses and other current assets	11,156	9,179
Total current assets	146,706	165,255
Long-term installments receivable, net of unamortized discount of $2,846 in 2005 and $7,786 in 2006	18,445	35,681
Retained interest in sold receivables	16,667	19,010
Property and leasehold improvements, at cost:
Computer equipment	12,033	11,213
Purchased software	25,725	20,552
Furniture and fixtures	7,143	6,960
Leasehold improvements	5,723	6,046
	50,624	44,771
Less—Accumulated depreciation and amortization	39,433	36,097
	11,191	8,674
Computer software development costs, net of accumulated amortization of $37,734 in 2005 and $46,891 in 2006	17,411	15,456
Purchased intellectual property, net of accumulated amortization of $1,531 in 2005 and $2,096 in 2006	730	165
Other intangible assets, net of accumulated amortization of $39,189 in 2005 and $50,221 in 2006	14,371	6,711
Goodwill	16,899	18,035
Deferred tax asset	1,354	3,097
Other assets	2,656	2,552
	$246,430	$274,636
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term obligations	$1,042	$247
Accounts payable	5,086	4,613
Accrued expenses	80,720	77,716
Deferred revenue	57,272	57,936
Total current liabilities	144,120	140,512
Long-term obligations, less current portion	338	149
Deferred revenue, less current portion	2,093	2,609
Deferred tax liability	1,695	—
Other liabilities	23,143	20,446
Commitments and contingencies (Notes 11, 12, 13 and 14)	—	—
Series D redeemable convertible preferred stock, $0.10 par value—
Authorized—367,000 shares in 2005 and 2006
Issued and outstanding—363,364 shares in 2005 and 333,364 shares in 2006 (Liquidation preference of $139,470 as of June 30, 2006)	121,210	125,475
Stockholders’ equity (deficit):
Common stock, $0.10 par value— Authorized—120,000,000 shares Issued—43,299,816 shares in 2005 and 49,090,499 shares in 2006 Outstanding—43,066,352 shares in 2005 and 48,857,035 shares in 2006	4,330	4,909
Additional paid-in capital	402,799	430,811
Accumulated deficit	(455,417)	(457,977)
Deferred compensation	(414)	—
Accumulated other comprehensive income (loss)	3,046	8,215
Treasury stock, at cost—233,464 shares of common stock in 2005 and 2006	(513)	(513)
Total stockholders’ equity (deficit)	(46,169)	(14,555)
	$246,430	$274,636

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2004	2005	2006
	(As restated, see Note 17)	(As restated, see Note 17)	(As restated, see Note 17)
	(In thousands, except per share data)
Revenues:
Software licenses	$158,150	$129,621	$152,773
Service and other	174,296	140,373	140,375
Total revenues	332,446	269,994	293,148
Cost of revenues:
Cost of software licenses	15,577	16,864	16,805
Cost of service and other	101,823	82,744	72,690
Amortization of technology related intangible assets	7,976	8,220	8,559
Impairment of technology related intangible and computer software development assets	3,250	—	—
Total cost of revenues	128,626	107,828	98,054
Gross profit	203,820	162,166	195,094
Operating costs:
Selling and marketing	101,806	96,275	84,505
Research and development	60,111	47,276	44,322
General and administrative	34,380	49,315	42,529
Long-lived asset impairment charges	967	—	—
Restructuring charges and FTC legal costs	20,085	24,960	3,993
Loss (gain) on sales and disposals of assets	(747)	14,314	898
Total operating costs	216,602	232,140	176,247
Income (loss) from operations	(12,782)	(69,974)	18,847
Interest income	7,296	6,204	5,034
Interest expense	(4,940)	(4,170)	(985)
Foreign currency exchange gain (loss).	4,832	(3,599)	(3,360)
Income (loss) before provision for income taxes and equity in earnings from joint ventures	(5,594)	(71,539)	19,536
Provision for income taxes	(20,239)	(2,031)	(6,713)
Equity in losses from joint ventures	(351)	—	—
Net income (loss)	(26,184)	(73,570)	12,823
Accretion of preferred stock discount and dividend	(6,358)	(14,450)	(15,383)
Income (loss) attributable to common shareholders	$(32,542)	$(88,020)	$(2,560)
Basic and diluted income (loss) per share attributable to common shareholders	$(0.80)	$(2.08)	$(0.06)
Basic and diluted weighted average shares outstanding	40,575	42,381	44,627

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)

	Common Stock					Accumulated
		$0.10	Additional			Other	Treasury Stock		Stockholders’	Total
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Deferred Compensation	Comprehensive Income (Loss)	Number of Shares	Cost	Equity (Deficit)	Comprehensive Income (Loss)
	(In thousands, except share data)
Balance, June 30, 2003 (As previously reported)	39,279,268	$3,929	$315,726	$(286,742)	$—	$(1,445)	233,464	$(513)	$30,955
Adjustments to beginning stockholders’ equity in connection with restatement (see Note 17)	—	—	56,214	(48,113)	(6,163)	1,092	—	—	3,030
Balance, June 30, 2003 (As Restated, See Note 17)	39,279,268	3,929	371,940	(334,855)	(6,163)	(353)	233,464	(513)	33,985
Issuance of common stock under employee stock purchase plans	976,960	98	2,924	—	—	—	—	—	3,022
Exercise of stock options	1,321,997	132	3,989	—	—	—	—	—	4,121
Unearned stock-based compensation (As Restated, See Note 17)	—	—	1,197	—	(1,197)	—	—	—	—
Stock-based compensation expense (As restated, see Note 17)	—	—	110	—	6,593	—	—	—	6,703
Exercise of warrant to purchase common stock	17,922	2	(2)	—	—	—	—	—	—
Issuance of common stock in settlement of Series B redeemable convertible preferred stock dividend	120,740	12	(12)	—	—	—	—	—	—
Accrual of Series B redeemable convertible preferred stock dividend	—	—	296	(296)	—	—	—	—	—
Accretion of discount on Series B redeemable convertible preferred stock.	—	—	—	(643)	—	—	—	—	(643)
Payment of dividend on Series B redeemable convertible preferred stock	—	—	(296)	—	—	—	—	—	(296)
Gain on retirement of Series B redeemable preferred stock	—	—	—	6,452	—	—	—	—	6,452
Record value of warrants issued in conjunction with the issuance of Series D redeemable convertible preferred stock	—	—	16,179	—	—	—	—	—	16,179
Accrual of Series D redeemable convertible preferred stock dividend.	—	—	—	(8,690)	—	—	—	—	(8,690)
Accretion of discount on Series D redeemableconvertible preferred stock.	—	—	—	(3,181)	—	—	—	—	(3,181)
Translation adjustment, not tax effected	—	—	—	—	—	(994)	—	—	(994)	$(994)
Net loss (As Restated, See Note 17)	—	—	—	(26,184)	—	—	—	—	(26,184)	(26,184)
Comprehensive loss for the year ended June 30, 2004 (As Restated, See Note 17										$(27,178)
Balance, June 30, 2004 (As Restated, See Note 17)	41,716,887	4,173	396,325	(367,397)	(767)	(1,347)	233,464	(513)	30,474
Issuance of common stock under employee stock purchase plans	315,751	31	1,822	—	—	—	—	—	1,853
Exercise of stock options	1,267,178	126	3,481	—	—	—	—	—	3,607
Stock-based compensation (As restated, see Note 17)	—	—	1,171	—	353	—	—	—	1,524
Accrual of Series D redeemable convertible preferred stock dividend.	—	—	—	(10,692)	—	—	—	—	(10,692)
Accretion of discount on Series D redeemable convertible preferred stock	—	—	—	(3,758)	—	—	—	—	(3,758)
Translation adjustment, not tax effected	—	—	—	—	—	4,393	—	—	4,393	$4,393
Net loss (As Restated, See Note 17)	—	—	—	(73,570)	—	—	—	—	(73,570)	(73,570)
Comprehensive loss for the year ended June 30, 2005 (As Restated, See Note 17).										$(69,177)
Balance, June 30, 2005 (As Restated, See Note 17)	43,299,816	4,330	402,799	(455,417)	(414)	3,046	233,464	(513)	(46,169)
Issuance of common stock under employee stock purchase plans	188,119	19	820	—	—	—	—	—	839
Exercise of stock options.	2,602,564	260	10,729	—	—	—	—	—	10,989
Conversion of Series D redeemable convertible preferred stock.	3,000,000	300	8,380	—	—	—	—	—	8,680
Accrual of Series D redeemable convertible preferred stock dividend	—	—	—	(11,518)	—	—	—	—	(11,518)
Accretion of discount on Series D redeemable convertible preferred stock	—	—	—	(3,865)	—	—	—	—	(3,865)
Elimination of deferred compensation upon the adoption of SFAS 123(R)	—	—	(414)	—	414	—	—	—	—
Stock-based compensation (As Restated, see Note 17).	—	—	8,378	—	—	—	—	—	8,378
Tax benefit from stock options	—	—	119	—	—	—	—	—	119
Translation adjustment, not tax effected	—	—	—	—	—	5,169	—	—	5,169	$5,169
Net income (As Restated, see Note 17)	—	—	—	12,823	—	—	—	—	12,823	12,823
Comprehensive income for the year ended June 30, 2006 (As Restated, see Note 17)										$17,992
Balance, June 30, 2006 (As Restated, see Note 17)	49,090,499	$4,909	$430,811	$(457,977)	$—	$8,215	233,464	$(513)	$(14,555)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2004	2005	2006
	(As restated, see Note 17)	(As restated, see Note 17)	(As restated, see Note 17)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(26,184)	$(73,570)	$12,823
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,569	25,999	23,870
Transaction (gains) losses on intercompany accounts	(3,823)	3,118	4,436
Loss on securitization of installments receivable	—	14,585	—
Stock-based compensation	6,703	1,524	8,230
Accretion of discount on retained interest in sold receivables.	—	(40)	(2,343)
Asset impairment charges and write-offs under restructuring charges	6,018	1,190	—
(Gain) loss on the disposal of property	(170)	(271)	898
Gain on repurchase of convertible debt	(299)	—	—
Deferred income taxes	4,285	(2,744)	(2,992)
Changes in assets and liabilities:
Accounts receivable	27,057	(1,230)	(4,540)
Unbilled services	604	5,704	1,168
Prepaid expenses and other current assets	3,476	(1,374)	1,649
Long-term installments receivable, including proceeds from securitization	15,233	39,735	(23,729)
Accounts payable and accrued expenses	5,623	(2,042)	(3,903)
Deferred revenue	(20,718)	3,697	7,047
Other liabilities	(4,482)	11,651	(2,697)
Net cash provided by operating activities	40,892	25,932	19,917
Cash flows from investing activities:
Purchase of property and leasehold improvements	(2,711)	(5,160)	(3,457)
Proceeds from sale of property	1,096	1,954	—
Capitalized computer software development costs	(8,247)	(8,545)	(7,111)
(Increase) decrease in other assets	2,432	(59)	104
Cash used in the purchase of businesses, net of cash acquired	(200)	—	—
Net cash used in investing activities	(7,630)	(11,810)	(10,464)
Cash flows from financing activities:
Issuance of Series D redeemable convertible preferred stock and common stock warrants, net of issuance costs	89,341	—	—
Retirement of Series B redeemable convertible preferred stock	(30,000)	—	—
Payment of convertible preferred stock dividends	(296)	—	(2,439)
Payment of amounts owed to Accenture	(10,068)	—	—
Issuance of common stock under employee stock purchase plans	3,022	1,853	839
Exercise of stock options and warrants	4,121	3,607	10,989
Tax benefit from stock options.	—	—	119
Payments of long-term debt and capital lease obligations	(4,733)	(2,436)	(984)
Repayment of convertible debt	(29,196)	(56,745)	—
Net cash provided by (used in) financing activities	22,191	(53,721)	8,524
Effect of exchange rate changes on cash and cash equivalents	613	115	146
Increase (decrease) in cash and cash equivalents	56,066	(39,484)	18,123
Cash and cash equivalents, beginning of year	51,567	107,633	68,149
Cash and cash equivalents, end of year	$107,633	$68,149	$86,272
Supplemental disclosure of cash flow information:
Income taxes paid	$6,569	$2,700	$7,821
Interest paid	$5,967	$4,116	$1,240
Supplemental disclosure of non-cash financing activities:
Accretion of discount on Series D redeemable convertible preferred stock	$3,181	$3,758	$3,865
Accrual of dividend on Series D redeemable convertible preferred stock	$8,690	$10,692	$11,518
Issuance of common stock in settlement of Series B convertible preferred stock dividend	$598	$—	$—
Issuance of common stock in conversion of Series D redeemable convertible preferred stock	$—	$—	$8,680
Non-cash purchases of property	$96	$72	$107
Supplemental disclosure of cash flows related to acquisition:
Fair value of assets acquired, excluding cash	$525	$—	$—
Payment in connection with the acquisition, net of cash acquired	(200)	—	—
Liabilities assumed	$325	$—	$—

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

(f) Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended and interpreted. License revenue, including license renewals, consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence (VSOE) of fair value exists for all undelivered elements. The Company determines VSOE based upon the price charged when the same element is sold separately. Maintenance and support VSOE represents a consistent percentage of the license fees charged to customers. Consulting services VSOE represents standard rates that the Company charges its customers when the Company sells its consulting services separately. For an element not yet being sold separately, VSOE represents the price established by management having the relevant authority when it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. Revenue under license arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient VSOE for professional services, training and maintenance and support services. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. Consulting services do not generally involve customizing or modifying the licensed software, but rather involve helping customers deploy the software to their specific business processes. As the services provided are not essential to the functionality of the software and are described in the agreement such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services, the Company accounts separately for the services element of the arrangement. Occasionally, the Company provides professional services considered essential to the functionality of the software and recognizes revenue for such professional services and any related software licenses when the basic criteria of SOP 97-2 are met and when the services has been completed. When the Company provides professional services, which involve significant production, modification or customization of the licensed software, it recognizes such revenue and any related software licenses in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts” using either the percentage-of-completion method using zero estimate of profit methodology until such service project is complete or the completed-contract method. The Company uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

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

(h) Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation.”  The determination of functional currency is based on the subsidiaries’ relative financial and operational independence from the Company. Foreign currency exchange gains or losses for certain wholly owned subsidiaries are credited or charged to the accompanying consolidated statements of operations since the functional currency of the subsidiaries is the U.S. dollar. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to the accumulated other comprehensive income (loss) account, included in stockholders’ equity (deficit) in the accompanying consolidated balance sheets. All foreign currency transaction gains or losses are included in the foreign currency exchange gain (loss) line item in the accompanying consolidated statements of operations.

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

	Years Ended June 30,
	2004	2005	2006
Income (loss) attributable to common shareholders	$(32,542)	$(88,020)	$(2,560)
Basic and Diluted weighted average common shares outstanding	40,575	42,381	44,627
Basic and Diluted income (loss) per share attributable to common shareholders	$(0.80)	$(2.08)	$(0.06)

The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Years Ended June 30,
	2004	2005	2006
Convertible preferred stock	36,336	36,336	33,336
Options and warrants	21,457	20,129	18,542
Convertible debt	1,071	—	—
Preferred stock dividend, to be settled in common stock	1,197	3,727	2,169
Total	60,061	60,192	54,047

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

(m) Intangible Assets, Goodwill and Impairment of Long-Lived Assets

Intangible assets subject to amortization consist of the following at June 30, 2005 and 2006 (in thousands):

		June 30, 2005		June 30, 2006
Asset Class	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	3-5 years	$50,321	$36,038	$53,586	$46,896
Uncompleted contracts	4 years	2,249	2,228	2,356	2,356
Trade name	10 years	758	720	758	758
Other	3-12 years	232	203	232	211
		$53,560	$39,189	$56,932	$50,221

Aggregate amortization expense for intangible assets subject to amortization was $8.0 million, $8.2 million and $8.6 million for the years ended June 30, 2004, 2005 and 2006, respectively, and is expected to be $6.7 million during the year ending June 30, 2007.

The changes in the carrying amount of the goodwill by reporting unit for the years ended June 30, 2005 and 2006 were as follows (in thousands):

	Reporting Unit
Asset Class	License	Consulting Services	Maintenance and Training	Total
Carrying amount as of June 30, 2004	$2,364	$513	$13,316	$16,193
Effect of exchange rates used for translation	(1)	—	707	706
Carrying amount as of June 30, 2005	2,363	513	14,023	16,899
Effect of exchange rates used for translation	(5)	—	1,141	1,136
Carrying amount as of June 30, 2006	$2,358	$513	$15,164	$18,035

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

(5) Accrued Expenses and Other Liabilities

Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2005	2006
Royalties and outside commissions	$12,777	$10,288
Payroll and payroll-related	13,047	21,784
Restructuring accruals	8,833	4,965
Payable to financing companies	16,662	11,407
Income and other taxes	12,009	11,918
Other	17,392	17,354
	$80,720	$77,716

Other liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2005	2006
Restructuring accruals	$15,197	$13,191
Deferred rent	5,255	4,321
Royalties and outside commissions	2,691	2,534
Other	—	400
	$23,143	$20,446

(6) Long-Term Obligations

Long-term obligations consist of the following at June 30, 2005 and 2006 (in thousands):

	2005	2006
Note payable incurred in connection with an acquisition, payable in quarterly installments of approximately $273, plus interest at 6% per year through January 2006	$803	—
Note payable of a UK subsidiary due in monthly installments of approximately $50 plus interest at 9% per year, through March 2008	577	396
	1,380	396
Less—Current portion	1,042	247
	$338	$149

Maturities of these long-term obligations are as follows (in thousands):

Years Ending June 30,	Amount
2007	$247
2008	149
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

	2004	2005
Income (loss) attributable to common shareholders (in thousands)
—As reported	$(32,542)	$(88,020)
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,949)	(9,344)
Add: Stock-based compensation expense included in reported net income (loss).	6,703	1,524
Pro forma	$(47,788)	$(95,840)
Income (loss) attributable to common shareholders per share
—Basic and diluted—
As reported	$(0.80)	$(2.08)
Pro forma	(1.18)	(2.26)

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

Income (loss) before provision for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2004	2005	2006
Domestic	$(9,999)	$(66,270)	$15,505
Foreign	4,405	(5,269)	4,031
Total	$(5,594)	$(71,539)	$19,536

The provisions for income taxes shown in the accompanying consolidated statements of operations are composed of the following (in thousands):

	Years Ended June 30,
	2004	2005	2006
Federal—
Current	$—	$—	$—
Deferred	20,333	45	—
State—
Current	739	778	990
Deferred	1,823	—	—
Foreign—
Current	14,205	4,028	8,718
Deferred	(16,861)	(2,820)	(2,995)
	$20,239	$2,031	$6,713

The provision for income taxes differs from that based on the federal statutory rate due to the following (in thousands):

	Years Ended June 30,
	2004	2005	2006
Federal tax at statutory rate	$(1,958)	$(25,038)	$6,837
State income tax, net of federal tax benefit	1,688	541	566
Utilization of net operating loss carryforward	—	—	(5,711)
Tax effect resulting from foreign activities	(9,566)	1,423	2,365
Tax credits generated	(1,193)	(1,397)	(1,000)
Permanent differences, net	1,337	425	3,408
Expiration of tax attributes	—	12,410	(48)
Provision for tax contingencies	4,319	—	2,317
Valuation allowance	25,612	13,667	(2,021)
Provision for income taxes	$20,239	$2,031	$6,713

The approximate tax effect of each type of temporary difference and carry forward is as follows (in thousands):

	June 30,
	2005	2006
Deferred tax assets:
Revenue related	$456	$3,253
Federal and state tax credits	14,023	12,531
Federal and state loss carryforwards	42,288	47,014
Foreign loss carryforwards	7,150	5,087
Restructuring accruals	21,004	18,301
Other reserves and accruals	13,552	10,281
Intangible assets	5,838	4,276
Property, plant and equipment	2,089	2,467
Other temporary differences	257	2,477
	106,657	105,687
Valuation allowance	(104,611)	(102,590)
	2,046	3,097
Deferred tax liabilities:
Revenue related	1,721	—
Intangible assets	(3,416)	—
	(1,695)	—
Net deferred tax assets (liabilities)	$351	$3,097

Upon customer payment of certain foreign receivables, withholding taxes are withheld by customers and remitted to local tax authorities. Under current U.S. tax law, these withholding taxes may be creditable against U.S. taxes payable subject to certain limitations. The Company has recorded a full valuation allowances against these credits, and will recognize the benefit of these credits only when it is more likely than not that these deferred tax assets will be realized. The withholding taxes are included in the foreign tax provision as they are withheld and remitted. Utilization of the taxes as foreign tax credits is recorded as a reduction of the domestic tax expense in the period it is more likely than not that these deferred tax assets will be realized.

As of June 30, 2006, the Company had net operating loss (NOL) carryforwards for U.S. federal and state income tax purposes of approximately $148.6 million and $51.7 million, respectively, and foreign net operating loss carryforwards of approximately $17.1 million. The Company had federal tax credits and state tax credits of approximately $14.5 million and $3.6 million, respectively. The tax credits and NOL carryforwards expire at various dates from 2007 through 2025. The Company has determined that it underwent an ownership change (as defined under section 382 of the Internal Revenue Code of 1986, as amended) during the year ended June 30, 2004. As such, the recognition of the Company’s federal NOLs and tax credits may be limited. Moreover, an ownership change might have also occurred under the laws of certain states and foreign countries in which the Company has generated NOLs and tax credits. Accordingly, it is possible that these NOL and tax credits could also be limited under rules similar to those of section 382. Due to the uncertainty surrounding the realization and timing of these tax attributes, the Company has recorded a valuation allowance of approximately $104.6 million and $102.6 million as of June 30, 2005 and 2006, respectively.

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

The Company has arrangements to sell certain of its installments receivable to three financial institutions. The Company has sold, and treated as sales certain of its installment contracts for aggregate proceeds of  $54.9 million, $97.6 million and $77.1 million during fiscal 2004, 2005 and 2006, respectively. Generally, no gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company and the financial institutions.

The financial institutions have certain recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company’s contracts with the financial institutions. Collections of these receivables reduce the Company’s recourse obligations, as defined in the contracts. The Company’s potential recourse obligation related to these contracts is within the range of $0.1 million to $1.5 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

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

The Company maintains strategic alliance relationships with third parties, including resellers, agents and systems integrators (collectively “Agents” or “Agent”) that market, sell and/or integrate the Company's products and services. The cessation or termination of certain relationships, by the Company or an Agent, may subject the Company to material liability and/or expense. This material liability and/or expense includes potential payments due upon the termination or cessation of the relationship by the Company or an Agent, costs related to the establishment of a direct sales presence or development of a new Agent in the territory.

No such events of termination or cessation have occurred. The Company is not able to reasonably estimate the amount of any such liability and/or expense if such event were to occur, given the range of factors that could affect the ultimate determination of the liability. Actual payments could be in the range of zero to twenty million dollars. If the Company reacquires the territorial rights for an applicable sales territory and establishes a direct sales presence, future commissions otherwise payable to an Agent for existing customer maintenance contracts and other intangible assets may be assumed from the Agent. If any of the foregoing were to occur, the Company may be subject to litigation and liability such that its operating results, cash flows and financial condition could be materially and adversely affected.

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

The following table presents a summary of operating segments (in thousands):

	License	Consulting Services	Maintenance and Training	Total
Year ended June 30, 2004—
Revenues from external customers	$158,150	$96,512	$77,784	$332,446
Controllable expenses	66,825	69,854	14,323	151,002
Controllable margin(1)	$91,325	$26,658	$63,461	$181,444
Year ended June 30, 2005—
Revenues from external customers	$129,621	$65,248	$75,125	$269,994
Controllable expenses	64,225	53,835	16,299	134,359
Controllable margin(1)	$65,396	$11,413	$58,826	$135,635
Year ended June 30, 2006—
Revenues from external customers	$152,773	$63,919	$76,456	$293,148
Controllable expenses	66,045	47,093	14,715	127,853
Controllable margin(1)	$86,728	$16,826	$61,741	$165,295

(1)          The Controllable Margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation:

	Years Ended June 30
	2004	2005	2006
	(In thousands)
Total controllable margin for reportable segments	$181,444	$135,635	$165,295
Selling and marketing	(90,907)	(80,349)	(70,716)
General and administrative and overhead	(79,764)	(85,986)	(70,841)
Asset impairment charges	(4,217)	—	—
Restructuring charges and FTC legal costs	(20,085)	(24,960)	(3,993)
Gain (loss) on sales and disposals of assets	747	(14,314)	(898)
Interest and other income and expense	7,188	$(1,565)	689
Income (loss) before (provision for) benefit from income taxes and equity in earnings from joint ventures	$(5,594)	$(71,539)	$19,536

Geographic Information:

Domestic and export sales as a percentage of total revenues are as follows:

	Years Ended June 30,
	2004	2005	2006
United States	42.8%	39.7%	42.9%
Europe	33.0	37.2	30.5
Japan	4.6	5.8	5.3
Other	19.6	17.3	21.3
	100.0%	100.0%	100.0%

During the years ended June 30, 2004, 2005 and 2006 there were no customers that individually represented greater than 10% of the Company’s total revenue.

The Company has long-lived assets of approximately $20.6 million that reside in the United States, and $28.4 million that reside in other geographic locations as of June 30, 2006.

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

	North America	Europe	Asia	Eliminations	Consolidated
2004	$240,280	$83,427	$16,825	$(8,086)	$332,446
2005	$180,465	$75,035	$17,916	$(3,422)	$269,994
2006	$215,588	$60,201	$19,165	$(1,806)	$293,148

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

Third Restatement

Subsequent to the Company’s issuance of restated consolidated financial statements for the year ended June 30, 2006, and in the course of preparing the condensed consolidated financial statements for the three and six months ended December 31, 2006, the Company identified errors in the accounting for foreign currency denominated transactions in the years ended June 30, 2002 through 2006, and the three months ended September 30, 2005 and 2006. The Company incorrectly accounted for transaction gains and losses on intercompany balances denominated in currencies other than the functional currency as if such balances were of a long term investment nature and included the impact as a component of accumulated other comprehensive income (loss) rather than earnings. These transaction gains and losses should have been included in earnings as the conditions for accounting for these intercompany balances as long term investments were not met. In addition, the Company identified errors in the recording of purchase accounting in other than the functional currency of the acquired entity. These purchase accounting adjustments should have been denominated in the currency of the applicable subsidiary and translated to United States Dollars and were incorrectly recorded as United States Dollar denominated net assets in the consolidated financial statements. Accordingly, translation of the balance sheet position related to the purchase accounting allocations and translation impact of the amortization of intangible assets was not properly recorded.

In addition, the Company identified other errors in the course of preparing the condensed consolidated financial statements for the three and six months ended December 31, 2006. These errors related to the timing of recognition of service revenue and facility leasing costs, losses on sale of assets and inappropriate gross presentation of receivables and deferred revenue for customers that did not meet revenue recognition criteria. The tax effect of correcting all of the above errors required further adjustments. The Company also added disclosure relative to reseller relationships in Note 13.

In order to correct these errors, the Company has restated its financial statements for the fiscal years ended June 30, 2004, 2005 and 2006, in order to reflect (a) foreign currency transaction gains of $3.8 million, losses of $3.1 million, and losses of $4.4 million, respectively, (b) additional amortization of technology related intangible assets of $0.7 million, $1.1 million, and $1.5 million, respectively, (c) additional facility lease costs of less than $0.1 million per fiscal year, (d) for the year ended June 30, 2006, a reduction in service revenues of $0.4 million, (e) for the year ended June 30, 2004 an increase in loss on sales and disposals of assets of $0.1 million, (f) income tax provision increase of $0.1 million and decrease of $1.5 million and of $2.0 million, respectively, and (g) the reduction of accounts receivable and offsetting reduction in deferred revenues of $6.5 million at June 30, 2006 to eliminate the gross presentation of amounts due from customers that had not met revenue recognition criteria. These errors had a cumulative effect of decreasing net loss by $2.9 million, net of income taxes, for the periods prior to fiscal 2004, which is reflected in the July 1, 2003 beginning accumulated deficit.

Effects of Restatements

As a result of the foregoing, the Company has restated its financial statements as of June 30, 2005 and 2006 and for the fiscal years ended June 30, 2004, 2005 and 2006. The first and third restatement also affected periods prior to fiscal 2004 which are reflected in the opening accumulated deficit and other comprehensive loss of the Company as of June 30, 2003.

The effect of the restatements are summarized as follows:

	Income (loss) attributable to common shareholders			Accumulated deficit
	2004	2005	2006	July 1, 2003
	(In thousands)
Originally reported	$(28,164)	$(83,822)	$2,963	$(286,742)
First Restatement
Stock compensation	(7,199)	(515)	—	(50,051)
Other	(50)	(887)	—	(936)
Second Restatement
Stock compensation forfeiture rate	—	—	(1,355)	—
Other	—	—	250	—
Third Restatement
Foreign currency transaction related	3,823	(3,118)	(4,436)	2,119
Foreign currency translation related	(706)	(1,108)	(1,489)	(108)
Other	(165)	(38)	(486)	(16)
Tax effects	(81)	1,468	1,993	879
As restated	$(32,542)	$(88,020)	$(2,560)	$(334,855)

Revenue and Expense Adjustments

Set forth below are the adjustments to the Company’s previously issued statements of operations for the fiscal years ended June 30, 2004, 2005 and 2006 (amounts in thousands).

	Year ended June 30, 2004
		First Restatement		Third Restatement
	As Previously	Stock-based Compensation and Related Payroll Withholding Tax	Other		As
	Reported	Adjustments	Adjustments	Adjustments	Restated
Revenues:
Software licenses	$ 158,661	$ —	$ (511)	$ —	$ 158,150
Service and other	174,335	—	(39)	—	174,296
Total revenues	332,996	—	(550)	—	332,446
Cost of revenues:
Cost of software licenses	15,577	—	—	—	15,577
Cost of service and other	99,183	2,557	83	—	101,823
Amortization of technology related intangible assets	7,270	—	—	706	7,976
Impairment of technology related intangible and computer software development assets	3,250	—	—	—	3,250
Total cost of revenues	125,280	2,557	83	(706)	128,626
Gross profit	207,716	(2,557)	(633)	(706)	203,820
Operating costs:
Selling and marketing	100,028	1,826	(48)	—	101,806
Research and development	58,955	1,204	(48)	—	60,111
General and administrative	32,727	1,612	8	33	34,380
Long-lived asset impairment charges	967	—	—	—	967
Restructuring charges and FTC legal costs	20,085	—	—	—	20,085
Loss (gain) on sales and disposals of assets	(879)	—	—	132	(747)
Total operating costs	211,883	4,642	(88)	165	216,602
Income (loss) from operations	(4,167)	(7,199)	(545)	(871)	(12,782)
Interest income	7,296	—	—	—	7,296
Interest expense	(4,940)	—	—	—	(4,940)
Foreign currency exchange gain (loss)	252	—	757	3,823	4,832
Income (loss) before provision for income taxes and equity in earnings from joint ventures	(1,559)	(7,199)	212	2,952	(5,594)
Provision for income taxes	(19,896)	—	(262)	(81)	(20,239)
Equity in losses from joint ventures	(351)	—	—	—	(351)
Net income (loss)	(21,806)	(7,199)	(50)	2,871	(26,184)
Accretion of preferred stock discount and dividend	(6,358)	—	—	—	(6,358)
Income (loss) attributable to common shareholders	$ (28,164)	$ (7,199)	$ (50)	$ 2,871	$ (32,542)
Basic income (loss) per share attributable to common shareholders	$ (0.69)	$ (0.18)	$ (0.00)	$ 0.07	$ (0.80)
Diluted income (loss) per share attributable to common shareholders	$ (0.69)	$ (0.18)	$ (0.00)	$ 0.07	$ (0.80)
Basic weighted average shares outstanding	40,575	—	—	—	40,575
Diluted weighted average shares outstanding	40,575	—	—	—	40,575

	Year ended June 30, 2005
		First Restatement		Third Restatement
	As Previously	Stock-based Compensation and Related Payroll Withholding Tax	Other		As
	Reported	Adjustments	Adjustments	Adjustments	Restated
Revenues:
Software licenses	$ 129,233	$ —	$ 388	$ —	$ 129,621
Service and other	140,334	—	39	—	140,373
Total revenues	269,567	—	427	—	269,994
Cost of revenues:
Cost of software licenses	16,864	—	—	—	16,864
Cost of service and other	82,638	189	(83)	—	82,744
Amortization of technology related intangible assets	7,112	—	—	1,108	8,220
Impairment of technology related intangible and computer software development assets	—	—	—	—	—
Total cost of revenues	106,614	189	$ (83)	1,108	107,828
Gross profit	162,953	(189)	510	(1,108)	162,166
Operating costs:
Selling and marketing	96,187	136	(48)	—	96,275
Research and development	47,236	88	(48)	—	47,276
General and administrative	49,175	102	—	38	49,315
Long-lived asset impairment charges	—	—	—	—	—
Restructuring charges and FTC legal costs	24,907	—	53	—	24,960
Loss (gain) on sales and disposals of assets	13,635	—	679	—	14,314
Total operating costs	231,140	326	636	38	232,140
Income (loss) from operations	(68,187)	(515)	(126)	(1,146)	(69,974)
Interest income	6,143	—	61	—	6,204
Interest expense	(4,170)	—	—	—	(4,170)
Foreign currency exchange gain (loss)	618	—	(1,099)	(3,118)	(3,599)
Income (loss) before provision for income taxes and equity in earnings from joint ventures	(65,596)	(515)	(1,164)	(4,264)	(71,539)
Provision for income taxes	(3,776)	—	277	1,468	(2,031)
Equity in losses from joint ventures	—	—	—	—	—
Net income (loss)	(69,372)	(515)	(887)	(2,796)	(73,570)
Accretion of preferred stock discount and dividend	(14,450)	—	—	—	(14,450)
Income (loss) attributable to common shareholders	$ (83,822)	$ (515)	$ (887)	$ (2,796)	$ (88,020)
Basic income (loss) per share attributable to common shareholders	$ (1.98)	$ (0.01)	$ (0.02)	$ (0.07)	$ (2.08)
Diluted income (loss) per share attributable to common shareholders	$ (1.98)	$ (0.01)	$ (0.02)	$ (0.07)	$ (2.08)
Basic weighted average shares outstanding	42,381	—	—	—	42,381
Diluted weighted average shares outstanding	42,381	—	—	—	42,381

	Year ended June 30, 2006
		Second Restatement	Third Restatement
	As Previously			As
	Reported	Adjustments	Adjustments	Restated
Revenues:
Software licenses	152,686	$ 87	$ —	$ 152,773
Service and other	140,564	250	(439)	140,375
Total revenues	293,250	337	(439)	293,148
Cost of revenues:
Cost of software licenses	16,805	—	—	16,805
Cost of service and other	72,492	198	—	72,690
Amortization of technology related intangible assets	7,070	—	1,489	8,559
Impairment of technology related intangible and computer software development assets	—	—	—	—
Total cost of revenues	96,367	198	1,489	98,054
Gross profit	196,883	139	(1,928)	195,094
Operating costs:
Selling and marketing	84,010	495	—	84,505
Research and development	44,139	183	—	44,322
General and administrative	41,916	566	47	42,529
Long-lived asset impairment charges	—	—	—	—
Restructuring charges and FTC legal costs	3,993	—	—	3,993
Loss (gain) on sales and disposals of assets	898	—	—	898
Total operating costs	174,956	1,244	47	176,247
Income (loss) from operations	21,927	(1,105)	(1,975)	18,847
Interest income	5,034	—	—	5,034
Interest expense	(985)	—	—	(985)
Foreign currency exchange gain (loss)	1,076	—	(4,436)	(3,360)
Income (loss) before provision for income taxes and equity in earnings from joint ventures	27,052	(1,105)	(6,411)	19,536
Provision for income taxes	(8,706)	—	1,993	(6,713)
Equity in losses from joint ventures	—	—	—	—
Net income (loss)	18,346	(1,105)	(4,418)	12,823
Accretion of preferred stock discount and dividend	(15,383)	—	—	(15,383)
Income (loss) attributable to common shareholders	$ 2,963	$ (1,105)	$ (4,418)	$ (2,560)
Basic income (loss) per share attributable to common shareholders	$ 0.07	$ (0.03)	$ (0.10)	$ (0.06)
Diluted income (loss) per share attributable to common shareholders	$ 0.06	$ (0.03)	$ (0.09)	$ (0.06)
Basic weighted average shares outstanding	44,627	—	—	44,627
Diluted weighted average shares outstanding	53,771	—	(9,144)	44,627

Balance Sheet Adjustments

The following is a summary of the impact of the financial statement adjustments on the Company’s previously reported consolidated balance sheets as of June 30, 2005 and 2006 (in thousands).

	June 30, 2005				June 30, 2006
	As Previously	First Restatement	Third Restatement	As	As Previously	Second Restatement	Third Restatement	As
	Reported	Adjustments	Adjustments	Restated	Reported	Adjustments	Adjustments	Restated
Assets:
Accounts receivable, net of allowance for doubtful accounts	$ 52,254	$ (152)	$ (574)	$ 51,528	$ 55,654	$ —	$ (6,491)	$ 49,163
Prepaid expenses and other current assets	11,483	(184)	(143)	11,156	8,813	—	366	9,179
Total current assets	147,759	(336)	(717)	146,706	171,380	—	(6,125)	165,255
Long-term installments receivable	19,425	(980)	—	18,445	35,681	—	—	35,681
Property and leasehold improvements, net of accumulated depreciation	11,388	(432)	235	11,191	8,351	—	323	8,674
Other intangible assets	12,123	—	2,248	14,371	5,131	—	1,580	6,711
Goodwill	14,729	—	2,170	16,899	14,917	—	3,118	18,035
Deferred tax asset	1,354	—	—	1,354	1,595	—	1,502	3,097
Total assets	244,242	(1,748)	3,936	246,430	274,238	—	398	274,636
Liabilities:
Accrued expenses	79,321	1,272	127	80,720	77,033	—	683	77,716
Deferred revenue	58,334	(488)	(574)	57,272	64,238	(250)	(6,052)	57,936
Total current liabilities	143,783	784	(447)	144,120	146,131	(250)	(5,369)	140,512
Deferred tax liability	2,760	—	(1,065)	1,695	1,309	—	(1,309)	—
Stockholders’ equity (deficit):
Additional paid-in capital	345,278	57,521	—	402,799	429,456	1,355	—	430,811
Accumulated deficit	(398,727)	(59,639)	2,949	(455,417)	(455,403)	(1,105)	(1,469)	(457,977)
Deferred compensation	—	(414)	—	(414)	—	—	—	—
Accumulated other comprehensive income (loss)	547	—	2,499	3,046	(330)	—	8,545	8,215
Total stockholders’ equity (deficit)	(49,085)	(2,532)	5,448	(46,169)	(21,881)	250	7,076	(14,555)
Total liabilities and stockholders’ equity (deficit)	244,242	(1,748)	3,936	246,430	274,238	—	398	274,636

EXHIBIT INDEX

3.1(1)	Certificate of Incorporation of Aspen Technology, Inc., as amended.
3.2(2)	By-laws of Aspen Technology, Inc.
4.1(3)	Specimen Certificate for Shares of Aspen Technology, Inc.’s common stock, $.10 par value.
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