Form 10-Q/A
period 2006-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2007-03-15
CIK 929940

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

As of March 9, 2007, there were 87,749,130 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

TABLE OF CONTENTS

Page
Explanatory Notes
PART I. FINANCIAL INFORMATION
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 4. Controls and Procedures	33
PART II. OTHER INFORMATION
OTHER INFORMATION
Item 6. Exhibits	38
SIGNATURES	39
CERTIFICATIONS

Purpose of this Form 10-Q/A

Subsequent to our issuance of condensed consolidated financial statements for the three months ended September 30, 2006, and in the course of preparing the condensed consolidated financial statements for the three and six months ended December 31, 2006, we identified errors in the accounting for foreign currency denominated transactions. We incorrectly accounted for transaction gains and losses on intercompany balances denominated in currencies other than the functional currency as if such balances were of a long term investment nature and included the impact as a component of accumulated other comprehensive income (loss) rather than earnings.  These transaction gains and losses should have been included in earnings as the conditions for accounting for these intercompany balances as a long term investment were not met.  In addition, we identified errors in the recording of purchase accounting in other than the functional currency of the acquired entity.  These purchase accounting adjustments should have been denominated in the currency of the applicable subsidiary and translated to United States Dollars and were incorrectly recorded as United States Dollar denominated net assets in the consolidated financial statements. Accordingly, translation of the balance sheet position related to the purchase accounting allocations and translation impact of the amortization of intangible assets was not recorded.

In addition, we identified other errors in the course of preparing the condensed consolidated financial statements for the three and six months ended December 31, 2006.  These errors related to the timing of recognition of service revenue, facility leasing costs, and professional fees. We also recognized the tax effects of these corrections and added disclosure relative to reseller relationships in footnote 8.

In total, the above adjustments are reflected in the Third Restatement described in Amendment No. 2 to our Form 10-K for the fiscal year ended June 30, 2006, and in this Amendment No. 1 on Form 10-Q, which we refer to as this Form 10-Q/A. In order to correct the errors with respect to the three months ended September 30, 2005 and 2006, we are restating our  condensed consolidated financial statements for these periods, in order to reflect (a) foreign currency transaction losses of $3.1 million and gains of $0.3 million, respectively, (b) additional amortization of technology related intangible assets of $0.3 million and $0.4 million, respectively, (c) income tax provision decrease of $1.0 million and $0.1 million, respectively, (d) additional facility lease costs of less than $0.1 million in each period, and (e) for the three months ended September 30, 2006, an increase in service revenues of $0.4 million and a decrease in legal costs of $0.1 million and related balance sheet adjustments.

See Note 12 to the condensed consolidated financial statements for a discussion of the restatement. This Form 10-Q/A updates the information provided in Part I, Items 1, 2, and 4 of the original Form 10-Q for the effects of the restatement. This Form 10-Q/A has not been updated for events occurring after the filing of the original Form 10-Q, except to reflect the restatement.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPEN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and dollars in thousands)

	September 30, 2006	June 30, 2006
	(As restated, see Note 12)
ASSETS
Current assets:
Cash and cash equivalents	$88,866	$86,272
Accounts receivable, net	50,576	49,163
Unbilled services	8,544	8,518
Current portion of long-term installments receivable, net	5,699	12,123
Prepaid expenses and other current assets	8,438	9,179
Total current assets	162,123	165,255
Long-term installments receivable, net	10,447	35,681
Retained interest in sold receivables.	28,067	19,010
Property and leasehold improvements, at cost	45,327	44,771
Accumulated depreciation and amortization	(36,916)	(36,097)
Property and leaseholds, net.	8,411	8,674
Computer software development costs, net	16,242	15,456
Purchased intellectual property, net	24	165
Other intangible assets, net	4,805	6,711
Goodwill	18,031	18,035
Deferred tax assets	3,098	3,097
Other assets	2,466	2,552
	$253,714	$274,636
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$249	$247
Accounts payable	3,143	4,613
Accrued expenses	67,165	77,716
Deferred revenue	52,895	57,936
Total current liabilities	123,452	140,512
Long-term debt and obligations, less current maturities	97	149
Deferred revenue, less current portion	2,851	2,609
Other liabilities	19,080	20,446
Redeemable Preferred Stock:
Outstanding—333,364 shares as of September 30, 2006 and June 30, 2006	129,211	125,475
Stockholders’ equity (deficit):
Common stock:
Outstanding—53,461,512 as of September 30, 2006 and 48,857,035 as of June 30, 2006	5,370	4,909
Additional paid-in capital	433,120	430,811
Accumulated deficit	(467,130)	(457,977)
Accumulated other comprehensive income (loss)	8,176	8,215
Treasury stock, at cost	(513)	(513)
Total stockholders’ equity (deficit)	(20,977)	(14,555)
	$253,714	$274,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,
	2006	2005
	(As restated, see Note 12)	(As restated see Note 12)
Software licenses	$28,076	$24,037
Service and other	36,246	35,797
Total revenues	64,322	59,834
Cost of software licenses	3,149	3,875
Cost of service and other	17,481	17,343
Amortization of technology related intangible assets	1,902	2,106
Total cost of revenues	22,532	23,324
Gross profit	41,790	36,510
Operating costs:
Selling and marketing	21,210	18,758
Research and development	8,490	10,183
General and administrative	10,084	10,469
Restructuring charges	1,446	2,199
Loss on sales and disposals of assets	5,769	61
Total operating costs	46,999	41,670
Income (loss) from operations	(5,209)	(5,160)
Foreign currency exchange loss	(94)	(3,297)
Interest income	1,248	1,047
Interest expense	(481)	(231)
Income (loss) before provision for income taxes	(4,536)	(7,641)
(Provision for) benefit from income taxes	(881)	309
Net income (loss)	(5,417)	(7,332)
Accretion of preferred stock discount and dividend	(3,736)	(3,778)
Income (loss) applicable to common shareholders	$(9,153)	$(11,110)
Basic and diluted income (loss) per share applicable to common shareholders	$(0.17)	$(0.26)
Weighted average shares outstanding—basic and diluted	52,801	43,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended September 30,
	2006	2005
	(As restated, see Note 12)	(As restated see Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,417)	$(7,332)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,271	6,337
Transaction (gain) loss on intercompany accounts	(321)	3,093
Stock-based compensation.	1,741	1,808
Loss on securitization of installments receivable	5,672	—
Loss on sales and disposals of assets	97	61
Accretion of discount on retained interest in sold receivables	(766)	(757)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(1,426)	7,421
Decrease (increase) in unbilled services	10	(1,479)
Decrease (increase) in installments receivable, including proceeds from securitization	18,587	(3,382)
Decrease (increase) in prepaid expenses and other current assets	771	(1,078)
Decrease in accounts payable and accrued expenses	(12,745)	(19,657)
Decrease in deferred revenue	(4,783)	(4,345)
Increase (decrease) in other liabilities	(1,366)	24
Net cash provided by (used in) operating activities	5,325	(19,286)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(957)	(395)
Decrease in other long-term assets	86	55
Capitalized computer software development costs	(2,744)	(2,105)
Net cash used in investing activities	(3,615)	(2,445)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock purchase plans	423	445
Exercise of stock options	551	1,194
Payments of long-term debt	(50)	(311)
Net cash provided by financing activities	924	1,328
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(40)	(46)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,594	(20,449)
CASH AND CASH EQUIVALENTS, beginning of period	86,272	68,149
CASH AND CASH EQUIVALENTS, end of period	$88,866	$47,700

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

The Company has arrangements to sell certain of its installments receivable to three financial institutions. The Company sold certain of its installment contracts for aggregate proceeds of approximately $9.0 million and $8.5 million during the three months ended September 30, 2006 and 2005, respectively. Generally, no gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company and the financial institutions.

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

Key economic assumptions used in subsequently measuring the carrying value of the Company’s retained interests in the license receivables sold during the quarter ended September 30, 2006 and the effect on the fair value of those interests from adverse changes in those assumptions are as follows (in thousands):

Balance sheet carrying value of retained interest in sold receivables	$8,291
Expected credit losses (annual rate):	0.82%
Impact on fair value of 10% adverse change	$(23)
Impact on fair value of 20% adverse change	$(45)
Residual cash flow discount rate (annual rate):	13.0%
Impact on fair value of 10% adverse change	$(397)
Impact on fair value of 20% adverse change	$(773)

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

The Company is recognizing the accretion of its retained interest to the estimated cash flow that will be received in interest income. Total interest income from accretion was $0.8 million for the three months ended September 30, 2006 and 2005. The Company recognizes an impairment of the carrying value of its retained interest if a decline in the fair value of the retained interest is determined to be other-than-temporary. No such impairments have been recognized through September 30, 2006.

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

	Three Months Ended September 30,
	2006	2005
Income (loss) applicable to common shareholders	$(9,153)	$(11,110)
Basic weighted average common shares outstanding	52,801	43,237
Weighted average potential common shares	—	—
Diluted weighted average shares outstanding	52,801	43,237
Basic and diluted income (loss) per share applicable to common shareholders	$(0.17)	$(0.26)

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

6. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Net income (loss)	$(5,147)	$(7,332)
Foreign currency translation adjustments	(39)	3,396
Comprehensive income (loss)	$(5,186)	$(3,936)

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

The Company maintains strategic alliance relationships with third parties, including resellers, agents and systems integrators (collectively “Agents” or “Agent”) that market, sell and/or integrate the Company’s products and services. The cessation or termination of certain relationships, by us the Company or an Agent, may subject the Company to material liability and/or expense. This material liability and/or expense includes potential payments due upon the termination or cessation of the relationship by us the Company or an Agent, costs related to the establishment of a direct sales presence or development of a new Agent in the territory.

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

	License	Consulting Services	Maintenance and Training	Total
Three Months Ended September 30, 2006—
Revenues from external customers	$28,076	$16,544	$19,702	$64,322
Controllable expenses	12,698	10,767	3,784	27,249
Controllable margin(1)	$15,378	$5,777	$15,918	$37,073
Three Months Ended September 30, 2005—
Revenues from external customers	$24,037	$16,946	$18,851	$59,834
Controllable expenses	14,927	11,273	3,441	29,641
Controllable margin(1)	$9,110	$5,673	$15,410	$30,193

(1)          The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

	Three Months Ended September 30,
	2006	2005
Total controllable margin for reportable segments	$37,073	$30,193
Selling and marketing	(17,629)	(15,335)
General and administrative and overhead	(17,438)	(17,758)
Restructuring charges	(1,446)	(2,199)
Loss on sales and disposals of assets	(5,769)	(61)
Interest and other income and expense, net	673	(2,481)
Income (loss) before provision for from income taxes	$(4,536)	$(7,641)

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

12. Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of condensed consolidated financial statements for the three months ended September 30, 2006, and in the course of preparing the condensed consolidated financial statements for the three and six months ended December 31, 2006, the Company identified errors in the accounting for foreign currency denominated transactions. The Company incorrectly accounted for transaction gains and losses on intercompany balances denominated in currencies other than the functional currency as if such balances were of a long term investment nature and included the impact as a component of accumulated other comprehensive income (loss) rather than earnings. These transaction gains and losses should have been included in earnings as the conditions for accounting for these intercompany balances as a long term investment were not met.  In addition, the Company identified errors in the recording of purchase accounting in other than the functional currency of the acquired entity. These purchase accounting adjustments should have been denominated in the currency of the applicable subsidiary and translated to United States Dollars and were incorrectly recorded as United States Dollar denominated net assets in the consolidated financial statements.  Accordingly, translation of the balance sheet position related to the purchase accounting allocations and translation impact of the amortization of intangible assets was not recorded.

In addition, the Company identified other errors in the course of preparing the condensed consolidated financial statements for the three and six months ended December 31, 2006. These errors related to the timing of recognition of service revenue, facility leasing costs, and professional fees in the three months ended September 30, 2006. The tax effect of correcting all of the above errors required further adjustments. The Company also added disclosure related to reseller relationships in Note 8.

In order to correct these errors, the Company has restated its financial statements for the three months ended September 30, 2005 and 2006, in order to reflect (a) foreign currency transaction losses of $3.1 million and gains of $0.3 million, respectively, (b) additional amortization of technology related intangible assets of $0.3 million and $0.4 million, respectively, (c) income tax provision decrease of $1.0 million and $0.1 million, respectively, (d) additional facility lease costs of less than $0.1 million in each period, and (e) for the three months ended September 30, 2006, an increase in service revenues of $0.4 million and a decrease in legal costs of $0.1 million, and related balance sheet adjustments.

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

Effects of the Restatements

As a result of the foregoing, the Company has restated its condensed consolidated financial statements for the three months ended September 30, 2005 and 2006.

Impact of the Financial Statement Adjustments on the Condensed Consolidated Statement of Operations

The following table presents the impact of the financial statement adjustments on the Company’s previously reported condensed consolidated statement of operations (in thousands, except per share data).

Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Software licenses	$28,076	$—	$28,076	$24,317	$(280)	$24,037
Service and other	35,878	368	36,246	35,736	61	35,797
Total revenues	63,954	368	64,322	60,053	(219)	59,834
Cost of software licenses	3,149	—	3,149	3,782	93	3,875
Cost of service and other	17,481	—	17,481	17,244	99	17,343
Amortization of technology related intangible assets	1,472	430	1,902	1,782	324	2,106
Total cost of revenues	22,102	430	22,532	22,808	516	23,324
Gross profit	41,852	(62)	41,790	37,245	(735)	36,510
Operating costs:
Selling and marketing	21,210	—	21,210	18,647	111	18,758
Research and development	8,490	—	8,490	10,134	49	10,183
General and administrative	10,145	(61)	10,084	10,185	284	10,469
Restructuring charges	1,446	—	1,446	2,199	—	2,199
Loss on sales and disposals of assets	5,769	—	5,769	61	—	61
Total operating costs	47,060	(61)	46,999	41,226	444	41,670
Income (loss) from operations	(5,208)	(1)	(5,209)	(3,981)	(1,179)	(5,160)
Foreign currency exchange gain (loss)	(415)	321	(94)	(663)	(2,364)	(3,297)
Interest income, net	767	—	767	151	665	816
Income before provision for income taxes	(4,856)	320	(4,536)	(4,493)	(3,148)	(7,641)
Provision for income taxes	(932)	51	(881)	(640)	949	309
Net income (loss)	(5,788)	371	(5,417)	(5,133)	(2,199)	(7,332)
Accretion of preferred stock discount and dividend	(3,736)	—	(3,736)	(3,778)	—	(3,778)
Income applicable to common shareholders	$(9,524)	$371	$(9,153)	$(8,911)	$(2,199)	$(11,110)
Basic and diluted income (loss) per share applicable to common shareholders	$(0.18)	$0.01	$(0.17)	$(0.21)	$(0.05)	$(0.26)
Weighted average shares outstanding—basic and diluted	52,801	—	52,801	43,237	—	43,237

Impact of the Financial Statement Adjustments on the Condensed Consolidated Balance Sheet

The following table presents the impact of the financial statement adjustments on the Company’s previously reported condensed consolidated balance sheet as of September 30, 2006 (in thousands).

	As Previously	Restatement
	Reported	Adjustments	As Restated
Prepaid expenses and other current assets	$8,439	$(1)	$8,438
Total current assets	162,124	(1)	162,123
Property and leasehold improvements, net	8,093	318	8,411
Other intangible assets, net	3,658	1,147	4,805
Goodwill	14,901	3,130	18,031
Deferred tax assets	1,595	1,503	3,098
Total assets	247,617	6,097	253,714
Accrued expenses	66,961	204	67,165
Deferred revenue	52,824	71	52,895
Current liabilities	123,177	275	123,452
Deferred tax liability	1,309	(1,309)	—
Accumulated deficit	(466,032)	(1,098)	(467,130)
Accumulated other comprehensive income (loss)	(53)	8,229	8,176
Total stockholders’ equity (deficit)	(28,108)	7,131	(20,977)
Total liabilities and stockholders’ equity (deficit)	247,617	6,097	253,714

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Form 10-Q/A and in our annual report on Form 10-K, as amended, for the fiscal year ended June 30, 2006. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in “Item 1A. Risk Factors” in Part II of this Form 10-Q.

The following discussion gives effect to the restatements discussed in Note 12 to the consolidated financial statements included in this Form 10-Q/A. Our fiscal year ends on June 30, and references in this Form 10-Q/A to a specific fiscal year are the twelve months ended June 30 of such year (for example, “fiscal 2006” refers to the year ended June 30, 2006).

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

Revenue Recognition—Software Licenses

We recognize software license revenue in accordance with SOP No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-4 and SOP No. 98-9, as well as the various interpretations and clarifications of those statements. When we provide professional services considered not essential to the functionality of the software, and for which Vendor Specific Objective Evidence of fair value  orVSOE, has been established, we recognize revenue for the delivered software when the basic criteria of SOP 97-2 are met.  VSOE has been established, in most instances, for Software Maintenance Services, Training and professional services rates.  When we provide professional services that are considered essential to the functionality of the software, we recognize revenue when the basic criteria of SOP 97-2 are met and when the services have been completed.  When we provide professional services, which involve significant production, modification or customization of the licensed software, we recognize such revenue and any related software licenses in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts”. These statements all require that four basic criteria must be satisfied before software license revenue can be recognized:

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

The timing and size of any future impairment charges involves the application of management’s judgment and estimates and could result in the impairment of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $47.5 million as of September 30, 2006.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,
	2006	2005
Software licenses	43.6%	40.2%
Service and other	56.4	59.8
Total revenues	100.0	100.0
Cost of software licenses	4.9	6.5
Cost of service and other	27.2	29.0
Amortization of technology related intangible assets	2.9	3.5
Total Cost of Revenues	35.0	39.0
Gross Profit	65.0	61.0
Operating costs:
Selling and marketing	33.0	31.3
Research and development	13.2	17.0
General and administrative	15.7	17.5
Restructuring charges	2.2	3.7
Loss on sales and disposals of assets	9.0	0.1
Total operating costs	73.1	69.6
Income (loss) from operations	(8.1)	(8.6)
Foreign currency exchange loss	(0.1)	(5.5)
Interest income, net	1.1	1.3
Income (loss) before provision for income taxes	(7.1)%	(12.8)%

Comparison of the Three Months Ended September 30, 2006 and 2005

Total Revenues

Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for the three months ended September 30, 2006 increased 7.5% to $64.3 million from $59.8 million in the three months ended September 30, 2005. Total revenues from customers outside the United States were $35.8 million or 55.7% of total revenues for the three months ended September 30, 2006 as compared to $35.6 million or 59.5% of total revenues for the three months ended September 30, 2005. The geographical mix of revenues can vary from period to period.

Software License Revenues

Software license revenues represented 43.6% of total revenues for the three months ended September 30, 2006 compared to 40.2% for the three months ended September 30, 2005. Revenues from software licenses in the three months ended September 30, 2006 increased 16.8% to $28.1 million from $24.0 million in the three months ended September 30, 2005. Software license revenues are attributable to software license renewals covering existing users, the expansion of existing customer relationships through licenses covering additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. The increase primarily reflected strength in our energy end-market, along with continued strength in our chemicals and engineering and construction end-markets.

Service and Other Revenues

Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other for the three months ended September 30, 2006 were relatively unchanged at $36.2 million compared to $35.8 million for the three months ended September 30, 2005.

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

Cost of Service and Other

Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for the three months ended September 30, 2006 increased 0.8% to $17.5 million from $17.3 million for the three months ended September 30, 2005. Cost of service and other, as a percentage of revenues from service and other for the three months ended September 30, 2006 decreased to 48.2% from 48.4% for the three months ended September 30, 2005.

Amortization of Technology Related Intangibles

Amortization of technology related intangibles for the three months ended September 30, 2006 was $1.9 million and $2.1 million for the three months ended September 30, 2005. As a percentage of total revenues, amortization of technology related intangibles was 2.9% for the three months ended September 30, 2006, as compared to 3.5% for the three months ended September 30, 2005.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2006 increased 13.1% to $21.2 million from $18.8 million for the three months ended September 30, 2005, while increasing as a percentage of total revenues to 33.0% from 31.3%. The increase in dollars is primarily due to a $0.6 million increase in payroll and stock-based compensation costs, $1.2 million of sales conference expenses, and a $0.3 million increase in external sales commission expense.

Research and Development Expenses

Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Research and development expenses for the three months ended September 30, 2006 decreased 16.6% to $8.5 million from $10.2 million for the three months ended September 30, 2005, and decreased as a percentage of total revenues to 13.2% from 17.0%. The decrease is primarily attributable to a $0.7 million increase in capitalized software development costs and a $0.5 million reduction in consulting expenses.

We capitalized software development costs that amounted to 24.4% of our total engineering costs during the three months ended September 30, 2006, as compared to 17.1% during the three months ended September 30, 2005. These percentages will vary from quarter to quarter and year to year, depending upon the stage of development for the various projects in a given period.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries of administrative, executive, financial and legal personnel, and outside professional fees. General and administrative expenses for the three months ended September 30, 2006, were relatively unchanged, as they decreased 3.0% to $10.1 million from $10.5 million for the three months ended September 30, 2005, and declined as a percentage of total revenues to 15.7% from 17.5%.

Restructuring Charges

During the three months ended September 30, 2006, we recorded $1.4 million in restructuring charges for severance and relocation expenses as part of the 2005 restructuring plan in the period in which the employees were notified or the relocation occurred.

Loss on sales and disposals of assets

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

Foreign currency exchange gain (loss)

Foreign currency exchange gains and losses are primarily incurred as a result of the revaluation of intercompany accounts denominated in foreign currencies and reflect movement in period end exchange rates. The revaluation adjustments are primarily unrealized gains and losses as the related intercompany balances typically have not settled in cash. In the quarter ended September 30, 2006, we recorded a loss of $0.1 million, compared to a $3.3 million loss in the quarter ended September 30, 2005.

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

Liquidity and Capital Resources

Resources

Historically, we have financed our operations principally through cash generated from operating activities, public and private offerings of securities, sales of installment contracts and borrowings under bank credit facilities. As of September 30, 2006, we had cash and cash equivalents totaling $88.9 million. We believe our current cash and cash equivalents, cash available from sales of installment contracts, cash flow from operations and cash available under bank credit arrangements will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties, including those further described in “Item 1A. Risk Factors.”. In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

Sales of Installment Contracts

We historically have maintained arrangements to sell installments receivable to financial institutions, most recently General Electric Capital Corporation, Bank of America and Silicon Valley Bank. During the three months ended September 30, 2006 and 2005, we sold $9.0 million and $8.5 million of installments receivable under these arrangements, respectively. As of September 30, 2006, there was in excess of $70 million in additional availability under the arrangements. We expect to continue to have the ability to sell receivables, as the collection of the sold receivables will reduce the outstanding balance, and the availability under the arrangements can be increased. At September 30, 2006, we had a partial recourse obligation that was within the range of $0.1 million to $1.2 million.

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

In November 2006, our current management, including our chief executive officer and chief financial officer, identified an additional material weakness in internal control over the calculation and review of forfeiture rates affecting stock-based compensation expense as of June 30, 2006. Specifically, we did not have effective operational and review controls in place to provide reasonable assurance that the calculation of stock-based compensation expense reflected accurate forfeiture rates under the provisions of SFAS No. 123R, which were adopted on July 1, 2005. This control deficiency resulted in the restatement of the consolidated financial statements for the year ended June 30, 2006 as described in Note 17 to the consolidated financial statements in our Annual Report on Form 10-K, as amended. This material weakness relating to the calculation and review of forfeiture rates affecting stock-based compensation expense as of June 30, 2006 is discussed further in “Management’s Report on Internal Control Over Financial Reporting (as revised)” included in our Annual Report on Form 10-K, as amended.

In February 2007, our current management, including our chief executive officer and chief financial officer, identified an additional material weakness in internal control over the accounting for foreign currency transactions related to the consolidation of our foreign subsidiaries. Specifically, we did not have adequate controls and procedures to ensure that (a) transaction gains and losses on intercompany balances denominated in currencies other than the functional currency were properly accounted for in earnings instead of accumulated other comprehensive income (loss) and (b) translation of all foreign denominated balances, including those generated from the application of purchase accounting, is accounted for in the functional currency of the applicable entity and translated at the appropriate current exchange rates. These adjustments, which are reflected in our financial statements as of and for the three months ended September 30, 2006, caused changes in foreign exchange gains and losses, amortization of technology related intangible assets, and changes to the translation of balance sheets at the appropriate exchange rates. Such weaknesses could continue to impact the balances in all of the accounts previously mentioned. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended June 30, 2004, 2005 and 2006 as described in Note 17 to the consolidated financial statements in our Annual Report on Form 10-K, as amended. This material weakness relating to the accounting for foreign currency transactions related to the consolidation of our foreign subsidiaries for the years ended June 30, 2004, 2005 and 2006 is discussed further in “Management’s Report on Internal Control over Financial Reporting (as revised)” included in our Annual Report on Form 10-K, as amended.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s Report on Internal Control Over Financial Reporting (as revised) in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2006 described certain remediation initiatives designed to address the six reported material weaknesses. During the quarter ended September 30, 2006, we continued to design enhancements to our controls and implemented a limited number of changes to our internal control environment. We have implemented or expect to implement the changes described below during our current fiscal year, and will design and implement additional changes as considered appropriate, which are intended to remediate the material weaknesses which existed as of June 30, 2006. We expect to test the effectiveness of such changes in connection with our annual testing of the effectiveness of internal controls. As a result of the six previously reported material weaknesses in our internal control over financial reporting, which were not remediated as of September 30, 2006, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

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

If the remedial measures described above are insufficient to address any of the six identified material weaknesses, or additional deficiencies that may arise in the future, material misstatements in our interim or annual financial statements may occur in the future. We are currently implementing an enhanced controls environment intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures, including regular reviews, to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weakness could have the effects described in “Item IA.—Risk Factors”. We have identified six material weaknesses in our internal control over financial reporting as of September 30, 2006 that, if not remedied effectively, could result in material misstatements in our financial statements for future periods.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act are attached as exhibits to this Form 10-Q/A. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. This Item 4 should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

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

*
10.2		Tenth Loan Modification Agreement, dated as of September 14, 2006, between Silicon Valley Bank and Aspen Technology, Inc.		10-K	September 28, 2006	10.84
10.3		Eleventh Loan Modification Agreement, dated as of September 27, 2006, by and among Silicon Valley Bank and Aspen Technology, Inc.	*
10.4		Sixth Loan Modification Agreement (EXIM), dated as of September 14, 2006, between Silicon Valley Bank and Aspen Technology, Inc.		10-K	September 28, 2006	10.85
10.5		Seventh Loan Modification Agreement - EXIM dated as of September 27, 2006, by and among Silicon Valley Bank and Aspen Technology, Inc.	*
10.6		Partial Release and Acknowledgement Agreement, dated as of September 27, 2006, by and among Silicon Valley Bank and Aspen Technology, Inc.	*
10.7	†	Form of Terms and Conditions of Stock Option Agreement Granted Under 2001 Restated Stock Option Plan	*
10.8	†	Form of Terms and Conditions of Stock Option Agreement Granted Under 2005 Stock Incentive Plan	*
10.9	†	Form of Restricted Stock Unit Agreement Granted under 2005 Stock Incentive Plan.	*
10.10	†	Form of Restricted Stock Unit Agreement-G Granted under 2005 Stock Incentive Plan.
10.11	†

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

X

*       Filed previuosly

†       Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: March 14, 2007	By:	/s/ MARK E. FUSCO
Mark E. Fusco
President and Chief Executive Officer
Date: March 14, 2007	By:	/s/ BRADLEY T. MILLER
Bradley T. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

			Filed with	Incorporated by Reference
Exhibit Number		Description	this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
10.1		Loan Agreement, dated as of September 27, 2006, among Aspen Technology Funding 2006-II LLC, Aspen Technology, Inc., Portfolio Financial Servicing Company, Inc., Key Equipment Finance Inc., Keybank National Association, and Relationship Funding Company, LLC	*		September 28, 2006	10.84
10.2		Tenth Loan Modification Agreement, dated as of September 14, 2006, between Silicon Valley Bank and Aspen Technology, Inc.		10-K	September 28, 2006	10.85
10.3		Eleventh Loan Modification Agreement, dated as of September 27, 2006, by and among Silicon Valley Bank and Aspen Technology, Inc.	*
10.4		Sixth Loan Modification Agreement (EXIM), dated as of September 14, 2006, between Silicon Valley Bank and Aspen Technology, Inc.		10-K
10.5		Seventh Loan Modification Agreement - EXIM dated as of September 27, 2006, by and among Silicon Valley Bank and Aspen Technology, Inc.	*
10.6		Partial Release and Acknowledgement Agreement, dated as of September 27, 2006, by and among Silicon Valley Bank and Aspen Technology, Inc.	*
10.7	†	Form of Terms and Conditions of Stock Option Agreement Granted Under 2001 Restated Stock Option Plan	*
10.8	†	Form of Terms and Conditions of Stock Option Agreement Granted Under 2005 Stock Incentive Plan	*
10.9	†	Form of Restricted Stock Unit Agreement Granted under 2005 Stock Incentive Plan.	*
10.10	†	Form of Restricted Stock Unit Agreement-G Granted under 2005 Stock Incentive Plan.
10.11	†

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

X

*                    Filed previously

†                     Management contract or compensatory plan