Form 10-Q
period 2006-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2007-03-15
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Explanatory Notes

Subsequent to the issuance of the condensed consolidated financial statements for the three and six months ended December 31, 2005, we identified errors in the accounting for certain items. These errors resulted in the restatement of our financial statements, and are fully described in our annual report on Form 10-K, Amendment No. 2, for the year ended June 30, 2006 and in Note 12 to this report on Form 10-Q.

In order to correct for these errors, we are restating our financial statement for the three and six months ended December 31, 2005, primarily in order to reflect (a) foreign currency transaction losses of $0.2 million and $2.9 million, respectively, (b) additional stock-based compensation of $0.5 million and $1.0 million, respectively, (c) additional interest income of $0.5 million and $1.2 million, respectively, (d) additional amortization of technology related intangible assets of $0.4 million and $0.7 million, respectively, (e) a license revenue increase of $0.2 million and decrease of $0.1 million, respectively, (f) increased service revenue of $0.1 million and $0.1 million, respectively, and (g) lower provision for income taxes of $0.1 million and $1.0 million, respectively.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPEN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and dollars in thousands)

	December 31, 2006	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$92,549	$86,272
Accounts receivable, net	51,248	49,163
Unbilled services	10,128	8,518
Current portion of long-term installments receivable, net	6,593	12,123
Prepaid expenses and other current assets	8,537	9,179
Total current assets	169,055	165,255
Long-term installments receivable, net	15,409	35,681
Retained interest in sold receivables	29,173	19,010
Property and leasehold improvements, at cost	45,486	44,771
Accumulated depreciation and amortization	(38,460)	(36,097)
Property and leaseholds, net	7,026	8,674
Computer software development costs, net	14,682	15,456
Purchased intellectual property, net	—	165
Other intangible assets, net	3,014	6,711
Goodwill	17,826	18,035
Deferred tax assets	3,133	3,097
Other assets	2,597	2,552
Total assets	$261,915	$274,636
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$266	$247
Accounts payable	4,231	4,613
Accrued expenses	69,748	77,716
Deferred revenue	54,487	57,936
Total current liabilities	128,732	140,512
Long-term debt and obligations, less current maturities	45	149
Deferred revenue, less current portion	4,558	2,609
Other liabilities	18,409	20,446
Redeemable Preferred Stock:
Outstanding—63,064 shares as of December 31, 2006 and 333,364 as of June 30, 2006	25,240	125,475
Stockholders’ equity (deficit):
Common stock:
Outstanding—80,655,498 as of December 31, 2006 and 48,857,035 as of June 30, 2006	8,090	4,909
Additional paid-in capital	514,150	430,811
Accumulated deficit	(441,923)	(457,977)
Accumulated other comprehensive income	5,127	8,215
Treasury stock, at cost	(513)	(513)
Total stockholders’ equity (deficit)	84,931	(14,455)
Total liabilities and stockholders’ equity (deficit)	$261,915	$274,636

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
		(As restated— see Note 12)		(As restated— see Note 12)
Software licenses	$60,866	$41,870	$88,942	$65,907
Service and other	35,549	34,751	71,795	70,548
Total revenues	96,415	76,621	160,737	136,455
Cost of software licenses	3,709	4,244	6,858	8,119
Cost of service and other	18,610	17,962	36,091	35,305
Amortization of technology related intangible assets	1,672	2,128	3,574	4,234
Total cost of revenues	23,991	24,334	46,523	47,658
Gross profit	72,424	52,287	114,214	88,797
Operating costs:
Selling and marketing	22,118	20,759	43,328	39,517
Research and development	10,729	11,826	19,219	22,009
General and administrative	13,581	10,101	23,665	20,570
Restructuring charges	589	995	2,035	3,194
(Gain) loss on sales and disposal of assets	(194)	316	5,575	377
Total operating costs	46,823	43,997	93,822	85,667
Income from operations	25,601	8,290	20,392	3,130
Interest income	2,948	961	4,196	2,008
Interest expense	(128)	(207)	(609)	(438)
Foreign currency exchange gain (loss)	2,643	811	2,549	(2,486)
Income before provision for income taxes	31,064	9,855	26,528	2,214
Provision for income taxes	(2,449)	(2,011)	(3,330)	(1,702)
Net income	28,615	7,844	23,198	512
Accretion of preferred stock discount and dividend	(3,408)	(3,843)	(7,144)	(7,621)
Income (loss) applicable to common shareholders	$25,207	$4,001	$16,054	$(7,109)
Basic income (loss) per share applicable to common shareholders	$0.44	$0.09	$0.29	$(0.16)
Diluted income (loss) per share applicable to common shareholders	$0.32	$0.08	$0.26	$(0.16)
Basic weighted average shares outstanding	57,059	43,743	54,930	43,491
Diluted weighted average shares outstanding	90,534	52,765	90,677	43,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended December 31,
	2006	2005
		(As restated see Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,198	$512
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,350	12,439
Transaction (gain) loss on intercompany accounts	(3,614)	3,337
Stock-based compensation	4,738	4,185
Loss on securitization of installments receivable	5,672	—
(Gain) loss on sales and disposals of assets	(97)	377
Accretion of discount on retained interest in sold receivables	(1,872)	(1,420)
Deferred income taxes	—	100
Changes in assets and liabilities:
Decrease in accounts receivable	(1,796)	7,246
Decrease (increase) in unbilled services	(1,539)	168
Decrease (increase) in installments receivable, including proceeds from securitization	12,731	(14,909)
Decrease in prepaid expenses and other current assets	695	2,099
Decrease in accounts payable and accrued expenses	(8,998)	(19,932)
Decrease in deferred revenue	(1,457)	(1,678)
Decrease in other liabilities	(2,037)	(906)
Net cash provided by (used in) operating activities	35,974	(8,382)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(1,071)	(1,344)
(Increase) decrease in other long-term assets	(45)	119
Capitalized computer software development costs	(3,040)	(3,040)
Net cash used in investing activities	(4,156)	(4,265)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock purchase plan	423	445
Exercise of stock options	1,314	2,276
Payments of long-term debt	(85)	(644)
Payment of preferred stock dividends	(27,391)	—
Net cash provided by (used in) financing activities	(25,739)	2,077
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	198	(121)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,277	(10,691)
CASN AND CASH EQUIVALENTS, beginning of period	86,272	68,149
CASH AND CASH EQUIVALENTS, end of period	$92,549	$57,458

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                 Interim Condensed and Consolidated Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2006, which are contained in the Annual Report on Form 10-K, as amended, of Aspen Technology, Inc. (the Company), as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the six-month period ended December 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

2.                 Sale of Installments Receivable

(a)   Traditional Activities

Installments receivable are recorded at the present value of future payments for noncancelable term and perpetual license agreements which provide for payment in installments over a one to five-year period. A portion of each installment payment is recognized as interest income in the accompanying consolidated condensed statements of operations. The interest rate utilized for the three and six months ended December 31, 2006 and 2005 was 8.0%.

The Company has arrangements to sell certain of its installments receivable to three financial institutions. The Company sold certain of its installment contracts for aggregate proceeds of approximately $37.7 million and $46.7 million during the three and six months ended December 31, 2006, respectively, and $25.5 million and $35.2 million during the three and six months ended December 31, 2005, respectively. Generally, no material gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company and the financial institutions.

The financial institutions have certain recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company’s contracts with the financial institutions. Collections of these receivables reduce the Company’s recourse obligations, as defined in the contracts. The Company’s potential recourse obligation related to these contracts is within the range of $0.1 million to $0.9 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

(b)   Securitization of Installments Receivable

On September 29, 2006, the Company entered into a $75.0 million three year revolving securitization facility and securitized certain outstanding installment receivables with a net carrying value of $32.1 million which were not sold in the traditional sales described above. The structure of the transaction was such that the securitization qualified as a sale. The Company received $19.4 million of cash and retained an interest in the sold receivables initially valued at $8.3 million. It also retained certain limited recourse obligations relative to the receivables valued at approximately $0.5 million. Overall, the transaction resulted in a

$5.7 million loss on sales and disposals of assets in the quarter ended September 30, 2006 and was recorded as a loss on sales and disposals of assets in the statement of operations.

The amount of the loss was based on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer, as well as the immediate recognition of transaction costs.

The retained interest in the sold receivables was recorded at its fair value of $8.3 million at the time of the transaction and is classified as a long-term asset on the Company’s consolidated balance sheet. The Company estimates fair value of the sold and retained interest based on the present value of future expected cash flows, including estimates of principally credit losses and discount rates commensurate with the risks involved.

Key economic assumptions used in subsequently measuring the carrying value of the Company’s retained interests in the license receivables sold during the quarter September 30, 2006 and the effect on the fair value of those interests from adverse changes in those assumptions are as follows (dollars in thousands):

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

The Company is recognizing the accretion of its retained interests in the June 2005 and September 2006 securitizations to the estimated cash flow that will be received in interest income. Total interest income from accretion was $1.9 million and $1.4 million for the six months ended December 31, 2006 and 2005, respectively. The Company recognizes an impairment of the carrying value of its retained interest if a decline in the fair value of the retained interest is determined to be other-than-temporary. No such impairments have been recognized through December 31, 2006.

The Company retained the servicing rights relative to the securitized receivables and receives annual servicing fees, which are based on a percentage of outstanding receivables and which total approximately $0.3 million per year. The benefits of the servicing rights approximate the costs estimated to be incurred by the Company, and thus no servicing asset or liability has been recorded.

In connection with the above transaction, the Company incurred an obligation to guarantee that the cash collections from installments receivable denominated in currencies other than the U.S. dollar included in the securitized pool will not be less than the U.S. dollar value on the initial contract date. The Company has entered into forward foreign exchange contracts intended to mitigate the financial exposure due to changes in currency exchange rates which are further described below. The fair value of this obligation at December 31, 2006 is immaterial.

3.                 Derivative Instruments and Hedging

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”), No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 138, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings in each period reported. The Company does not account for any derivatives under hedge accounting treatment.

Forward foreign exchange contracts are used primarily by the Company to offset certain balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company’s accounts and installments receivables that are denominated in currencies other than the U.S. dollar, primarily the Euro, the Japanese Yen, the Canadian dollar and the British Pound Sterling. In addition, the Company incurred exposures as part of the June 2005 and September 2006 securitizations of installments receivable as described above.

Forward foreign exchange contracts are entered into to offset recorded installments receivable, both held and securitized, made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company enters into economic hedges against the majority of its installments receivable denominated in foreign currencies.

The Company’s guarantee to cover the exposure to changes in foreign currency exchange rates in the securitized installments receivable is a derivative. The Company calculates the value of this guarantee at each balance sheet date, and if the value of the guarantee represents an obligation, the fair value is recorded as a liability. As of December 31, 2006, no loss on this obligation existed, and as such, no value was recorded.

At December 31, 2006, the Company had economic hedges with notional forward exchange contracts of $29.1 million of held or securitized installments receivable and accounts receivable denominated in foreign currency. The gross value of the installments receivable that were denominated in foreign currency was $33.8 million and $40.3 million at December 31, 2006 and June 30, 2006, respectively. The installments receivable held as of December 31, 2006 mature at various times through December 2011.

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are recognized in earnings. During the three and six months ended December 31, 2006 the net loss recognized in the consolidated statements of operations was $0.6 million and $1.0 million, respectively. During the three and six months ended December 31, 2005, the net gain or loss recognized in the consolidated statements of operations was a gain of $0.6 million and a loss of $0.2 million, respectively.

The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of December 31, 2006. The table presents the notional amount at contract exchange rates and the weighted average contractual foreign currency rates (dollars in thousands):

	Notional Contract Amount	Estimated Fair Value(1)	Average Contract Rate
Euro	$17,767	$18,612	1.28
British Pound Sterling	4,814	5,111	1.88
Japanese Yen	3,818	3,679	112.68
Canadian Dollar	2,339	2,282	1.13
Swiss Franc	358	355	1.20
	$29,096	$30,039

(1)          The estimated fair value is based on the estimated amount at which the contracts could be settled based on the forward rates as of December 31, 2006. The Company bears risk in that the banking counterparties may be unable to meet the terms of the agreements and manages such risk by limiting its counterparties to multiple major financial institutions. Management does not expect any loss as a result of default by counter-parties. However, there can be no assurances that the Company will be able to mitigate the risks described above.

4.                 Stock-Based Compensation Plans

The Company issues stock options to its employees and outside directors, restricted stock units to its employees and provides employees the right to purchase stock pursuant to an employee stock purchase plan. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant, generally vest over four years and have 7 or 10 year contractual terms. Restricted stock units generally vest over four years and have 7 year contractual terms. There are no vesting requirements for the employee stock purchase plan.

The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards. For awards that vest based on performance conditions, the Company uses the accelerated model for graded vesting awards.

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the statement’s modified prospective application method which affects reporting periods subsequent to the date of adoption. Under the provisions of SFAS No. 123R, the Company recognizes the fair value of stock-based compensation in costs, over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s stock-based compensation is accounted for as equity instruments and there have been no liability awards granted. The Company adopted the simplified method related to accounting for the tax effects of share-based payment awards to employees in Financial Accounting Standards Board (FASB) Staff Position 123(R)-3: “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.

The unrecognized expense of awards not yet vested at the date of adoption is recognized in earnings in the periods after the date of adoption using the same value determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as disclosed in previous filings. Under the provisions of SFAS 123R, the Company recorded $3.0 million and $4.8 million of stock-based compensation for the three and six months ended December 31, 2006 and $2.4 million and $4.2 million for the three and six months ended December 31, 2005, included in the following categories (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Recorded as expense:
Cost of service and other	$353	$377	$663	$676
Selling and marketing	1,026	675	1,647	1,184
Research and development	391	328	590	536
General and administrative	1,227	997	1,838	1,789
	2,997	2,377	4,738	4,185
Capitalized computer software development costs	2	18	57	57
Total stock-based compensation	$2,999	$2,395	$4,795	$4,242

The weighted-average fair values of the options granted under the stock option plans were $6.94 and $7.02 and of the shares subject to purchase under the employee stock purchase plan were $2.62 for the three and six months ended December 31, 2006, respectively, using the following assumptions and applying the Black-Scholes valuation method:

	Three Months Ended December 31, 2006		Six Months Ended December 31, 2006
	Stock Option		Stock Option
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	4.58%	5.10%	4.71%	5.10%
Expected dividend yield	None	None	None	None
Expected life	5.0 Years	0.5 Years	5.0 Years	0.5 Years
Expected volatility	80%	53%	80%	53%

The weighted-average fair values of the options granted under the stock option plans were $4.38 and $3.92 and of the shares subject to purchase under the employee stock purchase plan were $3.53 for the three and six months ended December 31, 2005, respectively, using the following assumptions:

	Three Months Ended December 31, 2005		Six Months Ended December 31, 2005
	Stock Option		Stock Option
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	4.37%	4.03%	4.20%	3.79%
Expected dividend yield	None	None	None	None
Expected life	6.0 Years	0.5 Years	6.0 Years	0.5 Years
Expected volatility	85%	42%	85%	42%

The dividend yield of zero is based on the Company’s history of not having paid cash dividends on its common stock and on its present intention not to pay cash dividends on its common stock. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the U.S. Treasury rate on the date of grant. In fiscal 2007 the expected life was calculated based upon historical option exercise behavior. In fiscal 2006, the expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Term”.

The following table summarizes information about all stock option plans for the six months ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				($000)
Outstanding, June 30, 2006	9,460,449	$7.37
Options granted	1,028,700	10.47
Options exercised	(337,732)	3.89
Options forfeited	(453,228)	13.44
Outstanding, December 31, 2006	9,698,189	7.53	6.9	$35,565
Exercisable at December 31, 2006	5,726,907	$8.08	5.8	$17,566

As of December 31, 2006 the total compensation cost related to unvested stock option awards not yet recognized was $19.1 million. The weighted average period over which this will be recognized is approximately 3 years. The Company received $1.3 million from options exercised during the six months ended December 31, 2006; their intrinsic value was $2.4 million.

In December 2006 the Company modified awards for an aggregate of 312,402 options for two executive officers of the company to equal the fair market value on the grant date of the Company’s common stock of such awards to avoid certain adverse tax impacts on the individuals. There was no incremental compensation cost resulting from the modification.

In November 2006, the Company issued a total of 723,400 restricted stock units under the 2005 Stock Incentive Plan to certain officers and management. The restricted stock units are performance awards that will vest 25% if the Company achieves certain financial goals for fiscal 2007. The Company’s management believes that it is probable that such financial criteria will be met and is recognizing compensation cost over the requisite service period. The Company uses the accelerated model to recognize stock-based compensation expense for these restricted stock units as the awards have performance conditions. Once the initial vesting milestone is achieved, the remaining restricted stock units will vest on a straight line basis over the following three years.

The following table summarizes information about restricted stock units for the six months ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			($000)
Outstanding, June 30, 2006	—	—
Units granted	723,400	$10.42
Units vesting	—	—
Units forfeited	(1,400)	10.42
Outstanding, December 31, 2006	722,000	$10.42	$7,523
Vested at December 31, 2006	—	—	—

As of December 31, 2006 the total compensation cost related to unvested restricted stock unit awards not yet recognized was $6.9 million. The weighted average period over which this will be recognized is approximately two years.

5.                 Net Income (Loss) Per Common Share

Basic earnings per share was determined by dividing income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing income (loss) attributable to common shareholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options and warrants, based on the treasury stock method, and preferred stock based on the if-converted method if the impact is dilutive. In the application of the if-converted method, the Company excluded the possible settlement of preferred stock dividends with common shares as the Company intended to settle such dividends with cash (and was currently entitled to cash settlement under the terms of the preferred stock). In December 2006 and January 2007, the Company paid all accrued dividends on preferred stock in cash. Basic and diluted income (loss) attributable to common shareholders per share and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Income (loss) applicable to common shareholders	$25,207	$4,001	$16,054	$(7,109)
Plus: Impact of conversions of Series D preferred stock	3,408	—	7,144	—
	28,615	4,001	23,198	(7,109)
Basic weighted average common shares outstanding	57,059	43,743	54,930	43,491
Common stock equivalents	3,664	9,022	4,173	—
Incremental shares from assumed conversion of preferred stock	29,811	—	31,574	—
Diluted weighted average shares outstanding	90,534	52,765	90,677	43,491
Basic net income (loss) per share applicable to common shareholders	$0.44	$0.09	$0.29	$(0.16)
Diluted net income (loss) per share applicable to common shareholders	$0.32	$0.08	$0.26	$(0.16)

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Convertible preferred stock	—	36,336	—	36,336
Options and warrants	2,773	8,630	2,640	21,424
Preferred stock dividend, to be settled in common stock	—	—	—	3,192
Total	2,773	44,966	2,640	60,952

6.                 Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three and six months ended December 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net income	$28,615	$7,844	$23,198	$512
Foreign currency translation adjustments	(3,049)	(288)	(3,088)	3,108
Total	$25,566	$7,556	$20,110	$3,620

7.                 Restructuring Charges

During the three and six months ended December 31, 2006, the Company recorded $0.6 million and $2.0 million, respectively, in restructuring charges primarily related to severance and relocation expenses under the May 2005 restructuring plan discussed below which are recognized in the period in which the affected employees were notified or the relocation expenses were incurred.

(a)   Restructuring charges originally arising in Q4 FY05.

In May 2005, the Company initiated a plan to consolidate several corporate functions and to reduce its operating expenses. The plan to reduce operating expenses primarily resulted in headcount reductions, and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million, recorded in the fourth quarter of fiscal 2005. During the year ended June 30, 2006, the Company recorded an additional $1.8 million related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that were recognized in the period in which the affected employees were notified, the relocation expenses were incurred, or the Company ceased use of the affected facilities. During the three and six months ended December 31, 2006, the Company recorded an additional $0.8 million and $2.2 million, respectively, in severance and relocation expenses for employees that were notified or relocation expenses that were incurred during the period.

Under this restructuring plan, the Company has yet to incur charges related to the closure of certain offices and relocation of certain employees. The Company expects that these charges will be approximately $3.2 million and will be completed by September 2007.

As of December 31, 2006, there was $1.5 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the six months ended December 31, 2006, the following activity was recorded (in thousands):

Fiscal 2005 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2006	$99	$513	$612
Restructuring charge	26	1,369	1,395
Restructuring charge—Accretion	1	—	1
Payments	(64)	(680)	(744)
Accrued expenses, September 30, 2006	62	1,202	1,264
Restructuring charge	(38)	807	769
Restructuring charge—Accretion	1	—	1
Payments	22	(603)	(581)
Accrued expenses, December 31, 2006	$47	$1,406	$1,453
Expected final payment date	May 2007	June 2007

(b)   Restructuring charges originally arising in Q4 FY04

During fiscal 2004, the Company recorded $15.2 million in net restructuring charges. Of this amount, $23.5 million is associated with a June 2004 restructuring plan, which is offset by $8.3 million in adjustments to prior restructuring accruals and deferred rent balances.

In June 2004, the Company initiated a plan to reduce its operating expenses in order to better align its operating cost structure with the current economic environment and to improve operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During the year ended June 30, 2005, the Company recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan, that are recognized in the period in which the affected employees were notified or the Company ceased use of the affected facilities. In addition, the Company recorded $0.4 million in restructuring charges related to the accretion of the discounted restructuring accrual and a $0.8 million decrease to the accrual related to changes in estimates of severance benefits and sublease terms. During the year ended June 30, 2006, the Company recorded a $0.7 million increase to the accrual primarily due to a change in the estimate of future operating costs and sublease assumptions associated with the facilities.

As of December 31, 2006, there was $5.8 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the six months ended December 31, 2006, the following activity was recorded (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities and Contract Exit Costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2006	$6,855	$192	$7,047
Change in estimate—Revised assumptions	21	—	21
Restructuring charge—Accretion	65	—	65
Payments	(583)	(79)	(662)
Accrued expenses, September 30, 2006	6,358	113	6,471
Change in estimate—Revised assumptions	(209)	5	(204)
Restructuring charge—Accretion	87	—	87
Payments	(588)	—	(588)
Accrued expenses, December 31, 2006	$5,648	$118	$5,766
Expected final payment date	September 2012	June 2007

(c)   Restructuring charges originally arising in Q2 FY03

In October 2002, management initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.7 million. During fiscal 2004, the Company recorded a $4.9 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance benefit obligations. During fiscal 2005 and fiscal 2006, the Company recorded $7.0 million and $1.0 million increases, respectively, to the accrual primarily due to a change in the estimate of the facility vacancy term, extending to the term of the lease.

As of December 31, 2006, there was $9.0 million remaining in accrued expenses relating to the remaining lease payments. During the six months ended December 31, 2006, the following activity was recorded (in thousands):

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2006	$9,966
Change in estimate—Revised assumptions	(38)
Payments	(387)
Accrued expenses, September 30, 2006	9,541
Change in estimate—Revised assumptions	(57)
Payments	(467)
Accrued expenses, December 31, 2006	$9,017
Expected final payment date	September 2012

8.                 Commitments and Contingencies

Securities and Exchange Commission Action and U.S. Attorney’s Office Criminal Complaint

In January 2007, the Securities and Exchange Commission (“SEC”) filed a civil enforcement action in Massachusetts federal district court alleging securities fraud and other violations against three former officers of the Company, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in the Company’s original financial statements, the accounting for which was restated in March 2005 following a self-initiated investigation by the audit committee of the Board of Directors. Those former officers and the Company had previously received Wells Notices of possible enforcement proceedings by the SEC. On the same day the SEC complaint was filed, the United States Attorney for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of those transactions. The Company through its audit committee fully investigated the matter in 2004 and 2005, provided information to the United States Attorney and the SEC, and thereafter fully cooperated with them. The SEC enforcement action and the U.S. Attorney’s criminal action are not against the Company or any of its current officers or directors. The Company is unable to state whether any enforcement or other action will be commenced against the Company, and cannot give any assurance in that regard. The Company continues to cooperate with the SEC and the United States Attorney.

Class Action and Opt Out Suits

In March 2006, the Company settled class action litigation, including related derivative claims, arising out of the restated financial statements that include the periods referenced in the SEC complaint and the criminal complaint. See Order and Final Judgment, In re Aspen Technology, Inc. Securities Litigation, Civil Action No. 04-12375 (D. Mass. Mar. 6, 2006) (the “Class Action”). Members of the Class who opted out of the settlement (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the Class Action period) may bring their own individual actions (“Opt Out Claims”). To date, Opt Out Claims have been filed, including claims of securities and common law fraud, breach of contract, statutory treble damages, deceptive practices, and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in the restated financial statements referenced in the Class Action. If not dismissed or settled on terms acceptable to the Company, the Company plans to defend the Opt Out Claims vigorously.

On September 6, 2006, the Company announced that, in connection with the preparation of financial statements for the fiscal year ended June 30, 2006, a subcommittee of independent directors reviewed its accounting treatment for stock option grants for prior years. Following that announcement, the Company and certain of its officers and directors were named defendants in a purported federal securities class action lawsuit filed in Massachusetts federal district court, alleging violations of the Securities Exchange Act and claiming material misstatements concerning its financial condition and results. On September 26, 2006, in response to the Company’s motion to dismiss the complaint, the parties stipulated to voluntary dismissal of the plaintiff’s claims with prejudice without any payment by or on behalf of the Company.

Derivative Suits

In December 2004, a derivative action lawsuit was filed in Massachusetts federal district court as a related action to the first filed of the putative class actions subsequently consolidated into the Class Action (described above), captioned Caviness v. Evans, et al., Civil Action No. 04-12524 (D. Mass.) (the “Derivative Action”). The complaint, as subsequently amended, alleged, among other things, that the former and current director and officer defendants caused the Company to issue false and misleading financial statements, and brought derivative claims for the following:  breach of fiduciary duty for insider trading; breach of fiduciary duty; abuse of control; gross mismanagement; waste of corporate assets; and unjust enrichment. In August 2005, the Court granted defendants’ motion to dismiss the Derivative Action for failure of the plaintiff to make a pre-suit demand on the Company’s board of directors to take the actions referenced in the Derivative Action complaint, and the Derivative Action was dismissed with prejudice.

In April 2005, the Company received a letter on behalf of another shareholder, demanding that the board of directors of the Company take actions substantially similar to those referenced in the Derivative Action. In February 2006, the Company received a letter on behalf of the purported shareholder plaintiff in the Derivative Action, demanding that the Company take actions referenced in the Derivative Action complaint. The board of directors responded to both of the foregoing letters that the board has taken the letters under advisement pending further regulatory investigation developments, which the board continues to monitor and with which the Company continues to cooperate. In its responses, the board also requested confirmation of each person’s status as a stockholder of the Company, and, with respect to the most recent letter, also referred the purported stockholder to the March 2006 settlement in the Class Action.

On September 27, 2006, a derivative action lawsuit was filed in Massachusetts Superior Court captioned Rapine v. McCardle, et al., Civil Action No. 06-3455. The complaint alleged, among other things, that the former and current director and officer defendants “authorized, modified, or failed to halt back-dating of options in dereliction of their fiduciary duties to the Company as directors and officers.”  On October 16, 2006, defendants removed the action to Massachusetts federal district court and moved to dismiss the complaint. On October 30, 2006, the purported shareholder plaintiff filed an Amended Complaint, asserting derivative claims for the following:  breach of fiduciary duty; unjust enrichment; insider trading; violation of Sections 10(b), 14 and 20(a) of the Securities and Exchange Act of 1934; and corporate waste. On November 10, 2006, defendants moved to dismiss the Amended Complaint, for, among other things, failing to make a demand on the board of directors. The court has not ruled on the motion to dismiss. The Company cannot estimate the ultimate outcome of the case at this preliminary stage.

On February 23, 2007 a complaint was filed in the United States District Court for the District of Massachusetts, captioned Risberg v. McArdle et al., 07-CV-10354. The plaintiff purports to bring a derivative action on behalf of the Company against several former and current directors and officers of the Company, alleging that the defendants authorized, were aware of, or received allegedly “backdated” stock options. The Complaint asserts claims for breach of fiduciary duty; unjust enrichment; violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act of 1934; corporate waste; and breach of contract. The Company’s Board of Directors intends to review the allegations and respond appropriately. The Company cannot estimate the ultimate outcome of this case at this preliminary stage.

Other

The Company currently is defending claims that certain of its software products and implementation services have failed to meet customer expectations. These claims amount to more than $10 million in the aggregate. The Company believes these claims to be without merit, and is defending the claims vigorously. Furthermore, from time to time the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business.

The Company currently is unable to determine whether resolution of any of the above matters will have a material adverse impact on the Company’s financial position or results of operations, or in many cases reasonably estimate the amount of the loss, if any, that may result from resolution of these matters. However, the ultimate outcome could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

In connection with the audit committee’s review of the Company’s accounting treatment of all stock option grants since the Company’s initial public offering in fiscal 1995 through fiscal year 2006, the Company recorded estimated payroll withholding tax charges of $1.9 million and an estimated liability of $1.0 million to assist affected employees who are subject to an excise tax on the value of the options in the year in which they vest, for a total estimated liability of $2.9 million recorded in June 2006. The Company adjusted these liabilities to $2.3 million as of December 31, 2006 as a result of changes in estimates of the total expected costs to be incurred.

The Company maintains strategic alliance relationships with third parties, including resellers, agents and systems integrators (collectively "Agents" or “Agent”) that market, sell and/or integrate the Company's products and services. The cessation or termination of certain relationships, by the Company or an Agent, may subject the Company to material liability and/or expense.  This material liability and/or expense includes potential payments due upon the termination or cessation of the relationship by the Company or an Agent, costs related to the establishment of a direct sales presence or development of a new Agent in the territory.

No such events of termination or cessation have occurred. The Company is not able to reasonably estimate the amount of any such liability and/or expense if such event were to occur, given the range of factors that could affect the ultimate determination of the liability. Actual payments could be in the range of zero to twenty million dollars. If the Company reacquires the territorial rights for an applicable sales territory and establishes a direct sales presence, future commissions otherwise payable to an Agent for existing customer maintenance contracts and other intangible assets may be assumed from the Agent. If any of the foregoing were to occur, the Company may be subject to litigation and liability such that its operating results, cash flows and financial condition could be materially and adversely affected

9.                 Preferred Stock Financing

In August 2003, the Company issued and sold 300,300 shares of Series D-1 convertible preferred stock (Series D-1 Preferred), along with warrants to purchase up to 6,006,006 shares of common stock at a price of $3.33 per share, in a private placement to several investment partnerships managed by Advent International Corporation for an aggregate purchase price of $100.0 million and incurred issuance costs of $10.7 million. Concurrently, the Company paid cash of $30.0 million and issued 63,064 shares of Series D-2 convertible preferred stock (Series D-2 Preferred), along with warrants to purchase up to 1,261,280 shares of common stock at a price of $3.33 per share, to repurchase all of the Company’s outstanding Series B-I and B-II convertible preferred stock. In addition, the Company exchanged existing warrants to purchase 791,044 shares of common stock at an exercise price ranging from $20.64 to $23.99 held by the Series B Preferred holders, for new warrants to purchase 791,044 shares of common stock at an exercise price of $4.08.

In May 2006, holders of the Series D-1 Preferred converted 30,000 shares into 3,000,000 shares of common stock and in December 2006 converted their remaining 270,030 shares into 27,030,000 shares of common stock. In December 2006, the Company announced that it would redeem any shares of its Series D-2 Preferred that were not converted by their holders into common shares by January 30, 2007. In January 2007 the remaining 63,064 shares of Series D-2 Preferred were converted by their holder into 6,306,400 shares of common stock. The terms of the Series D-1 and D-2 Preferred required settlement of all accrued and unpaid dividends upon conversion of these shares into common stock and dividend accrual would cease upon such conversion. Accordingly, the Company paid $27.4 million in cash in December 2006 to the holders of the Series D-1 Preferred, and in January 2007 paid $6.6 million in cash in January 2007 to the holders of the Series D-2 Preferred for dividends accumulated subsequent to the conversion of the respective tranches of securities.

As a result of the conversion of the Series D-1 Preferred and the related dividend payment in the three months ended December 31, 2006, the stated value of the Series D-1 Preferred was reduced from $129.2 million to $25.2 million, common stock outstanding was increased by $2.7 million and additional paid-in-capital was increased by $77.3 million.

In July 2006, 6,006,006 warrants were exercised in a cashless exercise, resulting in the issuance of 4,369,336 shares of the Company’s common stock. From January to March 13, 2007, 791,044 warrants were exercised in cashless exercises, resulting in the issuance of 496.840 shares of the Company’s common stock.

Registration Rights—In May 2006, the Company received a demand letter from the Series D-1 Preferred holders, in accordance with the terms of their investor rights agreement with us, requesting registration of all of the shares of common stock issued or issuable upon the conversion of Series D-1 Preferred and the exercise of their warrants in connection with an underwritten public offering per the terms defined in the investor rights agreement. The Company is required to register the underlying shares at its expense. As of December 31, 2006, the total number of outstanding shares of common stock that would be included by this registration demand letter is 31,499,336.

In the accompanying consolidated condensed statements of operations, the accretion of preferred stock discount and dividends consist of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Accrual of dividends on Series D preferred stock	$(2,575)	$(2,864)	$(5,387)	$(5,672)
Accretion of discount on Series D preferred stock	(833)	(979)	(1,757)	(1,949)
Total	$(3,408)	$(3,843)	$(7,144)	$(7,621)

10.          Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

The Company is organized by line of business. The Company has three major lines of business operating segments: license, consulting services and maintenance and training. The Company also evaluates certain subsets of business segments by vertical industries as well as by product categories. While the Executive Management Committee evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources.

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

	License	Consulting Services	Maintenance and Training	Total
Three Months Ended December 31, 2006—
Revenues from external customers	$60,866	$15,630	$19,919	$96,415
Controllable expenses	14,949	12,277	4,452	31,678
Controllable margin(1)	$45,917	$3,353	$15,467	$64,737
Three Months Ended December 31, 2005—
Revenues from external customers	$41,870	$15,645	$19,106	$76,621
Controllable expenses	16,913	11,637	3,623	32,173
Controllable margin(1)	$24,957	$4,008	$15,483	$44,448
Six Months Ended December 31, 2006—
Revenues from external customers	$88,942	$32,174	$39,621	$160,737
Controllable expenses	27,575	23,044	8,236	58,855
Controllable margin(1)	$61,367	$9,130	$31,385	$101,882
Six Months Ended December 30, 2005—
Revenues from external customers	$65,907	$32,591	$37,957	$136,455
Controllable expenses	31,840	22,910	7,064	61,814
Controllable margin(1)	$34,067	$9,681	$30,893	$74,641

(1)          The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, research and development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Total controllable margin for reportable segments	$64,737	$44,448	$101,882	$74,641
Expenses not included above:
Selling and marketing	(19,099)	(17,191)	(36,728)	(32,526)
General and administrative and overhead	(19,642)	(17,656)	(37,152)	(35,414)
Restructuring charges	(589)	(995)	(2,035)	(3,194)
Gain/(loss) on sales of assets	194	(316)	(5,575)	(377)
Interest and other income and expense, net	5,463	1,565	6,136	(916)
Income before provision for income taxes	$31,064	$9,855	$26,528	$2,214

11.          Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions,” an Interpretation of FAS 109 (FIN 48), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not” based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. The Company expects to adopt FIN 48 as of July 1, 2007, and any change in net assets as a result of applying FIN 48 will be recognized as an adjustment to retained earnings on that date. The Company is in the process of evaluating its uncertain tax positions in accordance with FIN 48 and has not determined the effect that application of FIN 48 will have on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect, if any, that the application of SFAS No. 157 will have on its consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect, if any, that the application of SFAS No. 159 will have on its consolidated financial statements.

12.          Restatement of Condensed Consolidated Financial Statements

In connection with the preparation of the consolidated financial statements for the fiscal year ended June 30, 2006, a subcommittee of independent members of the board of directors reviewed the Company’s accounting treatment for all stock options granted since the Company completed its initial public offering in fiscal 1995. Based upon the subcommittee’s review, the Audit Committee of the Company’s Board of Directors and Company management determined that certain option grants during fiscal years 1995 through 2004 were accounted for improperly, and concluded that stock-based compensation associated with certain grants was misstated in fiscal years 1995 through 2005, and in the nine months ended March 31, 2006. The subcommittee identified errors related to the determination of the measurement dates for grants of options allocated among a pool of employees when the specific number of options to be awarded to specific employees had not been finalized, and other measurement date errors. As a result of the errors in determining measurement dates, the Company also recorded payroll withholding tax-related adjustments for certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations. These options were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the actual grant date, and, as a result do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to non-qualified status results in additional withholding taxes on exercise of those options. The Company recorded estimated payroll withholding tax charges of $0.5 million, $0.2 million, and $1.2 million for the years ended June 30, 2004, 2005, and 2006, respectively, in connection with the disqualification of such ISO tax treatment. The stock-based compensation charges, including the aforementioned withholding tax adjustments, increased the net loss by $0.1 million and $0.3 million for the three and six months ended December 31, 2005, respectively, relative to amounts previously reported for those periods.

In addition, as a result of the errors in determining measurement dates, certain options were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the actual grant date. Discounted options vesting subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which they vest. Management has implemented a plan to assist affected employees for the amount of this tax, and to adjust the terms of the original option grant to cure potential non-qualified deferred compensation related to these option grants. The Company recorded an estimated liability of approximately $1.0 million in June 2006 in connection with this contingency.

In the course of preparing the condensed consolidated financial statements for the three months ended September 30, 2006, the Company identified errors in the accounting for stock-based compensation and certain revenue transactions in the fiscal year ended June 30, 2006. The stock-based compensation error was due to a calculation error associated with forfeiture rates upon the adoption of SFAS No. 123(R), as of July 1, 2005. The effect of correcting this error increased the net loss by $0.4 million and reduced net income by $0.7 million during the three and six months ended December 31, 2005, relative to amounts previously reported for those periods.

The restatement of the condensed consolidated financial statements for the three and six months ended December 31, 2005 also included adjustments for other errors identified after the periods had originally been reported. These errors primarily related to the timing of revenue recognition, interest income, and the calculation of foreign currency gains and losses. The effect of correcting these errors increased net income by $0.1 million during both the three and six months ended December 31, 2005 relative to amounts previously reported for those periods.

Subsequent to the issuance of restated consolidated financial statements for the year ended June 30, 2006, and in the course of preparing the condensed consolidated financial statements for the three and six months ended December 31, 2006, the Company identified errors in the accounting for foreign currency denominated transactions in the three and six months ended December 31, 2005. The Company incorrectly accounted for transaction gains and losses on intercompany balances denominated in currencies other than the functional currency as if such balances were of a long term investment nature and included the impact as a component of accumulated other comprehensive income (loss) rather than earnings. These transaction gains and losses should have been included in earnings as the conditions for accounting for these intercompany balances as a long term investment were not met. In addition, the Company identified errors in the recording of purchase accounting entries in other than the functional currency of the acquired entity. These purchase accounting adjustments should have been denominated in the currency of the applicable subsidiary and translated to United States Dollars and were incorrectly recorded as United States Dollar denominated net assets in the consolidated financial statements. Accordingly, foreign currency translation of the amortization of intangible assets was not recorded. The tax effect of correcting all of the above errors has been also been recorded.

In order to correct these errors, the Company has restated its condensed consolidated financial statements for the three and six months ended December 31, 2005, in order to reflect (a) foreign currency transaction losses of $0.2 million and $3.3 million, respectively, (b) additional amortization of technology related intangible assets of $0.4 million and $0.7 million, respectively, (c) income tax provision decreases of  $0.1 million and $1.0 million, respectively, and (d) additional facility lease costs of less than $0.1 million in each period.

Impact of the Financial Statement Adjustments on the Condensed Consolidated Statement of Operations

The following tables present the impact of the financial statement adjustments on the Company’s previously reported condensed consolidated statement of operations for the three and six months ended December 31, 2005 (in thousands, except per share data).

Condensed Consolidated Statement of Operations

	Three Months ended December 31, 2005
	As Previously Reported	Restatement Adjustments	As Restated
Software licenses	$41,690	$180	$41,870
Service and other	34,701	50	34,751
Total revenues	76,391	230	76,621
Cost of software licenses	4,244	—	4,244
Cost of service and other	17,859	103	17,962
Amortization of technology related intangible assets	1,773	355	2,128
Total cost of revenues	23,876	458	24,334
Gross profit	52,515	(228)	52,287
Operating costs:
Selling and marketing	20,624	135	20,759
Research and development	11,771	55	11,826
General and administrative	9,884	217	10,101
Restructuring charges	995	—	995
Loss on sales and disposals of assets	316	—	316
Total operating costs	43,590	407	43,997
Income (loss) from operations	8,925	(635)	8,290
Interest income, net	244	510	754
Foreign currency exchange gain (loss)	1,055	(244)	811
Income before provision for income taxes	10,224	(369)	9,855
Provision for income taxes	(2,080)	69	(2,011)
Net income	8,144	(300)	7,844
Accretion of preferred stock discount and dividend	(3,843)	—	(3,843)
Income applicable to common shareholders	$4,301	$(300)	$4,001
Basic income per share applicable to common shareholders	$0.10	$(0.01)	$0.09
Basic weighted average shares outstanding	43,743	—	43,743
Diluted income per share applicable to common shareholders	$0.08	$(0.00)	$0.08
Diluted weighted average shares outstanding	52,765	—	52,765

	Six Months ended December 31, 2005
	As Previously Reported	Restatement Adjustments	As Restated
Software licenses	$66,007	$(100)	$65,907
Service and other	70,437	111	70,548
Total revenues	136,444	11	136,455
Cost of software licenses	8,026	93	8,119
Cost of service and other	35,103	202	35,305
Amortization of technology related intangible assets	3,555	679	4,234
Total cost of revenues	46,684	974	47,658
Gross profit	89,760	(963)	88,797
Operating costs:
Selling and marketing	39,271	246	39,517
Research and development	21,905	104	22,009
General and administrative	20,069	501	20,570
Restructuring charges	3,194	—	3,194
Loss on sales and disposals of assets	377	—	377
Total operating costs	84,816	851	85,667
Income (loss) from operations	4,944	(1,814)	3,130
Interest income, net	395	1,175	1,570
Foreign currency exchange gain (loss)	392	(2,878)	(2,486)
Income before provision for income taxes	5,731	(3,517)	2,214
Provision for income taxes	(2,720)	1,018	(1,702)
Net income	3,011	(2,499)	512
Accretion of preferred stock discount and dividend	(7,621)	—	(7,621)
Income applicable to common shareholders	$(4,610)	$(2,499)	$(7,109)
Basic income per share applicable to common shareholders	$(0.11)	$(0.05)	$(0.16)
Basic weighted average shares outstanding	43,491	—	43,491
Diluted income per share applicable to common shareholders	$(0.11)	$(0.05)	$(0.16)
Diluted weighted average shares outstanding	43,491	—	43,491

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

The following discussion gives effect to the restatement discussed in Note 12 to the condensed consolidated financial statements included in this Form 10-Q. Our fiscal year ends on June 30, and references in this Form 10-Q to a specific fiscal year are the twelve months ended June 30 of such year (for example, “fiscal 2007” refers to the year ending June 30, 2007).

Overview

We are a leading supplier of integrated software and services to the process industries, which consist of oil and gas, petroleum, chemicals, pharmaceuticals and other industries that manufacture and produce products from a chemical process. We provide a comprehensive, integrated suite of software applications that utilize proprietary empirical models of chemical manufacturing and supply chain processes to improve plant and process design, economic evaluation, production planning and scheduling, and operational performance, and an array of services designed to optimize the utilization of these products by our customers.

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

Revenue Recognition—Software Licenses

We recognize software license revenue in accordance with AICPA Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4 and SOP No. 98-9, as well as the various interpretations and clarifications of those statements. When we provide professional services considered not essential to the functionality of the software, and for which Vendor Specific Objective Evidence, or VSOE, of fair value has been established, we recognize revenue for the delivered software when the basic criteria of SOP No. 97-2 are met. VSOE has been established for software maintenance services, training and professional services rates. When we provide professional services considered essential to the functionality of the software, we recognize revenue when the basic criteria of SOP No. 97-2 are met and when the services have been completed. When we provide professional services which involve significant production, modification or customization of the licensed software, we recognize such revenue and any related software licenses in accordance with SOP No. 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts.” These statements require that four basic criteria must be satisfied before software license revenue can be recognized:

•       Persuasive evidence of an arrangement between us and a third party exists;

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we conducted our annual assessment on December 31, 2006 of the carrying value of our goodwill assets, which is based on either estimates of future income from the reporting units or estimates of the market value of the units, based on comparable recent transactions. The assessment indicated that there was no impairment of the carrying value of our goodwill assets. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Historically, actual results have occasionally differed from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates. In addition, the relevancy of recent transactions used to establish market value for our reporting units is based on management’s judgment.

The timing and size of any future impairment charges involves the application of management’s judgment and estimates and could result in the impairment of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $42.5 million as of December 31, 2006.

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

Accounting for Restructuring Accruals

We follow SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In accounting for these obligations, we are required to make assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. We base our estimates and assumptions on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the balance sheet.

Accounting for Stock-Based Compensation

We adopted SFAS No. 123(R), “Share-Based Payment,” effective July 1, 2005. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. SFAS No. 123(R) requires significant judgment and the use of estimates, particularly for assumptions such as stock price volatility and expected option lives to value stock-based compensation in net income. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could fluctuate significantly.

Results of Operations

The following table sets forth the percentages of total revenues represented by certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Software licenses	63.1%	54.6%	55.3%	48.3%
Service and other	36.9	45.4	44.7	51.7
Total revenues	100.0	100.0	100.0	100.0
Cost of software licenses	3.8	5.5	4.3	6.0
Cost of service and other	19.4	23.5	22.4	25.8
Amortization of technology related intangible assets	1.7	2.8	2.2	3.1
Total Cost of Revenues	24.9	31.8	28.9	34.9
Gross Profit	75.1	68.2	71.1	65.1
Operating costs:
Selling and marketing	22.9	27.1	27.0	29.0
Research and development	11.1	15.4	12.0	16.1
General and administrative	14.1	13.2	14.7	15.1
Restructuring charges	0.6	1.3	1.2	2.3
(Gain) loss on sale of assets	(0.2)	0.4	3.5	0.3
Total operating costs	48.5	57.4	58.4	62.8
Income from operations	26.6	10.8	12.7	2.3
Interest income	3.1	1.3	2.6	1.4
Interest expense	(0.1)	(0.2)	(0.4)	(0.3)
Foreign currency exchange gain (loss)	2.7	1.1	1.6	(1.8)
Income before provision for income taxes	32.3%	12.9%	16.5%	1.6%

Comparison of the Three and Six Months Ended December 31, 2006 and 2005

Total Revenues

Revenues are derived from sales of software licenses, consulting, and maintenance and training services. Total revenues for the three months ended December 31, 2006 increased 25.8% to $96.4 million from $76.6 million in the three months ended December 31, 2005. Total revenues for the six months ended December 31, 2006 increased 17.8% to $160.7 million from $136.5 million in the six months ended December 31, 2005. Total revenues from customers outside the United States were $46.2 million and $82.0 million, or 47.9% and 51.0% of total revenues for the three and six months ended December 31, 2006, respectively, as compared to $42.7 million and $78.3 million, or 55.7% and 57.4% of total revenues, for the three and six months ended December 31, 2005, respectively. The geographical mix of revenues can vary from period to period.

Software License Revenues

Software license revenues represented 63.1% of total revenues for the three months ended December 31, 2006 compared to 54.6% for the three months ended December 31, 2005. Revenues from software licenses in the three months ended December 31, 2006 increased 45.4% to $60.9 million from $41.9 million in the three months ended December 30, 2005. The increase in software license revenues is attributable to software license renewals from existing users, the expansion of existing customer relationships through licenses for additional users, licenses of additional software products, and, to a lesser extent, to new customers. Our license revenues can vary significantly from period to period due to the timing of completion of the sale of large license contracts.

Software license revenues represented 55.3% of total revenues for the six months ended December 31, 2006 compared to 48.3% for the six months ended December 31, 2005. Revenues from software licenses in the six months ended December 31, 2006 increased 35.0% to $88.9 million from $65.9 million in the six months ended December 31, 2005, primarily as a result of increases in license revenues for the quarter ended December 31, 2006.

The increase in license revenues for the three and six month periods primarily reflected strength in our energy, chemicals and engineering and construction end-markets.

Service and Other Revenues

Revenues from service and other consist of consulting services, maintenance on software licenses and training. Revenues from service and other for the three and six months ended December 31, 2006 were relatively unchanged at $35.5 million compared to $34.8 million for the three months ended December 31, 2005, and at $71.8 million for the six months ended December 31, 2006 compared to $70.5 million for the six months ended December 31, 2005.

Cost of Software Licenses

Cost of software licenses consists primarily of royalties and amortization of previously capitalized software development costs. Cost of software licenses for the three months ended December 31, 2006 declined 12.6% to $3.7 million from $4.2 million for the three months ended December 31, 2005. Cost of software licenses for the six months ended December 31, 2006 declined 15.5% to $6.9 million from $8.1 million for the six months ended December 31, 2005. Cost of software licenses as a percentage of revenues from software licenses was 6.1% and 7.7% for the three and six months ended December 31, 2006 respectively, as compared to 10.1% and 12.3% for the three and six months ended December 31, 2005, respectively. The cost reduction is primarily due to a $0.5 million and $1.1 million decline in royalty expense for the three and six months ended December 31, 2006, respectively, associated with the termination of a long-term fixed royalty contract in June 2006.

Cost of Service and Other

Cost of service and other consists of the cost of consulting services, and the cost of maintenance and training services, each of which is principally comprised of compensation and related expenses for personnel delivering the related services. Cost of service and other for the three months ended December 31, 2006 increased 3.6% to $18.6 million from $18.0 million for the three months ended December 30, 2005. Cost of service and other for the six months ended December 31, 2006 increased 2.2% to $36.1 million from $35.3 million for the six months ended December 31, 2005. Cost of service and other as a percentage of revenues from service and other was 52.4% and 50.3% in the three and six months ended December 31, 2006, respectively, as compared to 51.7% and 50.0% for the three and six months ended December 31, 2005, respectively.

The $0.6 million increase in cost of service expense for the three months ended December 31, 2006 was primarily caused by the classification as service expense of $0.9 million increase in payroll and stock-based compensation costs from our engineers working on a specific customer application project, partially offset by a $0.3 million decrease in compensation costs for service personnel. The $0.8 million increase in cost of service expense for the six months ended December 31, 2006 was primarily caused by a $1.4 million increase in payroll and stock-based compensation costs from our engineers working on a customer application project, partially offset by a $0.4 million decline in rent and facilities expense.

Amortization of Technology Related Intangible Assets

Amortization of technology related intangible assets was $1.7 million and $3.6 million for the three and six months ended December 31, 2006, respectively, as compared to $2.1 million and $4.2 million for the three and six months ended December 31, 2005, respectively. The expense decline in the three and six months ended December 31, 2006 was the result of certain intangible assets becoming fully amortized in a prior period.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation and related expenses for personnel, external consultants, advertising costs and sales conferences. Selling and marketing expenses for the three months ended December 31, 2006 increased 6.5% to $22.1 million from $20.8 million for the three months ended December 31, 2005, primarily due to a $1.2 million increase in payroll and stock-based compensation costs and a $0.3 million increase in other marketing expenses. Selling and marketing expenses declined as a percentage of total revenues to 22.9% from 27.1%.

Selling and marketing expenses for the six months ended December 31, 2006 increased 9.6% to $43.3 million from $39.5 million for the six months ended December 31, 2005, primarily due to a $1.8 million increase in payroll and stock-based compensation costs, $1.2 million in sales conference costs, $0.3 million in consulting costs and $0.2 million in recruiting expenses. Selling and marketing expenses declined as a percentage of total revenues to 27.0% from 29.0%.

Research and Development Expenses

Research and development expenses consist primarily of compensation and related expenses for personnel and outside consultancy costs required to conduct our product development efforts, net of amounts qualifying for capitalization of software development costs. Research and development expenses for the three months ended December 31, 2006 decreased 9.3% to $10.7 million from $11.8 million for the three months ended December 31, 2005, and declined as a percentage of total revenues to 11.1% from 15.4%. The decrease was primarily attributable to the classification of $0.9 million of personnel costs as service expense for a specific customer application project. Rent and facility expenses declined $0.6 million and offset a $0.6 million decrease in capitalized software development costs relative to the same quarter in the prior year.

Research and development expenses for the six months ended December 31, 2006 declined 12.7% to $19.2 million from $22.0 million for the six months ended December 31, 2005 and declined as a percentage of total revenue from 16.1% to 12.0%. The decrease was primarily attributable to the classification of $1.4 million of personnel costs as service expense for engineers working on a specific customer application project and reductions of $0.8 million in rent and $0.4 million in depreciation expense from the consolidation of facilities.

We capitalized software development costs that amounted to 2.7% and 13.7%, respectively, of our total engineering costs during the three and six months ended December 31, 2006, as compared to 7.3% and 12.1% during the three and six months ended December 31, 2005, respectively. These percentages may vary from period to period, depending upon the stage of development for the various projects in a given period.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related expenses for administrative, executive, financial and legal personnel, outside professional fees and bad debt expense. General and administrative expenses for the three months ended December 31, 2006 increased 34.5% to $13.6 million from $10.1 million for the three months ended December 31, 2005. The increase in costs is primarily due to increases of $1.4 million in payroll and stock-based compensation costs, $2.3 million in legal fees and audit fees and $0.9 million in consulting fees, partially offset by a $0.9 million reduction in bad debt expense.

General and administrative expenses for the six months ended December 31, 2006 increased 15.0% to $23.7 million from $20.6 million for the six months ended December 31, 2005. The increase is primarily due to increases of $1.3 million in payroll and stock-based compensation costs, $2.3 million in legal and audit fees and $0.5 million in consulting fees, partially offset by a $1.1 million reduction in bad debt expense.

Restructuring Charges

During the three and six months ended December 31, 2006, we recorded $0.6 million and $2.0 million in restructuring charges primarily for severance and relocation expenses as part of the 2005 restructuring plan in the period in which the employees were notified or the relocation occurred.

Loss on sale of assets

Loss on the sale of assets is the result of sales of our accounts and installments receivable and was $5.6 million during the six months ended December 31, 2006 as compared to $0.4 million during the six months ended December 31, 2005. This increase is primarily due to the loss of $5.7 million on the securitization of installments receivable in September 2006.

Interest Income

Interest income is generated from investment of cash and equivalents in interest bearing accounts, from interest earned from installment contracts on software license sales and from accretion of interest earned on the retained interest in securitized receivables. Under our installment contracts, we offer a customer the option to make annual payments for its term licenses or to pay in full at the beginning of the license term. Included in the annual payment option is an implicit interest rate established at the time of the license. Interest income in future periods may vary due to changes in customers electing this payment option, market interest rates and the proportion of installment contracts that we elect to retain ownership.

Interest income for the three and six months ended December 31, 2006 increased 207% and 109%, respectively, to $2.9 million and $4.2 million from $1.0 million and $2.0 million for the three and six months ended December 31, 2005. This increase primarily is due to higher interest rates received, increased accretion of our retained interest in sold receivables resulting from the transaction with Key Bank in September 2006 and higher average balances in our money market funds.

Interest Expense

Interest expense is generated from notes payable and from late customer collections on sold installment receivables where we pay a late fee to the bank. Interest expense was $0.1 million and $0.6 million for the three and six months ended December 31, 2006 and $0.2 million and $0.4 million for the three and six months ended December 31, 2005.

Foreign currency exchange gain (loss)

Foreign currency exchange gains and losses are primarily incurred as a result of the revaluation of intercompany accounts denominated in foreign currencies and reflect movement in period end exchange rates. The revaluation adjustments are primarily unrealized gains and losses as the related intercompany balances typically have not settled in cash. In the three and six months ended December 31, 2006, we recorded a gain of $2.6 million, compared to a gain of $0.8 million and a loss of $2.5 million in the three and six months ended December 31, 2005.

Provision for Income Taxes

The provision for income taxes recorded during the three and six months ended December 31, 2006 and December 31, 2005 primarily relates to income taxes incurred in foreign jurisdictions and foreign withholding taxes imposed on license fees paid to us from sources outside the United States. The provision also includes a component for state income taxes. We do not record a net Federal income tax provision on our domestic earnings since we are able to reduce those earnings by net operating loss (NOL) carryforwards that expire at various dates from 2007 through 2025. These NOL carryforwards are offset by a valuation allowance, and as a result, use of an NOL generally results in an income statemenet benefit to offset any federal provisions. NOL’s carried forward into future periods continue to have an offsetting valuation allowance, the need for which is reassessed each reporting period. We have determined that we underwent an ownership change (as defined under section 382 of the Internal Revenue Code of 1986, as amended) during the year ended June 30, 2004. As such, the recognition of our federal NOLs and tax credits may be limited. Moreover, an ownership change might also have occurred under the laws of certain states and foreign jurisdictions in which we have generated NOLs and tax credits. Accordingly, it is possible that these NOLs and tax credits could also be limited under rules similar to those of section 382.

Liquidity and Capital Resources

Resources

Historically, we have financed our operations principally through cash generated from operating activities, public and private offerings of securities, sales of installment contracts and borrowings under bank credit facilities. As of December 31, 2006, we had cash and cash equivalents totaling $92.5 million. We believe our current cash and cash equivalents, cash available from sales of installment contracts, cash flow from operations and cash available under bank credit arrangements will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties, including those further described in “Item 1A, Risk Factors.” In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

Operating Cash Flow

During the six months ended December 31, 2006, operating activities provided $36.0 million of cash primarily as a result of net income of $23.2 million, non-cash expenses of $14.9 million for depreciation, amortization and stock-based compensation, $5.7 million for a non-cash loss on securitization of installments receivable and $19.4 million of cash proceeds from the September 2006 securitization of installments receivable, partially offset by a non-cash transaction gain of $3.6 million and cash payments of accrued expenses and accounts payable and other working capital requirements totaling $23.6 million.

We historically have maintained arrangements which provide for the sale of installments receivable to financial institutions, most recently General Electric Capital Corporation, Bank of America and Silicon Valley Bank. During the six months ended December 31, 2006 and 2005, we sold $46.7 million and

$35.2 million of installments receivable under these arrangements, respectively. As of December 31, 2006, there was in excess of $70 million available under the arrangements. The availability under these arrangements increases upon the collection of the sold receivables.

In September 2006, we entered into a $75.0 million three year revolving securitization facility and securitized certain outstanding installment software license receivables not sold in the traditional sales described above with a net carrying value of $32.1 million. The structure of the facility is such that the securitization qualifies as a sale. We received $19.4 million of cash and retained an interest in the sold receivables valued at $8.3 million. We also retained certain limited recourse obligations relative to the receivables valued at approximately $0.5 million. Overall, the transaction resulted in a loss of $5.7 million in the quarter ended September 30, 2006 and was recorded as a loss on sales and disposals of assets in the accompanying consolidated statement of operations. We estimate that we would have received approximately $5.4 million, $8.6 million and $9.0 million of cash flows from these installments receivable during fiscal years 2007, 2008 and 2009, if not for the securitization of the receivables. We classify proceeds from the sale or securitization of installment contracts or accounts receivable in operating cash flows because we consider such sales recurring operating activities.

Financing Activities

During the six months ended December 31, 2006, cash used in financing activities was $25.7 million primarily due to the payment of $27.4 million of cash for accrued dividends upon the conversion of Series D-1 Preferred into shares of common stock in December 2006, partially offset by proceeds from employee stock plans.

In January 2007 the remaining 63,064 shares of Series D-2 preferred were converted into 6,306,400 shares of common stock and we paid $6.6 million of cash for accrued dividends on the Series D-2 Preferred upon conversion.

Credit Facility

In January 2003, we executed a Loan and Security Agreement with Silicon Valley Bank. This agreement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank’s prime rate (8.25% at December 31, 2006). We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit will initially be collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of December 31, 2006, there was $8.7 million in letters of credit outstanding under the line of credit, and there was $13.6 million available for future borrowing. As of December 31, 2006, we were in compliance with the tangible net worth covenant and adjusted quick ratio covenants. The loan agreement expires in April 2007. We are currently in negotiations to either: (1) extend this line of credit with our current lender and amend the terms of the facility; or (2) obtain a facility from another lender.

Requirements

Capital Expenditures

During the six months ended December 31, 2006, cash used in investing activities was $4.2 million as a result of the purchase of $1.1 million of property and leasehold improvements and the capitalization of $3.0 million of computer software development costs. We expect to spend an additional $3 million in capital expenditures in the last six months of fiscal 2007, primarily for additional purchases of software and computer equipment. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Requirements

Our commitments as of December 31, 2006 consisted of debt and lease obligations primarily for our facilities. Other than these, there were no other commitments for capital or other expenditures. Our obligations related to these items at December 31, 2006 were as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$4,840	$7,437	$7,570	$7,406	$6,460	$14,834	$48,547
Debt obligations	266	45	—	—	—	—	311
Total commitments	$5,106	$7,482	$7,570	$7,406	$6,460	$14,834	$48,858

Dividends

As of December 31, 2006, there was $6.5 million in accumulated but undeclared dividends on the Series D Preferred which we paid in January 2007 upon their conversion to common stock.

Summary of Restructuring Accruals

During the three and six months ended December 31, 2006, we recorded $0.6 million and $2.0 million, respectively in restructuring charges primarily related to severance and relocation expenses related to office consolidations under the May 2005 restructuring plan, which are recognized in the period in which the affected employees were notified or the relocation expenses were incurred.

Restructuring charges originally arising in Q4 FY05.

In May 2005, we initiated a plan to consolidate several corporate functions and to reduce our operating expenses. The plan to reduce operating expenses primarily resulted in headcount reductions, a termination of a contract and facilities consolidations. These actions resulted in an aggregate restructuring charge of $3.8 million recorded in the fourth quarter of fiscal 2005. During the year ended June 30, 2006, we recorded an additional $1.8 million related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that are recognized in the period in which the affected employees were notified, the relocation expenses were incurred, or we ceased use of the affected facilities. During the three and six months ended December 31, 2006, we recorded an additional $0.8 million and $2.2 million, respectively, in severance and relocation expenses for employees that were notified or relocation expenses that were incurred during the period.

Under this restructuring plan, we have yet to incur charges related to the closure of certain offices and relocation of certain employees. We expect that these charges will be approximately $3.2 million and will be completed by September 2007.

As of December 31, 2006, there was $1.5 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the six months ended December 31, 2006, the following activity was recorded (in thousands):

Fiscal 2005 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2006	$99	$513	$612
Restructuring charge	26	1,369	1,395
Restructuring charge—Accretion	1	—	1
Payments	(64)	(680)	(744)
Accrued expenses, September 30, 2006	62	1,202	1,264
Restructuring charge	(38)	807	769
Restructuring charge—Accretion	1	—	1
Payments	22	(603)	(581)
Accrued expenses, December 31, 2006	$47	$1,406	$1,453
Expected final payment date	May 2007	June 2007

Restructuring charges originally arising in Q4 FY04

As of December 31, 2006, there was $5.8 million remaining in accrued expenses relating to the remaining severance obligations and lease payments for charges recorded in fiscal 2004. During the six months ended December 31, 2006, the following activity was recorded (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2006	$6,855	$192	$7,047
Change in estimate—Revised assumptions	21	—	21
Restructuring charge—Accretion	65	—	65
Payments	(583)	(79)	(662)
Accrued expenses, September 30, 2006	6,358	113	6,471
Change in estimate—Revised assumptions	(209)	5	(204)
Restructuring charge—Accretion	87	—	87
Payments	(588)	—	(588)
Accrued expenses, December 31, 2006	$5,648	$118	$5,766
Expected final payment date	September 2012	June 2007

Restructuring charges originally arising in Q2 FY03

As of December 31, 2006, there was $9.0 million remaining in accrued expenses relating to the remaining lease payments for charges recorded in fiscal 2003. During the six months ended December 31, 2006, the following activity was recorded (in thousands):

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2006	$9,966
Change in estimate—Revised assumptions	(38)
Payments	(387)
Accrued expenses, September 30, 2006	9,541
Change in estimate—Revised assumptions	(57)
Payments	(467)
Accrued expenses, December 31, 2006	$9,017
Expected final payment date	September 2012

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents Portfolio

At December 31, 2006 we held $92.5 million of cash and cash equivalents. Our cash and cash equivalents primarily consist of cash and money-market funds. We do not use derivative financial instruments in our cash equivalents portfolio. We place our cash equivalents in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy also limits the amount of credit exposure to any one issuer and the types of instruments approved for investment. We do not expect any material loss with respect to our cash and cash equivalent portfolio.

Principal (Notional) Amounts by Expected Maturity in U.S. Dollars ($, in thousands)

	Fair Value at December 31, 2006	Maturing in Fiscal 2007
Cash and Cash Equivalents	$92,549	$92,549
Weighted Average Interest Rate	1.12%	1.12%

Impact of Foreign Currency Rate Changes

During the first six months of fiscal 2007 the U.S. dollar weakened against the Euro and British pound, and strengthened against the Japanese Yen and Canadian dollar. The translation of our intercompany receivables and foreign entities assets and liabilities are recorded as unrealized transaction gains and losses in our statement operations. Foreign exchange forward contracts are only purchased to hedge certain customer accounts and installment receivable amounts denominated in a foreign currency.

Foreign Exchange Hedging

We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer installments receivables denominated in foreign currencies. The objective of these contracts is to mitigate the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $29.1 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Euro and Canadian currencies, which represented underlying customer installments receivable transactions at December 31, 2006. The underlying customer installments receivable transactions consist of assets carried on our balance sheet and assets that were transferred to our subsidiaries as part of the securitizations of installments receivable for which we have assumed the exposure associated with changes in foreign exchange rates. At each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currencies are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings. Gains and losses related to these instruments for the three and six months ended December 31, 2006 and 2005 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, operating results or cash flows resulting from the use of these instruments. There can be no assurance, however, that these strategies will be effective or that transaction losses can be limited or forecasted accurately.

The following table provides information about our forward contracts at December 31, 2006, to sell foreign currencies for U.S. dollars. All of these contracts relate to customer accounts and installments receivable. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at December 31, 2006.

Currency	Average Contract Rate	Forward Amount in U.S. Dollars	Contract Origination Date	Contract Maturity Date
		(in thousands)
Euro	1.28	$17,767	Various: Feb 06—Dec 06	Various: Jan 07—Jul 07
British Pound Sterling	1.88	4,814	Various: Mar 06—Dec 06	Various: Jan 07—Oct 07
Japanese Yen	112.68	3,818	Various: Mar 06—Dec 06	Various: Jan 07—Sep 07
Canadian Dollar	1.13	2,339	Various: Oct 05—Dec 06	Various: Jan 07—Oct 07
Swiss Franc	1.20	358	Various: May 06—Dec 06	Various: Feb 07—May 07
Total		$29,096

Item 4.         Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We previously reported five material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15 (f) under the Securities Exchange Act) as of June 30, 2006, which were described in Item 9A and Management’s Report on Internal Control Over Financial Reporting (as revised) in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2006.

In February 2007, our current management, including our chief executive officer and chief financial officer, identified an additional material weakness in internal control over the accounting for foreign currency transactions related to the consolidation of our foreign subsidiaries for the years ended June 30, 2004, 2005 and 2006. Specifically, we did not have adequate controls and procedures to ensure that (a) transaction gains and losses on intercompany balances denominated in currencies other than the functional currency were properly accounted for in earnings instead of accumulated other comprehensive income (loss) and (b) translation of all foreign denominated balances, including those generated from the application of purchase accounting, is accounted for in the functional currency of the applicable entity and translated at the appropriate current exchange rates. As a result of these identified weaknesses, material post-closing adjustments were recorded to our books and records and financial statements. These adjustments, which are reflected in our financial statements as of and for the three and six months ended December 31, 2006, caused changes in foreign exchange gains and losses, amortization of technology related intangible assets, and changes to the translation of balance sheets at the appropriate exchange rates. Such weaknesses could continue to impact the balances in all of the accounts previously mentioned.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s Report on Internal Control Over Financial Reporting (as revised) in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2006 described certain remediation initiatives designed to address the six previously reported material weaknesses. During the six months ended December 31, 2006, we continued to design enhancements to our controls and implemented a limited number of changes to our internal control environment. We have implemented or expect to implement the changes described below during our current fiscal year, and will design and implement additional changes as considered appropriate, which are intended to remediate the material weaknesses which existed as of June 30, 2006. We expect to test the effectiveness of such changes in connection with our annual testing of the effectiveness of internal controls. As a result of the six previously reported material weaknesses in our internal control over financial reporting, which were not remediated as of December 31, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

The remedial measures implemented by us to date will not in and of themselves remediate the material weaknesses, and certain of these remedial measures will require some time to be fully implemented or to take full effect. Prior to the remediation of these material weaknesses, there remains a more than remote risk that the transitional controls, described below, on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement.

During the quarter ended December 31, 2006, we made the following changes in our internal control over financial reporting to address our previously reported material weaknesses and to further strengthen our internal controls. These changes in our internal control over financial reporting have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

In order to improve controls over the periodic financial close process, we:

•       Hired a Vice President, Corporate Controller and a Revenue Controller, both with expertise in the financial close process and software revenue recognition principles and controls;

•       Improved the periodic financial close process through the use of a detailed financial close plan and enhanced the review of journal entries, account reconciliations and consolidation schedules;

•       Improved cross-functional coordination and timeliness of quote to cash processes affecting the financial close;

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

In order to improve controls in the accounts receivable function over the process to record customer invoice payments timely and accurately, we:

•       Initiated a new dual review procedure by finance management of all material balance sheet account reconciliations, including accounts receivable reconciliations, to ensure all cash receipts were timely applied to applicable accounts receivable balances and to ensure the appropriate liability as recorded in instances where the receivable had been sold to a financial institution; and

•       Enhanced our review process by finance management of credit balances in accounts receivable to ensure proper classification as a liability or as a credit to accounts receivable.

In order to improve controls over the accounting for income taxes, we:

•       Hired a Vice President of Tax with expertise in corporate tax planning and compliance, accounting for income taxes and implementing controls over the tax functions;

•       Implemented a new review process by our executive finance management of the quarterly tax accounts and calculations; and

•       Improved internal reporting of financial account balances to the tax department.

In order to improve controls over the accrual of goods and services received, we:

•       Continued the automation and training of the purchasing cycle including automated receiving, purchase order matching and enhanced reporting that will allow for accurate and timely reports of purchases which require periodic accrual; and

•       Designed and implemented a new process to review open purchase orders and subsequent payments for appropriate accounting treatment at each quarter end.

In order to improve controls over the calculation and review of forfeiture rates affecting stock-based compensation expense, we:

•       Increased the level of management review of our stock-based compensation expense calculations to ensure forfeiture rates were accurately reflected under the provisions of SFAS No. 123R; and

•       Adjusted the calculation methodology for our stock-based compensation expense to include accurate forfeiture rates under the provisions of SFAS No. 123R.

After the quarter ended December 31, 2006 and prior to the date of filing of this quarterly report on Form 10-Q, we made the following changes in our internal control over financial reporting to address our previously reported material weaknesses and to further strengthen our internal controls. These changes in our internal control over financial reporting have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

In order to improve controls over the periodic financial close process, we revised and implemented financial policies related to the review of account reconciliations and strengthened approval requirements for the review of estimates and judgments and adjustments to the general ledger.

In addition, we will continue to plan and enhance our infrastructure and related processes to strengthen our internal control over financial reporting and address our material weaknesses as follows:

In order to improve controls over the periodic financial close process and accounts receivable function, we intend to:

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

•       Continue to evaluate and assess the adequacy and expertise of the finance and accounting staff on a global basis;

•       Standardize our closing process in all locations across the company, including the consolidation of regional accounting responsibilities; and

•       Increase the frequency of review of accounts receivable sub-ledger reporting to ensure timely disposition of reconciling items, including credit balances and past due amounts.

In order to improve controls in the accounts receivable function over the process to record customer invoice payments timely and accurately, we intend to:

•       Continue our assessment of the adequacy of the financial applications and supporting processes and organizational structure deployed to service accounts receivable which have been sold.

In order to improve controls over the accounting for income taxes, we intend to further enhance our policies and procedures for determining and documenting income tax liabilities and deferred income tax assets and liabilities, as well as for preparing income tax provision calculations.

In order to improve controls over the accounting for foreign currency transactions related to our foreign subsidiaries we intend to:

•       Make changes to the financial closing process to ensure that translation and transaction gains and losses related to our foreign subsidiaries are prepared and reviewed in accordance with generally accepted accounting principles; and

•       Review and document our intentions to settle balances between subsidiaries denominated in currencies other than the U.S. Dollar.

If the remedial measures described above are insufficient to address any of the six identified material weaknesses, or additional deficiencies that may arise in the future, material misstatements in our interim or annual financial statements may occur in the future. We are currently implementing an enhanced controls environment intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures, including regular reviews, to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weakness could have the effects described in “Item IA.—Risk Factors”. We have identified six material weaknesses in our internal control over financial reporting as of December 31, 2006 that, if not remedied effectively, could result in material misstatements in our financial statements for future periods.

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

PART II.   OTHER INFORMATION

Item 1.                        Legal Proceedings

Securities and Exchange Commission Action and U.S. Attorney’s Office Criminal Complaint

In January 2007, the SEC filed a civil enforcement action in Massachusetts federal district court alleging securities fraud and other violations against three of our former officers David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in our original filed financial statements, the accounting for which we restated in March 2005 following a self-initiated investigation by the audit committee of our board of directors. We previously reported that those former officers had received Wells Notices of possible enforcement proceedings by the SEC. On the same day the SEC complaint was filed, the United States Attorney for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of those transactions.  As previously disclosed, the Company through its audit committee fully investigated the matter in 2004 and 2005, provided information to the United States Attorney and the SEC, and thereafter fully cooperated with them.  The SEC enforcement action and the U.S. Attorney’s criminal action are not against us or any of our current officers or directors.  We are unable to state whether any enforcement or other action will be commenced against the Company, and cannot give any assurance in that regard.  We continue to cooperate with the SEC and the United States Attorney.

Class Action and Opt Out Suits

In March 2006, we settled class action litigation, including related derivative claims, arising out of the restated financial statements that include the periods referenced in the SEC complaint and the criminal complaint.  See Order and Final Judgment, In re Aspen Technology, Inc. Securities Litigation, Civil Action No. 04-12375 (D. Mass. Mar. 6, 2006), which we refer to as the “Class Action”. Members of the Class who opted out of the settlement (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the Class Action period) may bring their own individual actions (“Opt Out Claims”). To date, Opt Out Claims have been filed, including claims of securities and common law fraud, breach of contract, statutory treble damages, deceptive practices, and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in the restated financial statements referenced in the Class Action. If not dismissed or settled on terms acceptable to us, we plan to defend the Opt Out Claims vigorously.

On September 6, 2006, we announced that, in connection with the preparation of financial statements for the fiscal year ended June 30, 2006, a subcommittee of independent directors reviewed our accounting treatment for stock option grants for prior years.  Following that announcement, we and certain of our officers and directors were named defendants in a purported federal securities class action lawsuit filed in Massachusetts federal district court, alleging violations of the Securities Exchange Act and claiming material misstatements concerning its financial condition and results.  On September 26, 2006, in response to our motion to dismiss the complaint, the parties stipulated to voluntary dismissal of the plaintiff’s claims with prejudice without any payment by us or on our behalf.

Derivative Suits

In December 2004, a derivative action lawsuit was filed in Massachusetts federal district court as a related action to the first filed of the putative class actions subsequently consolidated into the Class Action (described above), captioned Caviness v. Evans, et al., Civil Action No. 04-12524 (D. Mass.) (the “Derivative Action”).  The complaint, as subsequently amended, alleged, among other things, that the former and current director and officer defendants caused us to issue false and misleading financial statements, and brought derivative claims for the following:  breach of fiduciary duty for insider trading; breach of fiduciary duty; abuse of control; gross mismanagement; waste of corporate assets; and unjust enrichment.  In August 2005, the Court granted defendants’ motion to dismiss the Derivative Action for failure of the plaintiff to make a pre-suit demand on our board of directors to take the actions referenced in the Derivative Action complaint, and the Derivative Action was dismissed with prejudice.

In April 2005, we received a letter on behalf of another shareholder, demanding that our board of directors take actions substantially similar to those referenced in the Derivative Action.  In February 2006, we received a letter on behalf of the purported shareholder plaintiff in the Derivative Action, demanding that we take actions referenced in the Derivative Action complaint.  The board of directors responded to both of the foregoing letters that the board has taken the letters under advisement pending further regulatory investigation developments, which the board continues to monitor and with which we continue to cooperate.  In its responses, the board also requested confirmation of each person’s status as a stockholder of the Company, and, with respect to the most recent letter, also referred the purported stockholder to the March 2006 settlement in the Class Action.

On September 27, 2006, a derivative action lawsuit was filed in Massachusetts Superior Court captioned Rapine v. McCardle, et al., Civil Action No. 06-3455.  The complaint alleged, among other things, that the former and current director and officer defendants “authorized, modified, or failed to halt back-dating of options in dereliction of their fiduciary duties to the Company as directors and officers.”  On October 16, 2006, defendants removed the action to Massachusetts federal district court and moved to dismiss the complaint.  On October 30, 2006, the purported shareholder plaintiff filed an Amended Complaint, asserting derivative claims for the following:  breach of fiduciary duty; unjust enrichment; insider trading; violation of Sections 10(b), 14 and 20(a) of the Securities Exchange Act of 1934; and corporate waste.  On November 10, 2006, defendants moved to dismiss the Amended Complaint, for, among other things, failing to make a demand on the board of directors.  The court has not ruled on the motion to dismiss.  We cannot estimate the ultimate outcome of the case at this preliminary stage.

On February 23, 2007 a complaint was filed in the United States District Court for the District of Massachusetts, captioned Risberg v. McArdle et al., 07-CV-10354. The plaintiff purports to bring a derivative action on behalf of the Company against several former and current directors and officers of the Company, alleging that the defendants authorized, were aware of, or received allegedly “backdated” stock options. The Complaint asserts claims for breach of fiduciary duty; unjust enrichment; violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act of 1934; corporate waste; and breach of contract. Our Board of Directors intends to review the allegations and respond appropriately. We cannot estimate the ultimate outcome of this case at this preliminary stage.

Other

We currently are defending claims that certain of our software products and implementation services have failed to meet customer expectations. These claims amount to more than $10 million in the aggregate. We believe these claims to be without merit, and are defending the claims vigorously. Furthermore, from time to time we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business.

We currently are unable to determine whether resolution of any of the above matters will have a material adverse impact on our financial position or results of operations, or in many cases reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.  However, the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A.                Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before purchasing our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or cash flows would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock.

Risks Related to our Business

Fluctuations in our quarterly revenues, operating results and cash flows may cause the market price of our common stock to fall.

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

We derive a majority of our total revenues from customers in the energy and chemicals industries, which are highly cyclical, and our operating results may suffer if these industries experience an economic downturn.

We derive a majority of our total revenues from companies in the exploration and production, refining and marketing, and chemicals industries. Accordingly, our future success depends upon the continued demand for manufacturing optimization software and services by companies in these process manufacturing industries. These process manufacturing industries are highly cyclical and highly reactive to the price of oil, as well as general economic conditions.

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

In addition, in the past worldwide economic downturns and pricing pressures experienced by exploration and production, refining and marketing, and chemical companies have led to consolidations and reorganizations. These downturns, pricing pressures and restructurings have caused delays and reductions in capital and operating expenditures by many of these companies. These delays and reductions have reduced demand for products and services like ours. A recurrence of these industry patterns, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in these industries, could harm our operating results in the future.

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

Members of the Class who opted out of the settlement (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the Class Action period) may bring their own individual actions (“Opt Out Claims”). To date, Opt Out Claims have been filed, including claims of securities and common law fraud, breach of contract, statutory treble damages, deceptive practices, and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in the restated financial statements referenced in the Class Action. We can provide no assurances as to the outcome of these opt-out claims or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against us for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business.

In January 2007, the SEC filed a civil enforcement action in Massachusetts federal district court alleging securities fraud and other violations against three of our former officers, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in our original financial statements, the accounting for which we restated in March 2005 following a self-initiated investigation by the audit committee of our Board of Directors. We previously reported that we and those former officers had received Wells Notices of possible enforcement proceedings by the SEC.  On the same day the SEC complaint was filed, the United States Attorney for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of those transactions.  As previously disclosed, we, through the audit committee of our Board of Directors fully investigated the matter in 2004 and 2005, provided information to the United States Attorney and the SEC, and thereafter fully cooperated with them. The SEC enforcement action and the U.S. Attorney’s criminal action are not against us or any of our current officers or directors. We are unable to state whether any enforcement or other action will be commenced against the Company, and cannot give any assurance in that regard.  We continue to cooperate with the SEC and the United States Attorney.

We are required to advance legal fees (subject to undertakings of repayment if required) and may be required to indemnify certain of our current or former directors and officers (including each of the three former executive officers whom we understand have received “Wells Notice” letters and against whom enforcement proceedings have been commenced, as discussed above) in connection with civil, criminal or regulatory proceedings or actions, and such indemnification commitments may be costly. Our director and officer liability insurance policies provide only limited liability protection relating to such actions against us and certain of our officers and directors and may not cover director and officer indemnification. If these policies do not adequately cover expenses and certain liabilities relating to any proceeding or lawsuit, or if we are unable to achieve a favorable settlement thereof, our financial condition could be materially harmed. Also, increased premiums could materially harm our financial results in future periods. The inability to obtain coverage due to prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any potential future liabilities ordinarily mitigated by director and officer liability insurance.

A determination by the FTC that we have failed to comply with our existing consent decree could have a material adverse effect on our business and financial condition.

In December 2004, we entered into a consent decree with the Federal Trade Commission (“FTC”), with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, we entered into transactions with Honeywell and Bentley Systems in which we transferred our operator training business and our rights to the intellectual property of the Hyprotech product line to Honeywell and transferred our AXSYS product line to Bentley Systems.

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

Claims and litigation based on the results of a recent internal review into our accounting for stock-based compensation may require that we incur substantial additional expenses and expend significant additional management time.

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

On September 27, 2006, a derivative action lawsuit was filed in Massachusetts Superior Court captioned Rapine v. McCardle, et al., Civil Action No. 06-3455.  The complaint alleged, among other things, that the former and current director and officer defendants “authorized, modified, or failed to halt back-dating of options in dereliction of their fiduciary duties to us as directors and officers.”  On October 16, 2006, defendants removed the action to Massachusetts federal district court and moved to dismiss the complaint.  On October 30, 2006, the purported shareholder plaintiff filed an Amended Complaint, asserting derivative claims for the following:  breach of fiduciary duty; unjust enrichment; insider trading; violation of Sections 10(b), 14 and 20(a) of the Securities Exchange Act and corporate waste.  On November 10, 2006, defendants moved to dismiss the Amended Complaint for, among other things, failing to make a demand on the board of directors.  The court has not ruled on the motion to dismiss.  We cannot estimate the ultimate outcome of the case at this preliminary stage.

On February 23, 2007 a complaint was filed in the United States District Court for the District of Massachusetts, captioned Risberg v. McArdle et al., 07-CV-10354. The plaintiff purports to bring a derivative action on behalf of the Company against several former and current directors and officers of the Company, alleging that the defendants authorized, were aware of, or received allegedly “backdated” stock options. The Complaint asserts claims for breach of fiduciary duty; unjust enrichment; violations of

Sections 10(b), 14 and 20(a) of the Securities Exchange Act of 1934; corporate waste; and breach of contract. Our Board of Directors intends to review the allegations and respond appropriately. We cannot estimate the ultimate outcome of this case at this preliminary stage.

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

We have identified six material weaknesses in our internal control over financial reporting as of December 31, 2006 that, if not remedied effectively, could result in material misstatements in our financial statements for future periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and identified six material weaknesses, which weaknesses were previously reported and described in our Annual Report on Form 10-K, as amended, for fiscal 2006 and in “Item. 4 Controls and Procedures” in this report. A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The material weaknesses identified by management as of June 30, 2006 and again at December 31, 2006 consisted of:

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

•       inadequate and ineffective controls over the calculation and review of forfeiture rates affecting stock-based compensation expense; and

•       inadequate and ineffective controls over the accounting for foreign currency transactions related to the consolidation of our foreign subsidiaries.

For further information about these material weaknesses, please see “Item 4. Controls and Procedures” in this report and “Item 9A. Controls and Procedures—Changes in Internal Control Over Financial Reporting” and “Management’s Report on Internal Control over Financial Reporting” in our Annual Report on Form 10-K, as amended, for fiscal 2006. Because of these material weaknesses, our management concluded, as of December 31, 2006, that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Our management previously had identified six material weaknesses in our internal control over financial reporting as of June 30, 2005 and, in each of fiscal 2005 and 2006, our management has identified significant deficiencies in our internal control over financial reporting. We implemented a number of remedial measures in fiscal 2006, but three of the six previously identified weaknesses continued to constitute material weaknesses as of December 31, 2006. In addition, during each of the fourth quarter of fiscal 2006, the first quarter of fiscal 2007, and the second quarter of fiscal 2007, our management identified an additional material weakness in our internal control over financial reporting. We are implementing additional remedial measures designed to address the material weaknesses identified as of December 31, 2006. If these remedial initiatives are insufficient to address the six identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and our common stock may be delisted from The NASDAQ Global Market. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal controls could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our Annual Reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or additional restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities, or errors or facilitate the fair presentation of our financial statements or SEC reports.

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

•       Our engineering software competes with products from companies such as ABB, Chemstations, Honeywell, KBC, Shell Global Solutions, Simulation Sciences (a division of Invensys) and WinSim (formerly ChemShare).

•       Our plant operations software competes with products from companies such as ABB, Honeywell, Invensys, Rockwell and Siemens and components of SAP’s product offerings.

•       Our supply chain management software competes with products from companies such as Honeywell, i2 Technologies, Manugistics (a subsidiary of JDA Software Group) and Infor and components of SAP’s supply chain offering.

As we expand our engineering solutions into other markets we may face competition from companies that we have not typically competed against in the past or competition from companies in areas where we have not competed in the past, such as ABB, EDS, Honeywell, Invensys, Oracle, SAP and Siemens. We also face competition in all areas of our business from large companies in the process industries that have internally developed their own proprietary software solutions.

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

Under our business plan, we are investing significantly in the development of new business process products that are intended to anticipate and meet the emerging needs of our target markets. We are implementing a product strategy that unifies our software solutions under the aspenONE brand with differentiated aspenONE vertical solutions targeted at specific process industry segments. We cannot assure you that our product strategy will result in products that will meet market needs and achieve significant market acceptance.

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

Our agreements with our customers generally contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions in our agreements may not be effective as a result of federal, foreign, state or local laws or ordinances or unfavorable judicial decisions. In any event, a substantial judgment against us for any reason (including in connection with the claims referenced in the preceding paragraph) could materially and adversely harm our operating results and financial condition. Also, even if our software is not at fault, a product liability claim brought against us could be time consuming, costly to defend and harmful to our operations. In addition, although we carry general liability insurance, our current insurance coverage may be insufficient to protect us from all liability that may be imposed under these types of claims.

Implementation of our products can be difficult and time-consuming, and customers may be unable to implement our products successfully or otherwise achieve the benefits attributable to our products.

Our products are intended to work with complex business processes. Some of our software, such as scheduling applications and integrated supply chain products, must integrate with the existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive. As a result, some customers may have difficulty in implementing or be unable to implement these products successfully or otherwise achieve the benefits attributable to these products. Delayed or ineffective implementation of the software products or related services may limit our ability to expand our revenues and may result in customer dissatisfaction, harm to our reputation and may result in customer unwillingness to pay the fees associated with these products.

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

Generally accepted accounting principles (“GAAP”), in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

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

We have made significant changes in our senior management team, including most recently the hiring of a new Senior Vice President, Finance and Chief Financial Officer in September 2006. Because of these significant changes, our management team may not be able to work together effectively to successfully develop and implement our business strategies and financial operations. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our new management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.

If we are unable to develop or maintain strategic alliance relationships, our revenue growth, operating results, financial condition or cash flows may be materially and adversely affected.

An element of our growth strategy is to establish strategic alliances with selected third-party resellers, agents and systems integrators (collectively “resellers”) that market, sell and/or integrate our products and services.

It is possible that our existing relationships with current resellers might be terminated by us or the resellers, or that we will not adequately train and enter into agreements with a sufficient number of qualified additional resellers, or that potential resellers may focus their efforts on marketing competing products to the process industries.

In addition, the cessation or termination of certain relationships, by us or a reseller, may subject us to material liability and/or expense. This material liability and/or expense includes potential payments due upon the termination or cessation of the relationship by us or a reseller, costs related to the establishment of a direct sales presence or development of a new Agent in the territory. No such events of termination or cessation have occurred. We are not a able to reasonably estimate the amount of any such liability and/or expense if such event were to occur, given the range of factors that could affect the ultimate determination of the liability. Actual payments could be in the range of zero to twenty million dollars. If any of the foregoing were to occur, our future revenue growth could be limited or we may be subject to litigation and liability such that our operating results, cash flows and financial condition could be materially and adversely affected.

In addition, if our resellers fail to implement our solutions for our customers properly, our reputation could be harmed and we could be subject to claims by our customers.

We intend to continue to establish business relationships with resellers to accelerate the development and marketing of our products and services. To the extent that we are unsuccessful in maintaining our existing relationships and developing new relationships, our operating results and financial condition could be materially and adversely affected.

Risks Related to Our Common Stock

We are obligated to register for public sale shares of common stock issued on conversion of our Series D-1 preferred and issued or issuable on exercise of warrants, and sales of those shares may result in a decrease in the price of our common stock.

The holders of the common stock issued on conversion of the Series D-1 preferred have the right to demand that we file on their behalf up to four registration statements covering shares of common stock issued upon (a) conversion of the Series D-1 preferred and (b) exercise of certain warrants issued to the holders of the Series D-1 preferred. In May 2006, we received a demand letter from the Series D-1 preferred holders, in accordance with the terms of their investor rights agreement with us, requesting the registration of all of the shares of common stock into which their shares of Series D-1 preferred were convertible and their warrants are exercisable in an underwritten public offering. As of December 31, 2006, the total number of shares of common stock that would be covered by this registration demand letter is approximately 31,499,336.

Any sale of such shares of common stock into the public market pursuant to a registration statement could cause a decline in the trading price of our common stock.

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

The holders of common stock issued upon conversion of the Series D preferred own a substantial portion of our capital stock that may afford them significant influence over our affairs.

As of December 31, 2006, the common stock issued and issuable upon conversion of the Series D preferred represented 42.5% of our outstanding common stock and the warrants issued to the original purchasers of the Series D-2 preferred were exercisable for shares representing 2.3% of our outstanding common stock. As a result, the holders of the common stock and  such warrants, if acting together, would have the ability to delay or prevent a change in control of our company that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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