Form 10-Q
period 2007-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2007-05-10
CIK 929940

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐            Accelerated Filer ☒            Non-Accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐ No ☒

        As of May 8, 2007, there were 88,086,985 shares of the registrant's common stock (par value $0.10 per share) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASPEN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and dollars in thousands)

	March 31, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$100,836	$86,272
Accounts receivable, net	48,207	49,163
Unbilled services	11,681	8,518
Current portion of long-term installments receivable, net	9,324	12,123
Prepaid expenses and other current assets	9,192	9,179

Total current assets	179,240	165,255
Long-term installments receivable, net	19,777	35,681
Retained interest in sold receivables	30,348	19,010
Property and leasehold improvements, at cost	42,025	44,771
Accumulated depreciation and amortization	(35,797)	(36,097)

Property and leaseholds, net	6,228	8,674
Computer software development costs, net	12,580	15,456
Purchased intellectual property, net	—	165
Other intangible assets, net	1,401	6,711
Goodwill	17,964	18,035
Deferred tax assets	3,277	3,097
Other assets	2,189	2,552

Total assets	$273,004	$274,636

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$254	$247
Accounts payable	3,524	4,613
Accrued expenses	71,580	77,716
Deferred revenue	60,458	57,936

Total current liabilities	135,816	140,512
Long-term debt and obligations, less current maturities	—	149
Deferred revenue, less current portion	2,050	2,609
Other liabilities	16,652	20,446
Redeemable preferred stock:
Outstanding—none as of March 31, 2007 and 333,364 as of June 30, 2006	—	125,475
Stockholders' equity (deficit):
Common stock:
Outstanding—87,984,498 as of March 31, 2007 and 48,857,035 as of June 30, 2006	8,823	4,909
Additional paid-in capital	537,828	430,811
Accumulated deficit	(433,350)	(457,977)
Accumulated other comprehensive income	5,698	8,215
Treasury stock, at cost	(513)	(513)

Total stockholders' equity (deficit)	118,486	(14,555)

Total liabilities and stockholders' equity (deficit)	$273,004	$274,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
		(As restated-See Note 12)		(As restated-See Note 12)
Software licenses	$43,608	$42,392	$132,550	$108,299
Service and other	36,682	34,737	108,477	105,285

Total revenues	80,290	77,129	241,027	213,584

Cost of software licenses	3,571	4,518	10,429	12,637
Cost of service and other	18,620	18,542	54,711	53,847
Amortization of technology related intangible assets	1,632	2,162	5,206	6,396

Total cost of revenues	23,823	25,222	70,346	72,880

Gross profit	56,467	51,907	170,681	140,704

Operating costs:
Selling and marketing	23,505	21,615	66,833	61,132
Research and development	12,120	12,005	31,339	34,014
General and administrative	10,857	9,791	34,522	30,361
Restructuring charges	1,597	534	3,632	3,728
Loss on sales and disposals of assets	695	103	6,270	480

Total operating costs	48,774	44,048	142,596	129,715

Income from operations	7,693	7,859	28,085	10,989

Interest income	2,652	1,332	6,848	3,340
Interest expense	(174)	(275)	(783)	(713)
Foreign currency exchange (loss) gain	(130)	793	2,419	(1,693)

Income before provision for income taxes	10,041	9,709	36,569	11,923
Provision for income taxes	(1,322)	(3,095)	(4,652)	(4,797)

Net income	8,719	6,614	31,917	7,126
Accretion of preferred stock discount and dividends	(146)	(3,888)	(7,290)	(11,509)

Income (loss) applicable to common shareholders	$8,573	$2,726	$24,627	$(4,383)

Basic income (loss) per share applicable to common shareholders	$0.10	$0.06	$0.38	$(0.10)

Diluted income (loss) per share applicable to common shareholders	$0.10	$0.05	$0.35	$(0.10)

Basic weighted average shares outstanding	86,228	44,561	65,211	43,843

Diluted weighted average shares outstanding	91,614	55,497	90,647	43,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended March 31,
	2007	2006
		(As restated See Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,917	$7,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,172	18,469
Currency transaction (gain) loss on intercompany accounts	(2,988)	2,848
Stock-based compensation	7,979	6,220
Loss on securitization of installments receivable	5,672	—
Loss on sales and disposals of assets	598	480
Accretion of discount on retained interest in sold receivables	(3,047)	(2,044)
Deferred income taxes	(180)	76
Changes in assets and liabilities:
Decrease in accounts receivable	745	308
Decrease (increase) in unbilled services	(3,092)	158
Decrease (increase) in installments receivable, including proceeds from securitization	5,632	(18,357)
Decrease in prepaid expenses and other current assets	37	3,017
Decrease in accounts payable and accrued expenses	(7,894)	(21,748)
Increase in deferred revenue	2,016	6,028
Decrease in other liabilities	(3,794)	(1,460)

Net cash provided by operating activities	48,773	1,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and leasehold improvements	(1,743)	(2,528)
Decrease in other long-term assets	363	190
Capitalized computer software development costs	(3,040)	(4,100)

Net cash used in investing activities	(4,420)	(6,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock purchase plan	858	839
Exercise of stock options	3,230	7,436
Payments of long-term debt	(142)	(960)
Payment of preferred stock dividends	(33,958)	—

Net cash provided by (used in) financing activities	(30,012)	7,315

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	223	(58)

INCREASE IN CASH AND CASH EQUIVALENTS	14,564	1,940
CASH AND CASH EQUIVALENTS, beginning of period	86,272	68,149

CASH AND CASH EQUIVALENTS, end of period	$100,836	$70,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Interim Condensed and Consolidated Financial Statements

        In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2006, which are contained in the Annual Report on Form 10-K, as amended, of Aspen Technology, Inc. (the Company), as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the nine-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

2.    Sale of Installments Receivable

        Installments receivable represent the present value of future payments for noncancelable term and perpetual license agreements that provide for payment in installments, generally over a one to five-year period. A portion of each installment payment is recognized as interest income in the accompanying consolidated condensed statements of operations. The implicit interest rate utilized for the three and nine months ended March 31, 2007 and 2006 was 8.0% and reflects market conditions and customer creditworthiness.

(a)    Traditional Activities

        The Company has arrangements to sell certain of its installments receivable to three financial institutions. The Company sold certain of its installment contracts under these arrangements for aggregate proceeds of approximately $29.4 million and $76.1 million during the three and nine months ended March 31, 2007, respectively, and $19.6 million and $53.6 million during the three and nine months ended March 31, 2006, respectively. No material gain or loss is recognized on the sale of the receivables due to the consistency of the discount rates used by the Company and the financial institutions.

        The financial institutions have certain recourse to the Company upon nonpayment by the customer under the installments receivable. The amount of recourse is determined pursuant to the provisions of the Company's contracts with the financial institutions. Collections of these receivables reduce the Company's recourse obligations, as defined in the contracts. The Company's potential recourse obligation for credit risks related to these contracts is within the range of $0.1 million to $0.3 million. In addition, the Company is obligated to pay additional costs to the financial institutions in the event of default by the customer.

(b)    Securitization of Installments Receivable

        On September 29, 2006, the Company entered into a $75.0 million three year revolving securitization facility and securitized certain outstanding installment receivables with a net carrying value of $32.1 million which were not sold in the traditional sales described above. The structure of the transaction was such that the securitization qualified as a sale. The Company received $19.4 million of cash and retained an interest in the sold receivables initially valued at $8.3 million. It also retained certain limited recourse obligations relative to the receivables valued at approximately $0.5 million. Overall, the transaction resulted in a $5.7 million loss and was recorded as a loss on sales and disposals of assets in the statement of operations.

        The amount of the loss was based on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer, as well as the immediate recognition of transaction costs.

        The retained interest in the sold receivables was recorded at its fair value of $8.3 million at the time of the transaction and is classified as a long-term asset on the Company's consolidated balance sheet. The Company estimates fair value of the sold and retained interest based on the present value of future expected cash flows, which incorporate estimates of credit losses and discount rates commensurate with the risks involved.

        Key economic assumptions used in subsequently measuring the carrying value of the Company's retained interests in the installments receivable sold and the effect on the fair value of those interests from adverse changes in those assumptions on the estimated fair value on the date of sale are as follows (dollars in thousands):

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

        The Company is recognizing the accretion of its retained interests in sold receivables to the estimated cash flow that will be received in interest income. Total interest income from accretion was $3.0 million and $2.0 million for the nine months ended March 31, 2007 and 2006, respectively. The Company recognizes an impairment of the carrying value of its retained interests if a decline in the fair value of the retained interest is determined to be other-than-temporary. No such impairments had been recognized through March 31, 2007.

        The Company retained the servicing rights relative to the securitized receivables and receives annual servicing fees, which are based on a percentage of outstanding receivables and which total approximately $0.3 million per year. Compensation for servicing the receivables approximates the fair value of this obligation. Accordingly, no servicing asset or liability has been recorded.

        In connection with the above transaction, the Company incurred an obligation to guarantee that the cash collections from installments receivable denominated in currencies other than the U.S. dollar included in the securitized pool will not be less than the U.S. dollar value stipulated on the transaction date. The Company has entered into forward foreign exchange contracts intended to mitigate the financial exposure due to changes in currency exchange rates which are further described below. The fair value of this obligation at March 31, 2007 was immaterial.

3.    Derivative Instruments and Hedging

        The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 133 (SFAS No. 133) Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 138, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is an accounting hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings in each period. The Company does not account for any derivatives under hedge accounting treatment.

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

        Forward foreign exchange contracts are used primarily by the Company to offset certain balance sheet exposures from third parties resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company's accounts and installments receivables that are denominated in currencies other than the U.S. dollar, primarily the Euro, the Japanese Yen, the Canadian dollar and the British Pound Sterling. In addition, the Company incurred exposures as part of the securitizations of installments receivable.

        The Company's guarantee to cover the exposure to changes in foreign currency exchange rates in the securitized installments receivable is a derivative. The Company calculates the value of this guarantee at each balance sheet date, and if the value of the guarantee represents an obligation, the fair value is recorded as a liability. As of March 31, 2007, no loss on this obligation existed, and as such, no value was recorded.

        At March 31, 2007, the Company had economic hedges with notional forward exchange contracts of $31.3 million intended to offset exposures from held or securitized installments receivable and accounts receivable denominated in foreign currency. The gross value of the installments receivable that were denominated in foreign currency was $34.5 million at March 31, 2007. The installments receivable held as of March 31, 2007 mature at various times through March 2012.

        The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are included in foreign currency exchange gain (loss) in the consolidated statements of operations. During the three and nine months ended March 31, 2007 the net gain recognized in the consolidated statements of operations was

$0.5 million. During the three and nine months ended March 31, 2006, the net loss recognized in the consolidated statements of operations was $0.5 million and $0.8 million, respectively.

        The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of March 31, 2007. The table presents the notional amount at contract exchange rates and the weighted average contractual foreign currency rates (dollars in thousands):

	Notional Contract Amount	Estimated Forward Values(1)	Average Contract Rate
Euro	$20,106	$20,529	1.31
British Pound Sterling	5,360	5,477	1.94
Japanese Yen	3,724	3,652	113.24
Canadian Dollar	1,835	1,839	1.16
Swiss Franc	310	312	1.22

	$31,335	$31,809

(1)
The estimated forward values are based on the estimated amount at which the contracts could be settled based on the forward rates as of March 31, 2007. The net fair value of the contracts was a loss of $0.5 million at March 31, 2007. The Company bears risk in that the banking counterparties may be unable to meet the terms of the agreements and manages such risk by limiting its counterparties to multiple major financial institutions. Management does not expect any loss as a result of default by counter-parties. However, there can be no assurances that the Company will be able to mitigate the risks described above.

4.    Stock-Based Compensation Plans

        The Company issues stock options to its employees and outside directors, restricted stock units to its employees and provides employees the right to purchase stock pursuant to an employee stock purchase plan. Options are generally granted with an exercise price equal to the market price of the Company's stock at the date of the grant, generally vest over four years and have 7 or 10 year contractual terms. Restricted stock units generally vest over four years and have 7 year contractual terms. There are no vesting requirements for the employee stock purchase plan.

        The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards. For awards that vest based on performance conditions, the Company uses the accelerated model for graded vesting awards.

        Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), using the statement's modified prospective application method which affects reporting periods subsequent to the date of adoption. Under the provisions of SFAS 123R, the Company recognizes the fair value of stock-based compensation in costs, over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company's stock-based compensation is accounted for as equity instruments and there have been no liability awards granted. The Company adopted the simplified method related to accounting for the tax effects of share-based payment awards to employees described in Financial Accounting Standards

Board (FASB) Staff Position 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

        The unrecognized expense of awards not yet vested at the date of adoption is recognized in earnings in the periods after the date of adoption using the same value determined under the original provisions of SFAS 123R. Under the provisions of SFAS 123R, the Company recorded $3.2 million and $8.0 million of stock-based compensation for the three and nine months ended March 31, 2007 and $2.1 million and $6.3 million for the three and nine months ended March 31, 2006, included in the following categories (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Recorded as expense:
Cost of service and other	$451	$381	$1,114	$1,057
Selling and marketing	919	676	2,565	1,860
Research and development	716	298	1,306	834
General and administrative	1,155	680	2,994	2,469

	3,241	2,035	7,979	6,220
Capitalized computer software development costs	—	32	57	89

Total stock-based compensation	$3,241	$2,067	$8,036	$6,309

        The weighted-average fair values of the options granted under the stock option plans were $7.12 and $7.02 and the fair values of the rights to acquire the shares subject to purchase under the employee stock purchase plan were $2.83 and $3.27 for the three and nine months ended March 31, 2007, respectively, using the following assumptions and applying the Black-Scholes valuation method:

	Three Months Ended March 31, 2007		Nine Months Ended March 31, 2007
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Average risk-free interest rate	4.73%	4.90%	4.72%	5.00%
Expected dividend yield	None	None	None	None
Expected life	5.0 Years	0.5 Years	5.0 Years	0.5 Years
Expected volatility	80%	44%	80%	49%

        The weighted-average fair values of the options granted under the stock option plans were $7.35 and $5.93 and of the shares subject to purchase under the employee stock purchase plan were $4.02 and $4.27 for the three and nine months ended March 31, 2006, respectively, using the following assumptions:

	Three Months Ended March 31, 2006		Nine Months Ended March 31, 2006
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Average risk-free interest rate	4.59%	4.25%	4.34%	4.02%
Expected dividend yield	None	None	None	None
Expected life	6.0 Years	0.5 Years	6.0 Years	0.5 Years
Expected volatility	85%	42%	85%	42%

        The dividend yield of zero is based on the Company's history of not having paid cash dividends on its common stock and on its present intention not to pay cash dividends on its common stock. Expected volatility is based on the historical volatility of the Company's common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the U.S. Treasury rate on the date of grant. In fiscal 2007 the expected life was calculated based upon historical option exercise behavior. In fiscal 2006, the expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, Expected Term.

        The following table summarizes activity for all stock option plans for the nine months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				($000)
Outstanding, June 30, 2006	9,460,449	$7.37
Options granted	1,103,200	11.03
Options exercised	(709,133)	4.55
Options forfeited or expired	(726,693)	12.22

Outstanding, March 31, 2007	9,127,823	7.58	6.8	$51,283

Exercisable at March 31, 2007	5,658,207	$7.96	5.9	$28,535

        As of March 31, 2007 the total compensation cost related to unvested stock option awards not yet recognized was $17.1 million. The weighted average period over which this is expected to be recognized is approximately 3 years. The Company received $3.2 million from options exercised during the nine months ended March 31, 2007; their intrinsic value was $5.0 million.

        In December 2006 the Company modified awards for an aggregate of 312,402 options for two executive officers of the company. The modification increased the exercise price of the options to equal the fair value of the common as of the grant date in order to avoid certain adverse tax impacts on the individuals. There was no incremental compensation cost resulting from the modification.

        In November 2006, the Company issued a total of 723,400 restricted stock units under the 2005 Stock Incentive Plan to certain officers and management. The restricted stock units are performance awards that will vest if the Company achieves certain financial goals for fiscal 2007. The Company's management believes that it is probable that such financial criteria will be met and is recognizing compensation cost over the requisite service period. The Company uses the accelerated model to recognize stock-based compensation expense for these restricted stock units as the awards have performance conditions. Once the initial vesting milestone is achieved, the remaining restricted stock units will vest on a straight line basis over the following three years.

        The following table summarizes activity about restricted stock units for the nine months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			($000)
Outstanding, June 30, 2006	—	—
Units granted	723,400	$10.42
Units vesting	—	—
Units forfeited	(34,000)	10.42

Outstanding, March 31, 2007	689,400	$10.42	$7,184

Vested at March 31, 2007	—	—	—

        As of March 31, 2007 the total compensation cost related to unvested restricted stock unit awards not yet recognized was $5.1 million. The weighted average period over which this is expected to be recognized is approximately two years.

5.    Net Income (Loss) Per Common Share

        Basic earnings per share was determined by dividing income (loss) applicable to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing income (loss) applicable to common shareholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options and warrants, based on the treasury stock method, and preferred stock based on the if-converted method if the impact is dilutive. In the application of the if-converted method, the Company excluded the possible settlement of preferred stock dividends with common shares as the Company intended to settle such dividends with cash. In December 2006 and January 2007, the Company paid all accrued dividends on preferred stock in cash. Basic and diluted income (loss)

applicable to common shareholders per share and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Income (loss) applicable to common shareholders	$8,573	$2,726	$24,627	$(4,383)
Plus: Impact of conversions of Series D preferred stock	146	—	7,290	—

	$8,719	$2,726	$31,917	$(4,383)

Basic weighted average common shares outstanding	86,228	44,561	65,211	43,843
Common stock equivalents	4,090	10,936	3,808	—
Incremental shares from assumed conversion of preferred stock	1,296	—	21,628	—

Diluted weighted average shares outstanding	91,614	55,497	90,647	43,843

Basic income (loss) per share applicable to common shareholders	$0.10	$0.06	$0.38	$(0.10)
Diluted income (loss) per share applicable to common shareholders	$0.10	$0.05	$0.35	$(0.10)

        The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive for the periods noted below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Convertible preferred stock	—	36,336	—	36,336
Options and warrants	2,480	1,790	2,559	11,688
Preferred stock dividend, to be settled in common stock	—	—	—	2,211

Total	2,480	38,126	2,559	50,235

6.    Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income for the three and nine months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net income	$8,719	$6,614	$31,917	$7,126
Foreign currency translation adjustments	571	(631)	(2,517)	2,477

Total	$9,290	$5,983	$29,400	$9,603

7.    Restructuring Charges

        During the three and nine months ended March 31, 2007, the Company recorded $1.6 million and $3.6 million, respectively, in restructuring charges primarily related to severance and relocation expenses under the May 2005 restructuring plan discussed below. Severance expenses are recognized in the period in which the affected employees were notified, if the employees are not required to render service until they are terminated, and relocation expenses are recognized when incurred.

        At March 31, 2007 total restructuring liabilities for all plans included $1.4 million for employee severance, benefits, and related costs and $14.0 million for the closure of facilities. Management anticipates that payments of $4.4 million will be made over the next twelve months and the remaining $11.0 million will be made through 2012.

(a)    Restructuring charges originally arising in Q4 FY05.

        In May 2005, the Company initiated a plan to consolidate several corporate functions and to reduce its operating expenses. The plan to reduce operating expenses primarily resulted in headcount reductions, and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million, recorded in the fourth quarter of fiscal 2005. During the year ended June 30, 2006, the Company recorded an additional $1.8 million related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that were recognized in the period in which the affected employees were notified, the relocation expenses were incurred, or the Company ceased use of the affected facilities. During the three and nine months ended March 31, 2007, the Company recorded an additional $1.5 million and $3.7 million, respectively, primarily in severance and relocation expenses for employees that were notified or relocation expenses that were incurred during the period.

        Under this restructuring plan, the Company has yet to incur charges related to the closure of certain offices and relocation of certain employees included in the planned actions. The Company expects that these charges will be approximately $3.9 million and will primarily be incurred by September 2007.

        As of March 31, 2007, there was $1.4 million in accrued expenses relating to the remaining severance obligations and lease payments. During the nine months ended March 31, 2007, the following activity was recorded (in thousands):

Fiscal 2005 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2006	$99	$513	$612
Restructuring charge	26	1,369	1,395
Restructuring charge—Accretion	1	—	1
Payments	(64)	(680)	(744)

Accrued expenses, September 30, 2006	62	1,202	1,264
Restructuring charge	(38)	807	769
Restructuring charge—Accretion	1	—	1
Payments	22	(603)	(581)

Accrued expenses, December 31, 2006	47	1,406	1,453
Restructuring charge	644	857	1,501
Payments	(623)	(946)	(1,569)

Accrued expenses, March 31, 2007	$68	$1,317	$1,385

Expected final payment date	September 2007	September 2007

(b)    Restructuring charges originally arising in Q4 FY04

        During fiscal 2004, the Company recorded $15.2 million in net restructuring charges. Of this amount, $23.5 million was associated with a June 2004 restructuring plan, which was offset by $8.3 million in adjustments to prior restructuring accruals and deferred rent balances.

        In June 2004, the Company initiated a plan to reduce its operating expenses in order to better align its operating cost structure with the current economic environment and to improve operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During the year ended June 30, 2005, the Company recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan, which are recognized in the period in which the affected employees were notified or the Company ceased use of the affected facilities. In addition, the Company recorded $0.4 million in restructuring charges related to the accretion of the discounted restructuring accrual and a $0.8 million decrease to the accrual related to changes in estimates of severance benefits and sublease terms. During the year ended June 30, 2006, the Company recorded a $0.7 million increase to the accrual primarily due to a change in the estimate of future operating costs and sublease assumptions associated with the facilities.

        As of March 31, 2007, there was $5.5 million in accrued expenses relating to the remaining severance obligations and lease payments. During the nine months ended March 31, 2007, the following activity was recorded (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities and Contract Exit Costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2006	$6,855	$192	$7,047
Change in estimate—Revised assumptions	21	—	21
Restructuring charge—Accretion	65	—	65
Payments	(583)	(79)	(662)

Accrued expenses, September 30, 2006	6,358	113	6,471
Change in estimate—Revised assumptions	(209)	30	(179)
Restructuring charge—Accretion	87	—	87
Payments	(613)	—	(613)

Accrued expenses, December 31, 2006	5,623	143	5,766
A Change in estimate—Revised assumptions	113	(37)	76
Restructuring charge—Accretion	84	1	85
Payments	(410)	—	(410)

Accrued expenses, March 31, 2007	$5,410	$107	$5,517

Expected final payment date	September 2012	September 2008

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

        As of March 31, 2007, there was $8.5 million in accrued expenses relating to the remaining lease payments. During the nine months ended March 31, 2007, the following activity was recorded (in thousands):

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2006	$9,966
Change in estimate—Revised assumptions	(38)
Payments	(387)

Accrued expenses, September 30, 2006	9,541
Change in estimate—Revised assumptions	(57)
Payments	(467)

Accrued expenses, December 31, 2006	9,017
Change in estimate—Revised assumptions	(70)
Payments	(450)

Accrued expenses, March 31, 2007	$8,497

Expected final payment date	September 2012

8.    Commitments and Contingencies

  Securities and Exchange Commission Action and U.S. Attorney's Office Criminal Complaint

        In January 2007, the Securities Exchange Commission (SEC) filed a civil enforcement action in Massachusetts federal district court alleging securities fraud and other violations against three former executive officers of the Company, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in the Company's originally filed consolidated financial statements for fiscal 2000 through 2004, which were restated in March 2005. The Company and each of these former executive officers received "Wells Notice" letters of possible enforcement proceedings by the SEC. On the same day the SEC complaint was filed, the U.S. Attorney's Office for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of these transactions. Mr. McQuillin pled guilty in March 2007 and is awaiting sentencing. The SEC enforcement action and the U.S. Attorney's Office criminal action do not involve the Company or any of its current officers or directors. The Company can provide no assurance, however, that the U.S. Attorney's Office, the SEC or another regulatory agency will not bring an enforcement proceeding against the Company, its officers and employees or additional former officers and employees based on the restated consolidated financial statements. The Company continues to cooperate with the SEC and the United States Attorney.

  Class Action and Opt Out Suits

        In March 2005, as a result of prior accounting for certain software license and service agreements, the Company restated its consolidated financial statements for fiscal 1999 through 2004, including the interim quarters of fiscal 2003 and 2004.

        Following this restatement, the Company and certain of its then-current and former officers and directors were named defendants in securities class action and derivative lawsuits filed in Massachusetts federal district court, alleging that the Company's consolidated financial statements that were restated constituted violations of the Securities Exchange Act and claiming material misstatements concerning the Company's financial condition and results. In March 2006, the court approved a $5.6 million settlement with the class, of which the Company paid $1.9 million and the Company's insurance carrier paid $3.7 million.

        Members of the class representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period, opted out of the March 2006 settlement and therefore may bring or have brought their own state or federal law claims against the Company (Opt-Out Claims), based on the restated results referenced in the earlier class action. Separate Opt-Out Claims have been filed on behalf of the holders of approximately 1.1 million shares, including claims of securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements. The Company can provide no assurance as to the outcome of these Opt-Out Claims or the likelihood of the filing of additional Opt-Out Claims, and these claims may result in judgments against the Company for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on the Company's business.

Derivative Suits

        In connection with the preparation of the Company's consolidated financial statements for fiscal 2006, a subcommittee of independent members of the board of directors determined that certain stock option grants during fiscal 1995 through 2004 were accounted for incorrectly and concluded that stock-based compensation associated with certain grants was misstated in fiscal 1995 through 2005 and the nine months ended March 31, 2006.

        On September 27, 2006, a derivative action lawsuit, captioned Rapine v. McArdle, et al., Civil Action No. 06-3455, was filed in Massachusetts superior court. The complaint alleges, among other things, that the former and current director and officer defendants authorized, modified or failed to halt backdating of stock options in breach of their fiduciary duties. On October 16, 2006, the defendants removed the action to Massachusetts federal district court and moved to dismiss the complaint. On October 30, 2006, the purported stockholder plaintiff filed an amended complaint, asserting derivative claims for breach of fiduciary duty, unjust enrichment, insider trading, violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act and corporate waste. On November 10, 2006, the defendants moved to dismiss the amended complaint, for, among other things, failure to make a demand on the board. On April 24, 2007, the court denied defendants' motion to dismiss. Defendants have filed a motion for reconsideration.

        On February 23, 2007, a purported derivative action lawsuit, captioned Risberg v. McArdle et al., 07-CV-10354, was filed in Massachusetts federal district court. The complaint alleges, among other things, that certain former and current directors and officers authorized, were aware of, or received allegedly backdated stock options. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act, corporate waste and breach of contract. On March 9, 2007, the defendants filed a motion to dismiss the complaint on the grounds that the plaintiff had failed to make the requisite pre-suit demand on the board. The court has not ruled on the motion to dismiss.

        The Company can provide no assurances as to the outcome of these lawsuits and the Company may be named as a defendant in additional securities litigation or derivative lawsuits by current or former stockholders based on the restated consolidated financial statements. Further, the Company may be subject to claims relating to adverse tax consequences with respect to stock options covered by the restatement. Defending against current and potential claims will likely require significant attention and resources of management and could result in significant legal expenses.

FTC Settlement and Related Honeywell Litigation

        In December 2004, the Company entered into a consent decree with the Federal Trade Commission, or FTC, with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that the Company's acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, the Company entered into an agreement with Honeywell International, Inc., pursuant to which the Company transferred its operator training business and its rights to the intellectual property of various legacy Hyprotech products. In addition, the Company transferred its AXSYS product line to Bentley Systems, Inc.

        The Company is subject to ongoing compliance obligations under the FTC consent decree. The FTC has issued subpoenas and other demands for information, and is obtaining deposition testimony and documents related to whether the Company has complied with the FTC consent decree. Ensuring continued compliance with the FTC consent decree may subject the Company to increased legal fees and other expenses and obligations. If the FTC were to determine that the Company has not complied with its obligations under the consent decree, the Company could be subject to one or more of a variety of penalties, fines, injunctive relief and other remedies, any of which might materially limit the Company's ability to operate under its current business plan and might have a material adverse effect on the Company's operating results and financial condition.

        In March 2007, the Company was served with a complaint and petition to compel arbitration filed by Honeywell in New York State Supreme Court. The complaint alleges that the Company failed to comply with its obligations to deliver certain technology under the Honeywell purchase agreement referred to above, that the Company owes approximately $800,000 to Honeywell under the agreement and that Honeywell is entitled to the approximately $1.2 million retained by Honeywell under the holdback provisions of the agreement, plus unspecified monetary damages arising from contracts assumed under the agreement. The Company believes the claims to be without merit and intends to defend the claims vigorously. However, it is possible that the resolution of the claims may have an adverse impact on its financial position and results of operation.

  Other

        The Company currently is defending claims that certain of its software products and implementation services have failed to meet customer expectations. These claims amount to more than $10 million in the aggregate. Such claims are currently subject to arbitration and litigation proceedings. The Company believes these claims to be without merit, and is defending the claims vigorously.

Furthermore, from time to time the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business.

        The Company currently is unable to determine whether resolution of any of the above matters will have a material adverse impact on the Company's financial position or results of operations, or in many cases reasonably estimate the amount of the loss, if any, that may result from resolution of these matters. However, the ultimate outcome could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

        In connection with the audit committee's review of the Company's accounting treatment of all stock option grants since the Company's initial public offering in fiscal 1995 through fiscal 2006, the Company recorded estimated payroll withholding tax charges of $1.9 million and an estimated liability of $1.0 million to assist affected employees who are subject to an excise tax on the value of the options in the year in which they vest, for a total estimated liability of $2.9 million recorded in June 2006. These liabilities were $2.1 million as of March 31, 2007 as a result of payments of $0.4 million and changes in estimates of the total expected costs to be incurred.

        The Company maintains strategic alliance relationships with third parties, including resellers, agents and systems integrators (each an Agent) that market, sell and/or integrate the Company's products and services. The cessation or termination of certain relationships, by the Company or an Agent, may subject the Company to material liability and/or expense. This material liability and/or expense includes potential payments due upon the termination or cessation of the relationship by the Company or an Agent, costs related to the establishment of a direct sales presence or development of a new Agent in the territory.

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

9.    Preferred Stock

        In August 2003, the Company issued and sold 300,300 shares of Series D-1 convertible preferred stock (Series D-1 Preferred), along with warrants to purchase up to 6,006,006 shares of common stock at a price of $3.33 per share, in a private placement to several private equity funds managed by Advent International Corporation for an aggregate purchase price of $100.0 million and incurred issuance costs of $10.7 million. Concurrently, the Company paid cash of $30.0 million and issued 63,064 shares of Series D-2 convertible preferred stock (Series D-2 Preferred), along with warrants to purchase up to 1,261,280 shares of common stock at a price of $3.33 per share, to repurchase all of the Company's outstanding Series B-I and B-II convertible preferred stock. In addition, the Company exchanged existing warrants to purchase 791,044 shares of common stock at an exercise price ranging from $20.64 to $23.99 held by the Series B Preferred holders, for new warrants to purchase 791,044 shares of common stock at an exercise price of $4.08.

        In May 2006, holders of the Series D-1 Preferred converted 30,000 shares into 3,000,000 shares of common stock and in December 2006 converted their remaining 270,300 shares into 27,030,000 shares of common stock. In December 2006, the Company announced that it would redeem any shares of its Series D-2 Preferred that were not converted by their holders into common shares by January 30, 2007. In January 2007 the remaining 63,064 shares of Series D-2 Preferred were converted by their holder into 6,306,400 shares of common stock. The terms of the Series D-1 and D-2 Preferred required the settlement of all accrued and unpaid dividends upon conversion of these shares into common stock and that dividend accrual ceased upon such conversion. Accordingly, the Company paid $27.4 million in December 2006 to the holders of the Series D-1 Preferred, and in January 2007 paid $6.6 million in January 2007 to the holders of the Series D-2 Preferred for dividends accumulated as of the conversion of the respective tranches of securities.

        As a result of the conversion of the Series D-1 and Series D-2 Preferred in December 2006 and in January 2007 and the related dividend payments, the stated value of the Series D-1 and Series D-2 Preferred was eliminated, common stock outstanding was increased by $3.3 million and additional paid-in-capital was increased by $95.5 million.

        From July 1, 2006, through March 31, 2007, warrants to purchase 7,262,634 shares were exercised in cashless exercises, resulting in the issuance of 4,974,068 shares of the Company's common stock. In April 2007, 152,152 warrants were exercised in a cashless exercise, resulting in the issuance of 46,472 shares of the Company's common stock.

        Registration Rights—In May 2006, the Company received a demand letter from the Series D-1 Preferred holders, in accordance with the terms of their investor rights agreement with us, requesting registration of all of the shares of common stock issued or issuable upon the conversion of Series D-1 Preferred and the exercise of their warrants in connection with an underwritten public offering per the terms defined in the investor rights agreement. The Company is required to register the underlying shares at its expense. As of March 31, 2007, the total number of outstanding shares of common stock that would be included by this registration demand letter is 30,027,336. On April 9, 2007, the Company filed with the SEC a registration statement on Form S-1 relating to an underwritten offering by former holders of the Series D-1 Preferred of 18,000,000 shares of common stock, together with an additional 2,700,000 shares of common stock subject to an over-allotment option that would be granted to the underwriters of the offering.

        In the accompanying consolidated condensed statements of operations, the accretion of preferred stock discount and dividends consist of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Accrual of dividends on Series D preferred stock	$(111)	$(2,921)	$(5,498)	$(8,593)
Accretion of discount on Series D preferred stock	(35)	(967)	(1,792)	(2,916)

Total	$(146)	$(3,888)	$(7,290)	$(11,509)

10.    Segment Information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

        The Company is organized by line of business. The Company has three major lines of business operating segments: license, consulting services and maintenance and training. The Company also evaluates certain subsets of business segments by geography, by vertical industries and by product categories. While the Executive Management Committee evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources.

        The accounting policies of the operating segments are the same as those used for the entire business. The Company does not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments. The following table presents a summary of operating segments (in thousands):

	License	Consulting Services	Maintenance and Training	Total
Three Months Ended March 31, 2007—
Revenues from external customers	$43,608	$17,072	$19,610	$80,290
Controllable expenses	15,758	11,720	4,378	31,856

Controllable margin(1)	$27,850	$5,352	$15,232	$48,434

Three Months Ended March 31, 2006—
Revenues from external customers	$42,392	$15,497	$19,240	$77,129
Controllable expenses	18,153	12,047	3,711	33,911

Controllable margin(1)	$24,239	$3,450	$15,529	$43,218

Nine Months Ended March 31, 2007—
Revenues from external customers	$132,550	$49,246	$59,231	$241,027
Controllable expenses	43,333	34,765	12,614	90,712

Controllable margin(1)	$89,217	$14,481	$46,617	$150,315

Nine Months Ended March 31, 2006—
Revenues from external customers	$108,299	$48,088	$57,197	$213,584
Controllable expenses	49,993	34,957	10,775	95,725

Controllable margin(1)	$58,306	$13,131	$46,422	$117,859

(1)
The controllable margins reported reflect only the expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for selling and marketing, general and administrative, research and development and other corporate expenses incurred in support of the line of business.

Profit Reconciliation (in thousands):

	Three Months Ended March 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Total controllable margin for reportable segments	$48,434	$43,218	$150,315	$117,859
Expenses not included above:
Selling and marketing	(20,574)	(18,056)	(57,303)	(50,582)
General and administrative and overhead	(17,875)	(16,666)	(55,025)	(52,080)
Restructuring charges	(1,597)	(534)	(3,632)	(3,728)
Loss on sales and disposals of assets	(695)	(103)	(6,270)	(480)
Interest and other income and expense, net	2,348	1,850	8,484	934

Income before provision for income taxes	$10,041	$9,709	$36,569	$11,923

11.    Recent Accounting Pronouncements

        In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is "more-likely-than-not" based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. The Company believes that the implementation of FIN 48 and changes in its tax positions may reduce its reported net operating loss carryforwards and change its foreign tax credit carryforwards. The Company must adopt FIN 48 on July 1, 2007 and any change in net assets upon adoption will be recognized as an adjustment to retained earnings (accumulated deficit) on that date. The Company has not yet determined the impact that the adoption of FIN 48 will have on its consolidated financial statements.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company believes that the initial adoption of SAB 108 will not have a material impact on its consolidated financial statements.

        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 permits entities that service financial assets to measure their servicing rights at fair value or to continue to use the amortization method in SFAS 140. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company has not yet determined the effect, if any, that the application of SFAS 156 will have on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect, if any, that the application of SFAS 157 will have on its consolidated financial statements.

        In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect that the application of SFAS 159 will have on its consolidated financial statements.

12.    Restatement of Condensed Consolidated Financial Statements

        In connection with the preparation of the consolidated financial statements for the fiscal year ended June 30, 2006, a subcommittee of independent members of the board of directors reviewed the Company's accounting treatment for all stock options granted since the Company completed its initial public offering in fiscal 1995. Based upon the subcommittee's review, the Audit Committee of the Company's Board of Directors and Company management determined that certain option grants during fiscal years 1995 through 2004 were accounted for improperly, and concluded that stock-based compensation associated with certain grants was misstated in fiscal years 1995 through 2005, and in the nine months ended March 31, 2006. The subcommittee identified errors related to the determination of the measurement dates for grants of options allocated among a pool of employees when the specific number of options to be awarded to specific employees had not been finalized, and other measurement date errors. As a result of the errors in determining measurement dates, the Company also recorded payroll withholding tax-related adjustments for certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations. These options were determined to have been granted with an exercise price below the fair market value of the Company's stock on the actual grant date, and, as a result do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to non-qualified status results in additional withholding taxes on exercise of those options. The Company recorded estimated payroll withholding tax charges of $0.5 million, $0.2 million, and $1.2 million for the years ended June 30, 2004, 2005, and 2006, respectively, in connection with the disqualification of such ISO tax treatment. The stock-based compensation charges, including the aforementioned withholding tax adjustments, increased the net loss by $0.7 million and $1.0 million for the three and nine months ended March 31, 2006, respectively, relative to amounts previously reported for those periods.

        In addition, as a result of the errors in determining measurement dates, certain options were determined to have been granted with an exercise price below the fair market value of the Company's stock on the actual grant date. Discounted options vesting subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which they vest. Management has implemented a plan to assist affected employees for the amount of this tax, and to adjust the terms of the original option grant to cure potential non-qualified deferred compensation related to these option grants. The Company recorded an estimated liability of approximately $1.0 million in June 2006 in connection with this contingency.

        In the course of preparing the condensed consolidated financial statements for the three months ended September 30, 2006, the Company identified errors in the accounting for stock-based compensation and certain revenue transactions in the fiscal year ended June 30, 2006. The stock-based compensation error was due to a calculation error associated with forfeiture rates upon the adoption of SFAS No. 123R, as of July 1, 2005. The effect of correcting this error reduced net income by $0.3 million and $1.0 million during the three and nine months ended March 31, 2006, relative to amounts previously reported for those periods.

        The restatement of the condensed consolidated financial statements for the three and nine months ended March 31, 2006 also included adjustments for other errors identified after the periods had originally been reported. These errors primarily related to the timing of revenue recognition, interest income, and the calculation of foreign currency gains and losses. The effect of correcting these errors increased net income by $0.1 million and by $0.2 million during the three and nine months ended March 31, 2006 relative to amounts previously reported for those periods.

        In the course of preparing the condensed consolidated financial statements for the three and six months ended December 31, 2006, the Company identified errors in the accounting for foreign currency denominated transactions. The Company incorrectly accounted for transaction gains and losses on intercompany balances denominated in currencies other than the functional currency as if such balances were of a long term investment nature and included the impact as a component of accumulated other comprehensive income (loss) rather than earnings. These transaction gains and losses should have been included in earnings as the conditions for accounting for these intercompany balances as a long term investment were not met. In addition, the Company identified errors in the recording of purchase accounting entries in other than the functional currency of the acquired entity. These purchase accounting adjustments should have been denominated in the currency of the applicable subsidiary and translated to United States Dollars and were incorrectly recorded as United States Dollar denominated net assets in the consolidated financial statements. Accordingly, foreign currency translation of the amortization of intangible assets was not recorded. The tax effect of correcting all of the above errors has also been recorded.

        In order to correct these errors, the Company restated its condensed consolidated financial statements for the three and nine months ended March 31, 2006, in order to reflect (a) foreign currency transaction gains of $0.5 million and losses of $2.8 million, respectively, (b) additional amortization of technology related intangible assets of $0.4 million and $1.1 million, respectively, (c) a reduction in service revenues of $0.7 million and $0.7 million, respectively (d) income tax provision decrease of less than $0.1 million and of $1.0 million, respectively, and (e) additional facility lease costs of less than $0.1 million in each period.

Impact of the Financial Statement Adjustments on the Condensed Consolidated Statement of Operations

        The following tables present the impact of the financial statement adjustments on the Company's previously reported condensed consolidated statement of operations for the three and nine months ended March 31, 2006 (in thousands, except per share data).

Condensed Consolidated Statement of Operations

	Three Months ended March 31, 2006
	As Previously Reported	Restatement Adjustments	As Restated
Software licenses	$41,750	$642	$42,392
Service and other	35,351	(614)	34,737

Total revenues	77,101	28	77,129

Cost of software licenses	4,518	—	4,518
Cost of service and other	18,231	311	18,542
Amortization of technology related intangible assets	1,776	386	2,162

Total cost of revenues	24,525	697	25,222

Gross profit	52,576	(669)	51,907

Operating costs:
Selling and marketing	21,325	290	21,615
Research and development	11,844	161	12,005
General and administrative	9,498	293	9,791
Restructuring charges	534	—	534
Loss on sales and disposals of assets	103	—	103

Total operating costs	43,304	744	44,048

Income (loss) from operations	9,272	(1,413)	7,859
Interest income, net	558	499	1,057
Foreign currency exchange gain (loss)	304	489	793

Income before provision for income taxes	10,134	(425)	9,709
Provision for income taxes	(3,083)	(12)	(3,095)

Net income	7,051	(437)	6,614
Accretion of preferred stock discount and dividend	(3,888)	—	(3,888)

Income applicable to common shareholders	$3,163	$(437)	$2,726

Basic income per share applicable to common shareholders	$0.07	$(0.01)	$0.06

Basic weighted average shares outstanding	44,561	—	44,561

Diluted income per share applicable to common shareholders	$0.06	$(0.01)	$0.05

Diluted weighted average shares outstanding	55,497	—	55,497

	Nine Months ended March 31, 2006
	As Previously Reported	Restatement Adjustments	As Restated
Software licenses	$107,757	$542	$108,299
Service and other	105,788	(543)	105,285

Total revenues	213,545	39	213,584

Cost of software licenses	12,544	93	12,637
Cost of service and other	53,334	513	53,847
Amortization of technology related intangible assets	5,331	1,065	6,396

Total cost of revenues	71,209	1,671	72,880

Gross profit	142,336	(1,632)	140,704

Operating costs:
Selling and marketing	60,596	536	61,132
Research and development	33,749	265	34,014
General and administrative	29,567	794	30,361
Restructuring charges	3,728	—	3,728
Loss on sales and disposals of assets	480	—	480

Total operating costs	128,120	1,595	129,715

Income (loss) from operations	14,216	(3,227)	10,989
Interest income, net	953	1,674	2,627
Foreign currency exchange gain (loss)	696	(2,389)	(1,693)

Income before provision for income taxes	15,865	(3,942)	11,923
Provision for income taxes	(5,803)	1,006	(4,797)

Net income	10,062	(2,936)	7,126
Accretion of preferred stock discount and dividend	(11,509)	—	(11,509)

Income applicable to common shareholders	$(1,447)	$(2,936)	$(4,383)

Basic income per share applicable to common shareholders	$(0.03)	$(0.07)	$(0.10)

Basic weighted average shares outstanding	43,843	—	43,843

Diluted income per share applicable to common shareholders	$(0.03)	$(0.07)	$(0.10)

Diluted weighted average shares outstanding	43,843	—	43,843

13.    Subsequent Event

        On May 9, 2007, the Company announced its plans to relocate its corporate headquarters from Cambridge to Burlington, Massachusetts. The relocation is intended to reduce ongoing operating costs and provide more efficient office space. The Company anticipates that the relocation will be complete by September 30, 2007, at which time the Company will cease to use the remaining 55,000 square feet it occupies in its current leased facility. The Company will incur restructuring costs consisting of the fair value of the remaining lease obligations (through September 2012), net of expected sublease income, impairment of existing leasehold improvements, and moving and relocation costs. The Company expects that the initial restructuring charge for this event to be approximately between $9-$10 million, which will be paid over the remaining lease term. This estimate will be impacted by adjustments to estimated sublease income when actual sublease terms are negotiated and differences in other assumptions. Accordingly, the actual restructuring costs may vary.

        The new lease for the corporate headquarters includes 60,000 square feet, has an initial term of approximately 7 years, an annual lease obligation of approximately $1.5 million, and a total non-cancelable lease obligation of approximately $11 million. At the end of the lease term, the Company has the option to renew for two additional 5 year terms.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Form 10-Q and in our annual report on Form 10-K, as amended, for the fiscal year ended June 30, 2006. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in "Item 1A. Risk Factors" in Part II of this Form 10-Q.

        The following discussion gives effect to the restatement discussed in Note 12 to the condensed consolidated financial statements included in this Form 10-Q. Our fiscal year ends on June 30, and references in this Form 10-Q to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2007" refers to the year ending June 30, 2007).

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

Critical Accounting Estimates and Judgments

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  •
  revenue recognition for both software licenses and fixed-fee consulting services;

  •
  impairment of long-lived assets, goodwill and intangible assets;

  •
  accounting for contingencies;

  •
  accounting for income taxes;

  •
  allowance for doubtful accounts;

  •
  accounting for securitization of installments receivable and subsequent valuation;

  •
  restructuring accruals; and

  •
  accounting for stock-based compensation.

Revenue Recognition—Software Licenses

        We recognize software license revenue in accordance with the Statement of Position of the American Institute of Certified Public Accountants Statement of Position, or SOP No. 97-2, Software

Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9, as well as the various interpretations and clarifications of those statements. When we provide professional services considered not essential to the functionality of the software, and for which Vendor Specific Objective Evidence, or VSOE, of fair value has been established, we recognize revenue for the delivered software when the basic criteria of SOP No. 97-2 are met. VSOE has been established for software maintenance services, training and professional services rates. When we provide professional services considered essential to the functionality of the software, we recognize revenue when the basic criteria of SOP No. 97-2 are met and when the services have been completed. When we provide professional services which involve significant production, modification or customization of the licensed software, we recognize such revenue and any related software licenses in accordance with SOP No. 81-1, Accounting for Performance of Construction Type and Certain Performance Type Contracts. These statements require that four basic criteria must be satisfied before software license revenue can be recognized:

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

Impairment of Long-lived Assets, Goodwill and Intangible Assets

        In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying value of long-lived assets when circumstances dictate that they should be reevaluated, based upon the expected future operating cash flows of our business. These future cash flow estimates are based on historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Historically, actual results have occasionally differed from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates, and accordingly cause a full impairment of our long-lived assets.

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we conducted our annual assessment on December 31, 2006 of the carrying value of our goodwill assets, which is based on either estimates of future income from the reporting units or estimates of the market value of the units, based on comparable recent transactions. The assessment indicated that there was no impairment of the carrying value of our goodwill assets. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future markets and operating conditions. Historically, actual results have occasionally differed from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates. In addition, the relevancy of recent transactions used to establish market value for our reporting units is based on management's judgment.

        The timing and size of any future impairment charges involves the application of management's judgment and estimates and could result in the impairment of all or substantially all of our long-lived assets, intangible assets and goodwill, which totaled $38.2 million as of March 31, 2007.

Accrual for Contingencies

        In accordance with SFAS No. 5, Accounting for Contingencies, we accrue loss contingencies if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. Significant management judgment is required in assessing the presence of potential loss contingencies, the probability of an adverse outcome, and the amount of any such estimate of an adverse outcome.

        We also accrue estimated future legal fees associated with outstanding litigation for which management has determined that it is probable that a loss contingency exists. This requires management to estimate the amount of legal fees that will be incurred in the defense of the litigation. These estimates are based heavily on our expectations of the scope, length to complete and complexity of the claims. As these factors have changed after our original estimates, we have adjusted our estimates accordingly. In the future, additional adjustments may be recorded as the scope, length or complexity of outstanding litigation changes.

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

        Significant management judgment is required in determining any valuation allowance recorded against these deferred tax assets and liabilities. The valuation allowance is based on our estimates of taxable income by jurisdiction, based upon the position we take on the related income tax returns, in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could result in a tax provision equal to the carrying value of our deferred tax assets. In fiscal 2006 and fiscal 2007 to date, we have provided a full valuation allowance for all U.S. domiciled net deferred tax assets.

Allowance for Doubtful Accounts

        We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables for which collection is doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. In determining these provisions, we analyze our historical collection experience and current economic trends as well as the status of specific receivables. If the historical data we use to calculate the allowance provided for doubtful accounts do not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be required for all or substantially all of certain receivable balances.

Accounting for Securitization of Installments Receivable

        We made judgments with respect to several variables associated with our June 2005 and September 2006 securitization transactions that had a significant impact on the valuation of our retained interest in the sold receivables as well as the calculation of the loss on the transactions. These judgments include the discount rate used to value the retained interest in the sold receivables, timing of payments, and estimates of rates of default. In determining these factors, we considered market discount rates for comparable portfolios and analyzed our historical collection experience. If the historical collection data do not reflect the future ability to collect outstanding receivables, the value of our retained interest may fluctuate.

Accounting for Restructuring Accruals

        We follow SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In accounting for these obligations, we are required to make assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. We base our estimates and assumptions on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the balance sheet.

Accounting for Stock-Based Compensation

        We adopted SFAS No. 123R, Share-Based Payment, effective July 1, 2005. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. SFAS No. 123R requires significant judgment and the use of estimates, particularly for assumptions such as stock price volatility and expected option lives as well as whether awards with performance conditions will vest to recognize stock-based compensation costs. If different assumptions were used, stock-based compensation expense and our results of operations could fluctuate significantly.

Results of Operations

        The following table sets forth the percentages of total revenues represented by certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Software licenses	54.3%	55.0%	55.0%	50.7%
Service and other	45.7	45.0	45.0	49.3

Total revenues	100.0	100.0	100.0	100.0

Cost of software licenses	4.5	5.9	4.3	5.9
Cost of service and other	23.2	24.0	22.7	25.2
Amortization of technology related intangible assets	2.0	2.8	2.2	3.0

Total cost of revenues	29.7	32.7	29.2	34.1

Gross profit	70.3	67.3	70.8	65.9

Operating costs:
Selling and marketing	29.3	28.0	27.7	28.6
Research and development	15.0	15.6	13.0	15.9
General and administrative	13.5	12.7	14.3	14.2
Restructuring charges	2.0	0.7	1.5	1.8
Loss on sale of assets	0.9	0.1	2.6	0.3

Total operating costs	60.7	57.1	59.1	60.8

Income from operations	9.6	10.2	11.7	5.1
Interest income	3.3	1.7	2.8	1.6
Interest expense	(0.2)	(0.3)	(0.3)	(0.3)
Foreign currency exchange (loss) gain	(0.2)	1.0	1.0	(0.8)

Income before provision for income taxes	12.5%	12.6%	15.2%	5.6%

Comparison of the Three and Nine Months Ended March 31, 2007 and 2006

  Total Revenues

        Total revenues for the three months ended March, 2007 increased 4.1% to $80.3 million from $77.1 million in the three months ended March 31, 2006. Total revenues for the nine months ended March 31, 2007 increased 12.8% to $241.0 million from $213.6 million in the nine months ended March 31, 2006. Total revenues from customers outside the United States were $41.4 million and $123.5 million, or 51.6% and 51.2% of total revenues for the three and nine months ended March 31, 2007, respectively, as compared to $48.3 million and $126.6 million, or 62.6% and 59.3% of total revenues, for the three and nine months ended March 31, 2006, respectively. The geographical mix of revenues can vary from period to period.

  Software License Revenues

        Software license revenues are attributable to software license renewals covering existing users and capacity, the expansion of existing customer relationships through licenses covering additional users and capacity, licenses of additional software products and, to a lesser extent, the addition of new customers. Software license revenues represented 54.3% of total revenues for the three months ended March 31, 2007 compared to 55.0% for the three months ended March 31, 2006. Revenues from software licenses in the three months ended March 31, 2007 increased 2.9% to $43.6 million from $42.4 million in the three months ended March 31, 2006. Our license revenues can vary significantly from period to period due to the timing of completion of the sale of large license contracts.

        Software license revenues represented 55.0% of total revenues for the nine months ended March 31, 2007 compared to 50.7% for the nine months ended March 31, 2006. Revenues from software licenses in the nine months ended March 31, 2007 increased 22.4% to $132.6 million from $108.3 million in the nine months ended March 31, 2006, primarily as a result of increases in license revenues for the quarter ended December 31, 2006. The increases in license revenues for the three and nine month periods primarily reflected continued strength in our energy, chemicals and engineering and construction end-markets.

  Service and Other Revenues

        Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other increased 5.5% to $36.7 million for the three months ended March 31, 2007 compared to $34.7 million for the three months ended March 31, 2006, and 3.0% to $108.5 million for the nine months ended March 31, 2007 from $105.3 million for the nine months ended March 31, 2006. The increase in service and other revenues in the three and nine month periods was primarily due to $2.2 million of revenue in the three months ended March 31, 2007, related to the completion of a customer application project milestone.

  Cost of Software Licenses

        Cost of software licenses consists of royalties, amortization of previously capitalized software development costs, costs related to the delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging. Cost of software licenses for the three months ended March 31, 2007 declined 21.0% to $3.6 million from $4.5 million for the three months ended March 31, 2006. Cost of software licenses for the nine months ended March 31, 2007 declined 17.5% to $10.4 million from $12.6 million for the nine months ended March 31, 2006. Cost of software licenses as a percentage of revenues from software licenses was 8.2% and 7.9% for the three and nine months ended March 31, 2007 respectively, as compared to 10.7% and 11.7% for the three and nine months ended March 31, 2006, respectively. The cost reductions were primarily due to a $0.6 million and $1.7 million decreases in royalty expense for the three and nine months ended March 31, 2007, respectively, associated with the completion of a long-term fixed royalty contract in June 2006.

  Cost of Service and Other

        Cost of service and other consists of the cost of consulting services and the cost of maintenance and training services, each of which is principally comprised of compensation and related expenses for personnel delivering the related services. Cost of service and other was relatively unchanged at $18.6 and 18.5 million in the three months ended March 31, 2007 and 2006, respectively. Cost of service and other for the nine months ended March 31, 2007 increased 1.6% to $54.7 million from $53.8 million for the nine months ended March 31, 2006. Cost of service and other as a percentage of revenues from service and other was 50.8% and 50.4% in the three and nine months ended March 31, 2007, respectively, as compared to 53.4% and 51.1% for the three and nine months ended March 31, 2006, respectively.

        Cost of service expense for the three months ended March 31, 2007 was relatively unchanged compared to the prior year's quarter. The $0.7 million increase in cost of service expense for the nine months ended March 31, 2007 was primarily caused by a $1.7 million increase in payroll and stock-based compensation costs from our engineers working on a customer application project, partially offset by a $1.0 million decline in payroll and stock-based compensation costs for service personnel.

  Amortization of Technology Related Intangible Assets

        Amortization of technology related intangible assets consists of the amortization from intangible assets obtained in acquisitions. Amortization of technology related intangible assets was $1.6 million and $5.2 million for the three and nine months ended March 31, 2007, respectively, as compared to $2.2 million and $6.4 million for the three and nine months ended March 31, 2006, respectively. The expense decline in the three and nine months ended March 31, 2006 was the result of certain intangible assets becoming fully amortized in a prior period. We expect the amortization of existing technology related intangible assets to decline significantly in the future for this reason.

  Selling and Marketing Expenses

        Selling and marketing expenses consist primarily of compensation and related expenses for personnel, external consultants, advertising costs and sales conferences. Selling and marketing expenses for the three months ended March 31, 2007 increased 8.7% to $23.5 million from $21.6 million for the three months ended March 31, 2006, primarily due to a $2.0 million increase in payroll and stock-based compensation costs. Selling and marketing expenses increased as a percentage of total revenues to 29.3% from 28.0%.

        Selling and marketing expenses for the nine months ended March 31, 2007 increased 9.3% to $66.8 million from $61.1 million for the nine months ended March 31, 2006, primarily due to a $2.9 million increase in payroll and stock-based compensation costs, $1.2 million in sales conference costs, $0.6 million in external commissions and $0.4 million in recruiting expenses. Selling and marketing expenses declined as a percentage of total revenues to 27.7% from 28.6%.

  Research and Development Expenses

        Research and development expenses consist primarily of compensation and related expenses for personnel and outside consultancy costs required to conduct our product development efforts, net of amounts qualifying for capitalization of software development costs. Research and development expenses for the three months ended March 31, 2007 increased 1.0% to $12.1 million from $12.0 million for the three months ended March 31, 2006, and declined as a percentage of total revenues to 15.1% from 15.6%. The increase was primarily attributable to a $1.0 million reduction in capitalized software development costs relative to the third quarter of fiscal 2006, and partially offset by a $0.4 million reduction in payroll and stock-based compensation expenses, the classification of $0.3 million of personnel costs as service expense for employees devoted to a specific customer application project. No software development costs qualified for capitalization in the third quarter of fiscal 2007.

        Research and development expenses for the nine months ended March 31, 2007 declined 7.9% to $31.3 million from $34.0 million for the nine months ended March 31, 2006 and declined as a percentage of total revenue to 13.0% to 15.9%. The expense reduction resulted from the classification of $1.7 million of personnel costs as service expense for engineers working on a specific customer application project instead of development activities, and declines of $0.3 million in payroll and stock-based compensation costs, $0.3 million in consultant expense, $0.9 million in facilities expense and $0.4 million in depreciation expense from the consolidation of facilities, partially offset by a $1.0 million reduction in capitalized software development costs.

        We capitalized software development costs that amounted to 0.0% and 8.9%, respectively, of our total engineering costs during the three and nine months ended March 31, 2007, as compared to 8.1% and 10.8% during the three and nine months ended March 31, 2006 respectively. These percentages may vary from period to period, depending upon the stage of development for the various projects in a given period.

  General and Administrative Expenses

        General and administrative expenses consist primarily of compensation and related expenses for executive, financial, administrative and legal personnel, outside professional fees and bad debt expense. General and administrative expenses for the three months ended March 31, 2007 increased 10.9% to $10.9 million from $9.8 million for the three months ended March 31, 2006. The increase in costs is primarily due to increases of $0.7 million in payroll and stock-based compensation costs, $0.6 million in legal fees and audit fees, partially offset by a $0.6 million reduction in bad debt expense.

        General and administrative expenses for the nine months ended March 31, 2007 increased 13.7% to $34.5 million from $30.4 million for the nine months ended March 31, 2006. The increase is primarily due to increases of $1.6 million in payroll and stock-based compensation costs, $3.5 million in legal and audit fees and $0.9 million in facilities expenses, partially offset by a $1.8 million reduction in bad debt expense.

  Restructuring Charges

        During the three and nine months ended March 31, 2007, we recorded $1.6 million and $3.6 million in restructuring charges primarily for severance and relocation expenses as part of the May 2005 restructuring plan in the period in which the employees were notified or the relocation occurred.

        As noted in footnote 13 to the financial statements, on May 9, 2007 we announced our plans to relocate our corporate headquarters. We expect to incur between $9-10 million in additional restructuring costs due to this relocation.

  Loss on Sales and Disposals of Assets

        Losses on sales and disposals of assets primarily result from our programs to sell our accounts and installments receivable and, to a lesser extent, from fixed asset disposals. This loss was $6.3 million during the nine months ended March 31, 2007 as compared to $0.5 million during the nine months ended March 31, 2006. This increase was primarily due to the loss of $5.7 million on the securitization of installments receivable in September 2006.

  Interest Income

        Interest income is generated from investment of cash and equivalents in interest bearing accounts, from interest earned from installment contracts on software license sales and from accretion of interest earned on the retained interest in securitized receivables. Under our installment contracts, we offer customers the option to make annual payments for term licenses or to pay in full at the beginning of the license term. Included in the annual payment option is an implicit interest rate established at the time of the license. Interest income in future periods may vary due to changes in customers electing this payment option, market interest rates and the proportion of installment contracts that we elect to retain.

        Interest income for the three and nine months ended March 31, 2007 increased to $2.7 million and $6.8 million from $1.3 million and $3.3 million for the three and nine months ended March 31, 2006. This increase primarily was due to accretion on a significantly larger retained interest in sold receivables resulting from the securitization transaction in September 2006 and higher average balances in our money market funds.

  Interest Expense

        Interest expense is generated from notes payable and from late customer collections on sold installment receivables where we pay a late fee to the bank. Interest expense was $0.1 million and

$0.8 million for the three and nine months ended March 31, 2007 and $0.3 million and $0.7 million for the three and nine months ended March 31, 2006.

  Foreign Currency Exchange Gain (Loss)

        Foreign currency exchange gains and losses are primarily incurred as a result of the revaluation of intercompany accounts denominated in foreign currencies and reflect movement in exchange rates relative to the U.S. dollar. The revaluation adjustments are primarily unrealized gains and losses as the related intercompany balances typically have not settled in cash. In the three and nine months ended March 31, 2007, we recorded a loss of $0.1 million and a gain of $2.4 million, compared to a gain of $0.8 million and a loss of $1.7 million in the three and nine months ended March 31, 2006.

  Provision for Income Taxes

        The provision for income taxes recorded during the three and nine months ended March 31, 2007 primarily related to income taxes incurred in foreign jurisdictions and foreign withholding taxes imposed on license fees paid to us from customers outside the United States, in addition to a provision for state income taxes. We do not record a net federal income tax provision on our domestic earnings since we are able to reduce those earnings by net operating loss, or NOL, carryforwards that expire at various dates from 2007 through 2025. Deferred tax assets related to the NOL carryforwards have been offset by a valuation allowance, and as a result, use of an NOL generally results in an income statement benefit to offset any federal provision. The need for the valuation allowance against these deferred tax assets is reassessed each reporting period. We have determined that we underwent an ownership change (as defined under section 382 of the Internal Revenue Code of 1986, as amended) during fiscal 2004. As such, the utilization of our Federal available NOLs and tax credits may be limited. Moreover, an ownership change might also have occurred under the laws of certain states and foreign jurisdictions in which we have generated NOLs and tax credits. Accordingly, it is possible that these NOLs and tax credits could also be limited under rules similar to those of section 382.

Liquidity and Capital Resources

Resources

        Historically, we have financed our operations principally through cash generated from operating activities, public and private offerings of securities, sales of installment contracts and borrowings under bank credit facilities. As of March 31, 2007, we had cash and cash equivalents totaling $100.8 million. We believe our current cash balances, future cash flows from our operations, and cash generated from future sales of installments receivable will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, we may need to obtain additional financing thereafter or earlier, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties, including those further described in "Item 1A. Risk Factors" in Part II of this Form 10-Q. In addition, we may seek to take advantage of favorable market conditions or change our capital structure by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

  Operating Cash Flow

        During the nine months ended March 31, 2007, operating activities provided $48.8 million of cash primarily as a result of net income of $31.9 million, non-cash expenses of $23.2 million for depreciation, amortization and stock-based compensation, $5.7 million for a non-cash loss on securitization of installments receivable and $19.4 million of cash proceeds from the September 2006 securitization of installments receivable, partially offset by a non-cash currency transaction gain on intercompany accounts of $3.0 million on intercompany accounts and cash payments of accrued expenses and accounts payable and other working capital requirements totaling $28.4 million.

        We historically have maintained arrangements providing for the sale of installments and other receivable contracts to financial institutions, most recently General Electric Capital Corporation, Bank of America and Silicon Valley Bank. Under these arrangements, both parties must agree to enter into each sale transaction and negotiate the price for each sold receivable. During the nine months ended March 31, 2007 and 2006, we sold $76.1 million and $53.6 million of installments receivable under these arrangements, respectively. As of March 31, 2007, we estimate that there was in excess of $65 million available under the arrangements. We expect to continue to have the ability to sell receivables, as the collection of the sold receivables will reduce the outstanding balance, and the availability under the arrangements can be increased. At March 31, 2007 we had a partial recourse obligation for credit exposure that was within the range of $0.1 million to $0.3 million.

        In September 2006, we entered into a $75.0 million three-year revolving securitization facility and we securitized certain outstanding installment software license receivables with a net carrying value of $32.1 million. The structure of the facility is such that the securitization qualifies as a sale. We received $19.4 million of cash and retained an interest in the sold receivables valued at $8.3 million. We also retained certain limited recourse obligations relative to the receivables valued at approximately $0.5 million. Overall, the transaction resulted in a loss of $5.7 million in the three months ended September 30, 2006 and was recorded as a loss on sales and disposals of assets in the accompanying condensed consolidated statement of operations. We classify proceeds from the sale or securitization of installment contracts or accounts receivable in operating cash flows because we consider such sales to be recurring operating activities.

  Financing Activities

        During the nine months ended March 31, 2007, cash used in financing activities was $30.0 million primarily due to the cash payment of $34.0 million for accrued dividends upon the conversion of Series D-1 and D-2 convertible preferred stock into shares of common stock in December 2006 and January 2007, partially offset by proceeds from employee stock plans.

  Credit Facility

        In January 2003, we executed a loan and security agreement with Silicon Valley Bank. This agreement provides a line of credit of up to the lesser of (a) $15.0 million and (b) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (x) $10.0 million and (y) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (8.25% at March 31, 2007). We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line fee and collateral handling fees. The lines of credit are collateralized by nearly all of our assets, but upon us achieving certain net income targets, the collateral will be reduced to a lien on our accounts receivable. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of March 31, 2007, there was $8.0 million in letters of credit outstanding under the line of credit and $11.1 million available for future borrowing. As of March 31, 2007, we were in compliance with the tangible net worth covenant and adjusted quick ratio covenants. The loan agreement expires in July 2007. We are currently in negotiations to replace or extend this loan agreement.

Requirements

  Capital Expenditures

        During the nine months ended March 31, 2007, investing activities used $4.4 million of cash as a result of the purchase of $1.7 million of property and leasehold improvements and the capitalization of $3.0 million of computer software development costs. We expect to spend an additional $1.0 million in capital expenditures in the last three months of fiscal 2007, primarily for additional purchases of software and computer equipment. We are not currently party to any purchase contracts related to future capital expenditures.

        Management is currently developing an implementation plan for system and other related changes, along with the associated cost estimates, which in part are being designed and implemented to remediate our material weaknesses and significant deficiencies. Management currently believes that the costs for such remediation activities could be material, as a substantial portion of which are expected to be the costs to upgrade our existing financial applications.

  Contractual Obligations and Requirements

        Our commitments as of March 31, 2007 consisted of debt and lease obligations primarily for our facilities (net of subleases). Other than these, there were no other material commitments for capital or other expenditures. Our obligations related to these items at March 31, 2007 were as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$2,420	$7,437	$7,570	$7,406	$6,460	$14,834	$46,127
Debt obligations	254	—	—	—	—	—	254

Total commitments	$2,674	$7,437	$7,570	$7,406	$6,460	$14,834	$46,381

        On May 9, 2007, we announced plans to relocate our corporate headquarters from Cambridge to Burlington, Massachusetts. The new lease for our corporate headquarter includes 60,000 square feet, has an initial term of approximately 7 years, an annual lease obligation of approximately $1.5 million, and a total non-cancelable lease obligation of approximately $11 million. At the end of the lease term, we have the option to renew for two additional 5 year terms. This new lease obligation is not included in the above table.

  Dividends

        In accordance with our charter, upon each conversion of shares of our Series D-1 or D-2 convertible preferred stock into common stock, we paid a cash dividend in the amount of the dividends accumulated with respect to those shares from their original issue date to the conversion date. We paid a total of $2.4 million upon the conversion of 30,000 shares of Series D-1 convertible preferred stock into 3,000,000 shares of common stock in May 2006 and an additional $27.4 million upon the conversion of the remaining 270,300 shares of Series D-1 convertible preferred stock into 27,030,000 shares of common stock in December 2006. We paid $6.6 million to the holder of our Series D-2 convertible preferred stock upon conversion of all of the 63,064 outstanding shares of such preferred stock into 6,306,400 shares of common stock in January 2007.

Summary of Restructuring Accruals

        During the three and nine months ended March 31, 2007, we recorded $1.6 million and $3.6 million, respectively in restructuring charges primarily related to severance and relocation expenses incurred in connection with office consolidations under the May 2005 restructuring plan. These expenses were recognized in the period in which the affected employees were notified or the relocation expenses were incurred.

        At March 31, 2007 total restructuring liabilities for all plans included $1.4 million for employee severance, benefits, and related costs and $14.0 million for the closure of facilities. Management anticipates that payments of $4.4 million will be made over the next twelve months and the remaining $11.0 million will be made through 2012 and funded from operations. As noted in footnote 13 to the financial statements, on May 9, 2007 we announced our plans to relocate our corporate headquarters. We expect to incur between $9-10 million in additional restructuring costs due to this relocation.

        For additional information about our restructurings, see Note 7 to the condensed consolidated financial statements included in this Form 10-Q.

Restructuring charges originally arising in Q4 FY05

        In May 2005, we initiated a plan to consolidate several corporate functions and to reduce our operating expenses. The plan to reduce operating expenses primarily resulted in headcount reductions, a termination of a contract and facilities consolidations. These actions resulted in an aggregate restructuring charge of $3.8 million recorded in the fourth quarter of fiscal 2005. During the year ended June 30, 2006, we recorded an additional $1.8 million related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that are recognized in the period in which the affected employees were notified, the relocation expenses were incurred, or we ceased use of the affected facilities. During the three and nine months ended March 31, 2007, we recorded an additional $1.5 million and $3.7 million, respectively, primarily in severance and relocation expenses for employees that were notified or relocation expenses that were incurred during the period.

        Under this restructuring plan, we have yet to incur charges related to the closure of certain offices and relocation of certain employees included in the planned actions. We expect that these charges will be approximately $3.9 million and will primarily be incurred by September 2007.

        As of March 31, 2007, there was $1.4 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the nine months ended March 31, 2006, the following activity was recorded (in thousands):

Fiscal 2005 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2006	$99	$513	$612
Restructuring charge	26	1,369	1,395
Restructuring charge—Accretion	1	—	1
Payments	(64)	(680)	(744)

Accrued expenses, September 30, 2006	62	1,202	1,264
Restructuring charge	(38)	807	769
Restructuring charge—Accretion	1	—	1
Payments	22	(603)	(581)

Accrued expenses, December 31, 2006	47	$1,406	$1,453
Restructuring charge	644	857	1,501
Payments	(623)	(946)	(1,569)

Accrued expenses, March 31, 2007	$68	$1,317	$1,385

Expected final payment date	September 2007	September 2007

  Restructuring charges originally arising in Q4 FY04

        As of March 31, 2007, there was $5.5 million remaining in accrued expenses relating to the remaining severance obligations and lease payments for charges recorded in fiscal 2004. During the nine months ended March 31, 2007, the following activity was recorded (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities and Contract Exit Costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2006	$6,855	$192	$7,047
Change in estimate—Revised assumptions	21	—	21
Restructuring charge—Accretion	65	—	65
Payments	(583)	(79)	(662)

Accrued expenses, September 30, 2006	6,358	113	6,471
Change in estimate—Revised assumptions	(209)	30	(179)
Restructuring charge—Accretion	87	—	87
Payments	(613)	—	(613)

Accrued expenses, December 31, 2006	$5,623	143	$5,766
Change in estimate—Revised assumptions	113	(37)	76
Restructuring charge—Accretion	84	1	85
Payments	(410)	—	(410)

Accrued expenses, March 31, 2007	$5,410	$107	$5,517

Expected final payment date	September 2012	September 2008

Restructuring charges originally arising in Q2 FY03

        As of March 31, 2007, there was $8.5 million remaining in accrued expenses relating to the remaining lease payments. During the nine months ended March 31, 2007, the following activity was recorded (in thousands):

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities
Accrued expenses, June 30, 2006	$9,966
Change in estimate—Revised assumptions	(38)
Payments	(387)

Accrued expenses, September 30, 2006	9,541
Change in estimate—Revised assumptions	(57)
Payments	(467)

Accrued expenses, December 31, 2006	9,017
Change in estimate—Revised assumptions	(70)
Payments	(450)

Accrued expenses, March 31, 2007	$8,497

Expected final payment date	September 2012

Inflation

        Inflation has not had a significant impact on our operating results to date and we do not expect inflation to have a significant impact during the last three months of fiscal 2007.

Off-Balance-Sheet Arrangements

        We enter into arrangements for the sale of installment and other receivable contracts to financial institutions. These arrangements assist us in financing our operations and meeting our working capital needs. In June 2005 and September 2006 we entered into transactions in which we securitized installment software license receivable contracts with a net carrying value of $71.2 million and $32.1 million, respectively, on the date of the transaction. As part of these transactions, we formed wholly owned, unconsolidated subsidiaries to which we transferred the contracts.

        Under Item 303(a)(4) of SEC Regulation S-K, the term "off-balance sheet arrangement" includes a contractual arrangement under which a company transfers assets to an unconsolidated entity but retains an interest in those assets that serves as credit, liquidity or market risk support to the unconsolidated entity with respect to those assets. In selling installment and other receivable contracts in the June 2005 and September 2006 transactions, we retained an interest in the contracts sold and also retained certain limited recourse obligations relative to those contracts. Our retained interests in those contracts may be considered to serve as credit, liquidity or market risk support to the transferee entities, in which case the June 2005 and September 2006 transactions would constitute off-balance sheet arrangements within the meaning of Item 303(a)(4).

        In connection with the September 2006 transaction, we entered into a three-year revolving facility under which we can effect additional securitization transactions, subject to applicable conditions. Each such transaction may be viewed as an off-balance sheet arrangement within the meaning of Item 303(a)(4).

Recent Accounting Pronouncements

        In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is "more-likely-than-not" based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. We believe that the implementation of FIN 48 and changes in our tax positions may reduce our reported net operating loss carryforwards and change our foreign tax credit carryforwards. We must adopt FIN 48 on July 1, 2007 and any change in net assets upon adoption will be recognized as an adjustment to retained earnings (accumulated deficit) on that date. We have not yet determined the impact that the adoption of FIN 48 will have on our consolidated financial statements.

        In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality. SAB No. 108 is effective for fiscal years beginning after November 15, 2006. We believe that the initial adoption of SAB No. 108 will not have a material impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the effect, if any, that the application of SFAS No. 157 will have on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the effect, if any, that the application of SFAS No. 159 will have on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents Portfolio

        We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not use derivative financial instruments in our investment portfolio. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses. At March 31, 2007 all of the instruments in our investment portfolio were included in cash and cash equivalents as follows (in thousands):

Fair Value at March 31, 2007
Cash and Cash Equivalents	$100,836
Weighted Average Interest Rate	3.34%

Impact of Foreign Currency Rate Changes

        We have local operations primarily in Europe, Canada and the Asia-Pacific region. During the first nine months of fiscal 2007, the U.S. dollar weakened against the Euro and British pound, and strengthened against the Japanese Yen and Canadian dollar. The translation of our intercompany balances and foreign subsidiary assets and liabilities are recorded as unrealized transaction gains and losses in our statement of operations as foreign currency gain (loss) unless such balances qualify for accounting as a translation adjustment within stockholders' equity. Foreign exchange forward contracts are purchased to hedge certain customer accounts and installment receivable amounts (both held and sold) denominated in a foreign currency, and as such do not typically incur significant gains or losses due to changes in exchange rates.

Foreign Exchange Hedging

        We enter into foreign exchange forward contracts to mitigate our exposure to currency fluctuations on customer installments receivable denominated in foreign currencies. We do not use derivative financial instruments for speculative or trading purposes. We had $31.3 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Euro and Canadian currencies, which represented underlying customer installments receivable transactions at March 31, 2007. The underlying customer installments receivable transactions consist of assets carried on our balance sheet and assets that were transferred to our subsidiaries as part of the securitizations of installments receivable for which we have assumed the exposure associated with changes in foreign exchange rates. At each balance sheet date, the foreign exchange forward contracts and the related installments receivable denominated in foreign currencies are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings and were not material for the three and nine months ended

March 31, 2006 and 2007. We do not anticipate any material adverse effect on our consolidated financial position, operating results or cash flows resulting from the use of these instruments. There can be no assurance, however, that these strategies will be effective or that transaction losses can be limited or forecasted accurately.

Installment Receivables

        Our installments receivable that we own and our retained interest in securitized installments receivable are financial instruments subject to market risk from changes in interest rates. We do not expect that fluctuations in rates would significantly impact such assets in a particular period. We carry such assets on an amortized cost basis.

        The following table summarizes our forward contracts to sell foreign currencies for U.S. dollars at March 31, 2007. All of these contracts represented customer accounts and installments receivable. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at March 31, 2007.

Currency	Average Contract Rate	Forward Amount in U.S. Dollars	Contract Origination Date	Contract Maturity Date
		(in thousands)
Euro	1.31	$20,106	Various: May 06—Mar. 07	Various: Apr. 07—Mar. 08
British Pound Sterling	1.94	5,360	Various: May 06—Mar. 07	Various: Apr. 07—Mar. 08
Japanese Yen	113.24	3,724	Various: May 06—Mar. 07	Various: May 07—Dec. 07
Canadian Dollar	1.16	1,835	Various: Oct. 06—Mar. 07	Various: Apr. 07—Mar. 08
Swiss Franc	1.22	310	Various: May 06—Feb. 07	Various: Apr. 07—May 07

Total		$31,335

Item 4.    Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        We previously reported six material weaknesses in our internal control over financial reporting as of June 30, 2006, which were described in Item 9A and Management's Report on Internal Control Over Financial Reporting (as revised) in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2006.

        The six material weaknesses as of June 30, 2006 and March 31, 2007 were the following:

  •
  inadequate and ineffective controls over the periodic financial close process;

  •
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

        A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In addition to these six material weaknesses, management identified seven significant deficiencies in our internal control over financial reporting as of March 31, 2007.

        Management's Report on Internal Control Over Financial Reporting (as revised) in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2006 described certain remediation initiatives designed to address the six previously reported material weaknesses. During the nine months ended March 31, 2007, we continued to design enhancements to our controls and implemented a limited number of changes to our internal control environment. We have implemented or expect to implement the changes described below during fiscal 2007 and 2008, and will design and implement additional changes as considered appropriate, which are intended to remediate the material weaknesses and other deficiencies which existed as of June 30, 2006 and March 31, 2007. We expect to test the effectiveness of such changes in connection with our annual testing of the effectiveness of internal controls. As a result of the six previously reported material weaknesses in our internal control over financial reporting, which were not remediated as of March 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

        The remedial measures implemented by us to date will not in and of themselves remediate the material weaknesses and significant deficiencies, and certain of these remedial measures will require some time to be fully implemented or to take full effect. Prior to the remediation of these material weaknesses, there remains a more than remote risk that the transitional controls, described below, on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Management currently estimates that certain of the remedial measures described herein can be completed in the near term and will be implemented in the current fiscal year ending June 30, 2007. These steps are indicated as such, below.

        Other remedial measures, such as the upgrade of our existing financial applications, are longer term in nature and will continue into our fiscal year 2008. Management is currently developing the implementation plan for the system and other related changes, along with the associated cost estimates. Management currently believes that the costs for such remediation activities could be material, as a substantial portion of which are expected to be the costs to upgrade our existing financial applications.

        During the quarter ended March 31, 2007, we made the following changes in our internal control over financial reporting to address our previously reported material weaknesses and to further strengthen our internal controls relative to addressing other deficiencies. These changes in our internal control over financial reporting have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        In order to improve controls over the periodic financial close process, we:

  •
  revised and implemented financial policies related to the review of account reconciliations and strengthened approval requirements for the review of estimates and judgments and adjustments to the general ledger; and

  •
  hired an Accounting Manager with expertise in the financial close process and controls.

        In order to improve controls over the accounting for foreign currency transactions related to our foreign subsidiaries, we made changes to the financial closing process to ensure that translation and transaction gains and losses related to our foreign subsidiaries are prepared and reviewed in accordance with generally accepted accounting principles.

        In addition, we are continuing to plan and enhance our infrastructure and related processes to strengthen our internal control over financial reporting and address our material weaknesses as described below.

        In order to improve controls over the periodic financial close process we intend to:

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

  •
  standardize our closing process in all locations across the company, including the consolidation of regional accounting responsibilities; and

  •
  increase the frequency of review of accounts receivable sub-ledger reporting to ensure timely disposition of reconciling items, including credit balances and past due amounts, before June 30, 2007.

        In order to improve controls in the accounts receivable function over the process to record customer invoice payments timely and accurately, we intend to:

  •
  continue our assessment of the adequacy of the financial applications and supporting processes and organizational structure deployed to service accounts receivable which have been sold, before June 30, 2007.

        In order to improve controls over the accounting for income taxes, we intend to further enhance our policies and procedures for determining and documenting income tax liabilities and deferred income tax assets and liabilities, as well as for preparing income tax provision calculations.

        If the remedial measures described above are insufficient to address any of the six identified material weaknesses, or additional deficiencies that may arise in the future, material misstatements in our interim or annual financial statements may occur in the future. We are currently implementing an enhanced controls environment intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures, including regular reviews, to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weakness could have the effects described in "Item 1A. Risk Factors—In preparing our consolidated financial statements for fiscal 2006 and each of the two succeeding quarters, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy effectively the six material weaknesses identified as of March 31, 2007 could result in material misstatements in our financial statements" in Part II of this Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Securities and Exchange Commission and U.S. Attorney's Cffice Criminal Complaint

        In January 2007, the Securities Exchange Commission (SEC) filed a civil enforcement action in Massachusetts federal district court alleging securities fraud and other violations against three of our former executive officers, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in our originally filed consolidated financial statements for fiscal 2000 through 2004, which we restated in March 2005. We and each of these former executive officers received "Wells Notice" letters of possible enforcement proceedings by the SEC. On the same day the SEC complaint was filed, the U.S. Attorney's Office for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of these transactions. Mr. McQuillin pled guilty in March 2007 and is awaiting sentencing. The SEC enforcement action and the U.S. Attorney's Office criminal action do not involve our company or any of our current officers or directors. We can provide no assurance, however, that the U.S. Attorney's Office, the SEC or another regulatory agency will not bring an enforcement proceeding against us, our officers and employees or additional former officers and employees based on the restated consolidated financial statements. We continue to cooperate with the SEC and the United States Attorney.

  Class Action and Opt Out Suits

        In March 2005, as a result of our prior accounting for certain software license and service agreements, we restated our consolidated financial statements for fiscal 1999 through 2004, including the interim quarters of fiscal 2003 and 2004.

        Following this restatement, we and certain of our then-current and former officers and directors were named defendants in securities class action and derivative lawsuits filed in Massachusetts federal district court, alleging that our consolidated financial statements that were restated constituted violations of the Securities Exchange Act and claiming material misstatements concerning our financial condition and results. The court approved a settlement with the class in March 2006.

        Members of the class representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period, opted out of the March 2006 settlement and therefore may bring or have brought their own state or federal law claims against us, which we refer to as opt-out claims, based on the restated results referenced in the earlier class action. Separate opt-out claims have been filed on behalf of the holders of approximately 1.1 million shares, including claims of securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements. If not dismissed or settled on terms acceptable to us, we plan to defend the opt-out claims vigorously.

Derivative Suits

        In connection with the preparation of our consolidated financial statements for fiscal 2006, a subcommittee of independent members of the board of directors determined that certain stock option grants during fiscal 1995 through 2004 were accounted for incorrectly and concluded that stock-based compensation associated with certain grants was misstated in fiscal 1995 through 2005 and the nine months ended March 31, 2006.

        On September 27, 2006, a derivative action lawsuit, captioned Rapine v. McArdle, et al., Civil Action No. 06-3455, was filed in Massachusetts superior court. The complaint alleges, among other things, that the former and current director and officer defendants authorized, modified or failed to halt backdating of stock options in breach of their fiduciary duties. On October 16, 2006, the defendants removed the action to Massachusetts federal district court and moved to dismiss the complaint. On October 30, 2006, the purported stockholder plaintiff filed an amended complaint, asserting derivative claims for breach of fiduciary duty, unjust enrichment, insider trading, violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act and corporate waste. On November 10, 2006, the defendants moved to dismiss the amended complaint, for, among other things, failure to make a demand on the board. On April 24, 2007, the court denied defendants' motion to dismiss. Defendants have filed a motion for reconsideration. We cannot estimate the ultimate outcome of the case at this preliminary stage.

        On February 23, 2007, a purported derivative action lawsuit, captioned Risberg v. McArdle et al., 07-CV-10354, was filed in Massachusetts federal district court. The complaint alleges, among other things, that certain former and current directors and officers authorized, were aware of, or received allegedly backdated stock options. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act, corporate waste and breach of contract. On March 9, 2007, the defendants filed a motion to dismiss the complaint on the grounds that the plaintiff had failed to make the requisite pre-suit demand on the board. The court has not ruled on the motion to dismiss. We cannot estimate the ultimate outcome of the case at this preliminary stage.

FTC Settlement and Related Honeywell Litigation

        In December 2004, we entered into a consent decree with the Federal Trade Commission, or FTC, with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, we entered into an agreement with Honeywell International, Inc., which we refer to as the Honeywell agreement, pursuant to which we transferred our operator training business and our rights to the intellectual property of various legacy Hyprotech products. In addition, we transferred our AXSYS product line to Bentley Systems, Inc.

        We are subject to ongoing compliance obligations under the FTC consent decree. The FTC has issued subpoenas and other demands for information, and is obtaining deposition testimony and documents related to whether we have complied with the FTC consent decree. Ensuring our continued compliance with the FTC consent decree may subject us to increased legal fees and other expenses and obligations. If the FTC were to determine that we have not complied with our obligations under the consent decree, we could be subject to one or more of a variety of penalties, fines, injunctive relief and other remedies, any of which might materially limit our ability to operate under our current business plan and might have a material adverse effect on our operating results and financial condition.

        In March 2007, we were served with a complaint and petition to compel arbitration filed by Honeywell in New York State Supreme Court. The complaint alleges that we failed to comply with our obligations to deliver certain technology under the Honeywell purchase agreement referred to above, that we owe approximately $800,000 to Honeywell under the agreement and that Honeywell is entitled to the approximately $1.2 million retained by Honeywell under the holdback provisions of the agreement, plus unspecified monetary damages arising from contracts assumed under the agreement. We believe the claims to be without merit and intend to defend the claims vigorously. However, it is possible that the resolution of the claims may have an adverse impact on our financial position and results of operations.

  Other

        We are currently defending claims that certain of our software products and implementation services have failed to meet customer expectations. These claims amount to more than $10 million in the aggregate. Such claims are currently subject to arbitration and litigation proceedings. We believe these claims to be without merit, and are defending the claims vigorously. Furthermore, from time to time we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business.

        We are currently unable to determine whether resolution of any of the above matters will have a material adverse impact on the Company's financial position or results of operations, or in many cases reasonably estimate the amount of the loss, if any, that may result from resolution of these matters. However, the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows.

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
  the size of customer orders;

  •
  changes in the mix of our license revenues and service revenues;

  •
  the timing of introductions of new solutions and enhancements by us and our competitors;

  •
  seasonal weakness in the first quarter of each fiscal year (which for us is the three months ending September 30), primarily caused by a slowdown in business in some of our international markets;

  •
  the timing of our investments in new product development;

  •
  the mix of domestic and international sales;

  •
  our continued ability to sell long-term installments receivable;

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

        Since a substantial majority of our expenses are fixed, we are not able to adjust our spending quickly enough to compensate for any revenue shortfall in any given quarter and any revenue shortfall would likely have a disproportionately adverse effect on our operating results. We expect that the factors listed above will continue to affect our operating results for the foreseeable future. Because of the factors listed above, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

        Because license and implementation fees for our software products are substantial and the decision to purchase our products typically involves members of our customers' senior management, the sales process for our solutions is lengthy and can exceed one year. Accordingly, the timing of our license revenues is difficult to predict, and the delay of an order could cause our quarterly revenues to fall substantially below our expectations and those of public market analysts and investors. Moreover, to the extent that we succeed in licensing our integrated aspenONE product suite rather than stand-alone software products, our sales cycle may lengthen, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. Delays in sales could cause significant shortfalls in our revenues and operating results for any particular period.

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

        Adverse changes in the economy and global economic and political uncertainty have previously caused delays and reductions in information technology spending by our customers and a consequent deterioration of the markets for our products and services, particularly our manufacturing/supply chain product suites. If adverse economic conditions occur, we would likely experience reductions, delays and postponements of customer purchases that will negatively impact our revenue and operating results.

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

Securities litigation and government investigations based on our restatement of our software accounting practices may subject us to substantial damages and expenses, may require significant management time and may damage our reputation.

        In March 2005, as a result of our prior accounting for certain software license and service agreements, we restated our consolidated financial statements for fiscal 1999 through 2004, including the interim quarters of fiscal 2003 and 2004.

        Following this restatement, we and certain of our then-current and former officers and directors were named defendants in securities class action and derivative lawsuits filed in Massachusetts federal district court, alleging that our consolidated financial statements that were restated constituted violations of the Securities Exchange Act and claiming material misstatements concerning our financial condition and results. In March 2006, the court approved a $5.6 million settlement with the class, of which we paid $1.9 million and our insurance carrier paid $3.7 million.

        Members of the class representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period, opted out of the March 2006 settlement and therefore may bring or have brought their own state or federal law claims against us, which we refer to as opt-out claims, based on the restated results referenced in the earlier class action. Separate opt-out claims have been filed on behalf of the holders of approximately 1.1 million shares, including claims of securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements. We can provide no assurance as to the outcome of these opt-out claims or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against us for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business.

        In January 2007, the SEC filed a civil enforcement action in Massachusetts federal district court alleging securities fraud and other violations against three of our former executive officers, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in our originally filed consolidated financial statements for fiscal 2000 through 2004, which we restated in March 2005. We and each of these former executive officers received "Wells Notice" letters of possible enforcement proceedings by the SEC. On the same day the SEC complaint was filed, the U.S. Attorney's Office for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of these transactions. Mr. McQuillin pled guilty in March 2007 and is awaiting sentencing. The SEC enforcement action and the U.S. Attorney's Office criminal action do not involve our company or any of our current officers or directors. We can provide no assurance, however, that the U.S. Attorney's Office, the SEC or another regulatory agency will not bring an enforcement proceeding against us, our officers and employees or additional former officers and employees based on the restated consolidated financial statements. Any such proceeding would divert the resources of management and could result in significant legal expenses and judgments against us for significant damages. In addition, even if we are successful in defending against such an enforcement action, such a proceeding may cause our customers, employees and investors to lose confidence in our company, which could result in significant costs to us and adversely affect the market price of our common stock.

        We are required to advance legal fees (subject to undertakings of repayment if required) and may be required to indemnify certain of our current or former directors and officers (including one or more of the three former executive officers discussed above) in connection with civil, criminal or regulatory proceedings or actions, and such indemnification commitments may be costly. Our director and officer liability insurance policies provide only limited liability protection relating to such actions against us and certain of our officers and directors and may not cover director and officer indemnification. If these policies do not adequately cover expenses and certain liabilities relating to any proceeding or lawsuit, or if we are unable to achieve a favorable settlement thereof, our financial condition could be materially harmed. Also, increased premiums could materially harm our financial results in future periods. Our inability to obtain coverage due to prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any potential future liabilities ordinarily mitigated by director and officer liability insurance.

A determination that we have failed to comply with our existing consent decree with the Federal Trade Commission could have a material adverse effect on our business and financial condition.

        In December 2004, we entered into a consent decree with the Federal Trade Commission, or FTC, with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, we entered into an agreement with Honeywell International, Inc., which we refer to as the Honeywell agreement, pursuant to which we transferred our operator training business and our rights to the intellectual property of various legacy Hyprotech products. In addition, we transferred our AXSYS product line to Bentley Systems, Inc.

        We are subject to ongoing compliance obligations under the FTC consent decree. The FTC has issued subpoenas and other demands for information, and is obtaining deposition testimony and documents related to whether we have complied with the FTC consent decree. Ensuring our continued compliance with the FTC consent decree may subject us to increased legal fees and other expenses and obligations. If the FTC were to determine that we have not complied with our obligations under the consent decree, we could be subject to one or more of a variety of penalties, fines, injunctive relief and other remedies, any of which might materially limit our ability to operate under our current business plan and might have a material adverse effect on our operating results and financial condition.

        In March 2007, we were served with a complaint and petition to compel arbitration filed by Honeywell in New York state supreme court. The complaint alleges that we failed to comply with our obligations to deliver certain technology under the Honeywell agreement, that we owe approximately $800,000 to Honeywell under the agreement and that Honeywell is entitled to the approximately $1.2 million retained by Honeywell under the holdback provisions of the agreement, plus unspecified monetary damages arising from contracts assumed under the agreement. Any such proceeding could divert the resources of management, result in significant damages and expenses and impair our operating results.

In preparing our consolidated financial statements for fiscal 2006 and each of the two succeeding quarters, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy effectively the six material weaknesses identified as of March 31, 2007 could result in material misstatements in our financial statements.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management identified six material weaknesses in our internal control over financial reporting as of December 31, 2006. A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

        The material weaknesses identified by management as of March 31, 2007 consisted of:

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

        As a result of these material weaknesses, our management concluded as of March 31, 2007 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

        Of these material weaknesses, four were initially identified during the preparation of our consolidated financial statements for fiscal 2006, one was identified during the preparation of our consolidated financial statements for the first quarter of fiscal 2007 and one was identified during the preparation of our consolidated financial statements for the second quarter of fiscal 2007. In addition to these six material weaknesses, management identified seven significant deficiencies in our internal control over financial reporting as of March 31, 2007.

        We are implementing remedial measures designed to address the six material weaknesses and seven significant deficiencies identified as of March 31, 2007. If these remedial measures are insufficient to address these material weaknesses and significant deficiencies, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation and our common stock may be delisted from The NASDAQ Global Market. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our annual reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses and significant deficiencies identified or that any additional material weaknesses and significant deficiencies or additional restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Claims and litigation based on our restatement of our consolidated financial statements due to our prior accounting for stock-based compensation may require that we incur substantial additional expenses and expend significant additional management time.

        In connection with the preparation of our consolidated financial statements for fiscal 2006, a subcommittee of independent members of the board of directors determined that certain stock option grants during fiscal 1995 through 2004 were accounted for incorrectly and concluded that stock-based compensation associated with certain grants was misstated in fiscal 1995 through 2005 and the nine months ended March 31, 2006. As a result of these errors, some of our employees realized nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and therefore became subject to an excise tax on the value of the options in the year in which they vest.

        On September 27, 2006, a derivative action lawsuit, captioned Rapine v. McArdle, et al., Civil Action No. 06-3455, was filed in Massachusetts superior court. The complaint alleges, among other things, that the former and current director and officer defendants authorized, modified or failed to halt backdating of stock options in breach of their fiduciary duties. On October 16, 2006, the defendants removed the action to Massachusetts federal district court and moved to dismiss the complaint. On October 30, 2006, the purported stockholder plaintiff filed an amended complaint, asserting derivative claims for breach of fiduciary duty, unjust enrichment, insider trading, violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act and corporate waste. On November 10, 2006, the defendants moved to dismiss the amended complaint, for, among other things, failure to make a demand on the board. On April 24, 2007, the court denied defendants' motion to dismiss. Defendants have filed a motion for reconsideration.

        On February 23, 2007, a purported derivative action lawsuit, captioned Risberg v. McArdle et al., 07-CV-10354, was filed in Massachusetts federal district court. The complaint alleges, among other things, that certain former and current directors and officers authorized, were aware of, or received allegedly backdated stock options. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act, corporate waste and breach of contract. On March 9, 2007, we filed a motion to dismiss the complaint on the grounds that the plaintiff had failed to make the requisite pre-suit demand on the board. The court has not ruled on the motion to dismiss.

        We can provide no assurances as to the outcome of these lawsuits and we may be named as a defendant in additional securities litigation or derivative lawsuits by current or former stockholders based on the restated consolidated financial statements. Further, we may be subject to claims relating to adverse tax consequences with respect to stock options covered by the restatement. Defending against current and potential claims will likely require significant attention and resources of management and could result in significant legal expenses.

Our international operations are complex and if we fail to manage those operations effectively, the growth of our business would be limited and our operating results would be adversely affected.

        As of March 31, 2007 we had 29 offices in 20 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign subsidiary operations, we could face difficulties managing our international operations. We also rely, to a lesser extent, on distributors and resellers to sell our products and market our services internationally, and our inability to manage and maintain those relationships would limit our ability to generate revenue outside the United States. The complexities of our operations also require us to make significant financial expenditures to ensure that our operations are compliant with regulatory requirements in numerous foreign jurisdictions. To the extent we are unable to manage the various risks associated with our complex international operations effectively, the growth and profitability of our business may be adversely affected.

Our business may suffer if we fail to address challenges associated with transacting business internationally.

        Customers outside the United States accounted for approximately 60% of our total revenues from in each of fiscal 2005 and 2006 and approximately 50% of our total revenues in the first nine months of fiscal 2007. We anticipate that revenues from customers outside the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

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

  •
  Our plant operations software competes with products of companies such as ABB, Honeywell, Invensys, Rockwell and Siemens and components of SAP's product offerings.

  •
  Our supply chain management software competes with products of companies such as Honeywell, i2 Technologies, Manugistics (a subsidiary of JDA Software Group) and Infor and components of SAP's supply chain offering.

        As we expand our engineering solutions into other markets we may face competition from companies that we have not typically competed against in the past or competition from companies in areas where we have not competed in the past, such as Dassault Systems, Oracle, SAP and Siemens.

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

        We may be subject to significant damages and expenses because of liability claims related to our products and services. The sale and implementation of certain of our software products and services, particularly in the areas of advanced process control, supply chain and optimization, entail the risk of product liability claims and associated damages. Our software products and services are often integrated with our customers' networks and software applications and are used in the design, operation and management of manufacturing and supply chain processes at large facilities, often for mission critical applications. Any errors, defects, performance problems or other failure of our software could result in significant liability to us for damages or for violations of environmental, safety and other laws and regulations. We are currently defending claims that amount to approximately $10 million in the aggregate that our software products and implementation services have failed to meet customer expectations. Such claims are currently subject to arbitration and litigation proceedings. In addition, our software products and implementation services could continue to give rise to warranty and other claims. We currently are unable to determine whether resolution of any of these matters will have a material adverse impact on our financial position or results of operations, or, in many cases, reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters.

        Our agreements with our customers generally contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions in our agreements may not be effective as a result of federal, foreign, state or local laws or ordinances or unfavorable judicial decisions. A substantial product liability judgment against could materially and adversely harm our operating results and financial condition. Even if our software is not at fault, a product liability claim brought against us could be time consuming, costly to defend and harmful to our operations. In addition, although we carry general liability insurance, our current insurance coverage may be insufficient to protect us from all liability that may be imposed under these types of claims.

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

        Claims of alleged infringement may have a material adverse effect on our business and may discourage potential customers from doing business with us on acceptable terms, if at all. Defending against claims of infringement may be time-consuming and may result in substantial costs and diversion of resources, including our management's attention to our business. Furthermore, a party making an infringement claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software or require that we re-engineer some or all of our products. Claims of intellectual property infringement also might require us to enter costly royalty or license agreements. We may be unable, however, to obtain royalty or license agreements on terms acceptable to us or at all. Our business, operating results and financial condition could be harmed significantly if any of these events occurred, and the price of our common stock could be adversely affected. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. Although we carry general liability insurance, our current insurance coverage may not apply to, and likely would not protect us from, all liability that may be imposed under any of the types of claims described above.

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

        For example, we recognize software license revenue in accordance with SOP No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9, and in accordance with SOP No. 81-1. The accounting profession continues to discuss certain provisions of relevant accounting literature with the objective of providing additional guidance on potential interpretations related to software revenue recognition and "multiple element arrangements" in which a single contract includes a software license, a maintenance services agreement and/or other "elements" that are bundled together in a total offering to the customer. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of revenue recognition.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

        Our ability to establish and maintain a position of technology leadership in the highly competitive software market depends in large part upon our ability to attract and retain highly qualified managerial, sales, technical and accounting personnel. Competition for qualified personnel in the software industry is intense. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Moreover, we have recently hired a significant number and percentage of the personnel in key areas of our operations, such as accounting and finance. Our management will need to devote significant attention and resources to strengthen relationships among these personnel, and our ability to grow our business will be impaired if these personnel are not able to work together effectively. Our future success will depend in large part on our ability to attract, integrate and retain a sufficient number of highly qualified personnel, and there can be no assurance that we will be able to do so.

We have experienced changes in our senior management that could affect our business and operations.

        We have made significant changes in our senior management team, including most recently the hiring of a new chief financial officer in September 2006. Because of these significant changes, our management team may not be able to work together effectively to successfully develop and implement our business strategies and financial operations. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our new management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.

If we are unable to develop or maintain strategic alliance relationships, our revenue growth, operating results, financial condition or cash flows may be materially and adversely affected.

        An element of our growth strategy is to establish strategic alliances with selected third-party resellers, agents and systems integrators, which we refer to collectively as resellers, that market, sell and/or integrate our products and services.

        It is possible that our existing relationships with current resellers might be terminated by us or the resellers, or that we will not adequately train and enter into agreements with, a sufficient number of qualified resellers, or that potential resellers may focus their efforts on marketing competing products to the process industries.

        In addition, the cessation or termination of certain relationships, by us or a reseller, may subject us to material liability and/or expense. This material liability and/or expense includes potential payments due upon the termination or cessation of the relationship by us or a reseller, costs related to the establishment of a direct sales presence or development of a new agent in the territory. No such events of termination or cessation have occurred. We are not able to reasonably estimate the amount of any such liability and/or expense if such event were to occur, given the range of factors that could affect the ultimate determination of the liability. Actual payments could be in the range of zero to $20 million. If any of the foregoing were to occur, our future revenue growth could be limited or we may be subject to litigation and liability claims such that our operating results, cash flows and financial condition could be materially and adversely affected.

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

        In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against companies. This type of litigation could result in substantial liability and costs and divert management's attention and resources.

Sales of shares of common stock issued on conversion of our Series D-1 convertible preferred stock may result in a decrease in the price of our common stock.

        As of March 31, 2007, 15 private equity funds managed by Advent International Corporation held 30,027,336 shares of our common stock, which were issued upon their conversion of our previously outstanding Series D-1 convertible preferred stock. The funds have the right to demand that we file on their behalf up to four registration statements covering those shares of common stock. Pursuant to a demand letter we received from the funds in May 2006, we filed with the SEC on April 9, 2007 a registration statement on Form S-1 relating to a proposed underwritten offering by the funds of 18,000,000 shares of our common stock, together with an additional 2,700,000 shares of common stock subject to an overallotment option to be granted by the funds to the underwriters. If the funds proceed with this offering or any other public offering pursuant to a registration statement, the sale of shares into the public market could cause a decline in the trading price of our common stock.

        The funds will continue to hold a substantial number of shares of our common stock regardless of whether the currently proposed offering is completed. Sales by the funds of shares of our common stock in the public market, whether pursuant to a registration statement, Rule 144 under the Securities Act or otherwise, or the perception that those sales could occur, could adversely affect the market price of our common stock.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our business plan.

        We expect that our current cash balances, future cash flows from operations, and continued ability to sell installment receivable contracts will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may need to obtain additional financing thereafter or earlier, however, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, fewer sales of installment contracts, unanticipated expenses, or other unforeseen difficulties.

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

Funds managed by Advent International Corporation own a substantial portion of our common stock that may afford them significant influence over our affairs.

        As of March 31, 2007, 15 private equity funds managed by Advent International Corporation held 30,027,336 shares of common stock, which represented 34.1% of our outstanding common stock. These funds acquired the common stock upon conversion of our Series D-1 convertible preferred stock. In addition, three of our seven current directors previously were elected by these funds in their prior capacities as holders of shares of Series D-1 convertible preferred stock.

        As a result, the funds, acting together, would have the ability to delay or prevent a change in control of our company that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

        These provisions include:

  •
  limitations on the removal of directors;

  •
  a classified board of directors so that not all members of our board are elected at one time;

  •
  advance notice requirements for stockholder proposals and nominations;

  •
  the inability of stockholders to act by written consent or to call special meetings;

  •
  the ability of our board of directors to make, alter or repeal our by-laws; and

  •
  the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a rights plan, or a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

        These provisions could:

  •
  have the effect of delaying, deferring or preventing a change in control of our company or a change in management that stockholders may consider favorable or beneficial;

  •
  discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions, and;

  •
  limit the price that investors might be willing to pay in the future for shares of our common stock.

        We have also adopted a stockholder rights plan that could significantly dilute the equity interests of a person seeking to acquire control of our company without the approval of the board of directors.

Item 4.    Submission of Matters to a Vote of Security Holders

        We held our 2006 Annual Meeting of Stockholders on December 7, 2006. Our stockholders approved the following proposal by the votes specified below.

        Proposal 1—The election of two Class I Directors to three-year terms.

Nominee	Votes For	Votes Withheld
Mark E. Fusco	33,926,255	13,388,580
Gary E. Haroian	43,160,979	4,153,856

        The terms of office of the following directors, who were not up for re-election at the 2006 Annual Meeting of Stockholders, continued after the 2006 Annual Meeting of Stockholders: Donald P. Casey, Stephen M. Jennings, Joan C. McArdle, Michael Pehl and David M. McKenna.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
10.1	Twelfth Loan Modification Agreement, dated as of January 12, 2007 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.2	Eighth Loan Modification Agreement (EXIM), dated as of January 12, 2007 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.3	Ninth Amendment to Non-Recourse Receivables Purchase Agreement, dated as of January 12, 2007 between Silicon Valley Bank and Aspen Technology, Inc.	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: May 10, 2007	By:	/s/ MARK E. FUSCO Mark E. Fusco President and Chief Executive Officer
Date: May 10, 2007	By:	/s/ BRADLEY T. MILLER Bradley T. Miller Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
10.1	Twelfth Loan Modification Agreement, dated as of January 12, 2007 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.2	Eighth Loan Modification Agreement (EXIM), dated as of January 12, 2007 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.3	Ninth Amendment to Non-Recourse Receivables Purchase Agreement, dated as of January 12, 2007 between Silicon Valley Bank and Aspen Technology, Inc.	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1
	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2
	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X