Form 10-K
period 2007-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2008-04-11
CIK 929940

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-24786

Aspen Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2739697 (I.R.S. Employer Identification Number)
200 Wheeler Road Burlington, Massachusetts (Address of Principal Executive Offices)	01803 (Zip Code)

Registrant's telephone number, including area code:
 781-221-6400

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of December 29, 2006, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by nonaffiliates of the registrant was $541,346,943 based on a total of 49,124,042 shares of common stock held by nonaffiliates and on a closing price of $11.02 on December 29, 2006 for the common stock as reported on The NASDAQ Global Market.

         As of April 9, 2008, 89,991,155 shares of common stock were outstanding.

        This Form 10-K restates portions of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as originally filed with the SEC on September 28, 2006, as amended by Amendment No. 1 thereto filed with the SEC on November 14, 2006 and Amendment No. 2 thereto filed with the SEC on March 15, 2007.

        aspenONE, Aspen Plus, HYSYS, AspenTech and DMCPlus are our registered trademarks. Aspen PIMS, Aspen Icarus, AspenSmartStep, Aspen Plant Scheduler, Aspen Supply Planner, Aspen Advisor and Aspen Orion are our trademarks.

        This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that all forward-looking statements involve risks and uncertainties, many of which are beyond our control, including the factors set forth under "Item 1A. Risk Factors." Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and there can be no assurance that actual results will be the same as those indicated by the forward-looking statements included in this Form 10-K. In light of significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

EXPLANATORY NOTE

        In this Form 10-K, we are restating (a) our consolidated financial statements as of June 30, 2006 and for the years ended June 30, 2006 and 2005, as set forth in "Financial Statements and Supplementary Data" in Item 8 of this Form 10-K in Note 17, and (b) our condensed consolidated financial statements for the first three quarters of the year ended June 30, 2007 and each of the quarters in the year ended June 30, 2006, as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results" in Item 7 of this Form 10-K. The financial data included in "Selected Financial Data" in Item 6 of this Form 10-K have also been restated.

        Subsequent to the issuance of our consolidated financial statements for the year ended June 30, 2006 (as previously restated), and as previously announced on June 11, 2007, we identified errors related to the accounting for sales of customer installment and trade receivables to financial institutions or unconsolidated special purpose entities, which we refer to as "receivable sale facilities." The sales of receivables were designed to meet "true sale" criteria for legal and accounting purposes. The transferred receivables serve as collateral under the receivable sales facilities and limited recourse exists against us in the event that the underlying customer does not pay. These transactions historically had been accounted and reported as sales of assets for accounting purposes, rather than as secured borrowings. As further described below, however, we should not have derecognized the receivables and should have recorded the cash received from the transfer of such assets as a secured borrowing in our consolidated balance sheet, as we effectively retained control of these assets for accounting purposes. As further discussed below, we also identified other errors related to revenue recognition, income tax accounting and classification of preferred stock dividends and accretion.

        We effectively retained control for accounting purposes of the transferred assets as a result of engaging in new transactions with our customers to sell additional software and/or extend the terms of existing license arrangements, which were the basis for these installment receivables. The new transactions would sometimes consolidate the remaining balance of the outstanding receivables with additional amounts due under the new or extended software license arrangement. Some receivable sale facilities allowed for this consolidation, subject to a limit, which was exceeded. Other receivable sale facilities did not allow for this method of consolidation. Accordingly, the amount and/or method of consolidation of these receivables resulted in the lack of legal isolation of the assets from us, which is one of the requirements to achieve and maintain sale accounting treatment under Statement of Financial Accounting Standards, or SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." We believe that for accounting purposes, we retained control of the receivables transferred to the receivable sales facilities for each of the years in the three-year period ended June 30, 2007 and that none of the sales of receivables during this period qualified for sale accounting treatment under the provisions of SFAS No. 140. This accounting conclusion does not alter the arrangements with our customers, and we do not believe that the accounting conclusion has changed our relationship with the financial institutions, including the limited recourse that such financial institutions have against us beyond the transferred receivables.

        Our previous accounting treatment was to inappropriately account for these transactions as sales of assets. Accordingly, under our previous accounting treatment, we immediately recognized any gains and losses upon the transfer of assets and then recorded a "retained interest in sold receivables" for our continuing interest, if any, which was initially recorded at the estimated fair value. Our retained interest in sold receivables was subject to periodic accretion of this interest (recorded through interest income) through the term of the respective arrangement. No recognition of the transferred receivables or any debt obligation was recognized for these transactions.

        To correct these errors, we have recorded the transferred receivables, which are reported as "collateralized receivables" on our consolidated balance sheet, and a secured debt obligation for the amount of cash received from the receivable sale facilities. There are no gains and losses recognized upon the transfer of these assets and any costs incurred have now been recorded as debt issuance costs. We now recognize interest income from the retained installments receivable and interest expense on the secured borrowing. The previous accounting for the retained interest in the transferred installments receivables, including the accretion included in interest income, has been eliminated as the entire interest in the receivables has been included in our consolidated balance sheet. Bad debt provisions related to the transferred receivables are now reflected in our consolidated statements of operations. We have also recorded the currency exchange gains or losses on installments receivable that were previously not recorded. The funding received from the receivable sales facilities was previously recorded as cash flows from operations in our consolidated statements of cash flows. We have corrected the presentation to include the proceeds from and repayments of the secured borrowings as components of cash flows from financing activities in the consolidated statements of cash flows. Repayments of secured borrowings and operating cash flows from collateralized receivables are recognized upon customer payment of amounts due.

        In addition, we identified other errors in our previously reported financial statements in the course of preparing the consolidated financial statements for the year ended June 30, 2007. These errors relate to the timing of revenue recognition, corrections to our income tax accounting, classification of preferred stock dividends and accretion, and other items. Errors in the timing of revenue recognition primarily relate to the inappropriate application of American Institute of Certified Public Accountants Statement of Position, or SOP No. 97-2, "Software Revenue Recognition" for certain arrangements that bundled software licenses with services. For these bundled arrangements, we determined that the service element could not be accounted for separately from the software. We had deferred revenue recognition related to the license component until the services arrangements were complete, instead of recognizing revenue under the arrangements as services were performed. In other arrangements, we determined that service revenue was recognized prior to the delivery of the software license, and we did not have vendor specific objective evidence, or VSOE, of fair value for the undelivered license or the price on the arrangement was not fixed and determinable. In addition, revenue was recognized in fiscal 2005 where collection was not probable as the customer did not have the ability to pay until the software was implemented for an end user or specified upgrades were provided. Further, a change in the terms of an agreement occurring in fiscal 2006 was not previously recorded and should have been reflected in fiscal 2006. We have corrected these errors and recognized revenue over the period the services were performed for these bundled arrangements or when the criteria for revenue recognition were met.

        We also identified errors in our historical income tax accounting for certain international tax obligations, primarily arising from errors in the application of the Company's transfer pricing policies for transactions among consolidated subsidiaries, failure to properly account for deemed dividends from our consolidated subsidiaries as a result of the lack of settlement of intercompany transactions, errors in the accounting for revaluation of foreign currency denominated transactions, and other errors. We have corrected the calculation of our tax provisions for these obligations in the applicable year, including recognition of interest and penalties attributable to the adjusted tax provisions.

        In addition, in the calculation and disclosure of deferred tax balances, the majority of which are subject to a full valuation allowance, errors were identified in these balances and resulted in the incorrect disclosure of our deferred taxes and the related offsetting valuation allowance within the income tax footnote. These disclosures, along with any changes in balances reflected, are being restated as of June 30, 2006 in the income tax footnote. The primary components which are being restated are the federal and state loss carryforwards, foreign tax credits and other errors in the calculation of deferred tax balances. In addition, the disclosure of the tax net operating loss should have excluded all excess tax benefits arising from the stock compensation deductions, which upon realization, would be reflected in additional paid-in capital. As a result, the disclosure of domestic tax loss carryforwards has been reduced by $32.4 million and foreign tax credit carryforwards have increased by $19.0 million as of June 30, 2006. Other net deferred tax balances were increased by a total of $12.9 million. As these deferred tax assets had and continue to have a full valuation allowance, corrections to the disclosure of our deferred taxes and the related offsetting valuation allowance had an immaterial impact on our consolidated balance sheets, statements of operations, and statements of cash flows.

        We also identified that dividends and accretion on outstanding preferred stock has not been properly classified within its stockholders' equity accounts. As we have been in an accumulated deficit position, the dividends and accretion on preferred stock should have been classified as a reduction in additional paid-in capital as opposed to increasing the accumulated deficit. As a result of this error, additional paid-in capital was overstated and accumulated deficit was overstated as of June 30, 2004, 2005 and 2006 by $28.3 million, $42.8 million, and $58.1 million, respectively.

        In order to correct the errors described above, we have restated our consolidated balance sheet as of June 30, 2006 primarily to reflect (a) the recording of $211.3 million in collateralized receivables, (b) the related recording of $182.4 million in secured borrowings supported by this collateral, (c) the elimination of the $19.0 million in retained interest in sold receivables (d) additional taxes payable of $15.1 million and other accrued liabilities of $2.3 million and (e) $58.1 million reclassification between additional paid-in capital and accumulated deficit. We have restated our consolidated statements of operations for the years ended June 30, 2005 and 2006 primarily to reflect (a) additional interest income related to the collateralized receivables of $12.8 million in the year ended June 30, 2005 and $14.9 million in the year ended June 30, 2006, (b) additional interest expense related to the secured borrowings of $12.6 million in the year ended June 30, 2005 and $18.5 million in the year ended June 30, 2006, (c) decreases in losses on sale and disposals of assets of $14.4 million in the year ended June 30, 2005 and $0.6 million in the year ended June 30, 2006 related to the elimination of losses previously recorded from the transfer of installment and accounts receivable accounted for as a sale, (d) additional provisions for bad debt associated with the collateralized receivables of $2.6 million in the year ended June 30, 2005 and $1.8 million in the year ended June 30, 2006, (e) a decrease in revenue related to certain arrangements that bundled software licenses with services of $0.1 million in the year ended June 30, 2005 and an increase of $1.7 million in the year ended June 30, 2006, (f) a decrease in revenue related to errors in the timing of revenue recognition of $0.8 million in the year ended June 30, 2005 and $0.4 million in the year ended June 30, 2006 and (g) additional provisions for income taxes of $6.8 million in the year ended June 30, 2005 and $3.2 million in the year ended June 30, 2006. The corresponding impacts on the consolidated statements of cash flows have been reflected for the years ended June 30, 2005 and 2006.

PART I

Item 1.    Business

        This Form 10-K and our other reports filed with or furnished to the SEC are available free of charge through our internet site (http://www.aspentech.com) as soon as practicable after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

        We were initially incorporated in 1981 and reincorporated in Delaware in 1998. For more than 25 years, we have had a track record of innovation and technology leadership in the process industries. Our customer base of over 1,500 process manufacturers includes the 30 largest petroleum companies in the world, the 50 largest chemical companies, 14 of the 15 largest pharmaceutical companies and 14 of the 16 largest engineering and construction firms that service the process industries. As of June 30, 2007, we operated globally through 29 offices in 22 countries. We sell our products primarily through a direct sales force, and we have established a number of strategic relationships to leverage our internal sales and marketing efforts, enhance the breadth of our solutions and expand our implementation capabilities.

Industry Background

        The process industries consist of oil and gas, petroleum, chemicals, pharmaceuticals and other industries that produce products from a chemical process. Process manufacturers face a number of significant challenges that are specific to each industry. To succeed in an increasingly competitive global environment, process manufacturers must simultaneously reduce costs and increase efficiency, responsiveness and customer satisfaction. Because process manufacturing tends to be asset-intensive, increases in profitability in these industries depend substantially upon reducing the costs of raw materials, energy and capital. Given the large production volumes typical in the process industries and the relatively low profit margins characteristic of many sectors within the process industries, even relatively small reductions in raw material or energy requirements or small improvements in input costs, throughput or product yields can significantly increase the profitability of process manufacturers.

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

Petroleum

        In the downstream petroleum industry, prices, capacity utilization and operating margins are all reaching record highs. As a result, there is tremendous pressure on refineries to optimize their output, maximize their product mix and minimize their inventory levels throughout the system. At the same time, petroleum companies are recognizing that the legacy IT systems that resulted from the mergers and acquisitions of the 1990s are inadequate. Instead, they are increasingly investing in integrated software suites that can provide better visibility into all aspects of the production process, from inventory levels throughout the system to quality and production information as well as market dynamics. This enables them to keep lower amounts of inventory on hand, make better buy vs. make vs. trade decisions and maximize capacity utilization at the refinery level taking into account both volume and product mix. In addition, the need for accurate integrated information is further exacerbated by a proliferation of regional product specifications, a volatile market, and increasingly stringent environmental regulations.

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

Chemicals

        The chemical industry produces bulk chemicals that are true commodities with little or nothing to differentiate one company's offering from another. The market is global and highly competitive. Producers routinely invest to build highly specialized, continuous process plants that reduce production costs to a minimum. They must continue to invest over a plant's lifetime to ensure it remains cost-competitive with newer units. The most successful companies find ways to differentiate themselves through product quality, customer responsiveness and operating efficiency.

        Chemical companies face a number of strategic challenges. They need to maximize the returns from their expensive assets. They must manage wide swings in feedstock (raw material) costs and high energy costs. Due to global industrial consolidation, they face increasingly concentrated and powerful competitors and customers, placing enormous pressures on their operating margins. This pressure has eroded the advantages once enjoyed by companies with established market, technology or regional positions. In the face of such intense pressure, producers have only a limited ability to raise prices and must instead focus on optimizing their product mix and minimizing their costs throughout the production process.

        To respond to these pressures many large chemical manufacturers are looking to replace the "patchwork" of point solutions that they currently use to design facilities and optimize production with solutions that can address operational costs as a single, interrelated whole, much in the same way that enterprise resource planning, or ERP, systems squeezed costs from the interrelated transactions that define back office business processes.

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

        Today, process manufacturers are seeking tools to help them improve their operating performance, competitive position and responsiveness to increasingly volatile raw material and end markets. For example, while rising oil prices provide an opportunity for petroleum refiners to raise their prices, they also increase the cost of operating energy-intensive manufacturing facilities. These dynamics are creating demand for intelligent decision-support products that can provide an accurate real-time understanding of a plant's capabilities, as well as accurate planning and collaborative forecasting information.

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

        Substantial process industry expertise.    By developing software for the process industries for more than 25 years, we believe we have amassed the world's largest collection of process industry domain knowledge to develop and implement software solutions for our customers. Our employees have pioneered many of the most significant advances that today are considered industry-standard software applications across a wide variety of engineering, plant operations and supply chain applications. Our services and development staff are recognized experts in delivering value to our customers based on the practical experience they have gained from supporting IT installations for more than 1,500 process manufacturers worldwide.

        This significant base of chemical engineering expertise, process manufacturing experience and industry know-how serves as the foundation for the proprietary solution methods, physical property models and data estimation techniques embedded in our software solutions. We continually enhance our software applications through extensive interaction with our customers, some of which have worked with our products for more than twenty years. To complement our software expertise, we have assembled a staff, totaling approximately 230 project engineers as of June 30, 2007, to provide implementation, advanced process control, real-time optimization, supply chain management and other consulting services. We believe this consulting team is one of the largest and most experienced collection of experts on process manufacturing operations in the world.

        Large and valuable customer base.    We view our customer base of more than 1,500 process manufacturers as an important strategic asset and as evidence of one of the strongest franchises in the industry. We count among our customers the world's 50 largest chemical companies, the world's 30 largest petroleum refiners, and 14 of the world's 15 largest pharmaceutical companies. We also have numerous leading customers in other vertical markets. In addition, 14 of the 16 largest engineering and construction firms that serve the process industries use our design software. These relationships enable us to identify and develop or acquire solutions that best meet the needs of our customers, and they are a valuable part of our efforts to penetrate the process industries with new software solutions. We believe significant opportunities exist for continued penetration of strategic enterprise-wide products, particularly for our plant operations and supply chain management products. As process manufacturers increasingly focus on integration and optimization of their operations, we expect many of our existing customers to be among the first to implement our newly-developed enterprise solutions.

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

        Build on our technology leadership by delivering an integrated suite of scalable vertical industry solutions.    We intend to build on our proven technology leadership and installed base by delivering integrated solutions targeted at specific vertical segments, which provide a broader set of capabilities and deliver a higher value proposition to existing and prospective customers. With the October 2004 release of aspenONE, we became the first software vendor to provide an integrated suite of engineering, plant operations and supply chain management software applications for process manufacturing. The aspenONE framework provides an integration layer that enables our products to work together to provide our customers with access to critical operational information more immediately. As a result, aspenONE has been adopted by a number of leading chemical and energy companies.

        Maintain and strengthen our market leadership for stand-alone solutions.    We intend to maintain and strengthen our competitive position for stand-alone applications in engineering, plant operations and supply chain management by continuing to develop and enhance our existing offerings to respond to competitive pressures and our customers' needs. During fiscal 2006 we delivered substantial new functionality in each major product area, and further enhancements are planned for forthcoming product releases.

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

        Leverage strategic alliance relationships.    Alliances are an important part of our strategy to help us accelerate the time it takes to bring products to market and provide us with additional resources to implement enterprise solutions. We have alliances with Accenture, Intergraph, Microsoft and Schlumberger. We intend to continue to work with a select number of strategic alliances that will help us increase our sales and implementation effectiveness.

Products: Software and Services

        We provide software and services that enable our customers to optimize the profitability of their manufacturing operations. Our software is based upon proprietary empirical models of chemical manufacturing processes and the equipment used in those processes that provide highly accurate representations of the chemical and physical properties of a broad range of materials typically encountered in the process industries. These models and the associated knowledge captured in the supporting IT systems provide real-time, intelligent decision support across the entire process manufacturing enterprise.

        Our solutions are focused on three primary business areas: engineering, plant operations, and supply chain management, and are delivered both as stand-alone solutions and as part of the integrated aspenONE product suite. The aspenONE framework provides an integration layer that enables our engineering, plant operations and supply chain products to be integrated in modular fashion so that data can be shared among them and additional modules can be added as the customer's requirements evolve. The result is enterprise-wide access to real-time, model-based information that enables manufacturers to forecast or simulate the economic impact of potential actions and make better, faster and more profitable operating decisions.

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

        Our engineering solutions are used on the process engineer's desktop to design and improve plants and processes. Our customers use our engineering software and services during both the design and ongoing operation of their facilities to model and improve the way they develop and deploy manufacturing assets. Our products enable our customers to improve their return on capital, improve physical plant operating performance and bring new products to market more quickly. See below for a listing of our principal engineering products.

        Our engineering tools are based on an open environment and are implemented on Microsoft's operating systems. Implementation of our engineering products does not typically require substantial consulting services, although services may be provided for customized model designs and process synthesis.

        Plant operations.    Our plant operations products focus on optimizing companies' day-to-day process industry activities, enabling them to make better, more profitable decisions and improve plant performance. The process industries' typical production cycle offers many opportunities for optimizing profits. Process manufacturers must be able to address a wide range of issues driving execution efficiency and cost, from selecting the right feedstock and raw materials, to production scheduling, to identifying the right balance among customer satisfaction, costs and inventory. Our plant operations products support the execution of the optimal operating plan in real time. Our plant operations solutions include desktop applications, IT infrastructure and services that enable companies to model, manage and control their plants more efficiently, helping them to make better-informed, more profitable decisions. These solutions help companies make decisions that can reduce fixed and variable costs in the plant, improve product yields, procure the right raw materials and evaluate opportunities for cost savings and efficiencies in their operations. See below for a listing of our principal plant operations products.

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

        Our engineering software products represented approximately 65% of our software license revenue in each of fiscal 2006 and fiscal 2007, while our plant operations and supply chain management solutions represented approximately 35% of our software license revenue in each of fiscal 2006 and fiscal 2007.

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
• Increased asset utilization
• Increased production flexibility and agility
• More efficient execution of capital projects
Plant Operations	• Production Management & Execution • Planning, Scheduling & Blending • Advanced Process Control • Real-Time Optimization • Performance Management	• Aspen DMCPlus • Aspen SmartStep • Aspen PIMS • Aspen Orion • Aspen InfoPlus.21 • Aspen Advisor
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

        Our software products can be linked with a customer's existing ERP products and DCS to further improve a customer's ability to gather, analyze and use the resulting information across the process manufacturing lifecycle. Our products provide decision support tools that use real-time plant information to determine the best economic alternative for the enterprise. These decisions cannot be adequately made by simply analyzing historical data from ERP systems or from disparate software applications that are not integrated. By modeling future operational behavior, using consistent data and models of their facilities, our products provide our customers with a path to capturing economic value and materially improving profitability.

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

        As of June 30, 2007, we employed a staff of approximately 230 project engineers to provide consulting services to our customers. We believe this large team of experienced and knowledgeable project engineers provides an important source of competitive differentiation. We primarily hire as project engineers individuals who have obtained doctoral or master's degrees in chemical engineering or a related discipline or who have significant relevant industry experience. Our employees include experts in fields such as thermophysical properties, distillation, adsorption processes, polymer processes, industrial reactor modeling, the identification of empirical models for process control or analysis, large-scale optimization, supply distribution systems modeling and scheduling methods.

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

        In addition to these strategic alliances, we are focused on developing new channel partners, including resellers, agents and systems integrators, that can help us increase sales in regions and markets that we do not effectively reach with our direct sales force. Historically, most of our license sales have been generated through our direct sales force.

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

        During fiscal 2005, 2006 and 2007, we incurred research and development costs of $47.3 million, $44.3 million and $42.7 million respectively, which represented 17.6%, 15.1% and 12.5% of total revenues, respectively. As of June 30, 2007, we employed a product development staff of approximately 365 people.

Customers

        Our software solutions are installed at the facilities of more than 1,500 customers worldwide. These customers include process manufacturers and the engineering and construction firms that provide services to them. The following table sets forth a partial selection of our customers from which we generated at least $300,000 of revenues in fiscal 2006 or 2007. For fiscal 2007, the percentages of our license revenue derived from specific vertical markets were approximately as follows: 40% from oil and gas and petroleum, 30% from chemicals, 20% from engineering and construction design firms and 10% from other segments of the process industries, the largest of which were pharmaceutical and consumer packaged goods.

Oil and gas / petroleum
BP
Chevron Corporation
Citgo Petroleum Corporation
ENI
Exxon Mobil
PDVSA
Petrobas
Petro-Canada
Reliance Industries

Repsol YPF
Shell Oil Company
SK Corp
Sinopec
StatOil
Sunoco
Total
Valero

Engineering and construction
Bechtel Group
Chiyoda Corporation
Fluor Enterprises
Foster Wheeler
Jacobs Engineering Group,
Lurgi
Worley International

Chemicals
BASF
BP
Braskem
The Dow Chemical Company
DSM
Mitsubishi Rayon Engineering
Mitsui Chemicals
Nova Chemicals
Owens Corning
Shell
Sumitomo Chemicals

Pharmaceuticals
Aventis Pharma
Bayer Corporation
GlaxoSmithKline
Merck & Co.
Pfizer

Consumer goods
PepsiCo
Procter & Gamble

        No customer accounted for 10% or more of our total revenue in fiscal 2005, 2006 or 2007.

Sales and Marketing

        We employ a value-based sales approach, offering our customers a comprehensive suite of software and service products that enhance the efficiency and productivity of their process manufacturing operations. We have increasingly focused on selling our products as a strategic investment for our customers and therefore devote an increasing portion of our sales efforts at senior management levels, including senior decision makers in manufacturing, operations and technology. Our aspenONE solution strategy supports this value-based approach by broadening the scope of optimization across the entire spectrum of operations and expanding the use of process models in the operations environment by linking engineering, plant and business systems to improve our customers' visibility into their manufacturing operations. We believe our development of new vertical-specific integrated solutions will help us to better address the top concerns of senior executives.

        Because the complexity and cost of our products often result in extended sales cycles, we believe that the development of long-term, consultative relationships with our customers is essential to a successful selling strategy. To develop these relationships, we focus our worldwide sales force on a defined set of strategic accounts. In North America, we have organized our sales force around specific vertical markets. In the rest of the world, the sales force is organized around specific countries or regions.

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

        Our overall sales force, which consists of quota carrying sales account managers, sales services personnel, business support engineers, partner organization personnel, industry business unit professionals, marketing personnel and support staff, consisted of approximately 385 people on June 30, 2007.

        We supplement our direct sales efforts with a variety of marketing initiatives, including public relations activities, customer relationship programs, internet marketing, campaigns to promote awareness among industry analysts, user groups and events.

        We also license our software products at a substantial discount to universities that agree to use our products in teaching and research. We believe that students' familiarity with our products will stimulate future demand once the students enter the workplace. More than 500 universities use our software products in undergraduate instruction.

Competition

        Our markets in general are highly competitive and are characterized by rapid technological change. We expect the intensity of competition in our markets to increase in the future as existing competitors enhance and expand their product and service offerings and as new participants enter the market. Increased competition may result in price reductions, reduced profitability and loss of market share. We cannot assure you that we will be able to compete successfully against existing or future competitors. Some of our customers and companies with which we have strategic relationships also are, or in the future may be, competitors of ours.

        Many of our current and potential competitors have greater financial, technical, marketing, service and other resources than we have in a particular market segment or overall. Companies with greater financial resources may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. They also may adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners.

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

        Our primary competitors differ between our three principal product areas:

  •
  Our engineering software competes with products of businesses such as ABB, Chemstations, Honeywell, KBC, Shell Global Solutions, Simulation Sciences (a division of Invensys) and WinSim (formerly ChemShare). As we expand our product line, we may face competition from companies that we have not typically competed against in the past, such as Dassault Systemes, Oracle, SAP and Siemens.

  •
  Our plant operations software competes with products of companies such as ABB, Honeywell, Invensys, Rockwell and Siemens and components of SAP's offering.

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

        We believe the key competitive differentiator in our industry is the value, or return on investment, that our software and services provide. We seek to develop and offer an integrated suite of targeted, high-value vertical industry solutions that can be implemented with relatively limited service requirements. We believe this approach provides us with an advantage over many of our competitors, which offer software products that are more service-based. The principal competitive factors in our industry also include:

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

        The laws of many countries in which our products are licensed may not protect our products and intellectual property rights to the same extent as the laws of the United States. The laws of many countries in which we license our products protect trademarks solely on the basis of registration. We currently possess a limited number of trademark registrations in selected foreign jurisdictions and have applied for certain foreign copyright and patent registrations to protect our products in foreign jurisdictions where we conduct business.

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

Employees

        As of June 30, 2007, we had a total of 1,291 full-time employees. Of this total, 721 were located in the United States and 570 were located internationally. None of our employees are represented by a labor union, except that approximately 11 employees of Hyprotech UK Ltd belong to Prospect Union. We have experienced no work stoppages and believe that our employee relations are satisfactory.

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

  •
  seasonal weakness in the first quarter of each fiscal year (which for us is the three months ending September 30), primarily caused by a seasonal slowdown in business in some of our international markets;

  •
  the timing of our investments in new product development;

  •
  the mix of domestic and international sales;

  •
  our continued ability to sell long-term installments receivable;

  •
  changes in our operating expenses;

  •
  implementation of new quotation and order entry applications and procedures for the automation of our contracting process; and

  •
  fluctuating economic conditions, particularly as they affect companies in the oil and gas, chemicals, petrochemicals and petroleum industries.

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

        Since a substantial majority of our expenses are fixed in advance of a particular quarter, we are not able to adjust our spending quickly enough to compensate for any revenue shortfall in any given quarter and any such shortfall would likely have a disproportionately adverse effect on our operating results for that quarter. We expect that the factors listed above will continue to affect our operating results for the foreseeable future. Because of the factors listed above, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

We derive a majority of our total revenues from customers in or serving the oil and gas, chemicals, petrochemicals and petroleum industries, which are highly cyclical, and our operating results may suffer if these industries experience an economic downturn.

        We derive a majority of our total revenues from companies in or serving the oil and gas, chemicals, petrochemicals and petroleum industries. Accordingly, our future success depends upon the continued demand for manufacturing optimization software and services by companies in these process manufacturing industries. The oil and gas, chemicals, petrochemicals and petroleum industries are highly cyclical and highly reactive to the price of oil, as well as general economic conditions.

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

        In addition, in the past worldwide economic downturns and pricing pressures experienced by oil and gas, chemical, petrochemical and petroleum companies have led to consolidations and reorganizations. These downturns, pricing pressures and reorganizations have caused delays and reductions in capital and operating expenditures by many of these companies. These delays and reductions have reduced demand for products and services like ours. A recurrence of these industry patterns, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in these industries, could harm our operating results in the future.

Securities and derivative litigation and government investigations based on our restatement of our consolidated financial statements due to our prior software accounting practices may subject us to substantial damages and expenses, may require significant management time and may damage our reputation.

        In January 2007, the SEC filed a civil enforcement action in Massachusetts federal district court alleging securities fraud and other violations against three of our former executive officers, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. We and each of these former executive officers received "Wells Notice" letters of possible enforcement proceedings by the SEC. On the same day the SEC complaint was filed, the U.S. Attorney's Office for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of those transactions. Mr. McQuillin pled guilty to securities fraud in March 2007 and was sentenced in October 2007.

        On July 31, 2007, we entered into a settlement order with the SEC resolving the Wells Notice we received. Under the settlement order, we agreed to cease and desist from violations of certain provisions of the federal securities laws, and to comply with certain undertakings. No civil penalty was assessed by the SEC in connection with that settlement order, and we have not admitted or denied any wrongdoing in connection with that settlement order.

        We continue to cooperate with the SEC and U.S. Attorney's Office. The SEC enforcement action and the U.S. Attorney's Office criminal action do not involve our company or any of our current officers or directors. We can provide no assurance, however, that the U.S. Attorney's Office, the SEC or another regulatory agency will not bring an enforcement proceeding against us, our officers and employees or additional former officers and employees based on the consolidated financial statements that were restated in March 2005.

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

        We are required to advance legal fees (subject to undertakings of repayment if required) and may be required to indemnify certain of our current or former directors and officers (including one or more of the three former executive officers discussed above) in connection with civil, criminal or regulatory proceedings or actions, and such indemnification commitments may be costly. Our executive and organization liability insurance policies provide only limited liability protection relating to such actions against us and certain of our officers and directors and may not cover the costs of director and officer indemnification or other liabilities incurred by us. If these policies do not adequately cover expenses and liabilities relating to any proceeding or lawsuit, or if we are unable to achieve a favorable settlement thereof, our financial condition could be materially harmed. Also, increased premiums could materially harm our financial results in future periods. Our inability to obtain coverage due to prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any potential future liabilities ordinarily mitigated by such liability insurance.

        In March 2006, we settled class action litigation, including related derivative claims, arising out of our restated consolidated financial statements that include the periods referenced in the SEC enforcement action and the criminal complaint discussed above. Members of the class who opted out of the settlement (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period) may bring or have brought their own state or federal law claims against us, which we refer to as opt-out claims.

        Separate actions have been filed on behalf of the holders of approximately 1.1 million shares who either opted out of the class action settlement or were not covered by that settlement. The claims in those actions include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action. Those actions are:

  •
  Blecker, et al. v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, which is an "opt out" claim asserted by persons who received 248,411 shares of our common stock in an acquisition;

  •
  Feldman v. Aspen Technology, Inc., et al., filed on July 17, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-3021-BLS2 in that court, which is an "opt out" claim asserted by an individual who received 323,324 shares of our common stock in an acquisition; and

  •
  380544 Canada, Inc., et al. v. Aspen Technology, Inc., et al., filed on February 15, 2007 in the federal district court in Manhattan and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, which is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement.

        The damages sought in these actions total more than $20 million, not including claims for treble damages and attorneys' fees. If these actions are not dismissed or settled on terms acceptable to us, we plan to defend the actions vigorously. We can provide no assurance as to the outcome of these opt-out claims or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against us for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business.

        On December 1, 2004, a derivative action lawsuit captioned Caviness v. Evans, et al., Civil Action No. 04-12524, referred to as the Derivative Action, was filed in Massachusetts federal district court as a related action to the first filed of the putative class actions subsequently consolidated into the class action described above. The complaint, as subsequently amended, alleged, among other things, that the former and current director and officer defendants caused us to issue false and misleading financial statements, and brought derivative claims for the following: breach of fiduciary duty for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On August 18, 2005, the court granted the defendants' motion to dismiss the Derivative Action for failure of the plaintiff to make a pre-suit demand on the board of directors to take the actions referenced in the Derivative Action complaint, and the Derivative Action was dismissed with prejudice.

        On April 12, 2005, we received a letter on behalf of another purported stockholder, demanding that the board take actions substantially similar to those referenced in the Derivative Action. On February 28, 2006, we received a letter on behalf of the plaintiff in the Derivative Action, demanding that we take actions referenced in the Derivative Action complaint. The board responded to both of the foregoing letters that the board has taken the letters under advisement pending further regulatory investigation developments, which the board continues to monitor and with which we continue to cooperate. In its responses, the board also requested confirmation of each person's status as one of our stockholders and, with respect to the most recent letter, also referred the purported stockholder to the March 2006 settlement in the class action.

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

        We are subject to ongoing compliance obligations under the FTC consent decree. We have been responding to requests by the Staff of the FTC for information relating to the Staff's investigation of whether we have complied with the consent decree. In addition, the FTC is considering whether to commence litigation against the Company arising from the Company's alleged failure to comply with certain aspects of the decree. If the FTC or a court were to determine that we have not complied with our obligations under the consent decree, we could be subject to one or more of a variety of penalties, fines, injunctive relief and other remedies, and associated legal fees and expenses, any of which might materially limit our ability to operate under our current business plan and might have a material adverse effect on our operating results and financial condition.

        In March 2007, we were served with a complaint and petition to compel arbitration filed by Honeywell in New York State Supreme Court. The complaint alleges that we failed to comply with our obligations to deliver certain technology under the Honeywell agreement referred to above, that we owe approximately $800,000 to Honeywell under the agreement and that Honeywell is entitled to some portion of the $1.2 million retained by Honeywell under the holdback provisions of the agreement, plus unspecified monetary damages arising from contracts assumed under the agreement. We believe the claims to be without merit and intend to defend the claims vigorously, and to pursue payment of the $1.2 million retained under the holdback provisions of the agreement. However, it is possible that the resolution of the claims may have an adverse impact on our financial position and results of operations.

In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy effectively the five material weaknesses identified as of June 30, 2007 could result in material misstatements in our financial statements.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. Our management identified five material weaknesses in our internal control over financial reporting as of June 30, 2007. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        The material weaknesses identified by management as of June 30, 2007 consisted of:

  •
  Inadequate and ineffective controls over the periodic financial close process;

  •
  Inadequate and ineffective controls over the accounting for transfers of customer installment and accounts receivables under receivable sale facilities;

  •
  Inadequate and ineffective controls over income tax accounting and disclosure;

  •
  Inadequate and ineffective controls over the recognition of revenue; and

  •
  Ineffective and inadequate controls over the accounts receivable function

        As a result of these material weaknesses, our management concluded as of June 30, 2007 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

        We are implementing remedial measures designed to address these material weaknesses. If these remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and if we regain listing on a public exchange, our common stock could be delisted from that exchange. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our annual reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or additional restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

If we do not become current in our SEC filings, or if in the future we are not current in our SEC filings, we will face several adverse consequences.

        If we are unable to become or remain current in our financial filings, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we are and would not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements or pursuant to certain "private placement" rules of the SEC under Regulation D to any purchasers not qualifying as "accredited investors." We also are and would not be eligible to use a "short form" registration statement on Form S-3 for a period of 12 months after the time we become current in our filings. These restrictions may impair our ability to raise funds should we desire to do so and may adversely affect our financial condition. Also, if we are unable to become or remain current in our filings, and if we are not able to obtain waivers under our financing arrangements, it might become necessary to repay certain borrowings.

Our common stock has been delisted from The NASDAQ Stock Market and transferred to the Pink Sheets electronic quotation service, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

        As a result of our inability to timely file this Form 10-K, Nasdaq issued a Staff Determination to us that, in the absence of a request for a hearing, would have resulted in suspension of trading of our common stock, and filing of a Form 25-NSE with the SEC to remove our securities from listing and registration on The NASDAQ Stock Market. Nasdaq subsequently issued an Additional Staff Determination citing our inability to timely file our Form 10-Q for the quarterly period ended September 30, 2007 as an additional basis for delisting our securities. An oral hearing was held at our request on November 15, 2007. At the hearing, we requested an extension of time to cure our SEC filing deficiency. The Nasdaq Listing Qualifications Panel, or the Panel, determined on January 7, 2008 to grant our request for continued listing, subject to certain conditions, including filing this Form 10-K and our Form 10-Q for the quarterly period ended September 30, 2007, by January 18, 2008. On January 28, 2008, the Panel granted our request for an extension for continued listing on The NASDAQ Global Market through February 8, 2008. On February 14, 2008, we received a letter advising us that the Nasdaq Listing Qualifications Panel had determined to delist our shares from The NASDAQ Stock Market, and trading of our shares was suspended effective at the open of business on February 19, 2008. Our common stock has been quoted on the Pink Sheets LLC electronic quotation service beginning on February 19, 2008.

        There is no assurance that we will regain listing of our common stock on a public exchange. If we regain listing and thereafter fail to keep current in our SEC filings or to comply with the applicable continued listing requirements, our common stock might be delisted and subsequently would trade on the Pink Sheets electronic quotation service, or the Pink Sheets. The trading of our common stock in the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock in the Pink Sheets would materially adversely affect our access to the capital markets, and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that trade in the Pink Sheets are no longer eligible for margin loans, and a company trading in the Pink Sheets cannot avail itself of federal preemption of state securities or "blue sky" laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we are delisted in the future and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest in our company.

Claims and litigation based on our restatement of our consolidated financial statements due to our prior accounting for stock-based compensation may require that we incur substantial additional expenses and expend significant additional management time.

        In connection with the preparation of our consolidated financial statements for fiscal 2006, a subcommittee of independent members of the board of directors determined that certain stock option grants during fiscal 1995 through 2004 were accounted for incorrectly and concluded that stock-based compensation associated with certain grants was misstated in fiscal 1995 through 2005 and the nine months ended March 31, 2006. As a result of these errors, some of our employees realized nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code and, therefore became subject to an excise tax on the value of the options in the year in which they vest. We may be named as a defendant in securities litigation or derivative lawsuits by current or former stockholders based on the restated consolidated financial statements. Further, we may be subject to claims relating to adverse tax consequences with respect to stock options covered by the restatement. Defending against potential claims will likely require significant attention and resources of management and could result in significant legal expenses.

        On September 27, 2006, a derivative action lawsuit was filed in Massachusetts Superior Court captioned Rapine v. McArdle, et al., Civil Action No. 06-3455. The complaint alleged, among other things, that the former and current director and officer defendants "authorized, modified, or failed to halt backdating of stock options in dereliction of their fiduciary duties to the Company as directors and officers." On October 16, 2006, defendants removed the action to Massachusetts federal district court and moved to dismiss the complaint. On October 30, 2006, the purported stockholder plaintiff filed an amended complaint, asserting derivative claims for breach of fiduciary duty; unjust enrichment; insider trading; violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act of 1934; and

corporate waste. In October 2007, the court closed this action and consolidated the action with the Risberg case referenced below, which was subsequently dismissed.

        In February 2007, a derivative action lawsuit was filed in Massachusetts federal district court captioned Risberg v. McArdle et al., 07-CV-10354. The plaintiff purports to bring a derivative action on our behalf alleging, among other things, that several former and current directors and officer defendants authorized, were aware of, or received "backdated" stock options. The complaint asserts claims for breach of fiduciary duty; unjust enrichment; violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act of 1934; corporate waste; and breach of contract. In January 2008, the court granted defendants' motion to dismiss this action for failure of the plaintiff to make a pre-suit demand on our board of directors, and judgment on the order of dismissal was entered in favor of all defendants.

Our international operations are complex and if we fail to manage those operations effectively, the growth of our business would be limited and our operating results would be adversely affected.

        As of June 30, 2007, we had 29 offices in 22 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations. We also rely, to a lesser extent, on distributors and resellers to sell our products and market our services internationally, and our inability to manage and maintain those relationships would limit our ability to generate revenue outside the United States. The complexities of our operations also require us to make significant expenditures to ensure that our operations are compliant with regulatory requirements in numerous foreign jurisdictions. To the extent we are unable to manage the various risks associated with our complex international operations effectively, the growth and profitability of our business may be adversely affected.

Our business may suffer if we fail to address challenges associated with transacting business internationally.

        Customers outside the United States accounted for approximately 57% and 53% of our total revenues in fiscal 2006 and 2007, respectively. We anticipate that revenues from customers outside the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

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

  •
  adverse tax consequences.

        In addition, the impact of future exchange rate fluctuations on our operating results cannot be accurately predicted. In recent years, we have increased the extent to which we denominate arrangements with international customers in the currencies of the countries in which the software or services are provided. From time to time we have engaged in, and may continue to engage in, economic hedging of a significant portion of installment contracts denominated in foreign currencies. Any hedging policies implemented by us may not be successful, and the cost of these hedging techniques may have a significant negative impact on our operating results.

Competition from software offered by current competitors and new market entrants, as well as from internally developed solutions, could adversely affect our ability to sell our software products and related services and could result in pressure to price our products in a manner that reduces our margins.

        Our markets in general are highly competitive:

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

We may be subject to significant expenses and damages because of liability claims related to our products and services.

        We may be subject to significant expenses and damages because of liability claims related to our products and services. The sale and implementation of certain of our software products and services, particularly in the areas of advanced process control, supply chain and optimization, entail the risk of product liability claims and associated damages. Our software products and services are often integrated with our customers' networks and software applications and are used in the design, operation and management of manufacturing and supply chain processes at large facilities, often for mission critical applications. Any errors, defects, performance problems or other failure of our software could result in significant liability to us for damages or for violations of environmental, safety and other laws and regulations. We are currently defending claims that certain of our software products and implementation services have failed to meet customer expectations. On May 11, 2007, one of the claims resulted in a $1.4 million arbitration award against us. We are defending other claims in excess of $5 million, primarily consisting of a customer claim, as well as other general commercial claims. In addition, our software products and implementation services could continue to give rise to warranty and other claims. We currently are unable to determine whether resolution of any of these matters will have a material adverse impact on our financial position, cash flows or results of operations, or, in many cases, reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters.

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

        The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of our technology or independent development by others of technologies that are substantially equivalent or superior to our technology. Any misappropriation of our technology or development of competitive technologies could harm our business and could force us to incur substantial costs in protecting and enforcing our intellectual property rights. The laws of some countries in which our products are licensed do not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

        Claims of alleged infringement may have a material adverse effect on our business and may discourage potential customers from doing business with us on acceptable terms, if at all. Defending against claims of infringement may be time-consuming and may result in substantial costs and diversion of resources, including our management's attention to our business. Furthermore, a party making an infringement claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software or require that we re-engineer some or all of our products. Claims of intellectual property infringement also might require us to enter costly royalty or license agreements. We may be unable, however, to obtain royalty or license agreements on terms acceptable to us or at all. Our business, operating results and financial condition could be harmed significantly if any of these events occurred, and the price of our common stock could be adversely affected. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. Although we carry general liability insurance, our current insurance coverage may not apply to, and likely would not protect us from, liability that may be imposed under any of the types of claims described above.

Because some of our software products incorporate technology licensed from, or provided by, third parties, the loss of our right to use that third-party technology or defects in that technology could harm our business.

        Some of our software products contain technology that is licensed from, or provided by, third parties. Any significant interruption in the supply or support of any such third-party software could adversely affect our sales, unless and until we can replace the functionality provided by the third-party software. Because some of our software incorporates software developed and maintained by third parties, we depend on these third parties to deliver and support reliable products, enhance our current software, develop new software on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. In other instances, we provide third-party software with our current software, and we depend on these third parties to deliver reliable products, provide underlying product support and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could harm our business.

New accounting standards or interpretations of existing accounting standards could adversely affect our operating results.

        Generally accepted accounting principles, or GAAP, in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

        For example, we recognize software license revenue in accordance with SOP No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9, and in accordance with SOP No. 81-1. The accounting profession may continue to discuss certain provisions of relevant accounting literature with the objective of providing additional guidance on potential interpretations related to software revenue recognition and "multiple element arrangements" in which a single contract includes a software license, a maintenance services agreement and/or other "elements" that are bundled together in a total offering to the customer. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of revenue recognition.

If we are not successful in attracting, integrating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

        Our ability to establish and maintain a position of technology leadership in the highly competitive software market depends in large part upon our ability to attract, integrate and retain highly qualified managerial, sales, technical and accounting personnel. Competition for qualified personnel in the software industry is intense. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Moreover, we have recently hired a significant number and percentage of the personnel in key areas of our operations, such as accounting and finance. Our management will need to devote significant attention and resources to strengthen relationships among these personnel, and our ability to grow our business will be impaired if these personnel are not able to work together effectively. Our future success will depend in large part on our ability to attract, integrate and retain a sufficient number of highly qualified personnel, and there can be no assurance that we will be able to do so.

If we are unable to develop or maintain strategic alliance relationships, our revenue growth, operating results, financial condition or cash flows may be materially and adversely affected.

        An element of our growth strategy is to establish strategic alliances with selected third-party resellers, agents and systems integrators, which we refer to collectively as resellers, that market, sell and integrate our products and services. It is possible that our existing relationships with resellers might be terminated by us or the resellers, or that we will not adequately train, and enter into agreements with, a sufficient number of qualified resellers, or that potential resellers may focus their efforts on marketing competing products to the process industries.

        In addition, the cessation or termination of certain relationships, by us or a reseller, may subject us to material liability and/or expense. This material liability and/or expense includes potential payments due upon the termination or cessation of the relationship by us or a reseller, costs related to the establishment of a direct sales presence or development of a new agent in the territory. No such events of termination or cessation have occurred. We are not able to reasonably estimate the amount of any such liability and/or expense if such an event were to occur, given the range of factors that could affect the ultimate determination of our liability, including possible claims related to the validity of the arrangements or contract terms. Actual payments could be in the range of zero to $30 million. If any of the foregoing were to occur, our future revenue growth could be limited or we may be subject to litigation and liability claims such that our operating results, cash flows and financial condition could be materially and adversely affected.

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

        We expect that our current cash balances, future cash flows from our operations, and continued ability to sell installment receivable contracts will be sufficient to meet our anticipated cash needs for at least the next twelve months. We may need to obtain additional financing thereafter or earlier, however, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, fewer sales of installment contracts, unanticipated expenses or other unforeseen difficulties.

        Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance, the quality of our installment contracts, the reaction of the capital and credit markets to our financial restatement with the inclusion of secured borrowings, and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. If adequate funds are not available, or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities or delay our introduction of new products and services.

        Any additional capital raised through the sale of equity or convertible debt securities may dilute the existing shareholder percentage ownership of our common stock. Furthermore, any new securities we issue could have rights, preferences and privileges superior to our common stock. Capital raised through debt financings could require us to make periodic interest payments and could impose potentially restrictive covenants on the conduct of our business.

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

  •
  the ability of our board of directors to make, alter or repeal our by-laws; and

  •
  the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

        These provisions could:

  •
  have the effect of delaying, deferring or preventing a change in control of our company or a change in our management that stockholders may consider favorable or beneficial;

  •
  discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions; and

  •
  limit the price that investors might be willing to pay in the future for shares of our common stock.

        We have also adopted a stockholder rights plan that could significantly dilute the equity interests of a person seeking to acquire control of our company without the approval of the board of directors.

We are obligated to register for public sale shares of common stock issued upon the conversion of our previously outstanding Series D-1 preferred stock, and sales of those shares may result in a decrease in the price of our common stock.

        Private equity funds managed by Advent International Corporation have the right to require that we register under the Securities Act the shares of common stock that were issued upon the conversion of our previously outstanding Series D-1 preferred stock and upon the exercise of certain previously outstanding warrants. In May 2006, we received a demand letter from such funds requesting the registration of all of the shares of common stock covered by those registration rights, for sale in an underwritten public offering. Pursuant to this request, in April 2007 we filed a registration statement for a public offering of 18,000,000 shares of common stock held by such funds. The registration statement also covered 2,700,000 shares that would be subject to an option to be granted to the underwriters by such funds solely to cover overallotments. This registration statement remains on file with the SEC. Any sale of common stock into the public market pursuant to the pending registration statement could cause a decline in the trading price of our common stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        In May 2007, we entered into a lease agreement with respect to office space in Burlington, Massachusetts. Commencing September 1, 2007, we moved our principal corporate offices to this location and occupied 60,177 square feet of space. The initial term of the lease, commenced with respect to (a) 31,174 square feet of leased premises on September 1, 2007, (b) an additional 18,947 square feet on October 1, 2007 and (c) an additional 10,056 square feet on January 1, 2008. The initial term of the lease will expire seven years and four months following the term commencement date for the third phase of the leased premises. Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each at 95% of the then current market rate. Under the lease, we will have total non-cancelable lease obligations of approximately $10.9 million, and also will pay additional rent for our proportionate share of operating expenses and taxes.

        Prior to September 1, 2007, our principal offices occupied approximately 110,000 square feet of office space in Cambridge, Massachusetts. The lease of this office space expires on September 30, 2012. As of June 30, 2007, we had agreements that expire through 2012 to sublease approximately 60,000 square feet of this space. We entered into an additional sublease agreement effective from October 1, 2007 through September 30, 2012 for the remaining approximately 50,000 square feet of this space. We also lease space for our Houston, Texas facilities. This lease encompasses approximately 90,000 square feet and expires in July 2016. We have an agreement to sublease approximately 8,000 square feet of this space that expires in 2016. Subsequent to June 30, 2007, we terminated our lease with respect to approximately 14,000 square feet of the original leased space. In addition to these two facilities, we and our subsidiaries also lease office space in Gaithersburg, Maryland; New Providence, New Jersey; Bothell, Washington; Buenos Aires, Argentina; LaHulpe, Belgium; Sao Paulo, Brazil; Calgary, Alberta, Canada; Beijing, China; Shanghai, China; Reading, England; Warrington, England; Dusseldorf, Germany; Wiesbaden, Germany; Moscow, Russia; Pune, India; Pisa, Italy; Tokyo, Japan; Kuala Lumpur, Malaysia; Mexico City, Mexico; Best, The Netherlands; Singapore; Seoul, South Korea; Barcelona, Spain; and other locations where additional sales and customer support offices are located.

Item 3.    Legal Proceedings

Class Action and Opt-Out Claims

        In March 2006, we settled class action litigation, including related derivative claims, arising out of our restated consolidated financial statements that include the periods referenced in the SEC enforcement action and the criminal complaint discussed below. Members of the class who opted out of the settlement (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period) may bring or have brought their own state or federal law claims against us, which we refer to as opt-out claims.

        Separate actions have been filed on behalf of the holders of approximately 1.1 million shares who either opted out of the class action settlement or were not covered by that settlement. The claims in those actions include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action. Those actions are:

  •
  Blecker, et al. v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, which is an "opt out" claim asserted by persons who received 248,411 shares of our common stock in an acquisition;

  •
  Feldman v. Aspen Technology, Inc., et al., filed on July 17, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-3021-BLS2 in that court, which is an "opt out" claim asserted by an individual who received 323,324 shares of our common stock in an acquisition; and

  •
  380544 Canada, Inc., et al. v. Aspen Technology, Inc., et al., filed on February 15, 2007 in the federal district court in Manhattan and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, which is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement.

        The damages sought in these actions total more than $20 million, not including claims for treble damages and attorneys' fees. If these actions are not dismissed or settled on terms acceptable to us, we plan to defend the actions vigorously.

SEC Action and U.S. Attorney's Office Criminal Complaint

        In January 2007, the SEC filed a civil enforcement action in Massachusetts federal district court alleging securities fraud and other violations against three of our former executive officers, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. We and each of these former executive officers received "Wells Notice" letters of possible enforcement proceedings by the SEC. On the same day the SEC complaint was filed, the U.S. Attorney's Office for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of those transactions. Mr. McQuillin pled guilty in March 2007 and was sentenced in October 2007.

        On July 31, 2007, we entered into a settlement order with the SEC resolving the Wells Notice we received. Under the settlement order, we agreed to cease and desist from violations of certain provisions of the federal securities laws, and to comply with certain undertakings. No civil penalty was assessed by the SEC in connection with that settlement order, and we have not admitted or denied any wrongdoing in connection with that settlement order.

        The SEC enforcement action and the U.S. Attorney's Office criminal action do not involve our company or any of our current officers or directors. We can provide no assurance, however, that the U.S. Attorney's Office, the SEC or another regulatory agency will not bring an enforcement proceeding against us, our officers and employees or additional former officers and employees based on the consolidated financial statements that were restated in March 2005. We continue to cooperate with the SEC and the U.S. Attorney's Office.

Derivative Suits

        On December 1, 2004, a derivative action lawsuit captioned Caviness v. Evans, et al., Civil Action No. 04-12524, referred to as the Derivative Action, was filed in Massachusetts federal district court as a related action to the first filed of the putative class actions subsequently consolidated into the class action described above. The complaint, as subsequently amended, alleged, among other things, that the former and current director and officer defendants caused us to issue false and misleading financial statements, and brought derivative claims for the following: breach of fiduciary duty for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On August 18, 2005, the court granted the defendants' motion to dismiss the Derivative Action for failure of the plaintiff to make a pre-suit demand on the board of directors to take the actions referenced in the Derivative Action complaint, and the Derivative Action was dismissed with prejudice.

        On April 12, 2005, we received a letter on behalf of another purported stockholder, demanding that the board take actions substantially similar to those referenced in the Derivative Action. On February 28, 2006, we received a letter on behalf of the plaintiff in the Derivative Action, demanding that we take actions referenced in the Derivative Action complaint. The board responded to both of the foregoing letters that the board has taken the letters under advisement pending further regulatory investigation developments, which the board continues to monitor and with which we continue to cooperate. In its responses, the board also requested confirmation of each person's status as one of our stockholders and, with respect to the most recent letter, also referred the purported stockholder to the March 2006 settlement in the class action.

        On September 27, 2006, a derivative action lawsuit was filed in Massachusetts Superior Court captioned Rapine v. McArdle, et al., Civil Action No. 06-3455. The complaint alleged, among other things, that the former and current director and officer defendants "authorized, modified, or failed to halt backdating of stock options in dereliction of their fiduciary duties to the Company as directors and officers." On October 16, 2006, defendants removed the action to Massachusetts federal district court and moved to dismiss the complaint. On October 30, 2006, the purported stockholder plaintiff filed an amended complaint, asserting derivative claims for breach of fiduciary duty; unjust enrichment; insider trading; violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act of 1934; and corporate waste. In October 2007, the court closed this action and consolidated the action with the Risberg case referenced below, which was subsequently dismissed.

        In February 2007, a derivative action lawsuit was filed in Massachusetts federal district court captioned Risberg v. McArdle et al., 07-CV-10354. The plaintiff purports to bring a derivative action on our behalf alleging, among other things, that several former and current directors and officer defendants authorized, were aware of, or received "backdated" stock options. The complaint asserts claims for breach of fiduciary duty; unjust enrichment; violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act of 1934; corporate waste; and breach of contract. In January 2008, the court granted defendants' motion to dismiss this action for failure of the plaintiff to make a pre-suit demand on our board of directors, and judgment on the order of dismissal was entered in favor of all defendants.

FTC Settlement and Related Honeywell Litigation

        In December 2004, we entered into a consent decree with the FTC with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, we entered into an agreement with Honeywell International, Inc., which we refer to as the Honeywell agreement, pursuant to which we transferred our operator training business and our rights to the intellectual property of various legacy Hyprotech products. In addition, we transferred our AXSYS product line to Bentley Systems, Inc.

        We are subject to ongoing compliance obligations under the FTC consent decree. We have been responding to requests by the Staff of the FTC for information relating to the Staff's investigation of whether we have complied with the consent decree. In addition, the FTC is considering whether to commence litigation against the Company arising from the Company's alleged failure to comply with certain aspects of the decree. If the FTC or a court were to determine that we have not complied with our obligations under the consent decree, we could be subject to one or more of a variety of penalties, fines, injunctive relief and other remedies, and associated legal fees and expenses, any of which might materially limit our ability to operate under our current business plan and might have a material adverse effect on our operating results and financial condition.

        In March 2007, we were served with a complaint and petition to compel arbitration filed by Honeywell in New York State Supreme Court. The complaint alleges that we failed to comply with our obligations to deliver certain technology under the Honeywell agreement referred to above, that we owe approximately $800,000 to Honeywell under the agreement and that Honeywell is entitled to some portion of the $1.2 million retained by Honeywell under the holdback provisions of the agreement, plus unspecified monetary damages arising from contracts assumed under the agreement. We believe the claims to be without merit and intend to defend the claims vigorously, and to pursue payment of the $1.2 million retained under the holdback provisions of the agreement. However, it is possible that the resolution of the claims may have an adverse impact on our financial position and results of operations.

Other

        We are currently defending claims that certain of our software products and implementation services have failed to meet customer expectations. On May 11, 2007, one of the claims resulted in an arbitration award against us in the amount of $1.4 million. As of June 30, 2007, we have accrued the amount of the arbitration award. We are defending other claims in excess of $5 million, primarily consisting of a customer claim, as well as other general commercial claims. Although we believe the remaining claims to be without merit, and are defending the claims vigorously, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could, depending on the amount and timing of any outcome, materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock currently trades on the Pink Sheets electronic quotation service under the symbol "AZPN." During the periods indicated in the following table, our common stock traded on The NASDAQ Global Market under the same symbol. The table sets forth the high and low sales prices per share of our common stock as reported by The NASDAQ Global Market.

	High	Low
Fiscal 2006:
First Quarter	$6.35	$4.86
Second Quarter	8.42	5.46
Third Quarter	13.72	7.90
Fourth Quarter	14.80	9.86
Fiscal 2007:
First Quarter	$13.49	$9.28
Second Quarter	11.28	9.03
Third Quarter	14.53	10.07
Fourth Quarter	15.87	12.58

Holders

        As of April 9, 2008, there were approximately 953 holders of our common stock.

Dividends

        We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our earnings, if any, in the foreseeable future, except to the extent we pay quarterly dividends on preferred stock in cash. As of June 30, 2007, no preferred stock is outstanding. In addition, under the terms of our January 2003 loan arrangement with Silicon Valley Bank, we are prohibited from paying any dividends on our stock, with the exception of dividends paid in common stock or dividends on our preferred stock paid in cash, provided that we are not in default under the loan arrangement. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2007:

Equity Compensation Plan Information

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	8,974,765	$7.08	5,729,716
Equity compensation plans not approved by security holders	—	—	—

Total	8,974,765	$7.08	5,729,716

        Amounts reflected in column (A) include an aggregate of 18,155 shares that are issuable upon exercise of outstanding options that we assumed in connection with various acquisitions. The weighted average exercise price of these options is $10.76.

        Equity compensation plans approved by security holders consist of our 1998 employee's stock purchase plan, our 1996 special stock option plan, our 2001 stock option plan and our 2005 stock incentive plan.

        The securities remaining available for future issuance under equity compensation plans approved by our security holders consist of:

  •
  2,538,077 shares of common stock issuable under our 1998 employees' stock purchase plan;

  •
  112,439 shares of common stock issuable under our 2001 stock option plan;

  •
  3,079,200 shares of common stock issuable under our 2005 stock incentive plan, the adoption of which was approved by our stockholders on May 26, 2005.

        Each of the options outstanding under the 2001 stock option plan has a term of ten years. Options issuable under the 2005 stock incentive plan have maximum terms of seven years.

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

        None.

Performance Graph

        The following graph compares the cumulative 5-year total return to holders of our common stock relative to the cumulative total returns of the Nasdaq Composite index and the Nasdaq Computer & Data Processing index. The graph assumes that the value of the investment in our common stock and in each of the indices, including reinvestment of dividends, was $100 on June 30, 2002 and tracks the investment through June 30, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aspen Technology, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*
$100 invested on 6/30/02 in stock or index-including reinvestment of dividends.
Fiscal year ending June 30.

	June 30,
	2002	2003	2004	2005	2006	2007
Aspen Technology, Inc.	100.00	56.83	87.05	62.35	157.31	167.87
Nasdaq Composite	100.00	108.54	139.90	140.79	151.46	182.66
Nasdaq Computer & Data Processing	100.00	105.06	126.08	130.59	136.61	170.37

          The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data

        The following selected consolidated financial data have been derived from our consolidated financial statements. The financial information set forth below reflects the restatement of our financial statements as discussed in Note 17 of the Notes to Consolidated Financial Statements or herein. These data should be read in conjunction with the consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended June 30,
	2003(1)(2)	2004(1)(3)	2005(4)	2006(4)	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$162,084	$157,781	$128,809	$153,730	$199,761
Service and other	184,102	174,210	140,319	140,686	141,268

Total revenues	346,186	331,991	269,128	294,416	341,029
Cost of revenues:
Cost of software licenses	13,916	15,577	16,864	16,805	14,588
Cost of service and other	110,249	101,823	82,744	72,690	72,426
Amortization of technology related intangible assets	8,325	7,976	8,220	8,559	6,546
Impairment of technology related intangible and computer software development assets	8,704	3,250	—	—	—

Total cost of revenues	141,194	128,626	107,828	98,054	93,560
Gross profit	204,992	203,365	161,300	196,362	247,469
Operating costs:
Selling and marketing	108,293	101,806	96,275	84,505	93,387
Research and development	66,738	60,111	47,276	44,322	42,703
General and administrative	31,796	34,380	51,871	44,408	51,010
Long-lived asset impairment charges	101,528	967	—	—	—
Restructuring charges and FTC legal costs	41,644	20,085	24,960	3,993	4,634
Loss (gain) on sales and disposals of assets	(52)	(175)	(96)	300	332

Total operating costs	349,947	217,174	220,286	177,528	192,066
Income (loss) from operations	(144,955)	(13,809)	(58,986)	18,834	55,403
Interest income, net	1,059	2,729	2,200	446	3,296
Foreign currency exchange gain (loss)	1,692	4,832	(3,427)	(2,874)	(734)

Income (loss) before provision for (benefit from) income taxes	(142,204)	(6,248)	(60,213)	16,406	57,965
Provision for income taxes	(1,894)	(24,869)	(8,847)	(9,941)	(12,447)
Equity in losses from joint ventures	(514)	(351)	—	—	—

Net income (loss)	(144,612)	(31,468)	(69,060)	6,465	45,518
Accretion of preferred stock discount and dividend	(9,184)	(6,358)	(14,450)	(15,383)	(7,290)

Income (loss) attributable to common stockholders	$(153,796)	$(37,826)	$(83,510)	$(8,918)	$38,228

Basic income (loss) per share attributable to common stockholders	$(4.00)	$(0.93)	$(1.97)	$(0.20)	$0.54

Weighted average shares outstanding—Basic	38,476	40,575	42,381	44,627	70,879

Diluted income (loss) per share attributable to common stockholders	$(4.00)	$(0.93)	$(1.97)	$(0.20)	$0.50

Weighted average shares outstanding—Diluted	38,476	40,575	42,381	44,627	91,869

	June 30,
	2003(1)	2004(1)	2005(1)	2006(4)	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$51,567	$107,633	$68,149	$86,272	$132,267
Working capital (deficit)	36,409	8,379	(12,162)	10,440	53,019
Total assets	518,230	538,825	475,257	465,951	528,897
Long-term obligations, less current maturities	95,100	102,606	120,718	90,907	104,324
Redeemable convertible preferred stock	57,537	106,761	121,210	125,475	—
Total stockholders' equity (deficit)	33,985	25,179	(47,210)	(22,602)	137,206

(1)
The amounts for these years are unaudited, but have been restated to reflect adjustments related to the restatement described in the "Explanatory Note" immediately preceding Part I, Item 1 and Note 17 of the Notes to the Consolidated Financial Statements. The provision for income taxes in 2003 has been increased by $1.7 million to record tax provision related to the use of the acquired tax net operating losses that were realized. The acquired deferred tax asset had a full valuation allowance and when this valuation allowance was reversed, it should have reduced goodwill. This benefit was incorrectly recognized in earnings. The goodwill impairment recognized in 2003 has been correspondingly reduced by this amount and $2.3 million related to tax benefits recognized in 2002, for a total reduction of $4.0 million.

(2)
The long-lived asset impairment charges recorded in fiscal 2003 consisted of $70.2 million related to goodwill assets and $31.3 million related to acquired intellectual property, internal capital costs and fixed assets. The restructuring charges and FTC costs recorded in fiscal 2003 consisted of $28.6 million in charges from an October 2002 restructuring plan and $13.0 million in FTC legal costs related to an FTC challenge of our May 2002 acquisition of Hyprotech.

(3)
The restructuring charges and FTC costs recorded in fiscal 2004 consist of $23.5 million in charges from the June 2004 restructuring plan, which is offset by $8.3 million in adjustments from prior restructuring accruals, and $4.9 million in FTC legal costs.

(4)
See the "Explanatory Note" immediately preceding Part I, Item 1 and Note 17 to the Notes to the Consolidated Financial Statements for a discussion of the restatement.

        Basic and diluted income (loss) per share and weighted average shares outstanding in the preceding table have been computed as described in Note 2(i) of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K. We have never declared or paid cash dividends on our common stock.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto contained or incorporated in this prospectus. This discussion contains forward-looking statements. Please see "Item 1A. Risk Factors" for a discussion of certain of the uncertainties, risks and assumptions associated with these statements.

        Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2007" refers to the year ended June 30, 2007).

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

        The accompanying management's discussion and analysis gives effect to the restatement of our previously issued consolidated financial statements as of June 30, 2006 and for the years ended June 30, 2006 and 2005 for the matters discussed more fully in Note 17 to the consolidated financial statements included in Item 8 of this Form 10-K. The restatement also required the restatement of previously issued Quarterly Financial Data for the first three quarters of the year ended June 30, 2007 and each of the quarters in the year ended June 30, 2006 presented herein and the restatement of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

  •
  accounting for contingencies;

  •
  accounting for income taxes;

  •
  allowance for doubtful accounts;

  •
  accounting for transfers of financial assets;

  •
  restructuring accruals; and

  •
  accounting for stock-based compensation.

Revenue Recognition—Software Licenses

        We recognize software license revenue in accordance with SOP No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9, as well as the various interpretations and clarifications of those statements. When we provide consulting services considered not essential to the functionality of the software, and for which vendor-specific objective evidence, or VSOE, of fair value has been established, we recognize revenue for the delivered software when the basic criteria of SOP No. 97-2 are met. As our arrangements generally meet these criteria, revenue is generally recognized upon delivery. VSOE has been established for software maintenance services, training and consulting services rates. When we provide consulting services that are considered essential to the functionality of the software and involves significant production, modification or customization of the licensed software, we recognize such revenue and any related software licenses in accordance with SOP No. 81-1, "Accounting for Performance of Construction Type and Certain Performance Type Contracts." Four basic criteria must be satisfied before software license revenue can be recognized:

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

Impairment of Long-lived Assets, Goodwill and Intangible Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review the carrying value of long-lived assets when circumstances dictate that they should be reevaluated, based upon the expected future operating cash flows of our business or other factors that trigger an evaluation for potential impairment. The evaluation of the results of any impairment evaluation is based upon our expected future cash flows. These future cash flow estimates are based on historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are updated based on actual operating trends. Historically, actual results have occasionally differed from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates, and accordingly cause a full impairment of our long-lived assets. We had $18.2 million of long-lived assets at June 30, 2007.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we conduct at least an annual assessment on December 31 of the carrying value of our goodwill assets, which is based on either estimates of future income from the reporting units or estimates of the market value of the reporting units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future markets and operating conditions. Historically, actual results have occasionally differed from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates. In addition, the relevancy of recent transactions used to establish market value for our reporting units is based on management's judgment. We had $19.1 million of goodwill recorded at June 30, 2007.

        During fiscal 2004, we recorded $4.2 million in charges related to the impairment of certain long-lived assets and technology related intangible and computer software development assets. We conducted an annual assessment of the carrying value of our goodwill assets as of December 31, 2006 in accordance with SFAS No. 142. The assessment indicated that there was no impairment of the carrying value of our goodwill assets as of that date. The timing and size of any future impairment charges involves the application of management's judgment and estimates and could result in the impairment of all or substantially all of our long-lived assets, intangible assets and goodwill.

Accounting for Contingencies

        In accordance with SFAS No. 5, "Accounting for Contingencies," we accrue loss contingencies if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. Significant management judgment is required in assessing the presence of potential loss contingencies, the probability of an adverse outcome, and the amount of any such estimate of an adverse outcome. Historically, we have accrued loss contingencies primarily associated with outstanding litigation and income tax exposures in foreign tax jurisdictions.

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

Accounting for Income Taxes

        We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liabilities together with the assessment of temporary differences resulting from differing timing treatment of items, such as reserves and accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet or disclosed in our footnotes to the financial statements. Deferred tax assets also result from unused operating loss carryforwards, research and development tax credit carryforwards and foreign tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. Adjustments to the valuation allowance are included in the tax provision in our statement of operations in the period they become known or estimated.

        Significant management judgment is required in determining any valuation allowance recorded against these deferred tax assets and liabilities. The valuation allowance is based on our estimates of taxable income for jurisdictions in which we operate and the period over which our deferred tax assets may be recoverable. In fiscal 2005, 2006 and 2007, we provided a full valuation allowance for all net deferred tax assets in the United States and most other tax jurisdictions.

        Our U.S. and foreign tax returns are subject to periodic compliance examinations by various local and national tax authorities through periods defined by tax codes in the applicable jurisdiction. The years prior to 2004 are closed in the U.S., although the utilization of net operating loss carryforwards generated in earlier periods will keep these periods open for examinations. Our operating entities in Canada are subject to audit from year 2000 forward, in the UK from 2006 forward, and other international subsidiaries from 2002 forward. In connection with examinations of tax filings, tax contingencies can arise from differing interpretations of applicable tax laws and regulations relative to the amount, timing or proper inclusion or exclusion of revenues and expenses in taxable income or loss. For periods that remain subject to audit, we have asserted and unasserted potential assessments that are subject to final tax settlements.

        Our income tax expense includes amounts intended to satisfy income tax assessments, including interest and penalties, that could result from the examination of our tax returns. Determining the amount of an estimated obligation, if any, for such contingencies requires a significant amount of judgment. We evaluate such tax contingencies in accordance with the requirements of SFAS No. 5, Accounting for Contingencies, based on information currently available, and have accrued for income tax contingencies that meet both the probable and estimable criteria of SFAS No. 5. These estimates are updated over time upon receipt of more definitive information from taxing authorities, completion of tax audits, expiration of statutes of limitation, or upon occurrence of other events. The amounts ultimately paid upon resolution of such contingencies could be materially different from the amounts previously recorded and therefore could have a material impact on our consolidated results of operations as additional information becomes available. The tax contingency accrual, including penalties and interest, is recorded as a component of our accrued expense and other liabilities balance and was $22.0 million as of June 30, 2007. The ultimate amount of taxes due will not be known until examinations are completed or the audit periods are closed and settled.

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

Accounting for Transfers of Financial Assets

        We derecognize financial assets when control has been surrendered in compliance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Transfers of assets that meet the requirements of SFAS No. 140 for sale accounting treatment are removed from the balance sheet and gains or losses on the sale are recognized. If the conditions for sale accounting treatment are not met, or are no longer met, these transactions are accounted for as secured borrowings. The determination of the accounting treatment under SFAS No. 140 requires significant judgment relative to the determination of whether the criteria to achieve sale accounting treatment have been achieved, including whether the transferred assets have been legally isolated from us. We have accounted for all transfers of assets during fiscal 2005, 2006 and 2007 as secured borrowings. Accordingly, the transferred assets are recorded as collateralized receivables in our consolidated balance sheet and we have accounted for the cash received from these transactions as secured borrowings. Transaction costs associated with secured borrowings, if any, are treated as borrowing costs and recognized in interest expense. As customer payments are made on the collateralized receivables, the collateralized receivable and debt obligation are reduced. Such customer payments are included in the operating section of our consolidated statements of cash flows. The cash received from and payments made on the secured borrowings are included in the financing section of our consolidated statements of cash flows.

Accounting for Restructuring Accruals

        We follow SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" in accounting for restructuring activities. In accounting for these obligations, we are required to make assumptions related to the amounts of employee severance, benefits and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. We base our estimates and assumptions on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on our balance sheet, the restructuring charges incurred and our estimates of future costs under existing restructuring programs.

Accounting for Stock-Based Compensation

        We adopted SFAS No. 123(R), "Share-Based Payment," effective July 1, 2005. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. SFAS No. 123(R) requires significant judgment and the use of estimates, particularly for assumptions such as stock price volatility and expected option lives, as well as whether awards with performance conditions will vest, to recognize stock-based compensation costs. If different assumptions were used, stock-based compensation expense and our results of operations could fluctuate significantly.

Summary of Restructuring Accruals

Restructuring Charges Originally Arising in the Three Months Ended June 30, 2007

        In May 2007, we initiated a plan to relocate our corporate headquarters from Cambridge to Burlington, Massachusetts. The relocation resulted in us ceasing to use our prior corporate headquarters leased space, subleasing that space to a third party, and relocating to a new facility. During fiscal 2007, we recorded a charge of $0.1 million associated with the relocation of certain departments to temporary space. The closure and relocation actions were completed in October 2007 and resulted in a total restructuring charge of approximately $6.0 million.

Restructuring Charges Originally Arising in the Three Months Ended June 30, 2005

        In May 2005, we initiated a plan to consolidate several corporate functions and to reduce our operating expenses. The plan to reduce operating expenses primarily resulted in headcount reductions, and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million, recorded in the fourth quarter of fiscal 2005. During fiscal 2006 and 2007, we recorded an additional $1.8 million and $4.6 million, respectively, related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005.

        As of June 30, 2007, there was $0.7 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. The following activity was recorded for the indicated years (in thousands):

Fiscal 2005 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Contract Termination Costs	Total
Restructuring charge	$84	$3,465	$300	$3,849
Fiscal 2005 payments	—	(1,005)	(300)	(1,305)

Accrued expenses, June 30, 2005	84	2,460	—	2,544
Restructuring charge	615	1,178	—	1,793
Fiscal 2006 payments	(600)	(3,125)	—	(3,725)

Accrued expenses, June 30, 2006	99	513	—	612
Restructuring charge	1,001	3,634	—	4,635
Fiscal 2007 payments	(1,100)	(3,459)	—	(4,559)

Accrued expenses, June 30, 2007	$—	$688	—	$688

Expected final payment date		March 2008

Restructuring Charges originally arising in the Three Months Ended June 30, 2004

        In June 2004, we initiated a plan to reduce our operating expenses in order to better align our operating cost structure with the then-current economic environment and to improve our operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During fiscal 2005, we recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. In addition, we recorded $0.4 million in restructuring charges related to the accretion of the discounted restructuring accrual and a $0.8 million decrease to the accrual related to changes in estimates of severance benefits and sublease terms. During the years ended June 30, 2006 and 2007, we recorded a $0.7 million increase and a $0.2 million decrease to the accrual primarily due to changes in the estimate of future operating costs and sublease assumptions associated with the facilities

        As of June 30, 2007, there was $5.1 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. The following activity was recorded for the indicated years (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Asset Impairments	Total
Restructuring charge	$20,484	$1,191	$1,776	$23,451
Fiscal 2004 payments	(8,435)	(280)	—	(8,715)
Impairment of assets	—	—	(1,776)	(1,776)

Accrued expenses, June 30, 2004	12,049	911	—	12,960
Restructuring charge	9,132	4,349	968	14,449
Impairment of assets	—	—	(968)	(968)
Fiscal 2005 payments	(12,915)	(4,534)	—	(17,449)
Restructuring charge—Accretion	446	3	—	449
Change in estimate—Revised assumptions	(287)	(497)	—	(784)

Accrued expenses, June 30, 2005	8,425	232	—	8,657
Change in estimate—Revised assumptions	643	27	—	670
Restructuring charge—Accretion	432	—	—	432
Fiscal 2006 payments	(2,645)	(67)	—	(2,712)

Accrued expenses, June 30, 2006	6,855	192	—	7,047
Change in estimate—Revised assumptions	(176)	(31)	—	(207)
Restructuring charge—Accretion	308	1	—	309
Fiscal 2007 payments	(2,028)	(70)	—	(2,098)

Accrued expenses, June 30, 2007	$4,959	$92	$—	$5,051

Expected final payment date	September 2012	March 2008

Restructuring charges originally arising in the Three Months Ended December 31, 2002

        In October 2002, we initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. In addition, we revised revenue expectations for the remainder of the fiscal year and beyond, primarily related to the manufacturing/supply chain product line, which had been affected the most by the economic conditions. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.7 million. During fiscal 2004, we recorded a $4.9 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations. During fiscal 2005, 2006, and 2007 we recorded a $7.0 million and $1.0 million increase and a $0.2 million decrease, respectively, to the accrual primarily due to a change in the estimate of the facility vacancy term, extending to the term of the lease.

        As of June 30, 2007, there was $8.0 million remaining in accrued expenses relating to the remaining lease payments. The following activity was recorded for the indicated years (in thousands):

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Accrued expenses, July 1, 2004	6,725	292	676	7,693
Fiscal 2005 payments	(2,266)	(63)	(403)	(2,732)
Change in estimate—Revised assumptions	7,239	(69)	(195)	6,975

Accrued expenses, June 30, 2005	11,698	160	78	11,936
Change in estimate—Revised assumptions	1,116	(95)	—	1,021
Fiscal 2006 payments	(2,848)	(65)	(78)	(2,991)

Accrued expenses, June 30, 2006	9,966	—	—	9,966
Change in estimate—Revised assumptions	(193)	—	—	(193)
Fiscal 2007 payments	(1,730)	—	—	(1,730)

Accrued expenses, June 30, 2007	$8,043	$—	$—	$8,043

Expected final payment date	September 2012

Restructuring charges originally arising in the Three Months Ended June 30, 2002

        In the fourth quarter of fiscal 2002, we initiated a plan to reduce operating expenses and to restructure operations around our two primary product lines, engineering software and manufacturing/supply chain software. We reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $13.2 million. During fiscal 2004, we recorded a $1.5 million decrease to the accrual related to revised assumptions associated with lease exit costs, particularly the buyout of a remaining lease obligation, and severance obligations. During fiscal 2005, we recorded a $0.2 million increase to the accrual due to changes in estimates of sublease assumptions and severance settlements. During 2006 and 2007, we recorded less than $0.1 million in increases to the accrual due to changes in sublease assumptions.

        As of June 30, 2007, there was $0.4 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. The following activity was recorded for the indicated years (in thousands):

Fiscal 2002 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2004	1,683	308	1,991
Fiscal 2005 payments	(994)	(284)	(1,278)
Change in estimate—Revised assumptions.	93	87	180

Accrued expenses, June 30, 2005	782	111	893
Change in estimate—Revised assumptions	75	—	75
Fiscal 2006 payments	(375)	(66)	(441)

Accrued expenses, June 30, 2006	482	45	527
Change in estimate—Revised assumptions	2	1	3
Fiscal 2007 payments	(100)	2	(98)

Accrued expenses, June 30, 2007	$384	$48	$432

Expected final payment date	September 2012	March 2008

Results of Operations

        The following table sets forth the percentages of total revenues represented by certain consolidated statement of operations data for the periods indicated:

	Year Ended June 30,
	2005	2006	2007
Revenues:
Software licenses	47.9%	52.2%	58.6%
Service and other	52.1	47.8	41.4

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of software licenses	6.3	5.7	4.3
Cost of service and other	30.7	24.7	21.2
Amortization of technology related intangible assets	3.1	2.9	1.9

Total cost of revenues	40.1	33.3	27.4

Gross margin	59.9	66.7	72.6
Operating costs:
Selling and marketing	35.8	28.7	27.4
Research and development	17.6	15.1	12.5
General and administrative	19.3	15.1	15.0
Restructuring charges and FTC legal costs	9.3	1.4	1.4
Loss (gain) on sales and disposals of assets	—	0.1	0.1

Total operating costs	82.0	60.4	56.4

Income (loss) from operations	(22.1)	6.3	16.2
Interest income	7.0	6.8	6.1
Interest expense	(6.2)	(6.6)	(5.2)
Foreign currency exchange gain (loss)	(1.3)	(1.0)	(0.2)

Income (loss) before provision for income taxes	(22.6)%	5.5%	16.9%

Comparison of Fiscal 2007 to Fiscal 2006

        Revenues.    Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for fiscal 2007 increased 15.8% to $341.0 million from $294.4 million in fiscal 2006. Total revenues from customers outside the United States were $180.0 million or 52.8% of total revenues and $168.1 million or 57.1% of total revenues for fiscal 2007 and 2006, respectively. The geographical mix of revenues can vary from period to period.

        Software license revenues represented 58.6% and 52.2% of total revenues for fiscal 2007 and 2006, respectively. Revenues from software licenses in fiscal 2007 increased 29.9% to $199.8 million from $153.7 million in fiscal 2006. Software license revenues are attributable to software license renewals of term contracts with existing users, the expansion of existing customer relationships through licenses for additional users, licenses of additional software products, and, to a lesser extent, to the addition of new customers. We believe that the increase in license revenues principally reflected continued acceptance and expansion of our new and existing product offerings, the operational execution of our strategy to focus on license revenues, as well as strength in our energy, chemicals, and engineering and construction end-markets.

        Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other were relatively unchanged at $141.3 million for fiscal 2007 and $140.7 for fiscal 2006 as a 3.0% decline in the consulting services business, from $64.6 million to $62.7 million, was offset by a 3.3% increase in maintenance and training revenues, from $76.1 million to $78.6 million.

        Cost of Software Licenses.    Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging. Cost of software licenses for fiscal 2007 decreased to $14.6 million from $16.8 million in fiscal 2006. Cost of software licenses as a percentage of revenues from software licenses decreased to 7.3% for fiscal 2007 from 10.9% for fiscal 2006. The cost reductions were primarily due to a $1.3 million decrease in amortization of capitalized software costs associated with lower amounts being capitalized in recent periods, as well as a $0.9 million decrease in royalty expense associated with the completion of a long-term fixed royalty contract in June 2006. The reduction in cost as a percentage of revenue is due to the increase in revenue over a base of costs which is primarily fixed. We expect the cost of software licenses to continue to decline in absolute amounts due to the continued decline in amortization of capitalized software.

        Cost of Service and Other.    Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services. Cost of service and other for fiscal 2007 decreased 0.4% to $72.4 million from $72.7 million for fiscal 2006. Cost of service and other, as a percentage of revenues from service and other, decreased to 51.3% for fiscal 2007 from 51.7% for fiscal 2006. The cost reduction was primarily due to a $1.4 million reduction in reimbursable costs, a $1.7 million reduction in employee compensation costs, and a $0.3 million reduction in rent and facility costs, offset in part by a $1.7 million increase in the reclassification of personnel costs from our development engineers working on a customer application project and a $1.5 million increase in third-party consulting costs. We expect the absolute cost of service and other to remain flat as a percentage of service revenue.

        Amortization of Technology Related Intangible Assets.    Amortization of technology related intangible assets consists of the amortization from intangible assets from acquisitions. These assets are generally being amortized over a period of three to five years. Amortization expense was $6.5 million in fiscal 2007 and $8.6 million in fiscal 2006. The decline in fiscal 2007 was the result of certain intangible assets becoming fully amortized during the year. As of June 30, 2007, the balance of technology related intangible assets was fully amortized.

        Selling and Marketing.    Selling and marketing expenses for fiscal 2007 increased 10.5% to $93.4 million from $84.5 million for fiscal 2006, declining as a percentage of total revenues to 27.4% from 28.7%. The increase in cost is primarily due to an increase in commissions of $4.0 million, an increase in payroll costs of $3.4 million and higher rent and facility costs of $1.2 million. The increases in selling and marketing costs are due to, and help to further increase our revenues. We expect selling and marketing expenses to continue to increase in absolute terms, but decline as a percentage of revenue as our revenue base continues to expand.

        Research and Development.    Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Research and development expenses for fiscal 2007 decreased 3.7% to $42.7 million from $44.3 million for fiscal 2006, and decreased as a percentage of total revenues to 12.5% from 15.1%. The expense reduction primarily resulted from the allocation of $1.7 million of personnel costs to cost of services and other for development engineers working on a specific customer application project, a $1.8 million reduction in payroll costs, a $1.1 million reduction in rent and facility costs, a $0.5 million reduction in consultant costs, and a $0.4 million reduction in depreciation expense, partially offset by a $4.0 million decrease in capitalized software development costs. The declines in payroll and facility costs are attributable to cost efficiencies realized as a result of the consolidation of several research and development locations and re-deployment of resources to more cost effective geographies. Our total research and development headcount was 365 as of June 30, 2007 compared to 335 as of June 30, 2006.

        We capitalized software development costs that amounted to 7.6% of our total engineering costs during fiscal 2007, as compared to 13.9% in fiscal 2006. The amount of capitalized costs decreased in fiscal 2007 as the development efforts during the year did not meet the criteria for capitalization, a trend which we expect to continue in fiscal 2008. We expect our research and development expenses to increase in absolute terms as a result of the decline in capitalized software development costs.

        General and Administrative.    General and administrative expenses consist primarily of personnel costs of administrative, executive, financial and legal personnel, and outside professional fees. General and administrative expenses for fiscal 2007 increased 14.9% to $51.0 million from $44.4 million for fiscal 2006, and decreased as a percentage of total revenues to 15.0% from 15.1%. This increase in costs is due to a $2.5 million increase in compensation and related costs, a $4.5 million increase in legal, accounting and consulting costs associated with the internal review of accounting for stock options by the audit committee, professional fees for financial restatements and other matters, offset in part by a $1.6 million reduction in bad debt expense. We expect our general and administrative expenses to be approximately flat due to continued investments in personnel and systems necessary to remediate our material control weaknesses.

        Restructuring Charges and FTC Legal Costs.    During fiscal 2007, we recorded $4.6 million in restructuring charges for headcount reductions and office closures associated with the May 2005 plan that occurred during the year, and less than $0.1 million for revisions of estimates associated with lease exit costs and accretion of the discounted restructuring accruals under previous restructuring plans. During fiscal 2006, we recorded $4.0 million in restructuring charges. Of this amount, $1.8 million related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. The remaining $2.2 million relates to revisions of estimates associated with lease exit costs and accretion of the discounted restructuring accruals under previous restructuring plans.

        Interest Income.    Interest income was $21.9 million in for fiscal 2007 compared to $20.0 million for fiscal 2006. Interest income is generated from investment of excess cash invested in highly liquid short term instruments, and from the accretion of interest for software licenses sold pursuant to long term installment contracts. Under these installment contracts, customers have the option to make annual payments over the license term or to make a single license fee payment at the outset of the term. Historically, a substantial majority of customers have elected to make annual payments. The increase in interest income is due to the increases in our cash balance and an increase in our collateralized receivables, which is partially offset by reductions in installments receivable balances due from customers.

        We have pledged a portion of the installments receivable contracts to unrelated financial institutions and unconsolidated entities as collateral for secured borrowings and recorded the value of these installments as collateralized receivables on the accompanying consolidated balance sheets.

        Interest Expense.    Interest expense is incurred primarily from our secured borrowings. The secured borrowings are derived from our securitizations and borrowing arrangements with unrelated financial institutions. Interest expense in fiscal 2007 decreased to $18.6 million from $19.5 million in fiscal 2006. This decrease in interest expense resulted from a generally lower level of secured borrowings particularly higher interest bearing borrowings, during fiscal 2007

        Foreign Currency Exchange Gain (Loss).    Foreign currency exchange gains and losses are primarily incurred as a result of the revaluation of intercompany accounts denominated in foreign currencies and reflect movement in exchange rates relative to the U.S. dollar. The revaluation adjustments are primarily unrealized gains and losses as the related intercompany balances typically have not settled in cash. In fiscal 2007, we recorded a foreign currency exchange loss of $0.7 million, compared to a $2.9 million loss in fiscal 2006. This decrease was primarily due to favorable exchange rate fluctuations.

        Provision for/Benefit from Income Taxes.    We recorded a provision for income taxes of $12.4 million for fiscal 2007, primarily related to our income in foreign jurisdictions, withholding taxes imposed on license fees paid to us from customers outside the U.S., and changes in estimates for tax contingency reserves, principally from foreign operations. The income tax provision also includes state income taxes. We do not record a federal income tax provision on our domestic income since we are able to reduce such standard provision by net operating loss, or NOL, carryforwards that expire at various dates from 2008 through 2025 and available tax credits. These NOL carryforwards and tax credits have historically been offset by a valuation allowance for accounting purposes, and as a result, the use of an NOL generally results in a current income statement benefit to substantially offset federal provisions. In addition to regular NOL carryforwards, we also have NOL that was generated by excess stock compensation deductions that are recognized when they are realized. The remaining $38.2 million in NOL's at June 30, 2007 includes $36.9 million of excess stock compensation tax benefits that upon realization will be credited to additional paid-in capital.

        We recorded a provision for income taxes of $9.9 million for fiscal 2006. The increase in the provision in fiscal 2007 was attributable to higher foreign taxes resulting from increased taxable income outside the U.S. In addition, the provision for tax contingencies was $6.0 million in fiscal 2007 compared to $3.4 million in fiscal 2006.

  Comparison of Fiscal 2006 to Fiscal 2005

        Revenues.    Total revenues for fiscal 2006 increased 9.4% to $294.4 million from $269.1 million in fiscal 2005. Total revenues from customers outside the United States were $168.1 million or 57.1% of total revenues and $162.3 million or 60.3% of total revenues for fiscal 2006 and 2005, respectively. The geographical mix of revenues can vary from period to period.

        Software license revenues represented 52.2% and 47.9% of total revenues for fiscal 2006 and 2005, respectively. Revenues from software licenses in fiscal 2006 increased 19.3% to $153.7 million from $128.8 million in fiscal 2005. We believe that the increase principally reflected strength in our energy end-market, as well as continued strength in our chemicals and engineering and construction end-markets, combined with the increased efforts and time that our management were able to dedicate to software license activities, and the increased willingness of our customers to make investments in our products, following the resolution of the FTC proceedings and an audit committee investigation in fiscal 2005.

        Revenues from service and other for fiscal 2006 increased 0.3% to $140.7 million from $140.3 million for fiscal 2005. A decrease of 0.9% in the consulting services business was offset by an increase of 1.3% in maintenance and training revenues. Consulting services declined due to the December 2004 sale of a portion of our consulting business to Honeywell, as part of our settlement with the FTC.

        Cost of Software Licenses.    Cost of software licenses for fiscal 2006 decreased to $16.8 million from $16.9 million in fiscal 2005. Cost of software licenses as a percentage of revenues from software licenses decreased to 10.9% for fiscal 2006 from 13.1% for fiscal 2005. The reduction in cost as a percentage of revenue was due to the increase in revenues over a base of costs, of which many were fixed in nature.

        Cost of Service and Other.    Cost of service and other for fiscal 2006 decreased 12.1% to $72.7 million from $82.7 million for fiscal 2005. Cost of service and other, as a percentage of revenues from service and other, decreased to 51.7% for fiscal 2006 from 59.0% for fiscal 2005. The decrease in cost is primarily due to decreased payroll costs of $10.4 million and decreased rent and facility costs of $3.5 million related to reductions in headcount and facility consolidations, offset in part by increases of

$0.8 million in reimbursable costs and $2.1 million in stock-based compensation costs and the allocation of $1.0 million of personnel costs for our development engineers working on a customer application project.

        Amortization of Technology Related Intangible Assets.    Amortization expense was $8.6 million for fiscal 2006 and $8.2 million for fiscal 2005. The increase was primarily the result of changes in foreign currency translation rates affecting amortization expense incurred in subsidiaries operating in currencies other than the U.S. dollar.

        Selling and Marketing.    Selling and marketing expenses for fiscal 2006 decreased 12.3% to $84.5 million from $96.3 million for fiscal 2005, while decreasing as a percentage of total revenues to 28.7% from 35.8%. The reduction in cost was primarily due to a decrease in payroll costs of $4.0 million, lower rent and facility costs of $5.9 million, lower marketing and advertising costs of $2.2 million, lower travel expenses of $1.5 million and a $2.7 million decrease in advertising costs related to AspenWorld, which took place in October 2004, partially offset by a $3.0 million increase in stock-based compensation costs and a $1.3 million increase in commissions.

        Research and Development.    Research and development expenses for fiscal 2006 decreased 6.3% to $44.3 million from $47.3 million for fiscal 2005, and decreased as a percentage of total revenues to 15.1% from 17.6%. The decrease was primarily attributable to the allocation of $1.0 million of personnel costs to costs of services for development engineers working on a customer application project, a $0.7 million decrease in payroll costs, a $1.7 million reduction in consultant costs, a $1.0 million reduction in depreciation and a $0.5 million decrease in rent and facility costs, partially offset by a $1.2 million decrease in software costs eligible for capitalization and a $1.5 million increase in stock-based compensation costs.

        We capitalized software development costs that amounted to 13.9% of our total engineering costs during fiscal 2006, as compared to 15.3% in fiscal 2005.

        General and Administrative.    General and administrative expenses for fiscal 2006 decreased 14.5% to $44.4 million from $51.9 million for fiscal 2005, and decreased as a percentage of total revenues to 15.1% from 19.3%. This decrease was due to a $7.1 million reduction in legal, accounting and consulting costs associated with the internal investigation by the audit committee, a $1.9 million decrease in payroll costs and a $1.2 million reduction in rent and facility costs, partially offset by a $3.3 million increase in stock-based compensation costs and increased recruiting costs of $0.7 million.

        Restructuring Charges and FTC Legal Costs.    During fiscal 2006, we recorded an additional $1.8 million related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 restructuring plan that did not qualify for accrual at June 30, 2005. The remaining $2.2 million related to revisions of estimates associated with lease exit costs and accretion of the discounted restructuring accruals under previous restructuring plans. During fiscal 2005, we recorded $25.0 million in restructuring charges and FTC legal costs. Of this amount, $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004, $3.8 million related to the May 2005 restructuring charge, $0.4 million related to the accretion of discounted restructuring accruals, and $6.5 million related to adjustments to prior restructuring accruals, all offset by $0.2 million in FTC legal costs, related to the FTC challenge of our acquisition of Hyprotech.

        Interest Income.    Interest income was $20.0 million for fiscal 2006 as compared to $19.0 million in fiscal 2005. The increase in interest income was due to the increases in our cash balance, partially offset by reductions in installments receivable balances due from customers.

        We have pledged a portion of the installments receivable contracts to unrelated financial institutions as collateral for secured borrowings and recorded the value of these installments as collateralized receivables on the accompanying consolidated balance sheets. We pledged a lower volume of customer installments receivable in fiscal 2007 than the prior year due to our improved working capital position and increases in our profitability and cash flows from operations.

        Interest Expense.    Interest expense is incurred primarily from our secured borrowings. The secured borrowings are derived from our securitizations and borrowing arrangements with unrelated financial institutions. Interest expense in fiscal 2006 increased to $19.5 million from $16.8 million in fiscal 2005. This increase in interest expense resulted from a generally higher level of secured borrowings during fiscal 2007.

        Foreign currency exchange gain (loss).    Foreign currency exchange loss for fiscal 2006 decreased to $2.9 million from $3.4 million for fiscal 2005 primarily due to favorable exchange rate fluctuations.

        Provision for/Benefit from Income Taxes.    We recorded a provision for income taxes of $9.9 million for fiscal 2006 compared to $8.8 million for fiscal 2005. The increase in the provision in fiscal 2006 was attributable to higher foreign taxes resulting from increased taxable income outside the U.S.

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

        The following tables present previously reported and restated quarterly consolidated statement of operations data for fiscal 2007 and 2006. These data are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of these data in accordance with US GAAP. See Note 17 of the Notes to the Consolidated Financial Statements for a discussion of the restatement.

	Three Months ended September 30, 2005			Three Months ended December 31, 2005
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated
	(In thousands, except per share data)
Revenues:
Software licenses	$24,037	$284	$24,321	$41,870	$166	$42,036
Service and other	35,797	79	35,876	34,751	20	34,771

Total revenues	59,834	363	60,197	76,621	186	76,807
Cost of revenues:
Cost of software licenses	3,875	—	3,875	4,244	—	4,244
Cost of service and other	17,343	—	17,343	17,962	—	17,962
Amortization of technology related intangible assets	2,106	—	2,106	2,128	—	2,128

Total cost of revenues	23,324	—	23,324	24,334	—	24,334

Gross profit	36,510	363	36,873	52,287	186	52,473
Operating costs:
Selling and marketing	18,758	—	18,758	20,759	—	20,759
Research and development	10,183	—	10,183	11,826	—	11,826
General and administrative	10,469	381	10,850	10,101	451	10,552
Restructuring charges and FTC legal costs	2,199	—	2,199	995	—	995
Loss (gain) on sales and disposals of assets	61	13	74	316	(263)	53

Total operating costs	41,670	394	42,064	43,997	188	44,185
Income (loss) from operations	(5,160)	(31)	(5,191)	8,290	(2)	8,288
Interest income	1,047	4,120	5,167	961	4,108	5,069
Interest expense	(231)	(4,733)	(4,964)	(207)	(4,827)	(5,034)
Foreign currency exchange gain (loss)	(3,297)	104	(3,193)	811	(104)	707

Income (loss) before provision for taxes	(7,641)	(540)	(8,181)	9,855	(825)	9,030
Benefit from (provision for) income taxes	309	(807)	(498)	(2,011)	(807)	(2,818)

Income (loss)	(7,332)	(1,347)	(8,679)	7,844	(1,632)	6,212
Accretion of preferred stock discount and dividend	(3,778)	—	(3,778)	(3,843)	—	(3,843)

Income (loss) applicable to common stockholders	$(11,110)	$(1,347)	$(12,457)	$4,001	$(1,632)	$2,369

Basic income (loss) per share applicable to common shareholders	$(0.26)	$(0.03)	$(0.29)	$0.09	$(0.04)	$0.05

Basic weighted average shares outstanding	43,237	—	43,237	43,743	—	43,743

Diluted income (loss) per share applicable to common shareholders	$(0.26)	$(0.03)	$(0.29)	$0.08	$(0.04)	$0.04

Diluted weighted average shares outstanding	43,237	—	43,237	52,765	—	52,765

	Three Months ended March 31, 2006			Three Months ended June 30, 2006
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated
	(In thousands, except per share data)
Revenues:
Software licenses	$42,392	$420	$42,812	$$44,474	$87	$44,561
Service and other	34,737	306	35,043	35,090	(94)	34,996

Total revenues	77,129	726	77,855	79,564	(7)	79,557
Cost of revenues:		—
Cost of software licenses	4,518	—	4,518	4,168	—	4,168
Cost of service and other	18,542	—	18,542	18,843	—	18,843
Amortization of technology related intangible assets	2,162	—	2,162	2,163	—	2,163

Total cost of revenues	25,222	—	25,222	25,174	—	25,174

Gross profit	51,907	726	52,633	54,390	(7)	54,383
Operating costs:
Selling and marketing	21,615	—	21,615	23,373	—	23,373
Research and development	12,005	—	12,005	10,308	—	10,308
General and administrative	9,791	636	10,427	12,168	411	12,579
Restructuring charges and FTC legal costs	534	—	534	265	—	265
Loss (gain) on sales and disposals of assets	103	(96)	7	418	(252)	166

Total operating costs	44,048	540	44,588	46,532	159	46,691
Income (loss) from operations	7,859	186	8,045	7,858	(166)	7,692
Interest income	1,332	3,560	4,892	1,694	3,156	4,850
Interest expense	(275)	(4,627)	(4,902)	(272)	(4,360)	(4,632)
Foreign currency exchange gain (loss)	793	80	873	(1,667)	406	(1,261)

Income (loss) before provision for taxes	9,709	(801)	8,908	7,613	(964)	6,649
Benefit from (provision for) income taxes	(3,095)	(807)	(3,902)	(1,916)	(807)	(2,723)

Income (loss)	6,614	(1,608)	5,006	5,697	(1,771)	3,926
Accretion of preferred stock discount and dividend	(3,888)	—	(3,888)	(3,874)	—	(3,874)

Income (loss) applicable to common stockholders	$2,726	$(1,608)	$1,118	$1,823	$(1,771)	$52

Basic income (loss) per share applicable to common shareholders	$0.06	$(0.03)	$0.03	$0.04	$(0.04)	$0.00

Basic weighted average shares outstanding	44,561	—	44,561	46,989	—	46,989

Diluted income (loss) per share applicable to common shareholders	$0.05	$(0.03)	$0.02	$0.03	$(0.03)	$0.00

Diluted weighted average shares outstanding	55,497	—	55,497	58,646	—	58,646

	Three Months ended September 30, 2006			Three Months ended December 31, 2006
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated
	(In thousands, except per share data)
Revenues:
Software licenses	$28,076	$42	$28,118	$60,866	$(405)	$60,461
Service and other	36,246	(199)	36,047	35,549	(16)	35,533

Total revenues	64,322	(157)	64,165	96,415	(421)	95,994
Cost of revenues:
Cost of software licenses	3,149	—	3,149	3,709	—	3,709
Cost of service and other	17,481	—	17,481	18,610	(147)	18,463
Amortization of technology related intangible assets	1,902	—	1,902	1,672	—	1,672

Total cost of revenues	22,532	—	22,532	23,991	(147)	23,844

Gross profit	41,790	(157)	41,633	72,424	(274)	72,150
Operating costs:
Selling and marketing	21,210	—	21,210	22,118	—	22,118
Research and development	8,490	—	8,490	10,729	—	10,729
General and administrative	10,084	435	10,519	13,581	525	14,106
Restructuring charges and FTC legal costs	1,446	—	1,446	589	—	589
Loss (gain) on sales and disposals of assets	5,769	(5,784)	(15)	(194)	282	88

Total operating costs	46,999	(5,349)	41,650	46,823	807	47,630
Income (loss) from operations	(5,209)	5,192	(17)	25,601	(1,081)	24,520
Interest income	1,248	3,872	5,120	2,948	2,405	5,353
Interest expense	(481)	(4,107)	(4,588)	(128)	(4,610)	(4,738)
Foreign currency exchange gain (loss)	(94)	27	(67)	2,643	471	3,114

Income (loss) before provision for taxes	(4,536)	4,984	448	31,064	(2,815)	28,249
Benefit from (provision for) income taxes	(881)	(1,165)	(2,046)	(2,449)	(1,707)	(4,156)

Income (loss)	(5,417)	3,819	(1,598)	28,615	(4,522)	24,093
Accretion of preferred stock discount and dividend	(3,736)	—	(3,736)	(3,408)	—	(3,408)

Income (loss) applicable to common stockholders	$(9,153)	$3,819	$(5,334)	$25,207	$(4,522)	$20,685

Basic income (loss) per share applicable to common shareholders	$(0.17)	$0.07	$(0.10)	$0.44	$(0.08)	$0.36

Basic weighted average shares outstanding	52,801	—	52,801	57,059	—	57,059

Diluted income (loss) per share applicable to common shareholders	$(0.17)	$0.07	$(0.10)	$0.32	$(0.05)	$0.27

Diluted weighted average shares outstanding	52,801	—	52,801	90,534	—	90,534

	Three Months ended March 31, 2007
	As previously reported	Adjustments	As Restated	Three Months Ended June 30, 2007
	(In thousands, except per share data)
Revenues:
Software licenses	$43,608	$(309)	$43,299	$67,883
Service and other	36,682	(481)	36,201	33,487

Total revenues	80,290	(790)	79,500	101,370
Cost of revenues:
Cost of software licenses	3,571	—	3,571	4,159
Cost of service and other	18,620	—	18,620	17,862
Amortization of technology related intangible assets	1,632	—	1,632	1,340

Total cost of revenues	23,823	—	23,823	23,361

Gross profit	56,467	(790)	55,677	78,009
Operating costs:
Selling and marketing	23,505	—	23,505	26,554
Research and development	12,120	—	12,120	11,364
General and administrative	10,857	545	11,402	14,983
Restructuring charges and FTC legal costs	1,597	—	1,597	1,002
Loss (gain) on sales and disposals of assets	695	(534)	161	98

Total operating costs	48,774	11	48,785	54,001
Income (loss) from operations	7,693	(801)	6,892	24,008
Interest income	2,652	2,982	5,634	5,802
Income expense	(174)	(4,495)	(4,669)	(4,618)
Foreign currency exchange gain (loss)	(130)	(46)	(176)	(3,605)

Income (loss) before provision for taxes	10,041	(2,360)	7,681	21,587
Benefit from (provision for) income taxes	(1,322)	(1,273)	(2,595)	(3,650)

Income (loss)	8,719	(3,633)	5,086	17,937
Accretion of preferred stock discount and dividend	(146)	—	(146)	—

Income (loss) applicable to common stockholders	$8,573	$(3,633)	$4,940	$17,937

Basic income (loss) per share applicable to common shareholders	$0.10	$(0.04)	$0.06	$0.20

Basic weighted average shares outstanding	86,228	—	86,228	88,472

Diluted income (loss) per share applicable to common shareholders	$0.10	$(0.04)	$0.06	$0.19

Diluted weighted average shares outstanding	91,614	262	91,876	93,299

(1)
See Note 17 of the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Resources

        We historically have financed our operations through cash generated from operating activities, public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, borrowings secured by our installment receivable contracts and borrowings under bank credit facilities. As of June 30, 2007, we had cash and cash equivalents totaling $132.3 million. We believe our current cash balances, future cash flows from our operations, and cash from future borrowings secured by installment receivable contracts will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, we may need to obtain additional financing thereafter or earlier if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

Operating Cash Flow

        In fiscal 2007, operating activities provided $55.7 million of cash as net income, plus non-cash expenses for stock-based compensation and depreciation and amortization totaling $30.5 million, was partially offset by a $30.9 million increase in installments receivables, primarily related to the sale of receivables to Key Bank, the proceeds from which are presented as a component of cash from financing activities. Accrued expenses increased by $1.8 million due to increases in accruals for income taxes and professional fees associated with the restatement of our financial statements.

Financing Activities

        In fiscal 2007, cash used in by financing activities was $2.2 million primarily due to the cash payment of $34.0 million for accumulated dividends upon the conversion of Series D-1 and Series D-2 preferred into common stock in December 2006 and January 2007. This was partially offset by $8.5 million in proceeds from employee stock plans along with net proceeds in excess of secured borrowing payments which was $23.7 million, primarily resulting from the $20.0 million of proceeds upon the closing of the securitization facility in the first quarter of fiscal 2007.

        Historically, we have financed our operations principally through cash generated from public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, operating activities, and borrowings secured by our installment receivable contracts.

Borrowings collateralized by receivable contracts

  Traditional Programs

        We historically have maintained arrangements with financial institutions providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. Under our arrangements with General Electric Capital Corporation, Bank of America and Silicon Valley Bank, which we refer to as the Traditional Programs, both parties must agree to enter into each transaction and negotiate the borrowing amount and interest rate secured by each receivable. The customers' payments of the underlying receivables fund the repayment of the related borrowing amount. The weighted average interest rate on the secured borrowings was 7.5% at June 30, 2007.

        The amount of total collateralized receivables for the Traditional Programs approximates the amount of the secured borrowings recorded in the consolidated balance sheet. The collateralized receivables earn interest income and the secured borrowings accrue borrowing costs at approximately the same interest rates. The secured borrowings and collateralized receivables are reduced as the related customer receivable is collected. The terms of the customer accounts receivable range from amounts that are due within 30 days to installment receivables that are due over five years. We act as the servicer for the receivables in one of the three arrangements.

        Under these arrangements, we received aggregate cash proceeds of $115.7 million, $110.5 million and $148.9 million during fiscal 2005, 2006 and 2007, respectively. As of June 30, 2007, we had outstanding secured borrowings of $180.3 million that were secured by collateralized receivables totaling $183.2 million.

        Availability under these arrangements is dependent upon our generation of additional customer receivables and the financial institutions' willingness to continue to enter into these transactions. We estimate that there was in excess of $64.0 million available under the Traditional Programs at June 30, 2007. We expect to continue to have the ability to borrow under the Traditional Programs, as the collection of the collateralized receivables and resulting payment of the borrowing obligation will reduce the outstanding balance, and the availability under the arrangements can be increased.

        Under the terms of the Traditional Programs, we have transferred the receivables to the financial institutions with limited financial recourse. Potential recourse obligations are primarily related to one program that requires us to pay interest to the financial institution when the underlying customer has not paid by the installment due date. This recourse is limited to a maximum period of 90 days after the due date. The amount of outstanding installment receivables that has this potential recourse obligation is $51.5 million at June 30, 2007. This recourse obligation is recognized as interest expense as incurred and totaled $0.5 million, $0.4 million, and $0.7 million for the years ended June 30, 2005, 2006, and 2007, respectively. In addition, we have recourse obligations totaling $1.5 million at June 30, 2007 if the underlying installment receivable is not paid by the customer. This recourse obligation is in the form of a deferred payment by the financial institution that is withheld until customer payments are received. Otherwise, recourse generally results from circumstances in which we failed to perform requirements related its contracts with the customer. Other than the specific items noted above, the financial institutions bear the credit risk associated with the customer whose receivable it purchased.

  Securitization of Accounts Receivable

        The securitization transactions in fiscal 2005 and 2007 described below include collateralized receivables whose value exceeds the related borrowings from the financial institutions. We receive and retain collections on these securitized receivables after all borrowing and related costs are paid to the financial institution. The financial institutions' rights to repayment are limited to the payments received from the collateralized receivables. The carrying value of the collateralized receivables at June 30, 2007 under these arrangements was $61.9 million and the secured borrowings totaled $25.8 million. The collateralized receivables earn interest income and the secured borrowings result in interest expense. The secured borrowings incur a higher interest rate than the implicit rates in the receivables. We act as the servicer under both of these arrangements and the customer collections are used to repay the secured borrowings, interest, and related costs.

  Fiscal 2005 Securitization

        On June 15, 2005, we securitized and transferred installments receivable with a net carrying value of $71.9 million and received cash proceeds of $43.8 million. The transfers of installments receivable to the securitization facility did not qualify as a sale for accounting purposes and has been accounted for as a secured borrowing. These borrowings are secured by collateralized receivables and the debt and borrowing costs are repaid as the receivables are collected. We capitalized $2.1 million of debt issuance costs associated with this transaction and these costs are being recognized in interest expense using the effective interest method. Accumulated amortization of the debt issue costs were $1.2 million and $1.9 million at June 30, 2006 and 2007, respectively. Amortization expense of the debt issuance costs was $1.1 million and $0.7 million for the years ended June 30, 2006 and 2007, respectively.

  Fiscal 2007 Securitization

        On September 29, 2006, we entered into a three-year revolving securitization facility and securitized and transferred installments receivable with a net carrying value of $32.1 million and received cash proceeds of $20.0 million. The transfers of installments receivable to the securitization facility did not qualify as a sale for accounting purposes and have been accounted for as a secured borrowing. These borrowings are secured by collateralized receivables and the debt and borrowing costs are repaid as the receivables are collected. We capitalized $1.1 million of debt issuance costs associated with this transaction and these costs are being recognized in interest expense using the effective interest method. Accumulated amortization of the debt issue costs was $0.4 million at June 30, 2007.

        In December 2007, we paid the outstanding amount of the Fiscal 2005 securitization at its carrying value. The unamortized debt issue costs were charged to expense at the time.

        We had been in violation of certain covenants related to the Fiscal 2007 Securitization due to the delay in filing our financial statements and other violations. The secured borrowings under this arrangement have been classified in the current portion of secured borrowings. In March 2008, we paid the outstanding amount of the Fiscal 2007 Securitization at its carrying value plus a termination fee of $0.8 million, and this securitization is no longer available. The unamortized debt issue costs were charged to expense at the time.

Credit Facility

        In January 2003 and through subsequent amendments, we executed a loan arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (1) $15.0 million or (2) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (1) $10.0 million or (2) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (8.25% at June 30, 2007). We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line of credit fee and collateral handling fees. The lines of credit are collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts and installments receivable that are not already pledged as collateral against the secured borrowings. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. The terms of the loan arrangement restrict our ability to pay dividends, with the exception of dividends paid in common stock or preferred stock dividends in cash.

        As of June 30, 2007, there were $7.4 million in letters of credit outstanding under the line of credit, and there was $13.1 million available for future borrowing. On October 16, 2007, we executed an amendment to the Loan Arrangement that adjusted the terms of certain financial covenants, including modifying the date we must provide monthly unaudited and annual audited financial statements to the bank. The loan arrangement expires in May 2008. We are currently in negotiations to either: (i) extend this line of credit with our current lender and amend the terms of the facility; or (ii) obtain a facility from another lender.

Requirements

Capital Expenditures

        In fiscal 2007, investing activities used $7.9 million of cash primarily as a result of the capitalization of internal use computer software development costs and the ordinary purchases of property and equipment. In fiscal 2005 and 2006, investing activities used $11.8 million and $10.5 million of cash, respectively. We expect to spend $8.0 million for capital expenditures in fiscal 2008, primarily for additional purchases of internal use software and computer equipment. We are not currently party to any purchase contracts related to future capital expenditures.

        Management is currently implementing a computer system and other related changes, which are being designed and implemented in part to remediate our material weaknesses and significant deficiencies. Management currently believes that the costs for such remediation activities, a substantial portion of which are expected to be incurred to upgrade our existing financial applications, could be material.

Contractual obligations and requirements

        As described above, we have transferred receivables under our receivable sale facilities and these transactions have been classified as secured borrowings for accounting purposes. Repayment of these borrowings are funded by the payments made by the customer either directly to the applicable financial institution or to us as agent, with limited or no financial recourse to us. Accordingly, we do not have any contractual obligation to fund these payments, as the scheduled payments are not our obligation and there are no financial guarantees issued in relation to these transactions. The table below excludes these transactions as we do not have a contractual payment obligation.

        Our contractual obligations at June 30, 2007 primarily consisted of operating leases for our headquarters and other facilities, sub-contractor purchase commitments, and other debt obligations. Other than these, there were no other commitments for capital or other expenditures. Our obligations related to these items at June 30, 2007 were as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$13,317	$11,309	$9,674	$8,631	$7,395	$11,616	$61,942
Purchase commitment	750	—	—	—	—	—	750
Term debt	193	—	—	—	—	—	193

Total commitments	$14,260	$11,309	$9,674	$8,631	$7,395	$11,616	$62,885

        Total contractual future sublease rental income as of June 30, 2007 was $7.2 million, which is not included in the above table.

        On September 5, 2007, we entered into an additional sublease agreement related to our former office space in Cambridge, Massachusetts, effective October 1, 2007 for approximately 50,000 square feet that expires on September 30, 2012. This new sublease agreement represents $5.5 million of scheduled sublease payments not included in the above table.

        Effective September 1, 2007, the landlord terminated a portion of our lease in Houston, Texas with respect to approximately 14,000 square feet of the original leased space. This termination agreement has not been included in the above table and represents future reductions of $2.6 million in lease payments.

        See Note 12 of the Notes to the Consolidated Financial Statements under the caption of "Operating Leases" for additional disclosure.

Income Taxes

        We have recorded $28.7 million for estimated tax liabilities including $22.0 million for estimated tax contingencies as further described in Note 11 of the Notes to the Consolidated Financial Statements. The actual amounts incurred upon settlement of these estimated liabilities could be materially different than the estimates recorded, and the timing of potential settlement for the matters which comprise the estimated liability is not presently known.

Dividends

        In accordance with our charter, upon each conversion of shares of our Series D-1 or D-2 convertible preferred stock into common stock, we paid a cash dividend in the amount of the dividends accumulated with respect to those shares from their original issue date to the conversion date. We paid to the holders of those shares a total of $2.4 million upon the conversion of 30,000 shares of Series D-1 convertible preferred stock into 3,000,000 shares of common stock in May 2006 and an additional $27.4 million upon the conversion of the remaining 270,300 shares of Series D-1 convertible preferred stock into 27,030,000 shares of common stock in December 2006. We paid $6.6 million to the holder of our Series D-2 convertible preferred stock upon conversion of all of the 63,064 outstanding shares of such preferred stock into 6,306,400 shares of common stock in January 2007.

Retirement of Convertible Debt

        On June 15, 2005, we paid $58.2 million to retire the entire outstanding principal amount of our convertible debentures, together with interest accrued thereon. We funded this payment with (a) $8.6 million of our existing cash, (b) $5.8 million obtained from borrowings secured by our sales of installments receivable under our existing receivables programs with Silicon Valley Bank and GE Capital Corporation, and (c) $43.8 million through the Fiscal 2005 securitization transaction described above.

Inflation

        Inflation has not had a significant impact on our operating results to date and we do not expect inflation to have a significant impact during fiscal 2008.

New Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109," or FIN 48, which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is "more-likely-than-not," based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, if the "more-likely-than-not" threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the period in which the change occurs.

        We adopted FIN 48 as of July 1, 2007, and any change in net assets as a result of applying FIN 48 is recognized as an adjustment to accumulated deficit on that date. As a result of the implementation of FIN 48 on July 1, 2007, we recognized an increase of approximately $3.0 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the accumulated deficit. In addition, as of July 1, 2007, we had $7.4 million of deferred tax assets which have been derecognized upon adoption of FIN 48. These amounts did not result in an adjustment to the accumulated deficit at July 1, 2007 as a result of the full valuation allowance recorded against these deferred tax assets.

        We have historically accounted for interest and penalties related to uncertain tax positions as part of our provision for income taxes. Upon adoption of FIN 48, we will continue this classification. As of June 30, 2007, we had accrued $6.9 million of interest and penalties related to uncertain tax positions. Prior to July 1, 2007, we classified income taxes payable as a current liability. Under FIN 48, we are required to classify those obligations that are expected to be paid within the next twelve months as a current obligation and the remainder as a non-current obligation. As of July 1, 2007, we classified $10.6 million as non-current obligations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed according to their level within this hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 except for nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, for which the effective date is fiscal years beginning after November 15, 2008. We have not yet determined the effect that the application of SFAS No. 157 will have on our consolidated financial statements.

        In February 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value and provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Once an entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the statement of operations. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the effect that the application of SFAS No. 159 will have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect will be primarily dependent upon future acquisitions.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51," ("SFAS No. 160") which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We have not yet determined the effect that the application of SFAS No. 160 will have on our consolidated financial statements, although no minority interests are reported as of June 30, 2007.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not yet determined the effect that the application of SFAS No. 161 will have on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Investment Portfolio

        We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses. At June 30, 2007, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Impact of Foreign Currency Rate Changes

        During fiscal 2007, the U.S. dollar weakened against currencies for countries in which we have local operations, primarily in Europe, Canada and the Asia-Pacific region. The remeasurement of our intercompany receivables and payables are recorded as unrealized transactions gains or losses in our consolidated statement of operations as foreign currency exchange gain (loss) unless such intercompany foreign currency balances qualify for accounting as a translation adjustment within stockholders' equity. Our primary foreign currency exposures relate to customer installment receivables, which are foreign denominated. Foreign exchange forward contracts are purchased to hedge certain customer accounts and installments receivable contract amounts (both held and transferred) that are denominated in a foreign currency.

Foreign Exchange Hedging

        We enter into foreign exchange forward contracts to mitigate our exposure to currency fluctuations on customer installments receivable contracts denominated in foreign currencies. We do not use derivative financial instruments for speculative or trading purposes, however, our derivative positions are not accounted for as accounting hedges. We had $26.9 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Euro and Canadian currencies, which related to underlying customer installments receivable transactions at June 30, 2007. The underlying customer installments receivable transactions consisted of assets carried on our balance sheet, for which we retain the exposure associated with changes in foreign exchange rates. At each balance sheet date, the foreign exchange forward contracts and the related installment receivable contracts denominated in foreign currencies are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings. Gains and losses related to these instruments for fiscal 2007 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, operating results or cash flows resulting from the use of these instruments. There can be no assurance, however, that these strategies will be effective or that transaction losses can be limited or forecasted accurately.

        The following table summarizes our forward contracts to sell foreign currencies for U.S. dollars at June 30, 2007. All of these contracts represented customer accounts and installments receivable contracts. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The fair value of the contracts as of June 30, 2007 was a loss of $0.6 million.

Currency	Forward Amount in U.S. Dollars	Contract Origination Date	Contract Maturity Date
		($ in thousands)
Euro	$17,610	Various: July 06-June 07	Various: July 07-April 08
British Pound Sterling	4,619	Various: July 06-June 07	Various: July 07-March 08
Japanese Yen	2,787	Various: July 06-June 07	Various: July 07-May 08
Canadian Dollar	1,611	Various: September 06-June 07	Various: July 07-March 08
Swiss Franc	306	Various: May 07-June 07	Various: August 07-September 07

Total	$26,933

Installment receivable contracts

        The installment receivable contracts are financial instruments subject to market risk from changes in interest rates. Fluctuations in interest rates of 1% would result in approximately a $3.5 million dollar change on the fair market value of the receivables.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements are filed as a part of this Form 10-K beginning on page F-1 and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On January 10, 2008, Deloitte & Touche LLP ("Deloitte") informed our Audit Committee that Deloitte declined to stand for re-appointment as our independent registered public accounting firm for the fiscal 2008 audit. However, Deloitte agreed to be engaged for the review of our interim consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. On March 12, 2008, the Audit Committee appointed KPMG LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008.

        During the fiscal years ended June 30, 2006 and 2007 and through the subsequent interim period preceding such resignation, there was no disagreement between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Deloitte's satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its audit report. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K during the fiscal years ended June 30, 2006 and 2007 or the subsequent interim periods through September 30, 2007, except for the material weaknesses in our internal control over financial reporting as of June 30, 2007 reported in Item 9A of this Form 10-K. Deloitte has not expressed any opinion on our internal control over financial reporting on any date subsequent to June 30, 2007.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal controls over financial reporting as of June 30, 2007. In connection with this assessment, we identified the following five material weaknesses in internal control over financial reporting as of June 30, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Because of the material weaknesses described below, management believes that, as of June 30, 2007, our internal control over financial reporting was not effective based on this criteria.

  1)
  Inadequate and ineffective controls over the periodic financial close process

          We did not have adequate design or operation of controls that provided reasonable assurance that financial statements could be prepared in accordance with GAAP. Specifically, we did not have adequate controls and procedures with respect to the (a) accounting for complex non-routine transactions, including the accounting for transfers of installment and accounts receivable as discussed below; (b) sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training; (c) review of manual journal entries recorded; (d) timely preparation and review of period-end account analyses and timely disposition of any required adjustments; (e) proper consolidation and accounting for all intercompany activities including those denominated in local currencies; and (f) timely reconciliation and recording of stock-based awards. This material weakness contributed to the restatement of the financial statements for fiscal 2005 and 2006, as discussed in Note 17 of the Notes to the Consolidated Financial Statements, and material post closing adjustments reflected in the financial statements as of and for fiscal 2007. These adjustments resulted in changes to assets, liabilities, stockholders' equity, revenues and expenses.

  2)
  Inadequate and ineffective controls over the accounting for transfers of customer installment and accounts receivables under receivable sale facilities

          We did not have adequate design or operation of controls to provide reasonable assurance that the amount or method of consolidation of new and outstanding installment and accounts receivables was allowable and properly accounted for as a sale of assets or a secured borrowing under the terms of the applicable receivable sale facilities. Controls also did not operate to ensure that only eligible assets were initially transferred under the receivable sale facilities. This weakness contributed to the restatement of the financial statements for fiscal 2005 and 2006, as discussed in Note 17 of the Notes to the Consolidated Financial Statements, and material post closing adjustments reflected in the financial statements as of and for fiscal 2007. These adjustments caused changes in collateralized receivables, retained interest in sold receivables, prepaid expenses, other assets, accrued expenses, secured borrowings, gain or loss on disposals of assets, general and administrative expenses, interest income, interest expense, and currency gains and losses on retained assets which are reflected in the accompanying financial statements.

  3)
  Inadequate and ineffective controls over income tax accounting and disclosure

          We did not have adequate design or operation of controls to provide reasonable assurance that the accounting for income taxes and related disclosures were prepared in accordance with GAAP. This material weakness contributed to the restatement of the financial statements for fiscal 2005 and 2006, as discussed in Note 17 of the Notes to the Consolidated Financial Statements, and material post closing adjustments reflected in the financial statements as of and for fiscal 2007. These adjustments caused changes to income taxes payable, deferred income tax assets and liabilities, valuation allowance, income tax provision, and disclosures of such amounts.

  4)
  Inadequate and ineffective controls over the recognition of revenue

          We did not have adequate design or operation of controls to provide reasonable assurance that (a) non-routine revenue arrangements are properly documented and accounted for; (b) license revenue as part of multiple-element service arrangements, where such services are bundled, is properly accounted for under GAAP; (c) estimated total costs for fixed price services arrangements are updated on a timely basis; (d) creditworthiness of customers is adequately assessed and documented; and (e) the present value of license contracts with extended payment terms is recorded using a discount rate appropriate for the customer. This material weakness contributed to the restatement of the financial statements for fiscal 2005 and 2006, as discussed in Note 17 of the Notes to the Consolidated Financial Statements, and material post closing adjustments reflected in the financial statements as of and for fiscal 2007. These adjustments caused changes in revenue, interest income, accounts receivable, unbilled services, and deferred revenue.

  5)
  Ineffective and inadequate controls over the accounts receivable function

          We did not have adequate design or operation of controls to provide reasonable assurance that accounts receivable ledgers were properly maintained and valuation adjustments were properly recognized. Specifically, our controls did not ensure that (a) accurate and complete information as to our ability to collect outstanding installment and accounts receivables is captured and used to record sufficient provisions for doubtful accounts; (b) interest income on installment receivables is appropriately classified within the statement of operations; (c) credits and adjustments for sales and withholding taxes are properly recorded; and (d) professional services delivered but not billed are properly presented in the balance sheet. This material weakness contributed to the restatement of the financial statements for fiscal 2005 and 2006, as discussed in Note 17 of the Notes to the Consolidated Financial Statements, and material post closing adjustments reflected in the financial statements as of and for fiscal 2007. These adjustments caused changes in the valuation of accounts and installments receivable, unbilled receivables, accrued expenses, deferred revenue, revenue, general and administrative expenses and interest income.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attest report on our assessment of our internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

        For the first three quarters of the year ended June 30, 2007, we reported within the applicable Form 10-Q material changes made to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) intended to address our previously reported material weaknesses. During the quarter ended June 30, 2007, no additional changes were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting except for the material weaknesses related to the accounting for transfers of customer installments and accounts receivables under receivable sale facilities and recognition of revenue discussed above.

        Although the remedial measures implemented and reported in prior quarters improved our internal control over financial reporting in certain respects, our processes and systems require further improvement and are dependent upon the training and effectiveness of a number of qualified finance and accounting staff that were hired in the fiscal year. As discussed above, our management expects to continue to develop our remediation plans and implement additional changes to our internal control over financial reporting during fiscal 2008 and possibly into fiscal 2009.

Remediation Plans

        Management has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. We began implementing certain of these measures prior to the filing of this Form 10-K but changes made to our internal controls have not yet been in place for a sufficient time to have had a significant effect. We expect to continue to develop our remediation plans and implement additional measures during our fiscal year 2008 and possibly into fiscal 2009.

        In order to improve controls over the periodic financial close process, we intend to:

  •
  Complete the upgrade of our existing financial applications, which is designed to streamline the capturing of relevant data, improve the general ledger and entity account level reporting structures and enhance the information query and reporting capability for the consolidated books worldwide;

  •
  Complete the consolidation of financial operations into three global centers;

  •
  Continue to assess training requirements and adequacy and expertise of the finance and accounting staff on a global basis;

  •
  Further improve the periodic financial close process through the use of a detailed financial close plan and enhanced review of manual journal entries, account reconciliations, estimates and judgments and consolidation schedules;

  •
  Assess the adequacy of the systems and procedures used to track and account for stock-based awards;

  •
  Further simplify the legal entity structure; and

  •
  Further enhance procedures to help ensure that the proper accounting for all complex non-routine transactions is researched, detailed in memoranda and reviewed by senior management prior to recording.

        In order to improve controls over the accounting for transfers of customer installment and accounts receivables under receivable sale facilities, we intend to:

  •
  Enhance procedures, including increased management review and approval of receivable transfers under receivable sale facilities and development of appropriate systems and reporting mechanisms, to ensure that transactions are allowable and properly accounted for as a sale of assets or secured borrowing under the terms of the receivable sale facilities;

  •
  Enhance receivable reconciliation procedures to ensure that only valid receivables are included on internal reports used to identify receivables eligible for transfer; and,

  •
  Improve reporting and review procedures between the company and the financial institutions who participate in the receivable sales facilities.

        In order to improve controls over income tax accounting and disclosure, we intend to:

  •
  Enhance our policies and procedures for determining and documenting income tax liabilities and contingencies;

  •
  Enhance our policies and procedures for determining, documenting and calculating our tax provisions in accordance with the applicable tax code and the determination of deferred income tax assets and liabilities including stock based compensation, tax credits, net operating loss carryforwards and limitations thereto as defined under section 382 of the Internal Revenue Code of 1986, as amended; and

  •
  Increase the number of personnel or use of outside advisors with specialized corporate and international tax expertise.

        In order to improve controls over the recognition of revenue, we intend to:

  •
  Increase the frequency, scope and tracking of training on revenue recognition for our sales and services organizations, executive management, regional finance, accounting and operations personnel;

  •
  Hire additional personnel in regional finance and revenue accounting with expertise in software revenue recognition;

  •
  Enhance review procedures for contracts containing both license and service elements;

  •
  Enhance the process used to determine the estimated discount rate for the present value of license contracts with extended payment terms;

  •
  Enhance contract review documentation and procedures to identify and accurately account for non-routine arrangements with customers;

  •
  Revise the credit approval policy to include guidelines for the establishment and approval of customer credit limits and further define procedures for the ongoing monitoring of customer receivable balances;

  •
  Improve procedures to identify and monitor customers who are approved on a pre-payment basis and ensure the underlying revenue transactions are accurately accounted for; and

  •
  Formalize and document a quarterly review of estimated total costs for fixed price professional services projects and analyze significant variances to actual costs.

        In order to improve controls over the accounts receivable function we intend to:

  •
  Enhance procedures for the review and approval of customer credit memos and adjustments including a monthly reconciliation of authorized amounts to actual credits and adjustments recorded;

  •
  Increase the level and frequency of review of professional services projects with unbilled and unearned balances to ensure that amounts recorded as unbilled services or deferred revenue are valid and accurate and provisions for uncollectible amounts are sufficient;

  •
  Increase the level and frequency of review of past due accounts and related installments in the accounts receivable aging on a global basis;

  •
  Assess training requirements and adequacy and expertise of the collections and accounts receivable staff on a global basis; and

  •
  Assess the adequacy of the accounting applications deployed to service accounts receivable which have been sold.

        If the remedial measures described above are insufficient to address any of the identified material weaknesses, or additional deficiencies that may arise in the future, material misstatements in our interim or annual financial statements may occur in the future. We are currently implementing an enhanced controls environment intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures, including regular reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described in "Item 1A. Risk Factors—In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy effectively the five material weaknesses identified as of June 30, 2007 could result in material misstatements in our financial statements" in Part I of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aspen Technology, Inc.
Burlington, Massachusetts

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Aspen Technology, Inc. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of June 30, 2007, because of the effect of the material weaknesses identified in management's assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

1.
Inadequate and ineffective controls over the periodic financial close process

  The Company did not have adequate design or operation of controls that provided reasonable assurance that financial statements could be prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Specifically, the Company did not have adequate controls and procedures with respect to the (a) accounting for complex non-routine transactions, including the accounting for transfers of installment and accounts receivable as discussed below; (b) sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training; (c) review of manual journal entries recorded; (d) timely preparation and review of period-end account analyses and timely disposition of any required adjustments; (e) proper consolidation and accounting for all intercompany activities including those denominated in local currencies; and (f) timely reconciliation and recording of stock-based awards. This material weakness contributed to the restatement of the Company's financial statements for the years ended June 30, 2005 and 2006, as discussed in Note 17 of the Notes to the Consolidated Financial Statements, and material post closing adjustments reflected in the Company's financial statements as of and for the year ended June 30, 2007. These adjustments resulted in changes to assets, liabilities, stockholders' equity, revenues and expenses. This weakness could continue to materially impact the Company's financial statements.

2.
Inadequate and ineffective controls over the accounting for transfers of customer installment and accounts receivables under receivable sale facilities

  The Company did not have adequate design or operation of controls to provide reasonable assurance that the amount or method of consolidation of new and outstanding installment and accounts receivables was allowable and properly accounted for as a sale of assets or a secured borrowing under the terms of the applicable receivable sale facilities. Controls also did not operate to ensure that only eligible assets were initially transferred under the receivable sale facilities. This weakness contributed to the restatement of the Company's financial statements for the years ended June 30, 2005 and 2006, as discussed in Note 17 of the Notes to the Consolidated Financial Statements, and material post closing adjustments reflected in the Company's financial statements as of and for the year ended June 30, 2007. These adjustments caused changes in collateralized receivables, retained interest in sold receivables, prepaid expenses, other assets, accrued expenses, secured borrowings, gain or loss on disposals of assets, general and administrative expenses, interest income, interest expense, and currency gains and losses on retained assets which are reflected in the accompanying financial statements. This weakness could continue to materially impact the balances in the accounts previously mentioned.

3.
Inadequate and ineffective controls over income tax accounting and disclosure

  The Company did not have adequate design or operation of controls to provide reasonable assurance that the accounting for income taxes and related disclosures were prepared in accordance with GAAP. This material weakness contributed to the restatement of the Company's financial statements for the years ended June 30, 2005 and 2006, as discussed in Note 17 of the Notes to the Consolidated Financial Statements, and material post closing adjustments reflected in the Company's financial statements as of and for the year ended June 30, 2007. These adjustments caused changes to income taxes payable, deferred income tax assets and liabilities, valuation allowance, income tax provision, and disclosures of such amounts. This weakness could continue to materially impact the balances in the accounts previously mentioned.

4.
Inadequate and ineffective controls over the recognition of revenue

  The Company did not have adequate design or operation of controls to provide reasonable assurance that (a) non-routine revenue arrangements are properly documented and accounted for; (b) license revenue as part of multiple-element service arrangements, where such services are bundled, is properly accounted for under GAAP; (c) estimated total costs for fixed price services arrangements are updated on a timely basis; (d) creditworthiness of customers is adequately assessed and documented; and (e) the present value of license contracts with extended payment terms is recorded using a discount rate appropriate for the customer. This material weakness contributed to the restatement of the Company's financial statements for the years ended June 30, 2005 and 2006, as discussed in Note 17 of the Notes to the Consolidated Financial Statements, and material post closing adjustments reflected in the Company's financial statements as of and for the year ended June 30, 2007. These adjustments caused changes in revenue, interest income, accounts receivable, unbilled services, and deferred revenue. This weakness could continue to materially impact the balances in the accounts previously mentioned.

5.
Ineffective and inadequate controls over the accounts receivable function

  The Company did not have adequate design or operation of controls to provide reasonable assurance that accounts receivable ledgers were properly maintained and valuation adjustments were properly recognized. Specifically, the Company's controls did not ensure that (a) accurate and complete information as to the Company's ability to collect outstanding installment and accounts receivables is captured and used to record sufficient provisions for doubtful accounts; (b) interest income on installment receivables is appropriately classified within the statement of operations; (c) credits and adjustments for sales and withholding taxes are properly recorded; and (d) professional services delivered but not billed are properly presented in the balance sheet. This material weakness contributed to the restatement of the Company's financial statements for the years ended June 30, 2005 and 2006, as discussed in Note 17 of the Notes to the Consolidated Financial Statements, and material post closing adjustments reflected in the Company's financial statements as of and for the year ended June 30, 2007. These adjustments caused changes in the valuation of accounts and installments receivable, unbilled receivables, accrued expenses, deferred revenue, revenue, general and administrative expenses and interest income. This weakness could continue to materially impact the balances of all of the accounts previously mentioned.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2007 of the Company, and this report does not affect our report on such financial statements.

        In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2007, of the Company and our report dated April 11, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the restatement of the Company's consolidated financial statements described in Note 17.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
April 11, 2008

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Executive Officers and Directors

        The following table sets forth information regarding our executive officers and directors, including their ages, as of November 1, 2007:

Mark E. Fusco President, Chief Executive Officer, and Director	Mr. Fusco has served as our President and Chief Executive Officer since January 2005 and as one of our directors since December 2003. Mr. Fusco served as president and chief operating officer of Ajilon Consulting, an information technology consulting firm, from May 2002 to January 2005, and as executive vice president of Ajilon Consulting from 1999 to May 2002. Mr. Fusco was a co-founder of Software Quality Partners, an information technology consulting firm specializing in software quality assurance and testing that was acquired by Ajilon Consulting in 1999, and served as president of Software Quality Partners from 1994 to 1999. From 1994 to 1999, Mr. Fusco also served as president of Analysis and Computer Systems, Inc., a producer of simulation and test equipment for digital communications in the defense industry. Prior to his business career, Mr. Fusco was a professional ice hockey player for the National Hockey League team the Hartford Whalers and was a member of the 1984 U.S. Olympic ice hockey team. He holds a B.A. in Economics from Harvard College and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Fusco is 46 years old.
Antonio J. Pietri Executive Vice President, Field Operations
Mr. Pietri has served as our Executive Vice President, Field Operations since July 2007. Mr. Pietri served as our Senior Vice President and Managing Director for the APAC Region from 2002 to June 2007. From 1996 until 2002, he held various positions with our company. From 1992 to 1996, he was at Setpoint Systems, Inc., which we acquired, and before that he worked at ABB Simcon and AECTRA Refining and Marketing, Inc. He holds an M.B.A. from the University of Houston and a B.S. in Chemical Engineering from the University of Tulsa. Mr. Pietri is 42 years old.
Bradley T. Miller Senior Vice President and Chief Financial Officer
Mr. Miller has served as our Senior Vice President and Chief Financial Officer since September 2006. From September 2005 to September 2006, Mr. Miller served as senior vice president and chief financial officer of Viisage Technology, Inc., an identity solutions technology company. From May 2004 to August 2005, Mr. Miller was vice president of finance, corporate controller and chief accounting officer of Sonus Networks, Inc., a provider of voice infrastructure products. From 2000 through May 2004, Mr. Miller was with Sapient

Corporation, an information technology and business consulting firm, initially as corporate controller. He was subsequently appointed vice president in 2001 and chief accounting officer in November 2002. Mr. Miller previously was a member of the audit practice with Coopers & Lybrand, where he earned his C.P.A. license. He has a B.A. from the College of William and Mary and an M.B.A. from the University of New Hampshire. Mr. Miller is 46 years old.
Frederic G. Hammond Senior Vice President, General Counsel and Secretary
Mr. Hammond has served as our Senior Vice President, General Counsel and Secretary since July 2005. From February to June 2005, Mr. Hammond was a partner at the law firm of Hinckley, Allen & Snyder LLP in Boston, Massachusetts. From 1999 through August 2004, Mr. Hammond served as vice president, business affairs and general counsel of Gomez Advisors, Inc., a performance management and benchmarking technology services firm. From 1992 to 1999, Mr. Hammond served as general counsel of Avid Technology, Inc., a provider of digital media creation, management and distribution solutions. Prior to Avid Technology, Mr. Hammond was an attorney with the law firm of Ropes & Gray LLP in Boston, Massachusetts. He holds a B.A. from Yale College and a J.D. from Boston College Law School. Mr. Hammond is 47 years old.
Manolis E. Kotzabasakis Senior Vice President, Sales and Strategy
Mr. Kotzabasakis has served as our Senior Vice President, Worldwide Sales and Strategy since July 2007. Mr. Kotzabasakis served as our Senior Vice President, Worldwide Sales and Business Development from January 2005 to June 2007, Senior Vice President, Marketing and Strategy from July 2004 to December 2004, Senior Vice President, Engineering Business Unit from September 2002 to June 2004, Vice President of our Aspen Engineering Suite of Products, Research and Development from 1998 to August 2002 and Director of our Advanced Process Design Group from 1997 to 1998. He holds a B.Sc. in Chemical Engineering from the National Technical University of Athens and an M.Sc. and Ph.D. in Chemical Engineering from the University of Manchester Institute of Science and Technology. Mr. Kotzabasakis is 48 years old.
Blair F. Wheeler Senior Vice President, Marketing
Mr. Wheeler has served as our Senior Vice President, Marketing since February 2005. From 2000 to January 2005, Mr. Wheeler served as vice president, marketing of Relicore, Inc., a provider of enterprise information technology infrastructure management software that he co-founded. From 1998 to 2000, Mr. Wheeler served as vice president, business development for Webline Communications Corp., an Internet communications infrastructure and applications company that was acquired by Cisco Systems, Inc. in 1999. From 1993 to 1998, Mr. Wheeler was head of product marketing and business development for the broadcast products division of

Avid Technology, Inc., a provider of digital media creation, management and distribution solutions. Mr. Wheeler was also previously a management consultant with The Boston Consulting Group and a geologist for Amoco Production Company International. He holds a B.S. in Geology and Geophysics from Yale College and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Wheeler is 49 years old.
Donald P. Casey Director
Mr. Casey has served as one of our directors since April 2004. Since August 2004, Mr. Casey has served as chairman of Mazu Networks, Inc., a network security software company. From 2001 to August 2004, Mr. Casey served as an information strategy and operations consultant to technology and financial services companies. From 2000 to 2001, Mr. Casey served as president and chief operating officer of Exodus Communications, Inc., an internet infrastructure services provider. From 1991 to 1999, Mr. Casey served as chief technology officer and president of Wang Global, Inc. Mr. Casey previously held executive management positions at Lotus Development Corporation, Apple Computer, Inc. and International Business Machines Corporation. He holds a B.S. in Mathematics from St. Francis College. Mr. Casey is 61 years old.
Gary E. Haroian Director
Mr. Haroian has served as one of our directors since December 2003. Since December 2002, Mr. Haroian has been a consultant to emerging technology companies. From 2000 to December 2002, Mr. Haroian served in various positions, including as chief financial officer, chief operating officer and chief executive officer, at Bowstreet, Inc., a provider of software application tools. From 1997 to 2000, Mr. Haroian served as senior vice president of finance and administration and chief financial officer of Concord Communications, Inc., a network management software company. From 1983 to 1996, Mr. Haroian served in various positions, including chief financial officer, president, chief operating officer and chief executive officer, at Stratus Computer, Inc., a provider of continuous availability solutions. He serves as a director of Embarcadero Technologies, Inc., a provider of data lifecycle management solutions, Lightbridge, Inc., a provider of transaction and payment processing services, Network Engines, Inc., a provider of server appliance software solutions and Phase Forward Incorporated, a provider of clinical trials and drug safety software. He is a Certified Public Accountant and holds a B.S. in Economics and Accounting from the University of Massachusetts Amherst. Mr. Haroian is 56 years old.
Stephen M. Jennings Director	Mr. Jennings has served as Chairman of the Board since January 2005 and as one of our directors since 2000. Mr. Jennings has been a director of The Monitor Group, a strategy consulting firm, since 1996. He also serves as a director of LTX Corporation, a semiconductor test equipment manufacturer. He holds a B.A. in Economics from Dartmouth College and an M.A. (Oxon) from Oxford University, where he studied Philosophy, Politics and Economics as a Marshall Scholar. Mr. Jennings is 46 years old.
Joan C. McArdle Director
Ms. McArdle has served as one of our directors since 1994. Ms. McArdle has served as a senior vice president of Massachusetts Capital Resource Company, an investment company, since 2001, and served as a vice president of Massachusetts Capital Resource Company from 1985 to 2001. She holds an A.B. in English from Smith College. Ms. McArdle is 56 years old.
David M. McKenna Director
Mr. McKenna has served as one of our directors since September 2006. Since June 2003, Mr. McKenna has been a partner of Advent International. Prior to returning to Advent International, Mr. McKenna was a principal at Bain Capital from 2000 to April 2003. From 1992 to 2000, Mr. McKenna held various positions with Advent International. He holds a B.A. in English from Dartmouth College. Mr. McKenna is 40 years old.
Michael Pehl Director
Mr. Pehl has served as one of our directors since August 2003. Since 2007 he has been a partner of North Bridge Growth Equity, an early-stage venture capital fund based in the Boston, Massachusetts and San Mateo, California areas. Before joining North Bridge, Mr. Pehl was an operating partner of Advent International Corporation, a venture private equity firm, since 2001. From 1999 to 2000, Mr. Pehl held various positions, including president, chief operating officer and director, at Razorfish, Inc., a strategic, creative and technology solutions provider for digital businesses. From 1996 to 1999, Mr. Pehl was chairman and chief executive officer of International Integration, Inc. (i-Cube), which was acquired by Razorfish, Inc. Prior to joining i-Cube, Mr. Pehl was a founder of International Consulting Solutions, Inc., an SAP implementation and business process consulting firm. Mr. Pehl serves as a director of MTI Technology Corporation, a storage solutions and services company. Mr. Pehl is 46 years old.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file changes in ownership on Form 4 or 5 with the SEC. These executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of these forms, we believe that all Section 16(a) reports applicable to our executive officers, directors and ten-percent stockholders with respect to reportable transactions during fiscal 2007 were filed on a timely basis.

Code of Business Conduct and Ethics

        We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We have posted a copy of the code in the corporate governance section of our website, www.aspentech.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, our code by posting such information on our website.

Audit Committee

        Our board of directors has a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act. The responsibilities of the audit committee include:

  •
  appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

  •
  overseeing the work of our independent registered public accounting firm, including the receipt and consideration of reports from such firm;

  •
  reviewing and discussing our annual and quarterly financial statements and related disclosures with management and our independent registered public accounting firm;

  •
  monitoring our internal control over financial reporting and our disclosure controls and procedures, as well as the implementation of our code of business conduct and ethics;

  •
  overseeing our internal audit function;

  •
  discussing and assessing our risk management policies;

  •
  establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting-related complaints and concerns;

  •
  meeting independently with members of our internal auditing staff, independent registered public accounting firm and management; and

  •
  preparing the audit committee report required by SEC rules.

        The current members of the audit committee are Donald P. Casey, Gary E. Haroian and Joan C. McArdle. The board of directors has determined that Mr. Haroian is an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K and qualifies as "independent" under applicable Nasdaq rules. The audit committee met 35 times during fiscal 2007, either in person or by teleconference. Each member attended at least 75% of the meetings held by the audit committee in fiscal 2007.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        The compensation committee of our board of directors oversees our executive compensation program. In this role, the compensation committee is responsible for determining compensation of our executive officers for each fiscal year.

Objectives and Philosophy of Our Executive Compensation Program

        AspenTech has a total compensation philosophy designed to provide compensation that is linked to performance, competitive with other companies in the markets in which we compete, and perceived to be fair and equitable, and that can be sustained in all business environments. The compensation policies established by the compensation committee have been designed to link executive compensation to the attainment of specific performance goals and to align the interests of executive officers with those of our stockholders. The policies are also designed to allow us to attract and retain senior executives critical to our long-term success by providing competitive compensation packages and recognizing and rewarding individual contributions, to ensure that executive compensation is aligned with corporate strategies and business objectives, and to promote the achievement of key strategic and financial performance measures.

        To achieve these objectives, the compensation committee evaluates our executive compensation program with the goal of setting compensation at levels the compensation committee believes are competitive with those of other companies in our industry and regions that compete with us for executive talent. In addition, our executive compensation program ties a substantial portion of each executive's overall compensation to key strategic, financial and operational goals such as growth and penetration of customer base and financial and operational performance, as measured by metrics such as revenue and profitability. We also provide a portion of our executive compensation in the form of stock options and restricted stock units that vest over time, which we believe helps to retain our executives and aligns their interests with those of our stockholders by allowing them to participate in the longer term success of our company through stock price appreciation.

        In making compensation decisions, the compensation committee reviewed information on practices, programs and compensation levels implemented by publicly traded software companies. This peer group consists of companies the compensation committee believes are generally comparable to our company and against which the compensation committee believes we compete for executive talent. The composition of the peer group is reviewed and updated periodically by the compensation committee. The companies included in this peer group as of June 30, 2007 were:

Agile Software Ansys Epicor Software i2 Technologies Informatica JDA Software Lawson Software Manhattan Associates Mentor Graphics	Parametric Technology Progress Software QAD TIBCO Software webMethods

        For fiscal 2007, the compensation committee also reviewed an analysis provided by Watson Wyatt Worldwide, an independent compensation consultant, in determining the compensation package of our chief executive officer.

        We consider actual realized compensation received in determining if our compensation programs are meeting their objectives. We do not typically reduce compensation plan targets because of compensation realized from prior awards, however, as we do not want to create a disincentive for exceptional performance.

Components of Our Executive Compensation Program

        Our executive compensation program includes the following elements:

  •
  base salary;

  •
  annual discretionary and performance-based cash bonuses;

  •
  stock options and restricted stock units;

  •
  insurance, retirement and other employee benefits; and

  •
  severance and change-of-control benefits.

        We have no formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the compensation committee exercises its judgment and discretion in determining what it believes to be the appropriate level and mix of the various compensation components. The committee also has a practice of reviewing its recommendations with the full board before making its final compensation determinations.

  Base Salary

        We establish base salaries at competitive market rates to attract and retain the caliber of talent necessary for our success. Base salary is used to recognize the performance, skills, knowledge, experience and responsibilities required of all our employees, including our executive officers. When establishing base salaries of our executive officers for fiscal 2007 and 2008, the compensation committee considered the survey data of compensation in the peer group, as well as a variety of other factors, including the experience and performance of the executive, the scope of the executive's responsibility, and the base salary of the executive at his prior employment, where applicable. Generally, we believe that our executives' base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

        The compensation committee reviews the base salaries of our executive officers at least annually, and adjusts base salaries from time-to-time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

  Annual Cash Bonus

        We have two annual incentive bonus plans for our executives: the Executive Annual Incentive Bonus Plan, which we refer to below as the Executive Plan, and the Operations Executives Plan, which we refer to as the Operations Plan. The participants in the Executive Plan consist of our chief executive officer and the executives reporting directly to our chief executive officer, except for executives who participate in the Operations Plan. Each of Mark E. Fusco, Bradley T. Miller, Manolis E. Kotzabasakis, C. Steven Pringle and Blair F. Wheeler, who constituted our "named executive officers"as of June 30, 2007 as described below under "Summary Compensation," participated in the Executive Plan for fiscal 2007, except for Mr. Kotzabasakis, who participated in the Operations Plan. Messrs. Fusco, Miller and Wheeler will participate in the Executive Plan for fiscal 2008, and Messrs. Kotzabasakis and Pringle will participate in the Operations Plan.

  Executive Plan

        Amounts earned under the executive bonus plan are payable in cash and directly tied to achievement of corporate financial targets and attainment of individual performance goals.

        Amounts payable under the executive bonus plan are based in part on meeting corporate operating income targets. The corporate operating income component, weighted at 30% to 70% for both fiscal 2007 and fiscal 2008, measures the extent to which we achieve a corporate operating income target amount. For both fiscal 2007 and fiscal 2008, the Executive Plan includes both a minimum operating income threshold of 80% of the target amount, which must be met in order for any bonus to be paid under the Executive Plan, and a maximum operating income threshold, above which no additional bonus would be earned. Amounts payable under the Executive Plan correspond to the applicable executive's base salary, with those with broader scope typically being compensated at a higher level.

The annual corporate operating income target is contained in the business plan adopted by the board of directors. Bonuses attributable to the corporate operating income component are paid annually.

        Amounts payable under the Executive Plan are also based in part on whether an executive met specific performance goals. Individual objectives, weighted at 30% to 70% for both fiscal 2007 and fiscal 2008, measured the extent to which an individual achieved performance objectives established specifically for that executive officer. The performance objectives were necessarily tied to the particular functional responsibilities of the executive, and the executive's performance in fulfilling those responsibilities.

        The compensation committee reviews with the board and approves the individual performance goals for each executive under the Executive Plan. The chief executive officer develops individual goals for the executives reporting to him, subject to the compensation committee's review and approval. The compensation committee establishes goals for the chief executive officer. We do not have a general policy regarding the adjustment of compensation following a restatement or adjustment of our performance measures. The threshold level for being awarded a bonus pursuant to the Executive Plan can be characterized as demanding, while the maximum goal contemplates compliance with challenging requirements.

  Operations Plan

        Amounts earned under the Operations Plan are payable in cash and directly tied to achievement of corporate financial targets and regional performance objectives.

        Amounts payable under the Operations Plan are based in part on meeting corporate operating income targets. The corporate operating income component, which was weighted at 20% for fiscal 2007 and fiscal 2008, measures the extent to which we achieve a corporate operating income target amount. For both fiscal 2007 and fiscal 2008, the plan includes both a minimum operating income threshold of 80% of the target amount, which was required to be met in order for any bonus to be paid under the Operations Plan, and a maximum operating income threshold, above which no additional bonus would be earned. Bonuses attributable to the corporate operating income component are paid annually.

        The regional performance component, which was weighted at 75% for both fiscal 2007 and fiscal 2008, measures the extent to which we achieved performance objectives for the region or regions for which the executive is responsible. Mr. Kotzabasakis had oversight responsibility for all regions in fiscal 2007, including responsibility for global accounts. Bonuses attributable to the regional performance component are paid as quarterly commissions based on quarterly regional financial results.

        Amounts payable under the Operations Plan are also based in part on whether an individual met specific performance goals. Individual objectives, weighted at 5% for both fiscal 2007 and fiscal 2008, measured the extent to which an individual achieved performance objectives established specifically for that executive officer. Payments based on this component were capped at the executive officers' respective target bonus amounts. The performance objectives are necessarily tied to the particular functional responsibilities of the individual and his performance in fulfilling those responsibilities.

        The compensation committee approves the performance goals for each executive, the weighting of various goals for each executive, and the formula for determining potential bonus amounts based on achievement of those goals. Our chief executive officer was responsible for developing, and assessing compliance with, the individual performance goals for each executive participating in the Operations Plan for fiscal 2007. In fiscal 2008, our chief executive officer and the executive vice president for field operations are responsible for developing, and assessing compliance with, the individual performance goals for each executive participating in the Operations Plan. The threshold level for being awarded a bonus pursuant to the Operations Plan can be characterized as demanding, while the maximum goal contemplates compliance with challenging requirements.

  Stock Options and Restricted Stock Units

        Our equity award program is the primary vehicle for offering long-term incentives to our executives. We believe that equity grants help to align the interests of our executives and our stockholders, provide our executives with a strong link to our long-term performance and create an ownership culture. In addition, the vesting feature of our equity grants should further our goal of executive retention by providing an incentive to an executive to remain in our employ during the vesting period. In determining the size of equity grants to our executives, our compensation committee considers comparative share ownership of executives in our compensation peer group, our company-level performance, the individual executive's performance, the amount of equity previously awarded to the executive, the vesting status of the previous awards and the recommendations of the chief executive officer.

        We typically make an initial equity award of stock options to new executives and an annual equity program grant as part of our overall compensation program. All grants of options and restricted stock units to our executives are approved by the compensation committee.

        Our equity awards typically have taken the form of stock options and restricted stock units. The compensation committee reviews all components of an executive's compensation when determining annual equity awards to ensure that the executive's total compensation conforms to our overall philosophy and objectives.

        We set the exercise price of all stock option grants to equal the prior day's closing price of our common stock. Typically, the stock options we grant to our executives vest pro rata over the first sixteen quarters of a ten-year option term. Vesting and exercise rights cease shortly after termination of employment except in the case of death or disability. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

        In October 2006, the compensation committee approved grants to named executive officers of stock options having an exercise price of $10.42 per share of common stock and vesting in sixteen quarterly installments, and restricted stock units that would vest, subject to our achieving specified performance goals in the fiscal year ending June 30, 2007, as to 25% upon announcement of our earnings for fiscal 2007 with the balance vesting in 12 equal quarterly installments thereafter. In approving these grants, the compensation committee considered each named executive officer's level of responsibility within our company, the individual performance of the officer and competitive industry practice, as indicated by market data for companies that the compensation committee identified as being comparable. In accordance with their terms, 25% of the restricted stock units vested in September 2007, and additional units vested in October 2007 and January 2008.

        Stock awards to our executives are typically granted annually in conjunction with the review of their individual performance. Going forward, the committee has decided to make the annual program grant contemporaneously with all other compensation changes for the year. This review typically takes place at the regularly scheduled meeting of the compensation committee held in the fourth quarter of each fiscal year. We have had a practice not to award program grants or grants to officers during blackout periods.

        We do not have any equity ownership guidelines for our executives.

  Benefits and Other Compensation

        We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. Our named executive officers are not entitled to benefits that are not otherwise available to all employees.

  Severance and Change-in-Control Benefits

        Pursuant to executive retention agreements we have entered into with each of our named executive officers and to the provisions of our option agreements, those executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of our company. We have provided more detailed information about these benefits, along with estimates of their value under various circumstances, under the caption "Potential Payments Upon Termination or Change in Control" below.

        We believe these agreements assist in maintaining a competitive position in terms of attracting and retaining key executives. The agreements also support decision-making that is in the best interests of our stockholders, and enable our executives to focus on company priorities. We believe that our severance and change in control benefits are generally in line with prevalent peer practice with respect to severance packages offered to executives.

        Except with respect to our chief executive officer, our practice in the case of change-of-control benefits under the executive retention agreements has been to structure these as "double trigger" benefits. In other words, the change in control does not itself trigger benefits; rather, benefits are paid only if the employment of the executive is terminated under the circumstances described below during a specified period after the change in control. We believe a "double trigger" benefit maximizes shareholder value because it prevents an unintended windfall to executives in the event of a friendly change in control, while still providing them appropriate incentives to cooperate in negotiating any change in control in which they believe they may lose their jobs.

Role of Executive Officers in the Compensation Process

        Our senior vice president, human resources confers with the chief executive officer and the compensation committee to provide a market perspective on the competitive landscape and needs of the business and compensation levels in the peer group and relevant market surveys.

        Our chief executive officer provides the compensation committee with his perspective on the performance of other executive officers. Based on his judgment and experience, our chief executive officer recommends specific compensation amounts and awards for the other executive officers, and the compensation committee considers those recommendations and makes the ultimate decision.

        Our chief executive officer also provides the compensation committee with a self-assessment of his performance. The compensation committee independently establishes the compensation of the chief executive officer, who is not present during discussions where his compensation is established.

Tax and Accounting Considerations

        Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a publicly traded company for certain compensation in excess of $1,000,000 paid to our chief executive officer and our four other most highly compensated executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met.

        We periodically review the potential consequences of Section 162(m), and we generally intend to structure the performance-based portion of our executive compensation, where feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. The compensation committee in its judgment may, however, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Potential Payments Upon Termination or Change in Control

        On December 7, 2004, we entered into an employment agreement with Mark E. Fusco, pursuant to which Mr. Fusco agreed to serve as our President and Chief Executive Officer. Under this agreement, in the event of termination of Mr. Fusco's employment (other than for the reasons set forth below), including termination of his employment after a change in control (as defined below) or termination of employment by Mr. Fusco for "good reason" (which includes constructive termination, relocation, or reduction in salary or benefits), Mr. Fusco will be entitled to a lump sum severance payment equal to two times the sum of:

  •
  the amount of Mr. Fusco's annual base salary in effect immediately prior to notice of termination (or in the event of termination after a change in control, then the amount of his annual base salary in effect immediately prior to the change in control, if higher); and

  •
  the amount of the average of the annual bonuses paid to Mr. Fusco for the three years (or the number of years employed, if less) immediately preceding the notice of termination (or in the event of termination after a change in control, then the amount of the average annual bonuses paid to Mr. Fusco for the three years (or the number of years employed, if less) immediately prior to the change in control, if higher) or the occurrence of a change in control, as the case may be.

        In addition, in lieu of any further life, disability, and accident insurance benefits otherwise due to Mr. Fusco following his termination (other than for the reasons set forth below), including termination after a change in control, we will pay Mr. Fusco a lump sum amount equal to the estimated cost (as determined in good faith by us) to Mr. Fusco of providing such benefits, to the extent that Mr. Fusco is eligible to receive such benefits immediately prior to notice of termination, for a period of two years commencing on the date of termination. We will also pay all health insurance due to Mr. Fusco for a period of two years commencing on the date of termination.

        Mr. Fusco's employment agreement provides that the payments received by him relating to termination of his employment will be increased in the event that these payments would subject him to excise tax as a parachute payment under Section 4999 of the Internal Revenue Code. The increase would be equal to an amount necessary for Mr. Fusco to receive, after payment of such tax, cash in an amount equal to the amount he would have received in the absence of such tax. However, the increased payment will not be made if the total severance payment, if so increased, would not exceed 110% of the highest amount that could be paid without causing an imposition of the excise tax. In that event, in lieu of an increased payment, the total severance payment will be reduced to such reduced amount. We have indemnified Mr. Fusco for the amount of any penalty applicable to any payments Mr. Fusco receives from us as a result of his termination that are imposed by Section 409A of the Internal Revenue Code.

        However, in the event that Mr. Fusco's employment is terminated for one or more of the following reasons, then Mr. Fusco will not be entitled to the severance payments described above:

  •
  by us for "cause" (as defined below);

  •
  by reason of Mr. Fusco's death or disability;

  •
  by Mr. Fusco without good reason (unless such resignation occurs within six months following a change in control); or

  •
  after Mr. Fusco shall have attained age 70.

        Under the terms of Mr. Fusco's employment agreement, in the event of a "potential change in control" (as defined below), Mr. Fusco agrees to remain in our employment until the earliest of:

  •
  three months after the date of such potential change in control;

  •
  the date of a change in control;

  •
  the date of termination by Mr. Fusco of his employment for good reason or by reason of death or retirement; and

  •
  our termination of Mr. Fusco's employment for any reason.

        For the purposes of Mr. Fusco's employment agreement, "cause" for our terminating Mr. Fusco means:

  •
  the willful and continued failure by Mr. Fusco to substantially perform his duties after written demand by the board;

  •
  willful engagement by Mr. Fusco in gross misconduct materially injurious to us; or

  •
  a plea by Mr. Fusco of guilty or no contest to a felony charge.

        For the purposes of Mr. Fusco's employment agreement, a "change in control" is deemed to have occurred if any of the following conditions shall have been satisfied:

  •
  continuing directors cease to constitute more than two-thirds of the membership of the board;

  •
  any person or entity acquires, directly or indirectly, beneficial ownership of 50% or more of the combined voting power of our then outstanding voting securities;

  •
  a change in control occurs of a nature that we would be required to report on a current report on Form 8-K or pursuant to Item 6(e) of Schedule 14A of Regulation 14A or any similar item, schedule or form under the Securities Exchange Act, as in effect at the time of the change, whether or not we are then subject to such reporting requirement, including our merger or consolidation with any other corporation, other than:

  •
  a merger or consolidation where (1) our voting securities outstanding immediately prior to such transaction continue to represent 51% or more of the combined voting power of the voting securities of the surviving or resulting entity outstanding immediately after such transaction, and (2) our directors immediately prior to such merger or consolidation continue to constitute more than two-thirds of the membership of the board of directors of the surviving or combined entity following such transaction; or

  •
  a merger or consolidation effected to implement our recapitalization of (or similar transaction) in which no person or entity acquires 25% or more of the combined voting power of our then outstanding securities; or

  •
  our stockholders approve a plan of complete liquidation or an agreement for the sale or disposition of all or substantially all of our assets (or any transaction having a similar effect).

        For the purposes of Mr. Fusco's employment agreement, a "potential change in control" is deemed to have occurred if any of the following conditions shall have been satisfied:

  •
  we enter into an agreement, the consummation of which would result in the occurrence of a change in control;

  •
  we or anyone else publicly announces an intention to take or to consider taking actions which, if consummated, would constitute a change in control;

  •
  any person or entity becomes the beneficial owner, directly or indirectly, of 15% or more of the combined voting power of our then outstanding securities (entitled to vote generally for the election of directors); or

  •
  the board adopts a resolution to the effect that, for purposes of Mr. Fusco's employment agreement, a "potential change in control" has occurred.

        On October 28, 2005, we entered into an amendment to our employment agreement with Mr. Fusco. This amendment provides that in the event Mr. Fusco becomes entitled, on the terms and conditions set forth in the employment agreement, to receive a severance payment upon termination of his employment, such a payment must be made within 30 days after the Date of Termination (as defined in the employment agreement). Notwithstanding the foregoing, if the severance payment will constitute "nonqualified deferred compensation" subject to the provisions of Section 409A of the Internal Revenue Code, then the payment instead will be due within 15 days after the earlier of (i) the expiration of six months and one day following the Date of Termination or (ii) Mr. Fusco's death following the Date of Termination.

        On September 26, 2006, we entered into executive retention agreements with the following executive officers: Bradley T. Miller, our Senior Vice President and Chief Financial Officer; Manolis E. Kotzabasakis, our Senior Vice President, Sales and Strategy; C. Steven Pringle, our Senior Vice President, aspenONE; and Blair F. Wheeler, our Senior Vice President, Marketing, each of whom we refer to as a specified executive.

        Pursuant to the terms of each executive retention agreement, if the specified executive's employment is terminated prior to a change in control without cause, the specified executive will be entitled to the following:

  •
  payment of an amount equal to the specified executive's annual base salary then in effect, payable over twelve months;

  •
  payment of an amount equal to the specified executive's total target bonus for the fiscal year, pro-rated for the portion of the fiscal year elapsed prior to termination, payable in one lump sum;

  •
  payment of an amount equal to the cost to the specified executive of providing life, disability and accident insurance benefits, payable in one lump sum, for a period of one year; and

  •
  continuation of medical, dental and vision insurance coverage to which the specified executive was entitled prior to termination for a period of one year.

        In the event the specified executive's employment is terminated within twelve months following a change in control without cause or by the specified executive for good reason (which includes constructive termination, relocation, a reduction in salary or benefits, or our breach of any employment agreement with the specified executive or a failure to pay benefits when due), then the specified executive shall be entitled to the following:

  •
  payment of an amount equal to the sum of the specified executive's annual base salary then in effect and the specified executive's target bonus for the then-current fiscal year, payable in a single installment;

  •
  payment of an amount equal to the cost to the specified executive of providing life, disability and accident insurance benefits, payable in a single installment, for a period of one year;

  •
  continuation of medical, dental and vision insurance coverage to which the specified executive was entitled prior to termination for a period of one year; and

  •
  full vesting of (a) all of the specified executive's options to purchase shares of our stock, which options may be exercised by the specified executive for a period of twelve months following the date of termination and (b) all restricted stock and restricted stock units then held by the specified executive.

        Each executive retention agreement provides that the total payments received by the specified executive relating to termination of his employment will be reduced to an amount equal to the highest amount that could be paid to the specified executive without subjecting such payment to excise tax as a parachute payment under Section 409A of the Internal Revenue Code, provided that no reduction shall be made if the amount by which these payments are reduced exceeds 110% of the value of any additional taxes that the specified executive would incur if the total payments were not reduced.

        For the purposes of each agreement:

  •
  "change in control" means (a) the acquisition of 50% or more of either the then-outstanding shares of our common stock or the combined voting power of our then-outstanding securities, (b) such time as the members of the board immediately prior to the change in control do not continue to constitute the majority of our directors following the change in control, (c) the consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving our company, unless the transaction would not result in a change in ownership of 50% or more of both our then-outstanding common stock and the combined voting power of our then-outstanding securities; or (d) our liquidation or dissolution;

  •
  "cause" means (a) the willful and continued failure by a specified executive to substantially perform his duties for us after delivery by the board of a written demand for performance (other than any such failure resulting from his incapacity due to physical or mental illness or any such actual or anticipated failure after his issuance of a notice of termination for good reason) and a failure by the specified executive to cure the performance failure within 30 days or (b) the willful engaging by the specified executive in gross misconduct that is demonstrably and materially injurious to us; and

  •
  "good reason" means constructive termination of the specified executive, relocation, a reduction in the specified executive's salary or benefits, our breach of any employment agreement with the specified executive or our failure to pay benefits when due.

        Each executive retention agreement terminates on the earliest to occur of (a) July 31, 2008, (b) the first anniversary of a change in control, and (c) our payment of all amounts due to the specified executive following a change in control. Each agreement is subject to automatic renewal on August 1 of each year, unless we give notice of termination at least seven days prior to the renewal date.

        The following table sets forth estimated compensation that would have been payable to each of these officers as severance or upon a change in control of our company under three alternative scenarios, assuming the termination triggering severance payments or a change in control took place on June 30, 2007:

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name		Cash Payment ($)(1)	Accelerated Vesting of Stock Awards ($)(2)	Accelerated Vesting of Restricted Stock Units ($)(3)	Welfare Benefits ($)(4)	Tax Gross Up Payment ($)(5)	Total ($)
Mark E. Fusco
•	Termination without cause or with good reason prior to change in control	2,202,032	—	—	35,643	—	2,237,675
•	Change in control only	—	—	—	—	—	—
•	Change in control with termination without cause or with good reason	2,202,032	5,207,938	1,400,000	35,643	2,930,598	11,776,211
Bradley T. Miller
•	Termination without cause or with good reason prior to change in control	413,516	—	—	17,822	—	431,338
•	Change in control only	—	—	—	—	—	—
•	Change in control with termination without cause or with good reason	413,516	313,250	476,000	17,822	—	1,220,588
Manolis E. Kotzabasakis
•	Termination without cause or with good reason prior to change in control	461,016	—	—	17,822	—	478,838
•	Change in control only	—	—	—	—	—	—
•	Change in control with termination without cause or with good reason	461,016	809,998	168,000	17,822	—	1,456,836
C. Steven Pringle
•	Termination without cause or with good reason prior to change in control	401,016	—	—	17,822	—	418,838
•	Change in control only	—	—	—	—	—	—
•	Change in control with termination without cause or with good reason	401,016	807,526	140,000	17,822	—	1,366,364
Blair F. Wheeler
•	Termination without cause or with good reason prior to change in control	350,978	—	—	17,822	—	368,800
•	Change in control only	—	—	—	—	—	—
•	Change in control with termination without cause or with good reason	350,978	819,260	168,000	17,822	—	1,356,060

(1)
Reflects payments based on salary and benefits as well as payment of estimated cost of life, disability and accident insurance benefits during the agreement period.

(2)
Represents the value of stock options upon the applicable triggering event described in the first column. The value of stock options is based on the difference between the exercise price of the options and $14.00, which was the closing price of the common stock on The NASDAQ Global Market on the last trading day of fiscal 2007, June 29, 2007.

(3)
Represents the value of restricted stock units upon the applicable triggering event described in the first column, based on the closing price of the common stock on The NASDAQ Global Market on the last trading day of fiscal 2007, June 29, 2007.

(4)
Represents the estimated cost of providing employment-related benefits during the agreement period.

(5)
Based on assumed values in the table.

Report of the Compensation Committee

        The compensation committee of the board of directors has reviewed and discussed with management the foregoing "Compensation Discussion and Analysis." Based on this review and discussion, the compensation committee has recommended to the board, and the board has agreed, that the section entitled "Compensation Discussion and Analysis" as it appears above, be included in this Form 10-K and in the proxy statement for AspenTech's next annual meeting of stockholders.

                      COMPENSATION COMMITTEE

                      Donald P. Casey
                      Stephen M. Jennings

Summary Compensation

        The following table summarizes information with respect to the annual and long-term compensation that we paid for the past three fiscal years to the following persons, whom we refer to as our named executive officers:

  •
  Mark E. Fusco, who has served as our President and Chief Executive Officer since January 2005;

  •
  Bradley T. Miller, who became our Senior Vice President and Chief Financial Officer in September 2006; and

  •
  Manolis E. Kotzabasakis, C. Steven Pringle and Blair F. Wheeler, our three most highly compensated executive officers (other than Messrs. Fusco and Miller) who served as executive officers as of June 30, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Mark E. Fusco President and Chief Executive Officer	2007	450,000	11,250	414,508	1,380,267	838,750	2,250	3,097,025
Bradley T. Miller Senior Vice President and Chief Financial Officer	2007	215,769	—	140,933	113,444	209,668	2,922	682,736
Manolis E. Kotzabasakis Senior Vice President, Sales and Strategy	2007	250,000	—	49,741	410,157	239,015	3,885	952,798
C. Steven Pringle Senior Vice President, aspenONE	2007	250,000	—	41,451	401,778	150,362	153,310	996,901
Blair F. Wheeler Senior Vice President, Marketing	2007	235,000	—	49,741	324,937	175,375	3,698	788,751

(1)
Represents a discretionary bonus paid to Mr. Fusco in July 2007. Excludes performance-based incentive payments, which are included in "Non-Equity Incentive Plan Compensation."

(2)
Represents the compensation expense we recognized in fiscal 2007 related to the applicable share-based award pursuant to SFAS 123(R). Assumptions used in the calculations for these amounts are included in Note 9 of the Notes to the Consolidated Financial Statements.

(3)
Represents amounts earned based on fiscal 2007 performance under our Executive Annual Incentive Bonus Plan and Operations Executive Plan. For additional information regarding the awards, see "Compensation Discussion and Analysis—Annual Cash Bonus." The amounts were paid in July 2007.

(4)
Represents matching contributions under our 401(k) deferred savings retirement plan on behalf of the named executive officers. For Mr. Pringle, also includes $151,731 attributable to indemnification for excise taxes payable pursuant to Section 409A of the Internal Revenue Code with respect to certain stock option awards.

        Each of the options granted to the named executive officers has a maximum term of ten years, subject to earlier termination in the event of the optionee's cessation of service with us. Each option is exercisable during the holder's lifetime only by the holder; it is exercisable by the holder only while the holder is our employee or advisor and for a certain limited period of time thereafter in the event of termination of employment. The exercise price may be paid in cash or in shares of our common stock valued at fair market value on the exercise date.

Grants of Plan-Based Awards

        The following table sets forth information regarding options we granted to the named executive officers during fiscal 2007.

GRANTS OF PLAN-BASED AWARDS TABLE

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
								Grant Date Fair Value of Stock and Option Award(2)
Name	Threshold ($)	Target ($)	Maximum ($)	Grant Date
Mark E. Fusco	192,500	550,000	838,750	11/17/2006 11/17/2006 11/17/2006	100,000	190,362 9,638	— 10.42 10.42	414,508 211,608 12,308
Bradley T. Miller	48,125	137,500	209,688	11/17/2006 11/17/2006 11/17/2006	34,000	61,448 38,552	— 10.42 10.42	140,933 66,062 47,382
Manolis E. Kotzabasakis	23,000	210,000	327,750	11/17/2006 11/17/2006 11/17/2006	12,000	17,460 6,540	— 10.42 10.42	49,741 24,057 7,270
C. Steven Pringle	15,000	150,000	213,750	11/17/2006 11/17/2006 11/17/2006	10,000	14,210 5,790	— 10.42 10.42	41,451 19,579 6,436
Blair F. Wheeler	40,250	115,000	175,375	11/17/2006 11/17/2006 11/17/2006	12,000	4,641 19,359	— 10.42 10.42	49,741 5,159 26,673

(1)
Consists of performance-based cash incentive bonus awards under the Executive Annual Incentive Bonus Plan and Operations Executive Plan. Actual amounts awards are set forth in the summary compensation table above.

(2)
Represents the compensation expense we recognized in fiscal 2007 related to the applicable share-based award pursuant to SFAS 123(R). Assumptions used in the calculations for these amounts are included in Note 9 of the Notes to the Consolidated Financial Statements.

        As discussed in "Compensation Discussion and Analysis" above, each of the named executive officers other than Mr. Kotzabasakis participated in the Executive Plan. Amounts payable under the Executive Plan are based in part on meeting corporate operating income targets. The corporate operating income component, weighted at 30% to 70% for both fiscal 2007 and fiscal 2008, measures the extent to which we achieve a corporate operating income target amount. For both fiscal 2007 and fiscal 2008, the Executive Plan includes both a minimum operating income threshold of 80% of the target amount, which must be met in order for any bonus to be paid under the Executive Plan, and a maximum operating income threshold, above which no additional bonus would be earned. Amounts payable under the Executive Plan correspond to the applicable executive's base salary, with those with broader scope typically being compensated at a higher level. The annual corporate operating income target is contained in the business plan adopted by the board of directors. Bonuses attributable to the corporate operating income component are paid annually.

        Amounts payable under the Executive Plan are also based in part on whether an individual met specific performance goals. Individual objectives, weighted at 30% to 70% for both fiscal 2007 and fiscal 2008, measured the extent to which an individual achieved performance objectives established specifically for that executive officer. The performance objectives are necessarily tied to the particular functional responsibilities of the individual, and his performance in fulfilling those responsibilities.

        Mr. Kotzabasakis participated in the Operations Plan. Amounts payable under the Operations Plan are based in part on meeting corporate operating income targets. The corporate operating income component, which was weighted at 20% for fiscal 2007 and fiscal 2008, measures the extent to which we achieve a corporate operating income target amount. For both fiscal 2007 and fiscal 2008, the plan includes both a minimum operating income threshold of 80% of the target amount, which was required to be met in order for any bonus to be paid under the Operations Plan, and a maximum operating income threshold, above which no additional bonus would be earned. Bonuses attributable to the corporate operating income component are paid annually.

        The regional performance component, which was weighted at 75% for both fiscal 2007 and fiscal 2008, measures the extent to which we achieved performance objectives for the region(s) for which the executive is responsible. Mr. Kotzabasakis had oversight responsibility for all regions in fiscal 2007, including responsibility for global accounts. Bonuses attributable to the regional performance component are paid as quarterly commissions based on quarterly regional or consolidated financial results.

        Amounts payable under the Operations Plan are also based in part on whether an individual met specific performance goals. Individual objectives, weighted at 5% for both fiscal 2007 and fiscal 2008, measured the extent to which an individual achieved performance objectives established specifically for that executive officer. Payments based on this component were capped at the executive officers' respective target bonus amounts. The performance objectives are necessarily tied to the particular functional responsibilities of the individual and his performance in fulfilling those responsibilities.

        In October 2006, the compensation committee approved grants to named executive officers of stock options having an exercise price of $10.42 per share of common stock and vesting in sixteen quarterly installments, and restricted stock units that would vest, subject to our achieving specified performance goals in the fiscal year ending June 30, 2007, as to 25% upon announcement of our earnings for fiscal 2007 with the balance vesting in 12 equal quarterly installments thereafter. In approving these grants, the compensation committee considered each named executive officer's level of responsibility within our company, the individual performance of the officer and competitive industry practice, as indicated by market data for companies that the compensation committee identified as being comparable. In September 2007, 25% of the restricted stock units vested in accordance with their terms.

        As also discussed in "Compensation Discussion and Analysis" above, each of the named executive officers was issued annual equity incentive grants under the 2005 Stock Incentive Plan, 2002 Stock Option Plan and the 2001 Stock Option Plan. Each of the executive officers was granted stock options with an exercise price equal to the closing price of our common stock on the trading day immediately preceding the grant date of November 17, 2006. Each of these options vests quarterly over a four-year period, beginning on December 29, 2006. In addition, on November 17, 2006, each of the named executive officers was issued restricted stock units, each of which represents a contingent right to receive one share of our common stock. Restricted stock units do not have a purchase or exercise price. Each restricted stock unit shall vest, subject to our achieving profitability in fiscal 2007, as to 25% upon public announcement of our operating results for fiscal 2007 with the balance vesting in 12 equal quarterly installments thereafter. In light of the delay in the public announcement of our fiscal

2007 operating results arising in connection with a restatement of our financial statements, the compensation committee determined in September 2007 that the fiscal 2007 profitability threshold for the restricted stock units had been met and waived the requirement that the fiscal 2007 operating results be publicly announced for purposes of the vesting of the restricted stock units.

        The compensation committee, in determining the number of shares issuable upon exercise of options and the number of restricted stock units, considered each named executive officer's level of responsibility within our company, the individual performance of the officer and competitive industry practice, as indicated by market data for companies that the compensation committee identified as being comparable.

Option Exercises and Stock Vested Table

        The following table sets forth information as to options exercised during fiscal 2007, and unexercised options held at the end of such fiscal year, by the named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date(3)	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Mark E. Fusco	24,000 17,452 82,548 34,904 702,596 153,125 65,625 37,500 —	— — — 34,904 227,596 196,875 84,375 152,862 9,638	8.12 5.73 5.73 5.73 5.73 5.27 5.27 10.42 10.42	12/10/2013 3/21/2015 3/21/2015 3/21/2015 3/21/2015 9/15/2015 9/15/2015 11/17/2016 11/17/2016	100,000	1,400,000
Bradley T. Miller	9,638 2,862	28,914 58,586	10.42 10.42	11/17/2016 11/17/2016	34,000	476,000

Manolis E. Kotzabasakis	246 935 12,819 7,500 2,873 2,981 4,519 9,998 2 7,674 545 4,326 2 25,000 33,739 6,155 11,931 55,400 28,761 79,537 32,963 568 30,777 18,750 — — 25,000 4,500 —	— — — — — — — — — — — — — — — 6,156 11,932 — — — — 569 — 7,500 11,250 19,964 25,036 12,960 6,540	14.13 14.13 14.13 15.44 8.50 30.75 30.75 14.05 14.05 2.98 2.98 2.98 2.98 2.50 2.75 2.85 2.85 2.85 2.75 2.85 2.85 2.85 2.75 6.57 6.57 5.27 5.27 10.42 10.42	12/21/2007 12/21/2007 12/21/2007 2/09/2009 9/01/2009 10/18/2010 10/18/2010 4/10/2011 4/10/2011 8/18/2012 8/19/2012 8/18/2012 8/19/2012 12/22/2012 8/17/2013 8/17/2013 8/17/2013 8/17/2013 8/17/2013 8/17/2013 8/17/2013 8/17/2013 8/17/2013 10/14/2014 10/14/2014 9/15/2015 9/15/2015 11/17/2016 11/17/2016	12,000	168,000
C. Steven Pringle	6,250 16,250 7,817 6,183 16,000 21,206 719 38,794 7,500 11,931 2,813 32,646 14,065 568 29,854 55,000 — — 35,000 3,750 —	— — — — — — — — — 11,932 2813 — — 569 — 10,000 15,000 15,275 29,725 10,460 5,790	14.13 8.50 14.05 14.05 13.14 2.98 2.98 2.98 2.50 2.85 2.85 2.85 2.85 2.85 2.85 6.57 6.57 5.27 5.27 10.42 10.42	12/21/2007 9/1/2009 4/10/2011 4/10/2011 10/29/2011 8/18/2012 8/19/2012 8/18/2012 12/15/2012 8/17/2013 8/17/2013 8/17/2013 8/17/2013 8/17/2013 8/17/2013 10/14/2014 10/14/2014 9/15/2015 9/15/2015 11/17/2016 11/17/2016	10,000	140,000

Blair F. Wheeler	27,458 13,798 31,250 — — 4,500	17,452 13,792 35,508 20,742 4,641 14,859	5.73 5.73 5.27 5.27 10.42 10.42	3/21/2015 3/21/2015 9/15/2015 9/15/2015 11/17/2016 11/17/2016	12,000	168,000

(1)
Each option has an exercise price equal to the fair market value of our common stock at the time of grant.

(2)
Each option that had not fully vested as of June 30, 2007 becomes exercisable, subject to the optionee's continued employment with us, over a four-year period in equal quarterly installments, with the exception of (a) the option grant to Mr. Fusco on March 21, 2005 representing 1,100,000 shares of which 500,000 vest immediately and 600,000 vest over a four-year period in equal quarterly installments, and (b) the option grant to Mr. Wheeler on March 21, 2005 representing 125,000 shares of which 15,625 vest at the end of the following two fiscal quarters and 7,812 vest in quarterly installments thereafter.

(3)
The expiration date of each option occurs ten years after the grant of such option.

(4)
Each restricted stock unit becomes exercisable subject to the holder's continued employment with us as to 25% on achievement of specified performance goals and the balance in 12 equal quarterly installments thereafter.

(5)
The closing price of our common stock on The NASDAQ Global Market on the last trading day of fiscal 2007, June 29, 2007, was $14.00.

Option Exercises and Shares Vested

        The named executive officers did not exercise any options during fiscal 2007. In addition, none of the restricted stock units held by the named executive officers vested in fiscal 2007.

Compensation Committee Interlocks and Insider Participation

        Neither Donald P. Casey nor Stephen M. Jennings, the members of the compensation committee, has ever been an employee of our company or any of our subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our board of directors or compensation committee.

Director Compensation

        The following table provides information regarding the compensation paid to our non-employee members of the board of directors in fiscal 2007. As an employee, Mr. Fusco receives no compensation for his services as director.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Donald P. Casey	153,010	85,229	238,239
Gary E. Haroian	150,500	64,721	215,221
Stephen M. Jennings	94,000	41,700	135,700
Joan C. McArdle	123,500	41,700	165,200
David M. McKenna	33,125	33,258	66,383
Michael Pehl	57,500	46,209	103,709
Christopher Pike(2)	9,625	—	9,625

    (1)
    Represents the compensation expense we recognized in fiscal 2007 related to the applicable share-based award pursuant to SFAS 123(R). Assumptions used in the calculations for these amounts are included in Note 9 of the Notes to the Consolidated Financial Statements. The following are the aggregate number of option awards outstanding held by each of our non-employee directors as of June 30, 2007: Mr. Casey, 48,000; Mr. Haroian, 48,000; Mr. Jennings, 100,298; Ms. McArdle, 117,298; Mr. McKenna, 24,000; Mr. Pehl, 60,000; and Mr. Pike, 2,000.

    (2)
    Mr. Pike served on the board from January 2006 to September 2006.

        In fiscal 2007, we paid our non-employee directors an annual fee of $25,000 for their services as directors. In addition, we paid annual retainers of $15,000 to the chairman and to the chair of the audit committee, and annual retainers of $7,500 to the chairs of the compensation committee and the nominating and corporate governance committee. All annual retainers are payable in quarterly installments.

        In fiscal 2007, we also paid each director $2,500 for participation in our quarterly board meetings and $2,000 for participation in all other board of directors or committee meetings of at least one hour duration.

        In fiscal 2008, we have increased the retainer for the chairman, the audit committee chair and the compensation committee chair to $75,000, $30,000 and $15,000, respectively, and provided a retainer for other audit and compensation committee members of $20,000 and $7,500, respectively.

        We grant to each non-employee director, upon his or her initial election to the board, an option to purchase 24,000 shares of our common stock at the fair market value of our common stock on the date of grant, provided such non-employee director was not, within the twelve months preceding his or her election as a director, an officer or employee of our company or any of our subsidiaries. Any such option vests quarterly over a three-year period, beginning on the last day of the calendar quarter following the grant date.

        Beginning with the first annual meeting following a non-employee director's election to the board and on a quarterly basis thereafter, we grant each non-employee director an option to purchase 3,000 shares of our common stock. Each option is fully exercisable at the time of grant and has an exercise price equal to the fair market value of our common stock at the time of grant. Options granted to non-employee directors have terms of ten years.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        See "Securities Authorized for Issuance Under Equity Compensation Plans" under "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in Part II of this Form 10-K.

        The following table sets forth certain information as of November 1, 2007, with respect to the beneficial ownership of our common stock:

  •
  each person or group that we know to be the beneficial owner of more than 5% of the outstanding shares of any class of our voting securities;

  •
  each of the named executive officers;

  •
  each of our directors; and

  •
  all of our current executive officers and directors as a group.

        A total of 89,429,464 shares of common stock were outstanding as of November 1, 2007.

        Unless otherwise noted, each person identified possesses sole voting and investment power with respect to the shares listed, subject to community property laws where applicable. Shares under "Common Stock—Right to Acquire" include shares subject to options or warrants that were vested as of November 1, 2007 or will vest within 60 days of November 1, 2007. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire those shares are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group. Percentages under "Common Stock—Percent of Voting Power" represent beneficial rights to vote with respect to matters on which holders of common stock generally are entitled to vote, as of November 1, 2007, and are based on (a) the number of outstanding shares of common stock beneficially owned by that person and (b) the number of shares subject to options or warrants held by that person that were exercisable on, or within 60 days after, November 1, 2007. In calculating percentages under "Common Stock—Percent of Voting Power," the total number of votes entitled to be cast as of November 1, 2007 consisted of (a) 89,429,464 votes, which is the total votes to which the holders of outstanding shares of common stock are entitled, plus (b) for an identified person, a number of votes equal to the number of shares issuable upon conversion or subject to options or warrants that were exercisable by such person on, or within 60 days after, November 1, 2007.

        The address of all of our executive officers and directors is in care of Aspen Technology, Inc., 200 Wheeler Road, Burlington, Massachusetts 01803.

	Common Stock
Name of Stockholder	Outstanding Shares	Right to Acquire	Total Number	Percent of Class
5% Stockholders
Advent International Corporation 75 State Street, 29th Floor Boston, MA 02109	29,512,336	—	29,512,336	33.0%
Waddell & Reed Financial, Inc. 6300 Lamar Avenue Overland Park, KS 66202	6,623,500	—	6,623,500	7.4%
Barclays Global Investors NA 45 Fremont Street 17th Floor San Francisco, CA 94105	3,437,557	—	3,437,557	3.8%
Alydar Partners, LLC 222 Berkeley Street 17th Floor Boston, MA 02116	2,800,000	—	2,800,000	3.1%
Named Executive Officers and Directors
Mark E. Fusco	30,762	1,280,250	1,311,012	1.5%
Manolis E. Kotzabasakis	4,267	446,658	450,925	*
C. Steven Pringle	2,297	344,160	346,457	*
Joan C. McArdle	—	117,298	117,298	*
Blair F. Wheeler	2,558	108,125	110,683	*
Stephen M. Jennings	—	100,298	100,298	*
Michael Pehl	14,755	60,000	74,755	*
Donald P. Casey	—	48,000	48,000	*
Gary E. Haroian	—	48,000	48,000	*
Bradley T. Miller	7,251	25,000	32,251	*
David M. McKenna	2,282	8,000	10,282	*
Directors and Executive Officers, As a group (13 persons)	72,008	2,776,971	2,848,979

  *
  Less than one percent.

        Advent International Corporation is an investment advisory firm. Advent International Corporation is the General Partner of Advent Partners II Limited Partnership, Advent Partners DMC III Limited Partnership, Advent Partners GPE-IV Limited Partnership, Advent Partners GPE-III Limited Partnership, Advent Partners (NA) GPE-III Limited Partnership and Advent International Limited Partnership, which is in turn the general partner of Global Private Equity III Limited Partnership, Global Private Equity IV Limited Partnership, Advent PGGM Global Limited Partnership, Digital Media & Communications III Limited Partnership, Digital Media & Communications III-A Limited

Partnership, Digital Media & Communications III-B Limited Partnership, Digital Media & Communications III-C Limited Partnership, Digital Media & Communications III-D C.V., Digital Media & Communications III-E C.V., and Advent Energy II Limited Partnership. We refer to these entities as the Advent funds.

        The shares reflected as beneficially owned by Waddell & Reed Financial, Inc. ("WDR") are beneficially owned by one or more open-end investment companies or other managed accounts which are advised or sub-advised by Ivy Investment Management Company ("IICO"), an investment advisory subsidiary of WDR or Waddell & Reed Investment Management Company ("WRIMCO"), an investment advisory subsidiary of Waddell & Reed, Inc. ("WRI"), based upon information provided in a Schedule 13G filed by WDR with the SEC on February 9, 2007. WRI is a broker-dealer and underwriting subsidiary of Waddell & Reed Financial Services, Inc., a parent holding company ("WRFSI"). In turn, WRFSI is a subsidiary of WDR, a publicly traded company. The investment advisory contracts grant IICO and WRIMCO all investment and/or voting power over securities owned by such advisory clients. The investment sub-advisory contracts grant IICO and WRIMCO investment power over securities owned by such sub-advisory clients and, in most cases, voting power. Any investment restriction of a sub-advisory contract does not restrict investment discretion or power in a material manner.

        The number of shares reflected as beneficially owned by Alydar Partners, LLC is based upon information provided in a Schedule 13G filed by Alydar with the SEC on February 16, 2007.

        The shares of common stock reflected as owned by Michael Pehl are indirectly beneficially owned in his capacity as a limited partner of Advent Partners II Limited Partnership. Mr. Pehl disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

        The shares of common stock reflected as owned by David M. McKenna are indirectly beneficially owned in his capacity as a limited partner of Advent Partners GPE IV Limited Partnership. Mr. McKenna disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

Item 13.    Certain Relationships and Related Transactions

Board Determination of Independence

        Our board of directors uses the definition of independence established by The NASDAQ Stock Market. Under applicable Nasdaq rules, a director qualifies as an "independent director" if, in the opinion of the board of directors, he or she does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The board of directors has determined that Donald P. Casey, Gary E. Haroian, Stephen M. Jennings and Joan C. McArdle do not have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of Aspen Technology, Inc., and that each of these directors therefore is an "independent director" as defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14.    Principal Accountant Fees and Services

        The following table summarizes the fees of Deloitte & Touche LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	Fiscal 2007	Fiscal 2006
Audit Fees	$4,991,047	$3,219,139
Audit-Related Fees	200,383	40,570
Tax Fees	54,124	43,098

Total Fees	$5,245,554	$3,302,807

        "Audit Fees" consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

        "Audit-Related Fees" consist of fees for assurance and related services that were reasonably related to the performance of the audit and review of our financial statements and that are not reported as audit fees.

        "Tax Fees" consist of fees for tax compliance, tax advice and tax planning services. None of the tax fees billed in fiscal 2006 or 2007 were provided under the de minimis exception to the audit committee pre-approval requirements.

  Pre-Approval Policies and Procedures

        The audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee, except that de minimis non-audit services may instead be approved in accordance with applicable SEC rules.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

(a)(2)  Financial Statement Schedules

        All schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)  Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
3.1	Certificate of Incorporation of Aspen Technology, Inc., as amended		8-K	August 22, 2003	4
3.2	By-laws of Aspen Technology, Inc.		8-K	March 27, 1998	3.2
4.1	Specimen certificate for common stock, $.10 par value, of Aspen Technology, Inc.		8-A/A	June 12, 1998	4
4.2	Rights Agreement dated March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent, including form of Certificate of Designation of Series A Participating Cumulative Preferred Stock and form of Right Certificate		8-K	March 27, 1998	4.1
4.2a	Amendment No. 1 dated October 26, 2001 to Rights Agreement dated March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A/A	November 8, 2001	4.4

4.2b	Amendment No. 2 dated February 6, 2002 to Rights Agreement dated March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A/A	February 12, 2002	4.5
4.2c	Amendment No. 3 dated March 19, 2002 to Rights Agreement dated March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A/A	March 20, 2002	4.6
4.2d	Amendment No. 4 dated May 9, 2002 to Rights Agreement dated March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A/A	March 31, 2002	4.7
4.2e	Amendment No. 5 dated June 1, 2003 to Rights Agreement dated March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A/A	June 2, 2003	4.8
4.3	Form of WD Common Stock Purchase Warrants of Aspen Technology, Inc. dated August 14, 2003		8-K	August 22, 2003	99.3
10.1	Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding 10 Canal Park, Cambridge, Massachusetts	X
10.1a	First Amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in-interest to Teachers Insurance and Annuity Association of America		10-K	September 28, 2000	10.2
10.1b	Second Amendment to Lease Agreement dated August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P.		10-K	September 28, 2000	10.3
10.1c	Amendment dated September 5, 2007 to Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and MA-Ten Canal Park, L.L.C.	X

10.2	Sublease dated September 5, 2007 between Aspen Technology, Inc. and MA-Ten Canal Park L.L.C. regarding 10 Canal Park, Cambridge, Massachusetts	X
10.3	Lease dated May 7, 2007 between Aspen Technology, Inc. and One Wheeler Road Associates regarding 200 Wheeler Road, Burlington Massachusetts	X
10.4	System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology	X
10.5	Amendment dated March 30, 1982 to System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology	X
10.6†	Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd. and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee		10-Q	March 15, 2005	10.1
10.6a†	Amendment No. 1 dated December 23, 2004 to Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd., and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee		10-Q	March 15, 2005	10.2
10.7†	Hyprotech License Agreement dated December 23, 2004 between Aspen Technology, Inc. and Honeywell International, Inc.		10-Q	March 15, 2005	10.3
10.8†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Canada Ltd. and Honeywell Limited-Honeywell Limitee		10-Q	March 15, 2005	10.4
10.9†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech Company and Honeywell Limited-Honeywell Limitee		10-Q	March 15, 2005	10.5

10.10†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Ltd. and Honeywell Control Systems Limited		10-Q	March 15, 2005	10.6
10.11†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech UK Ltd. and Honeywell Control Systems Limited		10-Q	March 15, 2005	10.7
10.12	Amended and Restated Direct Finance and Services Addendum to Letter Agreement, effective December 30, 2004 among Aspen Technology, Inc. Fleet Business Credit LLC, Fleet Business Credit (UK) Limited, and Fleet Business Credit (Deutschland) GmbH		10-K	September 13, 2005	10.9
10.13	Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation	X
10.13a	Rider No. 1 dated December 14, 1994, to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation	X
10.13b	Rider No. 2 dated September 4, 2001 to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation	X
10.14	Letter Agreement dated March 25, 1992 between Aspen Technology, Inc. and Sanwa Business Credit Corporation	X
10.14a	First Amendment dated March 3, 1994 to Letter Agreement dated March 25, 1992 between Aspen Technology, Inc. and Sanwa Business Credit Corporation	X
10.14b	Second Amendment dated January 1, 1997 to Letter Agreement dated March 25, 1992 between Aspen Technology, Inc. and Sanwa Business Credit Corporation	X
10.14c	Third Amendment dated March 28, 2003 to Letter Agreement dated March 25, 1992 between Aspen Technology, Inc. and Fleet Business Credit, LLC (formerly Sanwa Business Credit Corporation)		10-Q	May 15, 2003	10.9

10.15	Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 17, 2004	10.1
10.15a	First Amendment dated June 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.15b	Second Amendment dated September 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.1
10.15c	Third Amendment dated December 31, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.8
10.15d	Fourth Amendment dated March 8, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.15e	Fifth Amendment dated March 31, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 10, 2005	10.1
10.15f	Sixth Amendment dated December 29, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.15g	Seventh Amendment dated July 17, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.15h	Eighth Amendment dated September 15, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X

10.15i	Ninth Amendment dated January 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	May 10, 2007	10.3
10.15j	Tenth Amendment dated April 13, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.15k	Eleventh Amendment dated June 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.15l	Twelfth Amendment dated October 16, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.15m	Thirteenth Amendment dated December 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.15n	Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		8-K	January 7, 2008	10.2
10.16	Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the lenders named therein.		8-K	June 20, 2005	10.1
10.17	Security Agreement dated June 15, 2005 between Aspen Technology Receivables II LLC and Guggenheim Corporate Funding, LLC		8-K	June 20, 2005	10.2

10.18	Release Letter dated December 28, 2007 relating to Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the Lenders named therein		8-K	January 7, 2008	10.1
10.19	Purchase and Sale Agreement dated June 15, 2005 between Aspen Technology, Inc. and Aspen Technology Receivables I LLC		8-K	June 20, 2005	10.3
10.20	Purchase and Resale Agreement dated June 15, 2005 between Aspen Technology Receivables I LLC and Aspen Technology Receivables II LLC		8-K	June 20, 2005	10.4
10.21	Loan Agreement dated September 27, 2006 among Aspen Technology Funding 2006-II LLC, Aspen Technology, Inc., Portfolio Financial Servicing Company, Inc., Key Equipment Finance Inc., Keybank National Association, and Relationship Funding Company, LLC		10-Q	November 14, 2006	10.1
10.22	Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 14, 2003	10.1
10.22a	Letter Agreement dated February 14, 2003 amending Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X
10.22b	First Loan Modification Agreement dated June 27, 2003 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 29, 2003	10.22
10.22c	Second Loan Modification Agreement dated September 10, 2004 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 13, 2004	10.70

10.22d
	Third Loan Modification Agreement dated January 28, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X
10.22e	Fourth Loan Modification Agreement dated April 1, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	May 10, 2005	10.2
10.22f	Fifth Loan Modification Agreement dated May 6, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X
10.22g	Sixth Loan Modification Agreement dated June 15, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	June 20, 2005	10.5
10.22h	Seventh Loan Modification Agreement dated September 13, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 13, 2005	10.79
10.22i
	Eighth Amendment to Loan and Security Agreement dated December 30, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X
10.22j	Ninth Loan Modification Agreement dated July 17, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech	X

10.22k	Tenth Loan Modification Agreement dated September 15, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 28, 2006	10.84
10.22l	Eleventh Loan Modification Agreement dated September 27, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	November 14, 2006	10.3
10.22m	Twelfth Loan Modification Agreement dated January 12, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	May 10, 2007	10.1
10.22n
	Thirteenth Loan Modification Agreement dated April 13, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X
10.22o
	Fourteenth Loan Modification Agreement dated June 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X
10.22p
	Fifteenth Loan Modification Agreement dated August 30, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X
10.22q
	Sixteenth Loan Modification Agreement dated October 16, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X

10.22r	Seventeenth Loan Modification Agreement dated December 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	January 7, 2008	10.3
10.23	Form of Negative Pledge Agreement dated January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 14, 2003	10.5
10.24	Security Agreement dated January 30, 2003 between Silicon Valley Bank and AspenTech Securities Corporation		10-Q	February 14, 2003	10.6
10.25	Unconditional Guaranty dated January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank		10-Q	February 14, 2003	10.7
10.26	Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank		10-K	September 29, 2003	10.23
10.27	Partial Release and Acknowledgement Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank		8-K	June 20, 2005	10.7
10.28	Partial Release and Acknowledgement Agreement dated September 27, 2006 among Silicon Valley Bank and Aspen Technology, Inc.		10-Q	November 14, 2006	10.6
10.29	Export-Import Bank Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.		10-Q	February 14, 2003	10.2
10.29a	First Loan Modification Agreement (Export-Import) dated September 10, 2004 among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank		10-K	September 13, 2004	10.71
10.29b	Second Loan Modification Agreement (Export-Import) dated January 28, 2005 among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank	X
10.29c	Third Loan Modification Agreement (Export-Import) dated April 1, 2005 among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.		10-Q	May 10, 2005	10.3

10.29d	Fourth Loan Modification Agreement (Export-Import) dated June 15, 2005 among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank		8-K	June 20, 2005	10.6
10.29e	Fifth Loan Modification Agreement (Export-Import) dated July 17, 2006 among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank	X
10.29f	Sixth Loan Modification Agreement (Export-Import) dated September 14, 2006 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	September 28, 2006	10.85
10.29g	Seventh Loan Modification Agreement (Export-Import) dated September 27, 2006 among Silicon Valley Bank and Aspen Technology, Inc.		10-Q	November 14, 2006	10.5
10.29h	Eighth Loan Modification Agreement (Export-Import) dated January 12, 2007 among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.		10-Q	May 10, 2007	10.2
10.30	Export-Import Bank Borrower Agreement dated April 1, 2005 between Aspen Technology, Inc. and AspenTech Inc. in favor of the Export-Import Bank of the United States and Silicon Valley Bank		10-Q	May 10, 2005	10.4
10.31	Promissory Note (Export-Import) dated April 1, 2005 between Aspen Technology, Inc. and AspenTech, Inc. in favor of Silicon Valley Bank		10-Q	May 10, 2005	10.5
10.32	Investor Rights Agreement dated August 14, 2003 among Aspen Technology, Inc. and the Stockholders named therein		8-K	August 22, 2003	99.1
10.33	Management Rights Letter dated August 14, 2003 among Aspen Technology, Inc. and the entities named therein.		8-K	August 22, 2003	99.2
10.34	Amended and Restated Registration Rights Agreement dated March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.		8-K	March 20, 2002	99.2
10.35^	Aspen Technology, Inc. 1998 Employees' Stock Purchase Plan		S-8	January 20, 1998	10.1
10.35a^	Amendment No. 1 to 1998 Employees' Stock Purchase Plan		Def 14A	November 13, 2000	C

10.36^	Aspen Technology, Inc. 1995 Stock Option Plan		S-8	September 9, 1996	4.5
10.37^	Aspen Technology, Inc. Amended and Restated 1995 Directors Stock Option Plan	X
10.38^	Aspen Technology, Inc. 1996 Special Stock Option Plan		10-K	September 29, 1997	10.23
10.39^	Aspen Technology, Inc. Restated 2001 Stock Option Plan		10-K	September 28, 2006	10.54
10.40^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2001 Restated Stock Option Plan		10-Q	November 14, 2006	10.7
10.41^	Aspen Technology, Inc. 2005 Stock Incentive Plan		8-K	June 2, 2005	99.1
10.42^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.8
10.43^	Form of Restricted Stock Unit Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.9
10.44^	Form of Restricted Stock Unit Agreement-G Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.10
10.45	Non-Competition Agreement of Aspen Technology, Inc.	X
10.46^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for the fiscal year ending June 30, 2007		8-K	July 6, 2006	99.1
10.47^	Aspen Technology, Inc. Operations Executives Plan for the fiscal year ending June 30, 2007		8-K	July 6, 2006	99.2
10.48^	Form of Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for the fiscal year ending June 30, 2008		8-K	June 20, 2007	99.1
10.49^	Form of Aspen Technology, Inc. Operations Executives Plan for the fiscal year ending June 30, 2008		8-K	June 20, 2007	99.2
10.50^	Amended and Restated Employment Agreement effective October 3, 2007 between Aspen Technology, Inc. and Mark E. Fusco	X

10.51^	Form of Executive Retention Agreement entered into by Aspen Technology, Inc. and each executive officer of Aspen Technology, Inc. (other than Mark E. Fusco)	10-Q	November 14, 2006	10.11
10.52^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 1995 Stock Option Plan, as amended (Award Identification No. P040380)	8-K	January 5, 2007	10.1
10.53^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P040002)	8-K	January 5, 2007	10.2
10.54^	Amendment Number 1 dated December 29, 2006 to the Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P0405621)	8-K	January 5, 2007	10.3
10.55^	Employment Agreement dated April 1, 2002 between Aspen Technology, Inc. and C. Steven Pringle.	8-K	July 11, 2003	10.1
10.56^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to C. Steven Pringle on or about August 18, 2003 under Aspen Technology, Inc. 1995 Stock Option Plan, as amended (Award Identification No. P040381)	8-K	January 5, 2007	10.4
10.57^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement with C. Steven Pringle granted on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P040003)	8-K	January 5, 2007	10.5

10.58^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to C. Steven Pringle on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P0405622)		8-K	January 5, 2007	10.6
14.1	Aspen Technology, Inc. Code of Conduct and Business Ethics		10-K	September 13, 2005	14.1
21.1	Subsidiaries of Aspen Technology, Inc.	X
23.1	Consent of Deloitte & Touche LLP	X
24.1	Power of Attorney (included in signature page to Form 10-K)	X
31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†
Confidential treatment requested as to certain portions

^
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: April 11, 2008	By:	/s/ MARK E. FUSCO Mark E. Fusco President and Chief Executive Officer (Principal Executive Officer)
Date: April 11, 2008	By:	/s/ BRADLEY T. MILLER Bradley T. Miller Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        We, the undersigned officers and directors of Aspen Technology, Inc., hereby severally constitute and appoint Mark Fusco, Bradley T. Miller, and Frederic G. Hammond, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Aspen Technology, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to this Annual Report on Form 10-K and any and all amendments thereto. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of.

Name	Title

/s/ MARK E. FUSCO
Mark E. Fusco	President and Chief Executive Officer and Director
/s/ STEPHEN M. JENNINGS
Stephen M. Jennings	Chairman of the Board of Directors
/s/ DONALD P. CASEY
Donald P. Casey	Director
/s/ GARY E. HAROIAN
Gary E. Haroian	Director

/s/ JOAN C. MCARDLE
Joan C. McArdle	Director
/s/ DAVID M. MCKENNA
David M. McKenna	Director
/s/ MICHAEL PEHL
Michael Pehl	Director

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aspen Technology, Inc.
Burlington, Massachusetts

        We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. and subsidiaries (the "Company") as of June 30, 2006 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aspen Technology, Inc. and subsidiaries as of June 30, 2006 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 9 to the consolidated financial statements, effective July 1, 2005 the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment."

        As discussed in Note 17, the accompanying consolidated financial statements for fiscal 2005 and 2006 have been restated.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 11, 2008 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
April 11, 2008

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2007
	(As restated, see Note 17)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$86,272	$132,267
Accounts receivable, net	48,332	47,200
Unbilled services	8,714	10,641
Current portion of installments receivable, net	14,516	14,214
Current portion of collateralized receivables, net	92,893	104,473
Prepaid expenses and other current assets	8,829	10,163

Total current assets	259,556	318,958
Non-current installments receivable, net	32,894	28,613
Non-current collateralized receivables, net	118,369	140,603
Property and leasehold improvements, at cost:
Computer equipment	11,213	7,687
Purchased software	20,552	21,397
Furniture and fixtures	6,960	5,521
Leasehold improvements	6,046	3,788

	44,771	38,393
Less—Accumulated depreciation and amortization	36,097	31,858

	8,674	6,535
Computer software development costs	15,456	11,104
Purchased intellectual property, net of accumulated amortization of $2,096 in 2006	165	—
Other intangible assets, net	6,711	585
Goodwill	18,035	19,112
Deferred tax assets	2,589
Other assets	3,502	3,387

	$465,951	$528,897

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of term debt	$247	$193
Current portion of secured borrowing	91,646	101,826
Accounts payable	4,613	5,833
Accrued expenses	95,078	95,742
Deferred revenue	57,532	62,345

Total current liabilities	249,116	265,939
Term debt, less current portion	149	—
Long-term secured borrowing	90,758	104,324
Deferred revenue	2,609	4,761
Deferred tax liability	—	625
Other liabilities	20,446	16,042
Commitments and contingencies (Notes 11, 12 and 13)
Series D redeemable convertible preferred stock, $0.10 par value—Authorized—367,000 shares in 2006 and 3,636 shares in 2007 Issued and outstanding—333,364 shares in 2006 and none in 2007	125,475	—
Stockholders' equity (deficit):
Common stock, $0.10 par value—Authorized—120,000,000 shares Issued—49,090,499 shares in 2006 and 89,133,494 shares in 2007 Outstanding—48,857,035 shares in 2006 and 88,900,030 shares in 2007	4,909	8,913
Additional paid-in capital	372,683	480,671
Accumulated deficit	(406,981)	(361,463)
Accumulated other comprehensive income	7,300	9,598
Treasury stock, at cost—233,464 shares of common stock in 2006 and 2007	(513)	(513)

Total stockholders' equity (deficit)	(22,602)	137,206

	$465,951	$528,897

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2005	2006	2007
	(As restated, see Note 17)	(As restated, see Note 17)
	(In thousands, except per share data)
Revenues:
Software licenses	$128,809	$153,730	$199,761
Service and other	140,319	140,686	141,268

Total revenues	269,128	294,416	341,029
Cost of revenues:
Cost of software licenses	16,864	16,805	14,588
Cost of service and other	82,744	72,690	72,426
Amortization of technology related intangible assets	8,220	8,559	6,546

Total cost of revenues	107,828	98,054	93,560
Gross profit	161,300	196,362	247,469
Operating costs:
Selling and marketing	96,275	84,505	93,387
Research and development	47,276	44,322	42,703
General and administrative	51,871	44,408	51,010
Restructuring charges and FTC legal costs	24,960	3,993	4,634
Loss (gain) on sales and disposals of assets	(96)	300	332

Total operating costs	220,286	177,528	192,066
Income (loss) from operations	(58,986)	18,834	55,403
Interest income	18,972	19,978	21,909
Interest expense	(16,772)	(19,532)	(18,613)
Foreign currency exchange loss	(3,427)	(2,874)	(734)

Income (loss) before provision for income taxes	(60,213)	16,406	57,965
Provision for income taxes	(8,847)	(9,941)	(12,447)

Net income (loss)	(69,060)	6,465	45,518
Accretion of preferred stock discount and dividends	(14,450)	(15,383)	(7,290)

Income (loss) attributable to common shareholders	$(83,510)	$(8,918)	$38,228

Basic income (loss) per share attributable to common shareholders	$(1.97)	$(0.20)	$0.54

Diluted income (loss) per share attributable to common shareholders	$(1.97)	$(0.20)	$0.50

Basic weighted average shares outstanding	42,381	44,627	70,879

Diluted weighted average shares outstanding	42,381	44,627	91,869

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS)

	Common Stock						Treasury Stock
						Accumulated Other Comprehensive Income (Loss)
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation		Number of Shares	Cost	Stockholders' Equity (Deficit)	Total Comprehensive Income (Loss)
	(In thousands, except share data)
Balance, June 30, 2004 (As Previously Reported)	41,716,887	$4,173	$396,325	$(367,397)	$(767)	$(1,347)	233,464	$(513)	$30,474
Adjustments to beginning stockholders' equity in connection with restatement (see Note 17)	—	—	(28,295)	23,011	—	(11)	—	—	(5,295)

Balance, July 1, 2004 (As Restated, See Note 17)	41,716,887	4,173	368,030	(344,386)	(767)	(1,358)	233,464	(513)	$25,179
Issuance of common stock under employee stock purchase plans	315,751	31	1,822	—	—	—	—	—	1,853
Exercise of stock options	1,267,178	126	3,481	—	—	—	—	—	3,607
Stock-based compensation	—	—	1,171	—	353	—	—	—	1,524
Accrual of Series D redeemable convertible preferred stock dividend (As Restated, See Note 17)	—	—	(10,692))	—	—	—	—	—	(10,692)
Accretion of discount on Series D redeemable convertible preferred stock (As Restated, See Note 17)	—	—	(3,758)	—	—	—	—	—	(3,758)
Translation adjustment (As Restated, See Note 17)	—	—	—	—	—	4,137	—	—	4,137	$4,137
Net loss (As Restated, See Note 17)	—	—	—	(69,060)	—	—	—	—	(69,060)	(69,060)

Comprehensive loss for the year ended June 30, 2005										$(64,923)

Balance, June 30, 2005 (As Restated, See Note 17)	43,299,816	4,330	360,054	(413,446)	(414)	2,779	233,464	(513)	(47,210)
Issuance of common stock under employee stock purchase plans	188,119	19	820	—	—	—	—	—	839
Exercise of stock options.	2,602,564	260	10,729	—	—	—	—	—	10,989
Conversion of Series D redeemable convertible preferred stock	3,000,000	300	8,380	—	—	—	—	—	8,680
Accrual of Series D redeemable convertible preferred stock dividend (As Restated, See Note 17)	—	—	(11,518)	—	—	—	—	—	(11,518)
Accretion of discount on Series D redeemable convertible preferred stock (As Restated, See Note 17)	—	—	(3,865)	—	—	—	—	—	(3,865)
Elimination of deferred compensation upon the adoption of SFAS 123(R)	—	—	(414)	—	414	—	—	—	—
Stock-based compensation	—	—	8,378	—	—	—	—	—	8,378
Tax benefit from stock options	—	—	119	—	—	—	—	—	119
Translation adjustment (As Restated, See Note 17)	—	—	—	—	—	4,521	—	—	4,521	$4,521
Net income (As Restated, See Note 17)	—	—	—	6,465	—	—	—	—	6,465	6,465

Comprehensive income for the year ended June 30, 2006 (As Restated, See Note 17)										$10,986

Balance, June 30, 2006 (As Restated, See Note 17)	49,090,499	4,909	372,683	(406,981)	—	7,300	233,464	(513)	(22,602)
Issuance of common stock under employee stock purchase plans	107,862	11	847	—	—	—	—	—	858
Exercise of stock options.	1,446,354	144	8,354	—	—	—	—	—	8,498
Conversion of warrants	5,152,379	515	(515)	—	—	—	—	—	—
Accrual of Series D redeemable convertible preferred stock dividend	—	—	(5,498)	—	—	—	—	—	(5,498)
Accretion of discount on Series D redeemable convertible preferred stock	—	—	(1,792)	—	—	—	—	—	(1,792)
Conversion of Series D redeemable convertible preferred stock	33,336,400	3,334	95,473	—	—	—	—	—	98,807
Stock-based compensation	—	—	11,119	—	—	—	—	—	11,119
Translation adjustment	—	—	—	—	—	2,298	—	—	2,298	$2,298
Net income	—	—	—	45,518	—	—	—	—	45,518	45,518

Comprehensive income for the year ended June 30, 2007										$47,816

Balance June 30, 2007	89,133,494	$8,913	$480,671	$(361,463)	$—	$9,598	233,464	$(513)	$137,206

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2005	2006	2007
	(As Restated, See Note 17)	(As Restated, See Note 17)
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(69,060)	$6,465	$45,518
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,999	23,870	19,422
Foreign currency loss (gain) on intercompany accounts	3,118	4,436	1,381
Stock-based compensation	1,524	8,230	11,062
Non-cash interest expense from amortization of debt costs	467	1,086	1,183
Asset impairment charges and write-offs under restructuring charges	1,190	—	—
(Gain) loss on the disposal of property	(96)	300	332
Deferred income taxes	(2,413)	(3,147)	3,214
Provision for doubtful accounts	5,096	4,695	2,568
Changes in assets and liabilities:
Accounts receivable	(3,210)	(7,185)	872
Unbilled services	5,757	831	(1,948)
Prepaid expenses and other current assets	(2,162)	2,458	(1,343)
Installments and collateralized receivable	8,624	8,582	(30,872)
Accounts payable and accrued expenses	5,730	(3,297)	1,789
Deferred revenue	4,015	5,923	6,948
Other liabilities	11,651	(2,697)	(4,406)

Net cash (used in) provided by operating activities	(3,770)	50,550	55,720
Cash flows from investing activities:
Purchase of property and leasehold improvements	(5,160)	(3,457)	(3,143)
Proceeds from sale of property	1,954	—	—
Capitalized computer software development costs	(8,545)	(7,111)	(3,476)
(Increase) decrease in other assets	(59)	104	50
Purchase of business, net of cash acquired	—	—	(1,295)

Net cash used in investing activities	(11,810)	(10,464)	(7,864)
Cash flows from financing activities:
Payment of convertible preferred stock dividends	—	(2,439)	(33,958)
Issuance of common stock under employee stock purchase plans	1,853	839	858
Exercise of stock options and warrants	3,607	10,989	8,498
Excess tax benefits from stock compensation	—	119	—
Payments of long-term debt and capital lease obligations	(2,436)	(984)	(203)
Debt issuance costs	(2,135)	—	(1,124)
Proceeds from secured borrowings	159,490	110,528	168,852
Repayment of secured borrowings	(127,653)	(141,161)	(145,105)
Repayment of convertible debt	(56,745)	—	—

Net cash used in financing activities	(24,019)	(22,109)	(2,182)
Effect of exchange rate changes on cash and cash equivalents	115	146	321

Increase (decrease) in cash and cash equivalents	(39,484)	18,123	45,995
Cash and cash equivalents, beginning of year	107,633	68,149	86,272

Cash and cash equivalents, end of year	$68,149	$86,272	$132,267

Supplemental disclosure of cash flow information:
Income taxes paid	2,700	7,821	6,696
Interest paid	16,618	19,192	17,958
Supplemental disclosure of non-cash activities:
Non-cash purchases of property	72	107	154

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

        Aspen Technology, Inc. (the Company) and its subsidiaries are a leading supplier of integrated software and services to the process industries, which consist of oil and gas, petroleum, chemicals, pharmaceutical and other industries that manufacture and produce products from a chemical process. The Company develops software to design, operate, manage and optimize its customers' key business processes.

(2) Significant Accounting Policies

(a) Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

(c) Cash and Cash Equivalents

        Cash and cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

(d) Derivative Instruments and Hedging

        The Company records all derivatives, which consist of foreign currency exchange contracts, on the balance sheet at fair value. Derivatives that are not accounting hedges must be adjusted to fair value through earnings. If a derivative is a hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or included in accumulated other comprehensive income depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company does not account for any derivatives using hedge accounting treatment during the periods presented and therefore the changes in the fair value of derivatives is recognized in earnings.

        Forward foreign exchange contracts are used by the Company to offset certain installment and accounts receivable cash flow exposures resulting from changes in foreign currency exchange rates. Such exposures have historically resulted from portions of the Company's installments receivable that are denominated in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen, Canadian Dollar and the British Pound Sterling. The Company retained currency exposures as part of the June 2005 and September 2006 transfers of installments receivable to its unconsolidated subsidiaries. The Company has also retained foreign currency exposure for certain collateralized installment and accounts receivables transferred under its traditional programs (See Note 4 "Secured Borrowings and Collateralized Receivables").

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        At June 30, 2007, the Company had entered into currency forward contracts intended to mitigate a portion of the cash flow exposure on $26.9 million of installments receivable and accounts receivable denominated in foreign currency. The gross value of the held and securitized installments receivable that were denominated in foreign currency was $46.0 million at June 30, 2006 and $53.7 million at June 30, 2007. The installments receivable as of June 30, 2007 mature at various times through June 2012.

        The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are recognized in earnings. During fiscal 2005, 2006 and 2007, the net loss recognized in the consolidated statements of operations was not material.

        The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of June 30, 2007. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

Currency	Notional Amount	Fair Value* Gain (Loss)
		(In thousands)
Euro	$17,610	$(0.4)
British Pound Sterling	4,619	(0.2)
Japanese Yen	2,787	0.1
Canadian Dollar	1,611	(0.1)
Swiss Franc	306	—

Total	$26,933	$(0.6)

    *
    The fair value is derived from the estimated amount at which the contracts could be settled based on the forward rates as of June 30, 2007. Credit risk on derivatives arises if the Company's banking counterparties are unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate the market and credit risks described above.

(e) Depreciation and Amortization

        The Company provides for depreciation and amortization, primarily computed using the straight-line method, by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Computer equipment	3 years
Purchased software	3 - 5 years
Furniture and fixtures	3 - 10 years
Leasehold improvements	Life of lease or asset, whichever is shorter

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        Depreciation expense was $10.1 million, $5.8 million and $5.0 million for the years ended June 30, 2005, 2006 and 2007, respectively.

(f) Revenue Recognition

        The Company recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended and interpreted. License revenue, including license renewals, consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence (VSOE) of fair value exists for all undelivered elements, such as maintenance support, consulting and training services. The Company determines VSOE based upon the price charged when the same element is sold separately. Consulting and training services VSOE represents rates that the Company charges its customers when the Company sells these services separately. For an element not yet being sold separately, VSOE represents the price established by management having the relevant authority when it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. The Company uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

        Revenue under license arrangements, which may include several different software products and services sold together, are allocated to the delivered elements based on the residual method. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned and the residual amount for the delivered elements is recognized in revenue when all other revenue recognition criteria are met. The Company has established VSOE for consulting services, training and maintenance and support services. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is bundled with consulting services, training and maintenance and support services. Consulting services do not generally involve customizing or modifying the licensed software, but rather involve helping customers deploy the software to their specific business processes. The Company generally accounts for the services element of the arrangement separately. Occasionally, the Company provides consulting services considered essential to the functionality of the software or provides services for the significant production, modification or customization of the licensed software and recognizes revenue for such services and any related software licenses in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Performance Type Contracts" using the percentage-of-completion method.

        When a loss is anticipated on a service contract, the full amount thereof is provided currently. Service revenues and consulting and training revenue are recognized as the related services are performed using the proportional performance method. Services that have been performed but for which billings have not been made are recorded as unbilled services, and billings that have been recorded before the services have been performed are recorded as deferred revenue in the accompanying consolidated balance sheets. Reimbursement received for out-of-pocket expenses is recorded as revenue.

        The Company has a practice of licensing its products through resellers in certain regions. For software licensed through these distribution channels, revenue is recognized at the time of delivery to

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

the end customer, when persuasive evidence of an arrangements exists, the fee is fixed or determinable, collection is reasonably assured and other revenue recognition criteria are met.

        Maintenance and support services are recognized ratably over the life of the maintenance and support contract period. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. These services are typically sold for a one-year term and are sold either as part of a multiple element arrangement with software licenses or sold independently at time of renewal. The Company generally does not provide specified upgrades to its customers in connection with the licensing of its software products.

(g) Computer Software Development Costs

        Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. In accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed," the Company defines the establishment of technological feasibility as the completion of a detail program design. Amortization of capitalized computer software development costs is provided on a product-by-product basis using (a) the greater of the amount computed using the ratio that current gross revenues for a product bear to total of current and anticipated future gross revenues for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. At each balance sheet date, the Company evaluates the unamortized capitalized software costs for potential impairment by comparing to the net realizable value of the products. Total amortization expense charged to operations was approximately $8.0 million, $9.2 million and $7.9 million in fiscal 2005, 2006 and 2007, respectively.

(h) Foreign Currency Translation

        The determination of the functional currency of subsidiaries is based on the subsidiaries' financial and operational environment and is normally the local currency. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to accumulated other comprehensive income (loss), included in stockholders' equity (deficit) in the consolidated balance sheets. In all instances, foreign currency transaction gains or losses are credited or charged to the consolidated statements of operations as incurred.

(i) Net Income (Loss) per Share

        Basic earnings per share was determined by dividing income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing income (loss) attributable to common shareholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options and warrants, based on the treasury stock method, convertible preferred stock, based on the if-converted method, and other commitments to be settled in common stock. The calculations of basic and diluted net income (loss) per share attributable to common shareholders and

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Years Ended June 30,
	2005	2006	2007
Income (loss) attributable to common shareholders	$(83,510)	$(8,918)	$38,228
Plus: Impact of assumed conversion of Series D preferred stock	—	—	7,290

	(83,510)	(8,918)	45,518
Basic weighted average common shares outstanding	42,381	44,627	70,879
Employee equity awards	—	—	3,169
Warrants	—	—	1,467
Incremental shares from assumed conversion of preferred stock	—	—	16,354

Diluted weighted average shares outstanding	42,381	44,627	91,869

Basic income (loss) per share attributable to common shareholders	$(1.97)	$(0.20)	$0.54

Diluted income (loss) per share attributable to common shareholders	$(1.97)	$(0.20)	$0.50

        The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding as their effect would be anti-dilutive at the balance sheet date (in thousands):

	Years Ended June 30,
	2005	2006	2007
Convertible preferred stock	36,336	33,336	—
Options and warrants	20,129	18,542	2,313
Preferred stock dividend, to be settled in common stock	3,727	2,169	—

Total	60,192	54,047	2,313

(j) Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, accounts receivable and installments and collateralized receivables. The Company places its cash and cash equivalents and investments in financial institutions management believes to be high credit quality. Concentration of credit risk with respect to receivables is limited to certain customers (end users and distributors) to which the Company makes substantial sales. To reduce risk, the Company assesses the financial strength of its customers and will often transfer its installments receivable to financial institutions with limited or no credit recourse. The Company does not generally require collateral or other security in support of its receivables. As of June 30, 2006 and 2007, the Company had no customers that represented more than 10% of total receivables.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(k) Allowance for Doubtful Accounts and Discounts

        The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when a loss has been incurred. Provisions are made based upon a specific review of all significant outstanding invoices and an analysis of loss experience. In determining these provisions, the Company analyzes its historical collection experience and current economic trends. The allowance for doubtful accounts on installment and collateralized receivables primarily represents the carrying value of the impaired loans.

        The following table summarizes allowance for doubtful accounts activity for the years ended June 30, 2005, 2006 and 2007 on accounts receivable:

	2005	2006	2007
	(In thousands)
Balance, beginning of year	$3,696	$4,653	$5,330
Provision for bad debts	2,540	2,916	927
Write-offs	(1,583)	(2,239)	(1,464)

Balance, end of year	$4,653	$5,330	$4,793

        The following table summarizes allowance for doubtful accounts activity for the years ended June 30, 2005, 2006 and 2007 on installments receivable:

	2005	2006	2007
	(In thousands)
Balance, beginning of year	$—	$120	$1,086
Provision for bad debts	120	966	530
Transfers to collateralized receivables classification	—	—	(1,086)
Write-offs	—	—	—

Balance, end of year	$120	$1,086	$530

        The following table summarizes allowance for doubtful accounts activity for the years ended June 30, 2005, 2006 and 2007 on collateralized receivables:

	2005	2006	2007
	(In thousands)
Balance, beginning of year	$—	$2,436	$3,249
Provision for bad debts	2,436	813	1,111
Transfers from installments receivable	—	—	1,086
Write-offs	—	—	—

Balance, end of year	$2,436	$3,249	$5,446

        The Company's total investment in impaired loans at June 30, 2007 and 2006 approximates that amount for which an allowance for bad debts has been established for installment and collateralized receivables

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        Installments receivables (collateralized and uncollateralized) are presented net of discounts for future interest established at inception of the note. Interest income is recognized over the term of the note using the effective interest method. The total of such discounts as of June 30, 2006 and 2007 was as follows (in thousands):

	2006	2007
Current portion of installments receivable	$650	$294
Current portion of collateralized receivables	1,864	2,131
Long-term installments receivable	7,786	5,806
Long-term collateralized receivables	22,503	29,334

(l) Financial Instruments

        Financial instruments consist of cash and cash equivalents, accounts receivable, installments receivable, collateralized receivables, accounts payable, long-term obligations and foreign exchange contracts. The estimated fair value of these financial instruments approximates the carrying value. The fair value of the collateralized receivables is less than the carrying value by $5.2 million.

(m) Intangible Assets, Goodwill and Impairment of Long-Lived Assets

        Acquired intangibles are removed from the accounts when fully amortized and no longer in use. Intangible assets subject to amortization consist of the following at June 30, 2006 and 2007 (in thousands):

		June 30, 2006		June 30, 2007
Asset Class	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	3 - 5 years	$53,586	$46,896	$—	$—
Other intangibles	3 - 12 years	232	211	819	234

		$53,818	$47,107	$819	$234

        Aggregate amortization expense for intangible assets was $8.2 million, $8.6 million and $6.5 million for the years ended June 30, 2005, 2006 and 2007, respectively, and is expected to be $0.2 million, $0.2 million, and $0.2 million during the years ending June 30, 2008, 2009, and 2010, respectively.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        The changes in the carrying amount of the goodwill by reporting unit for the years ended June 30, 2006 and 2007 were as follows (in thousands):

	Reporting Unit
Asset Class	License	Consulting Services	Maintenance and Training	Total
Carrying amount as of July 1, 2005	$2,363	$513	$14,023	$16,899
Effect of changes in currency translation	(5)	—	1,141	1,136

Carrying amount as of June 30, 2006	2,358	513	15,164	18,035
Effect of changes in currency translation	118	—	959	1,077

Carrying amount as of June 30, 2007	$2,476	$513	$16,123	$19,112

        The Company tests goodwill for impairment annually at the reporting unit level using a fair value approach in accordance with the provisions of SFAS No. 142, "Goodwill and other Intangible Assets." The Company conducted its annual impairment test on December 31, of each year. The Company's next annual impairment test will occur on December 31, 2007. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

        The Company evaluates it long-lived assets, which include property and leasehold improvements, intangible assets and capitalized software development costs for impairment as events and circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the realizability of its long-lived assets based on undiscounted cash flow expectations for the related asset.

(n) Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is disclosed in the accompanying consolidated statements of stockholders' equity (deficit) and comprehensive income (loss). The components of accumulated other comprehensive income (loss) as of June 30, 2006 and 2007 consist of cumulative translation adjustments.

(o) Accounting for Stock-Based Compensation

        The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No.123(R)) effective July 1, 2005. Under the provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method. Under the intrinsic value method, stock-based compensation is recognized when the award is less than the fair value on the measurement date. See Note 9, "Stock-Based Compensation," in the notes to consolidated financial statements for more discussion.

(p) Accounting for Transfers of Financial Assets

        The Company derecognizes financial assets when control has been surrendered in compliance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

Liabilities" ("SFAS No. 140"). Transfers of assets that meet the requirements of SFAS No. 140 for sale accounting treatment are removed from the balance sheet and gains or losses on the sale are recognized. If the conditions for sale accounting treatment are not met, or are no longer met, assets transferred are classified as collateralized receivables in the consolidated balance sheet and cash received from these transactions is classified as secured borrowings. All transfers of assets during the years ended June 30, 2005, 2006 and 2007 are accounted for as secured borrowings. Transaction costs associated with secured borrowings, if any, are treated as borrowing costs and recognized in interest expense. As customer payments are made on the collateralized receivables, the collateralized receivable and debt obligation are reduced.

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

        Income taxes are provided on undistributed earnings of foreign subsidiaries where such earnings are expected to be remitted to the U.S. parent company. The Company does not provide deferred taxes on unremitted earnings of foreign subsidiaries that it intends to reinvest for the foreseeable future. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, which are considered permanently invested, are not material to the Company's consolidated financial position or results of operations.

        The Company is continuously subject to examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities may challenge certain deductions and credits reported by the Company on its income tax returns. In accordance with SFAS No. 5, "Accounting for Contingencies," the Company establishes reserves for tax contingencies that reflect its best estimate of the deductions or tax credits that it may be unable to sustain, or that are probable to be conceded as part of a broader tax settlement. The Company accrues interest and penalties on underpayment of tax obligations and these costs are classified in the income tax provision. Differences between the reserves for tax contingencies and the amounts ultimately owed by the Company are recorded in the period they become known. Future adjustments to the Company's reserves could have a material effect on the Company's financial statements.

(r) Legal Fees and Contingencies

        The Company accrues estimated future legal fees associated with outstanding litigation for which management has determined that it is probable that a loss contingency exists. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

probable that a liability has been incurred and the amount of the claim assessment or damages can be reasonably estimated.

(s) Advertising Costs

        The Company charges advertising costs to expense as the costs are incurred. The Company incurred advertising expenses of $7.3 million, $2.0 million and $1.8 million during the years ended June 30, 2005, 2006 and 2007, respectively. As of June 30, 2006 and 2007, the Company had no prepaid advertising costs included in the accompanying consolidated balance sheets.

(t) Accounting for Restructuring Accruals

        The Company follows SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" for all restructuring activities initiated after December 21, 2002. In accounting for these obligations, the Company is required to make assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the balance sheet.

(u) Acquisition

        In May 2007, the Company acquired certain assets and assumed certain liabilities of Plant Solutions Pty Ltd (Plant Solutions). Plant Solutions was a sales-agent of the Company that marketed products primarily in Australia and New Zealand. The Company acquired this business to expand its direct selling efforts in this region. The $1.3 million purchase price consisted of a $1.2 million cash payment and $0.1 million in transaction costs. In addition, there is $0.2 million in contingent payments that will be paid upon resolution of certain closing items, and if paid will result in an increase in the purchase price.

        Allocation of the purchase price was based on a preliminary estimate of the fair value of the net assets acquired and is subject to change as the Company finalizes its purchase accounting. The purchase price was allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

Description	Amount	Life
Customer relationship asset	$587	3 years
Net fair value of tangible assets acquired, less liabilities assumed	708

Total purchase price	$1,295

        The results of Plant Solutions were included in the consolidated results beginning in June 2007. Pro forma information related to this acquisition is not presented, as the effect of this acquisition is not material.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(v) Recently Issued Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109," or FIN 48, which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is "more-likely-than-not," based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, if the "more-likely-than-not" threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the period in which the change occurs.

        The Company adopted FIN 48 as of July 1, 2007, and any change in net assets as a result of applying FIN 48 is recognized as an adjustment to accumulated deficit on that date. As a result of the implementation of FIN 48 on July 1, 2007, the Company recognized an increase of approximately $3.0 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the accumulated deficit. In addition, as of July 1, 2007, the Company had $7.4 million of deferred tax assets that were de-recognized upon adoption standard of FIN 48. These amounts did not result in an adjustment to the accumulated deficit at July 1, 2007 as a result of the full valuation allowance recorded against these deferred tax assets.

        The Company has historically accounted for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Upon adoption of FIN 48, the Company will continue this classification. As of June 30, 2007, the Company has accrued $6.9 million of interest and penalties related to uncertain tax positions. Prior to July 1, 2007, the Company classified income taxes payable as a current liability. Under FIN 48, the Company is required to classify those obligations that are expected to be paid within the next twelve months as a current obligation and the remainder as a non-current obligation. As of July 1, 2007, the Company classified $10.6 million as non-current obligations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157, emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed according to their level within this hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 except for nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, for which the effective date is fiscal years beginning after November 15, 2008. The Company has not yet determined the effect that the application of SFAS No. 157 will have on its consolidated financial statements.

        In February 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value and provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Once an entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

statement of operations. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect that the application of SFAS No. 159 will have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is primarily dependent upon future acquisitions.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS No. 160 will have on its consolidated financial statements, although no minority interests are reported as of June 30, 2007.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect that the application of SFAS No. 161 will have on its consolidated financial statements.

(3) Restructuring Charges and FTC Legal Costs

        Restructuring charges and FTC legal costs consist of the following (in thousands):

	Years ended June 30,
	2005	2006	2007
Restructuring charges	$25,118	$3,993	$4,634
FTC legal costs	(158)	—	—

	$24,960	$3,993	$4,634

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Restructuring Charges and FTC Legal Costs (Continued)

        During fiscal 2007, the Company recorded $4.6 million in restructuring charges. Of this amount, $3.6 million related to headcount reductions and $1.0 million related to facility closures under the Company's May 2005 restructuring plan.

        At June 30, 2007, total restructuring liabilities included $0.8 million for employee severance, benefits, and related costs and $13.4 million for the closure of facilities. Management anticipates that payments of $4.0 million will be made over the next twelve months and the remaining $10.2 million will be made through 2012.

(a) Restructuring charges originally arising in the three months ended June 30, 2007

        In May 2007, the Company initiated a plan to relocate its corporate headquarters from Cambridge to Burlington, Massachusetts. The relocation resulted in the Company ceasing to use its prior corporate headquarters leased space, subleasing the space to a third party, and the relocation to a new facility. During the year ended June 30, 2007, the Company recorded a charge of $0.1 million associated with the relocation of certain departments to temporary space. The closure and relocation actions were completed in October 2007 and resulted in a total restructuring charge of $6.0 million in the quarter ended September 30, 2007.

(b) Restructuring charges originally arising in the three months ended June 30, 2005

        In May 2005, the Company initiated a plan to consolidate several corporate functions and to reduce its operating expenses. The plan to reduce operating expenses primarily resulted in headcount reductions, and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million, recorded in the fourth quarter of fiscal 2005. During the years ended June 30, 2006 and 2007, the Company recorded an additional $1.8 million and $4.6 million, respectively, related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005.

        Under this restructuring plan, the Company has yet to incur charges related to the closure of certain offices and relocation of certain employees. The Company expects that these charges will be approximately $2.3 million and will primarily be completed by June 2008.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Restructuring Charges and FTC Legal Costs (Continued)

        As of June 30, 2007, there was $0.7 million remaining in accrued expenses relating to the remaining severance obligations. The following activity was recorded for the indicated years (in thousands):

Fiscal 2005 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Contract Termination Costs	Total
Restructuring charge	$84	$3,465	$300	$3,849
Fiscal 2005 payments	—	(1,005)	(300)	(1,305)

Accrued expenses, June 30, 2005	84	2,460	—	2,544
Restructuring charge	615	1,178	—	1,793
Fiscal 2006 payments	(600)	(3,125)	—	(3,725)

Accrued expenses, June 30, 2006	99	513	—	612
Restructuring charge	1,001	3,634	—	4,635
Fiscal 2007 payments	(1,100)	(3,459)	—	(4,559)

Accrued expenses, June 30, 2007	$—	$688	$—	$688

Expected final payment date		March 2008

        Closure/consolidation of facilities:    Approximately $0.1 million, $0.6 million and $1.0 million of the restructuring charges recorded in fiscal 2005, 2006 and 2007, respectively, related to the termination of facility leases.

        Employee severance, benefits and related costs:    Approximately $3.5 million, $1.2 million and $3.6 million of the restructuring charges recorded in fiscal 2005, 2006, and 2007, respectively, related to the reduction in headcount. Approximately 130 employees, or 10% of the workforce, were eliminated under the restructuring plan. The employees were primarily located in North America and Europe. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

        Contract termination costs:    Approximately $0.3 million of the restructuring charge in fiscal 2005 related to charges associated with the termination of a contract for a future user conference. The contract was terminated in June 2005.

(c) Restructuring charges originally arising in the three months ended June 30, 2004

        In June 2004, the Company initiated a plan to reduce its operating expenses in order to better align its operating cost structure with the current economic environment and to improve operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During the year ended June 30, 2005, the Company recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. In addition, the Company recorded $0.4 million in restructuring charges related to the accretion of the discounted restructuring accrual and a $0.8 million decrease to the accrual related to changes in estimates of severance benefits and sublease terms. During the years ended June 30, 2006 and 2007, the Company recorded a $0.7 million increase and a $0.2 million decrease, respectively, to

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Restructuring Charges and FTC Legal Costs (Continued)

the accrual primarily due to changes in the estimate of future operating costs and sublease assumptions associated with the facilities.

        As of June 30, 2007, there was $5.1 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. The following activity was recorded for the indicated years (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities and Contract exit costs	Employee Severance, Benefits, and Related Costs	Asset Impairments	Total
Accrued expenses, July 1, 2004	12,049	911	—	12,960
Restructuring charge	9,132	4,349	968	14,449
Impairment of assets	—	—	(968)	(968)
Fiscal 2005 payments	(12,915)	(4,534)	—	(17,449)
Restructuring charge—Accretion	446	3	—	449
Change in estimate—Revised assumptions	(287)	(497)	—	(784)

Accrued expenses, June 30, 2005	8,425	232	—	8,657
Change in estimate—Revised assumptions	643	27	—	670
Restructuring charge—Accretion	432	—	—	432
Fiscal 2006 payments	(2,645)	(67)	—	(2,712)

Accrued expenses, June 30, 2006	$6,855	$192	$—	$7,047
Change in estimate—Revised assumptions	(176)	(31)	—	(207)
Restructuring charge—Accretion	308	1	—	309
Fiscal 2007 payments	(2,028)	(70)	—	(2,098)

Accrued expenses, June 30, 2007	$4,959	$92	$—	$5,051

Expected final payment date	September 2012	March 2008

        Closure/consolidation of facilities:    Approximately $9.1 million of the fiscal 2005 restructuring related to the termination of facility leases and other lease related costs. The costs recorded in fiscal 2005 related to termination activities did not qualify for accrual as of June 30, 2004. The facility leases had remaining terms ranging from several months to eight years. The amount accrued is an estimate of the remaining obligation under the lease or actual costs to buy-out leases, reduced by expected income from the sublease of the underlying properties.

        Employee severance, benefits and related costs:    Approximately $4.4 million of the fiscal 2005 restructuring charge, related to the reduction in headcount. In the aggregate, approximately 147 employees, or 9% of the workforce, were eliminated under the restructuring plan implemented by management. The fiscal 2005 restructuring charge related to employees had not been notified in a manner that would allow for accrual as of June 30, 2004. Such notification occurred in Q1, 2005. A majority of the employees were located in North America, although Europe was affected as well. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Restructuring Charges and FTC Legal Costs (Continued)

        Impairment of assets:    Approximately $1.0 million of the fiscal 2005 restructuring charge related to charges associated with the impairment of fixed assets associated with the closed and consolidated facilities. These assets were considered to be impaired because their carrying values were in excess of their fair values.

(d) Restructuring charges originally arising in the three months ended December 31, 2002

        In October 2002, management initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.7 million. During fiscal 2005, 2006 and 2007, the Company recorded a $7.0 million and $1.0 million increase and a $0.2 million decrease, respectively, to the accrual primarily due to a change in the estimate of the facility vacancy term, extending to the term of the lease.

        As of June 30, 2007, there was $8.0 million remaining in accrued expenses relating to the remaining lease payments. The following activity was recorded for the indicated years (in thousands):

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Impairment of Assets and Disposition Costs	Total
Accrued expenses, July 1, 2004	6,725	292	676	7,693
Fiscal 2005 payments	(2,266)	(63)	(403)	(2,732)
Change in estimate—Revised assumptions	7,239	(69)	(195)	6,975

Accrued expenses, June 30, 2005	11,698	160	78	11,936
Change in estimate—Revised assumptions	1,116	(95)	—	1,021
Fiscal 2006 payments	(2,848)	(65)	(78)	(2,991)

Accrued expenses, June 30, 2006	9,966	—	—	9,966
Change in estimate—Revised assumptions	(193)	—	—	(193)
Fiscal 2007 payments	(1,730)	—	—	(1,730)

Accrued expenses, June 30, 2007	$8,043	$—	$—	$8,043

Expected final payment date	September 2012

        Closure/consolidation of facilities:    The amount accrued is an estimate of the remaining obligation under the lease or actual costs to buy-out leases, reduced by expected income from the sublease of the underlying properties. The revisions to the accrual in fiscal 2005, 2006, and 2007 relate to revised estimates with respect to the facility vacancy term.

(e) Restructuring charges originally arising in the three months ended June 30, 2002

        In the fourth quarter of fiscal 2002, management initiated a plan to reduce operating expenses and to restructure operations around the Company's two primary product lines, engineering software and

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Restructuring Charges and FTC Legal Costs (Continued)

manufacturing/supply chain software. The Company reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $13.2 million. During fiscal 2005, the Company recorded a $0.2 million increase to the accrual due to changes in estimates of sublease assumptions and severance settlements. During fiscal 2006 and 2007, the Company recorded less than $0.1 million in increases to the accrual due to changes in sublease assumptions.

        As of June 30, 2007, there was $0.4 million remaining in accrued expenses relating to lease payments. The following activity was recorded for the indicated years (in thousands):

Fiscal 2002 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2004	1,683	308	1,991
Fiscal 2005 payments	(994)	(284)	(1,278)
Change in estimate—Revised assumptions	93	87	180

Accrued expenses, June 30, 2005	782	111	893
Change in estimate—Revised assumptions	75	—	75
Fiscal 2006 payments	(375)	(66)	(441)

Accrued expenses, June 30, 2006	482	45	527
Change in estimate—Revised assumptions	2	1	3
Fiscal 2006 payments	(100)	2	(98)

Accrued expenses, June 30, 2007	$384	$48	$432

Expected final payment date	September 2012	March 2008

        Closure/consolidation of facilities:    The amount accrued is an estimate of the actual costs to buy-out leases or to sublease the underlying properties. The revisions to the accrual in fiscal 2005, 2006, and 2007 relate to revised estimates with respect to the facility vacancy terms.

(4) Secured Borrowings and Collateralized Receivables

        The Company has transferred customer installment and trade receivables to financial institutions or unconsolidated special purpose entities (referred to herein as "receivable sale facilities") that have been accounted for as secured borrowings. The transferred receivables serve as collateral under the receivable sales facilities.

        At June 30, 2006 and 2007, receivables totaling $211.3 million and $245.1 million, respectively, were pledged as collateral for the secured borrowings. The secured borrowings totaled $182.4 million and $206.2 million as of June 30, 2006 and 2007, respectively. The collateralized installment receivables are presented net of applicable discounts for interest established for the individual receivable. The interest rates implicit in the installment receivables for the years ended June 30, 2005, 2006, and 2007 ranged from 5.0% to 9.0%. The Company recorded $12.8 million, $14.9 million and $11.6 million of interest income associated with the collateralized receivables for the years ended June 30, 2005, 2006, and 2007, respectively, and recognized $12.6 million, $18.5 million, and $17.5 million of interest expense associated with the secured borrowings. Proceeds from and payments on the secured borrowings are presented as components of cash flows from financing activities in the consolidated statements of cash

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Secured Borrowings and Collateralized Receivables (Continued)

flows. Payments on secured borrowings and operating cash flows from collateralized receivables are recognized upon customer payment of amounts due.

Traditional Programs

        The Company has arrangements to transfer certain of its receivables to three financial institutions at the mutual agreement of the Company and the financial institution for each such customer receivable. The transfers of customer receivables under these programs have been accounted for as secured borrowings. The Company received cash proceeds of $115.7 million, $110.5 million and $148.8 million for the years ended June 30, 2005, 2006 and 2007, respectively, related to these programs.

        The total collateralized receivables for the Traditional Programs approximate the amount of the secured borrowings recorded in the consolidated balance sheet. The collateralized receivables earn interest income and the secured borrowings accrue borrowing costs at approximately the same interest rates. The secured borrowings and collateralized receivables are reduced as the related customer receivable is collected. The terms of the customer accounts receivable range from amounts that are due within 30 days to installment receivables that are due over five years. The Company acts as the servicer for the receivables in one of the three arrangements.

        Under the terms of the Traditional Programs the Company has transferred the receivables to the financial institutions with limited financial recourse. Potential recourse obligations are primarily related to one program that requires the Company to pay interest to the financial institution when the underlying customer has not paid by the installment due date. This recourse is limited to a maximum period of 90 days after the due date. The amount of outstanding installment receivables that has this potential recourse obligation is $51.5 million at June 30, 2007. This recourse obligation is recognized as interest expense as incurred and totaled $0.5 million, $0.4 million, and $0.7 million for the years ended June 30, 2005, 2006, and 2007, respectively. In addition, the Company has recourse obligations totaling $1.5 million at June 30, 2007 if the underlying installment receivable is not paid by the customer. This recourse obligation is in the form of a deferred payment by the financial institution that is withheld until customer payments are received.

Securitization of Accounts Receivable

        The Fiscal 2005 and Fiscal 2007 securitization transactions (described below) include collateralized receivables whose value exceeds the related borrowings from the financial institutions. The Company receives and retains collections on these securitized receivables after all borrowing and related costs are paid to the financial institution. The financial institutions' rights to repayment are limited to the payments received from the collateralized receivables. The carrying value of the collateralized receivables at June 30, 2007 under these arrangements was $61.9 million and the secured borrowings totaled $25.8 million. The collateralized receivables earn interest income and the secured borrowings result in interest expense. The secured borrowings incur a higher interest rate than the implicit rates in the receivables. The Company acts as the servicer under both of these arrangements and the customer collections are used to repay the secured borrowings, interest and related costs.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Secured Borrowings and Collateralized Receivables (Continued)

Fiscal 2005 Securitization

        On June 15, 2005, the Company securitized and transferred installment receivables with a net carrying value of $71.9 million and received cash proceeds of $43.8 million. This transfer did not meet the criteria for a sale and has been accounted for as a secured borrowing. These borrowings are secured by collateralized receivables and the debt and borrowing costs are repaid as the receivables are collected. The Company capitalized $2.1 million of debt issuance costs associated with this transaction and these costs are being recognized in interest expense using the effective interest method. Accumulated amortization of the debt issue costs were $1.2 million and $1.9 million at June 30, 2006 and 2007, respectively. Amortization expense of the debt issuance costs was $1.1 million and $0.7 million for the years ended June 30, 2006 and 2007, respectively.

Fiscal 2007 Securitization

        On September 29, 2006, the Company entered into a three year revolving securitization facility and securitized and transferred installment receivables with a net carrying value of $32.1 million and received cash proceeds of $20.0 million. This transfer did not meet the criteria for a sale and has been accounted for as a secured borrowing. These borrowings are secured by collateralized receivables and the debt and borrowing costs are repaid as the receivables are collected. The Company capitalized $1.1 million of debt issuance costs associated with this transaction and these costs are being recognized in interest expense using the effective interest method. Accumulated amortization of the debt issue costs and amortization expense of debt issue costs were $0.4 million as of and for the year ended June 30, 2007.

        The Fiscal 2007 Securitization facility provides that the Company can borrow up to $75.0 million under the facility. The availability under the facility is limited to the amount of eligible receivables and subject to the discretion of the financial institution. As of June 30, 2007, the Company has approximately $58.2 million of maximum availability under this facility.

        The secured borrowings consist of the following at June 30, 2006 and 2007 (in thousands):

	June 30,
	2006	2007
Traditional Programs—weighted average interest rate of 7.5% at June 30, 2006 and 2007	$157,566	$180,314
Fiscal 2005 Securitization—interest rate of 13% at June 30, 2006 and 2007	24,838	9,072
Fiscal 2007 Securitization—interest rate of 9.3% at June 30, 2007	—	16,764

Total secured borrowings	182,404	206,150
Less current portion	91,646	101,826

Total secured borrowings, less current portion	$90,758	$104,324

        The cash payments on the collateralized receivables fund the secured borrowing payments, and the Company retains payments received on collateralized receivables which are in excess of the secured

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Secured Borrowings and Collateralized Receivables (Continued)

borrowings. The Company has no future cash obligations other than the limited recourse obligations noted above.

        In December 2007, the Company paid the outstanding amount of the fiscal 2005 securitization at its carrying value. The unamortized debt issue costs were charged to expense at the time.

        The Company had been in violation of certain covenants related to the Fiscal 2007 Securitization due to the delay in filing its financial statements and other violations. The secured borrowings under this arrangement have been classified in the current portion of secured borrowings. In March 2008, the Company paid the outstanding amount of the Fiscal 2007 Securitization at its carrying value plus a termination fee of $0.8 million, and this securitization is no longer available. The unamortized debt issue costs were charged to expense at the time.

(5) Term Debt

        Term debt consisted of the following at June 30 (in thousands):

	2006	2007
Note payable of a UK subsidiary due in quarterly installments plus interest at 9% per year, through March 2008	$396	$193

Less—Current portion	247	193

Long term portion	$149	$—

        Maturity of this term debt is in fiscal 2008.

(6) Line of Credit

        In January 2003 and through subsequent amendments, the Company executed a Loan Arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $15.0 million or (ii) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (i) $10.0 million or (ii) 80% of eligible foreign receivables. The lines of credit bear interest at the bank's prime rate (8.25% at June 30, 2007). The Company needs to maintain a $4.0 million compensating cash balance with the bank, or it is subject to an unused line fee and collateral handling fees. The lines of credit are collateralized by nearly all of the assets of the Company, and upon the Company's achieving certain net income targets, the collateral would be reduced to a lien on the accounts installments receivable that are not already pledged as collateral against the secured borrowing. The Company is required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. The terms of the Loan Arrangement restrict the Company's ability to pay dividends, with the exception of dividends paid in common stock or preferred stock dividends in cash. The Company was not in compliance with certain requirements under the terms of the Loan Arrangement as of June 30, 2007 and has obtained waivers for such non-compliance.

        As of June 30, 2007, there were $7.4 million in letters of credit outstanding under the line of credit, and there was $13.1 million available for future borrowing. On October 16, 2007, the Company executed an amendment to the Loan Arrangement that adjusted the terms of certain financial

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Line of Credit (Continued)

covenants, including modifying the date the Company must provide monthly unaudited and annual audited financial statements to the bank. The Loan Arrangement expires in May 2008.

(7) Accrued Expenses and Other Liabilities

        Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2006	2007
Royalties and outside commissions	$10,288	$7,261
Payroll and payroll-related	21,784	21,378
Restructuring accruals	4,969	3,959
Amounts due to receivable sale facilities for collections	14,429	8,415
Income taxes	26,995	28,674
Other	16,613	26,055

Total accrued liabilities	$95,078	$95,742

        Other liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2006	2007
Restructuring accruals	$13,191	$10,255
Deferred rent	4,321	2,864
Royalties and outside commissions	2,534	1,219
Other	400	1,704

Total other liabilities	$20,446	$16,042

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Preferred Stock (Continued)

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

        The Company incurred $10.7 million in costs related to the issuance of the Series D-1 and D-2 Preferred (together, the Series D Preferred) and allocated the net proceeds received between the Series D Preferred and the warrants on the basis of the relative fair values at the date of issuance, allocating $15.5 million of proceeds to the warrants. The warrants are exercisable at any time prior to the seventh anniversary of their issue date. The remaining discount on the Series D Preferred was accreted to its redemption value over the earliest period of redemption.

        Each share of Series D Preferred was entitled to vote on all matters in which holders of common stock were entitled to vote, receiving a number of votes equal to the number of shares of common stock into which it was then convertible. In addition, holders of Series D-1 Preferred, as a separate class, were entitled to elect a certain number of directors, based on a formula as defined in the Series D Preferred Certificate of Designations. The holders of the Series D-1 Preferred were entitled to elect a number of the Company's directors calculated as a ratio of the Series D-1 Preferred voting power as compared to the total voting power of the Company's common stock. The Series D-1 Preferred holders were elected as three of the Company's current directors.

        The Series D Preferred earned cumulative dividends at an annual rate of 8%, which were payable when and if declared by the Board of Directors, in cash or, subject to certain conditions, common stock. As of June 30, 2006, the Company had accrued $28.5 million in dividends on the Series D Preferred.

        Each share of Series D Preferred was convertible at any time into a number of shares of common stock equal to its stated value divided by the then-effective conversion price. Each share of Series D Preferred was convertible into 100 shares of common stock.

        The Series D Preferred included redemption rights at the option of the holders as follows: 50% on or after August 14, 2009 and 50% on or after August 14, 2010. The shares were redeemable for cash at a price of $333.00 per share, plus accumulated but unpaid dividends.

        The Series D Preferred was subject to redemption at the option of the Company, at any time after August 2006 at a price of $416.25 per share plus any accumulated and unpaid dividends if, among other things, the average trading price of the Company's common stock exceeds $7.60 per share for 45 consecutive days. If the Company makes such an election, the holders of the Series D Preferred may elect to convert their Series D Preferred shares into shares of common stock rather than have them redeemed.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Preferred Stock (Continued)

        On May 16, 2006, the Holders of the Series D Preferred converted 30,000 shares into 3,000,000 shares of common stock. At the time of the conversion the Company also paid $2.4 million in dividends on the converted shares. In December 2006, the holders of the Series D-1 Preferred converted their remaining 270,300 shares into 27,030,000 shares of common stock. In December 2006, the Company announced that it would redeem any shares of its Series D-2 Preferred that were not converted by their holders into common shares by January 30, 2007. In January 2007, the remaining 63,064 shares of Series D-2 Preferred were converted by their holder into 6,306,400 shares of common stock. The terms of the Series D-1 and D-2 Preferred required settlement of all accrued and unpaid dividends upon conversion of these shares into common stock and dividend accrual would cease upon such conversion. Accordingly, the Company paid $27.4 million in cash in December 2006 to the holders of the Series D-1 Preferred, and paid $6.6 million in cash in January 2007 to the holders of the Series D-2 Preferred for dividends accumulated at the date of conversion of the respective tranches of securities.

        As a result of the conversion of the Series D-1 and Series D-2 Preferred and the related dividend payments, the stated value of the Series D-1 Preferred was reduced from $125.5 million as of June 30, 2006 to $0 as of June 30, 2007, common stock outstanding was increased by $3.3 million and additional paid-in-capital was increased by $95.5 million for the portion of the preferred stock converted into common shares.

        In the accompanying consolidated statements of operations, the accretion of preferred stock discount and dividend consist of the following (in thousands):

	Years Ended June 30,
	2005	2006	2007
Accrual of dividend on Series D preferred	$(10,692)	$(11,518)	$(5,498)
Accretion of discount on Series D preferred	(3,758)	(3,865)	(1,792)

	$(14,450)	$(15,383)	$(7,290)

Registration Rights

        In May 2006, the Company received a demand letter from the Series D-1 Preferred holders, in accordance with the terms of their investor rights agreement with the Company, requesting registration of all of the shares of common stock issued or issuable upon the conversion of Series D-1 Preferred and the exercise of their warrants in connection with an underwritten public offering per the terms defined in the investor rights agreement. The Company is required to register the underlying shares at its expense. As of June 30, 2007, the total number of outstanding shares of common stock that would be included by their registration demand letter is 30,027,336.

(9) Stock-Based Compensation

Stock Compensation Plans

        In May 2005, the shareholders approved the establishment of the 2005 Stock Incentive Plan (the 2005 Plan), which provides for the reservation of up to 4,000,000 shares of common stock for issuance under the 2005 Plan. The 2005 Plan provides for the grant of incentive and nonqualified stock options and other stock-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. Restricted stock

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Stock-Based Compensation (Continued)

and other stock-based awards granted under the 2005 Plan may not exceed, in the aggregate, 2,000,000 shares of common stock. As of June 30, 2007, there were 3,079,200 shares of common stock available for issuance subject to awards under the 2005 Plan.

        In December 2000, the shareholders approved the establishment of the 2001 Stock Option Plan (the 2001 Plan), which provides for the issuance of incentive stock options and nonqualified options. Under the 2001 Plan, the Board of Directors could grant stock options to purchase up to an aggregate of 4,000,000 shares of common stock. At July 1, 2002, July 1, 2003 and July 1, 2004, the 2001 Plan was expanded to cover an additional 5% of the outstanding shares on the preceding June 30. In no event, however, may the number of shares subject to incentive options under the 2001 Option Plan exceed 8,000,000 unless the 2001 Plan is amended and such amendment is approved by the shareholders. As of June 30, 2007, there were 112,439 shares of common stock available for grant under the 2001 Plan.

        In December 1996, the shareholders of the Company approved the establishment of the 1996 Special Stock Option Plan (the 1996 Plan). This plan provides for the issuance of incentive stock options and nonqualified options to purchase up to 500,000 shares of common stock. Stock options become exercisable over varying periods and expire no later than 10 years from the date of grant. As of June 30, 2007, there were no shares available for grant under the 1996 Plan.

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

        Employees are granted options to purchase shares of common stock on the last business day of each semi-annual payment period for 85% of the market price of the common stock on the first or last business day of such payment period, whichever was less. The purchase price for such shares was paid through payroll deductions, and the June 30, 2007, maximum allowable payroll deduction was 10% of each eligible employee's compensation. Under the plan, the Company issued 315,751 shares in 2005, 188,119 shares in 2006, and 107,862 shares in 2007. As of June 30, 2007, there were 2,538,077 shares available for future issuance under the 1998 Employee Stock Purchase Plan as amended. On July 1, 2007, the Company issued 51,311 shares under the 1998 Employee Stock Purchase Plan.

General Award Terms

        The Company issues stock options to its employees and outside directors, restricted stock units to its employees and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those options generally vest over four years and have 7 or 10-year contractual terms. Restricted stock units vest over four years (if performance conditions are met). The subscription period for the employee stock purchase plan is six months.

Stock Compensation Accounting

        The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards. For awards that vest based on performance conditions, the Company

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Stock-Based Compensation (Continued)

uses the accelerated model for graded vesting awards. All of the Company's stock-based compensation is accounted for as equity instruments and there have been no liability awards granted. The Company's policy is to issue new shares upon exercise of stock awards. The Company adopted the simplified method related to accounting for the tax effects of share-based payment awards to employees in FASB Staff Position No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." The Company uses the "with-and-without" approach for determining if excess tax benefits are realized under SFAS No. 123(R).

        Prior to the adoption of SFAS No. 123(R) on July 1, 2005, the Company used the intrinsic value method to account for employee stock awards. Under the intrinsic value method, compensation cost is measured as the difference between the exercise price of the award and the grant date intrinsic value. The Company has elected the modified prospective transition method for adopting SFAS No. 123(R), and consequently prior periods have not been modified. Under this method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption (July 1, 2005). The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Stock-based compensation for the years ended June 30, 2006 and 2007 are included in the following categories (in thousands):

	2006	2007
Recorded as expense:
Cost of service and other	$1,442	$1,522
Selling and marketing	2,534	3,424
Research and development	1,239	1,915
General and administrative	3,015	4,201

	8,230	11,062
Capitalized computer software development costs:	148	57

Total stock-based compensation	$8,378	$11,119

        The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the year ended June 30, 2006 and 2007 were calculated using the following assumptions:

	Year Ended June 30, 2006		Year Ended June 30, 2007
	Stock Option Plans	Stock Purchase Plan	Stock Option Plans	Stock Purchase Plan
Weighted-average fair values of options granted	$4.20	$4.73	$7.11	$3.26
Average risk-free interest rate	4.56%	4.02%	4.79%	5.03%
Expected dividend yield	None	None	None	None
Expected life	6.0	0.5	5.0 to 6.0	0.5
Expected volatility range	85%	42%	80-85%	42-53%
Weighted average expected volatility	85%	42%	80%	46%

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Stock-Based Compensation (Continued)

        The dividend yield of zero is based on the fact that the Company has never paid cash dividends on common stock and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company's common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the U.S. Treasury zero coupon bonds with a maturity commensurate with the expected life of the options on the date of grant. The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, "Expected Term" for fiscal 2006. In fiscal 2007, the Company calculated the estimated life based upon historical exercise behavior.

        A summary of option activity under all stock option plans in fiscal 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2006	9,460,449	$7.37	7.0
Options granted	1,148,700	10.61
Options exercised	(1,446,354)	5.88
Options expired	(392,456)	18.32
Options forfeited	(458,774)	6.17

Outstanding at June 30, 2007	8,311,565	$7.64	6.8	$56,467

Exercisable at June 30, 2007	5,307,708	$7.90	6.0	$35,902

Options outstanding and expected to vest at June 30, 2007	7,389,651	$7.61	6.5	$50,847

        In November 2006, the Company issued a total of 723,400 restricted stock units under the 2005 Stock Incentive Plan to certain officers and management. The restricted stock units are performance awards that vest 25% if the Company meets certain financial goals, which the Company concluded were achieved in the first quarter of fiscal 2008. Upon the achievement of the initial vesting milestone, the remaining restricted stock units vest on a straight-line basis over the following three years. The Company uses an accelerated model to recognize stock-based compensation expense for these restricted stock units as the awards have performance conditions and graded vesting provisions.

        The following table summarizes information about restricted stock units for the year ended June 30, 2007 (none were vested as of June 30, 2007):

	Number of Shares	Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2006	—	—
Shares granted	723,400
Shares forfeited	(60,200)	$10.42
Outstanding at June 30, 2007	663,200	$10.42	6.4	$9,285

Exercisable at June 30, 2007	—	$10.42	—	$—

Outstanding and expected to vest at June 30, 2007	540,644	$10.42	6.4	$7,569

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Stock-Based Compensation (Continued)

        At June 30, 2007, the total compensation cost related to unvested awards not yet recognized was $14.5 million. The weighted average period over which this will be recognized is approximately 1.2 years. The total intrinsic value of options exercised during the years ended June 30, 2005, 2006 and 2007 was $3.9 million, $14.9 million and $10.4 million, respectively. The Company received $3.6 million, $11.0 million and $8.5 million from option exercises during the years ended June 30, 2005, 2006 and 2007, respectively.

        At June 30, 2007, common stock reserved for future issuance or settlement under equity compensation plans was 14,704,481 shares.

        In December 2006 and May 2007, the Company modified awards for an aggregate of 1,184,470 options for employees of the company to equal the fair market value on the grant date of the Company's common stock for these awards to avoid certain adverse tax impacts on the individuals. There was no incremental compensation cost resulting from the modifications. A further modification was made in December 2007 to increase the exercise price of certain awards and to provide for cash payments to employees to compensate them for the increase in the exercise price of those awards.

        As a result of the Company not having a current effective registration statement on file with the SEC, certain current and former employees were not able to exercise their options within the periods included in the original option grant, and such options would have expired unexercised under their original terms. The Company has modified such options to allow for their exercise within a period following the appropriate registration statements becoming effective with the SEC.

        Prior to July 1, 2005, the Company's employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation to the prior-year periods (in thousands, except per share data):

2005
Loss attributable to common shareholders	$(83,510)
Less: Stock-based employee compensation expense determined under fair value based method for all awards	(9,344)
Add: Stock-based compensation expense included in reported net income (loss)	1,524

Pro forma loss attributable to common shareholders	$(91,330)
Income (loss) attributable to common shareholders per share
—Basic and diluted—
As reported	$(1.97)
Pro forma	(2.15)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Stock-Based Compensation (Continued)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during fiscal 2005:

2005
Risk free interest rates	3.49 - 4.17%
Expected dividend yield	None
Expected life	5 Years
Expected volatility	100%

        The weighted average fair value per option granted was $4.74 for the year ended June 30, 2005.

        The fair value of the shares issued under the employee stock purchase plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

2005
Risk free interest rates	3.49 - 4.17%
Expected dividend yield	None
Expected life	6 months
Expected volatility	42%

        The weighted average fair value of shares issued under the employee stock purchase plan was $1.96 for fiscal 2005.

(10) Common Stock

(a) Warrants

        The Company has issued warrants in connection with various financing activities. These warrants provide for net equity settlement and are accounted for in equity.

        In connection with the February and March 2002 sales of Series B Preferred, the Company issued warrants with five-year lives to purchase 791,044 shares of common stock at an exercise price ranging from $20.64 to $23.99 per share. In August 2003, in conjunction with the Series D Preferred financing, these warrants were exchanged for new warrants to purchase 791,044 shares of common stock at an exercise price of $4.08 per share. During fiscal 2007, all 791,044 warrants were exercised in cashless exercises, resulting in the issuance of 496,839 shares of the Company's common stock.

        In connection with the May 2002 sale of common stock to private investors, the Company issued warrants to purchase up to 3,208,333 shares of common stock at a price of $13.20 per share. In August 2003, the warrants were canceled, and new warrants were issued to purchase 1,152,665 shares at an exercise price of $9.76 per share, due to the impact of the Series D Preferred financing on the warrants' anti-dilution provisions. In January 2004, warrants to purchase 129,191 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 17,922 shares of common stock. During fiscal 2007, the remaining 1,023,474 warrants were exercised in a cashless exercise, resulting in the issuance of 286,204 shares of the Company's common stock.

        In connection with the August 2003 Series D Preferred financing, the Company issued warrants with seven-year lives to purchase 7,267,286 shares of common stock at an exercise price of $3.33 per

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Common Stock (Continued)

share. In July 2006, 6,006,006 warrants were exercised in a cashless exercise, resulting in the issuance of 4,369,336 shares of the Company's common stock. As of June 30, 2007, warrants to purchase 1,261,280 shares of common stock at an exercise price of $3.33 were exercisable. Subsequent to year-end, in November 2007, warrants to purchase 630,640 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 500,203 shares of common stock.

        A summary of the Company's outstanding common stock warrants at June 30, 2007 is as follows:

Warrant:	Outstanding	Exercise	Expiration
Common stock warrants issued in connection with Series D	1,261,280	$3.33	Aug 2010

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Income Taxes

        Income (loss) before provision for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2005	2006	2007
Domestic	$(54,769)	$12,375	$46,939
Foreign	(5,444)	4,031	11,026

Total	$(60,213)	$16,406	$57,965

        The provisions for income taxes shown in the accompanying consolidated statements of operations are composed of the following (in thousands):

	Years Ended June 30,
	2005	2006	2007
Federal—
Current	$—	$116	$—
Deferred	45	—	—
State—
Current	781	906	1,365
Deferred	—	—	—
Foreign—
Current	10,479	12,066	7,868
Deferred	(2,458)	(3,147)	3,214

	$8,847	$9,941	$12,447

        The provision for income taxes differs from that based on the federal statutory rate due to the following (in thousands):

	Years Ended June 30,
	2005	2006	2007
Federal tax at statutory rate	$(21,075)	$5,742	$20,288
State income taxes	781	906	1,365
Subpart F and dividend income	3,798	2,974	8,625
Foreign taxes and rate differences	3,732	3,153	2,343
Permanent differences	628	481	1,696
Tax credits	(5,063)	(3,479)	(8,375)
Federal and foreign tax contingencies	1,509	4,617	4,880
Valuation allowance	24,537	(4,453)	(18,375)

Provision for income taxes	$8,847	$9,941	$12,447

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Income Taxes (Continued)

        The approximate tax effect of each type of temporary difference and tax carryforward is as follows (in thousands):

	June 30,
	2006	2007
Deferred tax assets:
Federal and state credits	$13,589	$14,833
Foreign tax credits	19,039	13,919
Federal and state loss carryforwards	14,653	1,483
Foreign loss carryforwards	5,687	5,766
Revenue	3,771	2,009
Restructuring accruals	6,234	4,832
Other reserves and accruals	9,891	10,308
Intangible assets	6,402	6,208
Property and leasehold improvements	8,571	7,816
Other temporary differences	7,286	6,648

	95,123	73,822
Deferred tax liabilities:
Revenue	—	(1,467)
Intangible assets	(2,003)	(266)
Property and leasehold improvements	(42)	(136)
Other temporary differences	—	(464)

	(2,045)	(2,333)
Valuation allowance	(90,489)	(72,114)

Net deferred tax assets (liabilities)	$2,589	$(625)

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

        During the years ended June 30, 2006 and 2007, the Company utilized tax net operating loss carryforwards to reduce the current provision by $6.4 million and $16.1 million, respectively. As of June 30, 2007, the Company has generated U.S. federal net operating loss (NOL) carryforwards of $38.2 million, which includes $36.9 million of stock compensation tax deductions in excess of book compensation expense. The Company records deferred tax assets for excess tax benefits only when such deductions reduce taxes payable as determined on a "with and without" basis. Accordingly, this NOL will reduce federal taxes payable if realized in future periods, but NOL related to such benefits are not included in the table above. Upon realization of the NOL generated by these excess tax benefits, the

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Income Taxes (Continued)

benefit is credited to additional paid-in capital and not as a reduction to the income tax provision. The Company has foreign loss carryforwards of $18.8 million which expire beginning in 2008 through no expiration date.

        The Company has determined that it underwent an ownership change (as defined under section 382 of the Internal Revenue Code of 1986, as amended) during the year ended June 30, 2004. As such, the utilization of the Company's federal NOLs and tax credits is limited. Moreover, an ownership change also occurred under the laws of certain states and foreign countries in which the Company has generated NOLs and tax credits. Accordingly, these NOL and tax credits will also be limited under rules similar to those of section 382. These limitations impact the amount of NOL, if any, that may be utilized in a given year. The full amount of the federal NOL carryforward as of June 30, 2007 is subject to these limitations and would be limited to an approximate $7 million per year limitation. The federal NOLs as of June 30, 2007 begin to expire in 2021.

        The Company also has foreign tax credits (FTCs) and research and development credits, and foreign tax operating loss carryforwards. These benefits are subject to a full valuation allowance and will reduce tax expense in the period that they are realized or the valuation allowance is removed if realization is considered more likely than not. The tax credits and foreign NOL carryforwards expire at various dates from 2008 through 2027.

        The Company's U.S. and foreign tax returns are subject to periodic compliance examinations by various local and national tax authorities through periods defined by tax codes in the applicable jurisdiction. The Company's operating entities in Canada are subject to audit from year 2000, in the UK from 2006, and other international subsidiaries from 2002 through 2007. The Company's U.S. open tax periods are from 2004 through 2007, although examination may extend back to the period that such losses were generated as a result of the utilization and adjustments to the Company's tax loss carryforwards.

        In connection with examinations of tax filings, tax contingencies can arise from differing interpretations of applicable tax laws and regulations relative to the amount, timing or proper inclusion or exclusion of revenues and expenses in taxable income or loss. For periods that remain subject to examination, the Company has asserted and unasserted potential assessments that are subject to final tax settlements. As of June 30, 2007, the Company has accrued $22.0 million related to potential tax, penalties, and interest, based on management's estimate of adjustments to previously filed tax returns for the open audit periods in all jurisdictions. Of this amount, the Company has potential foreign tax obligations related to specific issues in international locations and has accrued $19.4 million related to these matters as of June 30, 2007. Total domestic tax reserves are $2.6 million. The ultimate amount of taxes due for these periods will not be known until examinations are completed or the audit periods are closed and settled. While the Company believes it has adequately provided for all probable exposures, the ultimate amounts concluded with tax authorities could be different than its accrued position. Accordingly, adjustments for domestic and foreign tax contingencies could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved, and such adjustments could be material.

        The Company has an ongoing audit for fiscal 2000 in Canada. The Canada Revenue Agency, or CRA, has proposed an increase to taxable income of CAD 13.6 (USD $12.8) million for fiscal 2000, primarily related to transfer pricing matters. The Company has reviewed the basis of the CRA proposed adjustment and believes that it was based on incorrect information. The Company has

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Income Taxes (Continued)

proposed to CRA an increase of CAD 3.6 (USD $3.4) million in taxable income and has accrued taxes payable, including estimated interest and penalties, of $2.7 million as of June 30, 2007, an increase of $1.6 million in 2007. In addition, the Company has other uncertain tax positions for other open audit periods in Canada. The uncertain tax positions primarily relate to the application of the Company's transfer pricing policies for transactions among its consolidated subsidiaries, failure to properly account for deemed dividends due to the lack of timely settlement of intercompany transactions, accounting for revaluation of foreign denominated transactions, and other positions for which it expects to file amended tax returns pursuant to voluntary disclosure discussions with CRA. The Company has recorded estimated tax obligations, including interest and penalties when applicable, associated with these open audit periods.

(12) Operating Leases

        The Company leases its facilities and various office equipment under noncancelable operating leases with terms in excess of one year. Rent expense charged to operations was approximately $9.3 million, $7.5 million, and $7.9 million for the years ended June 30, 2005, 2006 and 2007, respectively. Future minimum lease payments under these leases and scheduled sublease payments as of June 30, 2007 are as follows (in thousands):

Years ended June 30,	Payments	Scheduled Sublease Payments
2008	$13,317	$(2,211)
2009	11,309	(1,389)
2010	9,674	(1,266)
2011	8,631	(1,018)
2012	7,395	(670)
Thereafter	11,616	(618)

Total	$61,942	$(7,172)

        Due to various restructuring activities (See Note 3) the Company has vacated certain of its leased space and is subleasing a portion of this space. The scheduled sublease payments are listed above.

        The Company has issued approximately $6.2 million of standby letters of credit in connection with certain facility leases that expire through 2016.

        In May 2007, the Company entered into a lease agreement with respect to office space in Burlington, Massachusetts. Commencing September 1, 2007, the Company moved its principal corporate offices to this location and occupied 60,177 square feet of space. The initial term of the lease commenced with respect to (a) 31,174 square feet of leased premises on September 1, 2007, (b) an additional 18,947 square feet on October 1, 2007 and (c) an additional 10,056 square feet on January 1, 2008. The initial term of the lease will expire seven years and four months following the term commencement date for the third phase of the leased premises. Subject to the terms and conditions of the lease, the Company may extend the term of the lease for two successive terms of five years each at 95% of the then market rate. Under the lease, the Company will pay additional rent for its proportionate share of operating expenses and taxes. Future minimum lease payments under this lease of $10.9 million are included in the table above.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Operating Leases (Continued)

        On September 5, 2007, the Company entered into an additional sublease agreement related to its former office space in Cambridge, Massachusetts, effective October 1, 2007 for approximately 50,000 square feet that expires on September 30, 2012. This new sublease agreement represents $5.5 million of scheduled sublease payments not included in the above table.

        Effective September 1, 2007, the landlord terminated a portion of the Company's lease in Houston, Texas with respect to approximately 14,000 square feet of the original leased space. This termination agreement has not been included in the above table and represents future reductions of $2.6 million in lease payments.

(13) Commitments and Contingencies

(a) FTC settlement and Related Honeywell Litigation

        In December 2004, the Company entered into a consent decree with the Federal Trade Commission, or FTC, with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that the Company's acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, the Company entered into an agreement with Honeywell International, Inc. on October 6, 2004 ("Honeywell Agreement"), pursuant to which the Company transferred its operator training business and its rights to the intellectual property of various legacy Hyprotech products. In addition, the Company transferred its AXSYS product line to Bentley Systems, Inc.

        On December 23, 2004, the Company and its subsidiaries completed the transactions with Honeywell contemplated by the Honeywell Agreement. Under the terms of the transactions:

  •
  the Company agreed to a cash payment of approximately $6.0 million from Honeywell in consideration of the transfer of the Company's operator training services business, the Company's covenant not-to-compete in the operator training business until the third anniversary of the closing date, and the transfer of ownership of the intellectual property of the Company's Hyprotech engineering products, $1.2 million of which is subject to holdback and may be released upon the resolution of any adjustments for uncollected billed accounts receivable and unbilled accounts receivable.

  •
  the Company transferred and Honeywell assumed, as of the closing date, approximately $4 million in accounts receivable relating to the operator training business; and

  •
  the Company entered into a two-year support agreement with Honeywell under which the Company agreed to provide Honeywell with source code to new releases of the Hyprotech products provided to customers under standard software maintenance services agreements.

        The Honeywell transaction resulted in a deferred gain of $0.2 million, which was amortized over the two-year life of the support agreement, and is subject to a potential increase of $1.2 million upon resolution of the holdback payment.

        The Company is subject to ongoing compliance obligations under the FTC consent decree. The Company has been responding to requests by the Staff of the FTC for information relating to the Staff's investigation of whether the Company has complied with the consent decree. In addition, the FTC is considering whether to commence litigation against the Company arising from the Company's alleged failure to comply with certain aspects of the decree. If the FTC or a court were to determine

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Commitments and Contingencies (Continued)

that the Company has not complied with its obligations under the consent decree, the Company could be subject to one or more of a variety of penalties, fines, injunctive relief and other remedies, and associated legal fees and expenses, any of which might materially limit the Company's ability to operate under its current business plan and might have a material adverse effect on the Company's operating results and financial condition.

        In March 2007, the Company was served with a complaint and petition to compel arbitration filed by Honeywell in New York State Supreme Court. The complaint alleges that the Company failed to comply with its obligations to deliver certain technology under the Honeywell Agreement referred to above, that the Company owes approximately $800,000 to Honeywell under the Honeywell Agreement, and that Honeywell is entitled to some portion of the $1.2 million retained by Honeywell under the holdback provisions of the Honeywell Agreement, plus unspecified monetary damages arising from contracts assumed thereunder. The Company believes the claims to be without merit and intend to defend the claims vigorously, and to pursue payment of the $1.2 million retained under the holdback provisions of the Honeywell Agreement. However, it is possible that the resolution of the claims may have an adverse impact on the Company's financial position and results of operations.

(b) Other Litigation

SEC action and U.S. Attorney's office criminal complaint

        In January 2007, the SEC filed a civil enforcement action in Massachusetts federal district court alleging securities fraud and other violations against three of the Company's former executive officers, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in the Company's originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which was restated in March 2005. The Company and each of these former executive officers received "Wells Notice" letters of possible enforcement proceedings by the SEC. On the same day the SEC complaint was filed, the U.S. Attorney's Office for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of those transactions. Mr. McQuillin pled guilty in March 2007 and was sentenced in October 2007.

        On July 31, 2007, the Company entered into a settlement order with the SEC resolving the Wells Notice the Company received. Under the settlement order, the Company agreed to cease and desist from violations of certain provisions of the federal securities laws, and to comply with certain undertakings. No civil penalty was assessed by the SEC in connection with that settlement order, and the Company has not admitted or denied any wrongdoing in connection with that settlement order.

        The SEC enforcement action and the U.S. Attorney's Office criminal action do not involve the Company or any of its current officers or directors. The Company can provide no assurance, however, that the U.S. Attorney's Office, the SEC or another regulatory agency will not bring an enforcement proceeding against the Company, its officers and employees or additional former officers and employees based on the consolidated financial statements that were restated in March 2005. The Company continues to cooperate with the SEC and the U.S. Attorney's Office.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Commitments and Contingencies (Continued)

Class action and opt-out claims

        In March 2006, the Company settled class action litigation, including related derivative claims, arising out of the restated consolidated financial statements that include the periods referenced in the SEC enforcement action and the criminal complaint discussed above. Members of the class who opted out of the settlement (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period) may bring or have brought their own state or federal law claims against the Company, referred to as opt-out claims.

        Pursuant to the terms of the Class Action settlement, the Company paid $1.9 million and its insurance carrier paid $3.7 million into a settlement fund for a total of $5.6 million. The Company's $1.9 million payment was recorded in general and administrative expenses in the quarter ended September 30, 2005. All costs of preparing and distributing notices to members of the Class and administration of the settlement, together with all fees and expenses awarded to plaintiffs' counsel and certain other expenses, will be paid out of the settlement fund, which will be maintained by an escrow agent under the Court's supervision.

        Separate actions have been filed on behalf of the holders of approximately 1.1 million shares who either opted out of the class action settlement or were not covered by that settlement. The claims in those actions include claims against the Company and one or more of its former officers alleging securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in its restated consolidated financial statements referenced in the class action. Those actions are:

  •
  Blecker, et al. v. Aspen Technology, Inc., et al.,  filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, which is an "opt out" claim asserted by persons who received 248,411 shares of the Company's common stock in an acquisition;

  •
  Feldman v. Aspen Technology, Inc., et al.,  filed on July 17, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-3021-BLS2 in that court, which is an "opt out" claim asserted by an individual who received 323,324 shares of the Company's common stock in an acquisition; and

  •
  380544 Canada, Inc., et al. v. Aspen Technology, Inc.,  et al., filed on February 15, 2007 in the federal district court in Manhattan and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, which is a claim asserted by persons who purchased 566,665 shares of the Company's common stock in a private placement.

        The damages sought in these actions total more than $20 million, not including claims for treble damages and attorneys' fees. If these actions are not dismissed or settled on terms acceptable to the Company, the Company plans to defend the actions vigorously. The Company can provide no assurance as to the outcome of these opt-out claims or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against the Company for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on the Company's business.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Commitments and Contingencies (Continued)

        On September 6, 2006, the Company also announced that, in connection with the preparation of financial statements for the fiscal year-ended June 30, 2006, a subcommittee of independent directors was appointed to review the Company's accounting treatment for stock option grants for prior years. Following that announcement, the Company and certain of its officers and directors were named defendants in a purported federal securities class action lawsuits filed in Massachusetts federal district court, alleging violations of the Exchange Act and claiming material misstatements concerning its financial condition and results. In response to the Company's motion to dismiss the complaint, the parties stipulated to voluntary dismissal of the plaintiff's claims with prejudice on September 26, 2006 without any payment by the Company.

Derivative suits

        The Company may be named as a defendant in securities litigation or derivative lawsuits by current or former stockholders based on the restated consolidated financial statements. Further, the Company may be subject to claims relating to adverse tax consequences with respect to stock options covered by the restatement. Defending against potential claims will likely require significant attention and resources of management and could result in significant legal expenses.

        On December 1, 2004, a derivative action lawsuit captioned Caviness v. Evans, et al., Civil Action No. 04-12524, referred to as the Derivative Action, was filed in Massachusetts federal district court as a related action to the first filed of the putative class actions subsequently consolidated into the class action described above. The complaint, as subsequently amended, alleged, among other things, that the former and current director and officer defendants caused the Company to issue false and misleading financial statements, and brought derivative claims for the following: breach of fiduciary duty for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On August 18, 2005, the court granted the defendants' motion to dismiss the Derivative Action for failure of the plaintiff to make a pre-suit demand on the board of directors to take the actions referenced in the Derivative Action complaint, and the Derivative Action was dismissed with prejudice.

        On April 12, 2005, the Company received a letter on behalf of another purported stockholder, demanding that the board take actions substantially similar to those referenced in the Derivative Action. On February 28, 2006, the Company received a letter on behalf of the plaintiff in the Derivative Action, demanding that they take actions referenced in the Derivative Action complaint. The board responded to both of the foregoing letters that the board has taken the letters under advisement pending further regulatory investigation developments, which the board continues to monitor and with which the Company continues to cooperate. In its responses, the board also requested confirmation of each person's status as one of the Company's stockholders and, with respect to the most recent letter, also referred the purported stockholder to the March 2006 settlement in the class action.

        On September 27, 2006, a derivative action lawsuit was filed in Massachusetts Superior Court captioned Rapine v. McArdle, et al., Civil Action No. 06-3455. The complaint alleged, among other things, that the former and current director and officer defendants "authorized, modified, or failed to halt backdating of stock options in dereliction of their fiduciary duties to the Company as directors and officers." On October 16, 2006, defendants removed the action to Massachusetts federal district court and moved to dismiss the complaint. On October 30, 2006, the purported stockholder plaintiff filed an amended complaint, asserting derivative claims for breach of fiduciary duty; unjust enrichment; insider

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Commitments and Contingencies (Continued)

trading; violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act of 1934; and corporate waste. In October 2007, the court closed this action and consolidated the action with the Risberg case referenced below, which was subsequently dismissed.

        In February 2007, a derivative action lawsuit was filed in Massachusetts federal district court captioned Risberg v. McArdle et al., 07-CV-10354. The plaintiff purports to bring a derivative action on behalf of the Company alleging, among other things, that several former and current directors and officer defendants authorized, were aware of, or received "backdated" stock options. The complaint asserts claims for breach of fiduciary duty; unjust enrichment; violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act of 1934; corporate waste; and breach of contract. In January 2008, the court granted defendants' motion to dismiss this action for failure of the plaintiff to make a pre-suit demand on the Company's board of directors, and judgment on the order of dismissal was entered in favor of all defendants.

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

        As part of the settlement, KBC recognized the Company's right to develop, market and license Aspen RefSYS, and the Company recognized KBC's right to develop, market and license HYSYS.Refinery, their respective refinery-wide simulation products. The Company licensed commercial, object code, copies of Aspen HYSYS, Aspen PIMS, and Aspen Orion to KBC for use as part of KBC's consulting services business, without the right to sublicense. In addition, the Company paid KBC $3.75 million in lieu of costs incurred in the dispute. This charge was recorded in fiscal 2005 in general and administrative expenses.

Other

        The Company is currently defending claims that certain of its software products and implementation services have failed to meet customer expectations. On May 11, 2007, one of the claims resulted in an arbitration award against the Company in the amount of $1.4 million. As of June 30, 2007, the Company has accrued the amount of the arbitration award. The Company is defending other claims in excess of $5 million, primarily consisting of a customer claim, as well as other general commercial claims. Although the Company believes the remaining claims to be without merit, and is defending the claims vigorously, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could, depending on the amount and timing of any outcome, materially affect the Company's results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Commitments and Contingencies (Continued)

(c) Other Commitments and Contingencies

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

        The Company has entered into agreements with other executive officers, providing for severance payments in the event that the executive is terminated by the Company other than for cause. Payments under these agreements consist of continuation of base salary for a period of 12 months.

        In connection with the audit committee's review of the Company's accounting treatment of all stock option grants since the Company's initial public offering in fiscal 1995 through fiscal 2006, the Company recorded estimated payroll withholding tax charges of $1.9 million and an estimated liability of $1.0 million to assist affected employees who are subject to an excise tax on the value of the options in the year in which they vest, for a total estimated liability of $2.9 million recorded in June 2006. These liabilities were $0.5 million as of June 30, 2007 as a result of payments of $0.7 million and changes in estimates of $1.7 million of the total expected costs to be incurred.

        The Company maintains strategic alliance relationships with third parties, including resellers, agents and systems integrators (each an Agent) that market, sell and/or integrate the Company's products and services. The cessation or termination of certain relationships, by the Company or an Agent, may subject the Company to material liability and/or expense. This material liability and/or expense includes potential payments due upon the termination or cessation of the relationship by either the Company or an Agent (which may be triggered by a change in control of either party), costs related to the establishment of a direct sales presence or development of a new Agent in the territory. No such events of termination or cessation have occurred through June 30, 2007. The Company is not able to reasonably estimate the amount of any such liability and/or expense if such event were to occur, given the range of factors that could affect the ultimate determination of the liability including possible claims related to the validity of the arrangements or contract terms. Actual payments from an event could be in the range of zero to $30.0 million dollars. If the Company reacquires the territorial rights for an applicable sales territory and establishes a direct sales presence, future commissions otherwise payable to an Agent for existing customer maintenance contracts and other intangible assets may be assumed from the Agent. If any of the foregoing were to occur, the Company may be subject to litigation and liability such that its operating results, cash flows and financial condition could be materially and adversely affected.

(14) Retirement and Profit Sharing Plans

        The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the Internal Revenue Code, which would otherwise be payable to the participant for any plan year. The Company may make discretionary contributions to this plan, including making matching contributions

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Retirement and Profit Sharing Plans (Continued)

up to a maximum of 6% of an employee's pretax contribution. During the fiscal years ended June 30, 2005, 2006 and 2007, the Company made matching contributions of approximately $1.0 million, $0.8 million and $0.8 million, respectively. These contributions, which vested immediately, were expensed in each respective year.

(15) Joint Ventures and Other Investments

        In November 2000, the Company invested $0.6 million in a global chemical business-to-business e-commerce company supporting major chemical companies in Asia. This investment entitles the Company to a minority interest in this company and is accounted for using the cost method and, accordingly, is being valued at cost unless an other-than-temporary impairment in its value occurs. As of June 30, 2007, the Company has determined that an other than temporary impairment has not occurred. No impairments have been recognized through June 30, 2007. This investment is included in other assets in the accompanying consolidated balance sheet.

(16) Segment and Geographic Information

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

        The measurement of the controllable margin for the license operating segment was changed in 2007 to include a greater allocation of expenses from unallocated costs to controllable expenses for that operating segment. This change conformed to management's current approach of cost allocation for internal reporting purposes. All periods presented have been restated to conform to management's current measurement approach.

        The Company has three operating segments: license, consulting services and maintenance and training. The chief operating decision maker assesses financial performance and allocates resources based upon the three lines of business.

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

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company does not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Segment and Geographic Information (Continued)

        The following table presents a summary of operating segments (in thousands):

	License	Consulting Services	Maintenance and Training	Total
Year ended June 30, 2005—
Revenues from external customers	$128,809	$65,195	$75,124	$269,128
Controllable expenses	58,331	53,215	15,532	127,078

Controllable margin(1)	$70,478	$11,980	$59,592	$142,050

Year ended June 30, 2006—
Revenues from external customers	$153,730	$64,608	$76,078	$294,416
Controllable expenses	57,394	44,607	14,239	116,240

Controllable margin(1)	$96,336	$20,001	$61,839	$178,176

Year ended June 30, 2007—
Revenues from external customers	$199,761	$62,653	$78,615	$341,029
Controllable expenses	65,992	44,654	15,711	126,357

Controllable margin(1)	$133,769	$17,999	$62,904	$214,672

(1)
The Controllable margins reported reflect only the direct expenses of the operating segment and do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the segments.

Reconciliation to income (loss) before provision for taxes:

	Years Ended June 30
	2005	2006	2007
	(In thousands)
Total controllable margin for reportable segments	$142,050	$178,176	$214,672
Cost of license and amortization for technology related costs	(25,084)	(25,364)	(21,134)
Marketing	(25,650)	(14,219)	(14,806)
Research and development	(37,370)	(31,847)	(31,182)
General and administrative and overhead	(86,382)	(67,154)	(71,989)
Stock compensation and employee tax reimbursements	(1,686)	(10,498)	(9,293)
Corporate and executive bonuses	—	(5,967)	(5,899)
Restructuring charges and FTC legal costs	(24,960)	(3,993)	(4,634)
Gain (loss) on sales and disposals of assets	96	(300)	(332)
Foreign currency exchange loss	(3,427)	(2,874)	(734)
Interest and other income and expense	2,200	446	3,296

Income (loss) before (provision for) benefit from income taxes	$(60,213)	$16,406	$57,965

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Segment and Geographic Information (Continued)

Geographic Information:

        Revenues to external customers is attributed to individual countries based on the location the product or services are sold. Domestic and international sales as a percentage of total revenues are as follows:

	Years Ended June 30,
	2005	2006	2007
United States	39.7%	42.9%	47.2%
Europe	37.2	30.5	29.9
Japan	5.8	5.3	5.0
Other	17.3	21.3	17.9

	100.0%	100.0%	100.0%

        During the years ended June 30, 2005, 2006 and 2007 there were no customers that individually represented greater than 10% of the Company's total revenue.

        The Company has long-lived assets of approximately $15.4 million that are located domestically and $2.8 million that reside in other geographic locations as of June 30, 2007.

(17) Restatement of Consolidated Financial Statements

        Subsequent to the issuance of the Company's consolidated financial statements for the year ended June 30, 2006 (as previously restated), the Company identified errors related to the accounting for sales of customer installment and trade receivables to financial institutions or unconsolidated special purpose entities, which the Company refers to as "receivable sale facilities." The sales of receivables were designed to meet "true sale" criteria for legal and accounting purposes. The transferred receivables serve as collateral under the receivable sales facilities and limited recourse exists against the Company in the event that the underlying customer does not pay. These transactions historically had been accounted and reported as sales of assets for accounting purposes, rather than as secured borrowings. As further described below, however, the Company should not have derecognized the receivables and should have recorded the cash received from the transfer of such assets as a secured borrowing in the Company's consolidated balance sheet, as it effectively retained control of these assets for accounting purposes. As further discussed below, the Company also identified other errors related to revenue recognition, income tax accounting, and classification of preferred stock dividends and accretion.

        The Company effectively retained control for accounting purposes of the transferred assets as a result of engaging in new transactions with its customers to sell additional software and/or extend the terms of existing license arrangements, which were the basis for these installments receivable. The new transactions would sometimes consolidate the remaining balance of the outstanding receivables with additional amounts due under the new or extended software license arrangement. Some receivable sale facilities allowed for this consolidation, subject to a limit, which was exceeded. Other receivable sale facilities did not allow for this method of consolidation. Accordingly, the amount and/or method of consolidation of these receivables resulted in the lack of legal isolation of the assets from the Company, which is one of the requirements to achieve and maintain sale accounting treatment under SFAS No. 140. The Company believes that for accounting purposes, it retained control of the receivables transferred to the receivable sales facilities for each of the years in the three-year period ended

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Restatement of Consolidated Financial Statements (Continued)

June 30, 2007 and that none of the sales of receivables during this period qualified for sale accounting treatment under the provisions of SFAS No. 140. This accounting conclusion does not alter the arrangements with the Company's customers, and the Company does not believe that the accounting conclusion has changed its relationship with the financial institutions, including the limited recourse that such financial institutions have against the Company beyond the transferred receivables.

        The Company's previous accounting treatment was to inappropriately account for these transactions as sales of assets. Accordingly, under its previous accounting treatment, the Company immediately recognized any gains and losses upon the transfer of assets and then recorded a "retained interest in sold receivables" for its continuing interest, if any, which was initially recorded at the estimated fair value. The retained interest in sold receivables was subject to periodic accretion of this interest (recorded through interest income) through the term of the respective arrangement. No recognition of the transferred receivables or any debt obligation was recognized for these transactions.

        To correct these errors, the Company has recorded the transferred receivables, which are reported as "collateralized receivables" on the Company's consolidated balance sheet, and a secured debt obligation for the amount of cash received from the receivable sale facilities. There are no longer gains and losses recognized upon the transfer of these assets and any costs incurred have now been recorded as debt issuance costs. The Company now recognizes interest income from the retained installments receivable and interest expense on the secured borrowing. The previous accounting for the retained interest in the transferred installments receivables, including the accretion included in interest income, has been eliminated as the entire interest in the receivables has been included in the Company's consolidated balance sheet. Bad debt provisions related to the transferred receivables are now reflected in the Company's consolidated statements of operations. The Company has also recorded the currency exchange gains or losses on installments receivable that were previously not recorded. The funding received from the receivable sales facilities was previously recorded as cash flows from operations in the Company's consolidated statements of cash flows. The Company has corrected the presentation to include the proceeds from and repayments of the secured borrowings as components of cash flows from financing activities in the consolidated statements of cash flows. Repayments of secured borrowings and operating cash flows from collateralized receivables are recognized upon customer payment of amounts due.

        In addition, the Company identified other errors related to previously reported financial statements in the course of preparing the consolidated financial statements for the year ended June 30, 2007. These errors relate to the timing of revenue recognition, corrections to the Company's income tax accounting, classification of preferred stock dividends and accretion and other items. Errors in the timing of revenue recognition primarily relate to the inappropriate application of SOP No. 97-2 for certain arrangements that bundled software licenses with services. For these bundled arrangements, the Company determined that the service element could not be accounted for separately from the software licenses. The Company had deferred revenue recognition related to the license component until the services arrangements were complete, instead of recognizing revenue under the arrangements as services were performed. In other arrangements, the Company determined that service revenue was recognized prior to the delivery of the software license, and the Company did not have VSOE of fair value for the undelivered license or the price of the arrangement was not fixed and determinable. In addition, revenue was recognized in fiscal 2005 where collection was not probable as the customer did not have the ability to pay until the software was implemented for an end user or specified upgrades were provided. Further, a change in the terms of an agreement occurring in fiscal 2006 was not

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Restatement of Consolidated Financial Statements (Continued)

previously recorded and should have been reflected in fiscal 2006. The Company has corrected these errors and recognized revenue over the period the services were performed for these bundled arrangements or when the criteria for revenue recognition were met.

        The Company also identified errors in its historical income tax accounting for certain international tax obligations, primarily arising from errors in the application of the Company's transfer pricing policies for transactions among consolidated subsidiaries, failure to properly account for deemed dividends from the Company's consolidated subsidiaries as a result of the lack of settlement of intercompany transactions, errors in the accounting for revaluation of foreign denominated transactions, and other errors. The Company has corrected the calculation of its tax provisions for these obligations in the applicable year, including recognition of interest and penalties attributable to the adjusted tax provisions.

        In addition, in the calculation and disclosure of deferred tax balances, the majority of which are subject to a full valuation allowance, errors were identified for the book or tax accounting treatment for certain components of these balances and resulted in the incorrect disclosure of the Company's deferred taxes and the related offsetting valuation allowance within the income tax footnote. These disclosures, along with any changes in balances reflected, are being restated as of June 30, 2006 in the tax footnote. The primary components which are being restated are the federal and state loss carryforwards, foreign tax credits, and other errors in the calculation of deferred tax balances. In addition, the disclosure of the tax net operating loss should have excluded all excess tax benefits arising from the stock compensation deductions, which upon realization, would be reflected in additional paid-in capital. As a result, the disclosure of domestic tax loss carryforwards has been reduced by $32.4 million and foreign tax credit carryforwards have increased by $19.0 million as of June 30, 2006. Other net deferred tax balances were increased by a total of $12.9 million. As these deferred tax assets had and continue to have a full valuation allowance, corrections to the disclosure of the Company's deferred taxes and the related offsetting valuation allowance had an immaterial impact on the Company's consolidated balance sheets, statements of operations, and statements of cash flows.

        The Company also identified that dividends and accretion on outstanding preferred stock has not been properly classified within its stockholders' equity accounts. As the Company has been in an accumulated deficit position, the dividends and accretion on preferred stock should have been classified as a reduction in additional paid-in capital as opposed to increasing the accumulated deficit. As a result of this error, additional paid-in capital was overstated and accumulated deficit was overstated as of June 30 2004, 2005, and 2006 by $28.3 million, $42.8 million, and $58.1 million, respectively.

        In order to correct the errors described above, the Company has restated its consolidated balance sheet as of June 30, 2006 primarily to reflect (a) the recording of $211.3 million in collateralized receivables, (b) the related recording of $182.4 million in secured borrowings supported by this collateral, (c) the elimination of the $19.0 million in retained interest in sold receivables, (d) additional taxes payable of $15.1 million and other accrued liabilities of $2.3 million and (e) $58.1 million reclassification between additional paid-in capital and accumulated deficit. The Company has restated its consolidated statements of operations for the years ended June 30, 2005 and 2006 primarily to reflect (a) additional interest income related to the collateralized receivables of $12.8 million in the year ended June 30, 2005 and $14.9 million in the year ended June 30, 2006, (b) additional interest expense related to the secured borrowings of $12.6 million in the year ended June 30, 2005 and $18.5 million in the year ended June 30, 2006, (c) decreases in losses on sale and disposals of assets of

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Restatement of Consolidated Financial Statements (Continued)

$14.4 million in the year ended June 30, 2005 and $0.6 million in the year ended June 30, 2006 related to the elimination of losses previously recorded from the transfer of installment and accounts receivable accounted for as a sale, (d) additional provisions for bad debt associated with the collateralized receivables of $2.6 million in the year ended June 30, 2005 and $1.8 million in the year ended June 30, 2006, (e) a decrease in revenue related to certain arrangements that bundled software licenses with services of $0.1 million in the year ended June 30, 2005 and an increase of $1.7 million in the year ended June 30, 2006, (f) a decrease in revenue related to errors in the timing of revenue recognition of $0.8 million in the year ended June 30, 2005 and $0.4 million in the year ended June 30, 2006 and (g) additional provisions for income taxes of $6.8 million in the year ended June 30, 2005 and $3.2 million in the year ended June 30, 2006. The corresponding impact to the consolidated statements of cash flows have been reflected for the years ended June 30, 2005 and 2006.

  Effects of Restatements

        The effects of the restatement on income (loss) attributable to common shareholders for the years ended June 30, 2005 and 2006 and accumulated deficit as of July 1, 2004 are summarized as follows:

	Income (loss) attributable to common shareholders
	2005	2006
	(In thousands)
As previously reported	$(88,020)	$(2,560)
Errors related to the receivable financing transactions:
Interest income from collateralized receivables	12,768	14,944
Interest expense from secured borrowings	(12,602)	(18,547)
Loss on sales of assets	14,410	598
Bad debt provision on collateralized receivables	(2,556)	(1,779)
Currency exchange gains on collateralized receivables	172	486
Other errors:
Timing of revenue recognition	(866)	1,268
Provision for income taxes	(6,816)	(3,228)
Other	—	(100)

As restated	$(83,510)	$(8,918)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Restatement of Consolidated Financial Statements (Continued)

	Accumulated deficit	Additional Paid-in Capital
	July 1, 2004	July 1, 2004
	(In thousands)	(In thousands)
As previously reported	$(367,397)	$396,325
Errors related to the receivable financing transactions	(199)
Classification of preferred stock dividends and accretion	28,295	(28,295)
Other errors:
Timing of revenue recognition	(455)
Provision for income taxes	(4,630)

As restated	$(344,386)	$368,030

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Restatement of Consolidated Financial Statements (Continued)

Revenue and Expense Adjustments

        Set forth below are the adjustments to the Company's previously issued consolidated statements of operations for the years ended June 30, 2005 and 2006 (amounts in thousands).

	Year ended June 30, 2005
	As Previously Reported	Adjustments	As Restated
Revenues:
Software licenses	$129,621	$(812)	$128,809
Service and other	140,373	(54)	140,319

Total revenues	269,994	(866)	269,128
Cost of revenues:
Cost of software licenses	16,864	—	16,864
Cost of service and other	82,744	—	82,744
Amortization of technology related intangible assets	8,220	—	8,220

Total cost of revenues	107,828	—	107,828
Gross profit	162,166	(866)	161,300
Operating costs:
Selling and marketing	96,275	—	96,275
Research and development	47,276	—	47,276
General and administrative	49,315	2,556	51,871
Restructuring charges and FTC legal costs	24,960	—	24,960
Loss (gain) on sales and disposals of assets	14,314	(14,410)	(96)

Total operating costs	232,140	(11,854)	220,286
Income (loss) from operations	(69,974)	10,988	(58,986)
Interest income	6,204	12,768	18,972
Interest expense	(4,170)	(12,602)	(16,772)
Foreign currency exchange loss	(3,599)	172	(3,427)

Income (loss) before provision for income taxes	(71,539)	11,326	(60,213)
Provision for income taxes	(2,031)	(6,816)	(8,847)

Net income (loss)	(73,570)	4,510	(69,060)
Accretion of preferred stock discount and dividend	(14,450)	—	(14,450)

Income (loss) attributable to common shareholders	$(88,020)	$4,510	$(83,510)

Basic income (loss) per share attributable to common shareholders	$(2.08)	$0.11	$(1.97)

Diluted income (loss) per share attributable to common shareholders	$(2.08)	$0.11	$(1.97)

Basic weighted average shares outstanding	42,381	—	42,381

Diluted weighted average shares outstanding	42,381	—	42,381

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Restatement of Consolidated Financial Statements (Continued)

	Year ended June 30, 2006
	As Previously Reported	Adjustments	As Restated
Revenues:
Software licenses	$152,773	$957	$153,730
Service and other	140,375	311	140,686

Total revenues	293,148	1,268	294,416
Cost of revenues:
Cost of software licenses	16,805	—	16,805
Cost of service and other	72,690	—	72,690
Amortization of technology related intangible assets	8,559	—	8,559

Total cost of revenues	98,054	—	98,054
Gross profit	195,094	1,268	196,362
Operating costs:
Selling and marketing	84,505	—	84,505
Research and development	44,322	—	44,322
General and administrative	42,529	1,879	44,408
Restructuring charges and FTC legal costs	3,993	—	3,993
Loss (gain) on sales and disposals of assets	898	(598)	300

Total operating costs	176,247	1,281	177,528
Income (loss) from operations	18,847	(13)	18,834
Interest income	5,034	14,944	19,978
Interest expense	(985)	(18,547)	(19,532)
Foreign currency exchange loss	(3,360)	486	(2,874)

Income (loss) before provision for income taxes	19,536	(3,130)	16,406
Provision for income taxes	(6,713)	(3,228)	(9,941)

Net income (loss)	12,823	(6,358)	6,465
Accretion of preferred stock discount and dividend	(15,383)	—	(15,383)

Income (loss) attributable to common shareholders	$(2,560)	$(6,358)	$(8,918)

Basic income (loss) per share attributable to common shareholders	$(0.06)	$(0.14)	$(0.20)

Diluted income (loss) per share attributable to common shareholders	$(0.06)	$(0.14)	$(0.20)

Basic weighted average shares outstanding	44,627	—	44,627

Diluted weighted average shares outstanding	44,627	—	44,627

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Restatement of Consolidated Financial Statements (Continued)

Balance Sheet Adjustments

        The following is a summary of the impact of the financial statement adjustments on the Company's previously reported consolidated balance sheet as of June 30, 2006 (in thousands).

	June 30, 2006
	As Previously Reported	Adjustments	As Restated
Assets:
Accounts receivable, net	$49,163	$(831)	$48,332
Unbilled services	8,518	196	8,714
Current portion of installments receivable, net	12,123	2,393	14,516
Current portion of collateralized receivables, net	—	92,893	92,893
Prepaid expenses and other current assets	9,179	(350)	8,829

Total current assets	165,255	94,301	259,556
Long-term installments receivable, net	35,681	(2,787)	32,894
Long-term collateralized receivables, net	—	118,369	118,369
Retained interest in sold receivables	19,010	(19,010)	—
Deferred tax assets	3,097	(508)	2,589
Other assets	2,552	950	3,502
Total assets	$274,636	$191,315	$465,951

Liabilities:
Current portion of secured borrowing	$—	$91,646	$91,646
Accrued expenses	77,716	17,362	95,078
Deferred revenue	57,936	(404)	57,532
Total current liabilities	140,512	108,604	249,116
Long-term secured borrowing	—	90,758	90,758
Stockholders' equity (deficit):
Additional paid-in capital	430,811	(58,128)	372,683
Accumulated deficit	(457,977)	50,996	(406,981)
Accumulated other comprehensive income	8,215	(915)	7,300
Total stockholders' deficit	(14,555)	(8,047)	(22,602)

Total liabilities and stockholders' equity (deficit)	$274,636	$191,315	$465,951

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Restatement of Consolidated Financial Statements (Continued)

Cash Flow Adjustments

        Set forth below are the adjustments to the Company's previously issued consolidated statements of cash flows for the fiscal years ended June 30, 2005 and 2006 (amounts in thousands).

	Year Ended June 30, 2005
	As Previously Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income (loss) income	$(73,570)	$4,510	$(69,060))
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,999	—	25,999
Transaction loss (gain) on intercompany accounts	3,118	—	3,118
Loss on securitization of installments receivable	14,585	(14,585)	—
Stock-based compensation	1,524	—	1,524
Accretion of discount on retained interest in sold receivables	(40)	40	—
Non-cash interest expense from amortization of debt costs	—	467	467
Asset impairment charges and write-offs under restructuring charges	1,190	—	1,190
(Gain) loss on the disposal of property	(271)	175	(96)
Deferred income taxes	(2,744)	331	(2,413)
Provision for doubtful accounts	—	5,096	5,096
Changes in assets and liabilities:
Accounts receivable	(1,230)	(1,980)	(3,210)
Unbilled services	5,704	53	5,757
Prepaid expenses and other current assets	(1,374)	(788)	(2,162)
Installments and collateralized receivables	39,735	(31,111)	8,624
Accounts payable and accrued expenses	(2,042)	7,772	5,730
Deferred revenue	3,697	318	4,015
Other liabilities	11,651	—	11,651

Net cash provided by (used in) operating activities	25,932	(29,702)	(3,770)
Cash flows from investing activities:
Purchase of property and leasehold improvements	(5,160)	—	(5,160)
Proceeds from sale of property	1,954	—	1,954
Capitalized computer software development costs	(8,545)	—	(8,545)
(Increase) decrease in other assets	(59)	—	(59)

Net cash used in investing activities	(11,810)	—	(11,810)
Cash flows from financing activities:
Issuance of common stock under employee stock purchase plans	1,853	—	1,853
Exercise of stock options and warrants	3,607	—	3,607
Payments of long-term debt and capital lease obligations	(2,436)	—	(2,436)
Debt issuance costs	—	(2,135)	(2,135)
Proceeds from secured borrowings	—	159,490	159,490
Repayment of secured borrowings	—	(127,653)	(127,653)
Repayment of convertible debt	(56,745)	—	(56,745)

Net cash provided by (used in) financing activities	(53,721)	29,702	(24,019)
Effect of exchange rate changes on cash and cash equivalents	115	—	115

Increase (decrease) in cash and cash equivalents	(39,484)	—	(39,484)
Cash and cash equivalents, beginning of year	107,633	—	107,633

Cash and cash equivalents, end of year	$68,149	$—	$68,149

Supplemental disclosure of cash flow information:
Income taxes paid	$2,700	$—	$2,700
Interest paid	$4,116	$12,502	$16,618
Supplemental disclosure of non-cash activities:
Non-cash purchases of property	$72	$—	$72

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Restatement of Consolidated Financial Statements (Continued)

	Year Ended June 30, 2006
	As Previously Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income (loss) income	$12,823	$(6,358)	$6,465
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,870	—	23,870
Transaction loss (gain) on intercompany accounts	4,436	—	4,436
Stock-based compensation	8,230	—	8,230
Accretion of discount on retained interest in sold receivables	(2,343)	2,343	—
Non-cash interest expense from amortization of debt costs	—	1,086	1,086
Asset impairment charges and write-offs under restructuring charges	—	—	—
(Gain) loss on the disposal of property	898	(598)	300
Deferred income taxes	(2,992)	(155)	(3,147)
Provision for doubtful accounts	—	4,695	4,695
Changes in assets and liabilities:
Accounts receivable	(4,540)	(2,645)	(7,185)
Unbilled services	1,168	(337)	831
Prepaid expenses and other current assets	1,649	809	2,458
Installments and collateralized receivables	(23,729)	32,311	8,582
Accounts payable and accrued expenses	(3,903)	606	(3,297)
Deferred revenue	7,047	(1,124)	5,923
Other liabilities	(2,697)	—	(2,697)

Net cash provided by operating activities	19,917	30,633	50,550
Cash flows from investing activities:
Purchase of property and leasehold improvements	(3,457)	—	(3,457)
Capitalized computer software development costs	(7,111)	—	(7,111)
(Increase) decrease in other assets	104	—	104

Net cash (used in) investing activities	(10,464)	—	(10,464)
Cash flows from financing activities:
Payment of convertible preferred stock dividends	(2,439)	—	(2,439)
Issuance of common stock under employee stock purchase plans	839	—	839
Exercise of stock options and warrants	10,989	—	10,989
Tax benefit from stock options	119	—	119
Payments of long-term debt and capital lease obligations	(984)	—	(984)
Proceeds from secured borrowings	—	110,528	110,528
Repayment of secured Borrowings	—	(141,161)	(141,161)
Repayment of convertible debt	—	—	—

Net cash provided by (used in) financing activities	8,524	(30,633)	(22,109)
Effect of exchange rate changes on cash and cash equivalents	146	—	146

Increase (decrease) in cash and cash equivalents	18,123	—	18,123
Cash and cash equivalents, beginning of year	68,149	—	68,149

Cash and cash equivalents, end of year	$86,272	$—	$86,272

Supplemental disclosure of cash flow information:
Income taxes paid	$7,821	$—	$7,821
Interest paid	$1,240	$17,952	$19,192
Supplemental disclosure of non-cash activities:
Non-cash purchases of property	$107	$—	$107

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
3.1	Certificate of Incorporation of Aspen Technology, Inc., as amended		8-K	August 22, 2003	4
3.2	By-laws of Aspen Technology, Inc.		8-K	March 27, 1998	3.2
4.1	Specimen certificate for common stock, $.10 par value, of Aspen Technology, Inc.		8-A/A	June 12, 1998	4
4.2	Rights Agreement dated March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent, including form of Certificate of Designation of Series A Participating Cumulative Preferred Stock and form of Right Certificate		8-K	March 27, 1998	4.1
4.2a	Amendment No. 1 dated October 26, 2001 to Rights Agreement dated March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A/A	November 8, 2001	4.4
4.2b	Amendment No. 2 dated February 6, 2002 to Rights Agreement dated March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A/A	February 12, 2002	4.5
4.2c	Amendment No. 3 dated March 19, 2002 to Rights Agreement dated March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A/A	March 20, 2002	4.6
4.2d	Amendment No. 4 dated May 9, 2002 to Rights Agreement dated March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A/A	March 31, 2002	4.7
4.2e	Amendment No. 5 dated June 1, 2003 to Rights Agreement dated March 17, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A/A	June 2, 2003	4.8

i

4.3	Form of WD Common Stock Purchase Warrants of Aspen Technology, Inc. dated August 14, 2003		8-K	August 22, 2003	99.3
10.1	Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding 10 Canal Park, Cambridge, Massachusetts	X
10.1a	First Amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in-interest to Teachers Insurance and Annuity Association of America		10-K	September 28, 2000	10.2
10.1b	Second Amendment to Lease Agreement dated August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P.		10-K	September 28, 2000	10.3
10.1c	Amendment dated September 5, 2007 to Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and MA-Ten Canal Park, L.L.C.	X
10.2	Sublease dated September 5, 2007 between Aspen Technology, Inc. and MA-Ten Canal Park L.L.C. regarding 10 Canal Park, Cambridge, Massachusetts	X
10.3	Lease dated May 7, 2007 between Aspen Technology, Inc. and One Wheeler Road Associates regarding 200 Wheeler Road, Burlington Massachusetts	X
10.4	System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology	X

10.5	Amendment dated March 30, 1982 to System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology	X
10.6†	Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd. and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee		10-Q	March 15, 2005	10.1
10.6a†	Amendment No. 1 dated December 23, 2004 to Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd., and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee		10-Q	March 15, 2005	10.2
10.7†	Hyprotech License Agreement dated December 23, 2004 between Aspen Technology, Inc. and Honeywell International, Inc.		10-Q	March 15, 2005	10.3
10.8†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Canada Ltd. and Honeywell Limited-Honeywell Limitee		10-Q	March 15, 2005	10.4
10.9†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech Company and Honeywell Limited-Honeywell Limitee		10-Q	March 15, 2005	10.5
10.10†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Ltd. and Honeywell Control Systems Limited		10-Q	March 15, 2005	10.6
10.11†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech UK Ltd. and Honeywell Control Systems Limited		10-Q	March 15, 2005	10.7

10.12	Amended and Restated Direct Finance and Services Addendum to Letter Agreement, effective December 30, 2004 among Aspen Technology, Inc. Fleet Business Credit LLC, Fleet Business Credit (UK) Limited, and Fleet Business Credit (Deutschland) GmbH		10-K	September 13, 2005	10.9
10.13	Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation	X
10.13a	Rider No. 1 dated December 14, 1994, to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation	X
10.13b	Rider No. 2 dated September 4, 2001 to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation	X
10.14	Letter Agreement dated March 25, 1992 between Aspen Technology, Inc. and Sanwa Business Credit Corporation	X
10.14a	First Amendment dated March 3, 1994 to Letter Agreement dated March 25, 1992 between Aspen Technology, Inc. and Sanwa Business Credit Corporation	X
10.14b	Second Amendment dated January 1, 1997 to Letter Agreement dated March 25, 1992 between Aspen Technology, Inc. and Sanwa Business Credit Corporation	X
10.14c	Third Amendment dated March 28, 2003 to Letter Agreement dated March 25, 1992 between Aspen Technology, Inc. and Fleet Business Credit, LLC (formerly Sanwa Business Credit Corporation)		10-Q	May 15, 2003	10.9

10.15	Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 17, 2004	10.1
10.15a	First Amendment dated June 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.15b	Second Amendment dated September 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.1
10.15c	Third Amendment dated December 31, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.8
10.15d	Fourth Amendment dated March 8, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.15e	Fifth Amendment dated March 31, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 10, 2005	10.1
10.15f	Sixth Amendment dated December 29, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X

v

10.15g	Seventh Amendment dated July 17, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.15h	Eighth Amendment dated September 15, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.15i	Ninth Amendment dated January 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	May 10, 2007	10.3
10.15j	Tenth Amendment dated April 13, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.15k	Eleventh Amendment dated June 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.151	Twelfth Amendment dated October 16, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.15m	Thirteenth Amendment dated December 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X

10.15n	Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	8-K	January 7, 2008	10.2
10.16	Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the lenders named therein.	8-K	June 20, 2005	10.1
10.17	Security Agreement dated June 15, 2005 between Aspen Technology Receivables II LLC and Guggenheim Corporate Funding, LLC	8-K	June 20, 2005	10.2
10.18	Release Letter dated December 28, 2007 relating to Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the Lenders named therein	8-K	January 7, 2008	10.1
10.19	Purchase and Sale Agreement dated June 15, 2005 between Aspen Technology, Inc. and Aspen Technology Receivables I LLC	8-K	June 20, 2005	10.3
10.20	Purchase and Resale Agreement dated June 15, 2005 between Aspen Technology Receivables I LLC and Aspen Technology Receivables II LLC	8-K	June 20, 2005	10.4
10.21	Loan Agreement dated September 27, 2006 among Aspen Technology Funding 2006-II LLC, Aspen Technology, Inc., Portfolio Financial Servicing Company, Inc., Key Equipment Finance Inc., Keybank National Association, and Relationship Funding Company, LLC	10-Q	November 14, 2006	10.1
10.22	Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	10-Q	February 14, 2003	10.1

10.22a	Letter Agreement dated February 14, 2003 amending Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X
10.22b	First Loan Modification Agreement dated June 27, 2003 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 29, 2003	10.22
10.22c	Second Loan Modification Agreement dated September 10, 2004 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 13, 2004	10.70
10.22d
	Third Loan Modification Agreement dated January 28, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X
10.22e	Fourth Loan Modification Agreement dated April 1, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	May 10, 2005	10.2
10.22f	Fifth Loan Modification Agreement dated May 6, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X

10.22g	Sixth Loan Modification Agreement dated June 15, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	June 20, 2005	10.5
10.22h	Seventh Loan Modification Agreement dated September 13, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 13, 2005	10.79
10.22i
	Eighth Amendment to Loan and Security Agreement dated December 30, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X
10.22j	Ninth Loan Modification Agreement dated July 17, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech	X
10.22k	Tenth Loan Modification Agreement dated September 15, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 28, 2006	10.84
10.221	Eleventh Loan Modification Agreement dated September 27, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	November 14, 2006	10.3

10.22m	Twelfth Loan Modification Agreement dated January 12, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	May 10, 2007	10.1
10.22n
	Thirteenth Loan Modification Agreement dated April 13, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X
10.22o
	Fourteenth Loan Modification Agreement dated June 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X
10.22p
	Fifteenth Loan Modification Agreement dated August 30, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X
10.22q
	Sixteenth Loan Modification Agreement dated October 16, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X
10.22r	Seventeenth Loan Modification Agreement dated December 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	January 7, 2008	10.3

x

10.23	Form of Negative Pledge Agreement dated January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 14, 2003	10.5
10.24	Security Agreement dated January 30, 2003 between Silicon Valley Bank and AspenTech Securities Corporation		10-Q	February 14, 2003	10.6
10.25	Unconditional Guaranty dated January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank		10-Q	February 14, 2003	10.7
10.26	Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank		10-K	September 29, 2003	10.23
10.27	Partial Release and Acknowledgement Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank		8-K	June 20, 2005	10.7
10.28	Partial Release and Acknowledgement Agreement dated September 27, 2006 among Silicon Valley Bank and Aspen Technology, Inc.		10-Q	November 14, 2006	10.6
10.29	Export-Import Bank Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.		10-Q	February 14, 2003	10.2
10.29a	First Loan Modification Agreement (Export-Import) dated September 10, 2004 among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank		10-K	September 13, 2004	10.71
10.29b	Second Loan Modification Agreement (Export-Import) dated January 28, 2005 among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank	X

10.29c	Third Loan Modification Agreement (Export-Import) dated April 1, 2005 among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.		10-Q	May 10, 2005	10.3
10.29d	Fourth Loan Modification Agreement (Export-Import) dated June 15, 2005 among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank		8-K	June 20, 2005	10.6
10.29e	Fifth Loan Modification Agreement (Export-Import) dated July 17, 2006 among Aspen Technology, Inc., AspenTech, Inc. and Silicon Valley Bank	X
10.29f	Sixth Loan Modification Agreement (Export-Import) dated September 14, 2006 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	September 28, 2006	10.85
10.29g	Seventh Loan Modification Agreement (Export-Import) dated September 27, 2006 among Silicon Valley Bank and Aspen Technology, Inc.		10-Q	November 14, 2006	10.5
10.29h	Eighth Loan Modification Agreement (Export-Import) dated January 12, 2007 among Silicon Valley Bank, Aspen Technology, Inc. and AspenTech, Inc.		10-Q	May 10, 2007	10.2
10.30	Export-Import Bank Borrower Agreement dated April 1, 2005 between Aspen Technology, Inc. and AspenTech Inc. in favor of the Export-Import Bank of the United States and Silicon Valley Bank		10-Q	May 10, 2005	10.4
10.31	Promissory Note (Export-Import) dated April 1, 2005 between Aspen Technology, Inc. and AspenTech, Inc. in favor of Silicon Valley Bank		10-Q	May 10, 2005	10.5
10.32	Investor Rights Agreement dated August 14, 2003 among Aspen Technology, Inc. and the Stockholders named therein		8-K	August 22, 2003	99.1

10.33	Management Rights Letter dated August 14, 2003 among Aspen Technology, Inc. and the entities named therein.		8-K	August 22, 2003	99.2
10.34	Amended and Restated Registration Rights Agreement dated March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.		8-K	March 20, 2002	99.2
10.35^	Aspen Technology, Inc. 1998 Employees' Stock Purchase Plan		S-8	January 20, 1998	10.1
10.35a^	Amendment No. 1 to 1998 Employees' Stock Purchase Plan		Def 14A	November 13, 2000	C
10.36^	Aspen Technology, Inc. 1995 Stock Option Plan		S-8	September 9, 1996	4.5
10.37^	Aspen Technology, Inc. Amended and Restated 1995 Directors Stock Option Plan	X
10.38^	Aspen Technology, Inc. 1996 Special Stock Option Plan		10-K	September 29, 1997	10.23
10.39^	Aspen Technology, Inc. Restated 2001 Stock Option Plan		10-K	September 28, 2006	10.54
10.40^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2001 Restated Stock Option Plan		10-Q	November 14, 2006	10.7
10.41^	Aspen Technology, Inc. 2005 Stock Incentive Plan		8-K	June 2, 2005	99.1
10.42^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.8
10.43^	Form of Restricted Stock Unit Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.9
10.44^	Form of Restricted Stock Unit Agreement-G Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.10
10.45	Non-Competition Agreement of Aspen Technology, Inc.	X

10.46^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for the fiscal year ending June 30, 2007		8-K	July 6, 2006	99.1
10.47^	Aspen Technology, Inc. Operations Executives Plan for the fiscal year ending June 30, 2007		8-K	July 6, 2006	99.2
10.48^	Form of Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for the fiscal year ending June 30, 2008		8-K	June 20, 2007	99.1
10.49^	Form of Aspen Technology, Inc. Operations Executives Plan for the fiscal year ending June 30, 2008		8-K	June 20, 2007	99.2
10.50^	Amended and Restated Employment Agreement effective October 3, 2007 between Aspen Technology, Inc. and Mark E. Fusco	X
10.51^	Form of Executive Retention Agreement entered into by Aspen Technology, Inc. and each executive officer of Aspen Technology, Inc. (other than Mark E. Fusco)		10-Q	November 14, 2006	10.11
10.52^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 1995 Stock Option Plan, as amended (Award Identification No. P040380)		8-K	January 5, 2007	10.1
10.53^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P040002)		8-K	January 5, 2007	10.2
10.54^	Amendment Number 1 dated December 29, 2006 to the Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P0405621)		8-K	January 5, 2007	10.3

10.55^	Employment Agreement dated April 1, 2002 between Aspen Technology, Inc. and C. Steven Pringle.		8-K	July 11, 2003	10.1
10.56^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to C. Steven Pringle on or about August 18, 2003 under Aspen Technology, Inc. 1995 Stock Option Plan, as amended (Award Identification No. P040381)		8-K	January 5, 2007	10.4
10.57^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement with C. Steven Pringle granted on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P040003)		8-K	January 5, 2007	10.5
10.58^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to C. Steven Pringle on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P0405622)		8-K	January 5, 2007	10.6
14.1	Aspen Technology, Inc. Code of Conduct and Business Ethics		10-K	September 13, 2005	14.1
21.1	Subsidiaries of Aspen Technology, Inc.	X

23.1	Consent of Deloitte & Touche LLP	X
24.1	Power of Attorney (included in signature page to Form 10-K)	X
31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†
Confidential treatment requested as to certain portions

^
Management contract or compensatory plan

QuickLinks

TABLE OF CONTENTS
EXPLANATORY NOTE
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Equity Compensation Plan Information
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Aspen Technology, Inc., The NASDAQ Composite Index And The NASDAQ Computer & Data Processing Index
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE
SUMMARY COMPENSATION TABLE
GRANTS OF PLAN-BASED AWARDS TABLE
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
EXHIBIT INDEX