Form 10-Q
period 2007-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2008-04-11
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-24786

Aspen Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2739697
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 Wheeler Road
Burlington, Massachusetts	01803
(Address of Principal Executive Offices)	(Zip Code)

(781) 221-6400

(Registrant’s telephone number, including area code)

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                                               Yes  ☐    No ☒

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐    No  ☒

                As of April 9, 2008, there were 89,991,155 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	September 30, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$129,468	$132,267
Accounts receivable, net	46,093	47,200
Unbilled services	7,617	10,641
Current portion of installments receivable, net	13,326	14,214
Current portion of collateralized receivables, net	86,422	104,473
Prepaid expenses and other current assets	8,944	10,163
Total current assets	291,870	318,958
Non-current installments receivable, net	37,476	28,613
Non-current collateralized receivables, net	136,711	140,603
Property and leasehold improvements, at cost	40,905	38,393
Accumulated depreciation and amortization	(32,046)	(31,858)
	8,859	6,535
Computer software development costs	9,192	11,104
Other intangible assets, net	577	585
Goodwill	20,134	19,112
Other assets	3,124	3,387
	$507,943	$528,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of term debt	$133	$193
Current portion of secured borrowing	78,413	101,826
Accounts payable	5,285	5,833
Accrued expenses	90,237	95,742
Deferred revenue	63,478	62,345
Total current liabilities	237,546	265,939
Long-term secured borrowing	105,018	104,324
Deferred revenue	4,396	4,761
Deferred tax liability	567	625
Other liabilities	30,530	16,042
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.10 par value—Authorized—3,636 shares as of September 30, 2007 and June 30, 2007	—	—
Stockholders’ equity:
Common stock:
Authorized—120,000,000 shares
Issued— 89,402,784 as of September 30, 2007 and 89,133,494 shares as of June 30, 2007
Outstanding— 89,169,320 as of September 30, 2007 and 88,900,030 as of June 30, 2007	8,940	8,913
Additional paid-in capital	483,718	480,671
Accumulated deficit	(373,459)	(361,463)
Accumulated other comprehensive income	11,200	9,598
Treasury stock, at cost	(513)	(513)
Total stockholders’ equity	129,886	137,206
	$507,943	$528,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended
	September 30,
	2007	2006
		(As restated, See Note 15)
Revenues:
Software licenses	$31,119	$28,118
Service and other	33,719	36,047
Total revenues	64,838	64,165
Cost of revenues:
Cost of software licenses	3,376	3,149
Cost of service and other	16,339	17,481
Amortization of technology related intangible assets	—	1,902
Total cost of revenues	19,715	22,532
Gross profit	45,123	41,633
Operating costs:
Selling and marketing	22,291	21,210
Research and development	11,677	8,490
General and administrative	12,288	10,519
Restructuring charges	7,226	1,446
Loss (gain) on sales and disposals of assets	20	(15)
Total operating costs	53,502	41,650
Loss from operations	(8,379)	(17)
Interest income	6,198	5,120
Interest expense	(4,394)	(4,588)
Foreign currency exchange gain (loss)	163	(67)
(Loss) income before provision for income taxes	(6,412)	448
Provision for income taxes	(2,591)	(2,046)
Net loss	(9,003)	(1,598)
Accretion of preferred stock discount and dividends	—	(3,736)
Loss attributable to common shareholders	$(9,003)	$(5,334)
Basic and diluted loss per share attributable to common shareholders	$(0.10)	$(0.10)
Basic and diluted weighted average shares outstanding	88,995	52,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended
	September 30,
	2007	2006
		(As restated, See Note 15)
Cash flows from operating activities:
Net loss	$(9,003)	$(1,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,825	5,271
Foreign currency loss (gain) on intercompany accounts	447	(321)
Stock-based compensation	2,502	1,741
Non-cash interest expense from amortization of debt costs	231	205
Loss on disposal of property	20	—
Deferred income taxes	(58)	—
Provision for doubtful accounts	565	330
Changes in assets and liabilities:
Accounts receivable	1,402	(1,454)
Unbilled services	3,010	112
Prepaid expenses and other current assets	1,227	695
Installments and collateralized receivables	13,068	14,747
Accounts payable and accrued expenses	4,802	(11,760)
Deferred revenue	715	(4,862)
Other liabilities	589	(1,366)
Net cash provided by operating activities	22,342	1,740
Cash flows from investing activities:
Purchase of property and leasehold improvements	(3,129)	(957)
Capitalized computer software development costs	—	(2,744)
Decrease (increase) in other long-term assets	26	(232)
Net cash used in investing activities	(3,103)	(3,933)
Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	467	423
Exercise of stock options and warrants	697	551
Payments of long-term debt and capital lease obligations	(60)	(50)
Debt issuance costs	—	(1,124)
Proceeds from secured borrowing	20,680	31,510
Repayments of secured borrowing	(43,399)	(26,483)
Payment of tax withholding obligations related to restricted stock	(592)	—
Net cash (used in) provided by financing activities	(22,207)	4,827
Effects of exchange rate changes on cash and cash equivalents	169	(40)
(Decrease) increase in cash and cash equivalents	(2,799)	2,594
Cash and cash equivalents, beginning of period	132,267	86,272
Cash and cash equivalents, end of period	$129,468	$88,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Interim Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2007, which are contained in the Annual Report on Form 10-K of Aspen Technology, Inc. and subsidiaries (the Company), as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three-month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  Significant Accounting Policies

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

Revenue under license arrangements, which may include several different software products and services sold together, are allocated to the delivered elements based on the residual method. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned and the residual amount for the delivered elements is recognized in revenue when all other revenue recognition criteria are met. The Company has established VSOE for consulting services, training and maintenance and support services. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is bundled with consulting services, training and maintenance and support services. Consulting services do not generally involve customizing or modifying the licensed software, but rather involve helping customers deploy the software to their specific business processes. The Company generally accounts for the services element of the arrangement separately. Occasionally, the Company provides consulting services considered essential to the functionality of the software or provides services for the significant production, modification or customization of the licensed software and recognizes revenue for such services and any related software licenses in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts” using the percentage-of-completion method.

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

Accounting for Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.  Prior to fiscal 2006, the Company used the intrinsic value method.  Under the intrinsic value method, stock-based compensation is recognized when the award is less than the fair value on the measurement date. See Note 7, “Stock-Based Compensation,” in the notes to the unaudited condensed consolidated financial statements for more discussion.

Accounting for Transfers of Financial Assets

The Company derecognizes financial assets when control has been surrendered in compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Transfers of assets that meet the requirements of SFAS No. 140 for sale accounting treatment are removed from the balance sheet and gains or losses on the sale are recognized.  If the conditions for sale accounting treatment are not met, or are no longer met, assets transferred are classified as collateralized receivables in the consolidated balance sheet and cash received from these transactions is classified as secured borrowings.  All transfers of have been accounted for as secured borrowings.  Transaction costs associated with secured borrowings, if any, are treated as borrowing costs and recognized in interest expense.  As customer payments are made on the collateralized receivables, the collateralized receivable and debt obligation are reduced.

Income Taxes

The Company calculates the provision for income taxes during quarterly periods utilizing the expected effective tax rate for the year.  The Company’s tax provisions primarily related to income taxes attributable to its operating results in foreign jurisdictions, foreign withholding taxes, and interest associated with uncertain tax positions. The Company’s accounting policy with respect to uncertain tax positions is described in Note 3.

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

Derivatives

The Company records all derivatives, which consist of foreign currency exchange contracts, on the balance sheet at fair value. Derivatives that are not accounting hedges must be adjusted to fair value through earnings. If a derivative is a hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or included in accumulated other comprehensive income depending on the nature of the hedge. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.  The Company does not account for any derivatives using hedge accounting treatment during the periods presented and therefore the changes in fair value of derivatives is recognized in earnings.

3.  Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not,” based on the technical merits, that the position would be sustained upon examination by a taxing authority.  The amount to be recognized, if the “more-likely-than-not” threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the period in which the change occurs.

The Company adopted FIN 48 as of July 1, 2007, and the change in net assets as a result of applying FIN 48 is recognized as an adjustment to accumulated deficit on that date. As a result of the implementation of FIN 48 on July 1, 2007, the Company recognized an increase of approximately $3.0 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the accumulated deficit.  In addition, as of July 1, 2007, the Company had $7.4 million of deferred tax assets previously subject to a full valuation allowance which have been de-recognized upon adoption of FIN 48. These amounts did not result in an adjustment to the accumulated deficit at July 1, 2007 as a result of the full valuation allowance recorded against these deferred tax assets.  To the extent these previously unrecognized tax benefits are ultimately recognized, they will affect the effective tax rate in a future period. The total amount of unrecognized tax benefits upon adoption was $25.5 million.

The Company has historically accounted for interest and penalties related to uncertain tax positions as part of its provision for income taxes.  Following adoption of FIN 48, the Company will continue this classification.  As of July 1, 2007, the Company has accrued $6.2 million of interest and $0.7 million of penalties related to uncertain tax positions. Prior to July 1, 2007, the Company classified all income taxes payable as a current liability. Under FIN 48, the Company is required to classify those obligations that are expected to be paid within the next twelve months as a current obligation and the remainder as a non-current obligation. As of July 1, 2007, the Company classified $10.6 million as non-current obligations within other liabilities.

The Company’s U.S. and foreign tax returns are subject to periodic compliance examinations by various local and national tax authorities through periods defined by tax codes in the applicable jurisdiction. The years prior to 2004 are closed in the U.S., although the utilization of net operating loss carry forwards generated in earlier periods will keep these periods open for examination. The Company’s operating entities in Canada are subject to audit from year 2000 forward, in the UK  from 2006 forward, and other international subsidiaries from 2002 forward.  In connection with examinations of tax filings, uncertain tax positions can arise from differing interpretations of applicable tax laws and regulations relative to the amount, timing or proper inclusion or exclusion of revenues and expenses in taxable income or loss.  For periods that remain subject to audit, the Company has asserted and unasserted potential assessments that are subject to final tax settlements.

4.  Secured Borrowings and Collateralized Receivables

The Company has transferred customer installment and trade receivables to financial institutions or unconsolidated special purpose entities (referred to herein as “receivable sale facilities”) that have been accounted for as secured borrowings.  The transferred receivables serve as collateral under the receivable sales facilities.

At September 30, 2007 and June 30, 2007, receivables totaling $223.1 million and $245.1 million, respectively, were pledged as collateral for the secured borrowings.  The secured borrowings totaled $183.4 million and $206.2 million as of September 30, 2007 and June 30, 2007, respectively.  The collateralized installment receivables are presented net of applicable discounts for interest established for the individual receivable.  The interest rates implicit in the installment receivables for the three months ended September 30, 2007 ranged from 5.0% to 9.0%.  The Company recorded $4.2 million and $3.9 million of interest income associated with the collateralized receivables for the three months ended September 30, 2007 and 2006, respectively, and recognized $4.1 million of interest expense associated with the secured borrowings each year.  Proceeds from and payments on the secured borrowings are presented as components of cash flows from financing activities in the consolidated statements of cash flows.  Payments on secured borrowings and operating cash flows from collateralized receivables are recognized upon customer payment of amounts due.

Traditional Programs

The Company has arrangements to transfer certain of its receivables to three financial institutions at the mutual agreement of the Company and the financial institution for each such customer receivable.  The transfer of customer receivables under these programs has been accounted for as secured borrowings.  The Company received cash proceeds of $20.7 million and $11.5 million for the three months ended September 30, 2007 and 2006 related to these programs.

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

Under the terms of the Traditional Programs the Company has transferred the receivables to the financial institutions with limited financial recourse.  Potential recourse obligations are primarily related to one program that requires the

Company to pay interest to the financial institution when the underlying customer has not paid by the installment due date.  This recourse is limited to a maximum period of 90 days after the due date.  The amount of installment receivables that has this potential recourse obligation is $45.2 million at September 30, 2007.  In addition, the Company has recourse obligations totaling $1.6 million at September 30, 2007 if the underlying installment receivable is not paid by the customer.  This recourse obligation is in the form of a deferred payment by the financial institution that is withheld until customer payments are received.

Securitization of Accounts Receivable

The Fiscal 2005 and Fiscal 2007 securitization transactions include collateralized receivables whose value exceeds the related borrowings from the financial institutions.  The Company receives and retains the right to collections on these securitized receivables after all borrowing and related costs are paid to the financial institution.  The financial institutions’ rights to repayment are limited to the payments received from the collateralized receivables.  The carrying value of the collateralized receivables at September 30, 2007 under these arrangements was $55.8 million and the secured borrowings totaled $18.8 million.  The collateralized receivables earn interest income and the secured borrowings result in interest expense.  The secured borrowings incur a higher interest rate than the implicit rates in the receivables.  The Company acts as the servicer under both of these arrangements and the customer collections are used to repay the secured borrowings, interest and related costs.

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

Secured Borrowing Balances

The secured borrowings consist of the following at September 30, 2007 and June 30, 2006 (in thousands):

	September 30,	June 30,
	2007	2007
Traditional Programs — weighted average interest rate of 7.7%	$164,623	$180,314
Fiscal 2005 Securitization — interest rate of 13%	5,484	9,072
Fiscal 2007 Securitization — interest rate of 9.9%	13,324	16,764
Total secured borrowings	183,431	206,150
Less current portion	(78,413)	(101,826)
	$105,018	$104,324

The cash payments on the collateralized receivables fund the secured borrowing payments, and the Company retains payments received on collateralized receivables which are in excess of the secured borrowings.  The Company has no future cash obligations other than the limited recourse obligations noted above.

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

5.  Derivative Instruments and Hedging

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

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are recognized in earnings. During the three months ended September 30, 2007 the net loss recognized in the consolidated statements of operations was $1.7 million. During the three months ended September 30, 2006, the net loss recognized in the consolidated statements of operations was $0.1 million.

The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of September 30, 2007. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	Notional Contract Amount	Fair Value Loss
	(In thousands)
Euro	$26,306	$(1,331)
British Pound Sterling	4,077	(72)
Japanese Yen	2,819	(117)
Canadian Dollar	1,465	(131)
Swiss Franc	278	(34)
	$34,945	$(1,685)

6.  Other Liabilities

Other liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	September 30, 2007	June 30, 2007
Tax liabilities	$10,924	$—
Restructuring accruals	14,235	10,255
Other	5,371	5,787
Total	$30,530	$16,042

7.  Stock-Based Compensation Plans

General Award Terms

The Company issues stock options to its employees and outside directors, and restricted stock units to its employees and provides employees the right to purchase stock pursuant to a stockholder approved stock option and employee stock purchase plan. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant: those options generally vest over four years and have 7 or 10 year contractual terms. Restricted stock units generally vest over four years (if performance conditions are met). The Company discontinued its employee stock compensation plan after the six-month subscription period ended June 30, 2007.

Stock Compensation

The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards.  For awards that vest based on performance conditions, the Company uses the accelerated model for graded vesting awards.  All of the Company’s stock-based compensation is accounted for as equity instruments and there have been no liability awards granted. The Company’s policy is to issue new shares upon exercise of stock awards.  Stock-based compensation cost for the three months ended September 30, 2006 and 2007 are included in the following categories (in thousands):

	Three Months Ended September 30,
	2007	2006
Recorded as expense:
Cost of service and other	$323	$310
Selling and marketing	734	621
Research and development	444	199
General and administrative	1,001	611
	2,502	1,741
Capitalized computer software development costs	—	55
Total stock-based compensation	$2,502	$1,796

8.  Net Loss Per Common Share

Basic loss per share was determined by dividing loss attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing loss attributable to common shareholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options and warrants, based on the treasury stock method, convertible preferred stock based on the if-converted method, and other commitments to be settled in common stock. For the three months ended September 30, 2006 and 2007, all potential common shares were antidilutive due to the net loss. The calculations of basic and diluted net loss per share attributable to common shareholders and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended, September 30,
	2007	2006
Loss attributable to common shareholders	$(9,003)	$(5,334)

Basic and Diluted weighted average shares outstanding	88,995	52,801
Basic and Diluted loss per share attributable to common shareholders	$(0.10)	$(0.10)

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive at the balance sheet date (in thousands):

	Three Months Ended September 30,
	2007	2006
Convertible preferred stock	—	33,336
Employee equity awards and warrants	9,934	12,213
Preferred stock dividend, to be settled in common stock	—	2,864
Total	9,934	48,413

9.  Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss for the three months ended September 30, 2006 and 2007 were as follows (in thousands):

	Three Months Ended, September 30,
	2007	2006
Net loss	$(9,003)	$(1,598)
Foreign currency translation adjustments	1,602	(245)
Total comprehensive loss	$(7,401)	$(1,843)

10.  Restructuring Charges

During the three months ended September 30, 2007, the Company recorded $7.2 million in restructuring charges primarily related to the relocation of the Company’s corporate headquarters under the May 2007 restructuring plan discussed below.

At September 30, 2007, total restructuring liabilities for all plans included $0.7 million for employee severance, benefits, and related costs and $18.7 million for the closure or cease to use facilities. Management anticipates that payments of $5.2 million will be made over the next twelve months and the remaining $14.2 million will be made through 2012.

(a)  Restructuring charges originally arising in the three months ended June 30, 2007

In May 2007, the Company initiated a plan to relocate its corporate headquarters from Cambridge to Burlington, Massachusetts.  The relocation resulted in the Company ceasing to use its prior corporate headquarters leased space, subleasing the space to a third party, and the relocation to a new facility.  During the year ended June 30, 2007, the Company recorded a charge of $0.1 million associated with the relocation of certain departments to temporary space.  The closure and relocation actions resulted in an aggregate charge of approximately $6.1 million, with $6.0 million of the charge recognized in three months ended September 30, 2007.

As of September 30, 2007, there was $5.8 million in accrued expenses relating to the remaining lease payments.  During the three months ended September 30, 2007, the following activity was recorded (in thousands):

Fiscal 2007 Restructuring Plan	Closure/ Consolidation of Facilities
Accrued expenses, July 1, 2007	$—
Restructuring charge	6,068
Payments	(289)
Accrued expenses, September 30, 2007	$5,779
Expected final payment date	September 2012

Subsequent to September 30, 2007, the Company incurred additional charges of $0.3 million related to the Cambridge facility. The additional activities were completed by October 2007.

(b)  Restructuring charges originally arising in the three months ended June 30, 2005

In May 2005, the Company initiated a plan to consolidate several corporate functions and to reduce its operating expenses. The plan to reduce operating expenses primarily resulted in headcount reductions, and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million, recorded in the fourth quarter of fiscal 2005. During the years ended June 30, 2006 and 2007, the Company recorded an additional $1.8 million and $4.6 million, respectively, related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. During the three months ended September 30, 2007, the Company recorded an additional $0.4 million primarily in severance and relocation expenses for employees that were notified or relocation expenses that were incurred during the period.

Under this restructuring plan, the Company has yet to incur charges related to the closure of certain offices and relocation of certain employees included in the planned actions. The Company expects that these charges will be approximately $1.9 million and will primarily be completed by June 2008.

As of September 30, 2007, there was $0.5 million in accrued expenses relating to the remaining severance obligations. During the three months ended September 30, 2007, the following activity was recorded (in thousands):

Fiscal 2005 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2007	$—	$688	$688
Restructuring charge	149	285	434
Payments	(149)	(437)	(586)
Accrued expenses, September 30, 2007	$—	$536	$536
Expected final payment date		March 2008

(c)  Restructuring charges originally arising in the three months ended June 30, 2004

In June 2004, the Company initiated a plan to reduce its operating expenses in order to better align its operating cost structure with the current economic environment and to improve operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During the year ended June 30, 2005, the Company recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. In addition, the Company recorded $0.4 million in restructuring charges related to the accretion of the discounted restructuring accrual and a $0.8 million decrease to the accrual related to changes in estimates of severance benefits and sublease terms. During the year ended June 30, 2006 and 2007, the Company recorded a $0.7 million increase and a $0.2 million decrease, respectively, to the accrual primarily due to a change in the estimate of future operating costs and sublease assumptions associated with the facilities.  During the three months ended September 30, 2007, the Company recorded an additional $0.6 million expense primarily related to changes in the estimates of future operating costs associated with the facilities.

As of September 30, 2007, there was $5.1 million in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2007, the following activity was recorded (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2007	$4,959	$92	$5,051
Restructuring charge	571	1	572
Restructuring charge—Accretion	73	—	73
Payments	(611)	(26)	(637)
Accrued expenses, September 30, 2007	$4,992	$67	$5,059
Expected final payment date	September 2012	August 2008

(d)  Restructuring charges originally arising in the three months ended December 31, 2002

In October 2002, management initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.7 million. During fiscal 2005, 2006, and 2007, the Company recorded a $7.0 million, a $1.0 million increase, and a $0.2 million decrease, respectively, to the accrual primarily due to a change in the estimate of the facility vacancy term, extending to the term of the lease. During the three months ended September 30, 2007, the Company recorded an additional $0.1 million expense primarily related to changes in the estimates of future operating costs associated with the facilities.

As of September 30, 2007, there was $7.7 million in accrued expenses relating to the remaining lease payments. During the three months ended September 30, 2007, the following activity was recorded (in thousands):

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities
Accrued expenses, July 1, 2007	$8,043
Restructuring charge	80
Payments	(440)
Accrued expenses, September 30, 2007	$7,683
Expected final payment date	September 2012

(e)  Restructuring charges originally arising in the three months ended June 30, 2002

In the fourth quarter of fiscal 2002, management initiated a plan to reduce operating expenses and to restructure operations around the Company’s two primary product lines, engineering software and manufacturing/supply chain software. The Company reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $13.2 million. During fiscal 2005, the Company recorded a $0.2 million increase to the accrual due to changes in estimates of sublease assumptions and severance settlements. During fiscal 2006 and 2007, the Company recorded less than $0.1 million of charges due to changes in sublease assumptions.

As of September 30, 2007, there was $0.4 million remaining in accrued expenses relating to lease payments. During the three months ended September 30, 2007, the following activity was recorded (in thousands):

Fiscal 2002 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2007	384	48	432
Change in estimate — Revised assumptions	2	3	5
Payments	(50)	—	(50)
Accrued expenses, September 30, 2007	$336	$51	$387
Expected final payment date	September 2012	March 2008

11.  Commitments and Contingencies

(a)  FTC settlement and Related Honeywell Litigation

In December 2004, the Company entered into a consent decree with the Federal Trade Commission, or FTC, with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that the Company’s acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, the Company entered into an agreement with Honeywell International, Inc. on October 6, 2004 (“Honeywell Agreement”), pursuant to which the Company transferred its operator training business and its rights to the intellectual property of various legacy Hyprotech products. In addition, the Company transferred its AXSYS product line to Bentley Systems, Inc.

On December 23, 2004, the Company and its subsidiaries completed the transactions contemplated by the Honeywell Agreement.  Under the terms of the transactions:

·                  the Company agreed to a cash payment of approximately $6.0 million from Honeywell in consideration of the transfer of the Company’s operator training services business, the Company’s covenant not-to-compete in the operator training business until the third anniversary of the closing date, and the transfer of ownership of the intellectual property of the Company’s Hyprotech engineering products, $1.2 million of which is subject to holdback and may be released upon the resolution of any adjustments for uncollected billed accounts receivable and unbilled accounts receivable.

·                  the Company transferred and Honeywell assumed, as of the closing date, approximately $4 million in accounts receivable relating to the operator training business; and

·                  the Company entered into a two-year support agreement with Honeywell under which the Company agreed to provide Honeywell with source code to new releases of the Hyprotech products provided to customers under standard software maintenance services agreements.

The Honeywell transaction resulted in a deferred gain of $0.2 million, which was amortized over the two-year life of the support agreement, and is subject to a potential increase of $1.2 million upon resolution of the holdback payment.

The Company is subject to ongoing compliance obligations under the FTC consent decree. The Company has been responding to requests by the Staff of the FTC for information relating to the Staff’s investigation of whether the Company has complied with the consent decree.  In addition, the FTC is considering whether to commence litigation against the Company arising from the Company’s alleged failure to comply with certain aspects of the decree. If the FTC or a court were to determine that the Company has not complied with its obligations under the consent decree, the Company could be subject to one or more of a variety of penalties, fines, injunctive relief and other remedies, and associated legal fees and expenses, any of which might materially limit the Company’s ability to operate under its current business plan and might have a material adverse effect on the Company’s operating results and financial condition.

In March 2007, the Company was served with a complaint and petition to compel arbitration filed by Honeywell in New York State Supreme Court. The complaint alleges that the Company failed to comply with its obligations to deliver certain technology under the Honeywell Agreement referred to above, that the Company owes approximately $800,000 to Honeywell under the Honeywell Agreement, and that Honeywell is entitled to some portion of the $1.2 million retained by Honeywell under the holdback provisions of the Honeywell Agreement, plus unspecified monetary damages arising from contracts assumed thereunder. The Company believes the claims to be without merit and intend to defend the claims vigorously, and to pursue payment of the $1.2 million retained under the holdback provisions of the Honeywell Agreement. However, it is possible that the resolution of the claims may have an adverse impact on the Company’s financial position and results of operations.

(b)  Other Litigation

SEC action and U.S. Attorney’s office criminal complaint

In January 2007, the SEC filed a civil enforcement action in Massachusetts federal district court alleging securities fraud and other violations against three of the Company’s former executive officers, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in the Company’s originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which was restated in March 2005. The Company and each of these former executive officers received “Wells Notice” letters of possible enforcement proceedings by the SEC. On the same day the SEC complaint was filed, the U.S. Attorney’s Office for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of those transactions. Mr. McQuillin pled guilty in March 2007 and was sentenced in October 2007.

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

The SEC enforcement action and the U.S. Attorney’s Office criminal action do not involve the Company or any of its current officers or directors. The Company can provide no assurance, however, that the U.S. Attorney’s Office, the SEC or another regulatory agency will not bring an enforcement proceeding against the Company, its officers and employees or additional former officers and employees based on the consolidated financial statements that were restated in March 2005.  The Company continues to cooperate with the SEC and the U.S. Attorney’s Office.

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

Separate actions have been filed on behalf of the holders of approximately 1.1 million shares who either opted out of the class action settlement or were not covered by that settlement.  The claims in those actions include claims against the Company and one or more of its former officers alleging securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in its restated consolidated financial statements referenced in the class action. Those actions are:

·                  Blecker, et al. v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, which is an “opt out” claim asserted by persons who received 248,411 shares of the Company’s common stock in an acquisition;

·                  Feldman v. Aspen Technology, Inc., et al., filed on July 17, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-3021-BLS2 in that court, which is an “opt out” claim asserted by an individual who received 323,324 shares of the Company’s common stock in an acquisition; and

·                  380544 Canada, Inc., et al. v. Aspen Technology, Inc., et al., filed on February 15, 2007 in the federal district court in Manhattan and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, which is a claim asserted by persons who purchased 566,665 shares of the Company’s common stock in a private placement.

The damages sought in these actions total more than $20 million, not including claims for treble damages and attorneys’ fees.  If these actions are not dismissed or settled on terms acceptable to the Company, the Company plans to defend the actions vigorously.  The Company can provide no assurance as to the outcome of these opt-out claims or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against the Company for significant damages.  Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on the Company’s business.

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

On December 1, 2004, a derivative action lawsuit captioned Caviness v. Evans, et al., Civil Action No. 04-12524, referred to as the Derivative Action, was filed in Massachusetts federal district court as a related action to the first filed of the putative class actions subsequently consolidated into the class action described above. The complaint, as subsequently amended, alleged, among other things, that the former and current director and officer defendants caused the Company to issue false and misleading financial statements, and brought derivative claims for the following: breach of fiduciary duty for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On August 18, 2005, the court granted the defendants’ motion to dismiss the Derivative Action for failure of the plaintiff to make a pre-suit demand on the board of directors to take the actions referenced in the Derivative Action complaint, and the Derivative Action was dismissed with prejudice.

On April 12, 2005, the Company received a letter on behalf of another purported stockholder, demanding that the board take actions substantially similar to those referenced in the Derivative Action. On February 28, 2006, the Company received a letter on behalf of the plaintiff in the Derivative Action, demanding that they take actions referenced in the Derivative Action complaint. The board responded to both of the foregoing letters that the board has taken the letters under advisement pending further regulatory investigation developments, which the board continues to monitor and with which the Company continues to cooperate. In its responses, the board also requested confirmation of each person’s status as one of the Company’s stockholders and, with respect to the most recent letter, also referred the purported stockholder to the March 2006 settlement in the class action.

On September 27, 2006, a derivative action lawsuit was filed in Massachusetts Superior Court captioned Rapine v. McArdle, et al., Civil Action No. 06-3455. The complaint alleged, among other things, that the former and current director and officer defendants “authorized, modified, or failed to halt backdating of stock options in dereliction of their fiduciary duties to the Company as directors and officers.” On October 16, 2006, defendants removed the action to Massachusetts federal district court and moved to dismiss the complaint. On October 30, 2006, the purported stockholder plaintiff filed an amended complaint, asserting derivative claims for breach of fiduciary duty; unjust enrichment; insider trading; violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act of 1934; and corporate waste.  In October 2007, the court closed this action and consolidated the action with the Risberg case referenced below, which was subsequently dismissed.

In February 2007, a derivative action lawsuit was filed in Massachusetts federal district court captioned Risberg v. McArdle et al., 07-CV-10354. The plaintiff purports to bring a derivative action on behalf of the Company alleging, among other things, that several former and current directors and officer defendants authorized, were aware of, or received “backdated” stock options. The complaint asserts claims for breach of fiduciary duty; unjust enrichment; violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act of 1934; corporate waste; and breach of contract. In January 2008, the court granted defendants’ motion to dismiss this action for failure of the plaintiff to make a pre-suit demand on the Company’s board of directors, and judgment on the order of dismissal was entered in favor of all defendants.

Other

The Company is currently defending claims that certain of its software products and implementation services have failed to meet customer expectations. On May 11, 2007, one of the claims resulted in an arbitration award against the Company in the amount of $1.4 million.  As of September 30, 2007, the Company has accrued the amount of the arbitration award. The Company is defending other claims in excess of $5 million, primarily consisting of a customer claim, as well as other general commercial claims. Although the Company believes the remaining claims to be without merit, and is defending the claims vigorously, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could, depending on the amount and timing of any outcome, materially affect the Company’s results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

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

The Company maintains strategic alliance relationships with third parties, including resellers, agents and systems integrators (each an Agent) that market, sell and/or integrate the Company’s products and services. The cessation or termination of certain relationships, by the Company or an Agent, may subject the Company to material liability and/or expense. This material liability and/or expense includes potential payments due upon the termination or cessation of the relationship by either the Company or an Agent (which may be triggered by a change in control of either party), costs related to the establishment of a direct sales presence or development of a new Agent in the territory. No such events of termination or cessation have occurred through September 30, 2007. The Company is not able to reasonably estimate the amount of any such liability and/or expense if such event were to occur, given the range of factors that could affect the ultimate determination of the liability including possible claims related to the validity of the arrangements or contract terms. Actual payments from an event could be in the range of zero to $30 million. If the Company reacquires the territorial rights for an applicable sales territory and establishes a direct sales presence, future commissions otherwise payable to an Agent for existing customer maintenance contracts and other intangible assets may be assumed from the Agent. If any of the foregoing were to occur, the Company may be subject to litigation and liability such that its operating results, cash flows and financial condition could be materially and adversely affected.

12.  Preferred Stock

In August 2003, the Company issued and sold 300,300 shares of Series D-1 redeemable convertible preferred stock (Series D-1 Preferred), along with warrants to purchase up to 6,006,006 shares of common stock at a price of $3.33 per share, in a private placement to several investment partnerships managed by Advent International Corporation for an aggregate purchase price of $100.0 million.

On May 16, 2006, the Holders of the Series D Preferred converted 30,000 shares into 3,000,000 shares of common stock. In December 2006, the holders of the Series D-1 Preferred converted their remaining 270,300 shares into 27,030,000 shares of common stock.  In December 2006, the Company announced that it would redeem any shares of its Series D-2 Preferred that were not converted by their holders into common shares by January 30, 2007.  In January 2007, the remaining 63,064 shares of Series D-2 Preferred were converted by their holder into 6,306,400 shares of common stock.  Accordingly, all Series D preferred was converted into common stock during fiscal 2006 and 2007. No preferred stock was outstanding during the three months ended September 30, 2007.

In the accompanying consolidated statements of operations, the accretion of preferred stock discount and dividend consist of the following (in thousands):

	Three Months Ended September 30,
	2007	2006
Accrual of dividends on Series D preferred stock	$—	$(2,812)
Accretion of discount on Series D preferred stock	—	(924)
Total	$—	$(3,736)

Registration Rights

In May 2006, the Company received a demand letter from the Series D-1 Preferred holders, in accordance with the terms of their investor rights agreement with the Company, requesting registration of all of the shares of common stock issued or issuable upon the conversion of Series D-1 Preferred and the exercise of their warrants in connection with an underwritten public offering per the terms defined in the investor rights agreement.  The Company is required to register the underlying shares at its expense.  As of September 30, 2007, the total number of outstanding shares of common stock that would be included by their registration demand letter is 30,027,336.

13.  Segment Information

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

The following table presents a summary of operating segments (in thousands):

	License	Consulting Services	Maintenance and Training	Total
Three Months Ended September 30, 2007—
Revenues from external customers	$31,119	$13,161	$20,558	$64,838
Controllable expenses	14,736	10,310	3,264	28,310
Controllable margin(1)	$16,383	$2,851	$17,294	$36,528
Three Months Ended September 30, 2006—
Revenues from external customers	$28,118	$16,334	$19,713	$64,165
Controllable expenses	13,550	11,013	3,251	27,814
Controllable margin(1)	$14,568	$5,321	$16,462	$36,351

(1)                                  The Controllable margins reported reflect only the expenses of the operating segment and do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the segments.

Reconciliation to income (loss) before provision for income taxes:

	Three Months Ended September 30,
	2007	2006
Total controllable margin for reportable segments	$36,528	$36,351
Cost of license and amortization for technology related costs	(3,376)	(5,051)
Marketing	(4,322)	(4,750)
Research and development	(8,778)	(6,286)
General and administrative and overhead	(17,137)	(17,109)
Restructuring charges and FTC legal costs	(7,226)	(1,446)
Gain (loss) on sales and disposals of assets	(20)	15
Stock compensation	(2,502)	(1,741)
Corporate/executive bonuses	(1,546)	—
Foreign currency exchange gain (loss)	163	(67)
Interest and other income and expense	1,804	532
(Loss) income before provision for income taxes	$(6,412)	$448

14.  Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed according to their level within this hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 except for nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, for which the effective date is fiscal years beginning after November 15, 2008. The Company has not yet determined the effect that the application of SFAS No. 157 will have on its consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value and provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Once an entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the statement of operations.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect that the application of SFAS No. 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect will be primarily dependent upon future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has not yet determined the effect that the application of SFAS No. 161 will have on its consolidated financial statements.

15.  Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the three months ended September 30, 2006 (as previously restated), the Company identified errors related to the accounting for sales of customer installment and trade receivables to financial institutions or unconsolidated special purpose entities, which the Company refers to as “receivable sale facilities.”  The sales of receivables were designed to meet “true sale” criteria for legal and accounting purposes.  The transferred receivables serve as collateral under the receivable sales facilities and limited recourse exists against the Company in the event that the underlying customer does not pay.  These transactions historically had been accounted and reported as sales of assets for accounting purposes, rather than as secured borrowings.  As further described below, however, the Company should not have derecognized the receivables and should have recorded the cash received from the transfer of such assets as a secured borrowing in the Company’s consolidated balance sheet, as it effectively retained control of these assets for accounting purposes. As further discussed below, the Company also identified other errors related to revenue recognition and income tax accounting.

The Company effectively retained control for accounting purposes of the transferred assets as a result of engaging in new transactions with its customers to sell additional software and/or extend the terms of existing license arrangements, which were the basis for these installments receivable.  The new transactions would sometimes consolidate the remaining balance of the outstanding receivables with additional amounts due under the new or extended software license arrangement.  Some receivable sale facilities allowed for this consolidation, subject to a limit, which was exceeded.  Other receivable sale facilities did not allow for this method of consolidation.  Accordingly, the amount and/or method of consolidation of these receivables resulted in the lack of legal isolation of the assets from the Company, which is one of the requirements to achieve and maintain sale accounting treatment under SFAS No. 140.  The Company believes that for accounting purposes, it retained control of the receivables transferred to the receivable sales facilities for each of the years in the three-year period ended June 30, 2007 and that none of the sales of receivables during this period qualified for sale accounting treatment under the provisions of SFAS No. 140.  This accounting conclusion does not alter the arrangements with the Company’s customers, and the Company does not believe that the accounting conclusion has changed its relationship with the financial institutions, including the limited recourse that such financial institutions have against the Company beyond the transferred receivables.

The Company’s previous accounting treatment was to inappropriately account for these transactions as sales of assets.  Accordingly, under its previous accounting treatment, the Company immediately recognized any gains and losses upon the transfer of assets and then recorded a “retained interest in sold receivables” for its continuing interest, if any, which was initially recorded at the estimated fair value.  The retained interest in sold receivables was subject to periodic accretion of this interest (recorded through interest income) through the term of the respective arrangement.  No recognition of the transferred receivables or any debt obligation was recognized for these transactions.

To correct these errors, the Company has recorded the transferred receivables, which are reported as “collateralized receivables” on the Company’s consolidated balance sheet, and a secured debt obligation for the amount of cash received from the receivable sale facilities.  There are no longer gains and losses recognized upon the transfer of these assets and any costs incurred have now been recorded as debt issuance costs.  The Company now recognizes interest income from the retained installments receivable and interest expense on the secured borrowing.  The previous accounting for the retained interest in the transferred installments receivables, including the accretion included in interest income, has been eliminated as the entire interest in the receivables has been included in the Company’s consolidated balance sheet.  Bad debt provisions related to the transferred receivables are now reflected in the Company’s consolidated statements of operations.  The Company has also recorded the currency exchange gains or losses on installments receivable that were previously not recorded.  The funding received from the receivable sales facilities was previously recorded as cash flows from operations in the Company’s consolidated statements of cash flows.  The Company has corrected the presentation to include the proceeds from and repayments of the secured borrowings as components of cash flows from financing activities in the consolidated statements of cash flows.  Repayments of secured borrowings and operating cash flows from collateralized receivables are recognized upon customer payment of amounts due.

In addition, the Company identified other errors related to previously reported financial statements in the course of preparing the consolidated financial statements for the year ended June 30, 2007.  These errors relate to the timing of revenue recognition, corrections to the Company’s income tax accounting, and other items.  Errors in the timing of revenue recognition primarily relate to the inappropriate application of contract accounting under SOP No. 97-2.  For these bundled arrangements, the Company determined that the service element could not be accounted for separately from the software licenses. The Company had deferred revenue recognition related to the license component until the services arrangements were complete, instead of recognizing revenue under the arrangements as services were performed.  In other arrangements, the Company determined that service revenue was recognized prior to the delivery of the software license, and the Company did not have VSOE of fair value for the undelivered license or the price of the arrangement was not fixed and determinable. The Company has corrected these errors and recognized revenue over the period the services were performed for these bundled arrangements or when the criteria for revenue recognition were met.

The Company also identified errors in its historical income tax accounting which impacted the effective tax rate applied to the quarter. The errors included certain international tax obligations, primarily arising from errors in the application of the Company’s transfer pricing policies for transactions among consolidated subsidiaries, failure to properly account for deemed dividends from the Company’s consolidated subsidiaries as a result of the lack of settlement of intercompany transactions, errors in the accounting for revaluation of foreign denominated transactions, and other errors.  The Company has corrected the calculation of its tax provisions for these obligations in the applicable year, including recognition of interest and penalties attributable to the adjusted tax provisions.

In order to correct the errors described above, the Company has restated its consolidated statements of operations for the three months ended September 30, 2006 primarily to reflect (a) additional interest income related to the collateralized receivables of $3.9 million, (b) additional interest expense related to the secured borrowings of $4.1 million, (c) decreases in losses on sale and disposals of assets of $5.8 million, (d) additional provisions for bad debt associated with the collateralized receivables and other adjustments of $0.4 million, (e) an increase in revenue related to certain arrangements that bundled software licenses with services of $0.4 million, (f) a decrease in revenue related to errors in the timing of revenue recognition of $0.6 million, and (g) additional provisions for income taxes of $1.2 million.  The corresponding impacts on the condensed consolidated statement of cash flows have been reflected for the three months ended September 30, 2006.

Revenue and Expense Adjustments

Set forth below are the adjustments to the Company’s previously issued unaudited condensed consolidated statement of operations for the three months ended September 30, 2006.

	Three Months ended September 30, 2006
	As previously reported	Adjustments	As Restated
	(In thousands, except per share data)
Revenues:
Software licenses	$28,076	$42	$28,118
Service and other	36,246	(199)	36,047
Total revenues	64,322	(157)	64,165
Cost of revenues:
Cost of software licenses	3,149	—	3,149
Cost of service and other	17,481	—	17,481
Amortization of technology related intangible assets	1,902	—	1,902
Total cost of revenues	22,532	—	22,532
Gross profit	41,790	(157)	41,633
Operating costs:
Selling and marketing	21,210	—	21,210
Research and development	8,490	—	8,490
General and administrative	10,084	435	10,519
Restructuring charges and FTC legal costs	1,446	—	1,446
Loss (gain) on sales and disposals of assets	5,769	(5,784)	(15)
Total operating costs	46,999	(5,349)	41,650
Income (loss) from operations	(5,209)	5,192	(17)
Interest income	1,248	3,872	5,120
Interest expense	(481)	(4,107)	(4,588)
Foreign currency exchange gain (loss)	(94)	27	(67)
Income (loss) before provision for taxes	(4,536)	4,984	448
Provision for income taxes	(881)	(1,165)	(2,046)
Net loss	(5,417)	3,819	(1,598)
Accretion of preferred stock discount and dividends	(3,736)	—	(3,736)
Loss applicable to common shareholders	$(9,153)	$3,819	$(5,334)
Basic and diluted loss per share attributable to common shareholders	$(0.17)	$0.07	$(0.10)
Basic and diluted weighted average shares outstanding	52,801	—	52,801

Cash Flow Adjustments

Set forth below are the adjustments to the Company’s previously issued unaudited condensed consolidated statement of cash flows for the three months ended September 30, 2006.

	Three Months ended September 30, 2006
	As Previously Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,417)	$3,819	$(1,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,271	—	5,271
Translation (gain) on intercompany accounts	(321)	—	(321)
Loss on securitization of installments receivable	5,672	(5,672)	—
Stock-based compensation	1,741	—	1,741
Accretion of discount on retained interest in sold receivables	(766)	766	—
Non-cash interest expense from amortization of debt costs	—	205	205
Provision for doubtful accounts	—	330	330
Changes in assets and liabilities:
Accounts receivable	(1,426)	(28)	(1,454)
Unbilled services	10	102	112
Prepaid expenses and other current assets	771	(76)	695
Installments and collateralized receivables	18,587	(3,840)	14,747
Accounts payable and accrued expenses	(12,648)	888	(11,760)
Deferred revenue	(4,783)	(79)	(4,862)
Other liabilities	(1,366)	—	(1,366)
Net cash provided by operating activities	5,325	(3,585)	1,740
Cash flows from investing activities:
Purchase of property and leasehold improvements	(957)	—	(957)
Capitalized computer software development costs	(2,744)	—	(2,744)
Decrease (increase) in other long-term assets	86	(318)	(232)
Net cash used in investing activities	(3,615)	(318)	(3,933)
Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	423	—	423
Exercise of stock options and warrants	551	—	551
Payments of long-term debt and capital lease obligations	(50)	—	(50)
Debt issuance cost	—	(1,124)	(1,124)
Proceeds from secured borrowing	—	31,510	31,510
Repayments of secured borrowing	—	(26,483)	(26,483)
Net cash provided by financing activities	924	3,903	4,827
Effects of exchange rate changes on cash and cash equivalents	(40)		(40)
Increase in cash and cash equivalents	2,594		2,594
Cash and cash equivalents, beginning of period	86,272		86,272
Cash and cash equivalents, end of period	$88,866	$—	$88,866

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Form 10-Q and in our annual report on Form 10-K for the fiscal year ended June 30, 2007. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in “Item 1A. Risk Factors” in Part II of this Form 10-Q.

The following discussion gives effect to the restatement discussed in Note 15 to the condensed consolidated financial statements included in this Form 10-Q. Our fiscal year ends on June 30, and references in this Form 10-Q to a specific fiscal year are the twelve months ended June 30 of such year (for example, “fiscal 2008” refers to the year ending June 30, 2008).

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

Critical Accounting Estimates and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

·       revenue recognition for both software licenses and fixed-fee consulting services;

·       impairment of long-lived assets, goodwill and intangible assets;

·       accounting for contingencies;

·       accounting for income taxes;

·       allowance for doubtful accounts;

·       accounting for transfers of financial assets;

·       restructuring accruals; and

·       accounting for stock-based compensation.

Revenue Recognition—Software Licenses

We recognize software license revenue in accordance with SOP No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9, as well as the various interpretations and clarifications of those statements. When we provide consulting services considered not essential to the functionality of the software, and for which vendor-specific objective evidence, or VSOE, of fair value has been established, we recognize revenue for the delivered software when the basic criteria of SOP No. 97-2 are met. As our arrangements generally meet these criteria, revenue is generally recognized upon delivery. VSOE has been established for software maintenance services, training and consulting services rates. When we provide consulting services that are considered essential to the functionality of the software, or is not described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services, and involves significant production, modification or customization of the licensed software, we recognize such revenue and any related software licenses in accordance with SOP No. 81-1, “Accounting for

Performance of Construction Type and Certain Performance Type Contracts.” Four basic criteria must be satisfied before software license revenue can be recognized:

·                  persuasive evidence of an arrangement between us and a third party exists;

·                  delivery of our product has occurred;

·                  the sales price for the product is fixed or determinable; and

·                  collection of the sales price is reasonably assured.

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

Impairment of Long-lived Assets, Goodwill and Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the carrying value of long-lived assets when circumstances dictate that they should be reevaluated, based upon the expected future operating cash flows of our business or other factors that trigger an evaluation for potential impairment.  The evaluation of the results of any impairment evaluation is based upon our expected future cash flows.  These future cash flow estimates are based on historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are updated based on actual operating trends. Historically, actual results have occasionally differed from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates, and accordingly cause a full impairment of our long-lived assets.  We had $18.6 million of long-lived assets at September 30, 2007.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we conduct at least an annual assessment on December 31 of the carrying value of our goodwill assets, which is based on either estimates of future income from the reporting units or estimates of the market value of the reporting units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future markets and operating conditions. Historically, actual results have occasionally differed from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates. In addition, the relevancy of recent transactions used to establish market value for our reporting units is based on management’s judgment.  We had $20.1 million of goodwill recorded at September 30, 2007.

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

Accounting for Contingencies

In accordance with SFAS No. 5, “Accounting for Contingencies,” we accrue loss contingencies if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated.  Significant management judgment is required in assessing the presence of potential loss contingencies, the probability of an adverse outcome, and the amount of any such estimate of an adverse outcome.  Historically, we have accrued loss contingencies primarily associated with outstanding litigation and income tax exposures in foreign tax jurisdictions.

We accrue estimated future legal fees associated with outstanding litigation for which management has determined that it is probable that a loss contingency exists. This requires management to estimate the amount of legal fees that will be incurred in the defense of the litigation. These estimates are particularly dependant on our expectations of the scope, length to complete and complexity of the claims. Historically, as these factors have changed after our original estimates, we have adjusted our estimates accordingly. In the future, additional adjustments may be recorded as the scope, length or complexity of outstanding litigation changes.

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

Significant management judgment is required in determining any valuation allowance recorded against these deferred tax assets and liabilities. The valuation allowance is based on our estimates of taxable income for jurisdictions in which we operate and the period over which our deferred tax assets may be recoverable. In fiscal 2007 and as of September 30, 2007, we provided a full valuation allowance for all net deferred tax assets in the United States and most other tax jurisdictions.

Our U.S. and foreign tax returns are subject to periodic compliance examinations by various local and national tax authorities through periods defined by tax codes in the applicable jurisdiction. The years prior to 2004 are closed in the U.S., although the utilization of net operating loss carry forwards generated in earlier periods will keep these periods open for examination. Our operating entities in Canada are subject to audit from year 2000 forward, in the UK  from 2006 forward, and other international subsidiaries from 2002 forward.  In connection with examinations of tax filings, tax contingencies can arise from differing interpretations of applicable tax laws and regulations relative to the amount, timing or proper inclusion or exclusion of revenues and expenses in taxable income or loss.  For periods that remain subject to audit, we have asserted and unasserted potential assessments that are subject to final tax settlements.

Our income tax expense includes amounts intended to satisfy income tax assessments, including interest and penalties, that could result from the examination of our tax returns. Determining the amount of an estimated obligation, if any, for such assessments requires a significant amount of judgment. We evaluate such tax uncertainties in accordance with the requirements of Interpretation No. 48, “Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109,” or FIN 48, based on information currently available, and have accrued for income tax liabilities that meet both the probable and estimable criteria of FIN 48. These estimates are updated over time upon receipt of more definitive information from taxing authorities, completion of tax audits, expiration of statutes of limitation, or upon occurrence of other events. The amounts ultimately paid upon resolution of such contingencies could be materially different from the amounts previously recorded and therefore could have a material impact on our consolidated results of operations as additional information becomes available. The accrual for uncertain tax positions, including penalties and interest, totaled $27.0 million as of September 30, 2007, of which $16.0 million is included in accrued expenses as a current liability and $11.0 million is included in other liabilities as a long term obligation. The ultimate amount of taxes due for these periods will not be known until examinations are completed or the audit periods are closed and settled.

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

Accounting for Transfers of Financial Assets

We derecognize financial assets when control has been surrendered in compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Transfers of assets that meet the requirements of SFAS No. 140 for sale accounting treatment are removed from the balance sheet and gains or losses on the sale are recognized.  If the conditions for sale accounting treatment are not met, or are no longer met, these transactions are accounted for as secured borrowings.  The determination of the accounting treatment under SFAS No. 140 requires significant judgment relative to the determination of whether the criteria to achieve sale accounting treatment have been achieved, including whether the transferred assets have been legally isolated from us.  We have accounted for all transfers of assets during the three months ended September 30, 2006 and 2007 as secured borrowings. Accordingly, the transferred assets are recorded as collateralized receivables in our consolidated balance sheet and we have accounted for the cash received from these transactions as secured borrowings.  Transaction costs associated with secured borrowings, if any, are treated as borrowing costs and recognized in interest expense.  As customer payments are made on the collateralized receivables, the collateralized receivable and debt obligation are reduced.  Such customer payments are included in the operating section of our consolidated statements of cash flows.  The cash received from and payments made on the secured borrowings are included in the financing section of our consolidated statements of cash flows.

Accounting for Restructuring Accruals

We follow SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” in accounting for restructuring activities. In accounting for these obligations, we are required to make assumptions related to the amounts of employee severance, benefits and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. We base our estimates and assumptions on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on our balance sheet, the restructuring charges incurred and our estimates of future costs under existing restructuring programs.

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

Summary of Restructuring Accruals

During the three months ended September 30, 2007, we recorded $7.2 million in restructuring charges primarily related to the relocation of our corporate headquarters under the May 2007 restructuring plan discussed below.

At September 30, 2007, total restructuring liabilities for all plans included $0.7 million for employee severance, benefits, and related costs and $18.7 million for the closure or ceasing to use facilities. Management anticipates that payments of $5.2 million will be made over the next twelve months and the remaining $14.2 million will be made through 2012.

For additional information about our restructurings, see Note 10 to the condensed consolidated financial statements included in this Form 10-Q.

 Restructuring charges originally arising in the three months ended June 30, 2007

In May 2007, we initiated a plan to relocate our corporate headquarters from Cambridge to Burlington, Massachusetts.  The relocation resulted in us ceasing to use our prior corporate headquarters leased space, subleasing the space to a third party, and the relocation to a new facility.  During the year ended June 30, 2007, we recorded a charge of $0.1 million associated with the relocation of certain departments to temporary space.  The closure and relocation actions resulted in an aggregate charge of approximately $6.1 million, with $6.0 million of the charge recognized in the three months ended September 30, 2007.

As of September 30, 2007, there was $5.8 million in accrued expenses relating to the remaining lease payments.  During the three months ended September 30, 2007, the following activity was recorded (in thousands):

Fiscal 2007 Restructuring Plan	Closure/ Consolidation of Facilities
Accrued expenses, July 1, 2007	$—
Restructuring charge	6,068
Payments	(289)
Accrued expenses, September 30, 2007	$5,779
Expected final payment date	September 2012

Subsequent to September 30, 2007, we incurred additional charges of $0.3 million related to the Cambridge facility. The additional activities were completed by October 2007.

Restructuring charges originally arising in the three months ended June 30, 2005

In May 2005, we initiated a plan to consolidate several corporate functions and to reduce its operating expenses. The plan to reduce operating expenses primarily resulted in headcount reductions, and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million, recorded in the fourth quarter of fiscal 2005. During the years ended June 30, 2006 and 2007, we recorded an additional $1.8 million and $4.6 million, respectively, related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. During the three months ended September 30, 2007, we recorded an additional $0.4 million primarily in severance and relocation expenses for employees that were notified or relocation expenses that were incurred during the period.

Under this restructuring plan, we have  yet to incur charges related to the closure of certain offices and relocation of certain employees included in the planned actions. We expect that these charges will be approximately $1.9 million and will primarily be completed by June 2008.

As of September 30, 2007, there was $0.5 million in accrued expenses relating to the remaining severance obligations. During the three months ended September 30, 2007, the following activity was recorded (in thousands):

Fiscal 2005 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2007	$—	$688	$688
Restructuring charge	149	285	434
Payments	(149)	(437)	(586)
Accrued expenses, September 30, 2007	$—	$536	$536
Expected final payment date		March 2008

Restructuring charges originally arising in the three months ended June 30, 2004

In June 2004, we initiated a plan to reduce our operating expenses in order to better align our operating cost structure with the current economic environment and to improve operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During the year ended June 30, 2005, we recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. In addition, we recorded $0.4 million in restructuring charges related to the accretion of the discounted restructuring accrual and a $0.8 million decrease to the accrual related to changes in estimates of severance benefits and sublease terms. During the year ended June 30, 2006 and 2007, we recorded a $0.7 million increase and a $0.2 million decrease, respectively, to the accrual primarily due to a change in the estimate of future operating costs and sublease assumptions associated with the facilities.  During the three months ended September 30, 2007, we recorded an additional $0.6 million expense primarily related to changes in the estimates of future operating costs associated with the facilities.

As of September 30, 2007, there was $5.1 million in accrued expenses relating to the remaining severance obligations and lease payments. During the three months ended September 30, 2007, the following activity was recorded (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2007	$4,959	$92	$5,051
Restructuring charge	571	1	572
Restructuring charge—Accretion	73	—	73
Payments	(611)	(26)	(637)
Accrued expenses, September 30, 2007	$4,992	$67	$5,059
Expected final payment date	September 2012	August 2008

Restructuring charges originally arising in the three months ended December 31, 2002

In October 2002, management initiated a plan to further reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.7 million. During fiscal 2005, 2006, and 2007, we recorded a $7.0 million, a $1.0 million increase, and a $0.2 million decrease, respectively, to the accrual primarily due to a change in the estimate of the facility vacancy term, extending to the term of the lease. During the three months ended September 30, 2007, we recorded an additional $0.1 million expense primarily related to changes in the estimates of future operating costs associated with the facilities.

As of September 30, 2007, there was $7.7 million in accrued expenses relating to the remaining lease payments. During the three months ended September 30, 2007, the following activity was recorded (in thousands):

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities
Accrued expenses, July 1, 2007	$8,043
Restructuring charge	80
Payments	(440)
Accrued expenses, September 30, 2007	$7,683
Expected final payment date	September 2012

Restructuring charges originally arising in the three months ended June 30, 2002

In the fourth quarter of fiscal 2002, management initiated a plan to reduce operating expenses and to restructure operations around our two primary product lines, engineering software and manufacturing/supply chain software. We reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $13.2 million. During fiscal 2005, we recorded a $0.2 million increase to the accrual due to changes in estimates of sublease assumptions and severance settlements. During fiscal 2006 and 2007, we recorded less than $0.1 million increases to the accrual due to changes in sublease assumptions.

As of September 30, 2007, there was $0.4 million remaining in accrued expenses relating to lease payments. During the three months ended September 30, 2007, the following activity was recorded (in thousands):

Fiscal 2002 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2007	$384	$48	$432
Change in estimate — Revised assumptions	2	3	5
Payments	(50)	—	(50)
Accrued expenses, September 30, 2007	$336	$51	$387
Expected final payment date	September 2012	March 2008

Results of Operations

The following table sets forth the percentages of total revenues represented by certain condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended
	September 30,
	2007	2006
Software licenses	48.0%	43.8%
Service and other	52.0	56.2
Total revenues	100.0	100.0
Cost of software licenses	5.2	4.9
Cost of service and other	25.2	27.2
Amortization of technology related intangible assets	0.0	3.0
Total cost of revenues	30.4	35.1
Gross profit	69.6	64.9
Operating costs:
Selling and marketing	34.4	33.1
Research and development	18.0	13.2
General and administrative	19.0	16.4
Restructuring charges	11.1	2.3
Loss on sale of assets	0.0	0.0
Total operating costs	82.5	65.0
Loss from operations	(12.9)	(0.1)
Interest income	9.6	8.0
Interest expense	(6.8)	(7.2)
Foreign currency exchange gain (loss)	0.3	(0.1)
Income (loss) before provision for income taxes	(9.8)%	0.6%

Comparison of the Three Months Ended September 30, 2007 and 2006

Revenues.  Revenues are derived from software licenses, consulting services and maintenance and training. Total revenues for the three months ended September 30, 2007 increased 1.0% to $64.8 million from $64.2 million in the three months ended September 30, 2006. Total revenues from customers outside the United States were $41.2 million or 63.5% of total revenues for the three months ended September 30, 2007 as compared to $35.3 million or 55.7% of total revenues, for the three ended September 30, 2006. The geographical mix of revenues can vary from period to period.

Software license revenues represented 48.0% of total revenues for the three months ended September 30, 2007, compared to 43.8% for the three months ended September 30, 2006. Revenues from software licenses in the three months ended September 30, 2007 increased 10.7% to $31.1 million from $28.1 million in the three months ended September 30, 2006.  Software license revenues are attributable to software license renewals of term contracts with existing users, the expansion of existing customer relationships through licenses for additional users, licenses of additional software products and, to a lesser extent, to the addition of new customers. We believe that the increase in license revenues principally reflected continued acceptance and expansion of our new and existing product offerings, the operational execution of our strategy to focus on license revenues, as well as strength in our energy, chemicals, and engineering and construction end-markets.

Revenues from service and other consist of consulting services, post-contract support on software licenses, training and sales of documentation. Revenues from service and other decreased 6.5% to $33.7 million for the three months ended September 30, 2007 compared to $36.0 million for the three months ended September 30, 2006. The decrease in service and other revenues in the three month periods was primarily due to a $3.2 million decrease in consulting services, offset by a $0.8 million increase in post-contract support revenue resulting from increases in our installed base of software licenses.  The decrease in consulting services is primarily due to a $1.8 million decrease in reimbursable expenses included in revenue.

Cost of Software Licenses.  Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to the delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging. Cost of software licenses for the three months ended September 30, 2007 increased to $3.4 million from $3.1 million for the three months ended September 30, 2006. Cost of software licenses as a percentage of revenues from software licenses was 10.8% for the three months ended September 30, 2007 as compared to 11.2% for the three months ended September 30, 2006. The cost increase was primarily due to a $0.4 million increase in royalty expense offset by a $0.1 million decrease in amortization of capitalized software for the three months ended September 30, 2007.  The reduction in cost as a percentage of revenue is due to the increase in revenue relative to a base of costs which is primarily fixed.

Cost of Service and Other.  Cost of service and other consists of the cost of execution of application consulting services, technical support expenses and the cost of training services.  Cost of service for the three months ended September 30, 2007 decreased 6.5% to $16.3 million from $17.5 million in the three months ended September 30, 2006.  Cost of service and other as a percentage of revenues from service and other remained unchanged at 48.5% for the three months ended September 30, 2007 and 2006.  The cost reduction was primarily due to a $1.8 million reduction in reimbursable consulting costs and a $0.2 million reduction in rent and facility costs, partially offset by an increase of $0.2 million in employee compensation costs and a $0.3 million increase in external consultancy fees.  We expect the absolute cost of service and other to remain relatively flat as a percentage of service revenue.

Amortization of Technology Related Intangible Assets.  Amortization of technology related intangible assets consists of the amortization of intangible assets obtained from acquisitions.  These assets are generally being amortized over a period of three to five years.  As of June 30, 2007, the balance of technology related intangible assets was fully amortized, therefore no amortization expense was recorded for the three months ended September 30, 2007.  For the three months ended September 30, 2006, we amortized $1.9 million in technology related intangible assets.

Selling and Marketing Expenses.  Selling and marketing expenses for the three months ended September 30, 2007 increased 5.1% to $22.3 million from $21.2 million for the three months ended September 30, 2006 and remained relatively constant as a percentage of revenue at 34.4% for the three months ended September 30, 2007 and 33.1% for the three months ended September 30, 2006.  The increase in cost is primarily due to a $1.1 million increase in payroll and stock-based compensation costs.  We expect selling and marketing expenses to continue to increase in absolute terms, but decline as a percentage of revenue as our revenue base continues to expand.

Research and Development Expenses.  Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts.  Research and development expenses for the three months ended September 30, 2007 increased 37.5% to $11.7 million from $8.5 million for the three months ended September 30, 2006, and increased as a percentage of total revenues to 18.0% from 13.2%. The increase was primarily attributable to a $2.8 million decrease in software costs eligible for capitalization and a $0.6 million increase in payroll and stock-based compensation expenses, partially offset by a $0.1 million decrease in consultancy fees and a $0.1 million decrease in rent and facility costs.

We did not capitalize any software development costs for the three months ended September 30, 2007. The amount capitalized may vary from period to period, depending upon the stage of development for the various projects in a given period.  We expect our research and development expenses to increase in absolute terms as a result of the decline in software development costs eligible for capitalization.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel costs of administrative, executive, financial and legal personnel, and outside professional fees. General and administrative expenses for the three months ended September 30, 2007 increased 16.8% to $12.3 million from $10.5 million for the three months ended September 30, 2006, and increased as a percentage of revenues to 19.0% from 16.4%. The increase in costs is primarily due to increases of $1.2 million in payroll costs and $0.4 million in stock-based compensation costs.

Restructuring Charges.  During the three months ended September 30, 2007, we recorded $7.2 million in restructuring charges primarily related to the relocation of our corporate headquarters as part of the May 2007 restructuring plan.

Interest Income.  Interest income is generated from excess cash invested in highly liquid short term instruments, and from the accretion of interest for software licenses sold pursuant to long term installment contracts. Under these installment contracts, customers have the option to make annual payments over the license term or to make a single license fee payment at the outset of the term. Historically, a substantial majority of customers have elected to make annual payments. The increase in interest income is due to the increases in our average cash balance as well as increases in installments receivable balances due from customers.  Interest income for the three months ended September 30, 2007 increased to $6.2 million from $5.1 million for the three months ended September 30, 2006.

Interest Expense.  Interest expense is incurred primarily from our secured borrowings.  The secured borrowings are derived from our securitizations and borrowing arrangements with unrelated financial institutions. Interest expense for the three months ended September 30, 2007 decreased to $4.4 million from $4.6 million in the three months ended September 30, 2006. This decrease in interest expense resulted from a generally lower level of secured borrowings, which are secured by our installment and other receivable contracts, and a lower level of high interest debt under the Fiscal 2005 Securitization.

Foreign Currency Exchange Gain (Loss).  Foreign currency exchange gains and losses are primarily incurred as a result of the revaluation of intercompany accounts denominated in foreign currencies and reflect movement in exchange rates relative to the U.S. dollar. The revaluation adjustments are primarily unrealized gains and losses as the related intercompany balances typically have not settled in cash. In the three months ended September 30, 2007, we recorded a foreign currency exchange gain of $0.2 million compared to a loss of $0.1 million in the three months ended September 30, 2006.  This change was primarily due to favorable exchange rate fluctuations.

Provision for Income Taxes.  Our provision for income taxes primarily relates to the accrual of interest on uncertain tax positions, foreign withholding taxes, and income taxes attributable to our operating results in foreign jurisdictions.  Income tax expense totaled $2.6 million for the three months ended September 30, 2007 as compared to $2.0 million for the three months ended September 30, 2006 with the increase related to higher foreign income taxes.

Liquidity and Capital Resources

Resources

We historically have financed our operations through cash generated from operating activities, public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, borrowings secured by our installment receivable contracts and borrowings under bank credit facilities. As of September 30, 2007, we had cash and cash equivalents totaling $129.5 million. We believe our current cash balances, future cash flows from our operations, and cash from future borrowings secured by installment receivable contracts will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, we may need to obtain additional financing thereafter or earlier if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

Operating Cash Flow

For the three months ended September 30, 2007, operating activities provided $22.3 million of cash. A net loss of $9.0 million was offset by non-cash expenses for stock-based compensation and depreciation and amortization totaling $5.3 million, a $14.5 million decrease in installments and accounts receivable (collateralized and uncollateralized), a $3.0 million decrease in unbilled services, a $1.2 million decrease in prepaid expenses and other current assets, and a $4.8 million increase in accounts payable and accrued expenses.

Financing Activities

For the three months ended September 30, 2007, cash used in financing activities was $22.2 million primarily due to net payments in excess of secured borrowings proceeds which was $22.7 million, offset by $1.2 million received from the issuance of common stock and the exercise of employee stock options.

Borrowings collateralized by receivable contracts

Traditional Programs

We historically have maintained arrangements with financial institutions providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us.  Under our arrangements with General Electric Capital Corporation, Bank of America and Silicon Valley Bank, both parties must agree to enter into each transaction and negotiate the borrowing amount and interest rate secured by each receivable.  The customers’ payments of the underlying receivables fund the repayment of the related borrowing amount.  The weighted average interest rate on the secured borrowings was 7.7% at September 30, 2007.

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

Under these arrangements, we received aggregate cash proceeds of $20.7 million for the three months ended September 30, 2007.  As of September 30, 2007, we had outstanding secured borrowings of $164.6 million that were secured by collateralized receivables totaling $167.3 million under the Traditional Programs.

Availability under these arrangements is dependent upon our generation of additional customer receivables and the financial institutions willingness to continue to enter into these transactions.  We estimate that there was in excess of $67.8 million available under the arrangements at September 30, 2007. We expect to continue to have the ability to borrow under the arrangements, as the collection of the collateralized receivables and resulting payment of the borrowing obligation will reduce the outstanding balance, and the availability under the arrangements can be increased.

Under the terms of the Traditional Programs, we have transferred the receivables to the financial institutions with limited financial recourse.  Potential recourse obligations are primarily related to one program that requires us to pay interest to the financial institution when the underlying customer has not paid by the due date. This recourse is limited to a maximum period of 90 days after the due date.  The amount of installment receivables within the program that has this potential recourse obligation is $45.2 million at September 30, 2007.  This recourse obligation is recognized as interest expense as incurred and totaled $0.4 million and $0.2 million for the three months ended September 30, 2006 and 2007, respectively.  In addition, we have recourse obligations totaling $1.6 million at September 30, 2007 if the underlying installment receivable is not paid by the customer.  This recourse obligation is in the form of a deferred payment by the financial institution that is withheld until customer payments are received.  Otherwise, recourse generally results from circumstances in which we failed to perform requirements related to contracts with the customer.  Other than the specific items noted above, the financial institutions bear the credit risk associated with the customer whose receivable it purchased.

Securitization of Accounts Receivable

The Fiscal 2005 and Fiscal 2007 securitization transactions include collateralized receivables whose value exceeds the related borrowings from the financial institutions.  We retain the right to collections on these securitized receivables after all borrowing and related costs are paid to the financial institution.  The financial institutions’ rights to repayment are limited to the payments received from the collateralized receivables.  The carrying value of the collateralized receivables at September 30, 2007 under these arrangements was $55.8 million and the secured borrowings totaled $18.8 million.  The collateralized receivables earn interest income and the secured borrowings result in interest expense.  The secured borrowings incur a higher interest rate than the implicit rates in the receivables.  We act as the servicer under both of these arrangements.

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

Fiscal 2007 Securitization

On September 29, 2006, we entered into a three year revolving securitization facility and securitized and transferred installments receivable with a net carrying value of $32.1 million and received cash proceeds of $20.0 million.  The transfers of installments receivable to the securitization facility did not qualify as a sale for accounting purposes and has been accounted for as a secured borrowing. These borrowings are secured by collateralized receivables and the debt and borrowing costs are repaid as the receivables are collected.  We capitalized $1.1 million of debt issuance costs associated with this transaction and these costs are being recognized in interest expense using the effective interest method.  Accumulated amortization of the debt issue costs was $0.5 million at September 30, 2007.

Credit Facility

In January 2003 and through subsequent amendments, we executed a loan arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (1) $15.0 million and (2) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (1) $10.0 million and (2) 80% of eligible foreign receivables. The lines of credit bear interest at the bank’s prime rate (7.75% at September 30, 2007). We are required to maintain a $4.0 million compensating cash balance with the bank, or be subject to an unused line of credit fee and collateral handling fees. The lines of credit are collateralized by nearly all of our assets, and upon achieving certain net income targets, the collateral will be reduced to a lien on our accounts and installments receivable that are not already pledged as collateral against the secured borrowings. We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. The terms of the loan arrangement restrict our ability to pay dividends, with the exception of dividends paid in common stock or preferred stock dividends in cash.

As of September 30, 2007, there were $7.5 million in letters of credit outstanding under the line of credit and there was $11.9 million available for future borrowing. As of September 30, 2007, we were in compliance with the tangible net worth covenant and adjusted quick ratio covenants. The loan arrangement expires in May 2008.

Requirements

Capital Expenditures

During the three months ended September 30, 2007, investing activities used $3.1 million of cash primarily as a result of the purchase of $3.1 million of property and leasehold improvements. We expect to spend an additional $6.6 million in capital expenditures in the last nine months of fiscal 2008, primarily for additional purchases of software and computer equipment. We are not currently party to any purchase contracts related to future capital expenditures.

Management is currently implementing computer system and other related changes, which are being designed and implemented in part to remediate our material weaknesses and significant deficiencies. Management currently believes that the costs for such remediation activities, a substantial portion of which are expected to be incurred to upgrade our existing financial applications, could be material.

Contractual Obligations and Requirements

Our contractual obligations at September 30, 2007 primarily consisted of operating leases for our headquarters and other facilities, sub-contractor purchase commitments, and other debt obligations. Other than these, there were no other material commitments for capital or other expenditures. Our obligations related to these items at September 30, 2007 were as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$9,902	$11,084	$9,426	$8,383	$7,147	$10,625	$56,567
Purchase commitment	375	—	—	—	—	—	375
Debt obligations	133	—	—	—	—	—	133
Total commitments	$10,410	$11,084	$9,426	$8,383	$7,147	$10,625	$57,075

Total contractual future sublease rental income as of September 30, 2007 was $12.2 million, which is not included in the above table.  The above table excludes liabilities relating to uncertain tax positions due to uncertainty as to the timing and amount of obligations.

Inflation

Inflation has not had a significant impact on our operating results to date and we do not expect inflation to have a significant impact during the three months ended December 31, 2007.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed according to their level within this hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 except for nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, for which the effective date is fiscal years beginning after November 15, 2008. We have not yet determined the effect that the application of SFAS No. 157 will have on our consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value and provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Once an entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the statement of operations.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the effect that the application of SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We have not yet determined the effect that the application of SFAS No. 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We have not yet determined the effect that the application of SFAS No. 161 will have on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses. At September 30, 2007, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Impact of Foreign Currency Rate Changes

During the first three months of fiscal 2008, the U.S. dollar weakened against currencies for countries in which we have local operations, primarily in Europe, Canada and the Asia-Pacific region. The remeasurement of our intercompany receivables and payables are recorded as unrealized transactions gains or losses in our consolidated statement of operations as foreign currency exchange gain (loss) unless such intercompany foreign currency balances qualify for accounting as a translation adjustment within stockholders’ equity.  Our primary foreign currency exposures relate to customer installment receivables, which are foreign denominated.  Foreign exchange forward contracts are purchased to hedge certain customer accounts and installments receivable contract amounts (both held and transferred) that are denominated in a foreign currency.

Foreign Exchange Hedging

We enter into foreign exchange forward contracts to mitigate our exposure to currency fluctuations on customer installments receivable contracts denominated in foreign currencies. We do not use derivative financial instruments for speculative or trading purposes, however, our derivative positions are not accounted for as accounting hedges. We had $34.9 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Euro and Canadian currencies, which related to underlying customer installments receivable transactions at September 30, 2007. The underlying customer installments receivable transactions consisted of assets carried on our balance sheet, for which we retain the exposure associated with changes in foreign exchange rates. At each balance sheet date, the foreign exchange forward contracts and the related installment receivable contracts denominated in foreign currencies are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings. Gains and losses related to these instruments for the three months ended September 30, 2007 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, operating results or cash flows resulting from the use of these instruments. There can be no assurance, however, that these strategies will be effective or that transaction losses can be limited or forecasted accurately.

The following table summarizes our forward contracts to sell foreign currencies for U.S. dollars at September 30, 2007. All of these contracts represented customer accounts and installments receivable contracts. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximated the weighted average contractual foreign currency exchange rate.  The fair value of the contracts as of September 30, 2007 was a loss of $1.7 million.

	Forward
	Amount in
Currency	U.S. Dollars	Contract Origination Date	Contract Maturity Date
	(in thousands)
Euro	$26,306	Various: Jan. 07—Sept. 07	Various: Oct. 07—Sept. 08
British Pound Sterling	4,077	Various: Sept. 06—Sept. 07	Various: Oct. 07—June 08
Japanese Yen	2,819	Various: Jan. 07—Sept. 07	Various: Oct. 07—May 08
Canadian Dollar	1,465	Various: Sept. 06—Sept. 07	Various: Oct. 07— June 08
Swiss Franc	278	Various: Aug. 07—Sept. 07	Various: Dec. 07—Feb. 08
Total	$34,945

Installment receivable contracts

The installment receivable contracts are financial instruments subject to market risk from changes in interest rates.  We do not expect that fluctuations in interest rates would significantly impact results of operations in a particular period.

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We previously reported five material weaknesses in our internal control over financial reporting as of June 30, 2007, which were described in Item 9A, Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The five material weaknesses as of June 30, 2007 were as follows:

·                  Inadequate and ineffective controls over the periodic financial close process

·                  Inadequate and ineffective controls over the accounting for transfers of customer installment and accounts receivables under receivable sale facilities

·                  Inadequate and ineffective controls over income tax accounting and disclosure

·                  Inadequate and ineffective controls over the recognition of revenue

·                  Inadequate and ineffective controls over the accounts receivable function

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.   In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management believes that these material weaknesses still exist as of September 30, 2007. Because of the material weaknesses described above, our chief executive officer and chief financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2007, no additional changes were made to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plans

Management has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above.  We began implementing certain of these measures prior to the filing of this Form 10-Q but changes made to our internal controls have not yet been in place for a sufficient time to have had a significant effect.  We expect to continue to develop our remediation plans and implement additional measures during our fiscal year 2008 and possibly into fiscal 2009.

In order to improve controls over the periodic financial close process, we intend to:

·                  Complete the upgrade of our existing financial applications, which is designed to streamline the capturing of relevant data, improve the general ledger and entity account level reporting structures and enhance the information query and reporting capability for the consolidated books worldwide;

·                  Complete the consolidation of financial operations into three global centers;

·                  Continue to assess training requirements and adequacy and expertise of the finance and accounting staff on a global basis;

·                  Further improve the periodic financial close process through the use of a detailed financial close plan and enhanced review of manual journal entries, account reconciliations, estimates and judgments and consolidation schedules;

·                  Assess the adequacy of the systems and procedures used to track and account for stock-based awards;

·                  Further simplify the legal entity structure; and

·                  Further enhance procedures to help ensure that the proper accounting for all complex non-routine transactions is researched, detailed in memoranda and reviewed by senior management prior to recording.

In order to improve controls over the accounting for transfers of customer installment and accounts receivables under receivable sale facilities, we intend to:

·                  Enhance procedures, including increased management review and approval of receivable transfers under receivable sale facilities and development of appropriate systems and reporting mechanisms, to ensure that transactions are allowable and properly accounted for as a sale of assets or secured borrowing under the terms of the receivable sale facilities;

·                  Enhance receivable reconciliation procedures to ensure that only valid receivables are included on internal reports used to identify receivables eligible for transfer; and,

·                  Improve reporting and review procedures between the company and the financial institutions who participate in the receivable sales facilities.

In order to improve controls over income tax accounting and disclosure, we intend to:

·                    Enhance our policies and procedures for determining and documenting income tax liabilities and contingencies;

·                    Enhance our policies and procedures for determining, documenting and calculating our tax provisions in accordance with the applicable tax code and the determination of deferred income tax assets and liabilities including stock based compensation, tax credits, net operating loss carryforwards and limitations thereto as defined under section 382 of the Internal Revenue Code of 1986, as amended; and

·                    Increase the number of personnel or use of outside advisors with specialized corporate and international tax expertise.

In order to improve controls over the recognition of revenue, we intend to:

·                  Increase the frequency, scope and tracking of training on revenue recognition for our sales and services organizations, executive management, regional finance, accounting and operations personnel;

·                  Hire additional personnel in regional finance and revenue accounting with expertise in software revenue recognition;

·                  Enhance review procedures for contracts containing both license and service elements;

·                  Enhance the process used to determine the estimated discount rate for the present value of license contracts with extended payment terms;

·                  Enhance contract review documentation and procedures to identify and accurately account for non-routine arrangements with customers;

·                  Revise the credit approval policy to include guidelines for the establishment and approval of customer credit limits and further define procedures for the ongoing monitoring of customer receivable balances;

·                  Improve procedures to identify and monitor customers who are approved on a pre-payment basis and ensure the underlying revenue transactions are accurately accounted for; and

·                  Formalize and document a quarterly review of estimated total costs for fixed price professional services projects and analyze significant variances to actual costs.

In order to improve controls over the accounts receivable function we intend to:

·                  Enhance procedures for the review and approval of customer credit memos and adjustments including a monthly reconciliation of authorized amounts to actual credits and adjustments recorded;

·                  Increase the level and frequency of review of professional services projects with unbilled and unearned balances to ensure that amounts recorded as unbilled services or deferred revenue are valid and accurate and provisions for uncollectible amounts are sufficient;

·                  Increase the level and frequency of review of past due accounts and related installments in the accounts receivable aging on a global basis;

·                  Assess training requirements and adequacy and expertise of the collections and accounts receivable staff on a global basis; and

·                  Assess the adequacy of the accounting applications deployed to service accounts receivable which have been sold.

If the remedial measures described above are insufficient to address any of the identified material weaknesses, or additional deficiencies that may arise in the future, material misstatements in our interim or annual financial statements may occur in the future. We are currently implementing an enhanced controls environment intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures, including regular reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described in “Item 1A. Risk Factors—In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy effectively the five material weaknesses identified as of September 30, 2007 could result in material misstatements in our financial statements” in Part II of this Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

(a) FTC settlement and Related Honeywell Litigation

In December 2004, the Company entered into a consent decree with the Federal Trade Commission, or FTC, with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that the Company’s acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, the Company entered into an agreement with Honeywell International, Inc. on October 6, 2004 (“Honeywell Agreement”), pursuant to which the Company transferred its operator training business and its rights to the intellectual property of various legacy Hyprotech products. In addition, the Company transferred its AXSYS product line to Bentley Systems, Inc.

On December 23, 2004, the Company and its subsidiaries completed the transactions with Honeywell contemplated by the Honeywell Agreement.  Under the terms of the transactions:

·                  the Company agreed to a cash payment of approximately $6.0 million from Honeywell in consideration of the transfer of the Company’s operator training services business, the Company’s covenant not-to-compete in the operator training business until the third anniversary of the closing date, and the transfer of ownership of the intellectual property of the Company’s Hyprotech engineering products, $1.2 million of which is subject to holdback and may be released upon the resolution of any adjustments for uncollected billed accounts receivable and unbilled accounts receivable.

·                  the Company transferred and Honeywell assumed, as of the closing date, approximately $4 million in accounts receivable relating to the operator training business; and

·                  the Company entered into a two-year support agreement with Honeywell under which the Company agreed to provide Honeywell with source code to new releases of the Hyprotech products provided to customers under standard software maintenance services agreements.

The Honeywell transaction resulted in a deferred gain of $0.2 million, which was amortized over the two-year life of the support agreement, and is subject to a potential increase of $1.2 million upon resolution of the holdback payment.

The Company is subject to ongoing compliance obligations under the FTC consent decree. The Company has been responding to requests by the Staff of the FTC for information relating to the Staff’s investigation of whether the Company has complied with the consent decree.  In addition, the FTC is considering whether to commence litigation against the Company arising from the Company’s alleged failure to comply with certain aspects of the decree. If the FTC or a court were to determine that the Company has not complied with its obligations under the consent decree, the Company could be subject to one or more of a variety of penalties, fines, injunctive relief and other remedies, and associated legal fees and expenses, any of which might materially limit the Company’s ability to operate under its current business plan and might have a material adverse effect on the Company’s operating results and financial condition.

In March 2007, the Company was served with a complaint and petition to compel arbitration filed by Honeywell in New York State Supreme Court. The complaint alleges that the Company failed to comply with its obligations to deliver certain technology under the Honeywell Agreement referred to above, that the Company owes approximately $800,000 to Honeywell under the Honeywell Agreement, and that Honeywell is entitled to some portion of the $1.2 million retained by Honeywell under the holdback provisions of the Honeywell Agreement, plus unspecified monetary damages arising from contracts assumed thereunder. The Company believes the claims to be without merit and intend to defend the claims vigorously, and to pursue payment of the $1.2 million retained under the holdback provisions of the Honeywell Agreement. However, it is possible that the resolution of the claims may have an adverse impact on the Company’s financial position and results of operations.

(b) Other Litigation

SEC action and U.S. Attorney’s office criminal complaint

In January 2007, the SEC filed a civil enforcement action in Massachusetts federal district court alleging securities fraud and other violations against three of the Company’s former executive officers, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in the Company’s originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which was restated in March 2005. The Company and each of these former executive officers received “Wells Notice” letters of possible enforcement proceedings by the SEC. On the same day the SEC complaint was filed, the U.S. Attorney’s Office for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of those transactions. Mr. McQuillin pled guilty in March 2007 and was sentenced in October 2007.

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

The SEC enforcement action and the U.S. Attorney’s Office criminal action do not involve the Company or any of its current officers or directors. The Company can provide no assurance, however, that the U.S. Attorney’s Office, the SEC or another regulatory agency will not bring an enforcement proceeding against the Company, its officers and employees or additional former officers and employees based on the consolidated financial statements that were restated in March 2005.  The Company continues to cooperate with the SEC and the U.S. Attorney’s Office.

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

Separate actions have been filed on behalf of the holders of approximately 1.1 million shares who either opted out of the class action settlement or were not covered by that settlement.  The claims in those actions include claims against the Company and one or more of its former officers alleging securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in its restated consolidated financial statements referenced in the class action. Those actions are:

·                  Blecker, et al. v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, which is an “opt out” claim asserted by persons who received 248,411 shares of the Company’s common stock in an acquisition;

·                  Feldman v. Aspen Technology, Inc., et al., filed on July 17, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-3021-BLS2 in that court, which is an “opt out” claim asserted by an individual who received 323,324 shares of the Company’s common stock in an acquisition; and

·                  380544 Canada, Inc., et al. v. Aspen Technology, Inc., et al., filed on February 15, 2007 in the federal district court in Manhattan and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, which is a claim asserted by persons who purchased 566,665 shares of the Company’s common stock in a private placement.

The damages sought in these actions total more than $20 million, not including claims for treble damages and attorneys’ fees.  If these actions are not dismissed or settled on terms acceptable to the Company, the Company plans to defend the actions vigorously.  The Company can provide no assurance as to the outcome of these opt-out claims or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against the Company for significant damages.  Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on the Company’s business.

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

On December 1, 2004, a derivative action lawsuit captioned Caviness v. Evans, et al., Civil Action No. 04-12524, referred to as the Derivative Action, was filed in Massachusetts federal district court as a related action to the first filed of the putative class actions subsequently consolidated into the class action described above. The complaint, as subsequently amended, alleged, among other things, that the former and current director and officer defendants caused the Company to issue false and misleading financial statements, and brought derivative claims for the following: breach of fiduciary duty for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On August 18, 2005, the court granted the defendants’ motion to dismiss the Derivative Action for failure of the plaintiff to make a pre-suit demand on the board of directors to take the actions referenced in the Derivative Action complaint, and the Derivative Action was dismissed with prejudice.

On April 12, 2005, the Company received a letter on behalf of another purported stockholder, demanding that the board take actions substantially similar to those referenced in the Derivative Action. On February 28, 2006, the Company received a letter on behalf of the plaintiff in the Derivative Action, demanding that they take actions referenced in the Derivative Action complaint. The board responded to both of the foregoing letters that the board has taken the letters under advisement pending further regulatory investigation developments, which the board continues to monitor and with which the Company continues to cooperate. In its responses, the board also requested confirmation of each person’s status as one of the Company’s stockholders and, with respect to the most recent letter, also referred the purported stockholder to the March 2006 settlement in the class action.

On September 27, 2006, a derivative action lawsuit was filed in Massachusetts Superior Court captioned Rapine v. McArdle, et al., Civil Action No. 06-3455. The complaint alleged, among other things, that the former and current director and officer defendants “authorized, modified, or failed to halt backdating of stock options in dereliction of their fiduciary duties to the Company as directors and officers.” On October 16, 2006, defendants removed the action to Massachusetts federal district court and moved to dismiss the complaint. On October 30, 2006, the purported  stockholder plaintiff filed an amended complaint, asserting derivative claims for breach of fiduciary duty; unjust enrichment; insider trading; violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act of 1934; and corporate waste. In October 2007, the court closed this action and consolidated the action with the Risberg case referenced below, which was subsequently dismissed.

In February 2007, a derivative action lawsuit was filed in Massachusetts federal district court captioned Risberg v. McArdle et al., 07-CV-10354. The plaintiff purports to bring a derivative action on our behalf alleging, among other things, that several former and current directors and officer defendants authorized, were aware of, or received “backdated” stock options. The complaint asserts claims for breach of fiduciary duty; unjust enrichment; violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act of 1934; corporate waste; and breach of contract. In January 2008, the court granted defendants’ motion to dismiss this action for failure of the plaintiff to make a pre-suit demand on the Company’s board of directors, and judgment on the order of dismissal was entered in favor of all defendants.

Other

The Company is currently defending claims that certain of its software products and implementation services have failed to meet customer expectations. On May 11, 2007, one of the claims resulted in an arbitration award against the Company in the amount of $1.4 million.  As of June 30, 2007, the Company has accrued the amount of the arbitration award. The Company is defending other claims in excess of $5 million, primarily consisting of a customer claim, as well as other general commercial claims. Although the Company believes the remaining claims to be without merit, and is defending the claims vigorously, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could, depending on the amount and timing of any outcome, materially affect the Company’s results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

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

Our revenues, operating results and cash flow have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control, including:

·      demand for our products and services;

·      our customers’ purchasing patterns;

·      the length of our sales cycle;

·      the size of customer orders;

·      changes in the mix of our license revenues and service revenues;

·      the timing of introductions of new solutions and enhancements by us and our competitors;

·      seasonal weakness in the first quarter of each fiscal year (which for us is the three months ending September 30), primarily caused by a seasonal slowdown in business in some of our international markets;

·      the timing of our investments in new product development;

·      the mix of domestic and international sales;

·      our continued ability to sell long-term installments receivable;

·      changes in our operating expenses;

·      implementations of new quotations and order entry applications and procedures for the automations of our contracting process; and

·      fluctuating economic conditions, particularly as they affect companies in the oil and gas, chemicals, petrochemicals and petroleum industries.

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

In January 2007, the SEC filed a civil enforcement action in Massachusetts federal district court alleging securities fraud and other violations against three of our former executive officers, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. We and each of these former executive officers received “Wells Notice” letters of possible enforcement proceedings by the SEC. On the same day the SEC complaint was filed, the U.S. Attorney’s Office for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of those transactions. Mr. McQuillin pled guilty to securities fraud in March 2007 and was sentenced in October 2007.

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

We continue to cooperate with the SEC and U.S. Attorney’s Office.  The SEC enforcement action and the U.S. Attorney’s Office criminal action do not involve our company or any of our current officers or directors. We can provide no assurance, however, that the U.S. Attorney’s Office, the SEC or another regulatory agency will not bring an enforcement proceeding against us, our officers and employees or additional former officers and employees based on the consolidated financial statements that were restated in March 2005.

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

Separate actions have been filed on behalf of the holders of approximately 1.1 million shares who either opted out of the class action settlement or were not covered by that settlement. The claims in those actions include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action. Those actions are:

·      Blecker, et al. v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, which is an “opt out” claim asserted by persons who received 248,411 shares of our common stock in an acquisition;

·      Feldman v. Aspen Technology, Inc., et al., filed on July 17, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-3021-BLS2 in that court, which is an “opt out” claim asserted by an individual who received 323,324 shares of our common stock in an acquisition; and

·      380544 Canada, Inc., et al. v. Aspen Technology, Inc., et al., filed on February 15, 2007 in the federal district court in Manhattan and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, which is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement.

The damages sought in these actions total more than $20 million, not including claims for treble damages and attorneys’ fees.   If these actions are not dismissed or settled on terms acceptable to us, we plan to defend these actions vigorously.  We can provide no assurance as to the outcome of these opt-out claims or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against us for significant damages.  Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business.

On December 1, 2004, a derivative action lawsuit captioned Caviness v. Evans, et al., Civil Action No. 04-12524, referred to as the Derivative Action, was filed in Massachusetts federal district court as a related action to the first filed of the putative class actions subsequently consolidated into the class action described above. The complaint, as subsequently amended, alleged, among other things, that the former and current director and officer defendants caused us to issue false and misleading financial statements, and brought derivative claims for the following: breach of fiduciary duty for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On August 18, 2005, the court granted the defendants’ motion to dismiss the Derivative Action for failure of the plaintiff to make a pre-suit demand on the board of directors to take the actions referenced in the Derivative Action complaint, and the Derivative Action was dismissed with prejudice.

On April 12, 2005, we received a letter on behalf of another purported stockholder, demanding that the board take actions substantially similar to those referenced in the Derivative Action. On February 28, 2006, we received a letter on behalf of the plaintiff in the Derivative Action, demanding that we take actions referenced in the Derivative Action complaint. The board responded to both of the foregoing letters that the board has taken the letters under advisement pending further regulatory investigation developments, which the board continues to monitor and with which we continue to cooperate. In its responses, the board also requested confirmation of each person’s status as one of our stockholders and, with respect to the most recent letter, also referred the purported stockholder to the March 2006 settlement in the class action.

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

We are subject to ongoing compliance obligations under the FTC consent decree. We have been responding to requests by the Staff of the FTC for information relating to the Staff’s investigation of whether we have complied with the consent decree. In addition, the FTC is considering whether to commence litigation against us arising from our alleged failure to comply with certain aspects of the decree. If the FTC or a court were to determine that we have not complied with our obligations under the consent decree, we could be subject to one or more of a variety of penalties, fines, injunctive relief and other remedies, and associated legal fees and expenses, any of which might materially limit our ability to operate under our current business plan and might have a material adverse effect on our operating results and financial condition.

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

In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy effectively the five material weaknesses identified as of June 30, 2007 and September 30, 2007 could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. Our management identified five material weaknesses in our internal control over financial reporting as of June 30, 2007 and September 30, 2007. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified by management as of June 30, 2007 and September 30, 2007 consisted of:

·                  Inadequate and ineffective controls over the periodic financial close process;

·                  Inadequate and ineffective controls over the accounting for transfers of customer installment and accounts receivables under receivable sale facilities;

·                  Inadequate and ineffective controls over income tax accounting and disclosure;

·                  Inadequate and ineffective controls over the  recognition of revenue; and

·                  Ineffective and inadequate controls over the accounts receivable function

As a result of these material weaknesses, our management concluded as of June 30, 2007 and September 30, 2007 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

We are implementing remedial measures designed to address these material weaknesses. If these remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation and if we regain listing on a public exchange, our common stock could be delisted from that exchange. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our annual reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or additional restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

If we do not become current in our SEC filings, or if in the future we are not current in our SEC fillings, we will face several adverse consequences.

If we are unable to become or remain current in our financial filings, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we are and would not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” We also are and would not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after the time we become current in our filings. These restrictions may impair our ability to raise funds should we desire to do so and may adversely affect our financial condition. Also, if we are unable to become or remain current in our filings, and it we are not able to obtain waivers under our financing arrangements, it might become necessary to repay certain borrowings.

Our common stock has been delisted from The NASDAQ Stock Market and transferred to the Pink Sheets electronic quotation service, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

As a result of our inability to timely file this Form 10-K, Nasdaq issued a Staff Determination to us that, in the absence of a request for a hearing, would have resulted in suspension of trading of our common stock, and filing of a Form

25-NSE with the SEC to remove our securities from listing and registration on The NASDAQ Stock Market.  Nasdaq subsequently issued an Additional Staff Determination citing our inability to timely file our Form 10-Q for the quarterly period ended September 30, 2007 as an additional basis for delisting our securities.  An oral hearing was held at our request on November 15, 2007.  At the hearing, we requested an extension of time to cure our SEC filing deficiency.  The NASDAQ Listing Qualifications Panel, or the Panel, determined on January 7, 2008 to grant our request for continued listing, subject to certain conditions, including filing the Company’s Form 10-K for the year ended June 30, 2007 and this Form 10-Q for the quarterly period ended September 30, 2007, by January 18, 2008.  On January 28, 2008, the Panel granted our request for an extension for continued listing  on The NASDAQ Global Market through February 8, 2008. On February 14, 2008, we received a letter advising us that the NASDAQ Listing Qualifications Panel had determined to delist our shares from The NASDAQ Stock Market, and trading of our shares was suspended effective at the open of business on February 19, 2008.  Our common stock has been quoted on the Pink Sheets LLC electronic quotation service beginning on February 19, 2008.

There is no assurance that we will regain listing of our common stock on a public exchange. If we regain listing and thereafter fail to  keep current in our SEC filings or to comply with the applicable continued listing requirements,  our common stock might be and subsequently would trade in the Pink Sheets electronic quotation service, or the Pink Sheets.   The trading of our common stock in the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock in the Pink Sheets would materially adversely affect our access to the capital markets, and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that trade in the Pink Sheets are no longer eligible for margin loans, and a company trading in the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we regain listing and are delisted in the future and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest in our company.

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

On September 27, 2006, a derivative action lawsuit was filed in Massachusetts Superior Court captioned Rapine v. McArdle, et al., Civil Action No. 06-3455. The complaint alleged, among other things, that the former and current director and officer defendants “authorized, modified, or failed to halt backdating of stock options in dereliction of their fiduciary duties to the Company as directors and officers.” On October 16, 2006, defendants removed the action to Massachusetts federal district court and moved to dismiss the complaint. On October 30, 2006, the purported stockholder plaintiff filed an amended complaint, asserting derivative claims for breach of fiduciary duty; unjust enrichment; insider trading; violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act of 1934; and corporate waste. In October 2007, the court closed this action and consolidated the action with the Risberg case referenced below, which was subsequently dismissed.

In February 2007, a derivative action lawsuit was filed in Massachusetts federal district court captioned Risberg v. McArdle et al., 07-CV-10354. The plaintiff purports to bring a derivative action on our behalf alleging, among other things, that several former and current directors and officer defendants authorized, were aware of, or received “backdated” stock options. The complaint asserts claims for breach of fiduciary duty; unjust enrichment; violations of Sections 10(b), 14 and 20(a) of the Securities Exchange Act of 1934; corporate waste; and breach of contract. In January 2008, the court granted defedants’ motion to dismiss this action for failure of the plaintiff to make a pre-suit demand on our board of directors, and judgment on the order of dismissal was entered in favor of all defendants.

Our international operations are complex and if we fail to manage those operations effectively, the growth of our business would be limited and our operating results would be adversely affected.

As of September 30, 2007, we had 29 offices in 22 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations. We also rely, to a lesser extent, on distributors and resellers to sell our products and market our services internationally, and our inability to manage and maintain those relationships would limit our ability to generate revenue outside the United States. The complexities of our operations also require us to make significant expenditures to ensure that our operations are compliant with regulatory requirements in numerous foreign jurisdictions. To the extent we are unable to manage the various risks associated with our complex international operations effectively, the growth and profitability of our business may be adversely affected.

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

Customers outside the United States accounted for approximately 57% and 53% of our total revenues in fiscal 2006 and 2007, respectively. We anticipate that revenues from customers outside the United States will continue to account for a significant portion of our total revenues for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

·                  unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers;

·                  political and economic instability;

·                  less effective protection of intellectual property;

·                  difficulties and delays in translating products and product documentation into foreign languages;

·                  difficulties and delays in negotiating software licenses compliant with accounting revenue recognition requirements in the United States;

·                  difficulties in collecting trade accounts receivable in other countries; and

·                  adverse tax consequences.

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

Our markets in general are highly competitive:

·                  Our engineering software competes with products of businesses such as ABB, Chemstations, Honeywell, KBC, Shell Global Solutions, Simulation Sciences (a division of Invensys) and WinSim (formerly ChemShare).

·                  Our plant operations software competes with products of companies such as ABB, Honeywell, Invensys, Rockwell and Siemens and components of SAP’s product offerings.

·                  Our supply chain management software competes with products of companies such as Honeywell, i2 Technologies, Manugistics (a subsidiary of JDA Software Group) and Infor and components of SAP’s supply chain offering.

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

Our software products are complex and may contain undetected defects or errors. We have not suffered significant harm from any defects or errors to date, but we have from time to time found defects in our products and we may discover additional defects in the future. We may not be able to detect and correct defects or errors before releasing products. Consequently, we or our customers may discover defects or errors after our products have been implemented. We have in the past issued, and may in the future need to issue, corrective releases of our products to remedy defects or errors. The occurrence of any defects or errors could result in:

·                  lost or delayed market acceptance and sales of our products;

·                  delays in payment to us by customers;

·                  product returns;

·                  injury to our reputation;

·                  diversion of our resources;

·                  legal claims, including product liability claims, against us;

·                  increased service and warranty expenses or financial concessions; and

·                  increased insurance costs.

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

In addition, the cessation or termination of certain relationships, by us or a reseller, may subject us to material liability and/or expense. This material liability and/or expense includes potential payments due upon the termination or cessation of the relationship by us or a reseller, costs related to the establishment of a direct sales presence or development of a new agent in the territory. No such events of termination or cessation have occurred. We are not able to reasonably estimate the amount of any such liability and/or expense if such an event were to occur, given the range of factors that could affect the ultimate determination of our liability. Actual payments could be in the range of zero to $30 million. If any of the foregoing were to occur, our future revenue growth could be limited or we may be subject to litigation and liability claims such that our operating results, cash flows and financial condition could be materially and adversely affected.

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

These provisions include:

·                  limitations on the removal of directors;

·                  a classified board of directors so that not all members of our board are elected at one time;

·                  advance notice requirements for stockholder proposals and nominations;

·                  the inability of stockholders to act by written consent or to call special meetings;

·                  the ability of our board of directors to make, alter or repeal our by-laws; and

·                  the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

These provisions could:

·                  have the effect of delaying, deferring or preventing a change in control of our company or a change in our management that stockholders may consider favorable or beneficial;

·                  discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions; and

·                  limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits

		Filed	Incorporated by Reference
Exhibit Number	Description	with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number

10.1	Amendment dated September 5, 2007 to Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and MA-Ten Canal Park, L.L.C.		10-K	April 11, 2008	10.1c

10.2	Sublease dated September 5, 2007 between Aspen Technology, Inc. and MA-Ten Canal Park L.L.C. regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.2

10.3	Twelfth Amendment dated October 16, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15l

10.4	Thirteenth Amendment dated December 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15m

10.5	Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		8-K	January 7, 2008	10.2

10.6	Release Letter dated December 28, 2007 relating to Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the Lenders named therein		8-K	January 7, 2008	10.1

10.7

Fifteenth Loan Modification Agreement dated August 30, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

			10-K	April 11, 2008	10.22p

10.8

Sixteenth Loan Modification Agreement dated October 16, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

			10-K	April 11, 2008	10.22q

10.9	Seventeenth Loan Modification Agreement dated December 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	January 7, 2008	10.3

10.10 ^	Amended and Restated Employment Agreement effective October 3, 2007 between Aspen Technology, Inc. and Mark E. Fusco		10-K	April 11, 2008	10.50

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

^                     Management contract or compensatory plan

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.

Date: April 11, 2008	By:	/s/ Mark E. Fusco
Mark E. Fusco President and Chief Executive Officer

Date: April 11, 2008	By:	/s/ Bradley T. Miller
Bradley T. Miller Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

		Filed	Incorporated by Reference
Exhibit Number	Description	with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number

10.1	Amendment dated September 5, 2007 to Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and MA-Ten Canal Park, L.L.C.		10-K	April 11, 2008	10.1c

10.2	Sublease dated September 5, 2007 between Aspen Technology, Inc. and MA-Ten Canal Park L.L.C. regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.2

10.3	Twelfth Amendment dated October 16, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15l

10.4	Thirteenth Amendment dated December 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15m

10.5	Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		8-K	January 7, 2008	10.2

10.6	Release Letter dated December 28, 2007 relating to Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the Lenders named therein		8-K	January 7, 2008	10.1

10.7

Fifteenth Loan Modification Agreement dated August 30, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

			10-K	April 11, 2008	10.22p

10.8

Sixteenth Loan Modification Agreement dated October 16, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

			10-K	April 11, 2008	10.22q

10.9	Seventeenth Loan Modification Agreement dated December 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	January 7, 2008	10.3

10.10 ^	Amended and Restated Employment Agreement effective October 3, 2007 between Aspen Technology, Inc. and Mark E. Fusco		10-K	April 11, 2008	10.50

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

^                     Management contract or compensatory plan