Form 10-Q/A
period 2007-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2009-02-19
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, initially filed with the Securities and Exchange Commission on April 11, 2008, is being filed to reflect the restatement of our condensed consolidated balance sheet as of September 30, 2007 and statements of cash flows for the three months ended September 30, 2007 and 2006, and the notes related thereto.

Subsequent to our issuance of the condensed consolidated financial statements on Form 10-Q for the three months ended September 30, 2007, and in connection with the review of our interim financial statements for the quarters ended December 31, 2007 and March 31, 2008, we identified an error in the condensed consolidated statements of cash flows related to the reported repayments of secured borrowings.  The previously reported amounts of repayments of secured borrowings within net cash used in financing activities of $43.4 million and $26.5 million for the three months ended September 30, 2007 and 2006, respectively, did not appropriately reflect certain amounts due that were reclassified and included in accrued expenses and other liabilities in the condensed consolidated balance sheets and not yet disbursed in those periods.  We should have considered the reclassification that created a reduction in the secured borrowings and recognition of the current liability as a non-cash transaction until disbursements were made to the financial institutions.  Accordingly, our net cash flows from operating activities was also misstated as a result of the inclusion of the effects of the changes in the current liabilities within the cash flows from operating activities section of the condensed consolidated statement of cash flows.  As such, for the three months ended September 30, 2007, the net cash provided by operating activities was overstated by $7.8 million and net cash used in financing activities was overstated by $7.8 million.  For the three months ended September 30, 2006, net cash provided by operating activities was understated by $9.1 million and net cash provided by financing activities was overstated by $9.1 million.  The error in the determination of the timing of these payments did not impact the total cash repayments to the financial institutions, any change in total cash flows, or ending cash balances at the end of any reporting period, the condensed consolidated balance sheets or condensed consolidated statements of operations.

In addition, we have identified an error in the adjustment we made to the accumulated deficit as of July 1, 2007, when we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” or FIN 48.  Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not,” based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, if the “more-likely-than-not” threshold is passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the period in which the change occurs.  As a result of the implementation of FIN 48 on July 1, 2007, we had previously recognized an increase of $3.0 million in the liability for unrecognized tax benefits, with an offsetting increase to the accumulated deficit.  We have subsequently determined that this position met the criteria of more likely than not as our tax position in this matter is viewed as sustainable, and we believe it is appropriate to reverse this $3.0 million liability and the offsetting increase in accumulated deficit as of July 1, 2007.

See note 15 to the condensed consolidated financial statements for a discussion of this further restatement.  This Form 10-Q/A updates the information provided in Part I Items 1 and 2 of the original Form 10-Q for the effects of the restatement.  This Form 10-Q/A has not been updated for events occurring after the filing of the original Form 10-Q, except to reflect the restatement.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	September 30, 2007	June 30, 2007
	(As restated, See Note 15)
ASSETS
Current assets:
Cash and cash equivalents	$129,468	$132,267
Accounts receivable, net	46,093	47,200
Unbilled services	7,617	10,641
Current portion of installments receivable, net	13,326	14,214
Current portion of collateralized receivables, net	86,422	104,473
Prepaid expenses and other current assets	8,944	10,163
Total current assets	291,870	318,958
Non-current installments receivable, net	37,476	28,613
Non-current collateralized receivables, net	136,711	140,603
Property and leasehold improvements, at cost	40,905	38,393
Accumulated depreciation and amortization	(32,046)	(31,858)
	8,859	6,535
Computer software development costs	9,192	11,104
Other intangible assets, net	577	585
Goodwill	20,134	19,112
Other assets	3,124	3,387
	$507,943	$528,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of term debt	$133	$193
Current portion of secured borrowing	78,413	101,826
Accounts payable	5,285	5,833
Accrued expenses and other current liabilities	90,237	95,742
Deferred revenue	63,478	62,345
Total current liabilities	237,546	265,939
Long-term secured borrowing	105,018	104,324
Deferred revenue	4,396	4,761
Deferred tax liability	567	625
Other liabilities	27,562	16,042
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.10 par value—Authorized—3,636 shares as of September 30, 2007 and June 30, 2007	—	—
Stockholders’ equity:
Common stock:
Authorized—120,000,000 shares
Issued— 89,402,784 as of September 30, 2007 and 89,133,494 shares as of June 30, 2007
Outstanding— 89,169,320 as of September 30, 2007 and 88,900,030 as of June 30, 2007	8,940	8,913
Additional paid-in capital	483,718	480,671
Accumulated deficit	(370,491)	(361,463)
Accumulated other comprehensive income	11,200	9,598
Treasury stock, at cost	(513)	(513)
Total stockholders’ equity	132,854	137,206
	$507,943	$528,897

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended
	September 30,
	2007	2006
	(As restated, See Note 15)	(As restated, See Note 15)
Cash flows from operating activities:
Net loss	$(9,003)	$(1,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,825	5,271
Net foreign currency losses (gains)	447	(321)
Stock-based compensation	2,502	1,741
Non-cash interest expense from amortization of debt costs	231	205
Loss on disposal of property	20	—
Deferred income taxes	(58)	—
Provision for doubtful accounts	565	330
Changes in assets and liabilities:
Accounts receivable	1,402	(1,454)
Unbilled services	3,010	112
Prepaid expenses and other current assets	1,227	695
Installments and collateralized receivables	13,068	14,747
Accounts payable and accrued expenses and other current liabilities	(3,011)	(2,657)
Deferred revenue	715	(4,862)
Other liabilities	589	(1,366)
Net cash provided by operating activities	14,529	10,843
Cash flows from investing activities:
Purchase of property and leasehold improvements	(3,129)	(957)
Capitalized computer software development costs	—	(2,744)
Decrease (increase) in other long-term assets	26	(232)
Net cash used in investing activities	(3,103)	(3,933)
Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	467	423
Exercise of stock options and warrants	697	551
Payments of long-term debt and capital lease obligations	(60)	(50)
Debt issuance costs	—	(1,124)
Proceeds from secured borrowing	20,680	31,510
Repayments of secured borrowing	(35,586)	(35,586)
Payment of tax withholding obligations related to restricted stock	(592)	—
Net cash used in financing activities	(14,394)	(4,276)
Effects of exchange rate changes on cash and cash equivalents	169	(40)
(Decrease) increase in cash and cash equivalents	(2,799)	2,594
Cash and cash equivalents, beginning of period	132,267	86,272
Cash and cash equivalents, end of period	$129,468	$88,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the SEC) for reporting on Form 10-Q/A. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2007, which are contained in the Annual Report on Form 10-K of Aspen Technology, Inc. and subsidiaries (the Company), as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three-month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Accounting for Transfers of Financial Assets

The Company derecognizes financial assets when control has been surrendered in compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Transfers of assets that meet the requirements of SFAS No. 140 for sale accounting treatment are removed from the balance sheet and gains or losses on the sale are recognized.  If the conditions for sale accounting treatment are not met, or are no longer met, assets transferred are classified as collateralized receivables in the consolidated balance sheet and cash received from these transactions is classified as secured borrowings.  All transfers of have been accounted for as secured borrowings.  Transaction costs associated with secured borrowings, if any, are treated as borrowing costs and recognized in interest expense.  When cash is received from a customer by the Company, the collateralized receivable balance is reduced and the related secured borrowing is reclassified to an accrued liability for amounts the Company must remit to the financial institution.  The accrued liability is reduced when payment is remitted to the financial institutions.

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

The Company adopted FIN 48 as of July 1, 2007 and the adoption had no impact on accumulated deficit on that date. As a result of the implementation of FIN 48 on July 1, 2007, the Company had $7.4 million of deferred tax assets previously subject to a full valuation allowance which have been de-recognized. These amounts did not result in an adjustment to the accumulated deficit at July 1, 2007 as a result of the full valuation allowance recorded against these deferred tax assets.  To the extent these previously unrecognized tax benefits are ultimately recognized, they will affect the effective tax rate in a future period. The total amount of unrecognized tax benefits upon adoption was $21.9 million.

The Company has historically accounted for interest and penalties related to uncertain tax positions as part of its provision for income taxes.  Following adoption of FIN 48, the Company will continue this classification.  As of July 1, 2007, the Company has accrued $6.2 million of interest and $0.7 million of penalties related to uncertain tax positions. Prior to July 1, 2007, the Company classified all income taxes payable as a current liability. Under FIN 48, the Company is required to classify those obligations that are expected to be paid within the next twelve months as a current obligation and the remainder as a non-current obligation. As of July 1, 2007, the Company classified $7.6 million of uncertain tax position liability and related penalties and interest as non-current obligations within other liabilities.

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

At September 30, 2007 and June 30, 2007, receivables totaling $223.1 million and $245.1 million, respectively, were pledged as collateral for the secured borrowings.  The secured borrowings totaled $183.4 million and $206.2 million as of September 30, 2007 and June 30, 2007, respectively.  The collateralized installment receivables are presented net of applicable discounts for interest established for the individual receivable.  The interest rates implicit in the installment receivables for the three months ended September 30, 2007 ranged from 5.0% to 9.0%.  The Company recorded $4.2 million and $3.9 million of interest income associated with the collateralized receivables for the three months ended September 30, 2007 and 2006, respectively, and recognized $4.1 million of interest expense associated with the secured borrowings each year.  Proceeds from and payments on the secured borrowings are presented as components of cash flows from financing activities in the consolidated statements of cash flows.  Payments on secured borrowings are recognized as financing cash flows upon payment to the financial institution, and operating cash flows from collateralized receivables are recognized after customer payment of amounts due.

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

The total collateralized receivables for the Traditional Programs approximate the amount of the secured borrowings recorded in the consolidated balance sheet.  The collateralized receivables earn interest income and the secured borrowings accrue borrowing costs at approximately the same interest rates.  When cash is received from a customer by the Company, the collateralized receivable balance is reduced and the related secured borrowing is reclassified to an accrued liability for amounts the Company must remit to the financial institution.  The accrued liability is reduced when payment is remitted to the financial institutions.  The terms of the customer accounts receivable range from amounts that are due within 30 days to installment receivables that are due over five years.  The Company acts as the servicer for the receivables in one of the three arrangements.

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

Secured Borrowing Balances

The secured borrowings consist of the following at September 30, 2007 and June 30, 2006 (in thousands):

	September 30,	June 30,
	2007	2007
Traditional Programs — weighted average interest rate of 7.7% and 7.5% at September 30, 2007 and June 30, 2007, respectively	$164,623	$180,314
Fiscal 2005 Securitization — interest rate of 13% at September 30, 2007 and June 30, 2007	5,484	9,072
Fiscal 2007 Securitization — interest rate of 9.9% and 9.3% at September 30, 2007 and June 30, 2007, respectively	13,324	16,764
Total secured borrowings	183,431	206,150
Less current portion	(78,413)	(101,826)
	$105,018	$104,324

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

The Company had been in violation of certain covenants related to the Fiscal 2007 Securitization due to the delay in filing its financial statements and other violations.  The secured borrowings under this arrangement have been classified in the current portion of secured borrowings.  In March 2008, the Company paid the outstanding amount of the Fiscal 2007 Securitization at its carrying value plus a termination fee of $0.8 million, and this securitization is no longer available.  The unamortized debt issue costs were charged to expense at that time.

5.  Derivative Instruments

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

The Company records its foreign currency exchange contracts at fair value in its condensed consolidated balance sheet and the related gains or losses on these contracts are recognized in earnings. During the three months ended September 30, 2007 the net loss recognized in the consolidated statements of operations was $1.7 million. During the three months ended September 30, 2006, the net loss recognized in the condensed consolidated statements of operations was $0.1 million.

The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of September 30, 2007. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	Notional Contract Amount	Fair Value Loss
	(In thousands)
Euro	$26,306	$(1,331)
British Pound Sterling	4,077	(72)
Japanese Yen	2,819	(117)
Canadian Dollar	1,465	(131)
Swiss Franc	278	(34)
	$34,945	$(1,685)

6.  Other Liabilities

Other liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	September 30, 2007	June 30, 2007
Tax liabilities	$7,956	$—
Restructuring accruals	14,235	10,255
Other	5,371	5,787
Total	$27,562	$16,042

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

9.  Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss for the three months ended September 30, 2006 and 2007 were as follows (in thousands):

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

The Company effectively retained control for accounting purposes of the transferred assets as a result of engaging in new transactions with its customers to sell additional software and/or extend the terms of existing license arrangements, which were the basis for these installments receivable.  The new transactions would sometimes consolidate the remaining balance of the outstanding receivables with additional amounts due under the new or extended software license arrangement.  Some receivable sale facilities allowed for this consolidation, subject to a limit, which was exceeded.  Other receivable sale facilities did not allow for this method of consolidation.  Accordingly, the amount and/or method of consolidation of these receivables resulted in the lack of legal isolation of the assets from the Company, which is one of the requirements to achieve and maintain sale accounting treatment under SFAS No. 140.  The Company believes that for accounting purposes, it retained control of the receivables transferred to the receivable sales facilities for each of the years in the three-year period ended June 30, 2007 and that none of the sales of receivables during this period qualified for sale accounting treatment under the provisions of SFAS No. 140.  This accounting conclusion does not alter the arrangements with the Company’s customers, and the Company does not believe that the accounting conclusion changed its relationship with the financial institutions, including the limited recourse that such financial institutions have against the Company beyond the transferred receivables.

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

To correct these errors, the Company has recorded the transferred receivables, which are reported as “collateralized receivables” on the Company’s condensed consolidated balance sheet, and a secured debt obligation for the amount of cash received from the receivable sale facilities.  There are no longer gains and losses recognized upon the transfer of these assets and any costs incurred have now been recorded as debt issuance costs.  The Company now recognizes interest income from the retained installments receivable and interest expense on the secured borrowing.  The previous accounting for the retained interest in the transferred installments receivables, including the accretion included in interest income, has been eliminated as the entire interest in the receivables has been included in the Company’s condensed consolidated balance sheet.  Bad debt provisions related to the transferred receivables are now reflected in the Company’s condensed consolidated statements of operations.  The Company has also recorded the currency exchange gains or losses on installments receivable that were previously not recorded.  The funding received from the receivable sales facilities was previously recorded as cash flows from operations in the Company’s condensed consolidated statements of cash flows.  The Company has corrected the presentation to include the proceeds from and repayments of the secured borrowings as components of cash flows from financing activities in the condensed consolidated statements of cash flows.  Repayments from collateralized receivables and operating cash flows are recognized upon customer payment of amounts due.

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

In order to correct the errors described above, the Company has restated its condensed consolidated statements of operations for the three months ended September 30, 2006 primarily to reflect (a) additional interest income related to the collateralized receivables of $3.9 million, (b) additional interest expense related to the secured borrowings of $4.1 million, (c) decreases in losses on sale and disposals of assets of $5.8 million, (d) additional provisions for bad debt associated with the collateralized receivables and other adjustments of $0.4 million, (e) an increase in revenue related to certain arrangements that bundled software licenses with services of $0.4 million, (f) a decrease in revenue related to errors in the timing of revenue recognition of $0.2 million, and (g) additional provisions for income taxes of $1.2 million.  The corresponding impacts on the condensed consolidated statement of cash flows have been reflected for the three months ended September 30, 2006.

Cash flow adjustments reflecting in this form 10-Q/A

Subsequent to our issuance of the condensed consolidated financial statements on Form 10-Q for the three months ended September 30, 2007, and in connection with the review of our interim financial statements for the quarters ended December 31, 2007 and March 31, 2008, we identified an error in the condensed consolidated statements of cash flows related to the reported repayments of secured borrowings.  The previously reported amounts of repayments of secured borrowings within net cash used in financing activities of $43.4 million and $26.5 million for the three months ended September 30, 2007 and 2006, respectively, did not appropriately reflect certain amounts due that were reclassified and included in accrued expenses and other liabilities in the condensed consolidated balance sheets and not yet disbursed in those periods.  We should have considered the reclassification that created a reduction in the secured borrowings and recognition of the current liability as a non-cash transaction until disbursements were made to the financial institutions.  Accordingly, our net cash flows from operating activities was also misstated as a result of the inclusion of the effects of the changes in the current liabilities within the cash flows from operating activities section of the condensed consolidated statement of cash flows.  As such, for the three months ended September 30, 2007, the net cash provided by operating activities was overstated by $7.8 million and net cash used in financing activities was overstated by $7.8 million.  For the three months ended September 30, 2006, net cash provided by operating activities was understated by $9.1 million and net cash provided by financing activities was overstated by $9.1 million.  The error in the determination of the timing of these payments did not impact the total cash repayments to the financial institutions, any change in total cash flows, or ending cash balances at the end of any reporting period, the condensed consolidated balance sheets or condensed consolidated statements of operations.

The table below summarizes the effect of this error on the condensed consolidated statement of cash flows for the three months ended September 30, 2007 and 2006 as compared to Form 10-Q initially filed with the Securities and Exchange Commission on April 11, 2008:

	For the Three Months Ended September 30, 2007		For the Three Months Ended September 30, 2006
			As Previously
	As Previously Reported	As Restated	Reported and Restated	As Restated
	(In thousands)
Accounts payable and accrued expenses and other current liabilities	$4,802	$(3,011)	$(11,760)	$(2,657)
Net cash provided by operating activities	22,342	14,529	1,740	10,843

Repayments of secured borrowings	(43,399)	(35,586)	(26,483)	(35,586)
Net cash (used in) provided by financing activities	(22,207)	(14,394)	4,827	(4,276)

In addition, we have identified an error in the adjustment we made to the accumulated deficit as of July 1, 2007, when we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” or FIN 48.  Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not,” based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, if the “more-likely-than-not” threshold is passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the period in which the change occurs.  As a result of the implementation of FIN 48 on July 1, 2007, we had previously recognized an increase of $3.0 million in the liability for unrecognized tax benefits, with an offsetting increase to the accumulated deficit.  We have subsequently determined that this position met the criteria of more likely than not as our tax position in this matter is viewed as sustainable, and we believe it is appropriate to reverse this $3.0 million liability and the offsetting increase in accumulated deficit as of July 1, 2007.  The adjustment for the reversal of this liability as of September 30, 2006 is reflected in the table below.

	As of September 30, 2007
	As Previously Reported	As Restated
	(In thousands)

Other liabilities	$30,530	$27,562
Accumulated deficit	(373,459)	(370,491)
Total stockholders’ equity	129,886	132,854

Revenue and Expense Adjustments

Set forth below are the adjustments to the Company’s previously issued unaudited condensed consolidated statement of operations for the three months ended September 30, 2006.

	Three Months ended September 30, 2006
	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Revenues:
Software licenses	$28,076	$42	$28,118
Service and other	36,246	(199)	36,047
Total revenues	64,322	(157)	64,165
Cost of revenues:
Cost of software licenses	3,149	—	3,149
Cost of service and other	17,481	—	17,481
Amortization of technology related intangible assets	1,902	—	1,902
Total cost of revenues	22,532	—	22,532
Gross profit	41,790	(157)	41,633
Operating costs:
Selling and marketing	21,210	—	21,210
Research and development	8,490	—	8,490
General and administrative	10,084	435	10,519
Restructuring charges	1,446	—	1,446
Loss (gain) on sales and disposals of assets	5,769	(5,784)	(15)
Total operating costs	46,999	(5,349)	41,650
Income (loss) from operations	(5,209)	5,192	(17)
Interest income	1,248	3,872	5,120
Interest expense	(481)	(4,107)	(4,588)
Foreign currency exchange gain (loss)	(94)	27	(67)
(Loss) income before provision for taxes	(4,536)	4,984	448
Provision for income taxes	(881)	(1,165)	(2,046)
Net loss	(5,417)	3,819	(1,598)
Accretion of preferred stock discount and dividends	(3,736)	—	(3,736)
Loss applicable to common shareholders	$(9,153)	$3,819	$(5,334)
Basic and diluted loss per share attributable to common shareholders	$(0.17)	$0.07	$(0.10)
Basic and diluted weighted average shares outstanding	52,801	—	52,801

Cash Flow Adjustments

Set forth below are the adjustments to the Company’s previously issued unaudited condensed consolidated statement of cash flows for the three months ended September 30, 2006.

	Three Months ended September 30, 2006
	As Previously Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,417)	$3,819	$(1,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,271	—	5,271
Net foreign currency (gains) losses	(321)	—	(321)
Loss on securitization of installments receivable	5,672	(5,672)	—
Stock-based compensation	1,741	—	1,741
Accretion of discount on retained interest in sold receivables	(766)	766	—
Non-cash interest expense from amortization of debt costs	—	205	205
Provision for doubtful accounts	—	330	330
Changes in assets and liabilities:
Accounts receivable	(1,426)	(28)	(1,454)
Unbilled services	10	102	112
Prepaid expenses and other current assets	771	(76)	695
Installments and collateralized receivables	18,587	(3,840)	14,747
Accounts payable and accrued expenses and other current liabilities	(12,648)	9,991	(2,657)
Deferred revenue	(4,783)	(79)	(4,862)
Other liabilities	(1,366)	—	(1,366)
Net cash provided by operating activities	5,325	5,518	10,843
Cash flows from investing activities:
Purchase of property and leasehold improvements	(957)	—	(957)
Capitalized computer software development costs	(2,744)	—	(2,744)
Decrease (increase) in other long-term assets	86	(318)	(232)
Net cash used in investing activities	(3,615)	(318)	(3,933)
Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	423	—	423
Exercise of stock options and warrants	551	—	551
Payments of long-term debt and capital lease obligations	(50)	—	(50)
Debt issuance cost	—	(1,124)	(1,124)
Proceeds from secured borrowing	—	31,510	31,510
Repayments of secured borrowing	—	(35,586)	(35,586)
Net cash provided by (used in) financing activities	924	(5,200)	(4,276)
Effects of exchange rate changes on cash and cash equivalents	(40)	—	(40)
Increase in cash and cash equivalents	2,594	—	2,594
Cash and cash equivalents, beginning of period	86,272	—	86,272
Cash and cash equivalents, end of period	$88,866	$—	$88,866

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes appearing elsewhere in this Form 10-Q/A and in our annual report on Form 10-K for the fiscal year ended June 30, 2007. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in “Item 1A. Risk Factors” in Part II of this Form 10-Q/A.

The following discussion gives effect to the restatements discussed in Note 15 to the condensed consolidated financial statements included in this Form 10-Q/A. Our fiscal year ends on June 30, and references in this Form 10-Q/A to a specific fiscal year are the twelve months ended June 30 of such year (for example, “fiscal 2008” refers to the year ending June 30, 2008).

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

Accounting for Contingencies

In accordance with SFAS No. 5, “Accounting for Contingencies,” we accrue loss contingencies if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated.  Significant management judgment is required in assessing the presence of potential loss contingencies, the probability of an adverse outcome, and the amount of any such estimate of an adverse outcome.  Historically, we have accrued loss contingencies primarily associated with outstanding litigation and, prior to the adoption of FIN 48, income tax exposures in foreign tax jurisdictions.

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

Our income tax expense includes amounts intended to satisfy income tax assessments, including interest and penalties, that could result from the examination of our tax returns. Determining the amount of an estimated obligation, if any, for such assessments requires a significant amount of judgment. We evaluate such tax uncertainties in accordance with the requirements of Interpretation No. 48, “Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109,” or FIN 48, based on information currently available, and have accrued for income tax liabilities that meet both the probable and estimable criteria of FIN 48. These estimates are updated over time upon receipt of more definitive information from taxing authorities, completion of tax audits, expiration of statutes of limitation, or upon occurrence of other events. The amounts ultimately paid upon resolution of such contingencies could be materially different from the amounts previously recorded and therefore could have a material impact on our consolidated results of operations as additional information becomes available. The accrual for uncertain tax positions, including penalties and interest, totaled $24.0 million as of September 30, 2007, of which $16.0 million is included in accrued expenses as a current liability and $8.0 million is included in other liabilities as a long term obligation. The ultimate amount of taxes due for these periods will not be known until examinations are completed or the audit periods are closed and settled.

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

For additional information about our restructurings, see Note 10 to the condensed consolidated financial statements included in this Form 10-Q/A.

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

Operating Cash Flow

For the three months ended September 30, 2007, operating activities provided $14.5 million of cash. A net loss of $9.0 million was offset by non-cash expenses for stock-based compensation and depreciation and amortization totaling $5.3 million, a $14.5 million decrease in installments and accounts receivable (collateralized and uncollateralized), a $3.0 million decrease in unbilled services, a $1.2 million decrease in prepaid expenses and other current assets, and a $3.0 million decrease in accounts payable and accrued expenses and other current liabilities.

Financing Activities

For the three months ended September 30, 2007, cash used in financing activities was $14.4 million primarily due to net payments in excess of secured borrowings proceeds which was $14.9 million, offset by $1.2 million received from the issuance of common stock and the exercise of employee stock options.

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

The amount of total collateralized receivables for the Traditional Programs approximates the amount of the secured borrowings recorded in the consolidated balance sheet.  The collateralized receivables earn interest income and the secured borrowings accrue borrowing costs at approximately the same interest rates.  When cash is received from a customer by the Company, the collateralized receivable balance is reduced and the related secured borrowing is reclassified to an accrued liability for amounts the Company must remit to the financial institution.  The accrued liability is reduced when payment is remitted to the financial institutions.  The terms of the customer accounts receivable range from amounts that are due within 30 days to installment receivables that are due over five years.  We act as the servicer for the receivables in one of the three arrangements.

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

We had been in violation of certain covenants related to the Fiscal 2007 Securitization due to the delay in filing our financial statements and other violations.  The secured borrowings under this arrangement have been classified in the current portion of secured borrowings.  In March 2008, we paid the outstanding amount of the Fiscal 2007 Securitization at its carrying value plus a termination fee of $0.8 million, and this securitization is no longer available.   The unamortized debt issue costs were charged to expense at that time.

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

Remediation Plans

Management has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above.  We began implementing certain of these measures prior to the filing of this Form 10-Q/A but changes made to our internal controls have not yet been in place for a sufficient time to have had a significant effect.  We expect to continue to develop our remediation plans and implement additional measures during our fiscal year 2008 and into fiscal 2009.

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

·                  Enhance receivable reconciliation procedures to ensure that only valid receivables are included on internal reports used to identify receivables eligible for transfer; and

·                  Improve reporting and review procedures between the company and the financial institutions who participate in the receivable sales facilities.

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

If the remedial measures described above are insufficient to address any of the identified material weaknesses, or additional deficiencies that may arise in the future, material misstatements in our interim or annual financial statements may occur in the future. We are currently implementing an enhanced controls environment intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures, including regular reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described in “Item 1A. Risk Factors—In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy effectively the five material weaknesses identified as of September 30, 2007 could result in material misstatements in our financial statements” in Part II of this Form 10-Q/A.

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

As a result of our inability to timely file the Form 10-K, Nasdaq issued a Staff Determination to us that, in the absence of a request for a hearing, would have resulted in suspension of trading of our common stock, and filing of a Form

25-NSE with the SEC to remove our securities from listing and registration on The NASDAQ Stock Market.  Nasdaq subsequently issued an Additional Staff Determination citing our inability to timely file our Form 10-Q/A for the quarterly period ended September 30, 2007 as an additional basis for delisting our securities.  An oral hearing was held at our request on November 15, 2007.  At the hearing, we requested an extension of time to cure our SEC filing deficiency.  The NASDAQ Listing Qualifications Panel, or the Panel, determined on January 7, 2008 to grant our request for continued listing, subject to certain conditions, including filing the Company’s Form 10-K for the year ended June 30, 2007 and this Form 10-Q/A for the quarterly period ended September 30, 2007, by January 18, 2008.  On January 28, 2008, the Panel granted our request for an extension for continued listing  on The NASDAQ Global Market through February 8, 2008. On February 14, 2008, we received a letter advising us that the NASDAQ Listing Qualifications Panel had determined to delist our shares from The NASDAQ Stock Market, and trading of our shares was suspended effective at the open of business on February 19, 2008.  Our common stock has been quoted on the Pink Sheets LLC electronic quotation service beginning on February 19, 2008.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits

		Filed	Incorporated by Reference
Exhibit Number	Description	with this Form 10-Q/A	Form	Filing Date with SEC	Exhibit Number

10.1	Amendment dated September 5, 2007 to Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and MA-Ten Canal Park, L.L.C.		10-K	April 11, 2008	10.1c

10.2	Sublease dated September 5, 2007 between Aspen Technology, Inc. and MA-Ten Canal Park L.L.C. regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.2

10.3	Twelfth Amendment dated October 16, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15l

10.4	Thirteenth Amendment dated December 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15m

10.5	Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		8-K	January 7, 2008	10.2

10.6	Release Letter dated December 28, 2007 relating to Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the Lenders named therein		8-K	January 7, 2008	10.1

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

			10-K	April 11, 2008	10.22q

10.9	Seventeenth Loan Modification Agreement dated December 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	January 7, 2008	10.3

10.10 ^	Amended and Restated Employment Agreement effective October 3, 2007 between Aspen Technology, Inc. and Mark E. Fusco		10-K	April 11, 2008	10.50

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

^                     Management contract or compensatory plan

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.

Date: February 19, 2009	By:	/s/ Mark E. Fusco
Mark E. Fusco President and Chief Executive Officer

Date: February 19, 2009	By:	/s/ Bradley T. Miller
Bradley T. Miller Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

		Filed	Incorporated by Reference
Exhibit Number	Description	with this Form 10-Q/A	Form	Filing Date with SEC	Exhibit Number

10.1	Amendment dated September 5, 2007 to Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and MA-Ten Canal Park, L.L.C.		10-K	April 11, 2008	10.1c

10.2	Sublease dated September 5, 2007 between Aspen Technology, Inc. and MA-Ten Canal Park L.L.C. regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.2

10.3	Twelfth Amendment dated October 16, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15l

10.4	Thirteenth Amendment dated December 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15m

10.5	Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		8-K	January 7, 2008	10.2

10.6	Release Letter dated December 28, 2007 relating to Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the Lenders named therein		8-K	January 7, 2008	10.1

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

			10-K	April 11, 2008	10.22q

10.9	Seventeenth Loan Modification Agreement dated December 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	January 7, 2008	10.3

10.10 ^	Amended and Restated Employment Agreement effective October 3, 2007 between Aspen Technology, Inc. and Mark E. Fusco		10-K	April 11, 2008	10.50

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

^                     Management contract or compensatory plan