Form 10-Q
period 2007-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2009-02-19
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

As of February 10, 2009, there were 90,323,294 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	December 31, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$131,586	$132,267
Accounts receivable, net	66,866	47,200
Unbilled services	8,076	10,641
Current portion of installments receivable, net	25,868	14,214
Current portion of collateralized receivables, net	67,296	104,473
Deferred tax assets	2,620	—
Prepaid expenses and other current assets	9,371	10,163
Total current assets	311,683	318,958
Non-current installments receivable, net	47,557	28,613
Non-current collateralized receivables, net	138,766	140,603
Property and leasehold improvements, net	9,857	6,535
Computer software development costs	7,431	11,104
Other intangible assets, net	761	585
Goodwill	19,287	19,112
Other assets	2,887	3,387
	$538,229	$528,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of term debt	$65	$193
Current portion of secured borrowing	70,199	101,826
Accounts payable	5,975	5,833
Accrued expenses and other current liabilities	57,253	67,068
Income tax payable	19,428	28,674
Deferred revenue	88,623	62,345
Total current liabilities	241,543	265,939
Long-term secured borrowing	119,821	104,324
Deferred revenue	1,052	4,761
Deferred tax liability	625	625
Other liabilities	29,160	16,042
Commitments and contingencies (Note 13)
Series D redeemable convertible preferred stock, $0.10 par value - Authorized—3,636 shares as of December 31, 2007 and June 30, 2007	—	—
Stockholders’ equity:
Common stock; par value $0.10 per share:
Authorized—120,000,000 shares
Issued— 90,189,373 as of December 31, 2007 and 89,133,494 shares as of June 30, 2007
Outstanding— 89,955,909 as of December 31, 2007 and 88,900,030 as of June 30, 2007	9,019	8,913
Additional paid-in capital	489,039	480,671
Accumulated deficit	(361,208)	(361,463)
Accumulated other comprehensive income	9,691	9,598
Treasury stock, at cost	(513)	(513)
Total stockholders’ equity	146,028	137,206
	$538,229	$528,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
		(As restated, See Note 2)		(As restated, See Note 2)
Revenues:
Software licenses	$37,579	$60,461	$68,698	$88,579
Service and other	36,640	35,533	70,359	71,580
Total revenues	74,219	95,994	139,057	160,159
Cost of revenues:
Cost of software licenses	3,831	3,709	7,207	6,858
Cost of service and other	18,069	18,463	34,408	35,944
Amortization of technology related intangible assets	—	1,672	—	3,574
Total cost of revenues	21,900	23,844	41,615	46,376
Gross profit	52,319	72,150	97,442	113,783
Operating Expenses:
Selling and marketing	23,293	22,118	45,584	43,328
Research and development	10,584	10,729	22,261	19,219
General and administrative	13,201	14,106	25,489	24,625
Restructuring charges	1,291	589	8,517	2,035
(Gain) loss on sales and disposals of assets	(120)	88	(100)	73
Total operating costs	48,249	47,630	101,751	89,280
Income (loss) from operations	4,070	24,520	(4,309)	24,503
Interest income	5,748	5,353	11,946	10,473
Interest expense	(4,834)	(4,738)	(9,228)	(9,326)
Foreign currency exchange gain	2,030	3,114	2,193	3,047
Income before provision for income taxes	7,014	28,249	602	28,697
(Provision) benefit for income taxes	2,244	(4,156)	(347)	(6,202)
Net income	9,258	24,093	255	22,495
Accretion of preferred stock discount and dividends	—	(3,408)	—	(7,144)
Income attributable to common shareholders	$9,258	$20,685	$255	$15,351
Basic income per share attributable to common shareholders	$0.10	$0.36	$—	$0.28
Diluted income per share attributable to common shareholders	$0.10	$0.27	$—	$0.25
Basic weighted average shares outstanding	89,602	57,059	89,299	54,930
Diluted weighted average shares outstanding	94,730	90,534	94,297	90,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended
	December 31,
	2007	2006
		(As restated, See Note 2)
Cash flows from operating activities:
Net income	$255	$22,495
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,901	10,350
Stock-based compensation	6,290	4,738
Non-cash interest expense from amortization of debt issuance costs	476	524
Loss on disposal of property	—	73
Deferred income taxes	(2,607)	—
Provision for doubtful accounts	258	719
Net foreign currency gains	(1,443)	(3,466)

Changes in assets and liabilities:
Accounts receivable	(23,493)	(1,956)
Unbilled services	2,508	(1,524)
Prepaid expenses and other current assets	776	541
Installments and collateralized receivables	13,725	(4,743)
Income taxes payable	(925)	98
Accounts payable and accrued expenses and other liabilities	(8,406)	(1,816)
Deferred revenue	22,498	(1,287)
Other liabilities	4,515	(2,037)
Net cash provided by operating activities	20,328	22,709
Cash flows from investing activities:
Purchase of property and leasehold improvements	(5,329)	(1,071)
Capitalized computer software development costs	—	(3,040)
Increase in other long-term assets	(8)	(332)
Net cash used in investing activities	(5,337)	(4,443)
Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	467	423
Exercise of stock options and warrants	2,802	1,314
Payments of long-term debt and capital lease obligations	(128)	(85)
Payment of Series D dividend	—	(27,391)
Debt issuance costs	—	(1,124)
Proceeds from secured borrowing	53,541	80,013
Repayments of secured borrowing	(71,703)	(65,337)
Payment of tax withholding obligations related to restricted stock	(825)	—
Net cash used in financing activities	(15,846)	(12,187)
Effects of exchange rate changes on cash and cash equivalents	174	198
(Decrease) increase in cash and cash equivalents	(681)	6,277
Cash and cash equivalents, beginning of period	132,267	86,272
Cash and cash equivalents, end of period	$131,586	$92,549

Supplemental disclosure of cash flow information:
Interest paid	$8,713	$8,857
Income taxes paid	3,812	4,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements (Interim Financial Statements) of Aspen Technology, Inc. and subsidiaries (Company) have been prepared on the same basis as the Company’s annual consolidated financial statements.  The Company condensed or omitted certain information and footnote disclosures normally included in its annual consolidated financial statements.  Such Interim Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reporting on Form 10-Q.  It is suggested that these Interim Financial Statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2007, which are contained in the Company’s Annual Report on Form 10-K as previously filed with the SEC.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six-month period ended December 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

Reclassifications

Certain line items in the prior period financial statements have been reclassified to conform to currently reported presentation.

2.  Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the six months ended December 31, 2006, the Company identified errors related to the accounting for sales of customer installment and trade receivables to financial institutions or unconsolidated special purpose entities, which the Company refers to as “receivable sale facilities.”  The sales of receivables were designed to meet “true sale” criteria for legal and accounting purposes.  The transferred receivables serve as collateral under the receivable sales facilities and limited recourse exists against the Company in the event that the underlying customer does not pay.  These transactions historically had been accounted and reported as sales of assets for accounting purposes, rather than as secured borrowings.  As further described below, however, the Company should not have derecognized the receivables and should have recorded the cash received from the transfer of such assets as a secured borrowing in the Company’s condensed consolidated balance sheet, as it effectively retained control of these assets for accounting purposes. As further discussed below, the Company also identified other errors related to revenue recognition and income tax accounting.

The Company effectively retained control for accounting purposes of the transferred assets as a result of engaging in new transactions with its customers to sell additional software and/or extend the terms of existing license arrangements, which were the basis for these installments receivable.  The new transactions would sometimes consolidate the remaining balance of the outstanding receivables with additional amounts due under the new or extended software license arrangement.  Some receivable sale facilities allowed for this consolidation, subject to a limit, which was exceeded.  Other receivable sale facilities did not allow for this method of consolidation.  Accordingly, the amount and/or method of consolidation of these receivables resulted in the lack of legal isolation of the assets from the Company, which is one of the requirements to achieve and maintain sale accounting treatment under Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  The Company believes that for accounting purposes, it retained control of the receivables transferred to the receivable sales facilities for each of the years in the three-year period ended June 30, 2007 and that none of the sales of receivables during this period qualified for sale accounting treatment under the provisions of SFAS No. 140.  This accounting conclusion does not alter the arrangements with the Company’s customers, and the Company does not believe that the accounting conclusion has changed its relationship with the financial institutions, including the limited recourse that such financial institutions have against the Company beyond the transferred receivables.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

To correct these errors, the Company has recorded the transferred receivables and a secured debt obligation, which are reported as “collateralized receivables” and “secured borrowings”, respectively, on the Company’s condensed consolidated balance sheet, for the amount of cash received from the receivable sale facilities.  There are no longer gains and losses recognized upon the transfer of these assets and any costs incurred have now been recorded as debt issuance costs.  The Company now recognizes interest income from the retained installments receivable and interest expense on the secured borrowings.  The previous accounting for the retained interest in the transferred installments receivables, including the accretion included in interest income has been eliminated as the entire interest in the receivables has been included in the Company’s condensed consolidated balance sheets.  Bad debt provisions related to the transferred receivables in the securitization programs are now reflected in the Company’s condensed consolidated statements of operations.  The Company has also recorded the currency exchange gains or losses on installments receivable that were previously not recorded.  The funding received from the receivable sales facilities was previously recorded as cash flows from operations in the Company’s condensed consolidated statements of cash flows.  The Company has corrected the presentation to include the proceeds from and repayments of the secured borrowings as components of cash flows from financing activities in the condensed consolidated statements of cash flows.  Repayments from collateralized receivables and operating cash flows are recognized upon customer payment of amounts due.

In addition, the Company identified other errors related to previously reported financial statements in the course of preparing the consolidated financial statements for the year ended June 30, 2007.  These errors relate to the timing of revenue recognition, corrections to the Company’s income tax accounting, and other items.  Errors in the timing of revenue recognition primarily relate to the inappropriate application of contract accounting under Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”.  For these bundled arrangements, the Company determined that the service element could not be accounted for separately from the software licenses and applied contract accounting as required by SOP No. 97-2 for certain arrangements that bundled software licenses with services.  In the application of contract accounting for these arrangements, however, the Company had deferred revenue recognition related to the license component until the services arrangements were complete, instead of recognizing total revenue under the arrangements as services were performed.  In other arrangements, the Company determined that service revenue was recognized prior to the delivery of the software license, and the Company did not have vendor-specific objective evidence (VSOE) of fair value for the undelivered license or the price of the arrangement was not fixed and determinable. The Company has corrected these errors and recognized revenue over the period the services were performed for these bundled arrangements or when the criteria for revenue recognition were met.

The Company also identified errors in its historical income tax accounting which impacted the effective tax rate applied to the period. The errors included certain international tax obligations, primarily arising from errors in the application of the Company’s transfer pricing policies for transactions among consolidated subsidiaries, failure to properly account for deemed dividends from the Company’s consolidated subsidiaries as a result of the lack of settlement of intercompany transactions, errors in the accounting for revaluation of foreign denominated transactions, and other errors.  The Company has corrected the calculation of its tax provisions for these obligations in the applicable year, including recognition of interest and penalties attributable to the adjusted tax provisions.

In order to correct the errors described above, the Company has restated its condensed consolidated statements of operations for the three months ended December 31, 2006 primarily to reflect (a) additional interest income related to the collateralized receivables of $2.4 million, (b) additional interest expense related to the secured borrowings of $4.6 million, (c) increases in losses on sale and disposals of assets of $0.3 million, (d) additional provisions for bad debt associated with the collateralized receivables and other adjustments of $0.5 million, (e) a decrease in revenue related to errors in the timing of revenue recognition of $0.4 million, and (f) additional provisions for income taxes of $1.7 million.

The impact of the Company’s restatement of its condensed consolidated statements of operations for the six months ended December 31, 2006 resulted in (a) additional interest income related to the collateralized receivables of $6.3 million, (b) additional interest expense related to the secured borrowings of $8.7 million, (c) decreases in losses on sale and disposals of assets of $5.5 million, (d) additional provisions for bad debt associated with the collateralized receivables and other adjustments of $1.0 million, (e) a decrease in revenue related to errors in the timing of revenue recognition of $0.6 million, and (f) additional provisions for income taxes of $2.9 million. The corresponding impacts on the condensed consolidated statements of cash flows have been reflected for the six months ended December 31, 2006.

Subsequent to our issuance of the condensed consolidated financial statements on Form 10-Q for the three months ended September 30, 2007, and in connection with the review of our interim financial statements for the quarters ended December 31, 2007 and March 31, 2008, we identified an error in the condensed consolidated statements of cash flows related to the manner in which we had reported repayments of secured borrowings for the three months ended September 30, 2007 and 2006. The nature of this error and its related impact was reported in our Form 10-Q/A dated February 19, 2009.  This error was not present in the “As Previously Reported” amounts included in the cash flow adjustment table below.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue and Expense Adjustments

Set forth below are the adjustments to the Company’s previously issued unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2006 (amounts in thousands).

	Three Months Ended December 31, 2006
	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Revenues:
Software licenses	$60,866	$(405)	$60,461
Service and other	35,549	(16)	35,533
Total revenues	96,415	(421)	95,994
Cost of revenues:
Cost of software licenses	3,709	—	3,709
Cost of service and other	18,610	(147)	18,463
Amortization of technology related intangible assets	1,672	—	1,672
Total cost of revenues	23,991	(147)	23,844
Gross profit	72,424	(274)	72,150
Operating Expenses:
Selling and marketing	22,118	—	22,118
Research and development	10,729	—	10,729
General and administrative	13,581	525	14,106
Restructuring charges	589	—	589
(Gain) loss on sales and disposals of assets	(194)	282	88
Total operating costs	46,823	807	47,630
Income (loss) from operations	25,601	(1,081)	24,520
Interest income	2,948	2,405	5,353
Interest expense	(128)	(4,610)	(4,738)
Foreign currency exchange gain	2,643	471	3,114
Income (loss) before provision for taxes	31,064	(2,815)	28,249
Provision for income taxes	(2,449)	(1,707)	(4,156)
Net income (loss)	28,615	(4,522)	24,093
Accretion of preferred stock discount and dividends	(3,408)	—	(3,408)
Income (loss) applicable to common shareholders	$25,207	$(4,522)	$20,685
Basic income (loss) per share attributable to common shareholders	$0.44	$(0.08)	$0.36
Diluted income (loss) per share attributable to common shareholders	$0.32	$(0.05)	$0.27
Basic weighted average shares outstanding	57,059	—	57,059
Diluted weighted average shares outstanding	90,534	—	90,534

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended December 31, 2006
	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Revenues:
Software licenses	$88,942	$(363)	$88,579
Service and other	71,795	(215)	71,580
Total revenues	160,737	(578)	160,159
Cost of revenues:
Cost of software licenses	6,858	—	6,858
Cost of service and other	36,091	(147)	35,944
Amortization of technology related intangible assets	3,574	—	3,574
Total cost of revenues	46,523	(147)	46,376
Gross profit	114,214	(431)	113,783
Operating Expenses:
Selling and marketing	43,328	—	43,328
Research and development	19,219	—	19,219
General and administrative	23,665	960	24,625
Restructuring charges	2,035	—	2,035
Loss (gain) on sales and disposals of assets	5,575	(5,502)	73
Total operating costs	93,822	(4,542)	89,280
Income from operations	20,392	4,111	24,503
Interest income	4,196	6,277	10,473
Interest expense	(609)	(8,717)	(9,326)
Foreign currency exchange gain	2,549	498	3,047
Income before provision for taxes	26,528	2,169	28,697
Provision for income taxes	(3,330)	(2,872)	(6,202)
Net income (loss)	23,198	(703)	22,495
Accretion of preferred stock discount and dividends	(7,144)	—	(7,144)
Income (loss) applicable to common shareholders	$16,054	$(703)	$15,351
Basic income (loss) per share attributable to common shareholders	$0.29	$(0.01)	$0.28
Diluted income (loss) per share attributable to common shareholders	$0.26	$(0.01)	$0.25
Basic weighted average shares outstanding	54,930	—	54,930
Diluted weighted average shares outstanding	90,677	—	90,677

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Adjustments

Set forth below are the adjustments to the Company’s previously issued unaudited condensed consolidated statement of cash flows for the six months ended December 31, 2006 (amounts in thousands).

	Six Months Ended December 31, 2006
	As Previously Reported	Adjustments(1)	As Restated

Cash flows from operating activities:
Net income (loss)	$23,198	$(703)	$22,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,350	—	10,350
Loss on securitization of installments receivable	5,672	(5,672)	—
Stock-based compensation	4,738	—	4,738
Accretion of discount on retained interest in sold receivables	(1,872)	1,872	—
Non-cash interest expense from amortization of debt issuance costs	—	524	524
(Gain) Loss on sales and disposals of assets	(97)	170	73
Provision for doubtful accounts	—	719	719
Net foreign currency (gains) losses	(3,614)	148	(3,466)
Changes in assets and liabilities:
Accounts receivable	(1,796)	(160)	(1,956)
Unbilled services	(1,539)	15	(1,524)
Prepaid expenses and other current assets	695	(154)	541
Installments and collateralized receivables	12,731	(17,474)	(4,743)
Income taxes payable	—	98	98
Accounts payable and accrued expenses and other current liabilities	(8,998)	7,182	(1,816)
Deferred revenue	(1,457)	170	(1,287)
Other liabilities	(2,037)	—	(2,037)
Net cash provided by operating activities	35,974	(13,265)	22,709
Cash flows from investing activities:
Purchase of property and leasehold improvements	(1,071)	—	(1,071)
Capitalized computer software development costs	(3,040)	—	(3,040)
Decrease (increase) in other long-term assets	(45)	(287)	(332)
Net cash used in investing activities	(4,156)	(287)	(4,443)
Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	423	—	423
Exercise of stock options and warrants	1,314	—	1,314
Payments of long-term debt and capital lease obligations	(85)	—	(85)
Debt issuance cost	—	(1,124)	(1,124)
Payments of Series D dividend	(27,391)	—	(27,391)
Proceeds from secured borrowing	—	80,013	80,013
Repayments of secured borrowing	—	(65,337)	(65,337)
Net cash (used in) provided by financing activities	(25,739)	13,552	(12,187)
Effects of exchange rate changes on cash and cash equivalents	198	—	198
Increase in cash and cash equivalents	6,277	—	6,277
Cash and cash equivalents, beginning of period	86,272	—	86,272
Cash and cash equivalents, end of period	$92,549	$—	$92,549

(1)           In addition to the restatement adjustments described above, the Company has also made a reclassification adjustment of $0.1 million loss to net foreign currency (gains) losses to reflect non-cash foreign currency transactions on one line. This adjustment was offset by changes in prepaid expenses and other assets of $0.1 million, installments and collateralized receivables of $0.1 million, and accounts payable and accrued expenses and other current liabilities of $(0.3) million.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Immaterial Correction of Errors

During the second quarter of fiscal 2008, the Company identified certain errors that originated in prior periods and concluded that the errors were not material to any of the previously reported periods. These immaterial errors have been corrected and are reflected in the second quarter fiscal 2008 Interim Financial Statements. The impact to certain captions in the consolidated statement of operations for the three and six months ended December 31, 2007, resulting from the out-of-period component of the immaterial corrections, is as follows (in thousands):

Increase (Decrease)
Total revenues	$(1,117)
Income from operations	(1,337)
Income before provision for income taxes	(486)
Net income	358

4. Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” as amended and interpreted. License revenue, including license renewals, consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and VSOE of fair value exists for all undelivered elements, such as maintenance support, consulting and training services. The Company determines VSOE based upon the price charged when the same element is sold separately. For an element not yet being sold separately, VSOE represents the price established by management having the relevant authority when it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. The Company uses installment payment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

Revenue under license arrangements, which may include several different software products and services sold together, are allocated to the delivered elements based on the residual method. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned and the residual amount for the delivered elements is recognized in revenue when all other revenue recognition criteria are met. The Company has established VSOE for consulting services, training and maintenance and support services. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is bundled with consulting services, training and maintenance and support services. Consulting services do not generally involve customizing or modifying the licensed software, but rather involve helping customers deploy the software to their specific business processes. The Company generally accounts for the services element of the arrangement separately. Occasionally, the Company provides consulting services considered essential to the functionality of the software or provides services for the significant production, modification or customization of the licensed software and recognizes revenue for such services and any related software licenses in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts,” using the percentage-of-completion method.

When a loss is anticipated on a service contract, the full amount thereof is provided currently. Service revenues and consulting and training revenue are recognized as the related services are performed using the proportional performance method. Services that have been performed but for which billings have not been made are recorded as unbilled services, and billings that have been recorded before the services have been performed are recorded as deferred revenue in the accompanying condensed consolidated balance sheets. Reimbursement received for out-of-pocket expenses is recorded as revenue.

The Company has a practice of licensing its products through resellers in certain regions. For software licensed through these distribution channels, revenue is recognized at the time the product is sold through to the end customer, when persuasive evidence of an arrangements exists, the fee is fixed or determinable, collection is reasonably assured and other revenue recognition criteria are met.

Maintenance and support services are recognized ratably over the life of the maintenance and support contract period. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements, when and if available. These services are typically sold for a one-year term and are sold either as part of a multiple element arrangement with software licenses or sold independently at time of renewal. The Company generally does not provide specified upgrades to its customers in connection with the licensing of its software products.

Accounting for Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.  Prior to fiscal 2006, the Company used the intrinsic value method.  Under the intrinsic value method, stock-based compensation is recognized when the exercise price of an award is less than the fair value of the Company’s common shares on the measurement date. See Note 9, “Stock-Based Compensation”.

Accounting for Transfers of Financial Assets

The Company derecognizes financial assets when control has been surrendered in compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Transfers of assets that meet the requirements of SFAS No. 140 for sale accounting treatment are removed from the balance sheet and gains or losses

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

on the sale are recognized.  If the conditions for sale accounting treatment are not met, or are no longer met, assets transferred are classified as collateralized receivables in the condensed consolidated balance sheet and cash received from these transactions is classified as secured borrowings.  All transfers of financial assets to date have been accounted for as secured borrowings.  Transaction costs associated with secured borrowings, if any, are treated as borrowing costs and recognized in interest expense.  When cash is received from a customer by the Company, the collateralized receivable balance is reduced and the related secured borrowing is reclassified to an accrued liability for amounts the Company must remit to the financial institution.  The accrued liability is reduced when payment is remitted to the financial institutions.

Income Taxes

The Company calculates its provision for income taxes during quarterly periods primarily utilizing the expected effective tax rate for the year.  The Company’s tax provision is related primarily to its operations in the United States and foreign jurisdictions, foreign withholding taxes, and the accrual of interest and penalties associated with uncertain tax positions. The Company’s accounting policy with respect to uncertain tax positions is described in Note 5 “Income Taxes”.

Deferred income taxes are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the statutory tax rates and enacted laws in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of the taxable temporary differences. Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations on the availability of net operating losses and tax credit carry forwards, and other evidence in assessing the realization of deferred tax assets.

Derivatives

The Company records all derivatives, which consist of foreign currency exchange contracts, on the condensed consolidated balance sheets at fair value. Derivatives that are not accounting hedges must be adjusted to fair value through earnings. If a derivative is a hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or included in accumulated other comprehensive income depending on the nature of the hedge. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.  The Company does not qualify with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in order to account for any derivatives using hedge accounting treatment during the periods presented.  Therefore the changes in fair value of derivatives are recognized in earnings.

5. Income Taxes

The Company currently has significant deferred tax assets, resulting from net operating loss carryforwards, tax credit carryforwards, and deductible temporary differences.  The Company provides a full valuation allowance against its deferred tax assets in the United States, and a valuation allowance of $2.1 million against net deferred tax assets of $5.0 million outside the U.S.  Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized.  Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years, a current year to date loss in the U.S. and presently a significant amount of uncertainty relative to the world economy.  Despite the Company’s consolidated profitability in the fiscal year ended June 30, 2007, and marginal level of profitability during the six months ended December 31, 2007, the Company was not profitable in the U.S. during the six months ended December 31, 2007 and had accumulated significant losses and other unused tax assets prior to 2007.  The significant majority of the Company’s tax attributes are in the U.S., and thus will continue to maintain a full valuation allowance on its tax benefits in this jurisdiction until profitability has been sustained in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized.  For jurisdictions outside the U.S., the Company has determined that the realization of future tax assets meets the more likely than not criteria as a result of both demonstrated historical profitability as well as expected future profitability. A significant decrease in the Company’s valuation allowance would result in an immediate material income tax benefit and an increase in total assets and stockholders’ equity and could have a significant impact on the Company’s earnings in future periods.

Based upon the cumulative history of earnings before taxes for certain non-U.S. subsidiaries for financial reporting purposes over a 12-quarter period and an assessment of the Company’s expected future results of operations, during the second quarter of 2008, the Company determined that it is more likely than not that it would be able to realize a portion of its non-U.S. deferred tax assets.  As a result, during the second quarter of 2008, the Company released a total of $2.6 million of

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

its non-U.S. deferred tax asset valuation allowance.  All of the $2.6 million valuation allowance release was recorded as a benefit to the provision for income tax on the Company’s condensed consolidated statements of operations.

In July 2006, the Financial Accounting Standard Board (FASB) issued Interpretation No. 48, “Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity recognizes a tax benefit when it is “more likely than not,” based on the technical merits, that the position would be sustained upon examination by a taxing authority.  The amount to be recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position is recorded in the period in which the change occurs.

Upon the adoption of FIN 48 on July 1, 2007, the amount of unrecognized tax benefits was $21.9 million of which $12.8 million could impact the effective tax rate upon settlement.  The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months from the balance sheet date.  Prior to July 1, 2007, the Company classified all income taxes payable as a current liability. Under FIN 48, the Company is required to classify those obligations that are expected to be paid or settled within the next twelve months as a current obligation and the remainder as a non-current obligation. As of December 31, 2007, the Company classified $6.0 million of uncertain tax position liability as non-current obligations within other liabilities and $8.8 million as accrued expenses and other current liabilities.

The Company’s U.S. and foreign tax returns are subject to periodic compliance examinations by various local and national tax authorities through periods as statutorily defined in the applicable jurisdictions. Years prior to 2004 are closed in the U.S. subject to the utilization of net operating loss carry forwards generated in those earlier periods.  To the extent those attributes are utilized in future periods statutes for the earlier periods will remain open and subject to examination.  The Company’s operating entities in Canada are subject to audit from the year 2000 and forward, in the United Kingdom from 2006 and forward, and other international subsidiaries from 2002 and forward.  In connection with examinations of tax filings, uncertain tax positions may arise from differing interpretations of applicable tax laws and regulations relative to the amount, timing or proper inclusion or exclusion of revenues, expenses and taxable income or loss.  For periods that are subject to examination, the Company has asserted and unasserted potential assessments that are subject to final tax settlements.

The Company has historically accounted for interest and penalties related to uncertain tax positions as part of its provision for income taxes.  Following adoption of FIN 48, the Company continues this policy of classification.  As of December 31, 2007, the Company had accrued $7.5 million of interest and $0.7 million of penalties related to uncertain tax positions.

6.  Secured Borrowings and Collateralized Receivables

The Company has historically transferred customer installment and trade receivables to financial institutions that have been accounted for as secured borrowings.  The transferred receivables serve as collateral under the receivable sales facilities.

At December 31, 2007 and June 30, 2007, receivables totaling $206.1 million and $245.1 million, respectively, were pledged as collateral for the secured borrowings.  The secured borrowings totaled $190.0 million and $206.2 million as of December 31, 2007 and June 30, 2007, respectively.  The collateralized installment receivables are presented at their net present value.  The interest rates implicit in the installment receivables for both the six months ended December 31, 2007 and 2006 ranged from 5.0% to 9.0%.  The Company recorded $8.9 million and $8.1 million of interest income associated with the collateralized receivables for the six months ended December 31, 2007 and 2006, respectively, and recognized $8.6 million and $8.7 million of interest expense associated with the secured borrowings for the six months ended December 31, 2007 and December 31, 2006, respectively.  Proceeds from and payments on the secured borrowings are presented as financing activities in the condensed consolidated statements of cash flows.  Reductions of secured borrowings are recognized as financing cash flows upon payment to the financial institution, and operating cash flows from collateralized receivables are recognized upon customer payment of amounts due.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Traditional Programs

The Company has arrangements (Traditional Programs) to transfer certain of its receivables to three financial institutions at the mutual agreement of the Company and the respective financial institution for each such customer receivable.  The transfer of customer receivables under these programs has been accounted for as secured borrowings.  The Company received cash proceeds of $53.5 million and $60.0 million for the six months ended December 31, 2007 and 2006, respectively, related to these programs.

The total collateralized receivables for the Traditional Programs approximate the amount of the secured borrowings recorded in the condensed consolidated balance sheets.  The collateralized receivables earn interest income and the secured borrowings accrue borrowing costs at approximately the same interest rates.  When cash is received from a customer by the Company, the collateralized receivable balance is reduced and the related secured borrowing is reclassified to an accrued liability for amounts the Company must remit to the financial institution.  The accrued liability is reduced when payment is remitted to the financial institutions.  The terms of the customer accounts receivable range from amounts that are due within 30 days to installment receivables that are due over five years.  The Company acts as the servicer for the receivables in one of the three arrangements.

Under the terms of the Traditional Programs, the Company has transferred the receivables to the financial institutions with limited financial recourse.  Potential recourse obligations are primarily related to one program that requires the Company to pay interest to the financial institution when the underlying customer has not paid by the installment due date.  This recourse is limited to a maximum period of 90 days after the due date.  The amount of installment receivables that had this potential recourse obligation was $65.8 million and $51.5 million at December 31, 2007 and June 30, 2007, respectively.  In addition, the Company had recourse obligations under the Bank of America program totaling $0.7 million at December 31, 2007 if the underlying installment receivable is not paid by the customer.  This recourse obligation is in the form of a deferred payment by the financial institution that is withheld until customer payments are received.

In the ordinary course of the Company acting as a servicing agent for receivables transferred to Silicon Valley Bank (SVB), we regularly receive funds from customers that are processed and remitted onward to SVB.  While in the Company’s possession, these cash receipts are contractually owned by SVB and are held by the Company in trust for their benefit until remitted to the bank.  Cash receipts held for the benefit of SVB recorded in our cash balances and current liabilities totaled $0.6 million and $2.8 million as of December 31, 2007 and June 30, 2007, respectively.  Such amounts are restricted from use by the Company.

In June 2008, the Company paid the outstanding amount under the Bank of America program at its carrying value of $2.7 million inclusive of a one percent pre-payment penalty.

Securitization of Accounts Receivable

The Fiscal 2005 and Fiscal 2007 Securitizations, as described below, include collateralized receivables whose value exceeds the related borrowings from the financial institutions.  The Company receives and retains the right to collections on these securitized receivables after all borrowing and related costs are paid to the financial institutions.  The financial institutions’ rights to repayment are limited to the payments received from the collateralized receivables.  The carrying value of the collateralized receivables at December 31, 2007 and June 30, 2007 under these arrangements was $25.0 million and $61.9 million, respectively, and the secured borrowings totaled $12.6 million and $25.8 million, respectively.  The collateralized receivables earn interest income and the secured borrowings result in interest expense.  The secured borrowings incur a higher interest rate than the implicit rates in the receivables due to the credit rating of the receivables collateralized under the borrowings.  The Company acts as the servicer under both of these arrangements and the customer collections are used to repay the secured borrowings, interest and related costs.

Fiscal 2005 Securitization

On June 15, 2005, the Company securitized and transferred installment receivables (Fiscal 2005 Securitization) with a net carrying value of $71.9 million and received cash proceeds of $43.8 million.  This transfer did not meet the criteria for a sale and has been accounted for as a secured borrowing. These borrowings are secured by collateralized receivables and the debt and borrowing costs are repaid as the receivables are collected.

In December 2007, the Company paid the outstanding amount of the Fiscal 2005 Securitization at its carrying value of $4.2 million.  Unamortized debt issue costs totaling $0.1 million were charged to expense at the time.  The payment resulted in a reclassification from the current portion of collateralized receivables to accounts receivable and to current installment receivables of $7.2 million and $10.2 million, respectively, and a reclassification $9.8 million from non-current collateralized receivables to non-current installment receivables.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2007 Securitization

On September 29, 2006, the Company entered into a three year revolving securitization facility and securitized and transferred installment receivables (Fiscal 2007 Securitization) with a net carrying value of $32.1 million and received cash proceeds of $20.0 million.  This transfer did not meet the criteria for a sale and has been accounted for as a secured borrowing. These borrowings are secured by collateralized receivables and the debt and borrowing costs are repaid as the receivables are collected.  The Company capitalized $1.1 million of debt issuance costs associated with this transaction and these costs are being recognized in interest expense using the effective interest method.

The Company had been in violation of certain covenants related to the Fiscal 2007 Securitization due to the delay in filing its financial statements with the SEC and other violations.  The secured borrowings under this arrangement have been classified in the current portion of secured borrowings.  In March 2008, the Company paid the outstanding amount of the Fiscal 2007 Securitization at its carrying value of $12.2 million plus a termination fee of $0.8 million, and future borrowings under this securitization are no longer available.  Unamortized debt issuance costs totaling $0.5 million were charged to expense at that time.

Secured Borrowing Balances

The secured borrowings consist of the following at December 31, 2007 and June 30, 2007 (in thousands):

	December 31,	June 30,
	2007	2007
Traditional Programs – weighted average interest rate of 7.7% at December 31, 2007 and 7.5% at June 30, 2007	$177,423	$180,314
Fiscal 2005 Securitization – interest rate of 13%	—	9,072
Fiscal 2007 Securitization – interest rate of 8.4% at December 31, 2007 and 9.3% at June 30, 2007	12,597	16,764
Total secured borrowings	190,020	206,150
Less current portion	(70,199)	(101,826)
	$119,821	$104,324

The cash payments on the collateralized receivables fund the secured borrowing payments, and the Company retains payments received on collateralized receivables which are in excess of the secured borrowings.  The Company has no future cash obligations other than the limited recourse obligations noted above.

7.  Derivative Instruments and Hedging

Forward foreign exchange contracts are used by the Company to offset certain installment and accounts receivable cash flow exposures resulting from changes in foreign currency exchange rates. Such exposures have resulted from installments receivable that are denominated in foreign currencies, primarily the Euro, Japanese Yen, Canadian Dollar and the British Pound Sterling.

The Company records its foreign currency exchange contracts at fair value and gains or losses on these contracts are recognized in foreign currency exchange gain (loss). During the three and six months ended December 31, 2007, the Company recognized a net gain of $0.5 million and a net loss of $0.6 million, respectively. During the three and six months ended December 31, 2006, the Company recorded net losses of $0.6 million and $0.2 million, respectively.

The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of December 31, 2007. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	Notional Contract Amount	Fair Value (Loss) Gain
	(In thousands)
Euro	$30,998	$(1,023)
British Pound Sterling	6,930	78
Japanese Yen	4,506	(152)
Canadian Dollar	1,803	(37)
Swiss Franc	279	(10)
	$44,516	$(1,144)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Other Liabilities

Other liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	December 31, 2007	June 30, 2007
Restructuring accruals	$13,648	$10,255
Tax liabilities	8,321	—
Other	7,191	5,787
Total	$29,160	$16,042

9.  Stock-Based Compensation Plans

General Award Terms

The Company issues stock options to its employees and outside directors and restricted stock units to its employees pursuant to stockholder approved stock plans. Options are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant: those options generally vest over four years and have 7 or 10 year contractual terms. Restricted stock units generally vest over four years (if performance conditions are met in certain cases). The Company discontinued its employee stock purchase plan as of June 30, 2007.

Stock Compensation

The Company recognizes compensation expense on a straight-line basis over the requisite service period for time vested awards.  For awards that vest based on performance conditions, the Company uses the accelerated model for graded vesting awards.  Typically, the Company’s stock-based compensation is accounted for as equity instruments, however, as a result of the second quarter fiscal 2008 stock option modification (described below), a small number of awards were granted which were liability classified.  The balance of the liability classified awards as of December 31, 2007 was $0.3 million.  The Company’s policy is to issue new shares upon exercise of stock-based compensation awards.  Stock-based compensation expense for the three and six months ended December 31, 2007 and 2006 is included in the following categories (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Recorded as expense:
Cost of service and other	$482	$353	$805	$663
Selling and marketing	1,312	1,026	2,046	1,647
Research and development	402	391	846	590
General and administrative	1,592	1,227	2,593	1,838
	3,788	2,997	6,290	4,738
Capitalized computer software development costs	—	2	—	57
Total stock-based compensation	$3,788	$2,999	$6,290	$4,795

In connection with the Company’s failure timely to file its reports under the Securities Exchange Act of 1934 and consequent lack of an effective registration statement covering shares issuable in connection with certain equity grant awards, in December 2007 the Board of Directors voted to extend the period of time within which such awards may be exercised.  With that modification and in accordance with SFAS 123(R), “Share Based Payment”, the fair values of outstanding stock option awards were re-measured. As a result, the stock option modification resulted in incremental compensation cost of $1.5 million which was recorded during the second fiscal quarter of 2008.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  Net Income (Loss) Per Common Share

Basic income per share was determined by dividing income attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing income attributable to common shareholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options and warrants, based on the treasury stock method, convertible preferred stock based on the if-converted method, and other commitments to be settled in common stock.  The calculations of basic and diluted net income per share attributable to common shareholders and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended, December 31,		Six Months Ended, December 31,
	2007	2006	2007	2006
Income attributable to common shareholders	$9,258	$20,685	$255	$15,351
Plus: Impact of assumed conversion of Series D preferred stock	—	3,408	—	7,144
Net income (loss)	$9,258	$24,093	$255	$22,495

Basic weighted average shares outstanding	89,602	57,059	89,299	54,930
Diluted weighted average shares outstanding	94,730	90,534	94,297	90,677
Basic income per share attributable to common shareholders	$0.10	$0.36	$0.00	$0.28
Diluted income per share attributable to common shareholders	$0.10	$0.27	$0.00	$0.25

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive at the balance sheet date (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Employee equity awards and warrants	722	2,773	1,505	2,640

11.  Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three and six months ended December 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended, December 31,		Six Months Ended, December 31,
	2007	2006	2007	2006
Net income (loss)	$9,258	$24,093	$255	$22,495
Foreign currency translation adjustments	(1,509)	3,098	93	3,343
Total comprehensive income	$7,749	$27,191	$348	$25,838

12.  Restructuring Charges

During the three and six months ended December 31, 2007, the Company recorded $1.3 million and $8.5 million, respectively, in restructuring charges, primarily related to the relocation of the Company’s corporate headquarters under the May 2007 restructuring plan discussed below.

At December 31, 2007, total restructuring liabilities for all plans included $0.1 million for employee severance, benefits, and related costs and $18.3 million for the closure or vacating facilities. Management anticipates that payments of $4.8 million will be made over the next twelve months with the remaining $13.6 million paid through 2012.  These costs have been recorded in accrued expenses and other liabilities within the condensed consolidated balance sheet.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a) Restructuring charges originally arising in the three months ended June 30, 2007

In May 2007, the Company initiated a plan to relocate its corporate headquarters from Cambridge to Burlington, Massachusetts.  The relocation resulted in the Company ceasing to use its prior corporate headquarters, subleasing the space to a third party, and relocating to a new facility.  During the year ended June 30, 2007, the Company recorded a charge of $0.1 million associated with the relocation of certain departments to temporary space.  The closure and relocation actions resulted in an aggregate charge of approximately $6.3 million during the six months ended December 31, 2007.

As of December 31, 2007, there was $5.5 million in accrued expenses relating to the remaining lease payments.  During the six months ended December 31, 2007, the following activity was recorded (in thousands):

Fiscal 2007 Restructuring Plan	Closure/ Consolidation of Facilities
Accrued expenses, July 1, 2007	$—
Restructuring charge	6,212
Restructuring charge—Accretion	109
Payments	(783)
Accrued expenses, December 31, 2007	$5,538
Expected final payment date	September 2012

(b)  Restructuring charges originally arising in the three months ended June 30, 2005

In May 2005, the Company initiated a plan to consolidate several corporate functions and to reduce its operating expenses. The plan resulted in headcount reductions and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million in the fourth quarter of fiscal 2005. During the years ended June 30, 2006 and 2007, the Company recorded an additional $1.8 million and $4.6 million, respectively, related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. During the six months ended December 31, 2007, the Company recorded an additional $0.8 million primarily in severance and relocation expenses for employees that were notified or relocation expenses that were incurred during the period.

Under this restructuring plan, the Company has made payments of $1.5 million during the 6 months ended December 31, 2007 for charges related to the closure of certain offices and the relocation of certain employees. The Company expects that the remaining charges to be incurred will be approximately $0.8 million and that the plan will be completed by March 2008.

As of December 31, 2007, there was less than $0.1 million in accrued expenses relating to the remaining severance and facility obligations. During the six months ended December 31, 2007, the following activity was recorded (in thousands):

Fiscal 2005 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2007	$—	$688	$688
Restructuring charge	266	555	821
Payments	(225)	(1,231)	(1,456)
Accrued expenses, December 31, 2007	$41	$12	$53
Expected final payment date	March 2008	March 2008

(c)  Restructuring charges originally arising in the three months ended June 30, 2004

In June 2004, the Company initiated a plan to reduce its operating expenses including the consolidation of facilities, headcount reductions, and the termination of operating leases. These actions resulted in an aggregate restructuring charge of $23.5 million, in the fourth quarter of fiscal 2004. During the year ended June 30, 2005, the Company recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. In addition, the Company recorded $0.4 million in restructuring charges related to the accretion of the discounted restructuring accrual and a $0.8 million decrease to the accrual related to changes in estimates of severance benefits and sublease terms. During the year ended June 30, 2006 and 2007, the Company recorded a $0.7 million increase and a

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$0.2 million decrease, respectively, to the accrual primarily due to a change in the estimate of future operating costs and sublease assumptions associated with the facilities.  During the six months ended December 31, 2007, the Company recorded an additional $1.4 million expense primarily related to changes in the estimates of future operating costs associated with the facilities.

As of December 31, 2007, there was $5.4 million in accrued expenses primarily relating to the remaining severance obligations and lease payments. During the six months ended December 31, 2007, the following activity was recorded (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2007	$4,959	$92	$5,051
Restructuring charge	1,305	(13)	1,292
Restructuring charge—Accretion	139	—	139
Payments	(1,007)	(27)	(1,034)
Accrued expenses, December 31, 2007	$5,396	$52	$5,448
Expected final payment date	September 2012	June 2008

(d)  Restructuring charges originally arising in the three months ended December 31, 2002

In October 2002, management initiated a plan to reduce operating expenses which resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.7 million. During fiscal 2005, 2006, and 2007, the Company recorded a $7.0 million increase, a $1.0 million increase, and a $0.2 million decrease, respectively, to the accrual primarily due to a change in the estimate of the facility vacancy term, extending to the term of the lease. During the six months ended December 31, 2007, the Company reduced expense by $0.1 million primarily related to changes in the estimates of future operating costs associated with the facilities.

As of December 31, 2007, there was $7.1 million in accrued expenses relating to the remaining lease payments. During the six months ended December 31, 2007, the following activity was recorded (in thousands):

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities
Accrued expenses, July 1, 2007	$8,043
Restructuring charge — change in estimate	(122)
Payments	(853)
Accrued expenses, December 31, 2007	$7,068
Expected final payment date	September 2012

(e) Restructuring charges originally arising in the three months ended June 30, 2002

In the fourth quarter of fiscal 2002, management initiated a plan to reduce operating expenses and to restructure operations around the Company’s two primary product lines at the time, engineering software and manufacturing/supply chain software. The Company reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $13.2 million.

As of December 31, 2007, there was $0.3 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the six months ended December 31, 2007, the following activity was recorded (in thousands):

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2002 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2007	$384	$48	$432
Restructuring charge	66	—	66
Payments	(173)	—	(173)
Accrued expenses, December 31, 2007	$277	$48	$325
Expected final payment date	September 2012	March 2008

13.  Commitments and Contingencies

(a) FTC settlement and Related Honeywell Litigation

In December 2004, the Company entered into a consent decree with the Federal Trade Commission (FTC), with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that the Company’s acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, the Company entered into an agreement with Honeywell International, Inc. on October 6, 2004 (Honeywell Agreement), pursuant to which the Company transferred its operator training business and its rights to the intellectual property of various legacy Hyprotech products. In addition, the Company transferred its AXSYS product line to Bentley Systems, Inc.

On December 23, 2004, the Company and its subsidiaries completed the transactions contemplated by the Honeywell Agreement.  Under the terms of the transactions:

•                  the Company agreed to a cash payment of approximately $6.0 million from Honeywell in consideration of the transfer of the Company’s operator training services business, the Company’s covenant not-to-compete in the operator training business until the third anniversary of the closing date, and the transfer of ownership of the intellectual property of the Company’s Hyprotech engineering products, $1.2 million of which was held back by Honeywell and may be released upon the resolution of any adjustments for uncollected billed accounts receivable and unbilled accounts receivable.

•                  the Company transferred and Honeywell assumed, as of the closing date, approximately $4.0 million in accounts receivable relating to the operator training business; and

•                  the Company entered into a two-year support agreement with Honeywell under which the Company agreed to provide Honeywell with source code to new releases of the Hyprotech products provided to customers under standard software maintenance services agreements.

The Honeywell transaction resulted in a deferred gain of $0.2 million, which was amortized over the two-year life of the support agreement, and was subject to a potential increase of the gain of up to $1.2 million upon resolution of the holdback payment issue, which is discussed below.

The Company is subject to ongoing compliance obligations under the FTC consent decree. The Company has been responding to numerous requests by the Staff of the FTC for information relating to the Staff’s investigation of whether the Company has complied with the consent decree.  In addition, the Company has met with several of the FTC Commissioners and Staff members to discuss the Staff’s investigation, and the FTC referred a recommendation to the Consumer Litigation Division (the “Division”) of the U.S. Department of Justice that the Division commence litigation against the Company relating to its alleged failure to comply with certain aspects of the decree.  A decision is still pending at the Division on whether to pursue litigation, and no action has been filed.  Although the Company believes that it has complied with the consent decree and that the assertions by the FTC Staff are without merit, the Company is engaged in settlement discussions with the FTC Staff regarding this matter.   If the Company and the FTC are unable to reach a settlement on terms acceptable to the Company, litigation or administrative proceedings may ensue, in which case the Company could be required to pay substantial legal fees and, if the FTC or a court were to determine that the Company has not complied with its obligations under the consent decree, the Company could be subject to one or more of a variety of penalties, fines, injunctive relief and other remedies, any of which might materially limit the Company’s ability to operate under its current business plan, which could have a material adverse effect on the Company’s operating results, cash flows and financial position.

In March 2007, the Company was served with a complaint and petition to compel arbitration filed by Honeywell in New York State Supreme Court. The complaint alleges that the Company failed to comply with its obligations to deliver certain technology under the Honeywell Agreement referred to above, that the Company owes approximately $800,000 to Honeywell under the Honeywell Agreement, and that Honeywell is entitled to some portion of the $1.2 million holdback

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

retained by Honeywell under the holdback provisions of the Honeywell Agreement, plus unspecified monetary damages.  In accordance with the Honeywell Agreement, certain of Honeywell’s claims relating to the holdback were the subject of a proceeding before an independent accountant, who determined in December 2008 that the Company was entitled to a portion of the holdback.  Although the Company believes many of Honeywell’s claims to be without merit and intends to defend the claims vigorously, the Company and Honeywell have engaged in settlement negotiations. If the Company and Honeywell are unable to reach a settlement on terms acceptable to the Company, it is possible that the litigation and resolution of the claims may have an adverse impact on the Company’s operating results, cash flows and financial position.

(b) Other Litigation

SEC action and U.S. Attorney’s office criminal complaint

In January 2007, the SEC filed civil enforcement complaints in the United States District Court in and for the District of Massachusetts alleging securities fraud and other violations against three of the Company’s former executive officers, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in the Company’s originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which was restated in March 2005 (the Company and each of these former executive officers had also received “Wells Notice” letters of possible enforcement proceedings by the SEC in June and July 2006).  On the same day the SEC complaints were filed, the U.S. Attorney’s Office for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of those transactions. Mr. McQuillin pled guilty in March 2007 and was sentenced in October 2007.  On November 12, 2008, Mr. McQuillin and Mr. Evans entered into final settlements of the civil enforcement actions with the SEC without admitting or denying liability, and the Court also entered a stay of discovery in Ms. Zappala’s case inasmuch as the parties had reached an “agreement in principle” to settle that matter as well.

As previously disclosed, on July 31, 2007, the Company entered into a settlement order with the SEC relating to the Wells Notice received by the Company.  No enforcement action was filed by the SEC against the Company, and under the Wells Notice settlement order, the Company agreed to cease and desist from violations of certain provisions of the federal securities laws, and to comply with certain undertakings.  No civil penalty was assessed by the SEC in connection with that settlement order, and the Company did not admit or deny any wrongdoing in connection with the settlement order.

The SEC enforcement complaints and the U.S. Attorney’s Office criminal action were not filed against the Company or any of its current officers or directors, but only against the former executive officers referenced above. The Company can provide no assurance, however, that the U.S. Attorney’s Office, the SEC or another regulatory agency will not file an enforcement complaint against the Company, its officers and employees or additional former officers and employees in connection with the consolidated financial statements that were restated in March 2005.  Any such enforcement action or similar proceeding could have a material adverse effect on the Company’s financial position and results of operation.

Class action and opt-out claims

In March 2006, the Company settled class action litigation, including related derivative claims, arising out of the restated consolidated financial statements that include the periods referenced in the SEC enforcement action and the criminal complaint discussed above. Members of the class who opted out of the settlement, representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period, may bring or have brought their own state or federal law claims against the Company, referred to as opt-out claims.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Those actions are:

•                  Blecker, et al. v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, which is an ‘‘opt out’’ claim asserted by persons who received 248,411 shares of the Company’s common stock in an acquisition;

•                  Feldman v. Aspen Technology, Inc., et al., filed on July 17, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-3021-BLS2 in that court, which is an ‘‘opt out’’ claim asserted by an individual who received 323,324 shares of the Company’s common stock in an acquisition; and

•                  380544 Canada, Inc., et al. v. Aspen Technology, Inc., et al., filed on February 15, 2007 in the federal district court in Manhattan and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, which is a claim asserted by persons who purchased 566,665 shares of the Company’s common stock in a private placement.

On October 17, 2008, the plaintiffs in the Blecker action described above filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., Civ. A. No. 08-4625-BLS1 (Blecker II).  The sole claim in Blecker II is based on the Massachusetts Uniform Securities Act, and plaintiffs have indicated that if they are granted leave to assert that claim in the original Blecker action, they will voluntarily dismiss Blecker II.

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

On April 12, 2005, the Company received a letter on behalf of a purported stockholder, demanding that the board take actions substantially similar to those referenced in the Derivative Action. On February 28, 2006, the Company received a letter on behalf of the plaintiff in the Derivative Action, demanding that they take actions referenced in the Derivative Action complaint. The board responded to both of the foregoing letters that the board has taken the letters under advisement pending further regulatory investigation developments, which the board continues to monitor and with which the Company continues to cooperate. In its responses, the board also requested confirmation of each person’s status as one of the Company’s stockholders and, with respect to the most recent letter, also referred the purported stockholder to the March 2006 settlement in the class action.

Other

The Company is currently defending claims that certain of its software products and implementation services have failed to meet customer expectations. On May 11, 2007, one of the claims resulted in an arbitration award against the Company in the amount of $1.4 million for which the Company recognized an expense in fiscal

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2007, which was recorded in general and administrative expense.  The Company is defending another customer claim in excess of $5 million, as well as other general commercial claims. Although the Company is defending the claims vigorously, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect the Company’s results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

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

The Company has entered into agreements with other executive officers, providing for severance payments in the event that the executive is terminated by the Company other than for cause. Payments under these agreements consist of continuation of base salary for a period of 12 months, payment of pro rated incentive plan amounts and other benefits specified therein.

The Company maintains strategic alliance relationships with third parties, including resellers, agents and systems integrators (each an Agent) that market, sell and/or integrate the Company’s products and services. The cessation or termination of certain relationships, by the Company or an Agent, may subject the Company to material liability and/or expense. This material liability and/or expense includes potential payments due upon the termination or cessation of the relationship by either the Company or an Agent (which may be triggered by a change in control of either party), costs related to the establishment of a direct sales presence or development of a new Agent in the territory. No such events of termination or cessation have occurred through December 31, 2008.  The Company is not able to reasonably estimate the amount of any such liability and/or expense if such event were to occur, given the range of factors that could affect the ultimate determination of the liability including possible claims related to the validity of the arrangements or contract terms. Actual payments from an event could be in the range of zero to $30 million. If the Company reacquires the territorial rights for an applicable sales territory and establishes a direct sales presence, future commissions otherwise payable to an Agent for existing customer maintenance contracts and other intangible assets may be assumed from the Agent. If any of the foregoing were to occur, the Company may be subject to litigation and liability such that operating results, cash flows and financial condition could be materially and adversely affected.

14.  Preferred Stock

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

On May 16, 2006, the Holders of the Series D-1 Preferred converted 30,000 shares into 3,000,000 shares of common stock.  In December 2006, the holders of the Series D-1 Preferred converted their remaining 270,300 shares into 27,030,000 shares of common stock .  In December 2006, the Company announced that it would redeem any shares of its Series D-2 Preferred that were not converted by their holders into common shares by January 30, 2007.  In January 2007, the remaining 63,064 shares of Series D-2 Preferred were converted by their holder into 6,306,400 shares of common stock.  The terms of the Series D-1 and D-2 Preferred required settlement of all accrued and unpaid dividends upon conversion of these shares into common stock and dividend accrual would cease upon such conversion.  Accordingly, the Company paid $2.4 million in May 2006 and $27.4 million in December 2006 to the holders of the Series D-1 Preferred for dividends accumulated at the date of conversion of the respective tranches of securities.  Additionally in January 2007, $6.6 million was paid to the holders of the Series D-2 Preferred for the dividends accumulated at the date of conversion.  As a result, all Series D preferred was

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

converted into common stock during fiscal 2006 and 2007 and no preferred stock was outstanding during the six months ended December 31, 2007.

In the accompanying condensed consolidated statements of operations, the accretion of preferred stock dividends and discount consist of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Accrual of dividends on Series D preferred stock	$—	$(2,575)	$—	$(5,387)
Accretion of discount on Series D preferred stock	—	(833)	—	(1,757)
Total	$—	$(3,408)	$—	$(7,144)

15.  Segment Information

Operating segments are defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”,  as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company has three operating segments: software licenses; maintenance and training; and consulting services. The Company also evaluates certain subsets of business segments by vertical industries as well as by product categories. The chief operating decision maker assesses financial performance and allocates resources based upon the three operating segments.

The license segment is engaged in the development and licensing of software.  The maintenance and training segment provides customers with a wide range of support services that include on-site support, telephone support, when and if available software updates and various forms of training to facilitate usage of the Company’s products.  The consulting services segment offers implementation, advanced process control, real-time optimization and other consulting services in order to provide its customers with complete solutions.

The accounting policies of the operating segments are described in the summary of significant accounting policies.

The results of the operating segments are as follows (in thousands):

	License	Maintenance and Training	Consulting Services	Total
Three Months Ended December 31, 2007—
Segment revenue	$37,579	$21,023	$15,617	$74,219
Segment expenses	15,965	3,455	11,383	30,803
Segment operating profit(1)	$21,614	$17,568	4,234	$43,416
Three Months Ended December 31, 2006—
Segment revenue	$60,461	$19,929	$15,604	$95,994
Segment expenses	14,796	4,150	11,162	30,108
Segment operating profit(1)	$45,665	$15,779	$4,442	$65,886
Six Months Ended December 31, 2007—
Segment revenue	$68,698	$41,581	$28,778	$139,057
Segment expenses	30,701	6,719	21,693	59,113
Segment operating profit(1)	$37,997	$34,862	$7,085	$79,944
Six Months Ended December 31, 2006—
Segment revenue	$88,579	$39,642	$31,938	$160,159
Segment expenses	28,345	7,402	22,175	57,922
Segment operating profit(1)	$60,234	$32,240	$9,763	$102,237

(1)                                  The Segment operating profits reported reflect only the expenses of the operating segment and do not contain an allocation for marketing, general and administrative, development and other corporate expenses incurred in support of the segments.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation to income (loss) before provision for income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
		(in thousands)
Total segment operating profit for reportable segments	$43,416	$65,886	$79,944	$102,237
Cost of license and amortization for technology related costs	(3,831)	(5,381)	(7,207)	(10,432)
Marketing	(3,401)	(3,662)	(7,723)	(8,412)
Research and development	(7,626)	(7,380)	(16,404)	(13,666)
General and administrative and overhead	(17,797)	(17,897)	(34,934)	(35,006)
Restructuring charges and FTC legal costs	(1,291)	(589)	(8,517)	(2,035)
Gain (loss) on sales and disposals of assets	120	(88)	100	(73)
Stock compensation	(3,788)	(2,997)	(6,290)	(4,738)
Corporate/executive bonuses	(1,732)	(3,372)	(3,278)	(3,372)
Foreign currency exchange gain	2,030	3,114	2,193	3,047
Interest and other income and expense	914	615	2,718	1,147
Income before provision for income taxes	$7,014	$28,249	$602	$28,697

Item 2.

Management’s Discussion and Analysis of Financial Condition

 and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business segments and significant trends. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our financial condition and results of operations.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. You should carefully review the risk factors described in “Item 1A. Risk Factors” of Part II below, other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended June 30, 2007, together with subsequent reports we have filed with the Securities and Exchange Commission on Forms 10-Q and 8-K, which may supplement, modify, supersede, or update those risk factors.  We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.

The following discussion and financial data give effect to the restatement discussed in Note 2 “Restatement of Condensed Consolidated Financial Statements,” to the condensed consolidated financial statements included in this Form 10-Q. Our fiscal year ends on June 30, and references in this Form 10-Q to a specific fiscal year are the twelve months ended June 30 of such year (for example, “fiscal 2008” refers to the year ending June 30, 2008).

Business Overview

We are a leading supplier of integrated software and services to the process industries, which consist of oil and gas, petroleum, chemicals, pharmaceuticals and other industries that manufacture and produce products from a chemical process. We provide a comprehensive, integrated suite of software applications that utilize proprietary empirical models of chemical manufacturing processes to improve plant and process design, economic evaluation, production, production planning and scheduling, and operational performance, and an array of services designed to optimize the utilization of these products by our customers.  We are organized into three operating segments: software licenses, maintenance and training, and consulting services.  Each of these operating segments has unique characteristics and faces different opportunities and challenges.  Although we report our actual results in U.S. Dollars, we conduct a significant number of transactions in currencies other than U.S. Dollars.  Therefore, we present constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations.  An overview of our three operating segments follows.

Software Licenses

Our solutions are focused on three primary business areas of our customers: engineering, plant operations, and supply chain management, and are delivered both as stand-alone solutions and as part of the integrated aspenONE product suite. The aspenONE framework enables our products to be integrated in modular fashion so that data can be shared among such products and additional modules can be added as the customer’s requirements evolve. The result is enterprise-wide access to real-time, model-based information designed to enable manufacturers to forecast or simulate the economic impact of potential actions and make better, faster and more profitable operating decisions.  The first version of the aspenONE suite was delivered in 2004. Since that time, each major software release was designed to increase the level of integration and functionality across the product portfolio.

•                  Engineering    In the process industries, maximizing profit begins with optimal design. Process manufacturers must be able to address a variety of challenging questions relating to strategic planning, collaborative engineering and debottlenecking and process improvement—from where they should locate their facilities, to how they can make their products at the lowest cost, to what is the best way to operate for maximum efficiency. To address these issues, they must improve asset optimization to enable faster, better execution of complex projects. Our engineering solutions help companies maximize their return on plant assets and enable collaboration with engineers on common models and projects.

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

Our engineering tools are based on an open environment and are implemented on Microsoft’s operating systems. Implementation of our engineering products does not typically require substantial consulting services, although services may be provided for customized model designs, process synthesis and energy management analyses.

•                 Plant operations   Our plant operations products focus on optimizing companies’ day-to-day process industry activities, enabling them to make better, more profitable decisions and improve plant performance. The process industries’ typical production cycle offers many opportunities for optimizing profits. Process manufacturers must be able to address a wide range of issues driving execution efficiency and cost, from selecting the right feedstock and raw materials, to production scheduling, to identifying the right balance among customer satisfaction, costs and inventory. Our plant operations products support the execution of the optimal operating plan in real time. Our plant operations solutions include desktop applications, IT infrastructure and services that enable companies to model, manage and control their plants more efficiently, helping them to make better-informed, more profitable decisions. These solutions help companies make decisions that can reduce fixed and variable costs in the plant, improve product yields, procure the right raw materials and evaluate opportunities for cost savings and efficiencies in their operations.

•                  Supply chain management  Our supply chain management products enable companies to reduce inventory and increase asset efficiency by giving them the tools to optimize their supply chain decisions from choosing the right raw materials to delivering finished product in the most cost-effective manner. The ever-changing nature of the process industries means new profit opportunities can appear at any time. To identify and seize these opportunities, process manufacturers must be able to increase their access to data and information across the value chain, optimize planning and collaborate across the value chain, and detect and exploit supply chain opportunities. Our supply chain management solutions include desktop applications, IT infrastructure and services that enable manufacturers to operate their plants and supply chains more efficiently, from customer demand through manufacturing to delivery of the finished product. These solutions help companies to reduce inventory carrying costs, respond more quickly to changes in market conditions and improve customer service.

Because license and implementation fees for our software products are substantial and the decision to purchase our products typically involves members of our customers’ senior management, the sales process for our solutions is lengthy and can exceed one year. Accordingly, the timing of our license revenues is difficult to predict.  Additionally, we derive a majority of our total revenues from companies in or serving the oil and gas, chemicals, petrochemicals and petroleum industries. Accordingly, our future success depends upon the continued demand for manufacturing optimization software and services by companies in these process manufacturing industries. The oil and gas, chemicals, petrochemicals and petroleum industries are highly cyclical and highly reactive to the price of oil, as well as general economic conditions.

Adverse changes in the economy and global economic and political uncertainty have previously caused delays and reductions in information technology spending by our customers and a consequent deterioration of the markets for our products and services, particularly our manufacturing/supply chain product suites. If adverse economic conditions occur, such as the current worldwide economic crisis, we could experience reductions, delays and postponements of customer purchases that will negatively impact our revenue and operating results.  At a minimum, these conditions will make it very difficult for us to forecast our future revenues.

Finally, many of our license transactions are very large and/or complex and the criteria in U.S. GAAP applicable to software revenue recognition are equally complex, thus, resulting in the risk that license bookings may not translate into recognized revenue in the same period of the booking.

Our software license business represented 56% of our total revenues on a trailing four quarter basis.  We have continued to grow the installed base of software license and increased the total value of signed license contracts on a year over year basis.  In the second quarter of fiscal 2008, we closed two significant contracts with a net present value totaling $23.8 million that were recorded as part of deferred revenue because certain specific revenue recognition criteria were not met as of December 31, 2007. Of this balance, the Company expects to recognize revenues of $17.2 million in the first quarter of fiscal 2009, $0.2 million in the second quarter of fiscal 2009, $1.1 million in the remainder of fiscal 2009 and $5.1 million in fiscal 2010.  There was no comparable revenue deferral in the second quarter of fiscal 2007.

Maintenance and Training

Our maintenance business consists primarily of providing customer technical support and access to software fixes and upgrades, when and if they become available.  Our customer technical support services are provided throughout the world by our eight global call centers as well as via email and through our support website.  Our training business consists of a variety of different types of training solutions ranging from public and onsite training, to customized training sessions which can be tailored to fit customer needs.

Revenues generated by our maintenance and training business represented 25% of our total revenues on a trailing four quarter basis and are closely correlated to changes in our installed base of software licenses.  The majority of our customers renew their support contracts when eligible to do so, and the majority of new software license contracts sold include a maintenance component.

Consulting Services

Our consulting services business focuses on two types of services:

•                  Application implementation is focused on the timely implementation of aspenONE modules and other standalone products by focusing on designing, analyzing, debottlenecking and improving plant performance through continuous process improvements coupled with activities aimed at operating the plant safely and reliably while minimizing energy costs and improving yields and throughput.

•                  Systems integrations focused on minimizing IT cost of ownership while providing seamless integration to existing enterprise IT environments.

We offer consulting services consisting primarily of implementation and configuration services primarily associated with the deployment of our plant operations and supply chain management solutions. Customers have historically used our engineering and innovation solutions without implementation assistance.

Customers who obtain consulting services from us typically engage us to provide such services over periods of up to 24 months. We generally charge customers for consulting services, ranging from supply chain to on-site advanced process control and optimization services, on a fixed-price basis or time-and-materials basis.  The consulting services business represented 19% of our total revenues on a trailing four quarter basis, and has experienced lower margins than our other business segments.

Critical Accounting Estimates and Judgments

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles.  The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•     revenue recognition for both software licenses and fixed-fee consulting services;

•     impairment of long-lived assets, goodwill and intangible assets;

•     accounting for contingencies;

•     accounting for income taxes;

•     allowance for doubtful accounts;

•     restructuring accruals; and

•     accounting for stock-based compensation.

With the exception of the below paragraphs that discuss the impact of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”, or FIN 48, on our critical accounting policy and estimates for accounting for income taxes, during the first and second quarters of fiscal 2008 there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2007 for a more complete discussion of our critical accounting policies and estimates.

Accounting for Income Taxes

Upon the implementation of FIN 48 on July 1, 2007, we had $7.4 million of deferred tax assets previously subject to a full valuation allowance which have been de-recognized upon adoption of FIN 48. These amounts did not result in an adjustment to the accumulated deficit at July 1, 2007 as a result of the full valuation allowance recorded against these deferred tax assets.  To the extent these previously unrecognized tax benefits are ultimately recognized, $12.8 million will affect the effective tax rate in a future period. The total amount of unrecognized tax benefits upon adoption was $21.9 million.

We have historically accounted for interest and penalties related to uncertain tax positions as part of our provision for income taxes.  Following adoption of FIN 48, we will continue this classification.  As of December 31, 2007, the Company had accrued $7.5 million of interest and $0.7 million of penalties related to uncertain tax positions.  Prior to July 1, 2007, we classified all income taxes payable as a current liability. Under FIN 48, we are required to classify those obligations that are expected to be paid within the next twelve months as a current obligation and the remainder as a non-current obligation. As of December 31, 2007, we had classified $6.0 million of uncertain tax position liability as non-current obligations within other liabilities.

At December 31, 2007, the Company has significant deferred tax assets, resulting from net operating loss carryforwards, tax credit carryforwards, and deductible temporary differences. The Company provides a full valuation allowance against its deferred tax assets in the United States, and a valuation allowance of $2.1 million against its net deferred tax assets of $5.0 million outside the U.S.  Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years, a current year to date loss in the U.S. and presently a significant amount of economic uncertainty relative to the world economy. Despite the Company’s consolidated profitability in the fiscal year ended June 30, 2007, and marginal profitability during the six months ended December 31, 2007, the Company was not profitable in the U.S. during the six months ended December 31, 2007.  The significant majority of the Company’s tax attributes are in the U.S., and thus will continue to maintain a full valuation allowance on its tax benefits until profitability has been sustained and in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized. A significant decrease in the Company’s valuation allowance would result in an immediate material income tax benefit and an increase in total assets and stockholders’ equity and could have a significant impact on the Company’s earnings in future periods.

Summary of Restructuring Accruals

During the three and six months ended December 31, 2007, we recorded $1.3 million and $8.5 million, respectively, in restructuring charges primarily related to the relocation of our corporate headquarters under the May 2007 restructuring plan discussed below.

At December 31, 2007, total restructuring liabilities for all plans included $0.1 million for employee severance, benefits, and related costs and $18.3 million for the closure or vacating facilities. We anticipate that payments of $4.8 million will be made over the next twelve months with the remaining $13.6 million paid through 2012.

Summary Restructuring Plans	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2007	$13,386	$828	$14,214
Restructuring charge	7,727	542	8,269
Restructuring charge—Accretion	248	—	248
Payments	(3,041)	(1,258)	(4,299)
Accrued expenses, December 31, 2007	$18,320	$112	$18,432
Expected final payment date	September 2012	March 2008

For additional information about our restructurings, see Note 12 to the condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2007 and 2006

The following table sets forth revenues of selected items reflected in our condensed consolidated statements of operations for the three and six months ended December 31, 2007 and December 31, 2006.

	Three Months Ended December 31,		$	Six Months Ended December 31,		$
	2007	2006	Change	2007	2006	Change

Revenues:
Software license	$37,579	$60,461	$(22,882)	$68,698	$88,579	$(19,881)
Service and other	36,640	35,533	1,107	70,359	71,580	(1,221)
Total Revenues	$74,219	$95,994	$(21,775)	$139,057	$160,159	$(21,102)

Software License Revenues

We ship software products within a short period after receipt of an order and typically do not have a material backlog of unfilled orders for software products. Consequently, revenues from software licenses in any quarter are substantially dependent on orders booked and shipped in that quarter.  Historically, a majority of each quarter’s revenues from software licenses has come from license agreements that have been entered into in the final weeks of the quarter, and the majority of our revenues are generated by a small number of large transactions; accordingly even a short delay in the consummation of an agreement may cause our revenues to vary from public, market, analyst, and investor expectations.

Software license revenues decreased by $22.9 million during the three months ended December 31, 2007, compared to the corresponding period of the prior year.  We closed two significant contracts with a net present value totaling $23.8 million in the second quarter of fiscal 2008 that were recorded as part of deferred revenue because certain specific revenue recognition criteria were not met as of December 31, 2007. Of this balance, we expect to recognize revenues of $17.2 million in the first quarter of fiscal 2009, $0.2 million in the second quarter of fiscal 2009, $1.1 million in the remainder of fiscal 2009 and $5.1 million in fiscal 2010.  There was no comparable revenue deferral in the second quarter of fiscal 2007.

During the six months ended December 31, 2007, software license revenues were $19.9 million lower compared to the corresponding period of the prior year.  This decrease was primarily a result of the revenue deferrals in the second quarter of fiscal 2008 discussed above, net of year over year growth of sales of our software licenses.

Service and Other Revenues

Service and other revenues are dependent upon a number of factors, including:

•                  the number, value and rate per hour of services transactions booked during the current and preceding periods;

•                  the number and availability of service resources actively engaged on billable projects;

•                  the timing of milestone acceptance for engagements contractually requiring customer sign-off;

•                  the timing of collection of cash payments when collectibility is uncertain;

•                  the timing of negotiating and signing maintenance renewals; and

•                  the size and comparison of both new sales and the installed base of license contracts.

During the three months ended December 31, 2007, maintenance and training revenues were $21.0 million compared to $19.9 million in the corresponding period of the prior year primarily due to continued growth of our installed base of maintenance contracts.  This growth was partially offset by decreases in consulting services revenue of $0.5 million.

Maintenance and training revenues were $41.6 million for the six months ended December 31, 2007, compared to $39.6 million in the corresponding period of the prior year.  The increase of $2.0 million was the result of the continued growth of our installed base of maintenance contracts.  This growth was offset by decreases in consulting services revenue, which were $28.3 million for the six months ended December 31, 2007 compared to $31.9 million for the corresponding period of the prior year.  The decrease in consulting services is primarily due to a $1.8 million decrease in reimbursable expenses included in revenue in the first quarter of fiscal 2008 compared to the corresponding period of the prior year.

The following table sets forth cost of revenues of selected items reflected in our condensed consolidated statements of operations for the three and six months ended December 31, 2007 and December 31, 2006 (in thousands).

	Three Months Ended December 31,		$	Six Months Ended December 31,		$
	2007	2006	Change	2007	2006	Change

Cost of Revenues:
Software license	$3,831	$3,709	$122	$7,207	$6,858	$349
Service and other	18,069	18,463	(394)	34,408	35,944	(1,536)
Amortization of technology related intangible assets	—	1,672	(1,672)	—	3,574	(3,574)
Total cost of revenues	$21,900	$23,844	$(1,944)	$41,615	$46,376	$(4,761)

Cost of Software Licenses

Costs of software licenses increased $0.1 million and $0.3 million, respectively, for the three and six months ended December 31, 2007, compared to the corresponding periods of the prior year.  Costs of software licenses are primarily comprised of royalties paid for third party products included in our products and amortization of internally developed software previously capitalized.  The majority of these costs are fixed and do not vary significantly relative to changes in revenue.

Cost of Service and Other

Costs of service and other decreased by $0.4 million and $1.5 million, respectively, during the three and six months ended December 31, 2007, compared to the corresponding periods of the prior year.  The decrease for the six months ended December 31, 2007 versus the same period in the prior fiscal year was primarily attributed to a reduction in sub-contractors and consulting personnel utilized of $1.2 million.

Amortization of Technology Related Intangible Assets

Technology related intangible assets consists of the value of technology purchased in connection with previous business acquisitions.  Amortization of technology related intangible assets decreased by 100% during the three and six months ended December 31, 2007, as compared to the corresponding periods of the prior year.  The related assets were fully amortized as of June 30, 2007.

Operating Expenses

The following table sets forth operating expenses and the percentages of total revenue for those operating expenses as reported in our condensed consolidated statements of operations (in thousands).

	Three Months Ended December 31,		$	%	Six Months Ended March 31,		$	%
	2007	2006	Change	Change	2007	2006	Change	Change

Operating Expenses:
Sales and marketing	$23,293	$22,118	$1,175	5.3%	$45,584	$43,328	$2,256	5.2%
Research and development	10,584	10,729	(145)	(1.4)%	22,261	19,219	3,042	15.8%
General and administrative	13,201	14,106	(905)	(6.4)%	25,489	24,625	864	3.5%
Restructuring charges	1,291	589	702	119.2%	8,517	2,035	6,482	318.5%
(Gain) loss on sale and disposal of assets	(120)	88	(208)	(236.4)%	(100)	73	(173)	(237.0)%
Total operating expenses	$48,249	$47,630	$619	1.3%	$101,751	$89,280	$12,471	14.0%

Sales and Marketing Expenses

Selling and marketing expenses increased by $1.2 million during the three months ended December 31, 2007, compared to the corresponding period of the prior year.  This was primarily attributable to a $0.9 million increase in personnel costs resulting from annual merit increases and an increase in headcount.

During the six months ended December 31, 2007, selling and marketing expenses increased by $2.3 million, compared to the corresponding period of the prior year.  This was primarily attributable to a $1.5 million increase in personnel costs resulting from annual merit increases and an increase in headcount and increases in tradeshow and marketing event costs of $0.6 million.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses related to the design, development, testing and enhancement of our products.  Expenses for the three months ended December 31, 2007 were consistent on a year over year basis and there were no significant changes in the composition of research and development expenses.

During the six months ended December 31, 2007, research and development expenses increased by $3.0 million compared to the corresponding period of the prior year.  The increase was primarily due to the capitalization of $3.1 million in the quarter ending September 30, 2006 for costs associated with a major product release in that period for which technological feasibility had previously been established.  There was no corresponding capitalization in the first six months of fiscal 2008.

General and Administrative Expenses

General and administrative expenses decreased by $0.9 million in the three months ended December 31, 2007 compared to the corresponding period of the prior year.  The decrease was primarily the result of lower legal fees of $1.6 million; lower office and related costs of $1.0 million resulting from the write-down of our initial investment in our ERP system in the second quarter of fiscal 2007; and lower bad debt expense of $0.7 million in the second quarter of fiscal 2008 resulting from improved credit and collection procedures.  These decreases were partially offset by an increase of $2.0 million of audit and professional fees associated with the completion of the restated fiscal 2007 financial statements which were filed in April 2008.

During the six months ended December 31, 2007, general and administrative expenses increased by $0.9 million, compared to the corresponding period of the prior year.  The increase is a result of higher professional fees associated with the restatement of our fiscal 2007 financial statements of $4.2 million and other increases of $0.7 million during fiscal 2008, partially offset by lower legal fees of $4.2 million from the six months ended December 31, 2006.

Restructuring Charges

Restructuring charges increased by $0.7 million during the three months ended December 31, 2007, compared to the corresponding period of the prior year.  The increase is a result of a change in assumptions due to a sub-lessee defaulting on a lease agreement.

During the six months ended December 31, 2007, restructuring charges increased $6.5 million compared to the corresponding period of the prior year.  Fiscal 2008 charges relate primarily to the relocation of our headquarters. (See the summary of restructuring accruals detailed above).

Interest Income

Interest income is earned from cash invested in highly liquid short term instruments, and from the accretion of interest for software licenses sold pursuant to long term installment payment contracts. Under these installment payment contracts, customers have the option to make annual payments over the license term or to make a single payment at the outset of the term. Historically, a substantial majority of customers have elected to make annual payments. The increase in interest income is due to the increases in our average cash balance as well as increases in installments receivable balances due from customers.  The increases in installments receivable balance are a result of the continued expansion of the installed base of our software products.  Interest income for the three months ended December 31, 2007 increased to $5.8 million from $5.4 million for the three months ended December 31, 2006 and for the six months ended December 31, 2007 increased to $11.9 million from $10.5 million for the six months ended December 31, 2006.

Interest Expense

We incur interest expense primarily on secured borrowings under our secured borrowing arrangements with unrelated financial institutions. Interest expense remained consistent for the three months ended December 31, 2007 increasing to $4.8 million from $4.7 million in the three months ended December 31, 2006.  For the six months ended December 31, 2007, interest expense decreased to $9.2 million from $9.3 million for the six months ended December 31,2006.  This decrease in interest expense resulted from a lower level of secured borrowings.

Foreign Currency Exchange Gain

Foreign currency exchange gains and losses are incurred as a result of:  the settlement of transactions denominated in foreign currencies; the remeasurement of intercompany accounts denominated in foreign currencies; and the impact of the mark to market adjustments related to our foreign currency derivatives, which reflect movement in exchange rates relative to the U.S. dollar. The revaluation adjustments are unrealized gains as the related intercompany balances typically have not settled in cash.  The increase in the three and six month periods ended December 31, 2007 compared to the same period in 2006 was primarily due to the further continued weakening of the U.S. dollar relative to the functional currencies of our subsidiaries.

Provision for Income Taxes

Our provision for income taxes relates primarily to the accrual of interest on uncertain tax positions, foreign withholding taxes, and income taxes attributable to our operating results in foreign jurisdictions.  Our effective tax rates were (32.0)% and 14.7% for the three months ended December 31, 2007 and 2006, respectively.  At December 31, 2007, we determined that it was more likely than not that some of our non-U.S. deferred tax assets would be realized based upon our positive cumulative operating results and our assessment of our expected future foreign operating results. As a result, we released a large portion of our valuation allowance on foreign deferred income taxes and recognized a discrete income tax benefit of $2.6 million in our statement of operations for the three and six months ended December 31, 2007.  Our effective tax rate in future periods will be affected by the geographic distribution of our earnings, the availability of tax credits, as well as the potential release of additional valuation allowances, primarily in the U.S., if we conclude it is more likely than not that the related tax benefits will be realized in the future.

Liquidity and Capital Resources

Resources

We historically have financed our operations through cash generated from operating activities, public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, borrowings secured by our installment receivable contracts and borrowings under bank credit facilities. As of December 31, 2007, we had cash and cash equivalents totaling $131.6 million. We believe our current cash balances, future cash flows from our operations, including collections of currently outstanding installments receivable, cash from future borrowings secured by installment receivable contracts, and cash available under line of credit arrangements will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, we may need to obtain additional financing thereafter or earlier if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

Operating Activities

For the six months ended December 31, 2007, operating activities provided $20.3 million of cash as compared to $22.7 million in the corresponding period of the prior year.  Sources of cash included: non-cash charges for depreciation, amortization and stock-based compensation of $12.2 million; an increase in deferred revenue of $22.5 million; a decrease in unbilled services of $2.5 million; and an increase in other liabilities of $4.5 million.  These sources of cash were partially offset by cash used for: a net increase in installments, collateralized and accounts receivable of $9.8 million; a decrease in accounts payable and accrued expenses and other current liabilities of $8.4 million; an increase in foreign currency gains of $1.4 million; and an increase in deferred income taxes of $2.6 million.

Financing Activities

For the six months ended December 31, 2007, cash used in financing activities was $15.8 million, primarily due to repayments net of proceeds from secured borrowings of $18.2 million, partially offset by $3.3 million received from the issuance of common stock and the exercise of employee stock options. The net repayments on secured borrowings include the settlement in December 2007 of the Fiscal 2005 Securitization described below for $4.2 million, and reflect our strategy to reduce our secured borrowings while maintaining a relatively consistent cash balance.

Borrowings collateralized by receivable contracts

Traditional Programs

We historically have maintained arrangements, which we refer to as our Traditional Programs, with financial institutions providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. Under our arrangements with General Electric Capital Corporation, Bank of America and Silicon Valley Bank (SVB), both parties must agree to enter into each transaction and negotiate the borrowing amount and interest rate secured by each receivable.  The customers’ payments of the underlying receivables fund the repayment of the related borrowing amount.  The weighted average interest rate on the secured borrowings was 7.7% at December 31, 2007.

The amount of total collateralized receivables for the Traditional Programs approximates the amount of the secured borrowings recorded in the condensed consolidated balance sheets.  The collateralized receivables earn interest income and the secured borrowings accrue borrowing costs at approximately the same interest rates.  When cash is received from a customer by us, the collateralized receivable balance is reduced and the related secured borrowing is reclassified to an accrued liability for amounts we must remit to the financial institution.  The accrued liability is reduced when payment is remitted to the financial institutions.  The terms of the customer accounts and installments receivable range from amounts that are due within 30 days to installment receivables that are due over five years.  We act as the servicer for the receivables in one of the three arrangements.

Under these arrangements, we received aggregate cash proceeds of $53.5 million for the six months ended December 31, 2007.  As of December 31, 2007, we had outstanding secured borrowings of $177.4 million that were secured by collateralized receivables totaling $181.1 million under the Traditional Programs.  We estimate that there was in excess of $52.6 million available under the arrangements at December 31, 2007.  As the collection of the collateralized receivables and resulting payment of the borrowing obligation will reduce the outstanding balance, the availability under the arrangements can be increased.  We expect to maintain our access to cash under these arrangements, and to transfer installments receivable as business requirements dictate.  Our ongoing ability to access the available capacity will depend upon a number of factors, including the generation of additional customer receivables and the financial institution’s willingness to continue to enter into these transactions.

Under the terms of the Traditional Programs, we have transferred the receivables to the financial institutions with limited financial recourse.  Potential recourse obligations are primarily related to one program that requires us to pay interest to the financial institution when the underlying customer has not paid by the due date. This recourse is limited to a maximum period of 90 days after the due date.  The amount of installment receivables within the program that has this potential recourse obligation was $65.8 million at December 31, 2007.  This ninety day recourse obligation is recognized as interest expense as incurred and totaled $0.3 million and $0.5 million for the six months ended December 31, 2007 and 2006, respectively.  In addition, we have recourse obligations under the Bank of America program totaling $0.7 million at December 31, 2007 if the underlying installment receivable is not paid by the customer.  This recourse obligation is in the form of a deferred payment by the financial institution that is withheld until customer payments are received.  Otherwise, recourse generally results from circumstances in which we failed to perform requirements related to contracts with the customer.  Other than the specific items noted above, the financial institutions bear the credit risk associated with the customer whose receivable it purchased.

In the ordinary course of our acting as a servicing agent for receivables transferred to SVB, we regularly receive funds from customers that are processed and remitted onward to SVB.  While in our possession, these cash receipts are contractually owned by SVB and are held by us in trust for SVB’s benefit until remitted to the bank.  Cash receipts held for the benefit of SVB recorded in our cash balances and current liabilities totaled $0.6 million and $2.8 million for the periods ended December 31, 2007 and June 30, 2007, respectively.  Such amounts are restricted from our use.

In June 2008, the Company paid the outstanding amount under the Bank of America program at its carrying value of $2.7 million inclusive of a one percent pre-payment penalty.

Securitization of Accounts Receivable

In fiscal 2005 and fiscal 2007 we completed securitization transactions that included collateralized receivables whose value exceeds the related borrowings from the financial institutions.  In December 2007, we paid the outstanding amount of secured borrowings outstanding under the Fiscal 2005 Securitization at its carrying value of $4.2 million in full settlement of this facility.  Unamortized debt issue costs totaling $0.1 million were charged to expense upon settlement. We retain the right to collections on the collateralized receivables after all borrowing and related costs are paid to the financial institution.  The financial institutions’ rights to repayment are limited to the payments received from the collateralized receivables.  The carrying value of the collateralized receivables at December 31, 2007 under the Fiscal 2007 Securitization was $25.0 million and the secured borrowings totaled $12.6 million.  The collateralized receivables earn interest income and the secured borrowings result in interest expense.  The secured borrowings incur a higher interest rate than the implicit rates in the receivables.  We act as the servicer under this arrangement.

We had been in violation of certain reporting covenants related to the fiscal 2007 Securitization due to the delay in filing our financial statements with the SEC and other violations.  The secured borrowings under this arrangement are classified in the current portion of secured borrowings.  In March 2008, we paid the outstanding amount of secured borrowings outstanding under the fiscal 2007 securitization at its carrying value of $12.2 million plus a termination fee of $0.8 million, in final settlement of this arrangement.  Unamortized debt issue costs totaling $0.5 million were charged to expense at that time.

Credit Facility

In January 2003, we executed a loan arrangement with SVB, which we have subsequently amended from time to time. This arrangement provides a line of credit of up to the lesser of (1) $15.0 million and (2) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (1) $10.0 million and (2) 80% of eligible foreign receivables. The line of credit bears interest at the greater of 4.25% or the bank’s prime rate (7.25% at December 31, 2007). The line is subject to an unused line of credit fee of 0.375%, which can be reduced by half if balances in non-interest bearing accounts average $10 million. The line of credit is collateralized by nearly all of our assets.  We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio.  The terms of the loan arrangement restrict our ability to pay dividends, with the exception of dividends paid in common stock or preferred stock dividends in cash.

As of December 31, 2007, there was $7.5 million in letters of credit outstanding under the line of credit and $17.6 million available for future borrowing.  As of December 31, 2007, we were in compliance with the tangible net worth covenant and adjusted quick ratio covenants. The loan arrangement expires in May 2009.

Cash Requirements

Investing Activities

During the six months ended December 31, 2007, investing activities used $5.3 million of cash primarily as a result of the purchase of $3.0 million to upgrade our financial reporting and management system.  We expect to incur approximately $4.0 million in capital expenditures in the last six months of fiscal 2008, primarily for additional purchases of software and computer equipment.  We are not currently party to any purchase contracts related to future capital expenditures.

Management is currently implementing computer system and other related changes, which are being designed and implemented in part to remediate our material weaknesses and significant deficiencies in internal controls over financial reporting. Management currently believes that the costs for such remediation activities, a substantial portion of which are expected to be incurred to upgrade our existing financial applications, could be material.

Sensitivity to Market Risk

Foreign Currency Risk.  Revenues originating outside of the United States, a portion of which are denominated in foreign currencies, totaled 67% and 48% for the three months ended December 31, 2007 and December 31, 2006, respectively, and totaled 67% and 51% for the six months ended December 31, 2007 and December 31, 2006, respectively. Since we conduct business on a global basis in various foreign currencies, we are exposed to movements in foreign currency exchange rates. We utilize a foreign currency-hedging program that uses foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged.

Inflation.  Inflation has not had a significant impact on our operating results to date and we do not expect inflation to have a significant impact during the last six months of fiscal 2008.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed according to their level within this hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or our fiscal 2009 except for nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, for which the effective date is fiscal years beginning after November 15, 2008, or our fiscal 2010. We have not yet determined the effect that the application of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statements errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.  We adopted SAB No. 108 as of June 30, 2007 and determined that the adoption had no material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value and provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Once an entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the statement of operations.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or our fiscal 2009. We have not yet determined the effect that the application of SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, or our fiscal 2010. We expect the adoption of SFAS No. 141(R) will have an impact on accounting for future business combinations should such combinations occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We have not yet determined the effect that the application of SFAS No. 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our fiscal 2010.  We have not yet determined the effect that the application of SFAS No. 161 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect that the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses. At December 31, 2007, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Impact of Foreign Currency Rate Changes

During the first six months of fiscal 2008, the U.S. dollar weakened against currencies for countries in which we have local operations, primarily in Europe, Canada and the Asia-Pacific region. The remeasurement of our intercompany receivables and payables are recorded as unrealized transaction gains or losses in our consolidated statement of operations as foreign currency exchange gain (loss).  Our primary foreign currency exposures relate to customer installment receivables and to operating costs and expenses, which are foreign currency denominated.  Foreign exchange forward contracts are purchased to hedge certain customer accounts and installments receivable contract amounts (both held and transferred) that are denominated in a foreign currency.

Foreign Exchange Hedging

We enter into foreign exchange forward contracts to mitigate our exposure to currency fluctuations on customer installments receivable contracts denominated in foreign currencies. We do not use derivative financial instruments for speculative or trading purposes, and, our derivative positions are not accounted for as accounting hedges.  It has been our past practice to hedge virtually all of our material receivables denominated in foreign currencies for which forward contracts were feasible.  However, beginning in late fiscal 2008 we revised this practice to hedge only the net exposure to foreign currencies.  We measure net exposure as the difference between future receivables and future operating expenses in a particular currency.

We had $44.5 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Euro and Canadian currencies, which related to underlying customer installments receivable transactions at December 31, 2007. The underlying customer installments receivable transactions consisted of assets carried on our balance sheet, for which we retain the exposure associated with changes in foreign exchange rates. At each balance sheet date, the foreign exchange forward contracts and the related installment receivable contracts denominated in foreign currencies are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings. Gains and losses related to these instruments for the six months ended December 31, 2007 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, operating results or cash flows resulting from the use of these instruments. There can be no assurance, however, that these strategies will be effective or that currency-related transaction losses can be limited or forecasted accurately.

The following table summarizes our forward contracts to sell foreign currencies for U.S. dollars at December 31, 2007. All of these contracts relate to customer accounts and installments receivable contracts. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximated the weighted average contractual foreign currency exchange rate.  The fair value of the contracts as of December 31, 2007 was a loss of $1.1 million.

Currency	Forward Amount in U.S. Dollars	Contract Origination Date	Contract Maturity Date
	(in thousands)
Euro	$30,998	Various: Jan. 07—Sept. 07	Various: Oct. 07—Sept. 08
British Pound Sterling	6,930	Various: Sept. 06—Sept. 07	Various: Oct. 07—June 08
Japanese Yen	4,506	Various: Jan. 07—Sept. 07	Various: Oct. 07—May 08
Canadian Dollar	1,803	Various: Sept. 06—Sept. 07	Various: Oct. 07— June 08
Swiss Franc	279	Various: Aug. 07—Sept. 07	Various: Dec. 07—Feb. 08
Total	$44,516

Installment receivable contracts

The installment receivable contracts are financial instruments subject to market risk from changes in interest rates.  We do not expect that fluctuations in interest rates will significantly impact results of operations in a particular period.

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

•                  Inadequate and ineffective controls over the recognition of revenue; and

•                  Inadequate and ineffective controls over the accounts receivable function.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.   In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management believes that these material weaknesses still exist as of December 31, 2007. Because of the material weaknesses described above, our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, the following changes were made to our internal control over financial reporting and accounting for transfers of customer installment and accounts receivables under receivable sale facilities that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

In order to improve controls over the periodic financial close process, we performed the following:

•                  Consolidated our financial operations into three global centers.

In order to improve controls over the accounting for transfers of customer installment and accounts receivables under receivable sale facilities, we performed the following:

•                  Paid off remaining outstanding borrowings under our fiscal 2005 securitization, which reduces the risks associated with these activities.

Remediation Plans

Management has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above.  We began implementing certain of these measures prior to the filing of this Form 10-Q but changes made to our internal controls have not yet been in place for a sufficient time to have had a significant effect.  We are continuing to develop our remediation plans and implement additional measures during fiscal 2009.

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

•                  Further simplify the legal entity structure and the ways in which we do business; and

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

•	Enhance receivable reconciliation procedures to ensure that only valid receivables are included on internal reports used to identify receivables eligible for transfer;

•	Improve reporting and review procedures between our company and the financial institutions who participate in the receivable sales facilities; and

•	Pay off remaining outstanding borrowings under our securitizations.

In order to improve controls over income tax accounting and disclosure, we intend to:

•                    Enhance our policies and procedures for determining and documenting income tax liabilities and contingencies;

•                    Enhance our policies and procedures for determining, documenting and calculating our tax provisions in accordance with the applicable tax code and the determination of deferred income tax assets and liabilities including stock based compensation, tax credits, net operating loss carry forwards and limitations thereto as defined under section 382 of the Internal Revenue Code; and

•                    Increase the number of personnel or use of outside advisors with specialized corporate and international tax expertise.

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

•                  Formalize and document a quarterly review of estimated total costs for fixed price consulting services projects and analyze significant variances to actual costs; and

•                  Enhance review procedures to ensure all components of a customer order are delivered on a timely basis and are useable by the customer.

In order to improve controls over the accounts receivable function we intend to:

•                  Enhance procedures for the review and approval of customer credit memos and adjustments including a monthly reconciliation of authorized amounts to actual credits and adjustments recorded;

•                  Increase the level and frequency of review of consulting services projects with unbilled and unearned balances to ensure that amounts recorded as unbilled services or deferred revenue are valid and accurate and provisions for uncollectible amounts are sufficient;

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

If the remedial measures described above are insufficient to address any of the identified material weaknesses or not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. We are currently implementing an enhanced controls environment intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures, including regular reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described in “Item 1A. Risk Factors—In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy effectively the five material weaknesses identified as of December 31, 2007 could result in material misstatements in our financial statements” in Part II of this Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

(a) FTC settlement and Related Honeywell Litigation

In December 2004, we entered into a consent decree with the Federal Trade Commission, or FTC, with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, we entered into an agreement with Honeywell International, Inc. on October 6, 2004, or the Honeywell Agreement, pursuant to which we transferred our operator training business and our rights to the intellectual property of various legacy Hyprotech products. In addition, we transferred our AXSYS product line to Bentley Systems, Inc.

On December 23, 2004, we completed the transactions with Honeywell contemplated by the Honeywell Agreement.  Under the terms of the transactions:

•                  we agreed to a cash payment of approximately $6.0 million from Honeywell in consideration of the transfer of our operator training services business, our covenant not-to-compete in the operator training business until the third anniversary of the closing date, and the transfer of ownership of the intellectual property of our Hyprotech engineering products, $1.2 million of which is subject to holdback and may be released upon the resolution of any adjustments for uncollected billed accounts receivable and unbilled accounts receivable.

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

The Honeywell transaction resulted in a deferred gain of $0.2 million, which was amortized over the two-year life of the support agreement, and was subject to a potential increase of the gain of up to $1.2 million upon resolution of the holdback payment issue, which is discussed below.

We are subject to ongoing compliance obligations under the FTC consent decree. We have been responding to numerous requests by the Staff of the FTC for information relating to the Staff’s investigation of whether we have complied with the consent decree. In addition, we have met with several of the FTC Commissioners and Staff members to discuss the Staff’s investigation, and the FTC referred a recommendation to the Consumer Litigation Division (the “Division”) of the U.S. Department of Justice that the Division commence litigation against us relating to our alleged failure to comply with certain aspects of the decree.  A decision is still pending at the Division on whether to pursue litigation, and no action has been filed.  Although we believe that we have complied with the consent decree and that the assertions by the FTC Staff are without merit, we are engaged in settlement discussion with the FTC Staff regarding this matter.  If we and the FTC are unable to reach a settlement on terms acceptable to us, litigation or administrative proceedings may ensue, in which case we could be required to pay substantial legal fees and, if the FTC or a court were to determine that we have not complied with our obligations under the consent decree, we could be subject to one or more of a variety of penalties, fines, injunctive relief and other remedies, any of which might materially limit our ability to operate under our current business plan, which could have a material adverse effect on our operating results, cash flows and financial position.

In March 2007, we were served with a complaint and petition to compel arbitration filed by Honeywell in New York State Supreme Court. The complaint alleges that we failed to comply with our obligations to deliver certain technology under the Honeywell Agreement referred to above, that we owe approximately $800,000 to Honeywell under the Honeywell Agreement, and that Honeywell is entitled to some portion of the $1.2 million holdback retained by Honeywell under the holdback provisions of the Honeywell Agreement, plus unspecified monetary damages. In accordance with the Honeywell Agreement, certain of Honeywell’s claims relating to the holdback were the subject of a proceeding before an independent accountant, who determined in December 2008 that we were entitled to a portion of the holdback.  Although we believe the claims to be without merit and intend to defend the claims vigorously, we and Honeywell have engaged in settlement negotiations.  If we and Honeywell are unable to reach a settlement on terms acceptable to us, it is possible that the litigation and resolution of the claims may have an adverse impact on our operating results, cash flows and financial position.

(b) Other Litigation

SEC action and U.S. Attorney’s office criminal complaint

In January 2007, the SEC filed civil enforcement complaints in Massachusetts the United States District Court in and for the District of alleging securities fraud and other violations against three of our former executive officers, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which was restated in March 2005 (we and each of these former executive officers had also received ‘‘Wells Notice’’ letters of possible enforcement proceedings by the SEC in June and July 2006). On the same day the SEC complaints were filed, the U.S. Attorney’s Office for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of those transactions. Mr. McQuillin pled guilty in March 2007 and was sentenced in October 2007.  On November 12, 2008, Mr. McQuillin and Mr. Evans entered into final settlements of the civil enforcement actions with the SEC without admitting or denying liability, and the Court also entered a stay of discovery in Ms. Zappala’s case inasmuch as the parties had reached an “agreement in principle” to settle that matter as well.

As previously disclosed, on July 31, 2007, we entered into a settlement order with the SEC relating to the Wells Notice that we received.  No enforcement action was filed by the SEC against us, and under the Wells Notice settlement order, we agreed to cease and desist from violations of certain provisions of the federal securities laws, and to comply with certain undertakings.  No civil penalty was assessed by the SEC in connection with that settlement order, and we did not admit or deny any wrongdoing in connection with the settlement order.

The SEC enforcement complaints and the U.S. Attorney’s Office criminal action were not against us or any of our current officers or directors, but only against the former executive officers referenced above. We can provide no assurance, however, that the U.S. Attorney’s Office, the SEC or another regulatory agency will not file an enforcement complaint against us, our officers and employees or additional former officers and employees in connection with the consolidated financial statements that were restated in March 2005.  Any such enforcement action or similar proceeding could have a material adverse effect on our financial position and results of operations.

Class action and opt-out claims

In March 2006, we settled class action litigation, including related derivative claims, arising out of the restated consolidated financial statements that include the periods referenced in the SEC enforcement action and the criminal complaint discussed above. Members of the class who opted out of the settlement, representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period, may bring or have brought their own state or federal law claims against us, referred to as opt-out claims.

Pursuant to the terms of the class action settlement, we paid $1.9 million and its insurance carrier paid $3.7 million into a settlement fund for a total of $5.6 million.  Our $1.9 million payment was recorded in general and administrative expenses in the quarter ended September 30, 2005. All costs of preparing and distributing notices to members of the class and administration of the settlement, together with all fees and expenses awarded to plaintiffs’ counsel and certain other expenses, will be paid out of the settlement fund, which will be maintained by an escrow agent under the court’s supervision.

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

Those actions are:

•                  Blecker, et al. v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, which is an ‘‘opt out’’ claim asserted by persons who received 248,411 shares of our common stock in an acquisition;

•                  Feldman v. Aspen Technology, Inc., et al., filed on July 17, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-3021-BLS2 in that court, which is an ‘‘opt out’’ claim asserted by an individual who received 323,324 shares of our common stock in an acquisition; and

•                  380544 Canada, Inc., et al. v. Aspen Technology, Inc., et al., filed on February 15, 2007 in the federal district court in Manhattan and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, which is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement.

On October 17, 2008, the plaintiffs in the Blecker action described above filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., Civ. A. No. 08-4625-BLS1 (Blecker II).  The sole claim in Blecker II is based on the Massachusetts Uniform Securities Act, and plaintiffs have indicated that if they are granted leave to assert that claim in the original Blecker action, they will voluntarily dismiss Blecker II.

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

On April 12, 2005, we received a letter on behalf of a purported stockholder, demanding that the board take actions substantially similar to those referenced in the Derivative Action. On February 28, 2006, we received a letter on behalf of the plaintiff in the Derivative Action, demanding that they take actions referenced in the Derivative Action complaint. The board responded to both of the foregoing letters that the board has taken the letters under advisement pending further regulatory investigation developments, which the board continues to monitor and with which we continue to cooperate. In its responses, the board also requested confirmation of each person’s status as one of our stockholders and, with respect to the most recent letter, also referred the purported stockholder to the March 2006 settlement in the class action.

Other

We are currently defending claims that certain of our software products and implementation services have failed to meet customer expectations. On May 11, 2007, one of the claims resulted in an arbitration award against us in the amount of $1.4 million for which we recognized an expense in second and fourth quarter of fiscal 2007, which was recorded in general and administrative expense.  We are defending another customer claim in excess of $5 million, as well as other general commercial claims.  Although we are defending the claims vigorously, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors.

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

Our revenues, operating results and cash flows have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control, including:

•                  implementation of new quotation and order entry applications and procedures for the automation of our contracting and software distribution process;

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

Historically, a majority of each quarter’s revenues from software licenses has come from license agreements that have been entered into in the final weeks of the quarter. Therefore, a delay in the consummation of an agreement and the completion of all criteria for revenue recognition, including product delivery, may cause our revenues to fall below expectations of public market analysts and investors for that quarter.

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

Because license and implementation fees for our software products are substantial and the decision to purchase our products typically involves members of our customers’ senior management, the sales process for our solutions is lengthy and can exceed one year. Accordingly, the timing of our license revenues is difficult to predict, and the delay of an order could cause our quarterly revenues to fall substantially below our expectations and those of public market analysts and investors. Moreover, to the extent that we license our integrated aspenONE product suite rather than stand-alone software products, our sales cycle may lengthen, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. Delays in sales could cause significant shortfalls in our revenues and operating results for any particular period.

We derive a majority of our total revenues from customers in or serving the oil and gas, chemicals, petrochemicals and petroleum industries, which are highly cyclical, and our operating results may suffer if these industries experience an economic downturn.

We derive a majority of our total revenues from companies in or serving the oil and gas, chemicals, petrochemicals and petroleum industries. Accordingly, our future success depends upon the continued demand for manufacturing optimization software and services by companies in these process manufacturing industries. The oil and gas, chemicals, petrochemicals and petroleum industries are highly cyclical and highly reactive to the price of oil, as well as general economic conditions. At least one of our customers has filed for bankruptey protection, which may affect associated cash receipts and the extent to which revenue from our customer may be recognized. There is no assurance that other customers may not also seek bankruptey or other similar relief from creditors, which could adversely affect our results of operations.

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

In addition, in the past, worldwide economic downturns and pricing pressures experienced by oil and gas, chemical, petrochemical and petroleum companies have led to consolidations and reorganizations. These downturns, pricing pressures and reorganizations have caused delays and reductions in capital and operating expenditures by many of these companies. These delays and reductions have reduced demand for products and services like ours. A recurrence of these industry patterns, including any recurrence that may occur in connection with current global economic events, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in these industries, could harm our operating results in the future.

Securities and derivative litigation and government investigations based on our restatement of our consolidated financial statements due to our prior software accounting practices may subject us to substantial damages and expenses, may require significant management time and may damage our reputation.

In January 2007, the SEC filed civil enforcement actions in the United States District Court in and for the District of Massachusetts alleging securities fraud and other violations against three of our former executive officers, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005 (we and each of these former executive officers had also received ‘‘Wells Notice’’ letters of possible enforcement proceedings by the SEC in June and July 2006). On the same day the SEC complaints were filed, the U.S. Attorney’s Office for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of those transactions. Mr. McQuillin pled guilty in March 2007 and was sentenced in October 2007.  On November 12, 2008, Mr. McQuillin and Mr. Evans entered into final settlements of the civil enforcement actions with the SEC without admitting or denying liability, and the Court also entered a stay of discovery in Ms. Zappala’s case inasmuch as the parties had reached an “agreement in principle” to settle that matter as well.

As previously disclosed, on July 31, 2007, we entered into a settlement order with the SEC relating to the Wells Notice we received.  No enforcement action was filed by the SEC against us, and under the Wells Notice settlement order, we agreed to cease and desist from violations of certain provisions of the federal securities laws, and to comply with certain undertakings.  No civil penalty was assessed by the SEC in connection with that settlement order, and we have not admitted or denied any wrongdoing in connection with that settlement order.

We continue to cooperate with the SEC and U.S. Attorney’s Office.  The SEC enforcement complaints and the U.S. Attorney’s Office criminal action were not filed against us or any of our current officers or directors, but only against former executive officers referenced above. We can provide no assurance, however, that the U.S. Attorney’s Office, the SEC or another regulatory agency will not file an enforcement complaint against us, our officers and employees or additional former officers and employees in connection with the consolidated financial statements that were restated in March 2005.   Any such enforcement action or similar proceeding could have a material adverse effect on our financial position and results of operation.

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

Those actions are:

•                  Blecker, et al. v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, which is an ‘‘opt out’’ claim asserted by persons who received 248,411 shares of our common stock in an acquisition;

•                  Feldman v. Aspen Technology, Inc., et al., filed on July 17, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-3021-BLS2 in that court, which is an ‘‘opt out’’ claim asserted by an individual who received 323,324 shares of our common stock in an acquisition; and

•                  380544 Canada, Inc., et al. v. Aspen Technology, Inc., et al., filed on February 15, 2007 in the federal district court in Manhattan and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, which is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement.

On October 17, 2008, the plaintiffs in the Blecker action described above filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., Civ. A. No. 08-4625-BLS1 (Blecker II).  The sole claim in Blecker II is based on the Massachusetts Uniform Securities Act, and plaintiffs have indicated that if they are granted leave to assert that claim in the original Blecker action, they will voluntarily dismiss Blecker II.

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

On April 12, 2005, we received a letter on behalf of a purported stockholder, demanding that the board take actions substantially similar to those referenced in the Derivative Action. On February 28, 2006, we received a letter on behalf of the plaintiff in the Derivative Action, demanding that we take actions referenced in the Derivative Action complaint. The board responded to both of the foregoing letters that the board has taken the letters under advisement pending further regulatory investigation developments, which the board continues to monitor and with which we continue to cooperate. In its responses, the board also requested confirmation of each person’s status as one of our stockholders and, with respect to the most recent letter, also referred the purported stockholder to the March 2006 settlement in the class action.

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

We are subject to ongoing compliance obligations under the FTC consent decree. We have been responding to requests by the Staff of the FTC for information relating to the Staff’s investigation of whether we have has complied with the consent decree. In addition, the FTC has voted to recommend to the Consumer Litigation Division of the U.S. Department of Justice that it commence litigation against us relating to our alleged failure to comply with certain aspects of the decree.  A decision is still pending at the Division on whether to pursue litigation, and no action has been filed.  Although we believe that we have complied with the consent decree and that the assertions by the FTC Staff are without merit, we are engaged in settlement discussions with the FTC Staff regarding this matter.  If we and the FTC are unable to reach a settlement on favorable terms and/or if litigation were to ensue, we could be required to pay substantial legal fees and, if the FTC or a court were to determine that we have not complied with our obligations under the consent decree, we could be subject to one or more of a variety of penalties, fines, injunctive relief and other remedies, any of which might materially limit our ability to operate under our current business plan and might have a material adverse effect on our operating results and financial condition.

In March 2007, we were served with a complaint and petition to compel arbitration filed by Honeywell in New York State Supreme Court. The complaint alleges that we failed to comply with our obligations to deliver certain technology under the Honeywell agreement referred to above, that we owe approximately $800,000 to Honeywell under the agreement and that Honeywell is entitled to some portion of the $1.2 million holdback retained by Honeywell under the holdback provisions of the agreement, plus unspecified monetary damages. In accordance with the Honeywell Agreement, certain of Honeywell’s claims relating to the holdback were the subject of a proceeding before an independent accountant, who determined in December 2008 that we were entitled to a portion of the holdback. Although we believe many of Honeywell’s claims to be without merit and intend to defend the claims vigorously, we and Honeywell have engaged in settlement negotiations.  If we and Honeywell are unable to reach a settlement on terms acceptable to us it is possible that the resolution of the claims may have an adverse impact on our financial position and results of operations.

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

•                  Ineffective and inadequate controls over the accounts receivable function.

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

If we are unable to become or remain current in our financial filings, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we are and would not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” The lack of an effective registration statement also results in our employees being unable to exercise vested options, which could affect our ability to attract and retain qualified personnel.  We also are and would not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after the time we become current in our filings. These restrictions may impair our ability to raise funds should we desire to do so and may adversely affect our financial condition.  If we are unable to become or remain current in our filings, and we are not able to obtain waivers under our financing arrangements, it might become necessary to repay certain borrowings.

Our common stock has been delisted from The NASDAQ Stock Market and transferred to the Pink Sheets electronic quotation service, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

As a result of our inability to timely file the Form 10-K for the year ended June 30, 2007, Nasdaq issued a Staff Determination to us that, in the absence of a request for a hearing, would have resulted in suspension of trading of our common stock, and filing of a Form 25-NSE with the SEC to remove our securities from listing and registration on The NASDAQ Stock Market.  Nasdaq subsequently issued an Additional Staff Determination citing our inability to timely file our Form 10-Q for the quarterly period ended September 30, 2007 as an additional basis for delisting our securities.  An oral hearing was held at our request on November 15, 2007.  At the hearing, we requested an extension of time to cure our SEC filing deficiency.  The NASDAQ Listing Qualifications Panel, or the Panel, determined on January 7, 2008 to grant our request for continued listing, subject to certain conditions, including filing our Form 10-K for the year ended June 30, 2007 and our Form 10-Q for the quarterly period ended September 30, 2007, by January 18, 2008.  On January 28, 2008, the Panel granted our request for an extension for continued listing on The NASDAQ Global Market through February 8, 2008. On February 14, 2008, we received a letter advising us that the NASDAQ Listing Qualifications Panel had determined to delist our shares from The NASDAQ Stock Market, and trading of our shares was suspended effective at the open of business on February 19, 2008.  Our common stock has been quoted on the Pink OTC Markets Inc. electronic quotation service beginning on February 19, 2008.

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

We may be named as a defendant in securities litigation or derivative lawsuits by current or former stockholders in connection with the restatements of our consolidated financial statements. Further, we may be subject to claims relating to adverse tax consequences with respect to stock options covered by the restatements. Defending against potential claims will likely require significant attention and resources of management and could result in significant legal expenses.

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

On April 12, 2005, we received a letter on behalf of a purported stockholder, demanding that the board take actions substantially similar to those referenced in the Derivative Action. On February 28, 2006, we received a letter on behalf of the plaintiff in the Derivative Action, demanding that we take actions referenced in the Derivative Action complaint. The board responded to both of the foregoing letters that the board has taken the letters under advisement pending further regulatory investigation developments, which the board continues to monitor and with which we continue to cooperate. In its responses, the board also requested confirmation of each person’s status as one of our stockholders and, with respect to the most recent letter, also referred the purported stockholder to the March 2006 settlement in the class action.

Our international operations are complex and if we fail to manage those operations effectively, the growth of our business would be limited and our operating results would be adversely affected.

As of December 31, 2008, we had 27 offices in 21 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations. We also rely, to a lesser extent, on distributors and resellers to sell our products and market our services internationally, and our inability to manage and maintain those relationships would limit our ability to generate revenue outside the United States. The complexities of our operations also require us to make significant expenditures to ensure that our operations are compliant with regulatory requirements in numerous foreign jurisdictions. To the extent we are unable to manage the various risks associated with our complex international operations effectively, the growth and profitability of our business may be adversely affected.

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

Our markets in general are highly competitive:

•                  Our engineering software competes with products of businesses such as Honeywell, ABB, Chemstations, KBC, Shell Global Solutions, Simulation Sciences (a division of Invensys) and WinSim (formerly ChemShare).

•                  Our plant operations software competes with products of companies such as Honeywell, ABB, Invensys, Rockwell and Siemens and components of SAP’s product offerings.

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

Under our business plan, we are implementing a product strategy that unifies our software solutions under the aspenONE brand with differentiated aspenONE vertical solutions targeted at specific process industry segments. We cannot assure you that our product strategy will result in products that will meet market needs and achieve significant market acceptance.

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

We may be subject to significant expenses and damages because of liability claims related to our products and services. The sale and implementation of certain of our software products and services, particularly in the areas of advanced process control, supply chain and optimization, entail the risk of product liability claims and associated damages. Our software products and services are often integrated with our customers’ networks and software applications and are used in the design, operation and management of manufacturing and supply chain processes at large facilities, often for mission critical applications. Any errors, defects, performance problems or other failure of our software could result in significant liability to us for damages or for violations of environmental, safety and other laws and regulations. We are currently defending claims that certain of our software products and implementation services have failed to meet customer expectations. On May 11, 2007, one of the claims (originally for an amount in excess of $8 million) resulted in a $1.4 million arbitration award against us.  We are defending another customer claim in excess of $5 million, as well as other general commercial claims. In addition, our software products and implementation services could continue to give rise to warranty and other claims. We currently are unable to determine whether resolution of any of these matters will have a material adverse impact on our financial position, cash flows or results of operations, or, in many cases, reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters.

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

Generally accepted accounting principles, or GAAP, in the United States are subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

For example, we recognize software license revenue in accordance with SOP No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9, and in accordance with SOP No. 81-1. The accounting profession may continue to discuss certain provisions of relevant accounting literature with the objective of providing additional guidance on potential interpretations related to software revenue recognition and ‘‘multiple element arrangements’’ in which a single contract includes a software license, a maintenance services agreement and/or other ‘‘elements’’ that are bundled together in a total offering to the customer. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of revenue recognition.

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

Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance, the quality of our installment contracts, and the availability of capital in the credit markets.  These factors may make the timing, amount, terms and conditions of any financing unattractive. If adequate funds are not available, or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities or delay our introduction of new products and services.

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

Sales of shares of common stock issued upon the conversion of our previously outstanding Series D-1 preferred stock may result in a decrease in the price of our common stock.

 Private equity funds managed by Advent International Corporation have the right to require that we register under the Securities Act the shares of common stock that were issued upon the conversion of our previously outstanding Series D-1 preferred stock and upon the exercise of certain previously outstanding warrants.  In addition, these funds could sell certain of such shares without registration.  In May 2006, we received a demand letter from such funds requesting the registration of all of the shares of common stock covered by those registration rights, for sale in an underwritten public offering. Pursuant to this request, in April 2007 we filed a registration statement for a public offering of 18,000,000 shares of common stock held by such funds.  The registration statement also covered 2,700,000 shares that would be subject to an option to be granted to the underwriters by such funds solely to cover over allotments.  On July 30, 2008, we applied to withdraw this registration statement and requested the SEC’s consent thereto.  Any sale of common stock into the public market could cause a decline in the trading price of our common stock.

Item 6.  Exhibits

			Filed	Incorporated by Reference
Exhibit Number		Description	with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number

10.1		Twelfth Amendment dated October 16, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15l

10.2		Thirteenth Amendment dated December 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15m

10.3		Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		8-K	January 7, 2008	10.2

10.4		Release Letter dated December 28, 2007 relating to Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the Lenders named therein		8-K	January 7, 2008	10.1

10.5

Sixteenth Loan Modification Agreement dated October 16, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

				10-K	April 11, 2008	10.22q

10.6		Seventeenth Loan Modification Agreement dated December 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	January 7, 2008	10.3

10.7	^	Amended and Restated Employment Agreement effective October 3, 2007 between Aspen Technology, Inc. and Mark E. Fusco		10-K	April 11, 2008	10.50

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	☒

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	☒

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

^                     Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.

Date: February 19, 2009	By:	/s/ Mark E. Fusco
Mark E. Fusco
President and Chief Executive Officer (Principal Executive Officer)

Date: February 19, 2009	By:	/s/ Bradley T. Miller
Bradley T. Miller
Senior Vice President and Chief Financial Officer (Principal Executive Officer)

EXHIBIT INDEX

			Filed	Incorporated by Reference
Exhibit Number		Description	with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number

10.1		Twelfth Amendment dated October 16, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15l

10.2		Thirteenth Amendment dated December 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15m

10.3		Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		8-K	January 7, 2008	10.2

10.4		Release Letter dated December 28, 2007 relating to Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the Lenders named therein		8-K	January 7, 2008	10.1

10.5

Sixteenth Loan Modification Agreement dated October 16, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

				10-K	April 11, 2008	10.22q

10.6		Seventeenth Loan Modification Agreement dated December 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	January 7, 2008	10.3

10.7	^	Amended and Restated Employment Agreement effective October 3, 2007 between Aspen Technology, Inc. and Mark E. Fusco		10-K	April 11, 2008	10.50

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	☒

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	☒

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

^                     Management contract or compensatory plan