Form 10-Q
period 2008-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2009-02-19
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	March 31, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$136,355	$132,267
Accounts receivable, net	63,957	47,200
Unbilled services	4,493	10,641
Current portion of installments receivable, net	43,141	14,214
Current portion of collateralized receivables, net	57,253	104,473
Deferred tax assets	2,620	—
Prepaid expenses and other current assets	11,477	10,163
Total current assets	319,296	318,958
Non-current installments receivable, net	79,485	28,613
Non-current collateralized receivables, net	116,901	140,603
Property and leasehold improvements, net	10,814	6,535
Computer software development costs	5,974	11,104
Other intangible assets, net	689	585
Goodwill	18,936	19,112
Other assets	2,251	3,387
	$554,346	$528,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of term debt	$—	$193
Current portion of secured borrowing	56,149	101,826
Accounts payable	3,202	5,833
Accrued expenses and other current liabilities	61,461	67,068
Income tax payable	19,960	28,674
Deferred revenue	117,397	62,345
Total current liabilities	258,169	265,939
Long-term secured borrowing	114,570	104,324
Deferred revenue	1,105	4,761
Deferred tax liability	625	625
Other liabilities	28,971	16,042
Commitments and contingencies (Note 13)
Series D redeemable convertible preferred stock, $0.10 par value — Authorized — 3,636 shares as of March 31, 2008 and June 30, 2007	—	—
Stockholders’ equity:
Common stock; par value $0.10 per share:
Authorized— 120,000,000 shares
Issued—90,214,060 as of March 31, 2008 and 89,133,494 shares as of June 30, 2007
Outstanding— 89,980,596 as of March 31, 2008 and 88,900,030 as of June 30, 2007	9,021	8,913
Additional paid-in capital	491,034	480,671
Accumulated deficit	(357,175)	(361,463)
Accumulated other comprehensive income	8,539	9,598
Treasury stock, at cost	(513)	(513)
Total stockholders’ equity	150,906	137,206
	$554,346	$528,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
		(As restated, See Note 2)		(As restated, See Note 2)
Revenues:
Software licenses	$40,018	$43,299	$108,716	$131,878
Service and other	34,226	36,201	104,585	107,781
Total revenues	74,244	79,500	213,301	239,659
Cost of revenues:
Cost of software licenses	4,034	3,571	11,241	10,429
Cost of service and other	17,416	18,620	51,824	54,564
Amortization of technology related intangible assets	—	1,632	—	5,206
Total cost of revenues	21,450	23,823	63,065	70,199
Gross profit	52,794	55,677	150,236	169,460
Operating costs:
Selling and marketing	25,362	23,505	70,946	66,833
Research and development	11,592	12,120	33,853	31,339
General and administrative	13,844	11,402	39,333	36,027
Restructuring charges	111	1,597	8,628	3,632
Loss (gain) on sales and disposals of assets	13	161	(87)	234
Total operating costs	50,922	48,785	152,673	138,065
Income (loss) from operations	1,872	6,892	(2,437)	31,395
Interest income	6,136	5,634	18,082	16,107
Interest expense	(4,510)	(4,669)	(13,738)	(13,995)
Foreign currency exchange gain (loss)	2,653	(176)	4,846	2,871
Income before provision for income taxes	6,151	7,681	6,753	36,378
Provision for income taxes	(2,118)	(2,595)	(2,465)	(8,797)
Net income	4,033	5,086	4,288	27,581
Accretion of preferred stock discount and dividends	—	(146)	—	(7,290)
Income attributable to common shareholders	$4,033	$4,940	$4,288	$20,291
Basic income per share attributable to common shareholders	$0.04	$0.06	$0.05	$0.31
Diluted income per share attributable to common shareholders	$0.04	$0.06	$0.05	$0.30
Basic weighted average shares outstanding	89,972	86,228	89,522	65,211
Diluted weighted average shares outstanding	93,834	91,876	93,865	90,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended
	March 31,
	2008	2007
		(As restated, See Note 2)
Cash flows from operating activities:
Net income	$4,288	$27,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,337	15,172
Stock-based compensation	8,370	7,979
Non-cash interest expense from amortization of debt issuance costs	960	831
Loss on disposal of property	—	234
Deferred income taxes	(2,607)	(180)
Provision for doubtful accounts	(32)	913
Net foreign currency gains	(3,502)	(3,324)
Changes in assets and liabilities:
Accounts receivable	(16,383)	1,050
Unbilled services	6,075	(2,629)
Prepaid expenses and other current assets	(1,039)	(52)
Installments and collateralized receivables	(4,911)	(3,227)
Income taxes payable	(68)	1,371
Accounts payable and accrued expenses and other current liabilities	(7,146)	1,116
Deferred revenue	51,309	2,048
Other liabilities	4,088	(3,794)
Net cash provided by operating activities	47,739	45,089
Cash flows from investing activities:
Purchase of property and leasehold improvements	(7,146)	(1,700)
Capitalized computer software development costs	—	(3,160)
Decrease in other long-term assets	125	97
Net cash used in investing activities	(7,021)	(4,763)
Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	467	858
Exercise of stock options and warrants	2,802	3,230
Payments of long-term debt and capital lease obligations	(193)	(142)
Payment of Series D dividend	—	(33,958)
Debt issuance costs	—	(1,124)
Proceeds from secured borrowing	68,338	116,256
Repayments of secured borrowing	(107,363)	(111,105)
Payment of tax withholding obligations related to restricted stock	(1,003)	—
Net cash used in financing activities	(36,952)	(25,985)
Effects of exchange rate changes on cash and cash equivalents	322	223
Increase in cash and cash equivalents	4,088	14,564
Cash and cash equivalents, beginning of period	132,267	86,272
Cash and cash equivalents, end of period	$136,355	$100,836

Supplemental disclosure of cash flow information:
Interest paid	$12,772	$13,213
Income taxes paid	5,113	5,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements (Interim Financial Statements) of Aspen Technology, Inc. and subsidiaries (Company) have been prepared on the same basis as the Company’s annual consolidated financial statements. The Company condensed or omitted certain information and footnote disclosures normally included in its annual consolidated financial statements. Such Interim Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the SEC) for reporting on Form 10-Q. It is suggested that these Interim Financial Statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2007, which are contained in the Company’s Annual Report on Form 10-K as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

Reclassifications

Certain line items in the prior period financial statements have been reclassified to conform to currently reported presentations.

2.  Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the nine months ended March 31, 2007, the Company identified errors related to the accounting for sales of customer installment and trade receivables to financial institutions or unconsolidated special purpose entities, which the Company refers to as “receivable sale facilities.”  The sales of receivables were designed to meet “true sale” criteria for legal and accounting purposes. The transferred receivables serve as collateral under the receivable sales facilities and limited recourse exists against the Company in the event that the underlying customer does not pay. These transactions historically had been accounted and reported as sales of assets for accounting purposes, rather than as secured borrowings. As further described below, however, the Company should not have derecognized the receivables and should have recorded the cash received from the transfer of such assets as a secured borrowing in the Company’s condensed consolidated balance sheets, as it effectively retained control of these assets for accounting purposes. As further discussed below, the Company also identified other errors related to revenue recognition and income tax accounting.

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

In order to correct the errors described above, the Company has restated its condensed consolidated statements of operations for the three months ended March 31, 2007 primarily to reflect (a) additional interest income related to the collateralized receivables of $3.0 million, (b) additional interest expense related to the secured borrowings of $4.5 million, (c) decreases in losses on sale and disposals of assets of $0.5 million, (d) additional provisions for bad debt associated with the collateralized receivables and other adjustments of $0.5 million, (e) a decrease in revenue related to errors in the timing of revenue recognition of $0.8 million, and (f) additional provisions for income taxes of $1.3 million.

The impact of the Company’s restatement of its condensed consolidated statements of operations for the nine months ended March 31, 2007 resulted in (a) additional interest income related to the collateralized receivables of $9.3 million, (b) additional interest expense related to the secured borrowings of $13.2 million, (c) decreases in losses on sale and disposals of assets of $6.0 million, (d) additional provisions for bad debt associated with the collateralized receivables and other adjustments of $1.5 million, (e) an increase in revenue related to errors in the timing of revenue recognition of $1.4 million, and (f) additional provisions for income taxes of $4.1 million. The corresponding impacts on the condensed consolidated statements of cash flows have been reflected for the nine months ended March 31, 2007.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue and Expense Adjustments

Set forth below are the adjustments to the Company’s previously issued unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2007.

	Three Months Ended March 31, 2007
	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Revenues:
Software licenses	$43,608	$(309)	$43,299
Service and other	36,682	(481)	36,201
Total revenues	80,290	(790)	79,500
Cost of revenues:
Cost of software licenses	3,571	—	3,571
Cost of service and other	18,620	—	18,620
Amortization of technology related intangible assets	1,632	—	1,632
Total cost of revenues	23,823	—	23,823
Gross profit	56,467	(790)	55,677
Operating costs:
Selling and marketing	23,505	—	23,505
Research and development	12,120	—	12,120
General and administrative	10,857	545	11,402
Restructuring charges	1,597	—	1,597
Loss (gain) on sales and disposals of assets	695	(534)	161
Total operating costs	48,774	11	48,785
Income (loss) from operations	7,693	(801)	6,892
Interest income	2,652	2,982	5,634
Interest expense	(174)	(4,495)	(4,669)
Foreign currency exchange loss	(130)	(46)	(176)
Income (loss) before provision for taxes	10,041	(2,360)	7,681
Provision for income taxes	(1,322)	(1,273)	(2,595)
Net income (loss)	8,719	(3,633)	5,086
Accretion of preferred stock discount and dividends	(146)	—	(146)
Income (loss) applicable to common shareholders	$8,573	$(3,633)	$4,940
Basic income (loss) per share attributable to common shareholders	$0.10	$(0.04)	$0.06
Diluted income (loss) per share attributable to common shareholders	$0.10	$(0.04)	$0.06
Basic weighted average shares outstanding	86,228	—	86,228
Diluted weighted average shares outstanding	91,614	262	91,876

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended March 31, 2007
	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Revenues:
Software licenses	$132,550	$(672)	$131,878
Service and other	108,477	(696)	107,781
Total revenues	241,027	(1,368)	239,659
Cost of revenues:
Cost of software licenses	10,429	—	10,429
Cost of service and other	54,711	(147)	54,564
Amortization of technology related intangible assets	5,206	—	5,206
Total cost of revenues	70,346	(147)	70,199
Gross profit	170,681	(1,221)	169,460
Operating costs:
Selling and marketing	66,833	—	66,833
Research and development	31,339	—	31,339
General and administrative	34,522	1,505	36,027
Restructuring charges	3,632	—	3,632
Loss (gain) on sales and disposals of assets	6,270	(6,036)	234
Total operating costs	142,596	(4,531)	138,065
Income from operations	28,085	3,310	31,395
Interest income	6,848	9,259	16,107
Interest expense	(783)	(13,212)	(13,995)
Foreign currency exchange gain	2,419	452	2,871
Income (loss) before provision for taxes	36,569	(191)	36,378
Provision for income taxes	(4,652)	(4,145)	(8,797)
Net income (loss)	31,917	(4,336)	27,581
Accretion of preferred stock discount and dividends	(7,290)	—	(7,290)
Income (loss) applicable to common shareholders	$24,627	$(4,336)	$20,291
Basic income (loss) per share attributable to common shareholders	$0.38	$(0.07)	$0.31
Diluted income (loss) per share attributable to common shareholders	$0.35	$(0.05)	$0.30
Basic weighted average shares outstanding	65,211	—	65,211
Diluted weighted average shares outstanding	90,647	—	90,647

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Adjustments

Set forth below are the adjustments to the Company’s previously issued unaudited condensed consolidated statement of cash flows for the nine months ended March 31, 2007 (amounts in thousands).

	Nine Months Ended March 31, 2007
	As Previously Reported	Adjustments(1)	As Restated

Cash flows from operating activities:
Net income (loss)	$31,917	$(4,336)	$27,581
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,172	—	15,172
Loss on securitization of installments receivable	5,672	(5,672)	—
Stock-based compensation	7,979	—	7,979
Accretion of discount on retained interest in sold receivables	(3,047)	3,047	—
Non-cash interest expense from amortization of debt issuance costs	—	831	831
Gain (loss) on disposal of property	598	(364)	234
Deferred income taxes	(180)		(180)
Provision for doubtful accounts	—	913	913
Net foreign currency gains	(2,988)	(336)	(3,324)
Changes in assets and liabilities:
Accounts receivable	745	305	1,050
Unbilled services	(3,092)	463	(2,629)
Prepaid expenses and other current assets	37	(89)	(52)
Installments and collateralized receivables	5,632	(8,859)	(3,227)
Income taxes payable	—	1,371	1,371
Accounts payable and accrued expenses and other current liabilities	(7,894)	9,010	1,116
Deferred revenue	2,016	32	2,048
Other liabilities	(3,794)	—	(3,794)
Net cash provided by (used in) operating activities	48,773	(3,684)	45,089
Cash flows from investing activities:
Purchase of property and leasehold improvements	(1,743)	43	(1,700)
Capitalized computer software development costs	(3,040)	(120)	(3,160)
Increase in other long-term assets	363	(266)	97
Net cash used in investing activities	(4,420)	(343)	(4,763)
Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	858	—	858
Exercise of stock options and warrants	3,230	—	3,230
Payments of long-term debt and capital lease obligations	(142)	—	(142)
Payment of Series D dividend	(33,958)	—	(33,958)
Debt issuance costs	—	(1,124)	(1,124)
Proceeds from secured borrowing	—	116,256	116,256
Repayments of secured borrowing	—	(111,105)	(111,105)
Net cash used in (provided by) financing activities	(30,012)	4,027	(25,985)
Effects of exchange rate changes on cash and cash equivalents	223	—	223
Increase in cash and cash equivalents	14,564	—	14,564
Cash and cash equivalents, beginning of period	86,272	—	86,272
Cash and cash equivalents, end of period	$100,836	—	$100,836

(1)                                  In addition to the restatement adjustments described above, the Company has also made a reclassification adjustment of $(0.3) million gain to net foreign currency gains to reflect non-cash foreign currency transactions on one line.  This adjustment was offset by changes in accounts receivable of $(0.1) million, prepaid expenses and other assets of $(0.1) million, installments and collateralized receivables of $0.1 million, and accounts payable and accrued expenses and other current liabilities of $0.4 million.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Immaterial Correction of Errors

During the second quarter of fiscal 2008, the Company identified certain errors that originated in prior periods and concluded that the errors were not material to any of the previously reported periods.  These immaterial errors were corrected in the second fiscal quarter of 2008 Interim Financial Statements. The impact to certain captions in the consolidated statement of operations for the nine months ended March 31, 2008, resulting from the out-of-period component of the immaterial corrections, is as follows (in thousands):

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

Accounting for Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.  Prior to fiscal 2006, the Company used the intrinsic value method.  Under the intrinsic value method, stock-based compensation is recognized when the exercise price of an award is less than the fair value of the Company’s common shares on the measurement date. See Note 9, “Stock-Based Compensation.”

Accounting for Transfers of Financial Assets

The Company derecognizes financial assets when control has been surrendered in compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Transfers of assets that

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

5. Income Taxes

The Company currently has significant deferred tax assets, resulting from net operating loss carryforwards, tax credit carryforwards, and deductible temporary differences. The Company provides a full valuation allowance against its deferred tax assets in the United States, and a valuation allowance of $1.7 million against its deferred tax assets of $5.0 million outside the U.S. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years, a current year to date loss in the U.S. and presently a significant amount of uncertainty relative to the world economy. Despite the Company’s consolidated profitability in the fiscal year ended June 30, 2007, and during the nine months ended March 31, 2008, the Company was not profitable in the U.S. during the nine months ended March 31, 2008 and had accumulated significant losses and other unused tax assets prior to 2007.  The significant majority of the Company’s tax attributes are in the U.S., and thus will continue to maintain a full valuation allowance on its tax benefits in this jurisdiction until profitability has been sustained in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized.  For jurisdictions outside the U.S., the Company has determined that the realization of the future tax assets meets the more likely than not criteria as a result of both demonstrated historical profitability as well as expected future profitability. A significant decrease in the Company’s valuation allowance would result in an immediate material income tax benefit and an increase in total assets and stockholder’s equity and could have a significant impact on the Company’s earnings in future periods.

Based upon the Company’s cumulative history of earnings before taxes for certain non-U.S. subsidiaries for financial reporting purposes over a 12-quarter period and an assessment of the Company’s expected future results of

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

operations, during the second quarter of 2008, the Company determined that it is more likely than not that it would be able to realize a portion of its non-U.S. deferred tax assets.  As a result, during the second quarter of 2008, the Company released a total of $2.6 million of its non-U.S. deferred tax asset valuation allowance.  All of the $2.6 million valuation allowance release was recorded as a benefit to the provision for income tax on the Company’s condensed consolidated statement of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity recognizes a tax benefit when it is “more likely than not,” based on the technical merits, that the position would be sustained upon examination by a taxing authority.  The amount is recognized, as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position is recorded in the period in which the change occurs.

Upon the adoption of FIN 48 on July 1, 2007, the adjusted total amount of unrecognized tax benefits upon adoption was $21.9 million of which $12.8 million could impact the effective tax rate upon settlement. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months from the balance sheet date.  Prior to July 1, 2007, the Company classified all income taxes payable as a current liability. Under FIN 48, the Company is required to classify those obligations that are expected to be paid or settled within the next twelve months as a current obligation and the remainder as a non-current obligation. As of March 31, 2008, the Company classified $6.1 million of uncertain tax position liability as non-current obligations within other liabilities and $8.5 million as accrued expenses and other current liabilities.

The Company’s U.S. and foreign tax returns are subject to periodic compliance examinations by various local and national tax authorities through periods as statutorily defined in the applicable jurisdictions. Years prior to 2005 are closed in the U.S. subject to the utilization of net operating loss carry forwards generated in those earlier periods.  To the extent those attributes are utilized in future periods statutes for the earlier periods will remain open and subject to examination.  The Company’s operating entities in Canada are subject to audit from the year 2000 and forward, in the United Kingdom  from 2006 and forward, and other international subsidiaries from 2002 and forward.  In connection with examinations of tax filings, uncertain tax positions may arise from differing interpretations of applicable tax laws and regulations relative to the amount, timing or proper inclusion or exclusion of revenues, expenses and taxable income or loss.  For periods that are subject to examination, the Company has asserted and unasserted assessments that are subject to final tax settlements.

The Company has historically accounted for interest and penalties related to uncertain tax positions as part of its provision for income taxes.  Following adoption of FIN 48, the Company continues this policy of classification.  As of March 31, 2008, the Company had accrued $8.0 million of interest and $0.7 million of penalties related to uncertain tax positions.

6.  Secured Borrowings and Collateralized Receivables

The Company has transferred customer installment and trade receivables to financial institutions that have been accounted for as secured borrowings.  The transferred receivables serve as collateral under the receivable sales facilities.

At March 31, 2008 and June 30, 2007, receivables totaling $174.2 million and $245.1 million, respectively, were pledged as collateral for the secured borrowings.  The secured borrowings totaled $170.7 million and $206.2 million as of March 31, 2008 and June 30, 2007, respectively.  The collateralized installment receivables are presented at their net present value.  The interest rates implicit in the installment receivables for both the nine months ended March 31, 2008 and 2007 ranged from 5.0% to 9.0%.  The Company recorded $12.1 million and $12.3 million of interest income associated with the collateralized receivables for the nine months ended March 31, 2008 and 2007, respectively, and recognized $12.2 million and $13.2 million of interest expense associated with the secured borrowings for the nine months ended March 31, 2008 and 2007, respectively.  Proceeds from and payments on the secured borrowings are presented as financing activities in the condensed consolidated statements of cash flows.  Reductions of secured borrowings are recognized as financing cash flows upon payment to the financial institution and operating cash flows from collateralized receivables are recognized upon customer payment of amounts due.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Traditional Programs

The Company has arrangements (Traditional Programs) to transfer certain of its receivables to three financial institutions at the mutual agreement of the Company and the respective financial institution for each such customer receivable.  The transfer of customer receivables under these programs has been accounted for as secured borrowings.  The Company received cash proceeds of $68.3 million and $96.2 million for the nine months ended March 31, 2008 and 2007, respectively, related to these programs.

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

Under the terms of the Traditional Programs, the Company has transferred the receivables to the financial institutions with limited financial recourse.  Potential recourse obligations are primarily related to one program that requires the Company to pay interest to the financial institution when the underlying customer has not paid by the installment due date.  This recourse is limited to a maximum period of 90 days after the due date.  The amount of installment receivables that had this potential recourse obligation was $58.7 million and $51.5 million at March 31, 2008 and June 30, 2007, respectively.  In addition, the Company has recourse obligations under the Bank of America program totaling $0.7 million at March 31, 2008 if the underlying installment receivable is not paid by the customer.  This recourse obligation is in the form of a deferred payment by the financial institution that is withheld until customer payments are received.

In the ordinary course of the Company acting as a servicing agent for receivables transferred to Silicon Valley Bank (SVB), we regularly receive funds from customers that are processed and remitted onward to SVB.  While in the Company’s possession, these cash receipts are contractually owned by SVB and are held by the Company in trust for their benefit until remitted to the bank.  Cash receipts held for the benefit of SVB recorded in our cash balances and current liabilities totaled $1.9 million and $2.8 million as of March 31, 2008 and June 30, 2007, respectively.  Such amounts are restricted from use by the Company.

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

Fiscal 2005 Securitization

On June 15, 2005, the Company securitized and transferred installment receivables, (Fiscal 2005 Securitization)  with a net carrying value of $71.9 million and received cash proceeds of $43.8 million.  This transfer did not meet the criteria for a sale and has been accounted for as a secured borrowing. These borrowings are secured by collateralized receivables and the debt and borrowing costs are repaid as the receivables are collected.

In December 2007, the Company paid the outstanding amount of the Fiscal 2005 Securitization at its carrying value of $4.2 million, and future borrowings under this securitization are no longer available.  Unamortized debt issue costs totaling $0.1 million were charged to expense at that time.  The payment resulted in a reclassification to accounts receivable of $7.2 million and to current installments receivable of $10.2 million from the current portion of collateralized receivables, and $9.8 million from non-current collateralized receivables to non-current installment receivables.

Fiscal 2007 Securitization

On September 29, 2006, the Company entered into a three year revolving securitization facility and securitized and transferred installment receivables (Fiscal 2007 Securitization) with a net carrying value of $32.1 million and received cash

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2008, the Company paid the outstanding amount of the Fiscal 2007 Securitization at its carrying value of $12.2 million plus a termination fee of $0.8 million, and future borrowings under this securitization are no longer available.  Unamortized debt issuance costs totaling $0.5 million were charged to expense at that time. The payment resulted in a reclassification to accounts receivable of $2.6 million and to current installments receivable of $7.6 million from the current portion of collateralized receivables, and $14.1 million from non-current collateralized receivables to non-current installment receivables.

Secured Borrowing Balances

The secured borrowings consist of the following at March 31, 2008 and June 30, 2007 (in thousands):

	March 31,	June 30,
	2008	2007
Traditional Programs – weighted average interest rate of 7.6% at March 31, 2008 and 7.5% at June 30, 2007	$170,719	$180,314
Fiscal 2005 Securitization – interest rate of 13%	—	9,072
Fiscal 2007 Securitization –interest rate of 9.3% at June 30, 2007	—	16,764
Total secured borrowings	170,719	206,150
Less current portion	(56,149)	(101,826)
	$114,570	$104,324

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

The Company records its foreign currency exchange contracts at fair value and gains or losses on these contracts are recognized in foreign currency exchange gain (loss).  During the three and nine months ended March 31, 2008 net losses totaled $1.2 million and $1.8 million, respectively. During the three and nine months ended March 31, 2007, the net gain recognized in the condensed consolidated statement of operations was $0.5 million and $0.3 million, respectively.

The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of March 31, 2008. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	Notional Contract Amount	Fair Value (Loss) Gain
	(In thousands)
Euro	$23,323	$(1,969)
British Pound Sterling	5,012	56
Japanese Yen	3,278	(424)
Canadian Dollar	1,530	(7)
Swiss Franc	324	(3)
	$33,467	$(2,347)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Other Liabilities

Other liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	March 31, 2008	June 30, 2007
Restructuring accruals	$12,751	$10,255
Tax liabilities	8,646	—
Other	7,574	5,787
Total	$28,971	$16,042

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

Stock Compensation

The Company recognizes compensation expense on a straight-line basis over the requisite service period for time vested awards.  For awards that vest based on performance conditions, the Company uses the accelerated model for graded vesting awards.  Typically, the Company’s stock-based compensation is accounted for as equity instruments, however, as a result of the second quarter fiscal 2008 stock option modification (described below), a small number of awards were granted which were liability classified.  The balance of the liability classified awards as of March 31, 2008 was $0.2 million. The Company’s policy is to issue new shares upon exercise of stock based compensation awards.  Stock-based compensation expense for the three and nine months ended March 31, 2008 and 2007 is included in the following categories (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Recorded as expense:
Cost of service and other	$228	$451	$1,033	$1,114
Selling and marketing	642	919	2,688	2,565
Research and development	344	716	1,190	1,306
General and administrative	866	1,155	3,459	2,994
	2,080	3,241	8,370	7,979
Capitalized computer software development costs	—	—	—	57
Total stock-based compensation	$2,080	$3,241	$8,370	$8,036

In connection with the Company’s failure to timely file its reports under the Securities Exchange Act of 1934 and consequent lack of an effective registration statement covering shares issuable in connection with certain equity grant awards, in December 2007 the Board of Directors voted to extend the period of time within which such awards may be exercised.  With that modification and in accordance with SFAS 123(R), “Share Based Payment”, the fair values of outstanding stock option awards were re-measured. As a result, the stock option modification resulted in incremental compensation cost of $1.5 million which was recorded during the second fiscal quarter of 2008.

10.  Net Income Per Common Share

Basic income per share was determined by dividing income attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing income attributable to common shareholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended, March 31,		Nine Months Ended, March 31,
	2008	2007	2008	2007
Income attributable to common shareholders	$4,033	$4,940	$4,288	$20,291
Plus: Impact of assumed conversion of Series D preferred stock	—	146	—	7,290
Net income	$4,033	$5,086	$4,288	$27,581

Basic weighted average shares outstanding	89,972	86,228	89,522	65,211
Diluted weighted average shares outstanding	93,834	91,876	93,865	90,647
Basic income per share attributable to common shareholders	$0.04	$0.06	$0.05	$0.31
Diluted income per share attributable to common shareholders	$0.04	$0.06	$0.05	$0.30

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would be anti-dilutive at the balance sheet date (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Employee equity awards and warrants	2,019	2,480	1,994	2,559

11.  Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income for the three and nine months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended, March 31,		Nine Months Ended, March 31,
	2008	2007	2008	2007
Net income	$4,033	$5,086	$4,288	$27,581
Foreign currency translation adjustments	(1,152)	(522)	(1,059)	2,821
Total comprehensive income	$2,881	$4,564	$3,229	$30,402

12.  Restructuring Charges

During the three and nine months ended March 31, 2008, the Company recorded $0.1 million and $8.6 million, respectively, in restructuring charges, primarily related to the relocation of the Company’s corporate headquarters under the May 2007 restructuring plan discussed below.

At March 31, 2008, total restructuring liabilities for all plans included $0.1 million for employee severance, benefits, and related costs and $17.3 million for the closure or vacating facilities. Management anticipates that payments of $4.6 million will be made over the next twelve months with the remaining $12.8 million paid through 2012.  These costs have been recorded in accrued expenses and other liabilities within the condensed consolidated balance sheet.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a) Restructuring charges originally arising in the three months ended June 30, 2007

In May 2007, the Company initiated a plan to relocate its corporate headquarters from Cambridge to Burlington, Massachusetts.  The relocation resulted in the Company ceasing to use its prior corporate headquarters, subleasing the space to a third party and relocating to a new facility.  During the year ended June 30, 2007, the Company recorded a charge of $0.1 million associated with the relocation of certain departments to temporary space.  The closure and relocation actions resulted in an aggregate charge of approximately $6.4 million during the nine months ended March 31, 2008.

As of March 31, 2008, there was $5.3 million in accrued expenses relating to the remaining lease payments.  During the nine months ended March 31, 2008, the following activity was recorded (in thousands):

Fiscal 2007 Restructuring Plan	Closure/ Consolidation of Facilities
Accrued expenses, July 1, 2007	$—
Restructuring charge	6,188
Restructuring charge—Accretion	218
Payments	(1,118)
Accrued expenses, March 31, 2008	$5,288
Expected final payment date	September 2012

(b)  Restructuring charges originally arising in the three months ended June 30, 2005

In May 2005, the Company initiated a plan to consolidate several corporate functions and to reduce its operating expenses. The plan resulted in headcount reductions and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million in the fourth quarter of fiscal 2005. During the years ended June 30, 2006 and 2007, the Company recorded an additional $1.8 million and $4.6 million, respectively, related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. During the nine months ended March 31, 2008, the Company recorded an additional $0.8 million primarily in severance and relocation expenses for employees that were notified or relocation expenses that were incurred during the period.

As of March 31, 2008, there were no remaining expenses relating to the restructuring. During the nine months ended March 31, 2008, the following activity was recorded (in thousands):

Fiscal 2005 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2007	$—	$688	$688
Restructuring charge	266	546	812
Payments	(266)	(1,234)	(1,500)
Accrued expenses, March 31, 2008	$—	$—	$—
Expected final payment date	—	—	—

(c)  Restructuring charges originally arising in the three months ended June 30, 2004

In June 2004, the Company initiated a plan to reduce its operating expenses including the consolidation of facilities, headcount reductions, and the termination of operating leases. These actions resulted in an aggregate restructuring charge of $23.5 million, in the fourth quarter of fiscal 2004. During the year ended June 30, 2005, the Company recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. In addition, the Company recorded $0.4 million in restructuring charges related to the accretion of the discounted restructuring accrual and a $0.8 million decrease to the accrual related to changes in estimates of severance benefits and sublease terms. During the year ended June 30, 2006 and 2007, the Company recorded a $0.7 million increase and a $0.2 million decrease, respectively, to the accrual primarily due to a change in the estimate of future operating costs and sublease assumptions associated with the facilities.  During the nine months ended March 31, 2008, the Company recorded an additional $1.4 million expense primarily related to changes in the estimates of future operating costs associated with the facilities.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2008, there was $5.1 million in accrued expenses relating to the remaining severance obligations and lease payments. During the nine months ended March 31, 2008, the following activity was recorded (in thousands):

Fiscal 2004 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2007	$4,959	$92	$5,051
Restructuring charge	1,261	(13)	1,248
Restructuring charge—Accretion	201	—	201
Payments	(1,349)	(25)	(1,374)
Accrued expenses, March 31, 2008	$5,072	$54	$5,126
Expected final payment date	September 2012	June 2008

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

As of March 31, 2008, there was $6.7 million in accrued expenses relating to the remaining lease payments. During the nine months ended March 31, 2008, the following activity was recorded (in thousands):

Fiscal 2003 Restructuring Plan	Closure/ Consolidation of Facilities
Accrued expenses, July 1, 2007	$8,043
Restructuring charge	(155)
Payments	(1,213)
Accrued expenses, March 31, 2008	$6,675
Expected final payment date	September 2012

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

As of March 31, 2008, there was $0.3 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. During the nine months ended March 31, 2008, the following activity was recorded (in thousands):

Fiscal 2002 Restructuring Plan	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2007	$384	$48	$432
Restructuring charge	116	—	116
Payments	(249)	—	(249)
Accrued expenses, March 31, 2008	$251	$48	$299
Expected final payment date	September 2012	June 2008

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Commitments and Contingencies

(a) FTC settlement and Related Honeywell Litigation

In December 2004, the Company entered into a consent decree with the Federal Trade Commission (FTC) with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that the Company’s acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, the Company entered into an agreement with Honeywell International, Inc. on October 6, 2004 (Honeywell Agreement), pursuant to which the Company transferred its operator training business and its rights to the intellectual property of various legacy Hyprotech products. In addition, the Company transferred its AXSYS product line to Bentley Systems, Inc.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As previously disclosed, on July 31, 2007, the Company entered into a settlement order with the SEC relating to the Wells Notice received by the Company. No enforcement action was filed by the SEC against the Company, and under the Well Notice settlement order, the Company agreed to cease and desist from violations of certain provisions of the federal securities laws, and to comply with certain undertakings.  No civil penalty was assessed by the SEC in connection with that settlement order, and the Company did not admit or deny any wrongdoing in connection with the settlement order.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other

The Company is currently defending claims that certain of its software products and implementation services have failed to meet customer expectations. On May 11, 2007, one of the claims resulted in an arbitration award against the Company in the amount of $1.4 million for which the Company recognized an expense in fiscal 2007, which was recorded in general and administrative expense.  The Company is defending another customer claim in excess of $5 million, as well as other general commercial claims. Although, the Company is defending the claims vigorously, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect the Company’s results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 16, 2006, the Holders of the Series D-1 Preferred converted 30,000 shares into 3,000,000 shares of common stock. In December 2006, the holders of the Series D-1 Preferred converted their remaining 270,300 shares into 27,030,000 shares of common stock.  In December 2006, the Company announced that it would redeem any shares of its Series D-2 Preferred that were not converted by their holders into common shares by January 30, 2007.  In January 2007, the remaining 63,064 shares of Series D-2 Preferred were converted by their holder into 6,306,400 shares of common stock.  The terms of the Series D-1 and D-2 Preferred required settlement of all accrued and unpaid dividends upon conversion of these shares into common stock and dividend accrual would cease upon such conversion.  Accordingly, the Company paid $2.4 million in May 2006 and $27.4 million in December 2006 to the holders of the Series D-1 Preferred for dividends accumulated at the date of conversion of the respective tranches of securities.  Additionally in January 2007 $6.6 million was paid to the holders of the Series D-2 Preferred for the dividends accumulated at the date of conversion.  As a result, all Series D preferred was converted into common stock during fiscal 2006 and 2007 and no preferred stock was outstanding during the nine months ended March 31, 2008.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the accompanying consolidated statements of operations, the accretion of preferred stock dividends and discount consist of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Accrual of dividends on Series D preferred stock	$—	$(111)	$—	$(5,498)
Accretion of discount on Series D preferred stock	—	(35)	—	(1,792)
Total	$—	$(146)	$—	$(7,290)

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

The accounting policies of the operating segments are described in the summary of significant accounting policies.

The results of the operating segments are as follows (in thousands):

	License	Maintenance and Training	Consulting Services	Total
Three Months Ended March 31, 2008—
Segment revenue	$40,018	$19,696	$14,530	$74,244
Segment expenses	17,460	3,965	10,847	32,272
Segment operating profit(1)	$22,558	$15,731	$3,683	$41,972
Three Months Ended March 31, 2007—
Segment revenue	$43,299	$19,629	$16,572	$79,500
Segment expenses	15,741	4,287	10,906	30,934
Segment operating profit(1)	$27,558	$15,342	$5,666	$48,566
Nine Months Ended March 31, 2008—
Segment revenue	$108,716	$61,277	$43,308	$213,301
Segment expenses	48,161	10,685	32,539	91,385
Segment operating profit(1)	$60,555	$50,592	$10,769	$121,916
Nine Months Ended March 31, 2007—
Segment revenue	$131,878	$59,271	$48,510	$239,659
Segment expenses	44,086	11,689	33,081	88,856
Segment operating profit(1)	$87,792	$47,582	$15,429	$150,803

(1)

The Segment operating profits reported reflect only the expenses of the operating segment and do not contain an allocation for marketing, general and administrative, development and other corporate expenses incurred in support of the segments.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation to income before provision for income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
Total segment operating profit for reportable segments	$41,972	$48,566	$121,916	$150,803
Cost of license and amortization for technology related costs	(4,034)	(5,203)	(11,241)	(15,635)
Marketing	(4,972)	(4,228)	(12,695)	(12,640)
Research and development	(8,901)	(8,744)	(25,305)	(22,411)
General and administrative and overhead	(18,523)	(16,828)	(53,457)	(51,833)
Restructuring charges and FTC legal costs	(111)	(1,597)	(8,628)	(3,632)
(Loss) gain on sales and disposals of assets	(13)	(161)	87	(234)
Stock compensation	(2,080)	(3,241)	(8,370)	(7,979)
Corporate/executive bonuses	(1,466)	(1,672)	(4,744)	(5,044)
Foreign currency exchange gain (loss)	2,653	(176)	4,846	2,871
Interest and other income and expense	1,626	965	4,344	2,112
Income before provision for income taxes	$6,151	$7,681	$6,753	$36,378

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

The following discussion and financial data give effect to the restatement discussed in Note 2 “Restatement of Condensed Consolidation Financial Statements” to the condensed consolidated financial statements included in this Form 10-Q. Our fiscal year ends on June 30, and references in this Form 10-Q to a specific fiscal year are the twelve months ended June 30 of such year (for example, “fiscal 2008” refers to the year ending June 30, 2008).

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

Our software license business represented 56% of our total revenues on a trailing four quarter basis.  We have continued to grow the installed base of software license and increased the total value of signed license contracts on a year over year basis.  In the third quarter of fiscal 2008, we closed two significant contracts with a net present value totaling $21.2 million that were recorded as part of deferred revenue because certain specific revenue recognition criteria were not met as of March 31, 2008.  Of this balance, the Company expects to recognize $9.3 million in the second quarter of fiscal 2009, $1.7 million in the third quarter of fiscal 2009, $2.0 million during fiscal 2010, and the remainder in subsequent periods.  There was no comparable revenue deferred in the third quarter of fiscal 2007.

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

Revenues generated by our maintenance and training business, represented 26% of our total revenues on a trailing four quarter basis and are closely correlated to changes in our installed base of software licenses.  The majority of our customers renew their support contracts when eligible to do so, and the majority of new software license contracts sold include a maintenance component.

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

Customers who obtain consulting services from us typically engage us to provide such services over periods of up to 24 months. We generally charge customers for consulting services, ranging from supply chain to on-site advanced process control and optimization services, on a fixed-price basis or time-and-materials basis.  The consulting services business represented 18% of our total revenues on a trailing four quarter basis, and has experienced lower margins than our other business segments.

Critical Accounting Estimates and Judgments

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP).  The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•    revenue recognition for both software licenses and fixed-fee consulting services;

•    impairment of long-lived assets, goodwill and intangible assets;

•    accounting for contingencies;

•    accounting for income taxes;

•    allowance for doubtful accounts;

•    restructuring accruals; and

•    accounting for stock-based compensation.

With the exception of the below paragraphs that discuss the impact of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”, or FIN 48, on our critical accounting policy and estimates for accounting for income taxes, during the first three quarters of fiscal 2008 there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2007 for a more complete discussion of our critical accounting policies and estimates.

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

We have historically accounted for interest and penalties related to uncertain tax positions as part of our provision for income taxes.  Following adoption of FIN 48, we will continue this classification.  As of March 31, 2008, we had accrued $8.0 million of interest and $0.7 million of penalties related to uncertain tax positions. Prior to July 1, 2007, we classified all income taxes payable as a current liability. Under FIN 48, we are required to classify those obligations that are expected to be paid within the next twelve months as a current obligation and the remainder as a non-current obligation. As of March 31, 2008, we classified $6.1 million of uncertain tax position liability as non-current obligations within other liabilities.

At March 31, 2008, the Company has significant deferred tax assets, resulting from net operating loss carryforwards, tax credit carryforwards, and deductible temporary differences. The Company provides a full valuation allowance against its net deferred tax assets in the United States, and a valuation allowance of $1.7 against its deferred tax assets of $5.0 million outside the United States. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years, a current year to date loss in the U.S. and presently a significant amount of uncertainty relative to the world economy.  Despite the Company’s consolidated profitability in the fiscal year ended June 30, 2007, and during the nine months ended March 31, 2008, the Company was not profitable in the U.S. during the nine months ended March 31, 2008.  The significant majority of the Company’s tax attributes are in the U.S., and thus will continue to maintain a full valuation allowance on its tax benefits until profitability has been sustained in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized. A significant decrease in the Company’s valuation allowance would result in an immediate material income tax benefit and an increase in total assets and stockholders’ equity and could have a significant impact on the Company’s earnings in future periods.

Summary of Restructuring Accruals

During the three and nine months ended March 31, 2008, we recorded $0.1 million and $8.6 million, respectively, in restructuring charges primarily related to the relocation of our corporate headquarters under the May 2007 restructuring plan discussed below.

At March 31, 2008, total restructuring liabilities for all plans included $0.1 million for employee severance, benefits, and related costs and $17.3 million for the closure or vacating facilities. We anticipate that payments of $4.6 million will be made over the next twelve months with the remaining $12.8 million paid through 2012.

Summary Restructuring Plans	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2007	$13,386	$828	$14,214
Restructuring charge	7,676	533	8,209
Restructuring charge—Accretion	419	—	419
Payments	(4,195)	(1,259)	(5,454)
Accrued expenses, March 31, 2008	$17,286	$102	$17,388
Expected final payment date	September 2012

For additional information about our restructurings, see Note 12 to the condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2008 and 2007

The following table sets forth revenues of selected items reflected in our condensed consolidated statements of operations for the three and nine months ended March 31, 2008 and March 31, 2007.  (in thousands)

	Three Months Ended March 31,		$	Nine Months Ended March 31,		$
	2008	2007	Change	2008	2007	Change
Revenues:
Software license	$40,018	$43,299	$(3,281)	$108,716	$131,878	$(23,162)
Service and other	34,226	36,201	(1,975)	104,585	107,781	(3,196)
Total Revenues	$74,244	$79,500	$(5,256)	$213,301	$239,659	$(26,358)

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

Software license revenues decreased by $3.3 million during the three months ended March 31, 2008, compared to the corresponding period of the prior year.  We closed two contracts with a net present value totaling $21.2 million in the third quarter of fiscal 2008 that were recorded as part of deferred revenue because certain specific revenue recognition criteria were not met as of March 31, 2008.  Of this balance we expect to recognize $9.3 million in the second quarter of fiscal 2009, $1.7 million in the third quarter of fiscal 2009, $2.0 million during fiscal 2010, and the remainder in subsequent periods.  There was no comparable revenue deferral in the third quarter of fiscal 2007.

During the nine months ended March 31, 2008, software license revenues were $23.2 million lower compared to the corresponding period of the prior year.  During the first three quarters of fiscal 2008, we closed four contracts with a net present value totaling $45.0 million that did not meet the criteria for revenue recognition as of the end of the quarter and were recorded as deferred revenue. Of this balance, we expect to recognize revenues of $17.2 million in the first quarter of fiscal 2009, $9.4 million in the second quarter of fiscal 2009, $2.9 million in the remainder of fiscal 2009, $7.1 million in fiscal 2010, and the balance in subsequent periods.

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

For the three months ended March 31, 2008, service and other revenues were lower by $2.0 million, compared to the corresponding period of the prior year primarily due to a decline in consulting services revenues of $1.7 million. During the period, consulting services revenues were lower than the corresponding period of fiscal 2007, which included $2.2 million in revenues related to the completion of a customer application project milestone.

For the nine months ended March 31, 2008, service and other revenues were lower by $3.2 million, compared to the corresponding period of the prior year. Consulting services revenues were $5.3 million lower than the corresponding period of fiscal 2007 due to a $1.1 million decrease in reimbursable expenses included in revenue in the current quarter, coupled with $2.2 million of revenues related to the completion of a customer application project milestone. This impact was partially offset by a $1.9 million increase in maintenance and training revenue from $59.3 million in the nine months ended March 31, 2007 to $61.2 million in the nine months ended March 31, 2008 due to continued growth of our installed base of maintenance contracts.

The following table sets forth cost of revenues of selected items reflected in our condensed consolidated statements of operations for the three and nine months ended March 31, 2008 and March 31, 2007 (in thousands).

	Three Months Ended March 31,		$	Nine Months Ended March 31,		$
	2008	2007	Change	2008	2007	Change
Cost of revenues:
Software license	$4,034	$3,571	$463	$11,241	$10,429	$812
Service and other	17,416	18,620	(1,204)	51,824	54,564	(2,740)
Amortization of technology related intangible assets	—	1,632	(1,632)	—	5,206	(5,206)
Total cost of revenues	$21,450	$23,823	$(2,373)	$63,065	$70,199	$(7,134)

Cost of Software Licenses

Costs of software license revenues increased $0.5 million and $0.8 million, respectively, during the three and nine months ended March 31, 2008, compared to the corresponding periods of the prior year.  Costs of software licenses are primarily comprised of royalties paid for third party products included in our products, as well as amortization of internally developed software previously capitalized. The majority of these costs are fixed and do not vary significantly relative to changes in revenue.

Cost of Service and Other

Costs of service and other revenue decreased by $1.2 million during the three months ended March 31, 2008, compared to the corresponding period of the prior year.  The decrease was primarily due to a $0.7 million reduction in facility costs, a $0.2 million reduction in sub-contractor expense, and a $0.2 million reduction of customer reimbursable expenses.  We expect the cost of service and other to remain relatively consistent as a percentage of service revenues.

Costs of service and other revenue decreased by $2.7 million during the nine months ended March 31, 2008, compared to the corresponding period of the prior year.  This decrease versus the comparable period in fiscal 2007 was primarily due to a $1.1 million reduction in infrastructure-related expenses stemming mostly from facility consolidation, lower project reimbursable costs of $0.8 million and lower sub-contractor fees of $0.8 million that resulted from the termination of an external supplier.

Amortization of Technology Related Intangible Assets

Technology related intangible assets consists of the value of technology purchased in connection with previous business acquisitions. Amortization of these intangible assets decreased by 100% during the three and nine months ended March 31, 2008, as compared to the corresponding period of the prior year.  The related assets were fully amortized as of June 30, 2007.

Operating Expenses

The following table sets forth operating expenses and the percentages of total revenue for those operating expenses as reported in our condensed consolidated statements of operations.  (in thousands)

	Three Months Ended March 31,		$	%	Nine Months Ended March 31,		$	%
	2008	2007	Change	Change	2008	2007	Change	Change
Operating Expenses:
Sales and marketing	$25,362	$23,505	$1,857	7.9%	$70,946	$66,833	$4,113	6.2%
Research and development	11,592	12,120	(528)	(4.4)%	33,853	31,339	2,514	8.0%
General and administrative	13,844	11,402	2,442	21.4%	39,333	36,027	3,306	9.2%
Restructuring charges	111	1,597	(1,486)	(93.0)%	8,628	3,632	4,996	137.6%
Loss on sale and disposal of assets	13	161	(148)	(91.9)%	(87)	234	(321)	(137.2)%
Total operating expenses	$50,922	$48,785	$2,137	4.4%	$152,673	$138,065	$14,608	10.6%

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.9 million during the three months ended March 31, 2008, compared to the corresponding period of the prior year.  This was primarily attributable to increases in personnel costs of $1.3 million resulting from annual merit increases and an increase in headcount.

During the nine months ended March 31, 2008, sales and marketing expenses increased by $4.1 million compared to the corresponding period of the prior year.  This was primarily attributable to a $2.8 million increase in personnel costs resulting from annual merit increases and an increase in headcount, as well as an increase of $1.1 million from increased tradeshows and events.

Research and Development Expenses

Research and development expenses decreased by $0.5 million during the three months ended March 31, 2008, compared to the corresponding period of the prior year, primarily due to decreases in facilities and stock based compensation attributable to research and development personnel.

During the nine months ended March 31, 2008, research and development expenses increased by $2.5 million compared to the corresponding period of the prior year.  The increase was primarily due to the capitalization of $3.1 million in the quarter ending September 30, 2006 for costs associated with a major product release in that period for which technological feasibility had been previously established. Additional costs were no longer capitalized following the product release in September 2006. This was partially offset by the decreases noted above.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million during the three months ended March 31, 2008, compared to the corresponding period of the prior year.  The increase was due to an increase of $3.0 million in audit and professional fees in the third quarter fiscal 2008 to complete the restatement of our fiscal 2007 financial statements. That increase was partially offset by $0.5 million in lower bad debt expense resulting from improved credit and collection procedures.

General and administrative expenses increased by $3.3 million during the nine months ended March 31, 2008, compared to the corresponding period of the prior year.  The increase is primarily the result of an additional $7.2 million in external consultant and audit fees associated with the restatement of our fiscal 2007 financial statements, partially offset by lower legal fees of $3.7 million compared to the nine month period in fiscal 2007. Additionally, bad debt expense in the first nine months of fiscal 2008 was $0.9 million lower due to improved credit and collection procedures.

Restructuring Charges

Restructuring charges decreased by $1.5 million during the three months ended March 31, 2008, compared to the corresponding period of the prior year.  Expenses charged in the third quarter of fiscal 2007 related primarily to severance and relocation expenses as part of the May 2005 restructuring plan.  No such expenses were incurred during the third quarter of fiscal 2008.

During the nine months ended March 31, 2008, restructuring charges increased by $5.0 million compared to the corresponding period of the prior year.  This increase relates primarily to the relocation of the Company’s headquarters in the first fiscal quarter of 2008 and a change in assumptions due to a sub-lessor defaulting on a lease term in the second fiscal quarter of 2008.

Interest Income

Interest income is earned from cash invested in highly liquid short term instruments, and from the accretion of interest for software licenses sold pursuant to long term installment payment contracts. Under these installment payment contracts, customers have the option to make annual payments over the license term or to make a single payment at the outset of the term. Historically, a substantial majority of customers have elected to make annual payments. The increase in interest income is due to the increases in our average cash balance as well as increases in installments receivable balances due from customers.  The increases in installments receivable balances are a result of the continued expansion of the installed base of our software products.  Interest income for the three and nine months ended March 31, 2008 increased to $6.1 million and $18.1 million from $5.6 million and $16.1 million for the three and nine months ended March 31, 2007, respectively.

Interest Expense

We incur interest expense primarily on secured borrowings under our secured borrowing arrangements with unrelated financial institutions. Interest expense for the three months ended March 31, 2008 decreased to $4.5 million from $4.7 million in the corresponding period of the prior year. The overall decrease was attributable to a lower level of secured borrowings, in particular a lower level of high interest debt under the Fiscal 2005 and Fiscal 2007 Securitizations. This was offset by a $0.8 million termination fee which was recorded as interest expense, and which was paid to settle the Fiscal 2007 Securitization in March 2008 and to the recognition of $0.5 million of previously unamortized debt issuance costs upon such settlement.

During the nine months ended March 31, 2008, interest expense decreased to $13.7 million from $14.0 million in the corresponding period of the prior year.  The overall decrease was also attributable to generally lower level of secured borrowings, which are secured by our installment and other receivable contracts, and a lower level of high interest debt under the Fiscal 2005 and Fiscal 2007 Securitizations. This was offset by a $0.8 million termination fee paid to settle the Fiscal 2007 Securitization in March 2008 and to the recognition of $0.5 million of previously unamortized debt issuance costs upon such settlement.

Foreign Currency Exchange Gain (Loss)

Foreign currency exchange gains and losses are incurred as a result of:  the settlement of transactions denominated in foreign currencies; the remeasurement of intercompany accounts denominated in foreign currencies; and the impact of the mark to market adjustments related to our foreign currency derivatives, which reflect movement in exchange rates relative to the U.S. dollar. The revaluation adjustments are unrealized gains and losses as the related intercompany balances typically have not settled in cash.  The increase in the three and nine month periods ended March 31, 2008 compared to the same period in the prior fiscal year was primarily due to the further continued weakening of the U.S. dollar relative to the functional currencies of our subsidiaries.

Provision for Income Taxes.

Our provision for income taxes relates primarily to the accrual of interest on uncertain tax positions, foreign withholding taxes, and income taxes attributable to our operating results in foreign jurisdictions.  Our effective tax rates were 34.4% and 33.8% for the three months ended March 31, 2008 and 2007, respectively. At December 31, 2007, we determined that it was more likely than not that most of our non-U.S. deferred tax assets would be realized based upon our positive cumulative operating results and our assessment of our expected future foreign operating results. As a result, we released a portion of our valuation allowance on foreign net deferred income taxes and recognized a discrete income tax benefit of $2.6 million in our statement of operations for the three months ended December 31, 2007.  Our effective tax rate in future periods will be affected by the geographic distribution of our earnings, the availability of tax credits, as well as the potential release of additional valuation allowances, primarily in the U.S., if we conclude it is more likely than not that the related tax benefits will be realized in the future.

Liquidity and Capital Resources

Resources

We historically have financed our operations through cash generated from operating activities, public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, borrowings secured by our installment receivable contracts and borrowings under bank credit facilities. As of March 31, 2008, we had cash and cash equivalents totaling $136.4 million. We believe our current cash balances, future cash flows from our operations, including collections of currently outstanding installments receivable, cash from future borrowings secured by installment receivable contracts, and cash available under line of credit arrangements will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, we may need to obtain additional financing thereafter or earlier if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. In addition, we may seek to take advantage of favorable market conditions by raising additional funds from time to time through public or private security offerings, debt financings, strategic alliances or other financing sources. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. Any of these actions may seriously harm our business and operating results.

Operating Activities

For the nine months ended March 31, 2008, operating activities provided $47.7 million of cash as compared to $45.1 million in the corresponding period of the prior year.  Sources of cash included: net income and non-cash charges for depreciation, amortization and stock-based compensation of $21.0 million; an increase in deferred revenue of $51.3 million; a decrease in unbilled services of $6.1 million; an increase in other liabilities of $4.1 million.  These sources of cash were partially offset by cash used for: a net increase in installments collateralized and accounts receivable of $21.3 million; a decrease in accounts payable and accrued expenses and other current liabilities of $7.2 million; an increase in net foreign currency gains of $3.5 million; and an increase in deferred income tax assets of $2.6 million.

Financing Activities

For the nine months ended March 31, 2008, cash used in financing activities was $37.0 million primarily due to repayments net of proceeds from secured borrowings of $39.0 million, offset by proceeds of $3.3 million received from the  exercise of employee stock options. The net repayments on secured borrowings include the settlement in December 2007 of the Fiscal 2005 Securitization described below for $4.2 million, and the settlement of the Fiscal 2007 Securitization facility in March 2008 for $12.2 million and reflects our strategy to reduce our secured borrowings while maintaining a relatively consistent cash balance.

Borrowings collateralized by receivable contracts

Traditional Programs

We historically have maintained arrangements, which we refer to as our Traditional Programs, with financial institutions providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. Under our arrangements with General Electric Capital Corporation, Bank of America and Silicon Valley Bank (SVB), both parties must agree to enter into each transaction and negotiate the borrowing amount and interest rate secured by each receivable.  The customers’ payments of the underlying receivables fund the repayment of the related borrowing amount.  The weighted average interest rate on the secured borrowings was 7.6% at March 31, 2008.

The amount of total collateralized receivables for the Traditional Programs approximates the amount of the secured borrowings recorded in the consolidated balance sheets.  The collateralized receivables earn interest income and the secured borrowings accrue borrowing costs at approximately the same interest rates.  When cash is received from a customer by us, the collateralized receivable balance is reduced and the related secured borrowing is reclassified to an accrued liability for amounts we must remit to the financial institution.  The accrued liability is reduced when payment is remitted to the financial institutions.  The terms of the customer accounts receivable range from amounts that are due within 30 days to installment receivables that are due over five years.  We act as the servicer for the receivables in one of the three arrangements.

Under these arrangements, we received aggregate cash proceeds of $68.3 million for the nine months ended March 31, 2008.  As of March 31, 2008, we had outstanding secured borrowings of $170.7 million that were secured by collateralized receivables totaling $174.2 million under the Traditional Programs.  We estimate that there was in excess of $70.6 million available under the arrangements at March 31, 2008.  As the collection of the collateralized receivables and resulting payment of the borrowing obligation will reduce the outstanding balance, the availability under the arrangements can be increased.  We expect to maintain our access to cash under these arrangements, and to transfer installments receivable as business requirements dictate.  Our ongoing ability to access the available capacity will depend upon a number of factors, including the generation of additional customer receivables and the financial institution’s willingness to continue to enter into these transactions.

Under the terms of the Traditional Programs, we have transferred the receivables to the financial institutions with limited financial recourse.  Potential recourse obligations are primarily related to one program that requires us to pay interest to the financial institution when the underlying customer has not paid by the due date. This recourse is limited to a maximum period of 90 days after the due date.  The amount of installment receivables within the program that has this potential recourse obligation was $58.7 million at March 31, 2008.  This ninety day recourse obligation is recognized as interest expense as incurred and totaled $0.4 million and $0.6 million for the nine months ended March 31, 2008 and 2007, respectively.  In addition, we have recourse obligations under the Bank of America program totaling $0.7 million at March 31, 2008 if the underlying installment receivable is not paid by the customer.  This recourse obligation is in the form of a deferred payment by the financial institution that is withheld until customer payments are received.  Otherwise, recourse generally results from circumstances in which we failed to perform requirements related to contracts with the customer.  Other than the specific items noted above, the financial institutions bear the credit risk associated with the customer whose receivable it purchased.

In the ordinary course of our acting as a servicing agent for receivables transferred to SVB, we regularly receive funds from customers that are processed and remitted onward to SVB.  While in our possession, these cash receipts are contractually owned by SVB and are held by us in trust for SVB’s benefit until remitted to the bank.  Cash receipts held for the benefit of SVB recorded in our cash balances and current liabilities totaled $1.9 million and $2.8 million as of March 31, 2008 and June 30, 2007, respectively.  Such amounts are restricted from our use.

In June 2008, the Company paid the outstanding amount under the Bank of America program at its carrying value of $2.7 million inclusive of a one percent pre-payment penalty.

Securitization of Accounts Receivable

In fiscal 2005 and fiscal 2007, we completed securitizations transactions that included collateralized receivables whose value exceeds the related borrowings from the financial institutions.  In December 2007, we paid the outstanding amount of secured borrowings outstanding under the Fiscal 2005 Securitization at its carrying value of $4.2 million.  Unamortized debt issue costs totaling $0.1 million were charged to expense at the time.

We had been in violation of certain reporting covenants related to the Fiscal 2007 Securitization due to the delay in filing our financial statements with the SEC and other violations. In March 2008, we paid the outstanding amount of secured borrowings outstanding under the Fiscal 2007 Securitization at its carrying value of $12.2 million plus a termination fee of $0.8 million, in final settlement of this arrangement.  Unamortized debt issue costs totaling $0.5 million were charged to expense at the time.

Credit Facility

In January 2003 we executed a loan arrangement with SVB, which we have subsequently amended from time to time. This arrangement provides a line of credit of up to the lesser of (1) $15.0 million and (2) 70% of eligible domestic receivables, and a line of credit of up to the lesser of (1) $10.0 million and (2) 80% of eligible foreign receivables. The line of credit bears interest at the greater of 4.25% or the bank’s prime rate (5.25% at March 31, 2008). The line is subject to an unused line of credit fee of 0.375%, which can be reduced by half if balances in non-interest bearing accounts average $10 million. The line of credit is collateralized by substantially all of our assets.  We are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio.  The terms of the loan arrangement restrict our ability to pay dividends, with the exception of dividends paid in common stock or preferred stock dividends in cash.

As of March 31, 2008, there was $7.5 million in letters of credit outstanding under the line of credit and there was $17.5 million available for future borrowing.  As of March 31, 2008, we were in compliance with the tangible net worth covenant and adjusted quick ratio covenants. The loan arrangement expires in May 2009.

Cash Requirements

Investing Activities

During the nine months ended March 31, 2008, investing activities used $7.0 million of cash primarily as a result of the purchase of $4.4 million  to upgrade our financial reporting and management information system. We expect to spend an additional $2.0 million in capital expenditures in the last three months of fiscal 2008, primarily for additional purchases of software and computer equipment. We are not currently party to any purchase contracts related to future capital expenditures.

Management is currently implementing an information system and other related changes, which are being designed and implemented in part to remediate our material weaknesses and significant deficiencies in internal controls over financial reporting. Management currently believes that the costs for such remediation activities, a substantial portion of which are expected to be incurred to upgrade our existing financial applications, could be material.

Sensitivity to Market Risk

Foreign Currency Risk.  Revenues originating outside of the United States, a portion of which are denominated in foreign currencies, totaled 64% and 52% for the three months ended March 31, 2008 and March 31, 2007, respectively, and totaled 66% and 51% for the nine months ended March 31, 2008 and March 31, 2007, respectively. Since we conduct business on a global basis in various foreign currencies, we are exposed to movements in foreign currency exchange rates. We utilize a foreign currency-hedging program that uses foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged.

Inflation.  Inflation has not had a significant impact on our operating results to date and we do not expect inflation to have a significant impact during the last three months of fiscal 2008.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed according to their level within this hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or our fiscal 2009, except for nonrecurring fair value measurements of non-financial assets and non-financial liabilities, for which the effective date is fiscal years beginning after November 15, 2008, or our fiscal 2010. We have not yet determined the effect that the application of SFAS No. 157 will have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, or our fiscal 2010. We have not yet determined the effect that the application of SFAS No. 160 will have on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses. At March 31, 2008, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Impact of Foreign Currency Rate Changes

During the first nine months of fiscal 2008, the U.S. dollar weakened against currencies for countries in which we have local operations, primarily in Europe, Canada and the Asia-Pacific region. The remeasurement of our intercompany receivables and payables are recorded as unrealized transaction gains or losses in our consolidated statement of operations as foreign currency exchange gain (loss).  Our primary foreign currency exposures relate to customer installment receivables and to operating costs and expenses, which are foreign currency denominated.  Foreign exchange forward contracts are purchased to hedge certain customer accounts and installments receivable contract amounts (both held and transferred) that are denominated in a foreign currency.

Foreign Exchange Hedging

We enter into foreign exchange forward contracts to mitigate our exposure to currency fluctuations on customer installments receivable contracts denominated in foreign currencies. We do not use derivative financial instruments for speculative or trading purposes, and our derivative positions are not accounted for as accounting hedges. It has been our past practice to hedge virtually all of our material receivables denominated in foreign currencies for which forward contracts were feasible.  However, beginning in late fiscal 2008 we revised this practice to hedge only the net exposure to foreign currencies.  We measure net exposure as the difference between future receivables and future operating expenses in a particular currency.

We had $33.5 million of foreign exchange forward contracts denominated in British, Japanese, Swiss, Euro and Canadian currencies, which related to underlying customer installments receivable transactions at March 31, 2008. The underlying customer installments receivable transactions consisted of assets carried on our balance sheet, for which we retain the exposure associated with changes in foreign exchange rates. At each balance sheet date, the foreign exchange forward contracts and the related installment receivable contracts denominated in foreign currencies are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings. Gains and losses related to these instruments for the nine months ended March 31, 2008 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, operating results or cash flows resulting from the use of these instruments. There can be no assurance, however, that these strategies will be effective or that currency-related transaction losses can be limited or forecasted accurately.

The following table summarizes our forward contracts to sell foreign currencies for U.S. dollars at March 31, 2008. All of these contracts relate to customer accounts and installments receivable contracts. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximated the weighted average contractual foreign currency exchange rate.  The fair value of the contracts as of March 31, 2008 was a loss of $2.4 million.

Currency	Forward Amount in U.S. Dollars	Contract Origination Date	Contract Maturity Date
	(in thousands)
Euro	$23,323	Various: Mar. 07—Mar. 08	Various: Mar. 08—Sept. 08
British Pound Sterling	5,012	Various: July. 07—Mar. 08	Various: Apr. 08—June 08
Japanese Yen	3,278	Various: July 07—Jan. 08	Various: May 08—Dec. 08
Canadian Dollar	1,530	Various: July. 07—Mar. 08	Various: Mar. 08—Dec. 08
Swiss Franc	324	Various: Dec. 07—Mar. 08	Various: Apr. 08—June 08
Total	$33,467

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.   In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management believes that these material weaknesses still exist as of March 31, 2008. Because of the material weaknesses described above, our chief executive officer and chief financial officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, the following changes were made to our internal control over accounting for transfers of customer installment and accounts receivables under receivable sale facilities that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

In order to improve controls over the periodic financial close process, we performed the following:

•                  Consolidated our financial operations into three global centers.

In order to improve controls over the accounting for transfers of customer installment and accounts receivables under receivable sale facilities, we performed the following:

•                  Enhanced procedures, including increased management review and approval of receivable transfers under receivable sale facilities and development of appropriate systems and reporting mechanisms, to ensure that transactions are allowable and properly accounted for as a sale of assets or secured borrowing under the terms of the receivable sale facilities;

•                  Enhanced receivable reconciliation procedures to ensure that only valid receivables are included on internal reports used to identify receivables eligible for transfer;

•                  Improved reporting and review procedures between our company and the financial institutions who participate in the receivable sales facilities, and

•                  Paid off remaining outstanding borrowings under our Fiscal 2007 Securitization, which reduces the risks associated with these activities.

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

•                  Assess the adequacy of the systems and procedures used to track and account for stock-based awards; and

•                  Further simplify the legal entity structure and the ways in which we do business.

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

•                  Enhance review procedures to ensure all components of a customer order are delivered on a timely basis and are useable by the customer; and

•                  Enhance the management review procedure relating to royalty agreement, fees calculation and reconciliation in order to prevent royalty fees from being understated.

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

If the remedial measures described above are insufficient to address any of the identified material weaknesses or not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. We are currently implementing an enhanced controls environment intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures, including regular reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described in “Item 1A. Risk Factors—In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy effectively the five material weaknesses identified as of March 31, 2008 could result in material misstatements in our financial statements” in Part II of this Form 10-Q.

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

In March 2007, we were served with a complaint and petition to compel arbitration filed by Honeywell in New York State Supreme Court. The complaint alleges that we failed to comply with our obligations to deliver certain technology under the Honeywell Agreement referred to above, that we owe approximately $800,000 to Honeywell under the Honeywell Agreement, and that Honeywell is entitled to some portion of the $1.2 million holdback retained by Honeywell under the holdback provisions of the Honeywell Agreement, plus unspecified monetary damages. In accordance with the Honeywell Agreement, certain of Honeywell’s claims relating to the holdback were the subject of a proceeding before an independent accountant, who determined in December 2008 that we were entitled to a portion of the holdback.  Although we believe many of the claims to be without merit and intend to defend the claims vigorously, we and Honeywell have engaged in settlement negotiations.  If we and Honeywell are unable to reach a settlement on terms acceptable to us, it is possible that the litigation and resolution of the claims may have an adverse impact on our operating results, cash flows and financial position.

(b) Other Litigation

SEC action and U.S. Attorney’s office criminal complaint

In January 2007, the SEC filed civil enforcement complaints in the United States District Court in and for the District of Massachusetts alleging securities fraud and other violations against three of our former executive officers, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which was restated in March 2005 (we and each of these former executive officers had also received “Wells Notice” letters of possible enforcement proceedings by the SEC in June and July 2006). On the same day the SEC complaints were filed, the U.S. Attorney’s Office for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of those transactions. Mr. McQuillin pled guilty in March 2007 and was sentenced in October 2007.  On November 12, 2008, Mr. McQuillin and Mr. Evans entered into final settlements of the civil enforcement actions with the SEC without admitting or denying liability, and the Court also entered a stay of discovery in Ms. Zappala’s case in as much as the parties had reached an “agreement in principle” to settle that matter as well.

As previously disclosed, on July 31, 2007, we entered into a settlement order with the SEC relating to the Wells Notice received by us. No enforcement action was filed by the SEC against us, and under the Wells Notice settlement order, we agreed to cease and desist from violations of certain provisions of the federal securities laws, and to comply with certain undertakings.  No civil penalty was assessed by the SEC in connection with that settlement order, and we did not admit or deny any wrongdoing in connection with the settlement order.

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

We may be named as a defendant in securities litigation or derivative lawsuits by current or former stockholders in connection with the restatements of its consolidated financial statements.  Further, we may be subject to claims relating to adverse tax consequences with respect to stock options covered by the restatements. Defending against potential claims will likely require significant attention and resources of management and could result in significant legal expenses.

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

Other

We are currently defending claims that certain of our software products and implementation services have failed to meet customer expectations. On May 11, 2007, one of the claims resulted in an arbitration award against us in the amount of $1.4 million for which we recognized an expense in second and fourth quarters of fiscal 2007, which was recorded in general and administrative expense.  We are defending another customer claim in excess of $5 million, as well as other general commercial claims.  Although we are defending the claims vigorously, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors.

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

Term license renewal negotiations may be difficult and more time consuming than negotiations for new licenses. Moreover, customers may choose not to renew term licenses, resulting in reduced revenue to us. In addition, customers may wish to negotiate renewals of term licenses on terms and conditions that require us to change the way we recognize revenue under our existing revenue recognition practices at the time of such renewal with such customers. Any such changes could result in a material adverse effect on our results. In addition, many of our license transactions are very large and/or complex and the criteria in U.S. GAAP applicable to software revenue recognition are equally complex, thus, resulting in the risk that license bookings may not translate into recognized revenue in the same period of the booking.

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

We derive a majority of our total revenues from companies in or serving the oil and gas, chemicals, petrochemicals and petroleum industries. Accordingly, our future success depends upon the continued demand for manufacturing optimization software and services by companies in these process manufacturing industries. The oil and gas, chemicals, petrochemicals and petroleum industries are highly cyclical and highly reactive to the price of oil, as well as general economic conditions. At least one of our customers has filed for bankruptcy protection, which may affect associated cash receipts and the extent to which revenue from our customer may be recognized.  There is no assurance that other customers may not also seek bankruptcy or other similar relief from creditors, which could adversely affect our results of operations.

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

In January 2007, the SEC filed civil enforcement complaints in the United States District Court in and for the District of Massachusetts alleging securities fraud and other violations against three of our former executive officers, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005 (we and each of these former executive officers had also received “Wells Notice” letters of possible enforcement proceedings by the SEC in June and July 2006). On the same day the SEC complaints were filed, the U.S. Attorney’s Office for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of those transactions. Mr. McQuillin pled guilty in March 2007 and was sentenced in October 2007.  On November 12, 2008, Mr. McQuillin and Mr. Evans entered into final settlements of the civil enforcement actions with the SEC without admitting or denying liability, and the Court also entered a stay of discovery in Ms. Zappala’s case inasmuch as the parties had reached an “agreement in principle” to settle that matter as well.

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

Generally accepted accounting principles in the United States are subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

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

Item 6.  Exhibits

		Filed	Incorporated by Reference
Exhibit		with this			Exhibit
Number	Description	Form 10-Q	Form	Filing Date with SEC	Number

10.1	Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		8-K	January 7, 2008	10.2

10.2	Fifteenth Amendment dated January 24, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	☒

10.3	Sixteenth Amendment dated May 15, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	☒

10.4	Seventeenth Amendment dated November 14, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	☒

10.5	Eighteenth Amendment dated January 30, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	☒

10.6	Seventeenth Loan Modification Agreement dated December 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	January 7, 2008	10.3

10.7

Eighteenth Loan Modification Agreement dated January 24, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

☒

10.8

Nineteenth Loan Modification Agreement dated April 11, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

☒

10.9

Twentieth Loan Modification Agreement dated May 15, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

☒

10.10

Twenty-first Loan Modification Agreement dated June 12, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

☒

		Filed	Incorporated by Reference
Exhibit		with this			Exhibit
Number	Description	Form 10-Q	Form	Filing Date with SEC	Number

10.11

Twenty-second Loan Modification Agreement dated July 15, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

☒

10.12

Twenty-third Loan Modification Agreement dated September 30, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

☒

10.13

Twenty-fourth Loan Modification Agreement dated November 14, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

☒

10.14

Twenty-fifth Loan Modification Agreement dated January 15. 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

☒

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
Bradley T. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXIBIT INDEX

		Filed	Incorporated by Reference
Exhibit		with this			Exhibit
Number	Description	Form 10-Q	Form	Filing Date with SEC	Number

10.1	Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		8-K	January 7, 2008	10.2

10.2	Fifteenth Amendment dated January 24, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	☒

10.3	Sixteenth Amendment dated May 15, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	☒

10.4	Seventeenth Amendment dated November 14, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	☒

10.5	Eighteenth Amendment dated January 30, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	☒

10.6	Seventeenth Loan Modification Agreement dated December 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	January 7, 2008	10.3

10.7

Eighteenth Loan Modification Agreement dated January 24, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

☒

10.8

Nineteenth Loan Modification Agreement dated April 11, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

☒

10.9

Twentieth Loan Modification Agreement dated May 15, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

☒

10.10

Twenty-first Loan Modification Agreement dated June 12, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

☒

		Filed	Incorporated by Reference
Exhibit		with this			Exhibit
Number	Description	Form 10-Q	Form	Filing Date with SEC	Number

10.11

Twenty-second Loan Modification Agreement dated July 15, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

☒

10.12

Twenty-third Loan Modification Agreement dated September 30, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

☒

10.13

Twenty-fourth Loan Modification Agreement dated November 14, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

☒

10.14

Twenty-fifth Loan Modification Agreement dated January 15, 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

☒

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	☒

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	☒

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒