Form 10-K
period 2008-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2009-06-30
CIK 929940

Use these links to rapidly review the document

(a)(1) Financial Statements
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of December 31, 2007, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by nonaffiliates of the registrant was $981,656,946 based on a total of 60,521,390 shares of common stock held by nonaffiliates and on a closing price of $16.22 on December 31, 2007 for the common stock as reported on The NASDAQ Global Market.

         There were 90,111,557 shares of common stock outstanding as of June 16, 2009.

        Our registered trademarks include aspenONE, AspenPlus, HYSYS, AspenTech, Kbase, InfoPlus.21 and DMCPlus.

        Our trademarks include HTFS+, Aspen Zyqad, Aspen PIMS, Aspen Orion XT, Aspen Olefins Scheduler, Aspen Collaborative Demand Manager, Aspen Inventory Management & Operations Scheduling, Aspen Plant Scheduler, Aspen Supply Planner, Aspen DPO, and Aspen Retail.

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

PART I

Item 1.    Business.

        This Form 10-K and our other reports filed with or furnished to the Securities and Exchange Commission (SEC) are available free of charge through our Internet site (http://www.aspentech.com) as soon as practicable after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Overview

        We are a leading supplier of integrated software and services to the process industries, for which the principal markets consist of: energy; chemicals; pharmaceuticals; and engineering and construction. Additionally, we also serve other industries such as power and utilities, consumer products, metals and mining, pulp and paper and biofuels, which manufacture and produce products from a chemical process. We provide a comprehensive, integrated suite of software applications that utilize proprietary empirical models of chemical manufacturing processes to improve plant and process design, economic evaluation, production, production planning and scheduling, and operational performance, and an array of services designed to optimize the utilization of these products by our customers. We are organized into three operating segments: software licenses, maintenance and training, and professional services. Each of these operating segments has unique characteristics and faces different opportunities and challenges.

        We were initially incorporated in 1981 and reincorporated in Delaware in 1998. For more than 25 years, we have had a track record of innovation and technology leadership in the process industries. Our customer base of over 1,500 process manufacturers includes several of the world's leading petroleum refiners, chemical companies, pharmaceutical companies and engineering and construction firms that service the process industries. As of March 31, 2009, we operated globally through 27 offices in 24 countries.

Industry Background

        Process industries typically manufacture finished products by applying a controlled chemical process to a raw material that is fed continuously through the processing plant; however, in some cases, such as specialty chemicals and pharmaceuticals, finished products are produced by applying a chemical process to a specific batch of raw material, rather than a continuous feedstock.

        There are several characteristics of manufacturing properties of the process industries, as follows:

  •
  Products are manufactured in continuous or batch processes that involve a chemical transformation of the raw material into the finished product;

  •
  Multiple, interdependent products are often made simultaneously;

  •
  Manufacturing plants typically process high volumes, are highly automated and extremely capital intensive;

  •
  Raw material specification and production sequence both have a major impact on feasibility and profitability; and

  •
  Supply chain management is global and highly complex.

        As a result, many process manufacturers rely heavily on our software, services and domain expertise to help them design, model and manage these complex activities.

        In addition to these factors that are common to most segments of the process industries, each vertical market has its own set of unique challenges that must be addressed in order to effectively design, model and manage operations.

Energy

Refining (Downstream)

        The downstream refining sector is characterized by very high volumes and low operating margins. Refineries are under constant pressure to maximize output, optimize product mix and minimize inventory levels when demand for petroleum products is high and capacity utilization is tight. Conversely, when demand is low and capacity utilization is poor, the refineries are under pressure to reduce costs and operate as efficiently as possible.

        At the same time, many petroleum companies have recognized that the legacy information technology (IT) systems that resulted from the mergers and acquisitions of the 1990s are inadequate. In response, companies are increasingly investing in integrated software suites that can provide better visibility into all aspects of the production process, from inventory levels throughout the system to quality and production information, as well as market dynamics. This enables them to keep lower amounts of inventory on hand, make better buy versus produce versus trade decisions, and maximize capacity utilization at the refinery level, taking into account both volume and product mix. In addition, the need for accurate integrated information is heightened by a proliferation of regional product specifications, a volatile market, and increasingly stringent environmental regulations.

        Running more barrels through the refinery at full capacity makes it difficult to keep the physical assets in prime condition and can create safety and reliability issues. Refiners are faced with the need to optimize the design of their processes and achieve more reliable and stable operations. Process engineers are challenged with making timely decisions while meeting the objectives of designing and operating efficient, safe and profitable process plants. Measuring the complex interactions among equipment, feedstock, refined products and business objectives is the key to unlocking optimization at the refinery level.

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

  •
  Optimizing the use of energy to minimize the impact of high energy costs;

  •
  Managing a shrinking, global talent pool; and

  •
  Minimizing greenhouse gas emissions.

Oil and Gas (Upstream)

        The upstream oil and gas sector is driven by the high cost of capital investment, which has escalated as the search for new reserves takes companies to more remote, politically unstable locations and ever deeper oceans. The high cost of investment places a premium on maximizing any expenditure. An improperly placed well that fails economically to remove all surrounding reserves or a poorly designed transmission system that requires excessive pressurization or maintenance can have a significant impact on profitability for many years. In addition, managing oil and gas assets is complicated, since these assets are highly complex and interconnected. Companies must achieve high output while minimizing investment; optimize facilities to match a constantly varying slate of crudes and gases; and ensure the efficient transmission of materials through large, interconnected, and environmentally sensitive pipeline infrastructure.

        To further complicate the challenge, every decision occurs against the backdrop of rapidly fluctuating open market oil and gas prices. Unlike other segments of the process industries, where raw material price movements are smoothed through long-term contracts, oil and gas prices can oscillate rapidly from week to week or even day to day. This puts enormous pressure on companies to profit from rising prices while they can. Delayed decisions and prolonged production ramp-ups can make the difference between selling into a rising or falling market.

        Specifically, oil and gas companies face the following distinct challenges in managing their operations:

  •
  Managing assets as an interrelated system;

  •
  Negotiating profitable price nominations and product contracts;

  •
  Maximizing production while minimizing capital investment;

  •
  Responding faster to gas and oil price fluctuations and operating disruptions;

  •
  Ensuring regulatory compliance without adding administrative overhead;

  •
  Managing a shrinking, global talent pool; and

  •
  Minimizing greenhouse gas emissions.

Chemicals

Bulk Chemicals

        The chemical industry produces bulk chemicals that are true commodities with little or nothing to differentiate one company's offering from another, other than price. The market is global and highly competitive. Producers routinely invest to build highly specialized, continuous process plants that minimize production costs. Existing producers must either continue to invest in newer units over a plant's lifetime to ensure it remains cost-competitive with newer units, or idle the plant. The most successful companies find ways to differentiate themselves through consistent product quality, customer responsiveness and operating efficiency, or locate new plants close to feedstocks or primary markets.

        Chemical companies face a number of challenges. They need to maximize the returns from their expensive assets, and they must manage wide swings in feedstock costs and high energy costs. Due to global industrial consolidation, they face increasingly concentrated and powerful competitors building mega-scale plants to deliver maximum capacity, and customers looking for consistent product quality at the lowest possible price, which places enormous pressures on operating margins. This pressure has eroded the advantages once enjoyed by companies with established market, technology or regional positions. In the face of such intense pressure, producers have a very limited ability to raise prices, and must instead focus on maximizing their throughput, increasing their supply chain efficiencies and minimizing their costs throughout the production process. All of these challenges are magnified by a shrinking talent pool—with experienced personnel retiring and younger, inexperienced personnel joining the ranks and running very complicated, large-scale assets.

        To respond to these pressures, many large chemical manufacturers are looking to replace the patchwork of point solutions that they currently use to design facilities and optimize production with solutions that can address operational costs as a single, interrelated whole, much in the same way that enterprise resource planning (ERP) systems squeezed costs from the interrelated transactions that define back office business processes. They must do so in such a way as to build in the expertise required to run these highly complex operations to overcome the shortage of expertise in the labor markets today.

        Specifically, bulk chemical producers face the following challenges in managing their operations:

  •
  Operating safely for their employees and their local communities;

  •
  Reducing operating costs—specifically feedstock and energy costs;

  •
  Focusing on asset optimization—getting the most out of the assets they have;

  •
  Establishing where to produce most profitably—close to feedstocks or in primary markets;

  •
  Managing a shrinking, global talent pool; and

  •
  Environmental and other governmental regulations.

Specialty Chemicals

        While bulk chemical producers look for ways to take cost out of their structures, the specialty chemicals manufacturers focus on providing highly differentiated, customer-specific product through innovation. The specialty chemical market can be characterized as a make-to-order industry, with many products, plants and complex supply chains. This results in a very different series of challenges. Specialty chemicals strive to innovate and get new products to market quickly and efficiently to capture market opportunities.

        Dealing with multiple plants spread all over the world to support customers presents an additional challenge to specialty chemical producers. Knowing where to manufacture a product to derive maximum profitability while providing excellent customer service, results in very complex supply chain challenges.

        Specialty chemical manufacturers face a number of challenges. Regulatory requirements are growing only more pervasive. Requirements that were once reserved for food and beverage manufacturers are starting to appear in the specialty chemicals industry as a way to protect the downstream processes from contamination. The focus on reducing consumer risk is driving these regulatory initiatives. Specialty chemical manufacturers are implementing systems to manage their supply chains, product innovation, operations and product quality to address these issues.

        Specifically, specialty chemical companies face the following challenge in managing their operations:

  •
  Innovating new products for new markets without increasing capital expenditures;

  •
  Capturing and retaining existing customers through perfect order performance;

  •
  Efficiently managing a complex, global supply chain;

  •
  Producing product in the optimal plant to deliver maximum profitability and superior customer service; and

  •
  Designing assets to deliver consistent product quality.

Pharmaceuticals

        Changing industry dynamics and increasing competition from generic drug products are driving pharmaceutical companies to improve their operational capabilities to improve profitability. As a result, many pharmaceutical companies are now viewing manufacturing and distribution not only as a means of meeting demanding quality and supply criteria, but also as a means of achieving a competitive advantage by reducing manufacturing costs.

        Pharmaceutical companies face a number of challenges. Regulatory agencies are demanding strict, detailed material, process, and personnel tracking. In addition, companies are facing increased competition from generic drugs. As a result, companies are seeking to bring new products to market faster to maximize sales and profits during their initial patent protection period. To respond to these pressures, pharmaceutical companies are looking to implement solutions that can help them meet their regulatory requirements, reduce their time to market and decrease their production costs.

        Specifically, pharmaceutical companies face the following challenges in managing their operations:

  •
  Complying with strict regulatory requirements;

  •
  Improving manufacturing agility to take advantage of new approaches and processes;

  •
  Reducing time required to scale-up production;

  •
  Improving customer service; and

  •
  Improving quality management processes.

Engineering and Construction

        Engineering and construction (E&C) companies design and build the assets that are used in the process industries. The business is cyclical and generally follows the pattern of the process industries that the E&C companies serve. Many of the largest E&Cs balance their portfolios by supporting a broad cross section of vertical markets in an attempt to insulate themselves from over exposure to any individual market segment.

        E&C firms compete for business on a global basis. One of the challenges that they face is the need to execute large scale projects quickly, efficiently and profitably. To do this they must be able to exploit engineering resources around the world, with engineers in different locations working on the same project. In addition, the ability to execute a broad portfolio of projects is the key to the long term health of these firms. Finally, joint ventures and partnerships is another area that the E&C firms have to exploit in order to compete effectively on the biggest projects.

        To respond to these challenges, E&Cs are standardizing their integrated workflows and best practices using application software to enable to undertake more projects that can be executed simultaneously and cost-effectively. They want software to help develop the most cost competitive designs, reduce errors and rework, and to keep rates low—allowing them to work on projects anywhere in the world, regardless of where the end customer is. As a result, software is vital to E&Cs to allow them to compete, collaborate and thrive in a very competitive market.

        Specifically, E&C companies face the following challenges in managing their operations:

  •
  Reducing time required to bid on, startup and complete projects;

  •
  Working on many projects simultaneously all over the world using engineers located in different countries;

  •
  Working on projects in collaboration with partners;

  •
  Improving quality management processes; and

  •
  Complying with strict regulatory requirements.

Other Process Industry Markets

        Other process industry markets we serve include:

  •
  Power and Utilities

  •
  Consumer Products

  •
  Metals and Mining

  •
  Pulp and Paper

  •
  Biofuels.

        Power and Utility companies are seeking to find ways to generate more energy for a larger population, without violating increasingly stringent environmental and greenhouse gas emissions standards. The companies in this sector include regulated and de-regulated providers, as well as widely diverse generation units from hydro, wind and solar power, to natural gas, nuclear and coal-fired units. Power and utility companies use our software to design their plants, generate energy more efficiently and reduce emissions.

        Consumer products companies need to develop and design new products to drive growth and profitability. In addition, the supply chain, extending from raw materials acquisition, through manufacturing and out to the final customer, is a key determinant of profitability. Consumer products companies use our software to reduce ramp-up times, operate their plants more efficiently and optimize their supply chains.

        Metals and mining companies face challenges from increasing globalization, commodity price volatility and the need to drive down production costs. Energy is a major component in processing the raw materials. Metals and mining companies use our software to optimize their production operations.

        Profitability within the pulp and paper industries is largely driven by the efficiencies in operations—securing raw materials cost-effectively, reducing operating costs, improving quality yield and keeping inventories low. Managing energy usage, costs and emissions is also critical. Pulp and paper companies use our software to design their processes, manage their operations more efficiently, reduce energy costs and reduce emissions.

        Biofuels is area that is growing in importance. It is likely that governmental policies and strict emissions regulations will contribute to further growth. Our software can be used to optimize the design and operation of biofuel plants in the same way that it is used in fossil fuel or chemical plants.

Process Industry Technology

        Historically, technology solutions have played a major role in helping process companies drive productivity improvements. In the 1980s, this increase in efficiency came from the use of distributed control systems (DCS) to automate the management of plant hardware. These systems utilized computer hardware, communication networks and industrial instruments to measure, record and automatically control process variables. In the 1990s, productivity was enhanced by the adoption of ERP systems to streamline back office functions. However, although DCS and ERP solutions are important components of a solution to improve manufacturing enterprise performance, they do not incorporate either the detailed chemical engineering knowledge essential to optimize the design and operation of related manufacturing processes, or the plant performance data required to support more intelligent real-time decision-making. As a result, their ability to optimize the manufacturing process is limited.

        Today, process manufacturers are seeking tools to help them improve their operating performance, competitive position and responsiveness to increasingly volatile raw material and end markets. For example, while rising oil prices provide an opportunity for petroleum refiners to raise their prices, they also increase the cost of operating energy-intensive manufacturing facilities downstream. These dynamics are creating demand for intelligent decision-support products that can provide an accurate real-time understanding of a plant's capabilities, as well as accurate planning and collaborative forecasting information.

        As process manufacturers have become more adept at using products that optimize individual engineering, plant operations and supply chain management business processes, they are increasingly seeking additional performance improvements by integrating these products, both with one another and with DCS, ERP and other enterprise systems, to provide real-time, intelligent decision support. To achieve these objectives, companies are implementing solutions that integrate related business processes within a single production facility and across multiple sites. By adding planning and scheduling functionality, companies are extending these solutions to optimize their supply chains, reduce cycle times, adjust production to meet changing customer requirements, synchronize key business processes with plants and customers across numerous geographies and time zones, and quote delivery dates more accurately and reliably.

The AspenTech Advantage

        Process manufacturers use our solutions to improve their profitability and competitiveness, not only by reducing raw material and energy use, cycle time, inventory cost and time to market, but increasingly by synchronizing and streamlining key business processes. Our competitive advantage is based on the following key attributes:

        Substantial process industry expertise.    By developing and implementing software for the process industries for more than 25 years, we have amassed significant process industry domain knowledge. Our employees have pioneered major advances that are considered industry-standard software applications across a wide variety of engineering, plant operations and supply chain applications. Our services and development staff are recognized experts in delivering value to our customers based on practical experience gained from supporting numerous installations of our software worldwide.

        This significant base of chemical engineering expertise, process manufacturing experience and industry know-how serves as the foundation for the proprietary solutions, physical property models and data estimation techniques embedded in our software solutions. We continually enhance our software applications through extensive interaction with our customers, some of which have worked with our products for more than twenty years. To complement our software expertise, we have assembled a staff of approximately 200 project engineers as of March 31, 2009, to provide implementation and other professional services. We believe this process manufacturing operations professional services team is one of the largest and most experienced in the world.

        Large and valuable customer base.    We view our customer base of more than 1,500 process manufacturers as an important strategic asset and as evidence of one of the strongest franchises in the industry. Our relationships with leading companies in the process industries enable us to identify and develop solutions that best meet the needs of our customers. They are a valuable part of our efforts to bring new software solutions to the process industries. As process manufacturers increasingly focus on integration and optimization of their operations, many of our existing customers have implemented our integrated application suites.

        Rapid, high return on investment.    We believe that customers purchase our products because they provide rapid, demonstrable and significant returns on investment. Because of the large production volumes and relatively low profit margins typical in many process industries, even small improvements in productivity can generate substantial recurring benefits. First-year savings can exceed the software and implementation costs of our products. In addition, our products can generate important organizational efficiencies and operational improvements that can increase the return on investment even further. With experienced operators retiring, we are focused on building software that is simpler to use, however just as effective. As a result, we expect further adoption of our products by our customers.

        Integrated solutions.    The release of our aspenONE® solution in late 2004 marked the evolution of our product offering from a portfolio of best-of-breed products into an integrated suite of applications. aspenONE software provides a unified, modular platform based around common data models that makes critical operational data more widely available to an organization and allows our customers to address inefficiencies throughout the plant. While some vendors offer stand-alone products that compete with one or more of our products, we believe we are the first provider that offers a comprehensive solution to process manufacturers that addresses key business processes in manufacturing operations. Our solutions can be used on a stand-alone basis, integrated with one another or integrated with third-party applications. Customers can initially choose to implement a point solution or our integrated solutions, which are scalable as the customer's needs evolve. The breadth of our solutions expands the overall value we bring to our customers and represents an important source of competitive differentiation.

Strategy

        Our strategy is to build our market and technology leadership position by developing and delivering software that helps our customers design and run their plants and supply chains more efficiently.

        As part of this strategy we intend to:

        Deliver innovative new solutions.    With our aspenONE solution, we provide an integrated suite of engineering, plant operations and supply chain management software applications for process manufacturing. Our aspenONE solution has been adopted by a number of leading chemical and energy companies. We intend to continue building upon our aspenONE software framework to deliver greater integration and new features.

        Facilitate widespread usage of our products.    We will continue to focus on developing software that is powerful and accurate, but that is also flexible and easy to use. In addition, we have expanded our on-line training capabilities and introduced technology to allow our customers to track their usage of our software. These attributes are becoming increasingly important to our customers as they seek to train and develop the next generation of process engineers.

        Maintain our leadership position in the process industries.    For more than 25 years, we have had a track record of innovation and technology leadership in the process industries. We have relationships with the vast majority of the major players. We value these relationships and intend to continue to develop and enhance our existing offerings to respond to our customers' needs and ensure that our products are being used in the most effective manner.

Products: Software Licenses

        Our software enables our customers to optimize the profitability of their manufacturing operations. Our software is based upon proprietary empirical models of chemical manufacturing processes and the equipment used in those processes that provide highly accurate representations of the chemical and physical properties of a broad range of materials typically encountered in the process industries. These models and the associated knowledge captured in the supporting IT systems provide real-time, intelligent decision support across the entire process manufacturing enterprise.

        Our solutions are focused on three primary business areas: engineering, plant operations, and supply chain management, and are delivered both as stand-alone solutions and as part of the integrated aspenONE product suite. The aspenONE solution framework enables our engineering, plant operations and supply chain products to be integrated into a unified, modular platform. Additional aspenONE software modules can be added as the customer's requirements evolve. The result is enterprise-wide access to real-time, model-based information that enables manufacturers to forecast or simulate the economic impact of potential actions and make better, faster and more profitable operating decisions.

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

        Our engineering tools are implemented on Microsoft Corporation's operating systems. Implementation of our engineering products does not typically require substantial professional services, although services may be provided for customized model designs and process synthesis.

        Plant operations.    Our plant operations products focus on optimizing our customer's day-to-day processing activities, enabling the customer to make better, more profitable decisions and improve plant performance. The typical production cycle offers many opportunities for optimizing profits. Process manufacturers must be able to address a wide range of issues driving execution efficiency and cost, from selecting the right raw materials, to production scheduling, to identifying the right balance among customer satisfaction, costs and inventory. Our plant operations products support the execution of the optimal operating plan in real time. Our plant operations solutions include desktop applications, IT infrastructure and services that enable companies to model, manage and control their plants more efficiently, helping them to make better-informed, more profitable decisions. These solutions help companies make decisions that can reduce fixed and variable costs in the plant, improve product yields, procure the right raw materials and evaluate opportunities for cost savings and efficiencies in their operations.

        Supply chain management.    Our supply chain management products enable companies to reduce inventory and increase asset efficiency by giving them the tools to optimize their supply chain decisions, from choosing the right raw materials to delivering finished product in the most cost-effective manner. The ever-changing nature of the process industries means new profit opportunities can appear at any time. To identify and seize these opportunities, process manufacturers must be able to increase their access to data and information across the value chain, optimize planning and collaborate across the value chain, and detect and exploit supply chain opportunities. Our supply chain management solutions include desktop applications, IT infrastructure and services that enable manufacturers to operate their plants and supply chains more efficiently, from customer demand through manufacturing to delivery of the finished product. These solutions help companies to reduce inventory carrying costs, respond more quickly to changes in market conditions and improve customer service.

        Our engineering software products represented approximately 83% and 65% of our software license revenue in each of fiscal 2008 and fiscal 2007, while our plant operations and supply chain management solutions represented approximately 17% and 35% of our software license revenue in each of fiscal 2008 and fiscal 2007.

        The table below shows the five integrated aspenONE modules we have developed across the three business areas, the major products that are contained within those modules, and the typical customer benefits arising from deployment of our solutions.

Business Area	aspenONE Module	Major Products	Typical Customer Benefits
Engineering	Engineering	• AspenPlus® • Aspen HYSYS® • Aspen Kbase® • HTFS+™ • Aspen Zyqad™	• Reduced capital and operating costs
• Reduced time to ramp-up manufacturing
• Lowered manufacturing costs
• Increased asset utilization
• Increased production flexibility and agility
• More efficient execution of capital projects
Manufacturing	Planning & Scheduling	• Aspen PIMS™ • Aspen Orion XT™ • Aspen Olefins Scheduler™ • Aspen Plant Scheduler • Aspen Supply Planner • Aspen Collaborative Demand Manager™	• Improved feedstock selection • Improved asset efficiency • Reduced energy costs • Reduced costs of regulatory compliance • Increased throughput • Improved product consistency
	Production Management & Execution	• Aspen InfoPlus.21®	• Decreased planning costs • Reduced inventory carrying costs
	Advanced Process Control	• Aspen DMCplus®	• Improved process stability and control
Supply Chain	Supply & Distribution	• Aspen Inventory Management & Operations Scheduling™ • Aspen DPO • Aspen Retail	• Improved asset efficiency • Improved responses to customer requirements • Improved responses to changes in market conditions • Reduced inventory carrying costs

        Our software products can be linked with a customer's existing ERP products and DCS to further improve the customer's ability to gather, analyze and use the resulting information across the process manufacturing continuum. Our products provide decision support tools that use real-time plant information to determine the best economic alternative for the enterprise. These decisions cannot be adequately made by simply analyzing historical data from ERP systems or from disparate software applications that are not integrated. By modeling future operational behavior, using consistent data and models of customer facilities, our products provide our customers with a path to capturing economic value and materially improving profitability.

Maintenance and Training

        Our maintenance business consists primarily of providing customer technical support and access to software fixes and upgrades, when and if they become available. Our customer technical support services are provided throughout the world by our eight global call centers as well as via email and through our support website. Our training business consists of a variety of different types of training solutions ranging from standardized training which can be delivered in a public forum or onsite at a customer's location, to customized training sessions which can be tailored to fit customer needs.

Professional Services

        We offer professional services to provide our customers with complete solutions. These services include designing, analyzing, debottlenecking and improving plant performance through continuous process improvements, coupled with activities aimed at operating the plant safely and reliably while minimizing energy costs and improving yields and throughput. Our implementation and configuration services are primarily associated with the deployment of our plant operations and supply chain management solutions. We generally charge customers for professional services, ranging from supply chain to on-site advanced process control and optimization services, on a fixed-price basis or time-and-materials basis.

        As of March 31, 2009, we employed a staff of approximately 185 project engineers to provide professional services to our customers. We primarily hire project engineers who have obtained doctoral or master's degrees in chemical engineering or a related discipline, or who have significant relevant industry experience. Our employees include experts in fields such as thermophysical properties, distillation, adsorption processes, polymer processes, industrial reactor modeling, the identification of empirical models for process control or analysis, large-scale optimization, supply distribution systems modeling and scheduling methods.

Strategic Alliances

        We have established strategic alliances with select companies that offer a complementary set of technologies, services and industry expertise that help us commercialize and accelerate the adoption of our solutions. In addition to these strategic alliances, we are focused on developing new channel partners, including resellers, agents and systems integrators, which can help us increase sales in specific regions and target markets. Historically, most of our license sales have been generated through our direct sales force.

Technology and Product Development

        Our base of chemical engineering expertise, process manufacturing experience and industry know-how serves as the foundation for the proprietary solution methods, physical property models and industry-specific business process knowledge embedded in our software solutions. Our software and services solutions combine three of our core competencies:

  •
  We support sophisticated empirical models generated from advanced mathematical algorithms developed by our employees. In addition, we support rigorous models of chemical manufacturing processes and the equipment used in those processes. We have used these advanced algorithms to develop proprietary models that provide highly accurate representations of the chemical and physical properties of a broad range of materials typically encountered in the energy, chemicals, and other process industries.

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

        During fiscal 2008, 2007 and 2006, we incurred research and development costs of $45.2 million, $42.7 million, and $44.3 million respectively, which represented 14.5%, 12.5%, and 15.1% of total revenues, respectively. As of March 31, 2009, we employed a product development staff of 382 people.

Sales and Marketing

        We employ a value-based sales approach, offering our customers a comprehensive suite of software and service products that enhance the efficiency and productivity of their process manufacturing operations. We have increasingly focused on selling our products as a strategic investment for our customers and therefore devote an increasing portion of our sales efforts at senior management levels, including senior decision-makers in manufacturing, operations and technology. Our aspenONE solution strategy supports this value-based approach by broadening the scope of optimization across the entire spectrum of operations and expanding the use of process models in the operations environment by linking engineering, plant and business systems to improve our customers' visibility into their manufacturing operations.

Competition

        Our markets are highly competitive and characterized by rapid technological change. We expect the intensity of competition in our markets to increase as existing competitors enhance and expand their product and service offerings and as new participants enter the market. Increased competition may result in price reductions, reduced profitability and loss of market share. We cannot ensure that we will be able to compete successfully against existing or future competitors. Some of our customers and companies with which we have strategic relationships also are, or may become, competitors of ours.

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

        Our primary competitors differ among our three principal business areas: engineering; plant operations; and supply chain management. Our engineering software competes with products of businesses such as ABB Ltd, Chemstations, Inc., Honeywell International, Inc., Invensys plc, KBC Advanced Technologies plc, and Shell Global Solutions International BV. Our plant operations software competes with products of companies such as ABB Ltd., Honeywell International, Inc., Invensys plc, OSIsoft, Inc., Rockwell Automation, Inc., Siemens AG and components of SAP AG's offering. Our supply chain management software competes with products of companies such as i2 Technologies, Inc., Infor Global Solutions, Manugistics, Inc. (a subsidiary of JDA Software Group, Inc.), Oracle Corporation, and components of SAP AG's supply chain offering. In addition, we face competition in all areas of our business from large companies in the process industries that have internally developed their own proprietary software solutions.

        We believe the key competitive differentiator in our industry is the value, or return on investment, that our software and services provide. We seek to develop and offer an integrated suite of targeted, high-value vertical industry solutions that can be implemented with relatively limited service requirements. We believe this approach provides us with an advantage over many of our competitors that offer software products that are more service-based. The principal competitive factors in our industry also include:

  •
  Breadth and depth of software offerings;

  •
  Domain expertise of sales and service personnel;

  •
  Consistent global support;

  •
  Performance and reliability;

  •
  Price; and

  •
  Time to market.

Intellectual Property

        We regard our software as proprietary and rely on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect our proprietary rights. We have obtained or applied for patent protection with respect to some of our intellectual property, but generally do not rely on patents as a principal means of protecting intellectual property. We have registered or applied to register some of our significant trademarks in the U.S. and in selected other countries.

        We generally enter into non-disclosure agreements with our employees and customers, and historically have restricted access to our software source code and licenses, which we regard as proprietary information. In certain cases, we provide copies of source code to customers solely for the purpose of special product customization or have deposited copies of the source code in third-party escrow accounts as security for ongoing service and license obligations. In these cases, we rely on non-disclosure and other contractual provisions to protect our proprietary rights.

        The laws of many countries in which our products are licensed may not protect our intellectual property rights to the same extent as the laws of the U.S. The laws of many countries in which we license our products protect trademarks solely on the basis of registration. We currently possess a limited number of trademark registrations in selected foreign jurisdictions and have applied for certain copyright and patent registrations to protect our products in certain foreign jurisdictions where we conduct business.

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

        Moreover, from time to time third parties may assert patent, trademark, copyright and other intellectual property rights to technologies that are important to our business. In such an event, we may incur significant costs in litigating a resolution to the asserted claims. The outcome of any litigation might require that we pay damages or obtain a license of a third party's proprietary rights in order to continue licensing our products as currently offered. If such a license were required, it might not be available on terms acceptable to us, or at all.

        We believe that the success of our business depends more on the quality of our proprietary software products, technology, processes and know-how than on trademarks, copyrights or patents. While we consider our intellectual property rights to be valuable, we do not believe that our competitive position in the industry is dependent simply on obtaining legal protection for our software products and technology. Instead, we believe that the success of our business depends primarily on our ability to maintain a leadership position by developing proprietary software products, technology, information, processes and know-how. Nevertheless, we attempt to protect our intellectual property rights with respect to our products and development processes through trademark, copyright and patent registrations, both foreign and domestic, whenever appropriate as part of our ongoing research and development activities.

Employees

        As of March 31, 2009, we had a total of 1,320 full-time employees, of whom 752 were located in the U.S. None of our employees are represented by a labor union, except for approximately 10 employees of Hyprotech UK Limited who belong to the Prospect union for professionals. We have experienced no work stoppages and believe that our employee relations are satisfactory.

Item 1A.    Risk Factors.

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

  •
  changes in our operating expenses;

  •
  fluctuating economic conditions, particularly as they affect companies in the energy, chemicals, pharmaceutical, and engineering and construction industries; and

  •
  implementation of new quotation and order entry applications and procedures for the automation of our contracting and software distribution process.

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

        Since a substantial majority of our costs are fixed in advance of a particular quarter, we may not be able to adjust our spending quickly enough to compensate for any revenue shortfall in any given quarter, and any such shortfall would likely have a disproportionately adverse effect on our operating results for that quarter. We expect that the factors listed above will continue to affect our operating results for the foreseeable future. Because of the factors listed above, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

        Customers may choose not to renew term licenses, resulting in reduced revenue to us. In addition, customers may wish to negotiate licenses on terms and conditions that require us to change the way we recognize revenue under our existing revenue recognition practices at the time of such transactions with such customers. Any such changes could result in a material adverse effect on our results.

        In addition, many of our license transactions are very large and/or complex and the criteria in U.S. Generally Accepted Accounting Principles (GAAP) applicable to software revenue recognition are equally complex, thus resulting in the risk that license bookings may not translate into recognized revenue in the same period as the booking. Although historically almost all of our license bookings have resulted in revenue recognized during the period of the booking, in fiscal year 2008 the percentage of license bookings not recognized during the period of the booking was 34% of total license bookings for the fiscal year. We believe that the criteria of GAAP applicable to software revenue recognition may result in continued uncertainty concerning the portion of license bookings that is recognized as revenue in periods other than the period of booking. As a result, the company could experience significant changes in the timing of revenue recognition relative to license bookings, which could result in significant GAAP operating losses for some time period, but which would not affect operating cash flow.

        If, due to one or more of the foregoing factors or an unanticipated cause, our operating results fail to meet the expectations of public market analysts and investors in a future quarter, the market price of our common stock would likely decline.

Our lengthy sales cycle makes it difficult to predict quarterly revenue levels and operating results.

        Because license and implementation fees for our software products are costly and the decision to purchase our products typically involves members of our customers' senior management, the sales process for our solutions is lengthy and can exceed one year. Accordingly, the timing of our license revenues is difficult to predict, and the delay of an order could cause our quarterly revenues to fall substantially below our expectations and those of public market analysts and investors. Moreover, to the extent that we license our integrated aspenONE product suite rather than stand-alone software products, our sales cycle may lengthen, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. Delays in sales could cause significant shortfalls in our revenues and operating results for any particular period.

We derive a majority of our total revenues from customers in or serving the energy, chemicals, pharmaceutical, and engineering and construction industries, which are highly cyclical, and our operating results may suffer if these industries continue to experience an economic downturn.

        We derive a majority of our total revenues from companies in or serving the energy, chemicals, pharmaceutical, and engineering and construction industries. Accordingly, our future success depends upon the continued demand for manufacturing optimization software and services by companies in these process manufacturing industries. These industries are highly cyclical and highly reactive to the price of oil, as well as general economic conditions. At least one of our customers has filed for bankruptcy protection, which may affect associated cash receipts and the extent to which revenue from this customer may be recognized. There is no assurance that other customers may not also seek bankruptcy or other similar relief from creditors, which could adversely affect our results of operations.

        Adverse changes in the economy and global economic and political uncertainty have previously caused delays and reductions in information technology spending by our customers and a consequent deterioration of the markets for our products and services, particularly our manufacturing/supply chain product suites. If adverse economic conditions persist, we would likely experience reductions, delays and postponements of customer purchases that will negatively impact our revenue and operating results.

        In addition, in the past, worldwide economic downturns and pricing pressures experienced by energy, chemical, and other process industries have led to consolidations and reorganizations. These downturns, pricing pressures and reorganizations have caused delays and reductions in capital and operating expenditures by many of these companies. These delays and reductions have reduced demand for products and services like ours. A recurrence of these industry patterns, including any recurrence that may occur in connection with current global economic events, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in these industries, could harm our operating results in the future.

Securities and derivative litigation and government investigations based on our restatement of our consolidated financial statements due to our prior software accounting practices may subject us to substantial damages and expenses, may require significant management time and may damage our reputation.

        In January 2007, the SEC filed civil enforcement complaints in the United States District Court in and for the District of Massachusetts alleging securities fraud and other violations against three of our former executive officers, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005 (we and each of these former executive officers had also received "Wells Notice" letters of possible enforcement proceedings by the SEC in June and July 2006). On the same day the SEC complaints were filed, the U.S. Attorney's Office for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of those transactions. Mr. McQuillin pled guilty in March 2007 and was sentenced in October 2007. On November 12, 2008, Mr. McQuillin and Mr. Evans entered into final settlements of the civil enforcement actions with the SEC without admitting or denying liability. On February 25, 2009, Ms. Zappala also consented to the entry of a Final Judgment against her without admitting or denying liability.

        In March 2006, we settled class action litigation, including related derivative claims, arising out of our restated consolidated financial statements that include the periods referenced in the SEC enforcement action and the criminal complaint discussed above. Members of the class who opted out of the settlement (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period) may bring or have brought their own state or federal law claims against us, referred to as "opt-out" claims.

        As described below, separate actions were filed on behalf of the holders of approximately 1.1 million shares who either opted out of the class action settlement or were not covered by that settlement. As noted below, one of these actions has been settled. The claims in the remaining actions include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action.

  •
  Feldman v. Aspen Technology, Inc., et al., filed on July 17, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-3021-BLS2 in that court, is an opt-out claim asserted by an individual who received 323,324 shares of our common stock in an acquisition. We reached a settlement with the plaintiff effective as of March 31, 2009 providing for dismissal of all the plaintiff's claims with prejudice.

  •
  Blecker, et al. v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, is an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed on July 18, 2008, and the court has scheduled trial to begin on November 2, 2009. On October 17,

    2008, the plaintiffs filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., Civ. A. No. 08-4625-BLS1 (Blecker II). The sole claim in Blecker II is based on the Massachusetts Uniform Securities Act. We served a motion to dismiss on December 3, 2008 which the plaintiffs have opposed.

  •
  380544 Canada, Inc., et al. v. Aspen Technology, Inc., et al., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement. Discovery had been stayed pending resolution of certain motions to dismiss filed by other defendants, which motions were resolved on May 5, 2009. Fact discovery may now proceed.

        The remaining claims in the Blecker and 380544 Canada actions referenced above are for damages totaling at least $20 million, not including claims for treble damages and attorneys' fees. We plan to defend these actions vigorously. We can provide no assurance as to the outcome of these opt-out claims or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against us for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business.

        We are required to advance legal fees (subject to undertakings of repayment if required) and may be required to indemnify certain of our current or former directors and officers (including one or more of the three former executive officers discussed above) in connection with civil, criminal or regulatory proceedings or actions, and such indemnification commitments may be costly. Our executive and organization liability insurance policies provide only limited liability protection relating to such actions against us and certain of our officers and directors, and will likely not cover the costs of director and officer indemnification or other liabilities incurred by us; accordingly, if we are unable to achieve a favorable settlement thereof, our financial condition could be materially harmed. Also, increased premiums could materially harm our financial results in future periods. Our inability to obtain coverage due to prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any potential future liabilities ordinarily mitigated by such liability insurance.

A determination that we have failed to comply with our existing consent decree with the Federal Trade Commission could have a material adverse effect on our business and financial condition.

        In December 2004, we entered into a consent decree with the Federal Trade Commission (FTC) with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech Ltd. and related subsidiaries of AEA Technology plc (Hyprotech) in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, we entered into an agreement with Honeywell International, Inc., on October 6, 2004 (Honeywell Agreement), pursuant to which we transferred our operator training business and our rights to the intellectual property of various legacy Hyprotech products.

        We are subject to ongoing compliance obligations under the FTC consent decree. We have responded to requests by the Staff of the FTC for information relating to the Staff's investigation of whether we have complied with the consent decree. In addition, the FTC has voted to recommend to the Consumer Litigation Division (Division) of the U.S. Department of Justice that the Division commence litigation against us relating to our alleged failure to comply with certain aspects of the decree. A decision is still pending at the Division on whether to pursue litigation, and no action has been filed. Although we believe that we have complied with the consent decree and that the assertions by the FTC Staff are without merit, we are engaged in settlement discussions with the FTC Staff regarding this matter. If we and the FTC are unable to reach a settlement on terms acceptable to us, litigation or administrative proceedings may ensue, in which case we could be required to pay substantial legal fees and, if the FTC or a court were to determine that we have not complied with our obligations under the consent decree, we could be subject to one or more of a variety of penalties, fines, injunctive relief and other remedies, any of which might materially limit our ability to operate under our current business plan, which could have a material adverse effect on our operating results, cash flows and financial position.

        In March 2007, we were served with a complaint and petition to compel arbitration filed by Honeywell in New York State Supreme Court. The complaint alleges that we failed to comply with our obligations to deliver certain technology under the Honeywell agreement referred to above, that we owe approximately $800,000 to Honeywell under the agreement, and that Honeywell is entitled to some portion of the $1.2 million holdback retained by Honeywell under the holdback provisions of the Honeywell agreement, plus unspecified monetary damages. In accordance with the Honeywell Agreement, certain of Honeywell's claims relating to the holdback were the subject of a proceeding before an independent accountant, who determined in December 2008 that we were entitled to a portion of the holdback. Although we believe many of Honeywell's claims to be without merit and intend to defend the claims vigorously, we and Honeywell have engaged in settlement negotiations, and have reached a settlement in principle, subject to certain conditions. If these conditions are not realized, it is possible that the resolution of the claims could resume and have an adverse impact on our financial position and results of operations.

In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy effectively the material weaknesses identified as of June 30, 2008 could result in material misstatements in our financial statements.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (Exchange Act). Our management identified five material weaknesses in our internal control over financial reporting as of June 30, 2008. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        The material weaknesses identified by management as of June 30, 2008 consisted of:

  •
  Inadequate and ineffective monitoring controls;

  •
  Inadequate and ineffective controls over the periodic financial close process;

  •
  Inadequate and ineffective controls over income tax accounting and disclosure;

  •
  Inadequate and ineffective controls over the recognition of revenue; and

  •
  Inadequate and ineffective controls over the accounts receivable function.

        As a result of these material weaknesses, our management concluded as of June 30, 2008 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

        We have implemented and continue to implement remedial measures designed to address these material weaknesses. If these remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and if we regain listing on a public exchange, our common stock could be delisted from that exchange. Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our annual reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or additional restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

If we do not become current in our SEC filings, or if in the future we are not current in our SEC fillings, we will face several adverse consequences.

        If we are unable to become or remain current in our financial filings, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we are and would not be able to have a registration statement under the Securities Act of 1933 (Securities Act), covering a public offering of securities declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements or pursuant to certain "private placement" rules of the SEC under Regulation D to any purchasers not qualifying as "accredited investors." The lack of an effective registration statement also results in our employees being unable to exercise vested options, which could affect our ability to attract and retain qualified personnel. We also are and would not be eligible to use a "short form" registration statement on Form S-3 for a period of twelve months after the time we become current in our filings. These restrictions may impair our ability to raise funds should we desire to do so and may adversely affect our financial condition. If we are unable to become or remain current in our filings, and we are not able to obtain waivers under our financing arrangements, it might become necessary to repay certain borrowings.

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

        As of March 31, 2009, we had 27 offices in 24 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations. We also rely, to a lesser extent, on distributors and resellers to sell our products and market our services internationally, and our inability to manage and maintain those relationships would limit our ability to generate revenue outside the United States. The complexities of our operations also require us to make significant expenditures to ensure that our operations are compliant with regulatory requirements in numerous foreign jurisdictions. To the extent we are unable to manage the various risks associated with our complex international operations effectively, the growth and profitability of our business may be adversely affected.

Our business may suffer if we fail to address challenges associated with transacting business internationally.

        Customers outside the U.S. accounted for approximately 64% and 53% of our total revenues in fiscal 2008 and 2007, respectively. We anticipate that revenues from customers outside the U.S. will continue to account for a significant portion of our total revenues for the foreseeable future. Our operations outside the U.S. are subject to additional risks, including:

  •
  unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers;

  •
  political and economic instability and possible nationalization of property by governments without compensation to the owners;

  •
  less effective protection of intellectual property;

  •
  difficulties and delays in translating products and product documentation into foreign languages;

  •
  difficulties and delays in negotiating software licenses compliant with accounting revenue recognition requirements in the U.S.;

  •
  difficulties in collecting trade accounts receivable in other countries; and

  •
  adverse tax consequences.

        In addition, the impact of future exchange rate fluctuations on our operating results cannot be accurately predicted. From time to time we have engaged in economic hedging of a significant portion of installment contracts denominated in foreign currencies. Throughout the year ended June 30, 2008 we used economic hedges. Subsequently, we stopped engaging in economic hedging, however, we may resume this practice in the future. Any hedging policies implemented by us may not be successful, and the cost of these hedging techniques may have a significant negative impact on our operating results.

Competition from software offered by current competitors and new market entrants, as well as from internally developed solutions, could adversely affect our ability to sell our software products and related services and could result in pressure to price our products in a manner that reduces our margins.

        Our markets in general are highly competitive and differ among our three principal product areas: engineering software; plant operations; and supply chain management. Our engineering software competes with products of businesses such as ABB Ltd, Chemstations, Inc., Honeywell International, Inc., Invensys plc, KBC Advanced Technologies plc, and Shell Global Solutions International BV. Our plant operations software competes with products of companies such as ABB Ltd., Honeywell International, Inc., Invensys plc, OSIsoft, Inc., Rockwell Automation, Inc., Siemens AG and components of SAP AG's offering. Our supply chain management software competes with products of companies such as i2 Technologies, Inc., Infor Global Solutions, Manugistics, Inc. (a subsidiary of JDA Software Group, Inc.), Oracle Corporation, and components of SAP AG's supply chain offering. In addition, we face competition in all areas of our business from large companies in the process industries that have internally developed their own proprietary software solutions.

        Many of our current and potential competitors have greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond more quickly to new technologies and may be able to undertake more extensive marketing campaigns. We believe they also have adopted and may continue to pursue more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. In addition, many of our competitors have established, and may in the future continue to establish, cooperative relationships with third parties to improve their product offerings and to increase the availability of their products in the marketplace. Competitors with greater financial resources may make strategic acquisitions to increase their ability to gain market share or improve the quality or marketability of their products.

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

        Enterprises are requiring their application software vendors to provide greater levels of functionality and broader product offerings. Moreover, competitors continue to make rapid technological advances in computer hardware and software technology and frequently introduce new products, services and enhancements. We must continue to enhance our current product line and develop and introduce new products and services that keep pace with increasingly sophisticated customer requirements and the technological developments of our competitors. Our business and operating results could suffer if we cannot successfully respond to the technological advances of competitors, or if our new products or product enhancements and services do not achieve market acceptance.

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

        We may be subject to significant expenses and damages because of liability claims related to our products and services. The sale and implementation of certain of our software products and services, particularly in the areas of advanced process control, supply chain and optimization, entail the risk of product liability claims and associated damages. Our software products and services are often integrated with our customers' networks and software applications and are used in the design, operation and management of manufacturing and supply chain processes at large facilities, often for mission critical applications. Any errors, defects, performance problems or other failure of our software could result in significant liability to us for damages or for violations of environmental, safety and other laws and regulations. We are currently defending a customer claim in excess of $5 million that certain of our software products and implementation services failed to meet customer expectations. In addition, our software products and implementation services could continue to give rise to warranty and other claims. We are unable to determine whether resolution of any of these matters will have a material adverse impact on our financial position, cash flows or results of operations, or, in many cases, reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters.

        Our agreements with our customers generally contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions in our agreements may not be effective as a result of federal, foreign, state or local laws or ordinances or unfavorable judicial decisions. A substantial product liability judgment against us could materially and adversely harm our operating results and financial condition. Even if our software is not at fault, a product liability claim brought against us could be time-consuming, costly to defend and harmful to our operations. In addition, although we carry general liability insurance, our current insurance coverage may be insufficient to protect us from all liability that may be imposed under these types of claims.

Implementation of some of our products can be difficult and time-consuming, and customers may be unable to implement our products successfully or otherwise achieve the benefits attributable to our products.

        Our products are intended to work with complex business processes. Some of our software, such as scheduling applications and integrated supply chain products, must integrate with the existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive. As a result, some customers may have difficulty in implementing or be unable to implement these products successfully or otherwise achieve the benefits attributable to these products. Delayed or ineffective implementation of the software products or related services may limit our ability to expand our revenues and may result in customer dissatisfaction, harm to our reputation and customer unwillingness to pay the fees associated with these products.

We may suffer losses on fixed-price engagements.

        We derive a substantial portion of our total revenues from professional services engagements, and a significant percentage of these engagements has been undertaken on a fixed-price basis. Under these fixed-price engagements, we bear the risk of cost overruns and inflation, and as a result, any of these engagements may be unprofitable. In the past, we have had cost overruns on fixed-price professional services engagements. In addition, to the extent that we are successful in shifting customer purchases to our integrated suites of software and services, customers may require us to price those engagements on a fixed-price basis. As a result, the size of our fixed-price engagements may increase, which could cause an unprofitable fixed-price engagement to have a more pronounced impact on our operating results.

We may not be able to protect our intellectual property rights, which could make us less competitive and cause us to lose market share.

        We regard our software as proprietary and rely on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect our proprietary rights. We have registered or have applied to register several of our significant trademarks in the U.S. and in certain other countries. We generally enter into non-disclosure agreements with our employees and customers, and historically have restricted access to our software products' source codes, which we regard as proprietary information. In a few cases, we have provided copies of the source code for some of our products to customers solely for the purpose of special product customization and have deposited copies of the source code for some of our products in third-party escrow accounts as security for ongoing service and license obligations. In these cases, we rely on non-disclosure and other contractual provisions to protect our proprietary rights.

        The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of our technology or independent development by others of technologies that are substantially equivalent or superior to our technology. Any misappropriation of our technology or development of competitive technologies could harm our business and could force us to incur substantial costs in protecting and enforcing our intellectual property rights. The laws of some countries in which our products are licensed do not protect our intellectual property rights to the same extent as the laws of the U.S.

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

        Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

        For example, we recognize software license revenue in accordance with Statement of Position (SOP) No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9, and in accordance with SOP No. 81-1. The accounting profession may continue to discuss certain provisions of relevant accounting literature with the objective of providing additional guidance on potential interpretations related to software revenue recognition and "multiple element arrangements" in which a single contract includes a software license, a maintenance services agreement and/or other "elements" that are bundled together in a total offering to the customer. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of revenue recognition.

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

If our strategic alliance relationships are not maintained or if they are terminated, our revenue growth, operating results, financial condition or cash flows may be materially and adversely affected.

        The cessation or termination of certain relationships, by us or a reseller, may subject us to material liability and/or expense. This material liability and/or expense includes potential payments due upon the termination or cessation of the relationship by us or a reseller, costs related to the establishment of a direct sales presence, or development of a new reseller in the territory. No such events of termination or cessation have occurred as of May 31, 2009. We are not able to reasonably estimate the amount of any such liability and/or expense if such an event were to occur, given the range of factors that could affect the ultimate determination of the liability, including possible claims related to the validity of the arrangements or contract terms. Actual payments from an event could be in the range of zero to $39 million. If we reacquire the territorial rights for an applicable sales territory and establish a direct sales presence, future commissions otherwise payable to a reseller for existing customer maintenance contracts and other intangible assets may be assumed from the reseller. If any of the foregoing were to occur, we may be subject to litigation and liability such that operating results, cash flows and financial condition could be materially and adversely affected.

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

        We expect that our current cash balances, future cash flows from our operations, and continued ability to sell installment receivable contracts will be sufficient to meet our anticipated cash needs for at least the next twelve months. We may need to obtain additional financing thereafter or earlier, however, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, fewer sales of installment receivable contracts, unanticipated expenses or other unforeseen difficulties.

        Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance, the quality of our installment receivable contracts, and the availability of capital in the credit markets. These factors may make the timing, amount, terms and conditions of any financing unattractive. If adequate funds are not available, or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities or delay our introduction of new products and services.

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

  •
  a classified board of directors, so that not all members of our board are elected at one time;

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

        Private equity funds managed by Advent International Corporation have the right to require that we register under the Securities Act the shares of common stock that were issued upon the conversion of our previously outstanding Series D-1 preferred stock and upon the exercise of certain previously outstanding warrants. In addition, these funds could sell certain of such shares without registration. In May 2006, we received a demand letter from such funds requesting the registration of all of the shares of common stock covered by those registration rights, for sale in an underwritten public offering. Pursuant to this request, in April 2007 we filed a registration statement for a public offering of 18,000,000 shares of common stock held by such funds. The registration statement also covered 2,700,000 shares that would be subject to an option to be granted to the underwriters by such funds solely to cover overallotments. On July 30, 2008, we applied to withdraw this registration statement and requested the SEC's consent thereto. Any sale of common stock into the public market could cause a decline in the trading price of our common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        In May 2007, we entered into a lease agreement with respect to office space in Burlington, Massachusetts. Commencing September 1, 2007, we moved our principal corporate offices to this location and occupied 60,177 square feet of space. The initial term of the lease commenced with respect to (a) 31,174 square feet of leased premises on September 1, 2007, (b) an additional 29,003 square feet on October 1, 2007, (c) an additional 1,309 square feet of space on October 26, 2007, (d) an additional 1,680 square feet of space on March 27, 2008, and (e) an additional 11,893 square feet of space on August 1, 2008. The initial term of the lease will expire seven years and four months following the term commencement date for the third phase of the leased premises. Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each at 95% of the then-current market rate. As of March 31, 2009, under the lease, we had total non-cancelable lease obligations of approximately $11.6 million, and also will pay additional rent for our proportionate share of operating expenses and taxes.

        Prior to September 1, 2007, our principal offices occupied approximately 110,000 square feet of office space in Cambridge, Massachusetts. The lease of this office space expires on September 30, 2012. As of March 31, 2009, we had agreements that expire through 2012 to sublease approximately 54,697 square feet of space. We also lease space for our Houston, Texas facilities. This lease encompasses approximately 76,315 square feet and expires in July 2016. We have an agreement to sublease approximately 8,000 square feet of this space that expires in 2016. We terminated a portion of our Houston, Texas lease with respect to approximately 14,000 square feet of the original leased space in September 2007. In addition to these two facilities, we and our subsidiaries also lease office space in Shanghai, China; Reading, England and other locations.

Item 3.    Legal Proceedings.

(a) FTC settlement and Related Honeywell Litigation

        In December 2004, we entered into a consent decree with the FTC, with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech Ltd. and related subsidiaries of AEA Technology plc (Hyprotech) in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, we entered into an agreement with Honeywell International, Inc. on October 6, 2004 (Honeywell Agreement), pursuant to which we transferred our operator training business and our rights to the intellectual property of various legacy Hyprotech products.

        On December 23, 2004, we completed the transactions contemplated by the Honeywell Agreement. Under the terms of the transactions:

  •
  We agreed to a cash payment of approximately $6.0 million from Honeywell in consideration of the transfer of our operator training services business, our covenant not to compete in the operator training business until the third anniversary of the closing date, and the transfer of ownership of the intellectual property of our Hyprotech engineering products, $1.2 million of which was held back by Honeywell and a portion of which was released upon resolution of adjustments for uncollected billed accounts receivable and unbilled accounts receivable, as discussed below;

  •
  We transferred and Honeywell assumed, as of the closing date, approximately $4.0 million in accounts receivable relating to the operator training business; and

  •
  We entered into a two-year support agreement with Honeywell under which we agreed to provide Honeywell with source code to new releases of the Hyprotech engineering products provided to customers under standard software maintenance services agreements.

        The Honeywell transaction resulted in a deferred gain of $0.2 million, which was amortized over the two-year life of the support agreement, and was subject to a potential increase of the gain of up to $1.2 million upon resolution of the holdback payment issue, which is discussed below.

        We are subject to ongoing compliance obligations under the FTC consent decree. We have responded to numerous requests by the Staff of the FTC for information relating to the Staff's investigation of whether we have complied with the consent decree. In addition, the FTC has voted to recommend to the Consumer Litigation Division (Division) of the U.S. Department of Justice that the Division commence litigation against us relating to our alleged failure to comply with certain aspects of the decree. A decision is still pending at the Division on whether to pursue litigation, and no action has been filed. Although we believe that we have complied with the consent decree and that the assertions by the FTC Staff are without merit, we are engaged in settlement discussion with the FTC Staff regarding this matter. If we and the FTC are unable to reach a settlement on terms acceptable to us, litigation or administrative proceedings may ensue, in which case we could be required to pay substantial legal fees and, if the FTC or a court were to determine that we have not complied with our obligations under the consent decree, we could be subject to one or more of a variety of penalties, fines, injunctive relief and other remedies, any of which might materially limit our ability to operate under our current business plan, which could have a material adverse effect on our operating results, cash flows and financial position.

        In March 2007, we were served with a complaint and petition to compel arbitration filed by Honeywell in New York State Supreme Court. The complaint alleges that we failed to comply with our obligations to deliver certain technology under the Honeywell Agreement referred to above, that we owe approximately $800,000 to Honeywell under the Honeywell Agreement, and that Honeywell is entitled to some portion of the $1.2 million holdback retained by Honeywell under the holdback provisions of the Honeywell Agreement, plus unspecified monetary damages. In accordance with the Honeywell Agreement, certain of Honeywell's claims relating to the holdback were the subject of a proceeding before an independent accountant, who determined in December 2008 that we were entitled to a portion of the holdback. Although we believe many of Honeywell's claims to be without merit and intend to defend the claims vigorously, we and Honeywell have engaged in settlement negotiations and have reached a settlement in principle, subject to certain conditions. If these conditions are not realized, it is possible that the litigation and resolution of the claims could resume and have an adverse impact on our financial position and results of operation.

(b) Other Litigation

SEC action and U.S. Attorney's office criminal complaint

        In January 2007, the SEC filed civil enforcement complaints in the United States District Court in and for the District of Massachusetts alleging securities fraud and other violations against three of our former executive officers, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which was restated in March 2005 (we and each of these former executive officers had also received "Wells Notice" letters of possible enforcement proceedings by the SEC in June and July 2006). On the same day the SEC complaints were filed, the U.S. Attorney's Office for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of those transactions. Mr. McQuillin pled guilty in March 2007 and was sentenced in October 2007. On November 12, 2008, Mr. McQuillin and Mr. Evans entered into final settlements of the civil enforcement actions with the SEC without admitting or denying liability. On February 25, 2009, Ms. Zappala also consented to the entry of a Final Judgment against her without admitting or denying liability.

Class action and opt-out claims

        In March 2006, we settled class action litigation, including related derivative claims, arising out of the restated consolidated financial statements that include the periods referenced in the SEC enforcement action and the criminal complaint discussed above. Members of the class who opted out of the settlement (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period) may bring or have brought their own state or federal law claims against us, referred to as "opt-out" claims.

        As described below, separate actions were filed on behalf of the holders of approximately 1.1 million shares who either opted out of the class action settlement or were not covered by that settlement. As noted below, one of these actions has been settled. The claims in the remaining actions include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action.

  •
  Feldman v. Aspen Technology, Inc., et al., filed on July 17, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A.

    No. 06-3021-BLS2 in that court, is an opt-out claim asserted by an individual who received 323,324 shares of our common stock in an acquisition. We reached a settlement with the plaintiff effective as of March 31, 2009 providing for dismissal of all the plaintiff's claims with prejudice.

  •
  Blecker, et al. v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, is an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed on July 18, 2008, and the court has scheduled trial to begin on November 2, 2009. On October 17, 2008, the plaintiffs filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., Civ. A. No. 08-4625-BLS1 (Blecker II). The sole claim in Blecker II is based on the Massachusetts Uniform Securities Act. We served a motion to dismiss on December 3, 2008 which the plaintiffs have opposed.

  •
  380544 Canada, Inc., et al. v. Aspen Technology, Inc., et al., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement. Discovery had been stayed pending resolution of certain motions to dismiss filed by other defendants, which motions were resolved on May 5, 2009. Fact discovery may now proceed.

        The remaining claims in the Blecker and 380514 Canada actions referenced above are for damages totaling at least $20 million, not including claims for treble damages and attorneys' fees. If these actions are not dismissed or settled on terms acceptable to us, we plan to defend these actions vigorously. We can provide no assurance as to the outcome of these opt-out claims or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against us for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business.

Other

        We are currently defending a customer claim in excess of $5 million that certain of our software products and implementation services failed to meet customer expectations. Although we are defending the claim vigorously, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors.

Item 4.    Submission of Matters to a Vote of Security Holders.

        We held an annual meeting on August 21, 2008 in lieu of our 2007 Annual Meeting of Stockholders. At the annual meeting, our stockholders approved the following proposals by the votes specified below.

        Proposal 1—The election of three Class II Directors to three-year terms.

        The three nominees for Class II Directors were Donald P. Casey, Stephen M. Jennings and Michael Pehl. Of the votes entitled to be cast by the holders of common stock present or represented and entitled to vote at the annual meeting, at least 75,864,868 votes (representing approximately 86.56% of the voting power) were cast for the nominees, and no more than 11,782,841 votes (representing approximately 13.44% of the voting power) were withheld.

        The terms of office of the following directors, who were not up for re-election at the 2007 Annual Meeting of Stockholders, continued after the annual meeting: Mark E. Fusco, Gary E. Haroian, Joan C. McArdle and David M. McKenna.

        Proposal 2—Ratification of the selection of KPMG LLP as our independent registered public accounting firm.

        Of the votes entitled to be cast by the holders of common stock present or represented and entitled to vote at the annual meeting, 87,516,823 votes (representing approximately 99.85% of the voting power) were cast for the ratification of the selection of KPMG LLP as our independent registered public accounting firm, and 122,038 votes (representing approximately 0.13% of the voting power) were cast against the proposal.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock currently trades on the Pink Sheets electronic quotation service under the symbol "AZPN" During the periods for fiscal 2007 and through February 14, 2008, half way through our third fiscal quarter, our common stock traded on The NASDAQ Global Market under the same symbol. From the period February 15, 2008 through the end of fiscal 2008, our common stock traded on the Pink OTC Markets Inc. The table sets forth the high and low sales prices per share of our common stock as reported by each respective market during the quarters stated below.

	High	Low
Fiscal 2007:
First Quarter	$13.49	$9.28
Second Quarter	11.28	9.03
Third Quarter	14.53	10.07
Fourth Quarter	15.87	12.58
Fiscal 2008:
First Quarter	$15.50	$9.94
Second Quarter	17.96	14.29
Third Quarter	16.30	9.85
Fourth Quarter	15.50	11.13

Holders

        There were 860 holders of our common stock as of June 16, 2009.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2008:

Equity Compensation Plan Information

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	9,011,558	$6.97	3,406,604
Equity compensation plans not approved by security holders	—	—	—

Total	9,011,558	$6.97	3,406,604

        Equity compensation plans approved by security holders consist of our 2001 stock option plan and our 2005 stock incentive plan.

        The securities remaining available for future issuance under equity compensation plans approved by our security holders as of June 30, 2008 consisted of:

  •
  254,074 shares of common stock issuable under our 2001 stock option plan; and

  •
  3,152,530 shares of common stock issuable under our 2005 stock incentive plan.

        Each of the options outstanding under the 2001 stock option plan has a term of ten years. Options issuable under the 2005 stock incentive plan have maximum terms of seven years.

Performance Graph

        The graph below matches the cumulative five-year total return of holders of Aspen Technology, Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2003 and tracks it through June 30, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aspen Technology, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*
$100 invested on 6/30/03 in stock & index—including reinvestment of dividends
Fiscal year ending June 30.

	June 30,
	2003	2004	2005	2006	2007	2008
Aspen Technology, Inc.	100.00	153.16	109.70	276.79	295.36	280.59
NASDAQ Composite	100.00	129.09	127.97	136.00	164.15	142.67
NASDAQ Computer & Data Processing	100.00	121.02	125.04	129.29	161.03	148.94

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data.

        The following table presents selected financial and other data for Aspen Technology, Inc. The statement of operations data set forth below for fiscal 2008, 2007 and 2006, and the balance sheet data at June 30, 2008 and 2007, are derived from our audited financial statements included elsewhere in this annual report. The statement of operations data for fiscal 2005 and 2004 and the balance sheet data at June 30, 2006, 2005, and 2004 are derived from our audited financial statements that are not included in this annual report.

        The selected historical financial data presented below should be read in conjunction with our financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Part II, Item 7 of this annual report.

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$311,613	$341,029	$294,416	$269,128	$331,991
Gross profit	226,620	247,469	196,362	161,300	203,365
Income (loss) from operations	18,637	55,403	18,834	(58,986)	(13,809)
Net income (loss)	24,946	45,518	6,465	(69,060)	(31,468)
Accretion of preferred stock discount and dividend	—	(7,290)	(15,383)	(14,450)	(6,358)

Income (loss) attributable to common stockholders	$24,946	$38,228	$(8,918)	$(83,510)	$(37,826)

Basic income (loss) per share attributable to common stockholders	$0.28	$0.54	$(0.20)	$(1.97)	$(0.93)

Diluted income (loss) per share attributable to common stockholders	$0.27	$0.50	$(0.20)	$(1.97)	$(0.93)

Weighted average shares outstanding—Basic	89,640	70,879	44,627	42,381	40,575
Weighted average shares outstanding—Diluted	94,092	91,869	44,627	42,381	40,575

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$134,048	$132,267	$86,272	$68,149	$107,633
Working capital (deficit)	116,307	53,019	10,440	(12,162)	8,379
Total assets	554,626	528,897	465,951	475,257	538,825
Total deferred revenue	106,905	67,106	60,141	60,085	56,125
Total secured borrowings	147,207	206,150	182,404	213,037	181,200
Redeemable convertible preferred stock	—	—	125,475	121,210	106,761
Total stockholders' equity (deficit)	$172,813	$137,206	$(22,602)	$(47,210)	$25,179

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto contained or incorporated in this report. This discussion contains forward-looking statements. Please see "Item 1A. Risk Factors" for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

        Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2008" refers to the year ended June 30, 2008).

Business Overview

        We are a leading supplier of integrated software and services to the process industries, for which the principal markets consist of: energy; chemicals; pharmaceuticals; and engineering and construction. Additionally, we also serve other industries such as power and utilities, consumer products, metals and mining, pulp and paper and biofuels, which manufacture and produce products from a chemical process. We provide a comprehensive, integrated suite of software applications that utilize proprietary empirical models of chemical manufacturing processes to improve plant and process design, economic evaluation, production, production planning and scheduling, and operational performance, and an array of services designed to optimize the utilization of these products by our customers. We are organized into three operating segments: software licenses, maintenance and training, and professional services. Each of these operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in U.S. dollars, we conduct a significant number of transactions in currencies other than U.S. dollars. Therefore, we present constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. An overview of our three operating segments follows.

Software Licenses

        Our solutions are focused on three primary business areas of our customers: engineering, plant operations, and supply chain management, and are delivered both as stand-alone solutions and as part of the integrated aspenONE product suite. The aspenONE framework enables our products to be integrated in modular fashion so that data can be shared among such products, and additional modules can be added as the customer's requirements evolve. The result is enterprise-wide access to real-time, model-based information designed to enable manufacturers to forecast or simulate the economic impact of potential actions and make better, faster and more profitable operating decisions. The first version of the aspenONE suite was delivered in late 2004. Since that time, each major software release was designed to increase the level of integration and functionality across the product portfolio.

  •
  Engineering    In the process industries, maximizing profit begins with optimal design. Process manufacturers must be able to address a variety of challenging questions relating to strategic planning, collaborative engineering, debottlenecking and process improvement—from where they should locate their facilities, to how they can make their products at the lowest cost, to what is the best way to operate for maximum efficiency. To address these issues, they must improve asset optimization to enable faster, better execution of complex projects. Our engineering solutions help companies maximize their return on plant assets and enable collaboration with engineers on common models and projects.

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

    Our engineering tools are based on an open environment and are implemented on Microsoft Corporation's operating systems. Implementation of our engineering products does not typically require substantial professional services, although services may be provided for customized model designs, process synthesis and energy management analyses.

  •
  Plant operations    Our plant operations products focus on optimizing companies' day-to-day process industry activities, enabling them to make better, more profitable decisions and improve plant performance. The process industries' typical production cycle offers many opportunities for optimizing profits. Process manufacturers must be able to address a wide range of issues driving execution efficiency and cost, from selecting the right feedstock and raw materials, to production scheduling, to identifying the right balance among customer satisfaction, costs and inventory. Our plant operations products support the execution of the optimal operating plan in real time. Our plant operations solutions include desktop applications, IT infrastructure and services that enable companies to model, manage and control their plants more efficiently, helping them to make better-informed, more profitable decisions. These solutions help companies make decisions that can reduce fixed and variable costs in the plant, improve product yields, procure the right raw materials and evaluate opportunities for cost savings and efficiencies in their operations.

  •
  Supply chain management    Our supply chain management products enable companies to reduce inventory and increase asset efficiency by giving them the tools to optimize their supply chain decisions, from choosing the right raw materials to delivering finished product in the most cost-effective manner. The ever-changing nature of the process industries means new profit opportunities can appear at any time. To identify and seize these opportunities, process manufacturers must be able to increase their access to data and information across the value chain, optimize planning and collaborate across the value chain, and detect and exploit supply chain opportunities. Our supply chain management solutions include desktop applications, IT infrastructure and services that enable manufacturers to operate their plants and supply chains more efficiently, from customer demand through manufacturing to delivery of the finished product. These solutions help companies to reduce inventory carrying costs, respond more quickly to changes in market conditions and improve customer service.

        Because fees for our software products are substantial and the decision to purchase our products typically involves members of our customers' senior management, the sales process for our solutions is lengthy and can exceed one year. Accordingly, the timing of our license revenues is difficult to predict. Additionally, we derive a majority of our total revenues from companies in or serving the energy, chemicals, pharmaceutical, and engineering and construction industries. Accordingly, our future success depends upon the continued demand for manufacturing optimization software and services by companies in these process manufacturing industries. The energy, chemicals, pharmaceutical, and engineering and construction industries are highly cyclical and highly reactive to the price of oil, as well as general economic conditions.

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

        Finally, many of our license transactions are very large and/or complex and the GAAP criteria applicable to software revenue recognition are equally complex, thus, resulting in the risk that license bookings may not translate into recognized revenue in the same period as the booking.

        Our software license business represented 54% of our total revenues on a trailing four-quarter basis. We have continued to grow the installed base of software licenses and increased the total value of signed license contracts on a year over year basis. During fiscal 2008, we entered into seven contracts with a net present value totaling $57.5 million that did not meet the criteria for revenue recognition as of the end of the year. Of this balance, we expect to recognize revenues of $19.3 million in the first quarter of fiscal 2009, $9.4 million in the second quarter of fiscal 2009, $4.1 million in the remainder of fiscal 2009, $5.7 million in fiscal 2010, and the balance in subsequent periods.

Maintenance and Training

        Our maintenance business consists primarily of providing customer technical support and access to software fixes and upgrades, when and if they become available. Our customer technical support services are provided throughout the world by our eight global call centers as well as via email and through our support website. Our training business consists of a variety of different types of training solutions ranging from standardized training which can be delivered in a public forum or onsite at a customer's location, to customized training sessions which can be tailored to fit customer needs.

        Revenues generated by our maintenance and training business represented 27% of our total revenues on a trailing four quarter basis and are closely correlated to changes in our installed base of software licenses. The majority of our customers renew their support contracts when eligible to do so, and the majority of new software license contracts sold include a maintenance component.

Professional Services

        Our professional services business focuses on implementation of both our aspenONE modules and stand-alone applications. Our services include designing, analyzing, debottlenecking and improving plant performance through continuous process improvements, coupled with activities aimed at operating the plant safely and reliably while minimizing energy costs and improving yields and throughput.

        We offer professional services consisting primarily of implementation and configuration services principally associated with the deployment of our plant operations and supply chain management solutions. Customers have historically used our engineering solutions without implementation assistance.

        Customers who obtain professional services from us typically engage us to provide such services over periods of up to 24 months. We generally charge customers for professional services, ranging from supply chain to on-site advanced process control and optimization services, on a fixed-price basis or time-and-materials basis. The professional services business represented 19% of our total revenues on a trailing four-quarter basis, and has experienced lower margins than our other business segments.

Critical Accounting Estimates and Judgments

        Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  •
  revenue recognition for both software licenses and fixed-fee professional services;

  •
  impairment of long-lived assets, goodwill and intangible assets;

  •
  accounting for contingencies;

  •
  accounting for income taxes;

  •
  accounting for transfers of financial assets; and

  •
  accounting for restructuring accruals.

Revenue Recognition

        We generate revenue from the following sources: (1) licensing software products; (2) providing post contract support (referred to as maintenance); and (3) providing professional services, such as consulting and training. We sell our software products to customers under fixed-term and perpetual license arrangements, which generally includes the first year of maintenance. As a standard business practice, we offer extended payment term options for our fixed-term license customers. Software license fees are generally recognized upon shipment, provided all other revenue recognition criteria are met. Maintenance fees are recognized ratably over the contractual term of the maintenance agreements, which are typically annual periods.

        We recognize revenue in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," and clarified by Staff Accounting Bulletin 104 "Revenue Recognition." Key factors in our revenue recognition model are management's assessments that professional services are generally not essential to the functionality of the software. This assessment is based upon the nature of the services, which typically consist of routine implementation and installation, the relatively short duration of the service period, and the availability of other third-party vendors that provide the same services. If our business model were to change such that the services were deemed to be essential to the functionality of the software, the period of time over which our software revenue would be recognized would lengthen. When we provide professional services that are considered essential to the functionality of the software, we recognize the combined revenue from the sale of our software licenses and related services in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Performance Type Contracts" using the cost-to-cost method as the measure of performance. Our revenue recognition for these arrangements is dependent upon our ability to reliably estimate the direct labor hours to complete a project. We use historical experience as a basis for future estimates to complete current projects.

        Four basic criteria must be satisfied before software license revenue can be recognized: persuasive evidence of an arrangement between us and an end user; delivery of our product has occurred; the fee for the product is fixed or determinable; and collection of the fee is reasonably assured.

        Persuasive evidence of an arrangement—We use a contract signed by the customer as evidence of an arrangement for software licenses. For professional services we use a signed agreement and a statement of work to evidence an arrangement. In cases where both a signed contract and a purchase order are required by the customer, we consider both taken together as evidence of the arrangement.

        Delivery of our product—Software and the corresponding access keys are generally delivered to customers via disc media with standard shipping terms of Free Carrier, Aspen Technology's warehouse (i.e. FCA, named place). Our software license agreements do not contain conditions for acceptance.

        Fee is fixed or determinable—We assess whether a fee is fixed or determinable at the outset of the arrangement. Significant judgment is involved in making this assessment. Our experience has been that we are able to demonstrate that the fees are fixed or determinable for all arrangements, including those for our term licenses that contain extended payment terms. We have established a history of collecting under the terms of our contracts without providing concessions to customers. We have a history of collecting receivables on installment contracts of up to six years. If we no longer were to have a history of collecting under term license contracts without providing concessions, revenue would be recognized when payments under the installment contract become due and payable. Such a change could have a material impact on the period in which revenue is recognized.

        We must also assess whether contract modifications to an existing term arrangement constitute a concession. In making this assessment, significant analysis is performed to ensure that no concessions are given. Our software license agreements do not include right of return or exchange.

        Collection of fee is reasonably assured—We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer's payment history, its current creditworthiness, economic conditions in the customer's industry and geographic location, and general economic conditions. If in our judgment collection of a fee is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met.

        Our management uses its judgment concerning the satisfaction of these criteria, particularly the criteria relating to the determination of whether the arrangement fees are fixed and determinable and the criteria relating to the collectibility of the receivables, during our evaluation of each revenue transaction including those with extended payment terms. Additionally, judgment is required concerning the satisfaction of these criteria for reseller transactions. We typically recognize the fees related to reseller transactions on a net basis using the sell-though method of accounting. To date, revenue related to our reseller arrangements has not been material.

        We have established vendor-specific objective evidence (VSOE) of fair value for maintenance and professional services, but not for our software products. Our VSOE determination is based upon the price charged to similarly situated customers when the elements are sold separately. We allocate the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and remaining portion of the arrangement fee for perpetual and term licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. If VSOE does not exist for an undelivered element in an arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier.

        Finance fees result from discounting to present value the product revenue derived from our installment contracts in which the payment terms extend beyond one year from the effective date of the contract. Finance fees are recognized using the effective interest method over the relevant license term and are classified as interest income.

        Our standard licensing agreements include a product warranty provision for all products. Such warranties are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies" (SFAS No. 5). The likelihood that we will be required to make refunds to customers under such provisions is considered remote.

        Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that our software products infringe the intellectual property rights of a third-party. In most cases, in the event of an infringement claim, we retain the right to (i) procure for the customer the right to continue using the software product; (ii) replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, we may terminate the license agreement and provide a refund to the customer up to the license fees paid by the customer. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The likelihood that we will be required to make refunds to customers under such provisions is considered remote. In most cases and where legally enforceable, the indemnification is limited to the amount paid by the customer.

        Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis and are generally recognized as the services are performed, assuming all other revenue recognition criteria have been met. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenues from fixed-price engagements are recognized using the proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on standard rates, which vary by the consultant's professional level, plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. All project costs are expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the direct costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, management believes that using costs are the best available measure of performance. Reimbursables received from customers for out-of-pocket expenses are recorded as revenue.

        In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

Impairment of Long-lived Assets, Goodwill and Intangible Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review the carrying value of long-lived assets when circumstances dictate that they should be reevaluated, based upon the expected future operating cash flows of our business or other factors that trigger an evaluation for potential impairment. The evaluation of the undiscounted results of any impairment evaluation is based upon our expected future cash flows. These future discounted cash flow estimates are based on historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are updated based on actual operating trends. Historically, actual results have occasionally differed from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates, and accordingly cause impairment of our long-lived assets.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) on an annual basis we conduct an assessment of the carrying value of goodwill as of December 31, which is based on weighting estimates of future cash flows from the reporting units or estimates of the market value of the reporting units, based on comparable companies. We also perform impairment analyses whenever events or circumstances indicate that goodwill or certain intangibles may be impaired. Currently our reporting units are the same as our operating segments. These estimates of future discounted cash flows are based upon historical results, adjusted to reflect our best estimate of future market and operating conditions. Historically, actual results have occasionally differed from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates. In addition, the comparable companies used to establish market value for our reporting units is based on management's judgment.

        We conducted an annual assessment of the carrying value of goodwill as of December 31, 2007 in accordance with SFAS No. 142. The assessment indicated that there was no impairment of the carrying value of our goodwill as of that date. The timing and size of any future impairment charges involves the application of management's judgment and estimates and could result in the impairment of all, or substantially all, of our goodwill, intangible assets other long-lived assets.

Accounting for Contingencies

        In accordance with SFAS No. 5 we accrue loss contingencies if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. Significant management judgment is required in assessing the existence of potential loss contingencies, the probability of an adverse outcome, and the amount of any such estimate of an adverse outcome. Historically, we have accrued loss contingencies primarily associated with outstanding litigation.

        We also accrue estimated future legal fees associated with outstanding litigation for which management has determined that it is probable that a loss contingency exists. This requires management to estimate the amount of legal fees that will be incurred in the defense of the litigation. These estimates are based heavily on our expectations of the scope, length to complete and complexity of the litigation. Historically, as these factors have changed after our original estimates, we have adjusted our estimates accordingly. In the future, additional adjustments may be recorded as the scope, length or complexity of outstanding litigation changes.

Accounting for Income Taxes

        We utilize the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and statutes that will be in effect when the differences are expected to reverse. Deferred tax assets can result from unused operating loss, research and development and foreign tax credit carryforwards. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of taxable temporary differences. Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations on the availability of net operating loss and tax credit carry forwards, and other evidence in assessing the realization of deferred tax assets. Adjustments to the valuation allowance are included in the tax provision in our statement of operations in the period they become known or estimable.

        Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets and liabilities. The valuation allowance is based on our estimates of taxable income for jurisdictions in which we operate and the period over which our deferred tax assets may be recoverable. Despite the Company's consolidated taxable income for the fiscal years of June 30, 2007 and 2008, our US taxable income is volatile and highly dependent upon a small number of large transactions closing that makes the difference between a US loss versus profit. This inconsistency of US taxable income combined with the difficultly in forecasting future long-term US tax profitability does not represent sufficient positive evidence pursuant to SFAS 109 to overcome the negative evidence of our past cumulative losses. Consequently, we have maintained our US valuation allowance. To the extent our US tax profitability improves and becomes more predictable, we may reverse the valuation allowance related to our US net deferred tax assets of $44.2 million. Such reversal would be recorded as an income tax benefit in the consolidated statement of operations. In fiscal 2008, 2007 and 2006, we also provided a full valuation allowance for all net deferred tax assets in several foreign tax jurisdictions.

        Our U.S. and foreign tax returns are subject to periodic compliance examinations by various local and national tax authorities through periods defined by tax codes in the applicable jurisdiction. The years prior to 2005 are closed in the U.S., although the utilization of net operating loss carryforwards generated in earlier periods will keep these periods open for examination. Our operating entities in Canada were subject to audit for the fiscal year 2000, the results of which were unknown at June 30, 2008. The Canadian entities are also subject to audit from 2002 forward, in the United Kingdom (UK) from 2004 forward, and other international subsidiaries from 2002 forward. In connection with examinations of tax filings, tax contingencies can arise from differing interpretations of applicable tax laws and regulations relative to the amount, timing or proper inclusion or exclusion of revenues and expenses in taxable income or loss. For periods that remain subject to audit, we have asserted and unasserted potential assessments that are subject to final tax settlements.

        In 2008, our income tax provision includes amounts determined under the provisions of FIN 48, Accounting for Uncertain Tax Positions, which was adopted as of July 1, 2007 and is intended to satisfy additional income tax assessments, including interest and penalties, that could result from any tax return positions for which the likelihood of sustaining the position on audit does not meet a threshold of "more likely than not." Prior to 2008, we evaluated tax contingencies in accordance with the requirements of SFAS No. 5, based on information currently available, and have accrued for income tax contingencies that meet both the probable and estimable criteria of SFAS No. 5. Determining the amount of an estimated obligation, if any, for such contingencies required a significant amount of judgment. These estimates were updated over time upon receipt of more definitive information from taxing authorities, completion of tax audits, expiration of statutes of limitation, or upon occurrence of other events. The amounts ultimately paid upon resolution of such contingencies could be materially different from the amounts previously recorded and therefore could have a material impact on our consolidated results of operations as additional information becomes available. The tax contingency accrual, including penalties and interest, was recorded as a component of our accrued income tax expense. Under FIN 48, the accrual is recorded as a component of our accrued expense and other non-current liabilities balance and was $32.8 million as of June 30, 2008. The ultimate amount of taxes due will not be known until examinations are completed and settled or the audit periods are closed by virtue of statute.

Accounting for Transfers of Financial Assets

        We derecognize financial assets, such as installments receivable, when control has been surrendered in compliance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140). Transfers of assets, more specifically accounts receivable and installments receivable, that meet the requirements of SFAS No. 140 for sale accounting treatment are removed from the balance sheet and gains or losses on the sale are recognized. If the conditions for sale accounting treatment are not met, or are no longer met, these transactions are accounted for as secured borrowings. The determination of the accounting treatment under SFAS No. 140 requires significant judgment relative to the determination of whether the criteria to achieve sale accounting treatment have been achieved, including whether the transferred assets have been legally isolated from us. We have accounted for all transfers of accounts receivable and installments receivable as secured borrowings as they did not meet the recognition criteria of SFAS No. 140. Accordingly, the transferred accounts receivable and installments receivable are recorded as collateralized receivables in our consolidated balance sheet and we have accounted for the cash received from these transactions as secured borrowings. Transaction costs associated with secured borrowings, if any, are treated as borrowing costs and recognized in interest expense. As customer payments are made on the collateralized receivables, the collateralized receivable and debt obligation are reduced. Such customer payments are included in the operating section of our consolidated statements of cash flows. The cash received from and payments made on the secured borrowings are included in the financing section of our consolidated statements of cash flows.

Accounting for Restructuring Accruals

        We follow SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" in accounting for restructuring activities. In addition, we consider the guidance where applicable in SFAS No. 112 "Employers' Accounting for Postemployment Benefits" and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." In accounting for these obligations, we are required to make assumptions related to the amounts of employee severance, benefits and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. We base our estimates and assumptions on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on our balance sheet, the restructuring charges incurred and our estimates of future costs under existing restructuring programs.

Results of Operations

        The following table sets forth the percentages of total revenues represented by certain consolidated statement of operations data for the periods indicated:

	Years Ended June 30,
	2008		2007		2006
	(In thousands)
Revenues:
Software licenses	$168,404	54.0%	$199,761	58.6%	$153,730	52.2%
Service and other	143,209	46.0	141,268	41.4	140,686	47.8

Total revenues	311,613	100.0	341,029	100.0	294,416	100.0

Cost of revenues:
Cost of software licenses	15,916	5.1	14,588	4.3	16,805	5.7
Cost of service and other	69,077	22.2	72,426	21.2	72,690	24.7
Amortization of technology related intangible assets	—	—	6,546	1.9	8,559	2.9

Total cost of revenues	84,993	27.3	93,560	27.4	98,054	33.3

Gross profit	226,620	72.7	247,469	72.6	196,362	66.7

Operating costs:
Selling and marketing	99,682	32.0	93,387	27.4	84,505	28.7
Research and development	45,179	14.4	42,703	12.5	44,322	15.0
General and administrative	54,565	17.5	51,010	15.0	44,408	15.1
Restructuring charges	8,623	2.8	4,634	1.3	3,993	1.4
(Gain) loss on sales and disposals of assets	(66)	—	332	0.1	300	0.1

Total operating costs	207,983	66.7	192,066	56.3	177,528	60.3

Income from operations	18,637	6.0	55,403	16.3	18,834	6.4
Interest income	23,784	7.6	21,909	6.4	19,978	6.8
Interest expense	(17,783)	(5.7)	(18,613)	(5.5)	(19,532)	(6.6)
Other income (expense), net	3,386	1.1	(734)	(0.2)	(2,874)	(1.0)

Income before provision for taxes	28,024	9.0%	57,965	17.0%	16,406	5.6%

Comparison of Fiscal 2008 to Fiscal 2007

        Revenues.    Total revenues for fiscal 2008 decreased by $29.4 million, or 8.6%, to $311.6 million from $341.0 million in fiscal 2007. Total revenues from customers outside the U.S. were $198.1 million or 63.6% of total revenues and $180.0 million or 52.8% of total revenues for fiscal 2008 and 2007, respectively. The geographical mix of revenues can vary from period to period.

        Software license revenues are attributable to software license renewals of term contracts with existing users; the expansion of existing customer relationships through licenses for additional users, or licenses of additional software products; and to a lesser extent, to the addition of new customers. Software license revenues represented 54.0% and 58.6% of total revenues for fiscal 2008 and 2007, respectively. Revenues from software licenses in fiscal 2008 decreased 15.7% to $168.4 million from $199.8 million in fiscal 2007. During fiscal 2008, we entered into seven contracts with a net present value totaling $57.5 million that did not meet the criteria for revenue recognition as of the end of the year. Of this balance, we expect to recognize revenues of $19.3 million in the first quarter of fiscal 2009, $9.4 million in the second quarter of fiscal 2009, $4.1 million in the remainder of fiscal 2009, $5.7 million in fiscal 2010, and the balance in subsequent periods.

        Service and other revenues primarily consist of professional services, post-contract maintenance support on software licenses, and training, and are dependent upon a number of factors.

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

        Service and other revenues in fiscal 2008 increased slightly by $1.9 million, or 1.3%, to $143.2 million from $141.3 in fiscal 2007. This increase was driven by an increase in maintenance and training revenue of 6.2%, to $83.5 million in fiscal 2008 from $78.6 million in fiscal 2007 due to the continued growth of our installed base of maintenance contracts. This increase was partially offset by a 4.8% decline in the professional services business, to $59.7 million from $62.7 million, which was due to a $1.1 million decrease in reimbursable expenses included in revenue in the current quarter, coupled with $2.2 million of revenues related to the completion of a sizeable customer application project milestone.

        Cost of Software Licenses.    Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging. Cost of software licenses for fiscal 2008 increased $1.3 million, or 8.9%, to $15.9 million from $14.6 million in fiscal 2007. This increase is due to $2.8 million in increased royalty payments attributed to the mix of software licenses sold, offset by a $1.4 million decrease due to the continued amortization of capitalized software. The lower capitalized software development costs were attributed to the achievement of technological feasibility occurring near the end of the fiscal 2008.

        Cost of Service and Other.    Cost of service and other consists of the cost of execution of professional services, technical support expenses and the cost of training services. Cost of service and other for fiscal 2008 decreased $3.3 million, or 4.6%, to $69.1 million from $72.4 million for fiscal 2007. This decrease is attributed to $1.0 million reduction in sub-contractor fees associated with service and maintenance contract renewals, stemming from the termination of an external contractor. The work which was previously contracted to the third party contractor has been brought back in house. Additionally, there was a $0.9 million reduction in infrastructure-related expenses resulting mostly from facility consolidations and lower project reimbursable expenses of $1.1 million.

        Amortization of Technology Related Intangible Assets.    Amortization of technology related intangible assets consists of the amortization of intangible assets from acquisitions. These assets were generally being amortized over a period of three to five years. Amortization of these intangible assets decreased by 100% in fiscal 2008 as compared to fiscal 2007 due to the related assets being fully amortized as of the end of fiscal 2007.

        Selling and Marketing.    Selling and marketing expenses for fiscal 2008 increased $6.3 million, or 6.7%, to $99.7 million from $93.4 million in fiscal 2007. This was primarily attributable to an increase in personnel costs of $5.0 million resulting from annual merit increases and an increase in headcount; as well as an increase of $1.5 million in marketing costs principally due to increased participation in tradeshows and events. We expect that selling and marketing expenses will decline as a percentage of revenues as we continue to grow our revenues.

        Research and Development.    Research and development expenses consist of personnel and outside consultancy costs required to conduct our product development efforts. Research and development expenses for fiscal 2008 increased $2.5 million, or 5.9%, to $45.2 million from $42.7 million in fiscal 2007. During fiscal 2007, $3.5 million of software research and development costs were capitalized for a development effort which began in the prior fiscal year. In fiscal 2008, only $0.8 million of software research and development costs were capitalized due to the achievement of technological feasibility occurring near the end of the fiscal year.

        General and Administrative.    General and administrative expenses consist primarily of personnel costs of administrative, executive, financial and legal personnel, including outside professional fees. General and administrative expenses for fiscal 2008 increased $3.6 million, or 7.0%, to $54.6 million from $51.0 million in fiscal 2007. The increase was attributed primarily to external consultant and audit fees of $8.4 million associated with the restatement of our fiscal 2007 financial statements and professional fees associated with the extended period of time to complete our fiscal 2008 audit and a $1.2 million increase in recruiting fees. These costs were partially offset by lower legal fees of $4.1 million compared to fiscal 2007. The decrease in legal fees from fiscal 2007 to fiscal 2008 was associated with expenses incurred in fiscal 2007 associated with an SEC civil enforcement action and an arbitration proceeding alleging that software products and implementation services failed to meet customer expectations. This change is further explained by a decrease in the provision for bad debt of $2.4 million as a result of collecting cash received for customer account balances which were previously considered uncollectible. We expect our general and administrative expenses in fiscal 2009 to be approximately the same as fiscal 2008 due to continued investments in personnel and systems, and to continue at these levels until such time as we are able to remediate our material control weaknesses.

        Restructuring Charges.    During fiscal 2008, we recorded $8.6 million in restructuring charges. The restructuring charges of $6.0 million were related to costs associated with the Company's plan to relocate its corporate headquarters and recorded under the May 2007 restructuring plan. The remainder of the restructuring charges recorded in fiscal 2008 consisted of revisions of estimates associated with lease exit costs and accretion of the discounted restructuring accruals under previous restructuring plans.

        Interest Income.    Interest income for fiscal 2008 increased $1.9 million, or 8.7%, to $23.8 million from $21.9 million in fiscal 2007. Interest income is generated from the investment of excess cash in short term instruments, and from the accretion of interest on multi-year software licenses when revenues are recognized at the time the license was shipped. In these transactions, interest income represents the difference between the sum of the installment payments on the software license and the net present value of the payment stream, and is earned over the life of the contract. The year over year increase in interest income is a result of a higher average receivables balance, both installment and collateralized, during fiscal 2008.

        We have pledged a portion of the installments receivable contracts to unrelated financial institutions as collateral for secured borrowings and recorded the value of these installments as collateralized receivables on the accompanying consolidated balance sheets.

        Interest Expense. Interest expense is incurred primarily from our secured borrowings. The secured borrowings are derived from our securitizations and borrowing arrangements with unrelated financial institutions. Interest expense in fiscal 2008 decreased 4.3% to $17.8 million from $18.6 million in fiscal 2007. The overall decrease was attributable to a lower level of secured borrowings, in particular a lower level of high interest debt due to the repayment of borrowings under the Fiscal 2005 and Fiscal 2007 Securitizations in fiscal 2008, referenced below at Liquidity and Capital Resources.

        Foreign Currency Exchange Gain (Loss).    We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. The contracts mitigate our risk from exchange rate movements since they generally offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." Therefore, the unrealized gains and losses on our contracts, as well as the underlying transaction we are attempting to hedge, have been recognized as a component of other expense in the consolidated statements of operations. The $3.6 million gain is a result of significant increases in the two primary foreign currency cash accounts whose balances doubled during the fiscal year.

        Provision for/Benefit from Income Taxes.    We recorded a provision for income taxes of $3.1 million for fiscal 2008, primarily related to our income in foreign jurisdictions, withholding taxes imposed on license fees paid to us from customers outside the U.S., and changes in estimates under FIN48. The income tax provision also includes state income taxes. We did not record a federal income tax provision on our domestic income, since we are able to reduce such tax provision by net operating loss (NOL and FTC) carryforwards that expire at various dates from 2009 through 2025 and available tax credit carryforwards. We recorded a provision for income taxes of $12.4 million for fiscal 2007. The decrease in the provision in fiscal 2008 was attributable to utilization of deferred tax benefits outside the U.S. In addition, the uncertain tax positions was $32.8 million in fiscal 2008 compared to the provision for tax contingencies of $27.3 million in fiscal 2007.

  Comparison of Fiscal 2007 to Fiscal 2006

        Revenues.    Total revenues for fiscal 2007 increased 15.8% to $341.0 million from $294.4 million in fiscal 2006. Total revenues from customers outside the U.S. were $180.0 million or 52.8% of total revenues and $168.1 million or 57.1% of total revenues for fiscal 2007 and 2006, respectively. The geographical mix of revenues can vary from period to period.

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

        Revenues from Service and other were relatively unchanged at $141.3 million for fiscal 2007 and $140.7 for fiscal 2006 as a 3.0% decline in the professional services business, from $64.6 million to

$62.7 million, was offset by a 3.3% increase in maintenance and training revenues, from $76.1 million to $78.6 million.

        Cost of Software Licenses.    Cost of software licenses for fiscal 2007 decreased to $14.6 million from $16.8 million in fiscal 2006. Cost of software licenses as a percentage of revenues from software licenses decreased to 7.3% for fiscal 2007 from 10.9% for fiscal 2006. The cost reductions were primarily due to a $1.3 million decrease in amortization of capitalized software costs associated with lower amounts being capitalized in prior periods, as well as a $0.9 million decrease in royalty expense associated with the completion of a long-term fixed royalty contract in June 2006. The reduction in cost as a percentage of revenue is due to the increase in revenue over a base of costs which is primarily fixed.

        Cost of Service and Other.    Cost of Service and other for fiscal 2007 decreased 0.4% to $72.4 million from $72.7 million for fiscal 2006. Cost of service and other, as a percentage of revenues from Service and other, decreased to 51.3% for fiscal 2007 from 51.7% for fiscal 2006. The cost reduction was primarily due to a $1.4 million reduction in reimbursable costs, a $1.7 million reduction in employee compensation costs, and a $0.3 million reduction in rent and facility costs, offset in part by a $1.7 million increase due to personnel costs from our development engineers working on a customer application project and a $1.5 million increase in third-party consulting costs.

        Amortization of Technology Related Intangible Assets.    Amortization expense was $6.5 million in fiscal 2007 and $8.6 million in fiscal 2006. The decline in fiscal 2007 was the result of certain intangible assets becoming fully amortized during the year. As of June 30, 2007, the balance of technology related intangible assets was fully amortized.

        Selling and Marketing.    Selling and marketing expenses for fiscal 2007 increased 10.5% to $93.4 million from $84.5 million for fiscal 2006, declining as a percentage of total revenues to 27.4% from 28.7%. The increase in cost is primarily due to an increase in commissions of $4.0 million, an increase in payroll costs of $3.4 million, and higher rent and other facility costs of $1.2 million. The increases in selling and marketing costs are due to, and help to further increase, our revenues.

        Research and Development.    Research and development expenses for fiscal 2007 decreased 3.7% to $42.7 million from $44.3 million for fiscal 2006, and decreased as a percentage of total revenues to 12.5% from 15.1%. The expense reduction primarily resulted from the allocation of $1.7 million of personnel costs to Cost of service and other for development engineers working on a specific customer application project, a $1.8 million reduction in payroll costs, a $1.1 million reduction in rent and facility costs, a $0.5 million reduction in consultant costs, and a $0.4 million reduction in depreciation expense, partially offset by a $4.0 million decrease in capitalized software development costs. The declines in payroll and facility costs are attributable to cost efficiencies realized as a result of the consolidation of several research and development locations and re-deployment of resources to more cost-effective geographies. Our total research and development headcount was 365 as of June 30, 2007 compared to 335 as of June 30, 2006.

        We capitalized software development costs that amounted to 7.6% of our total engineering costs during fiscal 2007, as compared to 13.9% in fiscal 2006. The amount of capitalized costs decreased in fiscal 2007 as the development efforts during the year did not meet the criteria for capitalization.

        General and Administrative.    General and administrative expenses consist primarily of personnel costs of administrative, executive, financial and legal personnel, and outside professional fees. General and administrative expenses for fiscal 2007 increased 14.9% to $51.0 million from $44.4 million for fiscal 2006, and decreased as a percentage of total revenues to 15.0% from 15.1%. This increase in costs is due to a $2.5 million increase in compensation and related costs, a $4.5 million increase in legal, accounting and consulting costs associated with the internal review of accounting for stock options by the audit committee, and professional fees for financial restatements and other matters, offset in part by a $1.6 million reduction in bad debt expense.

        Restructuring Charges and FTC Legal Costs.    During fiscal 2007, we recorded $4.6 million in restructuring charges for headcount reductions and office closures associated with the May 2005 plan that occurred during fiscal 2007, and less than $0.1 million for revisions of estimates associated with lease exit costs and accretion of the discounted restructuring accruals under previous restructuring plans. During fiscal 2006, we recorded $4.0 million in restructuring charges. Of this amount, $1.8 million related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. The remaining $2.2 million relates to revisions of estimates associated with lease exit costs and accretion of the discounted restructuring accruals under previous restructuring plans.

        Interest Income.    Interest income was $21.9 million for fiscal 2007 compared to $20.0 million for fiscal 2006. The increase in interest income is due to the increase in our cash balance and an increase in our collateralized receivables, which is partially offset by reductions in installments receivable balances due from customers.

        We pledged a portion of the installments receivable contracts to unrelated financial institutions and unconsolidated entities as collateral for secured borrowings and recorded the value of these installments as collateralized receivables on the accompanying consolidated balance sheets.

        Interest Expense.    Interest expense in fiscal 2007 decreased to $18.6 million from $19.5 million in fiscal 2006. This decrease in interest expense resulted from a generally lower level of secured borrowings, particularly higher interest bearing borrowings, during fiscal 2007.

        Foreign Currency Exchange Loss.    In fiscal 2007, we recorded a foreign currency exchange loss of $0.7 million, compared to a $2.9 million loss in fiscal 2006. This decrease was primarily due to favorable exchange rate fluctuations.

        Provision for/Benefit from Income Taxes.    We recorded a provision for income taxes of $12.4 million for fiscal 2007, primarily related to our income in foreign jurisdictions, withholding taxes imposed on license fees paid to us from customers outside the U.S., and changes in estimates for tax contingency reserves, principally from foreign operations. The income tax provision also includes state income taxes. We did not record a federal income tax provision on our domestic income since we are able to reduce such standard provision by NOL carryforwards.

        We recorded a provision for income taxes of $9.9 million for fiscal 2006. The increase in the provision in fiscal 2007 was attributable to higher foreign taxes resulting from increased taxable income outside the U.S. In addition, the provision for tax contingencies was $6.0 million in fiscal 2007 compared to $3.4 million in fiscal 2006.

Liquidity and Capital Resources

Resources

        We historically have financed our operations through cash generated from operating activities, public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, borrowings secured by our installment receivable contracts and borrowings under bank credit facilities. As of March 31, 2009, we had cash and cash equivalents totaling $126.4 million. We believe our current cash balances, future cash flows from our operations, and cash from future borrowings secured by installment receivable contracts will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Operating Cash Flow

        During fiscal 2008, operating activities provided $70.8 million of cash as compared to $55.7 million in fiscal 2007. Sources of cash included: net income and non-cash charges for depreciation, amortization and stock-based compensation of $46.5 million; an increase in deferred revenue of $39.8 million primarily related to seven contracts which did not meet the criteria for revenue recognition as of year end; a decrease in unbilled services of $7.2 million resulting from process improvements surrounding our project billings; a decrease in income taxes payable of $6.1 million; and an increase in other non-current liabilities of $18.3 million. These sources of cash were partially offset by cash used for: a net increase in installments, collateralized, and accounts receivable of $19.4 million from the settlement of the 2005 and 2007 securitizations and the Bank of America program; a decrease in accounts payable and accrued expenses and other current liabilities of $2.3 million associated with the reimbursement of a legal expense by our insurance carrier; and an increase in deferred income tax assets of $9.4 million.

        We expect the combination of installment receivables plus our historic renewal rates of license and maintenance sales will continue to provide positive cash flows from operations. Additionally, we anticipate that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our cash requirements for the foreseeable future.

Financing Activities

        During fiscal 2008, cash used in financing activities was $59.8 million primarily due to repayments net of proceeds from secured borrowings of $61.7 million, offset by proceeds of $3.3 million received from the exercise of employee stock options and the issuance of common stock under employee stock purchase plans. The net repayments on secured borrowings include the settlement in December 2007 of the Fiscal 2005 Securitization described below for $4.2 million, the settlement of the Fiscal 2007 Securitization facility in March 2008 for $12.2 million and the payment in June 2008 of the outstanding amount under the Bank of America program at its carrying value of $2.7 million inclusive of a one percent pre-payment penalty. These actions reflect our strategy to reduce our secured borrowings while maintaining a sufficient cash position.

Borrowings collateralized by receivable contracts

  Traditional Programs

        We historically have maintained arrangements, which we refer to as our Traditional Programs, with financial institutions providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. Under our arrangements with General Electric Capital Corporation, Bank of America and Silicon Valley Bank (SVB), both parties must agree to enter into each transaction and negotiate the borrowing amount and interest rate secured by each receivable. The customers' payments of the underlying receivables fund the repayment of the related borrowing amount. The weighted average interest rate on the secured borrowings was 7.6% at June 30, 2008.

        The amount of total collateralized receivables for the Traditional Programs approximates the amount of the secured borrowings recorded in the consolidated balance sheet. The collateralized receivables earn interest income, and the secured borrowings accrue borrowing costs at approximately the same interest rates. When cash is received from a customer by us, the collateralized receivable balance is reduced and the related secured borrowing is reclassified to an accrued liability for amounts we must remit to the financial institution. The accrued liability is reduced when payment is remitted to the financial institutions. The terms of the customer installments receivable range from amounts that are due within 30 days to installment receivables that are due over five years. We act as the servicer for the receivables in the SVB arrangement.

        Under these arrangements, we received aggregate cash proceeds of $74.1 million, $148.9 million and $110.5 million during fiscal 2008, 2007 and 2006, respectively. Since December 2007, we have not sold any receivables for the purpose of raising cash, but we have sold some large dollar receivables in order to fund the repurchase of several other groups of smaller receivables previously sold to the banks, for the purpose of simplifying our administration of the programs. As of June 30, 2008, we had outstanding secured borrowings of $147.2 million that were secured by collateralized receivables totaling $135.3 million under the Traditional Programs.

        We estimate that there was in excess of $46.4 million available under the Traditional Programs at June 30, 2008. As the collection of the collateralized receivables and resulting payment of the borrowing obligation will reduce the outstanding balance, the availability under the arrangements can be increased. We expect to maintain our access to cash under these arrangements, and to transfer installments receivable as business requirements dictate. Our ongoing ability to access the available capacity will depend upon a number of factors, including the generation of additional customer receivables and the financial institution's willingness to continue to enter into these transactions.

        Under the terms of the Traditional Programs, we have transferred the receivables to the financial institutions with limited financial recourse to us. We can be required to repurchase the receivables under certain circumstances in case of specific defaults by us as set forth in the program terms. Potential recourse obligations are primarily related to the SVB arrangement that requires us to pay interest to the financial institution when the underlying customer has not paid by the installment due date. This recourse is limited to a maximum period of 90 days after the due date. The amount of outstanding installment receivables that has this potential recourse obligation is $63.3 million at June 30, 2008. This 90 day recourse obligation is recognized as interest expense as incurred and totaled $0.4 million, $0.7 million, and $0.4 million for the years ended June 30, 2008, 2007, and 2006, respectively. Otherwise, recourse generally results from circumstances in which we failed to perform requirements related to contracts with the customer. Other than the specific items noted above, the financial institutions bear the credit risk of the customers associated with the receivables the institution purchased.

        In the ordinary course of us acting as a servicing agent for receivables transferred to SVB, we regularly receive funds from customers that are processed and remitted onward to SVB. While in our possession, these cash receipts are contractually owned by SVB and are held by us on their behalf until remitted to the bank. Cash receipts held for the benefit of SVB recorded in our cash balances and current liabilities totaled $0.9 million and $2.8 million as of the end of fiscal 2008 and 2007, respectively. Such amounts are restricted from our use.

        In June 2008, we paid the outstanding amount under the Bank of America program at its carrying value of $2.7 million inclusive of a one percent pre-payment penalty.

Securitization of Accounts Receivable

        The securitization transactions in fiscal 2005 and 2007 described below include collateralized receivables whose value exceeds the related borrowings from the financial institutions. We received and retained collections on these securitized receivables after all borrowing and related costs were paid to the financial institution. The financial institutions' rights to repayment were limited to the payments received from the collateralized receivables. Both securitizations were paid off during fiscal 2008.

Fiscal 2005 Securitization

        On June 15, 2005, we securitized and transferred installment receivables (Fiscal 2005 Securitization) with a net carrying value of $71.9 million, and received cash proceeds of $43.8 million. This transfer did not meet the criteria for a sale and has been accounted for as a secured borrowing.

These borrowings were secured by collateralized receivables, and the debt and borrowing costs were repaid as the receivables were collected.

        In December 2007, we paid the outstanding amount of the Fiscal 2005 Securitization at its carrying value of $4.2 million, and future borrowings under this securitization are no longer available. Unamortized debt issuance costs totaling $0.1 million were charged to expense at that time. The payment resulted in a reclassification to accounts receivable of $7.2 million and to current installments receivable of $10.2 million from the current portion of collateralized receivables, and $9.8 million to non-current installment receivables from non-current collateralized receivables.

Fiscal 2007 Securitization

        On September 29, 2006, we entered into a three-year revolving securitization facility and securitized and transferred installment receivables (Fiscal 2007 Securitization) with a net carrying value of $32.1 million and received cash proceeds of $20.0 million. This transfer did not meet the criteria for a sale and has been accounted for as a secured borrowing. These borrowings were secured by collateralized receivables, and the debt and borrowing costs are repaid as the receivables were collected. We capitalized $1.1 million of debt issuance costs associated with this transaction, and these costs were recognized as interest expense using the effective interest method.

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

Credit Facility

        In January 2003 and through subsequent amendments, we executed a loan arrangement with SVB. This arrangement provides a line of credit of up to the lesser of (i) $25.0 million or (ii) 80% of eligible domestic receivables. The line of credit bears interest at the bank's prime rate (5.0% at June 30, 2008) plus 0.5%. If we maintain a $10.0 million compensating cash balance with the bank our unused line of credit fee will be 0.1875% per annum, otherwise it will be 0.375% per annum. The line of credit is collateralized by substantially all of our assets and we are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of June 30, 2008 we were not in compliance with certain requirements under the terms of the loan arrangement, and we have obtained waivers for such non-compliance. Furthermore, the terms of the loan arrangement restrict our ability to pay dividends, with the exception of dividends paid in common stock or preferred stock dividends in cash.

        On May 15, 2009, we executed an amendment to the loan arrangement that adjusted certain terms of covenants, including modifying the date we must provide monthly unaudited and annual audited financial statements to the bank and the maturity date of the credit loan, which was extended to November 15, 2009. As of June 30, 2008, there were $7.5 million in letters of credit outstanding under the lines of credit, and there was $16.2 million available for future borrowing.

Requirements

Capital Expenditures

        During fiscal 2008, investing activities used $9.8 million of cash primarily as a result of the expenditure of $5.4 million in assets to upgrade our financial reporting and management information system. We are not currently party to any material purchase contracts related to future capital expenditures.

        Management is currently working to enhance our information system and other related changes, which are being designed and implemented in part to remediate our material weaknesses and significant deficiencies in internal controls over financial reporting. Management currently believes that the costs for such remediation activities, a substantial portion of which are expected to be incurred to upgrade our existing financial applications, could be material.

Contractual obligations and requirements

        As described above, we have transferred receivables under our receivable sale facilities, and these transactions have been classified as collateralized receivables and secured borrowings for accounting purposes. Repayments of these borrowings are funded by the payments made by the customer either directly to the applicable financial institution or to us as agent, with no financial recourse to us. Accordingly, we do not have any contractual obligation to fund these payments, as the scheduled payments are not our obligation, and there are no financial guarantees issued in relation to these transactions. The table below excludes these transactions as we do not have a contractual payment obligation.

        Our contractual obligations at June 30, 2008 primarily consisted of operating leases for our headquarters and other facilities, sub-contractor purchase commitments, and other debt obligations. Other than these, there were no other commitments for capital or other expenditures. Our obligations related to these items at June 30, 2008 were as follows (in thousands):

	Payments due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual Cash Obligations:
Operating leases	53,556	13,065	18,991	12,566	8,934
Fixed fee royalty obligations	729	508	219	2	—
Contractual royalty obligations	12,945	6,577	5,306	1,062	—

Total contractual cash obligations	$67,230	$20,150	$24,516	$13,630	$8,934
Other Commercial Commitments:
U.S. Standby letters of credit	$7,485	$773	$2,212	$—	$4,500
International Standby letters of credit	840	350	—	—	490

Total commercial commitments	$8,325	$1,123	$2,212	$—	$4,990

        Total contractual future sublease rental income as of June 30, 2008 was $5.1 million, which is not included in the above table.

        On September 5, 2007, we entered into an additional sublease agreement related to our former office space in Cambridge, Massachusetts, effective October 1, 2007 for approximately 50,000 square feet that expires on September 30, 2012. As of March 31, 2009, we had multiple agreements that expire through 2012 to sublease approximately 54,697 square feet of space in our former office space in Cambridge. These sublease agreements represents $2.6 million of scheduled sublease payments not included in the above table.

        See Note 12 of the Notes to the Consolidated Financial Statements under the caption of "Operating Leases" for additional disclosure.

        The International Standby letters of credit consist of eight letters of credit issued to secure performance on Professional Services contracts and rental agreements. These letters were issued by National Westminister Bank in the UK and are secured by a lien on the assets of our UK subsidiary.

Income Taxes

        As of June 30, 2008, we had recorded $32.8 million for estimated tax liabilities including $24.8 million for estimated uncertain tax positions. The actual amounts incurred upon settlement of these estimated liabilities could be materially different than the estimates recorded, and the timing of potential settlement for the matters which comprise the estimated liability is not presently known.

Dividends

        In accordance with our charter, upon each conversion of shares of our Series D-1 or D-2 convertible preferred stock into common stock, we paid a cash dividend in the amount of the dividends accumulated with respect to those shares from their original issue date to the conversion date. We paid to the holders of those shares a total of $2.4 million upon the conversion of 30,000 shares of Series D-1 convertible preferred stock into 3,000,000 shares of common stock in May 2006 and an additional $27.4 million upon the conversion of the remaining 270,300 shares of Series D-1 convertible preferred stock into 27,030,000 shares of common stock in December 2006. We paid $6.6 million to the holder of our Series D-2 convertible preferred stock upon conversion of all of the 63,064 outstanding shares of such preferred stock into 6,306,400 shares of common stock in January 2007. Historically we have not paid dividends on our common stock and do not anticipate paying dividends in the future.

Inflation

        Inflation has not had a significant impact on our operating results to date and we do not expect inflation to have a significant impact during fiscal 2009.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS No. 157) which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. 157-2, "Effective Date of FASB Statement No 157" which permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In October 2008, the FASB issued FSP No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP SFAS No. 157-3). FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 for markets that are not active and provides an example to illustrate the key considerations in determining fair value when the market for a financial asset is not active. FSP SFAS No. 157-3 was effective upon being issued, including prior periods for which financial statements have not been issued. In April 2009, the FASB issued "FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP SFAS No. 157-4). FSP SFAS No. 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS

No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We will adopt SFAS No. 157 as of July 1, 2008. We are currently evaluating the effects, if any, that the adoption of SFAS No. 157 and the related FASB Staff Positions will have on the consolidated financial statements.

        In February 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value and provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Once an entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the statement of operations. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt the provisions of SFAS No. 159 as of July 1, 2008. We expect that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," (SFAS No. 141(R)) which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We expect that SFAS No. 141(R) will have an impact on accounting for business combinations once adopted but the effect is primarily dependent upon future acquisitions.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An amendment of Accounting Research Bulletin No. 51" (SFAS No. 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt the provisions of SFAS No. 160 as of July 1, 2009. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements as no minority interests are reported as of June 30, 2008.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—An amendment of FASB Statement No. 133" (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt the provisions of SFAS No. 161 as of July 1, 2009 and are currently evaluating the effects, if any, of SFAS No. 161 on the disclosures to the financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally

Accepted Accounting Principles." We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

        In May 2009 the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We will adopt SFAS No. 165 as of April 1, 2009. We have determined that the adoption of SFAS No. 165 will not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets" (SFAS 166). SFAS 166 removes the concept of a Qualified Special Purpose Entity from SFAS 140 and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt SFAS 166 in fiscal year 2011. We are currently evaluating the impact of adopting this standard on the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates. In order to manage the volatility to our more significant market risks, we enter into derivative financial instruments such as forward currency exchange contracts.

Foreign Currency Exposure

        Foreign currency risk arises primarily from transactions with customers in countries outside the U.S. relating to our installments receivable, and from subsidiaries owned and operated in foreign countries. We economically hedge our exposure to fluctuations in exchange rates, specifically those currencies in which we have foreign denominated installments receivable, through the use of forward foreign currency exchange contracts. Historically, it has been our practice to hedge virtually all of our material receivables denominated in foreign currencies for which forward contracts were feasible. However, beginning in late fiscal 2008 we revised this practice to hedge only the net exposure of foreign currencies. We measure net exposure as the difference between future cash inflows and future cash outflows in a particular currency.

        During fiscal 2008, our largest exposures to foreign exchange rates existed primarily with the Euro, British Pound Sterling, Canadian Dollar, and Japanese Yen against the U.S. dollar. Based on a sensitivity analysis of our existing forward contracts outstanding at June 30, 2008, a 10% appreciation of the U.S. dollar from the June 30, 2008 market rates would decrease the unrealized value of our forward contracts on our balance sheet by $2.0 million, while a 10% depreciation of the U.S. dollar would increase the unrealized value of forward contracts on our balance sheet by $2.0 million. However, such gains or losses on these contracts would ultimately be offset by the gains or losses on the revaluation or settlement of the underlying transactions. Furthermore, we do not anticipate any material adverse effect on our consolidated financial position, operating results or cash flows resulting from the use of these instruments. There can be no assurance, however, that these strategies will be effective or that transaction losses can be limited or forecasted accurately.

Investment Portfolio

        We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses as our investments consist primarily of money market accounts. At June 30, 2008, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Item 8.    Financial Statements and Supplementary Data.

        The following consolidated financial statements specified by this Item, together with the reports thereon of KPMG LLP and Deloitte & Touche LLP, are presented following Item 15 of this report:

  Financial Statements:

    Reports of Independent Registered Public Accounting Firms

    Consolidated Statements of Operations for the years ended June 30, 2008, 2007, and 2006

    Consolidated Balance Sheets at June 30, 2008 and 2007

    Consolidated Statements of Shareholders' Equity for the years ended June 30, 2008, 2007, and 2006

    Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007, and 2006

    Notes to Consolidated Financial Statements

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

        During the fiscal years ended June 30, 2006 and 2007 and through the subsequent interim period preceding such resignation, there was no disagreement between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Deloitte's satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its audit report. There were no "reportable events" as that term is described in Item 304(a) (1) (v) of Regulation S-K during the fiscal years ended June 30, 2006 and 2007 or the subsequent interim period through September 30, 2007, except for the material weaknesses in our internal control over financial reporting as of June 30, 2007 reported in Item 9A of the fiscal 2007 Form 10-K. Deloitte has not expressed any opinion on our internal control over financial reporting on any date subsequent to June 30, 2007.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of June 30, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of June 30, 2008, our internal control over financial reporting was not effective.

1) Inadequate and ineffective monitoring controls

        Management did not sufficiently monitor internal control over financial reporting, specifically:

  •
  we lacked a sufficient number of accounting, tax and finance professionals to perform adequate supervisory reviews and monitoring activities over financial reporting matters and controls;

  •
  we did not have sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training who could execute appropriate monitoring and review controls particularly in situations where transactions were complex or non-routine;

  •
  we did not have sufficient personnel to monitor the timely review of period-end account reconciliations to ensure appropriate and timely recording of required adjustments; and

  •
  we lacked a sufficient number of qualified professionals to monitor compliance with certain established policies and procedures related to our internal controls.

        This material weakness contributed to the additional material weaknesses discussed below.

2) Inadequate and ineffective controls over the periodic financial close process

        We did not have adequate controls in our financial close process that would provide reasonable assurance that financial statements could be prepared in accordance with GAAP. Specifically, we did not have: (a) properly designed or effectively operating reviews of manual journal entries; (b) properly designed review controls for the consolidation and accounting for intercompany activities including those denominated in foreign currencies; (c) effectively operating reconciliation or review controls to ensure the appropriate accounting for stock-based awards; and (d) appropriately designed system configuration controls to capture the relevant data or effectively operating review controls to appropriately calculate and present the statement of cash flows.

        This material weakness contributed to the restatement of our condensed consolidated balance sheet as of September 30, 2007 and statements of cash flows for the three months ended September 30, 2007 and 2006, and the notes related thereto. The nature of this error and its related impact was reported in our Form 10-Q/A dated February 19, 2009. Additionally, the material weakness resulted in material post-closing adjustments reflected in the financial statements for the year ended June 30, 2008. These adjustments resulted in changes to assets, liabilities, stockholders' equity, revenue and expenses.

3) Inadequate and ineffective controls over income tax accounting and disclosure

        We did not have adequate design or operation of controls that provide reasonable assurance that the accounting for income taxes and related disclosures were prepared in accordance with GAAP. Specifically, we did not have sufficient staffing and technical expertise in the tax function to provide adequate review and control with respect to the (a) foreign subsidiary tax provisions and related accruals (b) complete and accurate recording of deferred tax assets and liabilities due to differences in accounting treatment for book and tax purposes; and (c) complete and accurate recording of income tax accounting entries and corresponding tax provisions and accruals.

        This material weakness contributed to material post-closing adjustments which have been reflected in the financial statements for the year ended June 30, 2008. These adjustments resulted in changes in deferred income tax assets and liabilities, accrued tax liability, income tax expense, retained earnings and related disclosures.

4) Inadequate and ineffective controls over the recognition of revenue

        We did not have adequate controls that provided reasonable assurance that revenue was recorded in accordance with GAAP. Specifically, we did not have: (a) appropriately designed or effectively operating review controls by individuals with adequate technical expertise to ensure that non-routine revenue arrangements were properly accounted for; (b) review controls performed by individuals with appropriate technical expertise to ensure that multiple-element arrangements, where services were bundled or essential to the functionality of the license, were properly accounted for; (c) appropriately documented revenue recognition policies and procedures or sufficient review controls over professional services revenue, especially for fixed price services arrangements, to ensure appropriate revenue recognition; (d) effectively designed or operating review controls to ensure that creditworthiness of customers was consistently assessed and documented, as we lacked formal policies; (e) appropriately designed and effectively operating reconciliation and review controls to ensure that appropriate customer discount rates were used to calculate the present value of license contracts with extended payment terms; (f) appropriately designed system configuration controls or effectively operating review and reconciliation controls to ensure that reports generated from our information systems could be relied upon for the purpose of recording revenue transactions in accordance with GAAP; and (g) appropriately designed system configuration controls or effectively operating review controls to ensure that the delivery criterion was met for license transactions prior to being recognized as revenue.

        This material weakness resulted in material post closing adjustments which have been reflected in the financial statements for the year ended June 30, 2008 and contributed to the delinquency with our filings. These adjustments caused changes in revenue, accounts receivable, unbilled services, and deferred revenue.

5) Inadequate and ineffective controls over the accounts receivable function

        We did not have adequate controls to provide reasonable assurance that accounts receivable ledgers were properly maintained and valuation adjustments were properly recognized. Specifically, we did not have (a) appropriately designed configuration controls within our financial systems or effectively operating reconciliation or review controls to ensure that accurate and complete information was captured and reviewed to record sufficient provisions for doubtful accounts; (b) effectively operating reviews of credits and adjustments for sales and withholding taxes to ensure these items were accounted for in accordance with GAAP; and (c) effectively operating reconciliation or review controls over professional services delivered but not billed to ensure appropriate presentation in the balance sheet.

        This material weakness resulted in material post closing adjustments which have been reflected in the financial statements for the year ended June 30, 2008. These adjustments caused changes in the valuation of accounts and installments receivable, collateralized receivables, secured borrowing, accrued expenses, unbilled revenue, expenses and interest income.

        KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of June 30, 2008. This report appears below.

Changes in Internal Control Over Financial Reporting

        As previously reported in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2007 and in Item 4 of our reports on Form 10-Q for the periods ended September 30, 2007, December 31, 2007 and March 31. 2008, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). As a result of those material weaknesses in our internal control over financial reporting, our principal financial officer concluded that our internal controls over financial reporting were not effective as of June 30, 2007. Those material weaknesses included the following:

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

        During the quarter ended June 30, 2008, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably like to materially affect, our internal control over financial reporting.

Remediation Efforts

        We determined that the following material weakness (reported in our 2007 Form 10-K) was remediated as of June 30, 2008:

  •
  Inadequate and ineffective controls over the accounting for transfers of customer installment and accounts receivables under receivable sale facilities.

        The remediation effort included educating the appropriate members of our management team on the relevant authoritative accounting guidance which allowed management to perform effective reviews of such transactions. We appropriately accounted for transfers occurring during the fiscal year ended June 30, 2008 as secured borrowings.

Remediation Plans

        Management, in coordination with the input, oversight and support of our Audit Committee, has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. We began implementing certain of these measures prior to the filing of this Form 10-K but changes made to our internal controls have not yet been in place for a sufficient time to have had a significant effect. We are continuing to develop our remediation plans and implement additional measures during fiscal 2009 and into fiscal 2010 and we have sufficient committed financial resources to fund these activities.

  In order to improve monitoring controls we intend to:

  •
  Continue our efforts to retain and recruit qualified finance professionals necessary to properly maintain and control our financial reporting;

  •
  Continue to assess training requirements, adequacy and expertise of the finance, tax and accounting staff on a global basis;

  •
  Further enhance procedures to help ensure that the proper accounting for all complex, non-routine transactions is researched, detailed in memoranda and reviewed by senior management on a timely basis prior to recording; and

  •
  Ensure that our finance resources are familiarized with policies and procedures to effectively monitor compliance.

  In order to improve controls over the periodic financial close process, we intend to:

  •
  Complete the upgrade of our existing financial applications, which is designed to streamline the capturing of relevant data, improve the general ledger and entity account level reporting structures and enhance the information query and reporting capability for the consolidated books worldwide;

  •
  Further improve the periodic financial close process through the use of a detailed financial close plan and enhanced and more timely review of manual journal entries, account reconciliations, estimates and judgments and consolidation schedules;

  •
  Assess the adequacy of the systems and procedures used to track and account for stock-based awards;

  •
  Continue to simplify the legal entity structure and the ways in which we do business; and

  •
  Further enhance procedures to help ensure that cash flows used or provided from operating, investing and financing activities used to compile the cash flow statement are calculated accurately.

  In order to improve controls over income tax accounting and disclosure, we intend to:

  •
  Increase the number of technically competent staff and/or increase the use of outside tax advisors with specialized corporate and international tax expertise to provide adequate and timely review and control;

  •
  Enhance our policies and procedures for determining, documenting and calculating deferred tax assets and liabilities; and

  •
  Enhance our policies and procedures for determining, documenting and calculating tax provisions in accordance with the applicable tax code and the determination of income tax accruals including stock-based compensation, tax credits, NOL carry forwards and limitations thereto as defined under section 382 of the Internal Revenue Code of 1986, as amended or other pertinent sections of such Code or those of foreign jurisdictions.

  In order to improve controls over the recognition of revenue, we intend to:

  •
  Standardize software product offerings where it is possible to reduce the complexity and ambiguity of license revenue recognition;

  •
  Enhance license revenue presales review to accelerate revenue determination;

  •
  Develop a uniform contract template to simplify the contract structure, restrict the number of modifications permitted to the standard contract terms, and reduce the number of arrangements with customers;

  •
  Enhance the quality and timeliness of our review and reconciliation of all revenue to help ensure that revenue is recognized accurately, completely and in an appropriate period;

  •
  Enhance review procedures for contracts containing both license and service elements;

  •
  Enhance the quality and timeliness of our review procedures to ensure all components of a customer order are delivered on a timely basis and are useable by the customer;

  •
  Improve procedures to identify and monitor customers who are approved on a pre-payment basis and ensure the underlying revenue transactions are accurately accounted for;

  •
  Enhance the process used to determine the estimated discount rate for the present value of license contracts with extended payment terms;

  •
  Enhance revenue recognition procedures for professional services, including formalizing review of revenue recognition and estimated total costs for fixed price consulting services projects;

  •
  Enhance the customer master file set-up maintenance procedure to include approval, establishment and review of customer credit limit and class; and

  •
  Enhance the scope and tracking of training on revenue recognition for our sales and services organizations, executive management, regional finance, and accounting and operations personnel.

        In order to improve controls over the accounts receivable function, we intend to:

  •
  Enhance the quality and timeliness of our procedures for the review and approval of customer credit memos and adjustments including a monthly reconciliation of authorized amounts to actual credits and adjustments recorded;

  •
  Increase the level, frequency and timeliness of review of professional services projects with unbilled and unearned balances to ensure that amounts recorded as unbilled services or deferred revenue are valid and accurate and provisions for uncollectible amounts are sufficient; and

  •
  Increase the level and frequency of review of past due accounts and related installments in the accounts receivable aging on a global basis.

        If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures including the use of qualified external consultants and management detailed reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts as well as to complete the significant backlog of work required for us to become current with our SEC filings. While our Audit Committee and Board of Directors have been supportive of our efforts by supporting the hiring of various individuals in finance, treasury, tax and internal audit as well as funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we can not recruit and retain more qualified professionals. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described in "Item 1A. Risk Factors—In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to effectively remedy the material weaknesses identified as of June 30, 2008 could result in material misstatements in our financial statements" in Part I of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aspen Technology, Inc.:

        We have audited Aspen Technology, Inc.'s and subsidiaries (the "Company") internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

  •
  Inadequate and ineffective monitoring controls;

  •
  Inadequate and ineffective controls over the periodic financial close process;

  •
  Inadequate and ineffective controls over income tax accounting and disclosure;

  •
  Inadequate and ineffective controls over the recognition of revenue; and

  •
  Inadequate and ineffective controls over the accounts receivable function.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2008 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for the year then ended. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated June 30, 2009, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

(signed) KPMG LLP

Boston, Massachusetts
June 30, 2009

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Executive Officers and Directors

        The following table sets forth information regarding our executive officers and directors, including their ages, as of June 16, 2009:

Mark E. Fusco President, Chief Executive Officer, and Director	Mr. Fusco has served as our President and Chief Executive Officer since January 2005 and as one of our directors since 2003. Mr. Fusco served as president and chief operating officer of Ajilon Consulting, an information technology consulting firm, from May 2002 to January 2005, and as executive vice president of Ajilon Consulting from 1999 to 2002. Mr. Fusco was a co-founder of Software Quality Partners, an information technology consulting firm specializing in software quality assurance and testing that was acquired by Ajilon Consulting in 1999, and served as president of Software Quality Partners from 1994 to 1999. From 1994 to 1999, Mr. Fusco also served as president of Analysis and Computer Systems, Inc., a producer of simulation and test equipment for digital communications in the defense industry. Mr. Fusco was a professional ice hockey player for the Hartford Whalers of the National Hockey League, and was a member of the 1984 U.S. Olympic ice hockey team. He holds a B.A. in Economics from Harvard College and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Fusco is 48 years old.
Antonio J. Pietri Executive Vice President, Field Operations

Mr. Pietri has served as our Executive Vice President, Field Operations since July 2007. Mr. Pietri served as our Senior Vice President and Managing Director for the APAC Region from 2002 to June 2007 and held various other positions with our company from 1996 until 2002. From 1992 to 1996, he was at Setpoint Systems, Inc., which we acquired, and before that he worked at ABB Simcon and AECTRA Refining and Marketing, Inc. He holds an M.B.A. from the University of Houston and a B.S. in Chemical Engineering from the University of Tulsa. Mr. Pietri is 43 years old.

Frederic G. Hammond Senior Vice President, General Counsel and Secretary

Mr. Hammond has served as our Senior Vice President, General Counsel and Secretary since July 2005. From February to June 2005, Mr. Hammond was a partner at the law firm of Hinckley, Allen & Snyder LLP in Boston, Massachusetts. From 1999 through August 2004, Mr. Hammond served as vice president, business affairs and general counsel of Gomez Advisors, Inc., a performance management and benchmarking technology services firm. From 1992 to 1999, Mr. Hammond served as general counsel of Avid Technology, Inc., a provider of digital media creation, management and distribution solutions. Prior to 1992, Mr. Hammond was an attorney with the law firm of Ropes & Gray LLP in Boston, Massachusetts. He holds a B.A. from Yale College and a J.D. from Boston College Law School. Mr. Hammond is 49 years old.

Manolis E. Kotzabasakis Senior Vice President, Sales and Strategy

Mr. Kotzabasakis has served as our Senior Vice President, Sales and Strategy since July 2007. Mr. Kotzabasakis served as our Senior Vice President, Worldwide Sales and Business Development from January 2005 to June 2007, Senior Vice President, Marketing and Strategy from July 2004 to December 2004, Senior Vice President, Engineering Business Unit from September 2002 to June 2004, Vice President of our Aspen Engineering Suite of Products, Research and Development from 1998 to 2002 and Director of our Advanced Process Design Group from 1997 to 1998. He holds a B.Sc. in Chemical Engineering from the National Technical University of Athens and a M.Sc. and Ph.D. in Chemical Engineering from the University of Manchester Institute of Science and Technology. Mr. Kotzabasakis is 49 years old.

Blair F. Wheeler Senior Vice President, Marketing

Mr. Wheeler has served as our Senior Vice President, Marketing since February 2005. From 2000 to January 2005, Mr. Wheeler served as vice president, marketing of Relicore, Inc., a provider of enterprise information technology infrastructure management software that he co-founded. From 1998 to 2000, Mr. Wheeler served as vice president, business development for Webline Communications Corp., an Internet communications infrastructure and applications company that was acquired by Cisco Systems, Inc. in 1999. From 1993 to 1998, Mr. Wheeler was head of product marketing and business development for the broadcast products division of Avid Technology, Inc., a provider of digital media creation, management and distribution solutions. Mr. Wheeler was also previously a management consultant with The Boston Consulting Group and a geologist for Amoco Production Company International. He holds a B.S. in Geology and Geophysics from Yale College and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Wheeler is 50 years old.

Donald P. Casey Director

Mr. Casey has served as one of our directors since 2004. Since 2001, Mr. Casey has been an information strategy and operations consultant to technology and financial services companies. From 2000 to 2001, Mr. Casey served as president and chief operating officer of Exodus Communications, Inc., an Internet infrastructure services provider. From 1991 to 1999, Mr. Casey served as chief technology officer and president of Wang Global, Inc. Mr. Casey previously held executive management positions at Lotus Development Corporation, Apple Computer, Inc. and International Business Machines Corporation. He holds a B.S. in Mathematics from St. Francis College. Mr. Casey is 63 years old.

Gary E. Haroian Director

Mr. Haroian has served as one of our directors since 2003. Since 2002, Mr. Haroian has been a consultant to emerging technology companies. From 2000 to 2002, Mr. Haroian served in various positions, including as chief financial officer, chief operating officer and chief executive officer, at Bowstreet, Inc., a provider of software application tools. From 1997 to 2000, Mr. Haroian served as senior vice president of finance and administration and chief financial officer of Concord Communications, Inc., a network management software company. From 1983 to 1996, Mr. Haroian served in various positions, including chief financial officer, president, chief operating officer and chief executive officer, at Stratus Computer, Inc., a provider of continuous availability solutions. He serves as a director of Embarcadero Technologies,  Inc., a provider of data lifecycle management solutions, Lightbridge, Inc., a provider of transaction and payment processing services, Network Engines, Inc., a provider of server appliance software solutions and Phase Forward Incorporated, a provider of clinical trials and drug safety software. He is a Certified Public Accountant and holds a B.S. in Economics and Accounting from the University of Massachusetts Amherst. Mr. Haroian is 57 years old.

Stephen M. Jennings Director

Mr. Jennings has served as Chairman of the Board since January 2005 and as one of our directors since 2000. Mr. Jennings has been a director of The Monitor Group, a strategy consulting firm, since 1996. He also serves as a director of LTX Corporation, a semiconductor test equipment manufacturer. He holds a B.A. in Economics from Dartmouth College and an M.A. (Oxon) from Oxford University, where he studied Philosophy, Politics and Economics as a Marshall Scholar. Mr. Jennings is 48 years old.

Joan C. McArdle Director

Ms. McArdle has served as one of our directors since 1994. Ms. McArdle has served as a senior vice president of Massachusetts Capital Resource Company, an investment company, since 2001, and served as a vice president of Massachusetts Capital Resource Company from 1985 to 2001. She holds an A.B. in English from Smith College. Ms. McArdle is 57 years old.

David M. McKenna Director

Mr. McKenna has served as one of our directors since 2006. Mr. McKenna has been a partner of Advent International since 2003 and held various other positions at Advent International from 1992 to 2000. Mr. McKenna was a principal at Bain Capital from 2000 to 2003. From 1992 to 2000, Mr. McKenna held various positions with Advent International. He holds a B.A. in English from Dartmouth College. Mr. McKenna is 41 years old.

Michael Pehl Director

Mr. Pehl has served as one of our directors since 2003. Mr. Pehl has been a partner of North Bridge Growth Equity, an early-stage venture capital fund, since February 2007. Before joining North Bridge, Mr. Pehl was an operating partner of Advent International Corporation, a venture private equity firm, from 2001 to December 2006. From 1999 to 2000, Mr. Pehl held various positions, including president, chief operating officer and director, at Razorfish, Inc., a strategic, creative and technology solutions provider for digital businesses. From 1996 to 1999, Mr. Pehl was chairman and chief executive officer of International Integration, Inc. (i-Cube), which was acquired by Razorfish, Inc. Prior to joining i-Cube, Mr. Pehl was a founder of International Consulting Solutions, Inc., an SAP implementation and business process consulting firm. Mr. Pehl is 47 years old.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. These executive officers, directors and greater than 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such forms furnished to us and written representations that no other reports were required, during fiscal 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Business Conduct and Ethics

        We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We have posted a copy of the code of business conduct and ethics in the corporate governance section of our website, www.aspentech.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, our code by posting such information on our website.

Audit Committee

        Our board of directors has a separately designated standing audit committee in accordance with Section 3(a) (58) (A) of the Exchange Act. The responsibilities of the audit committee include:

  •
  appointing, approving the compensation of, and overseeing the independence of our independent registered public accounting firm;

  •
  oversight of our independent registered public accounting firm, including the receipt and consideration of reports from such firm;

  •
  reviewing and discussing our audited financial statements and related disclosures with management and our independent registered public accounting firm;

  •
  coordination of the board's oversight of our internal accounting controls for financial reporting and our disclosure controls and procedures, as well as the administration of our code of business conduct and ethics;

  •
  overseeing our internal audit function;

  •
  establishing policies for the receipt, retention and treatment of complaints and concerns regarding accounting, internal accounting controls or auditing matters;

  •
  meeting independently with members of our internal auditing staff and our independent registered public accounting firm; and

  •
  preparing the audit committee report required by SEC rules.

        The members of the audit committee are Donald Casey, Gary Haroian and Joan McArdle. The board of directors has determined that all the members of the audit committee are independent directors as defined under applicable NASDAQ rules, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The board of directors has determined that Mr. Haroian is an "audit committee financial expert" as defined in applicable SEC rules. The audit committee met 52 times during fiscal 2008, either in person or by teleconference. Each member attended at least 75% of the meetings held by the audit committee in fiscal 2008.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        The compensation committee of our board of directors oversees our executive compensation program. In this role, the compensation committee is responsible for determining compensation of our executive officers for each fiscal year.

Objectives and Philosophy of Our Executive Compensation Program

        AspenTech has a total compensation philosophy designed to provide compensation that is linked to performance, competitive with other companies in the markets in which we compete, perceived to be fair and equitable, and that can be sustained in all business environments. The compensation policies established by the compensation committee have been designed to link executive compensation to the attainment of specific performance goals and to align the interests of executive officers with those of our stockholders. The policies are also designed to allow us to attract and retain senior executives critical to our long-term success by providing competitive compensation packages and recognizing and rewarding individual contributions, to ensure that executive compensation is aligned with corporate strategies and business objectives, and to promote the achievement of key strategic and financial performance measures.

        To achieve these objectives, the compensation committee evaluates our executive compensation program with the goal of setting compensation at levels the compensation committee believes are competitive with those of other companies in our industry and regions that compete with us for executive talent. In addition, our executive compensation program ties a substantial portion of each executive's overall compensation to key strategic, financial and operational goals such as growth and penetration of customer base and financial and operational performance, as measured by metrics such as revenue and profitability. We also provide a portion of our executive compensation in the form of stock options and restricted stock units that vest over time, which we believe helps to retain our executives and aligns their interests with those of our stockholders by allowing the executives to participate in the longer term success of our company through stock price appreciation.

        In making compensation decisions, the compensation committee reviewed information on practices, programs and compensation levels implemented by publicly traded software companies. This peer group consists of companies the compensation committee believes are generally comparable to our company and against which the compensation committee believes we compete for executive talent. The composition of the peer group is reviewed and updated periodically by the compensation committee. The companies included in this peer group as of June 30, 2008 were:

Agile Software Corporation
ANSYS, Inc.
Epicor Software Corporation
i2 Technologies, Inc.
Informatica Corporation
JDA Software Group, Inc.
Lawson Software, Inc.
Manhattan Associates, Inc.
Mentor Graphics Corporation
Parametric Technology Corporation
Progress Software Corporation
QAD Inc.
TIBCO Software Inc.
webMethods, Inc.

        In fiscal 2008, we did not engage any compensation consultants in determining or recommending the amount or form of executive or director compensation.

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

  Base Salary

        We establish base salaries at competitive market rates to attract and retain the caliber of talent necessary for our success. Base salary is used to recognize the performance, skills, knowledge, experience and responsibilities required of all our employees, including our executive officers. When establishing base salaries of our executive officers for fiscal 2009 and 2008, the compensation committee considered the survey data of compensation in the peer group, as well as a variety of other factors, including the experience and performance of the executive, the scope of the executive's responsibility, and the base salary of the executive at his prior employment, where applicable. Generally, we believe that our executives' base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

        The compensation committee reviews the base salaries of our executive officers at least annually, and adjusts base salaries from time-to-time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

  Annual Cash Bonus

        We have two annual incentive bonus plans for our executives: the Executive Annual Incentive Bonus Plan, which we refer to below as the Executive Plan, and the Operations Executives Plan, which we refer to as the Operations Plan. The participants in the Executive Plan consist of our chief executive officer and the executives reporting directly to our chief executive officer, except for executives who participate in the Operations Plan. Each of our named executive officers participated in the Executive Plan for fiscal 2008, except for Mr. Kotzabasakis, who participated in the Operations Plan. For fiscal 2009, Messrs. Fusco, Pietri and Hammond are participating in the Executive Plan and Mr. Kotzabasakis is participating in the Operations Plan.

  Executive Plan

        Amounts earned under the executive bonus plan are payable in cash and directly tied to achievement of corporate financial targets and attainment of individual performance goals.

        Amounts payable under the Executive Plan are based in part on meeting corporate operating income targets. The corporate operating income component was weighted at 60% to 70% of the overall bonus for both fiscal 2009 and 2008, and measures the extent to which we achieve a corporate operating income target amount. For both fiscal 2009 and 2008, the Executive Plan includes both a minimum operating income threshold of 80% of the target amount, which must be met in order for any bonus to be paid under the Executive Plan, and a maximum operating income threshold, above which no additional bonus would be earned. Amounts payable under the Executive Plan correspond to the applicable executive's base salary, with those with broader scope typically being compensated at a higher level. The annual corporate operating income target is contained in the business plan adopted by the board of directors. Bonuses attributable to the corporate operating income component are paid annually.

        Amounts payable under the Executive Plan are also based in part on whether an individual met specific performance goals. Individual objectives were weighted at 30% to 40% for both fiscal 2009 and 2008, and measures the extent to which an individual achieved performance objectives established specifically for that executive officer. The performance objectives are necessarily tied to the particular functional responsibilities of the individual, and his performance in fulfilling those responsibilities.

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

        Amounts payable under the Operations Plan are based in part on meeting corporate operating income targets and specific individual performance goals. Bonuses attributable to these components are paid annually.

        The corporate operating income component was weighted at 20% of the overall bonus for both fiscal 2009 and 2008, and measures the extent to which we achieve a corporate operating income target amount. For both fiscal years, the plan includes both a minimum operating income threshold of 80% of the target amount, which was required to be met in order for any bonus to be paid under the Operations Plan, and a maximum operating income threshold, above which no additional bonus would be earned.

        Individual objectives were weighted at 5% for both fiscal 2009 and 2008, and measure the extent to which an individual achieved performance objectives established specifically for that executive officer. Payments based on this component were capped at the executive officers' respective target bonus amounts. The performance objectives are necessarily tied to the particular functional responsibilities of the individual and his performance in fulfilling those responsibilities.

        The regional performance component was weighted at 75% of the overall bonus for both fiscal 2009 and fiscal 2008, and measures the extent to which we achieved performance objectives for the region(s) for which the executive is responsible. Bonuses attributable to the regional performance component are paid as quarterly commissions based on quarterly regional or consolidated financial results.

        The compensation committee approves the performance goals for each executive, the weighting of various goals for each executive, and the formula for determining potential bonus amounts based on achievement of those goals. Our chief executive officer was responsible for developing, and assessing compliance with, the individual performance goals for each executive participating in the Operations Plan for fiscal 2008. In fiscal 2009, our chief executive officer and the executive vice president for field operations are responsible for developing, and assessing compliance with, the individual performance goals for each executive participating in the Operations Plan. The threshold level for being awarded a bonus pursuant to the Operations Plan can be characterized as demanding, while the maximum goal contemplates compliance with challenging requirements.

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

        In October 2006, the compensation committee approved grants to named executive officers of restricted stock units that would vest, subject to our achieving specified performance goals in the fiscal year ending June 30, 2007, as to 25% upon announcement of our earnings for fiscal 2007, with the balance vesting in twelve equal quarterly installments thereafter. Additionally, in October 2006, the compensation committee granted to named executive officers stock options having an exercise price of $10.42 per share of common stock and vesting in sixteen quarterly installments. In approving these grants, the compensation committee considered each named executive officer's level of responsibility within our company, the individual performance of the officer and competitive industry practice, as indicated by market data for companies that the compensation committee identified as being comparable.

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

  Severance and Change-in-Control Benefits

        Pursuant to executive retention agreements we have entered into with each of our named executive officers and to the provisions of our option agreements, those executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of our company. We have provided more detailed information about these benefits, along with estimates of value under various circumstances, in the table below under "Potential Payments Upon Termination or Change in Control."

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

  Tax and Accounting Considerations

        IRC Section 162(m) generally disallows a tax deduction to a publicly traded company for certain compensation in excess of $1,000,000 paid to our chief executive officer and our four other most highly compensated executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met.

        We periodically review the potential consequences of IRC Section 162(m), and we generally intend to structure the performance-based portion of our executive compensation, where feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. The compensation committee in its judgment may, however, authorize compensation payments that do not comply with the exemptions in IRC Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Potential Payments Upon Termination or Change in Control

        On December 7, 2004, we entered into an employment agreement with Mark E. Fusco, pursuant to which Mr. Fusco agreed to serve as our President and Chief Executive Officer. Under this agreement, in the event of termination of Mr. Fusco's employment (other than for the reasons set forth below), including termination of his employment after a change in control (as defined below) or termination of employment by Mr. Fusco for "good reason" (which includes constructive termination, relocation, or reduction in salary or benefits), Mr. Fusco will be entitled to a lump sum severance payment equal to two times the sum of:

  •
  the amount of Mr. Fusco's annual base salary in effect immediately prior to notice of termination (or in the event of termination after a change in control, then the amount of his annual base salary in effect immediately prior to the change in control, if higher); and

  •
  the amount of the average of the annual bonuses paid to Mr. Fusco for the three years (or the number of years employed, if less) immediately preceding the notice of termination (or in the event of termination after a change in control, then the amount of the average annual bonuses paid to Mr. Fusco for the three years [or the number of years employed, if less] immediately prior to the change in control, if higher) or the occurrence of a change in control, as the case may be.

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

        Mr. Fusco's employment agreement provides that the payments received by him relating to termination of his employment will be increased in the event that these payments would subject him to excise tax as a parachute payment under IRC Section 4999. The increase would be equal to an amount necessary for Mr. Fusco to receive, after payment of such tax, cash in an amount equal to the amount he would have received in the absence of such tax. However, the increased payment will not be made if the total severance payment, if so increased, would not exceed 110% of the highest amount that could be paid without causing an imposition of the excise tax. In that event, in lieu of an increased payment, the total severance payment will be reduced to such reduced amount. We have indemnified Mr. Fusco for the amount of any penalty applicable to any payments Mr. Fusco receives from us as a result of his termination that are imposed by IRC Section 409A.

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

  •
  a change in control occurs of a nature that we would be required to report on a current report on Form 8-K or pursuant to Item 6(e) of Schedule 14A of Regulation 14A or any similar item, schedule or form under the Exchange Act, as in effect at the time of the change, whether or not we are then subject to such reporting requirement, including our merger or consolidation with any other corporation, other than:

  •
  a merger or consolidation where (1) our voting securities outstanding immediately prior to such transaction continue to represent 51% or more of the combined voting power of the voting securities of the surviving or resulting entity outstanding immediately after such transaction, and (2) our directors immediately prior to such merger or consolidation continue to constitute more than two-thirds of the membership of the board of directors of the surviving or combined entity following such transaction; or

  •
  a merger or consolidation effected to implement our recapitalization (or similar transaction) in which no person or entity acquires 25% or more of the combined voting power of our then outstanding securities; or

  •
  our stockholders approve a plan of complete liquidation or an agreement for the sale or disposition of all or substantially all of our assets (or any transaction having a similar effect).

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

        On October 28, 2005, we entered into an amendment to our employment agreement with Mr. Fusco. This amendment provides that in the event Mr. Fusco becomes entitled, on the terms and conditions set forth in the employment agreement, to receive a severance payment upon termination of his employment, such a payment must be made within 30 days after the Date of Termination (as defined in the employment agreement). Notwithstanding the foregoing, if the severance payment will constitute "nonqualified deferred compensation" subject to the provisions of IRC Section 409A, then the payment instead will be due within 15 days after the earlier of (i) the expiration of six months and one day following the Date of Termination or (ii) Mr. Fusco's death following the Date of Termination. Mr. Fusco's agreement was amended and restated on October 3, 2007 to comply with the applicable provisions of IRC Section 409A.

        On September 26, 2006, we entered into executive retention agreements with the following executive officers: Bradley T. Miller, our Senior Vice President and Chief Financial Officer; Antonio J. Pietri, our Executive Vice President of Field Operations; Manolis E. Kotzabasakis, our Senior Vice President, Sales and Strategy; and Frederic G. Hammond, our Senior Vice President, General Counsel, and Secretary; each of whom we refer to as a specified executive.

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

        Each executive retention agreement provides that the total payments received by the specified executive relating to termination of his employment will be reduced to an amount equal to the highest amount that could be paid to the specified executive without subjecting such payment to excise tax as a parachute payment under IRC Section 409A, provided that no reduction shall be made if the amount by which these payments are reduced exceeds 110% of the value of any additional taxes that the specified executive would incur if the total payments were not reduced.

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

  •
  "cause" means (a) the willful and continued failure by a specified executive to substantially perform his duties for us after delivery by the board of a written demand for performance (other than any such failure resulting from the executive's incapacity due to physical or mental illness, or any such failure after the executive gives us notice of termination for good reason), and a failure by the specified executive to cure the performance failure within 30 days; or (b) the willful engaging by the specified executive in gross misconduct that is demonstrably and materially injurious to us; and

  •
  "good reason" means constructive termination of the specified executive, relocation, a reduction in the specified executive's salary or benefits, our breach of any employment agreement with the specified executive or our failure to pay benefits when due.

        Each executive retention agreement terminates on the earliest to occur of (a) July 31, 2009, (b) the first anniversary of a change in control, and (c) our payment of all amounts due to the specified executive following a change in control. Each agreement is subject to automatic renewal on August 1 of each year, unless we give notice of termination at least seven days prior to the renewal date.

        The following table sets forth estimated compensation that would have been payable to each of these officers as severance or upon a change in control of our company under three alternative scenarios, assuming the termination triggering severance payments or a change in control took place on June 30, 2008:

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Cash Payment ($)(1)	Accelerated Vesting of Stock Options ($)(2)	Accelerated Vesting of Restricted Stock Units ($)(3)	Welfare Benefits ($)(4)	Total ($)
Mark E. Fusco
• Termination without cause or with good reason prior to change in control	$2,302,032	—	—	$37,216	$2,339,248
• Change in control only	—	—	—	—	—
• Change in control with termination without cause or with good reason	2,302,032	$2,430,313	$748,125	37,216	5,517,686
Bradley T. Miller
• Termination without cause or with good reason prior to change in control(5)	476,016	—	—	18,608	494,624
• Change in control only	—	—	—	—	—
• Change in control with termination without cause or with good reason	476,016	162,000	254,363	18,608	910,987
Antonio J. Pietri	—	—	—	—	—
• Termination without cause or with good reason prior to change in control	551,016	—	—	18,608	569,624
• Change in control only	—	—	—	—	—
• Change in control with termination without cause or with good reason	551,016	178,900	74,813	18,608	823,337
Manolis E. Kotzabasakis	—	—	—	—	—
• Termination without cause or with good reason prior to change in control	481,016	—	—	18,608	499,624
• Change in control only	—	—	—	—	—
• Change in control with termination without cause or with good reason	481,016	264,868	89,775	18,608	854,267
Frederic G. Hammond	—	—	—	—	—
• Termination without cause or with good reason prior to change in control	391,016	—	—	18,186	409,202
• Change in control only	—	—	—	—	—
• Change in control with termination without cause or with good reason	391,016	370,118	89,775	18,186	869,095

(1)
Amounts shown reflect payments based on salary and bonus as well as payment of estimated cost of life, disability and accident insurance benefits during the agreement period.

(2)
Amounts shown represent the value of stock options upon the applicable triggering event described in the first column. The value of stock options is based on the difference between the exercise price of the options and $13.30, which was the closing price of the common stock on The Pink OTC Markets, Inc. on the last trading day of fiscal 2008, June 30, 2008.

(3)
Amounts shown represent the value of restricted stock units upon the applicable triggering event described in the first column, based on the closing price of the common stock on The Pink OTC Markets, Inc. on the last trading day of fiscal 2008, June 30, 2008.

(4)
Amounts shown represent the estimated cost of providing employment-related benefits during the agreement period.

(5)
Mr. Miller stepped down during the third quarter of fiscal 2009, and he was paid in accordance with his retention agreement: $300,000 based on annual salary; $131,250 for a pro-rated portion of the fiscal 2009 target bonus; $38,380 in vacation benefits; and $15,556 in health care benefits.

Compensation Committee Report

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

COMPENSATION COMMITTEE
Donald P. Casey Stephen M. Jennings

EXECUTIVE COMPENSATION

Executive Compensation Tables

  Summary Compensation

        The following table summarizes information regarding compensation earned during the last three fiscal years by the named executive officers, who consist of Mark Fusco, our Chief Executive Officer throughout fiscal 2008, and our four other most highly compensated executive officers in fiscal 2008.

        Bradley Miller, one of the named executive officers, stepped down from his position with us in February 2009. We have initiated a search for a new Chief Financial Officer. During the transition period from February 2009 until our appointment of a new Chief Financial Officer, Mr. Fusco is fulfilling the functions of our Principal Financial Officer and Principal Accounting Officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Mark E. Fusco	2008	$500,000	$—	$236,520	$1,460,695	$420,000	$3,305	$2,620,520
President and Chief	2007	450,000	11,250	414,508	1,380,267	838,750	2,250	3,097,025
Executive Officer	2006	400,000	—	—	1,079,717	900,000	4,250	2,383,967
Bradley T. Miller	2008	300,000	—	173,750		151,813	4,332	629,895
Senior Vice President and	2007	215,769	—	140,933	113,444	209,668	2,922	682,736
Chief Financial Officer
Antonio J. Pietri	2008	275,000	—	23,652	141,864	275,000	302,281	1,017,797
Executive Vice President,
Field Operations
Manolis E. Kotzabasakis	2008	250,000	—	28,382	192,100	224,990	24,370	719,842
Senior Vice President,	2007	250,000	—	49,741	410,157	239,015	3,885	952,798
Sales and Strategy	2006	230,000	—	—	371,179	169,730	3,429	774,338
Frederic G. Hammond	2008	250,000	—	28,382	246,904	140,000	2,808	668,094
Senior Vice President,
General Counsel, and
Secretary

(1)
The amount shown for Mr. Fusco in fiscal 2007 represents a discretionary bonus earned by Mr. Fusco in fiscal 2007 but paid to him in July 2007. Amounts shown exclude performance-based incentive payments, which are included in "Non-Equity Incentive Plan Compensation."

(2)
The amounts shown represent compensation expense recognized for financial statement purposes under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, with respect to stock options granted to the named executive officers. Each stock option was granted with an exercise price equal to the fair market value of our common stock on the grant date. For a description of the assumptions relating to our valuations of the stock options, see Note 9 to the Consolidated Financial Statements.

(3)
Amounts shown consist of awards based on performance under our Executive Annual Incentive Bonus Plan and Operations Executives Plan. For additional information regarding these awards, see "Compensation Discussion and Analysis-Annual Cash Bonus." The amounts earned in fiscal 2008, 2007 and 2006 were paid on September 15, 2008, July 31, 2007 and September 15, 2006, respectively.

(4)
For named executive officers, amounts shown include matching contributions under our 401(k) deferred savings retirement plan. The amount shown for Mr. Pietri includes payments related to his former expatriate assignment as Senior Vice President of Regional Sales and Services in Shanghai, China prior to relocation to Burlington, Massachusetts in July 2007, consisting of: (a) $81,885 for reimbursement of his relocation and housing expenses in connection with his move from Shanghai to Burlington; (b) $1,500 for expatriate executive transition and hardship assistance payments; (c) $146,022 in related Chinese tax payments; (d) $44,260 for applicable federal, state and medical tax gross-ups; (e) $23,549 in tax equalization payments for expatriate benefits; (f) $786 for foreign goods and services adjustments; and (g) $4,279 in matching contributions under our 401(k) deferred savings retirement plan.

Grants of Plan-Based Awards

        The following table sets forth information regarding incentive compensation we granted to the named executive officers during fiscal 2008.

GRANTS OF PLAN-BASED AWARDS TABLE

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Threshold ($)	Target ($)	Maximum ($)
Mark E. Fusco	$210,000	$600,000	$915,000
Bradley T. Miller	61,250	175,000	266,875
Antonio J. Pietri	96,250	275,000	419,375
Manolis E. Kotzabasakis	23,000	230,000	327,750
Frederic G. Hammond	49,000	140,000	213,500

    (1)
    Consists of performance-based cash incentive bonus awards under the Executive Annual Incentive Bonus Plan and Operations Executives Plan. Actual amounts of awards are set forth in the summary compensation table above.

        Each of the named executive officers other than Mr. Kotzabasakis participated in our Executive Plan. Amounts payable under the Executive Plan are based in part on meeting corporate operating income targets. The corporate operating income component was weighted at 60% to 70% of the overall bonus for both fiscal 2009 and 2008, and measures the extent to which we achieve a corporate operating income target amount. For both fiscal 2009 and 2008, the Executive Plan includes both a minimum operating income threshold of 80% of the target amount, which must be met in order for any bonus to be paid under the Executive Plan, and a maximum operating income threshold, above which no additional bonus would be earned. Amounts payable under the Executive Plan correspond to the applicable executive's base salary, with those with broader scope typically being compensated at a higher level. The annual corporate operating income target is contained in the business plan adopted by the board of directors. Bonuses attributable to the corporate operating income component are paid annually.

        Amounts payable under the Executive Plan are also based in part on whether an individual met specific performance goals. Individual objectives were weighted at 30% to 40% for both fiscal 2009 and 2008, and measure the extent to which an individual achieved performance objectives established specifically for that executive officer. The performance objectives are necessarily tied to the particular functional responsibilities of the individual, and his performance in fulfilling those responsibilities.

        Mr. Kotzabasakis participated in the Operations Plan. Amounts payable under the Operations Plan are based in part on meeting corporate operating income targets. The corporate operating income was weighted at 20% of the overall bonus for both fiscal 2009 and 2008, and measures the extent to which we achieve a corporate operating income target amount. For both fiscal years, the plan includes both a minimum operating income threshold of 80% of the target amount, which was required to be met in order for any bonus to be paid under the Operations Plan, and a maximum operating income threshold, above which no additional bonus would be earned.

        Individual objectives were weighted at 5% for both fiscal 2009 and 2008, and measure the extent to which an individual achieved performance objectives established specifically for that executive officer. Payments based on this component were capped at the executive officers' respective target bonus amounts. The performance objectives are necessarily tied to the particular functional responsibilities of the individual and his performance in fulfilling those responsibilities.

        The regional performance component was weighted at 75% of the overall bonus for both fiscal 2009 and fiscal 2008, and measures the extent to which we achieved performance objectives for the region(s) for which the executive is responsible. Bonuses attributable to the regional performance component are paid as quarterly commissions based on quarterly regional or consolidated financial results.

        In October 2006, the compensation committee approved grants to named executive officers of restricted stock units that would vest, subject to our achieving specified performance goals in the fiscal year ending June 30, 2007, as to 25% upon announcement of our earnings for fiscal 2007, with the balance vesting in twelve equal quarterly installments thereafter. Additionally, in October 2006, the compensation committee granted to named executive officers stock options having an exercise price of $10.42 per share of common stock and vesting in sixteen quarterly installments. In approving these grants, the compensation committee considered each named executive officer's level of responsibility within our company, the individual performance of the officer and competitive industry practice, as indicated by market data for companies that the compensation committee identified as being comparable.

  Outstanding Equity Award at Fiscal Year End

        The following table sets forth information as to options exercised during fiscal 2008, and unexercised options held at the end of such fiscal year, by the named executive officers.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS				STOCK AWARDS
	Number of Securities Underylying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date(3)	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Mark E. Fusco	24,000	—	$8.12	12/10/2013	—	—
	17,452	—	5.73	3/21/2015	—	—
	82,548	—	5.73	3/21/2015	—	—
	52,356	17,452	5.73	3/21/2015	—	—
	835,144	95,048	5.73	3/21/2015	—	—
	240,625	109,375	5.27	9/15/2015	—	—
	103,125	46,875	5.27	9/15/2015	—	—
	—	—	—	11/17/2013	56,250	$748,125
	87,500	102,862	10.42	11/17/2016	—	—
	—	9,638	10.42	11/17/2016	—	—
Bradley T. Miller	25,442	19,192	10.42	11/17/2016	—	—
	18,308	37,058	10.42	11/17/2016	—	—
				11/17/2013	19,125	254,363
Antonio J. Pietri	4,000	—	14.13	Note (6)	—	—
	4,000	—	8.50	9/1/2009	—	—
	6,000	—	14.05	4/10/2011	—	—
	5,188	—	3.25	8/17/2013	—	—
	15,088	3,125	6.57	10/14/2014	—	—

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS				STOCK AWARDS
	Number of Securities Underylying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date(3)	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
	3,781	—	$6.57	10/14/2014	—	—
	6,250	10,433	5.27	9/15/2015	—	—
	9,375	5,192	5.27	9/15/2015	—	—
	8,750	2,610	10.42	11/17/2016	—	—
	—	8,640	10.42	11/17/2016	—	—
	—	—	—	11/17/2016	5,625	$74,813
Manolis E. Kotzabasakis	14,000	—	14.13	Note (6)	—	—
	7,500	—	15.44	2/9/2009	—	—
	2,873	—	8.50	9/1/2009	—	—
	2,981	—	30.75	10/18/2010	—	—
	4,519	—	30.75	10/18/2010	—	—
	9,998	—	14.05	4/10/2011	—	—
	2	—	14.05	4/10/2011	—	—
	7,674	—	2.98	8/18/2012	—	—
	545	—	2.98	8/19/2012	—	—
	4,326	—	2.98	8/18/2012	—	—
	2	—	2.98	8/19/2012	—	—
	25,000	—	2.50	12/22/2012	—	—
	33,739	—	2.75	8/17/2013	—	—
	12,311	—	2.85	8/17/2013	—	—
	23,863	—	2.85	8/17/2013	—	—
	55,400	—	2.85	8/17/2013	—	—
	28,761	—	2.75	8/17/2013	—	—
	79,537	—	2.85	8/17/2013	—	—
	32,963	—	2.85	8/17/2013	—	—
	1,137	—	2.85	8/17/2013	—	—
	30,777	—	2.75	8/17/2013	—	—
	26,250	—	6.57	10/14/2014	—	—
	7,500	3,750	6.57	10/14/2014	—	—
	4,964	15,000	5.27	9/15/2015	—	—
	40,036	10,000	5.27	9/15/2015	—	—
	10,500	6,960	10.42	11/17/2016	—	—
	—	—	—	11/17/2013	6,750	89,775
	—	6,540	10.42	11/17/2016	—	—
Frederic G. Hammond	12,779	—	5.27	9/15/2015	—	—
	11,942	5,971	5.27	9/15/2015	—	—
	77,221	10,000	5.27	9/15/2015	—	—
	56,808	25,279	5.27	9/15/2015	—	—
	10,500	8,859	10.42	11/17/2016	—	—
	—	4,641	10.42	11/17/2016	—	—
	—	—	—	11/17/2013	6,750	89,775

(1)
Each option that had not fully vested as of June 30, 2008 becomes exercisable, subject to the optionee's continued employment with us, over a four-year period in equal quarterly installments, with the exception of the option grant to Mr. Fusco on March 21, 2005 for 1,100,000 shares, of which 500,000 vested immediately and 600,000 vested over a four-year period in equal quarterly installments.

(2)
Each option has an exercise price equal to the fair market value of our common stock at the time of grant.

(3)
The expiration date of each option occurs ten years after the grant of such option.

(4)
Each restricted stock unit becomes exercisable subject to the holder's continued employment with us as to 25% on achievement of specified performance goals and the balance in twelve equal quarterly installments thereafter.

(5)
The closing price of our common stock on The Pink OTC Markets, Inc. on June 30, 2008, was $13.30.

(6)
In connection with the Company's failure to timely file its reports under the Securities Exchange Act of 1934 and consequent lack of an effective registration statement covering shares issuable in connection with certain equity grant awards; in December 2007 the Board of Directors voted to extend the period of time within which such awards may be exercised. These awards are subject to this extension.

        Vesting dates for each outstanding option award for the named executive officers are as follows:

		Number of Shares Underlying Vesting Awards
Vesting Date	Exercise Price	Mark E. Fusco	Bradley T. Miller	Antonio J. Pietri	Manolis E. Kotzabasakis	Frederic G. Hammond
2009
9/30/2008	5.27	31,250		3,125	5,000	11,250
9/30/2008	5.73	37,500
9/30/2008	6.57			3,125	3,750
9/30/2008	10.42	12,500	6,250	1,250	1,500	1,500
12/31/2008	5.27	31,250		3,125	5,000	11,250
12/31/2008	5.73	37,500
12/31/2008	10.42	12,500	6,250	1,250	1,500	1,500
3/31/2009	5.27	31,250		3,125	5,000	6,250
3/31/2009	5.73	37,500
3/31/2009	10.42	12,500	6,250	1,250	1,500	1,500
6/30/2009	5.27	31,250		3,125	5,000	6,250
6/30/2009	10.42	12,500	6,250	1,250	1,500	1,500
2010
9/30/2009	5.27	31,250		3,125	5,000	6,250
9/30/2009	10.42	12,500	6,250	1,250	1,500	1,500
12/31/2009	10.42	12,500	6,250	1,250	1,500	1,500
3/31/2010	10.42	12,500	6,250	1,250	1,500	1,500
6/30/2010	10.42	12,500	6,250	1,250	1,500	1,500
2010
9/30/2010	10.42	12,500	6,250	1,250	1,500	1,500

        Vesting dates for each outstanding restricted stock unit for the named executive officers are as follows:

		Number of Shares Underlying Vesting Awards
Vesting Date	Mark E. Fusco	Bradley T. Miller	Antonio J. Pietri	Manolis E. Kotzabasakis	Frederic G. Hammond
2009
7/31/2008	6,250	2,125	625	750	750
10/31/2008	6,250	2,125	625	750	750
1/31/2009	6,250	2,125	625	750	750
4/30/2009	6,250	2,125	625	750	750
2010
7/31/2009	6,250	2,125	625	750	750
10/31/2009	6,250	2,125	625	750	750
1/31/2010	6,250	2,125	625	750	750
4/30/2010	6,250	2,125	625	750	750
2010
7/31/2010	6,250	2,125	625	750	750

Option Exercises and Stock Vested

        The named executive officers did not exercise any options during fiscal 2008. The table below details shares of common stock that vested under restricted stock units during fiscal 2008.

	2008 Shares Vested
	Number of Shares Acquired on Vesting ($)(1)	Value Realized on Vesting ($)
Mark E. Fusco	$43,750	$628,188
Bradley T. Miller	14,875	213,584
Antonio J. Pietri	4,375	62,819
Manolis E. Kotzabasakis	5,250	75,383
Frederic G. Hammond	5,250	75,383

    (1)
    With respect to shares acquired upon vesting of restricted stock units, each named executive elected to have shares withheld to pay associated income taxes. The number of shares reported represents the gross number prior to withholding of such shares.

Compensation Committee Interlocks and Insider Participation

        Neither Donald P. Casey nor Stephen M. Jennings, the members of the compensation committee, is or has ever been an officer or employee of our company or any of our subsidiaries nor has had any related person transaction involving our company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of the board of directors or compensation committee.

Director Compensation

        The following table provides information regarding the compensation paid to our non-employee members of the board of directors in fiscal 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Donald P. Casey	$227,003	—	$227,003
Gary E. Haroian	199,501	—	199,501
Stephen M. Jennings	182,001	—	182,001
Joan C. McArdle	200,003	—	200,003
David M. McKenna	70,001	$43,985	113,986
Michael Pehl	64,001	—	64,001

    (1)
    The amounts shown represent compensation expense recognized for financial statement purposes under SFAS No. 123R with respect to stock options granted to the directors. Each stock option was granted with an exercise price equal to the fair market value of our common stock on the grant date. For a description of the assumptions relating to our valuations of the stock options, see Note 9 to the Consolidated Financial Statements. The following are the aggregate number of option awards outstanding held by each of our non-employee directors as of June 30, 2008: Mr. Casey, 48,000; Mr. Haroian, 48,000; Mr. Jennings, 100,298; Ms. McArdle,117,298; Mr. McKenna, 24,000; and Mr. Pehl, 60,000.

        In fiscal 2008, we paid our non-employee directors an annual fee of $25,000 for their services as directors, and we paid retainers as set forth in the table below. All annual retainers are payable in monthly installments.

Position	Retainer
Chairman of the Board	$75,000
Audit Committee Chair	30,000
Audit Committee Member	20,000
Compensation Committee Chair	15,000
Compensation Committee Member	7,500

        We also paid each director $2,500 for participation in our quarterly board meetings, and $2,000 for participation in all other board of directors or committee meetings of at least one hour duration. All participation fees are payable quarterly.

        Historically, we granted to each non-employee director, upon his or her initial election to the board, an option to purchase 24,000 shares of our common stock at the fair market value of our common stock on the date of grant, provided such non-employee director was not, within the twelve months preceding his or her election as a director, an officer or employee of our company or any of our subsidiaries. Any such option vests quarterly over a three-year period, beginning on the last day of the calendar quarter following the grant date. Beginning with the first annual meeting following a non-employee director's election to the board and on a quarterly basis thereafter, we also granted each non-employee director an option to purchase 3,000 shares of our common stock. Each option was fully exercisable at the time of grant and had an exercise price equal to the fair market value of our common stock at the time of grant. Options granted to non-employee directors have terms of ten years. Unless otherwise agreed between the optionee and us, all options granted to non-employee directors may be exercised for up to 24 months from the date of the director's resignation from the board.

        In fiscal year 2007, we granted options to our non-employee directors described in the previous paragraph for the initial election of directors and for the first two quarterly grants to directors who had served for more than one year. We did not, however, make the third and fourth quarterly option grants to continuing directors in fiscal 2007, and we did not make any option grants to our non-employee directors for fiscal 2008.

        In January 2008, the board determined to grant each non-employee director options to purchase 21,000 shares of our common stock on the second trading day immediately following our becoming current in our SEC filings. Of those shares, 15,000 would vest immediately on the date of grant and the balance would vest in two equal quarterly installments on the last business day of the two quarters following the date of grant. The options would have an exercise price equal to the closing price of our common stock on the business day immediately preceding the date of grant and would have a term of ten years.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        See "Securities Authorized for Issuance Under Equity Compensation Plans" under "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in Part II of this Form 10-K.

        The following table sets forth information with respect to the beneficial ownership of common stock as of June 16, 2009 for:

  •
  each beneficial owner of more than 5% of the outstanding common stock;

  •
  each of the directors, director nominees and named executive officers; and

  •
  all of our directors and executive officers as a group.

        A total of 90,111,557 shares of common stock were outstanding as of June 16, 2009.

        Unless otherwise noted, each person identified possesses sole voting and investment power with respect to the shares listed, subject to community property laws where applicable. Shares under "Common Stock—Right to Acquire" include shares subject to options or warrants that were vested as of June 16, 2009 or will vest within 60 days of June 16, 2009. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire those shares are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group. Percentages under "Common Stock—Percent of Voting Power" represent beneficial rights to vote with respect to matters on which holders of common stock generally are entitled to vote, as of June 16, 2009, and are based on (a) the number of outstanding shares of common stock beneficially owned by that person and (b) the number of shares subject to options or warrants held by that person that were exercisable on, or within 60 days after, June 16, 2009. In calculating percentages under "Common Stock—Percent of Voting Power," the total number of votes entitled to be cast as of June 16, 2009 consisted of (a) 97,319,454 votes, which is the total votes to which the holders of outstanding shares of common stock are entitled, plus (b) for an identified person, a number of votes equal to the number of shares issuable upon conversion or subject to options or warrants that were exercisable by such person on, or within 60 days after, June 16, 2009.

        The address of all of our executive officers and directors is in care of Aspen Technology, Inc., 200 Wheeler Road, Burlington, Massachusetts 01803.

	Common Stock
Name of Stockholder	Outstanding Shares	Right to Acquire	Total Number	Percent of Class
5% Stockholders
Advent International Corporation 75 State Street, 29th Floor Boston, MA 02109	29,512,336	—	29,512,336	30.3%
Waddell & Reed Financial, Inc. 6300 Lamar Avenue Overland Park, KS 66202	8,835,550	—	8,835,550	9.1%
Third Point LLC 390 Park Avenue New York, New York 10022	6,091,000	—	6,091,000	6.3%
Alydar Partners, LLC 222 Berkeley Street 17th Floor Boston, MA 02116	4,600,875	—	4,600,875	4.7%
Named Executive Officers and Directors
Mark E. Fusco	—	1,805,250	1,805,250	1.9%
Manolis E. Kotzabasakis	1,219	505,908	507,127	*
Frederic G. Hammond	1,808	219,250	221,058	*
Antonio J Pietri	—	203,911	203,911	*
Joan C. McArdle	—	117,298	117,298	*
Stephen M. Jennings	—	100,298	100,298	*
Michael Pehl	—	60,000	60,000	*
Donald P. Casey	—	48,000	48,000	*
Gary E. Haroian	—	48,000	48,000	*
David M. McKenna	—	20,000	20,000	*
Directors and Executive Officers, As a group (11 persons)	3,027	3,298,915	3,301,942	3.4%

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

        The shares reflected as beneficially owned by Waddell & Reed Financial, Inc. ("WDR") are beneficially owned by one or more open-end investment companies or other managed accounts which are advised or sub-advised by Ivy Investment Management Company ("IICO"), an investment advisory subsidiary of WDR or Waddell & Reed Investment Management Company ("WRIMCO"), an investment advisory subsidiary of Waddell & Reed, Inc. ("WRI"), based upon information provided in a Schedule 13G filed by WDR with the SEC on February 1, 2008. WRI is a broker-dealer and underwriting subsidiary of Waddell & Reed Financial Services, Inc., a parent holding company ("WRFSI"). In turn, WRFSI is a subsidiary of WDR, a publicly traded company. The investment advisory contracts grant IICO and WRIMCO all investment and/or voting power over securities owned by such advisory clients. The investment sub-advisory contracts grant IICO and WRIMCO investment power over securities owned by such sub-advisory clients and, in most cases, voting power. Any investment restriction of a sub-advisory contract does not restrict investment discretion or power in a material manner.

        The number of shares reflected as beneficially owned by Third Point LLC is based upon information provided in a Schedule 13G filed by Third Point with the SEC on March 12, 2008 and Amendment No. 1 filed on January 5, 2009.

        The number of shares reflected as beneficially owned by Alydar Partners, LLC is based upon information provided in a Schedule 13G filed by Alydar with the SEC on April 29, 2009.

Item 13.    Certain Relationships and Related Transactions.

Board Determination of Independence

        Our board of directors uses the definition of independence established by The NASDAQ Stock Market. Under applicable NASDAQ rules, a director qualifies as an "independent director" if, in the opinion of the board of directors, he or she does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The board of directors has determined that Donald P. Casey, Gary E. Haroian, Stephen M. Jennings and Joan C. McArdle do not have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of Aspen Technology, Inc., and that each of these directors therefore is an "independent director" as defined in NASDAQ Listing Rule 5605(a) (2).

Item 14.    Principal Accountant Fees and Services.

        The following table summarizes the fees of KPMG LLP, our independent registered public accounting firm, and for Deloitte & Touche LLP, our former independent registered public account firm, for each of the last two fiscal years:

	KPMG LLP		Deloitte & Touche LLP
Fee Category	Fiscal 2008	Fiscal 2007	Fiscal 2008	Fiscal 2007
Audit Fees	$9,911,286	$—	$3,950,164	$4,991,047
Audit-Related Fees	—	—	—	200,383
Tax Fees	—	—	26,800	54,124
All other fees	76,518	140,501	34,842	—

Total Fees	$9,987,804	$140,501	$4,011,806	$5,245,554

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

  Audit Committee Pre-Approval Policies and Procedures

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

        All schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
3.1		Certificate of Incorporation of Aspen Technology, Inc., as amended		8-K	August 22, 2003	4

3.2		By-laws of Aspen Technology, Inc.		8-K	March 27, 1998	3.2

4.1		Specimen certificate for common stock, $.10 par value, of Aspen Technology, Inc.		8-A/A	June 12, 1998	4

4.3		Form of WD Common Stock Purchase Warrants of Aspen Technology, Inc. dated August 14, 2003		8-K	August 22, 2003	99.3

10.1		Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.1

10.1	a	First Amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in-interest to Teachers Insurance and Annuity Association of America		10-K	September 28, 2000	10.2

10.1	b	Second Amendment to Lease Agreement dated August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P.		10-K	September 28, 2000	10.3

10.1	c	Amendment dated September 5, 2007 to Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and MA-Ten Canal Park, L.L.C.		10-K	April 11, 2008	10.1c

10.2		Sublease dated September 5, 2007 between Aspen Technology, Inc. and MA-Ten Canal Park L.L.C. regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.2

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.3		Lease dated May 7, 2007 between Aspen Technology, Inc. and One Wheeler Road Associates regarding 200 Wheeler Road, Burlington Massachusetts		10-K	April 11, 2008	10.3

10.4		System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.4

10.5		Amendment dated March 30, 1982 to System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.5

10.6	†	Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd. and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.1

10.6	a†	Amendment No. 1 dated December 23, 2004 to Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd., and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.2

10.7	†	Hyprotech License Agreement dated December 23, 2004 between Aspen Technology, Inc. and Honeywell International, Inc.		10-Q	March 15, 2005	10.3

10.8	†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Canada Ltd. and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.4

10.9	†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech Company and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.5

10.10	†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Ltd. and Honeywell Control Systems Limited		10-Q	March 15, 2005	10.6

10.11	†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech UK Ltd. and Honeywell Control Systems Limited		10-Q	March 15, 2005	10.7

10.13		Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13

10.13	a	Rider No. 1 dated December 14, 1994, to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13a

10.13	b	Rider No. 2 dated September 4, 2001 to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13b

10.13	c	Waiver and Consent Agreement dated March 31, 2009	X

10.15		Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 17, 2004	10.1

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.15	a	First Amendment dated June 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15a

10.15	b	Second Amendment dated September 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.1

10.15	c	Third Amendment dated December 31, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.8

10.15	d	Fourth Amendment dated March 8, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15d

10.15	e	Fifth Amendment dated March 31, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 10, 2005	10.1

10.15	f	Sixth Amendment dated December 29, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15f

10.15	g	Seventh Amendment dated July 17, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15g

10.15	h	Eighth Amendment dated September 15, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15h

10.15	i	Ninth Amendment dated January 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	May 10, 2007	10.3

10.15	j	Tenth Amendment dated April 13, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15j

10.15	k	Eleventh Amendment dated June 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15k

10.15	l	Twelfth Amendment dated October 16, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15l

10.15	m	Thirteenth Amendment dated December 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15m

10.15	n	Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		8-K	January 7, 2008	10.2

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.15	o	Fifteenth Amendment dated January 24, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.2

10.15	p	Sixteenth Amendment dated May 15, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.3

10.15	q	Seventeenth Amendment dated November 14, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.4

10.15	r	Eighteenth Amendment dated January 30, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.5

10.15	s	Nineteenth Amendment dated May 15, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X

10.16		Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the lenders named therein.		8-K	June 20, 2005	10.1

10.17		Security Agreement dated June 15, 2005 between Aspen Technology Receivables II LLC and Guggenheim Corporate Funding, LLC		8-K	June 20, 2005	10.2

10.18		Release Letter dated December 28, 2007 relating to Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the Lenders named therein		8-K	January 7, 2008	10.1

10.19		Purchase and Sale Agreement dated June 15, 2005 between Aspen Technology, Inc. and Aspen Technology Receivables I LLC		8-K	June 20, 2005	10.3

10.20		Purchase and Resale Agreement dated June 15, 2005 between Aspen Technology Receivables I LLC and Aspen Technology Receivables II LLC		8-K	June 20, 2005	10.4

10.22		Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 14, 2003	10.1

10.22	a	Letter Agreement dated February 14, 2003 amending Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22a

10.22	b	First Loan Modification Agreement dated June 27, 2003 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 29, 2003	10.22

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.22	c	Second Loan Modification Agreement dated September 10, 2004 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 13, 2004	10.70

10.22	d	Third Loan Modification Agreement dated January 28, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22d

10.22	e†	Fourth Loan Modification Agreement dated April 1, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	May 10, 2005	10.2

10.22	f	Fifth Loan Modification Agreement dated May 6, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22f

10.22	g	Sixth Loan Modification Agreement dated June 15, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	June 20, 2005	10.5

10.22	h	Seventh Loan Modification Agreement dated September 13, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 13, 2005	10.79

10.22	i	Eighth Amendment to Loan and Security Agreement dated December 30, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22i

10.22	j	Ninth Loan Modification Agreement dated July 17, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22j

10.22	k	Tenth Loan Modification Agreement dated September 15, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 28, 2006	10.84

10.22	l	Eleventh Loan Modification Agreement dated September 27, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	November 14, 2006	10.3

10.22	m	Twelfth Loan Modification Agreement dated January 12, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	May 10, 2007	10.1

10.22	n	Thirteenth Loan Modification Agreement dated April 13, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22n

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.22	o	Fourteenth Loan Modification Agreement dated June 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22o

10.22	p	Fifteenth Loan Modification Agreement dated August 30, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22p

10.22	q	Sixteenth Loan Modification Agreement dated October 16, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22q

10.22	r	Seventeenth Loan Modification Agreement dated December 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	January 7, 2008	10.3

10.22	s	Eighteenth Loan Modification Agreement dated January 24, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.7

10.22	t	Nineteenth Loan Modification Agreement dated April 11, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.8

10.22	u	Twentieth Loan Modification Agreement dated May 15, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.9

10.22	v	Twenty-first Loan Modification Agreement dated June 12, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.10

10.22	w	Twenty-second Loan Modification Agreement dated July 15, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.11

10.22	x	Twenty-third Loan Modification Agreement dated September 30, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.12

10.22	y	Twenty-fourth Loan Modification Agreement dated November 14, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.13

10.22	z	Twenty-fifth Loan Modification Agreement dated January 15, 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.14

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.22	aa	Twenty-sixth Loan Modification Agreement dated May 15, 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X

10.23		Form of Negative Pledge Agreement dated January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 14, 2003	10.5

10.24		Security Agreement dated January 30, 2003 between Silicon Valley Bank and AspenTech Securities Corporation		10-Q	February 14, 2003	10.6

10.25		Unconditional Guaranty dated January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank		10-Q	February 14, 2003	10.7

10.26		Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank		10-K	September 29, 2003	10.23

10.27		Partial Release and Acknowledgement Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank		8-K	June 20, 2005	10.7

10.28		Partial Release and Acknowledgement Agreement dated September 27, 2006 among Silicon Valley Bank and Aspen Technology, Inc.		10-Q	November 14, 2006	10.6

10.29		Investor Rights Agreement dated August 14, 2003 among Aspen Technology, Inc. and the Stockholders named therein		8-K	August 22, 2003	99.1

10.30		Management Rights Letter dated August 14, 2003 among Aspen Technology, Inc. and the entities named therein.		8-K	August 22, 2003	99.2

10.31		Amended and Restated Registration Rights Agreement dated March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.		8-K	March 20, 2002	99.2

10.32	^	Aspen Technology, Inc. 1995 Stock Option Plan		S-8	September 9, 1996	4.5

10.33	^	Aspen Technology, Inc. Amended and Restated 1995 Directors Stock Option Plan		10-K	April 11, 2008	10.37

10.34	^	Aspen Technology, Inc. 1996 Special Stock Option Plan		10-K	September 29, 1997	10.23

10.35		PetrolSoft Corporation 1998 Stock Option Plan		S-8	July 28, 2000	4

10.36	^	Aspen Technology, Inc. Restated 2001 Stock Option Plan		10-K	September 28, 2006	10.54

10.37	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2001 Restated Stock Option Plan		10-Q	November 14, 2006	10.7

10.38	^	Aspen Technology, Inc. 2005 Stock Incentive Plan		8-K	June 2, 2005	99.1

10.39	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.8

10.40	^	Form of Restricted Stock Unit Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.9

10.41	^	Form of Restricted Stock Unit Agreement-G Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.10

10.42	^	Form of Confidentiality and Non-Competition Agreement of Aspen Technology, Inc.		10-K	April 11, 2008	10.45

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.43	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for the fiscal year ending June 30, 2007		8-K	July 6, 2006	99.1

10.44	^	Aspen Technology, Inc. Operations Executives Plan for the fiscal year ending June 30, 2007		8-K	July 6, 2006	99.2

10.45	^	Form of Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for the fiscal year ending June 30, 2008		8-K	June 20, 2007	99.1

10.46	^	Form of Aspen Technology, Inc. Operations Executives Plan for the fiscal year ending June 30, 2008		8-K	June 20, 2007	99.2

10.47		Form of Aspen Technology, Inc. Operations Executives Plan for the fiscal year ending June 30, 2009		8-K	June 30, 2008	99.1

10.48		Aspen Technology, Inc. Operations Executives Plan for the fiscal year ending June 30, 2009		8-K	June 30, 2008	99.2

10.49	^	Amended and Restated Employment Agreement effective October 3, 2007 between Aspen Technology, Inc. and Mark E. Fusco		8-K	December 13, 2004	99.1

10.50	^	Form of Executive Retention Agreement entered into by Aspen Technology, Inc. and each executive officer of Aspen Technology, Inc. (other than Mark E. Fusco)		10-Q	November 14, 2006	10.11

10.51	^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 1995 Stock Option Plan, as amended (Award Identification No. P040380)		8-K	January 5, 2007	10.1

10.52	^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P040002)		8-K	January 5, 2007	10.2

10.53	^	Amendment Number 1 dated December 29, 2006 to the Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P0405621)		8-K	January 5, 2007	10.3

14.1		Aspen Technology, Inc. Code of Conduct and Business Ethics		10-K	September 13, 2005	14.1

21.1		Subsidiaries of Aspen Technology, Inc.	X

23.1		Consent of Deloitte & Touche LLP	X

23.2		Consent of KPMG, LLP	X

24.1		Power of Attorney (included in signature page to Form 10-K)	X

31.1		Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

32.1		Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†
Confidential treatment requested as to certain portions

^
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: June 30, 2009	By:	/s/ MARK E. FUSCO Mark E. Fusco President and Chief Executive Officer (Principal Executive Officer) (Acting Principal Financial and Accounting Officer)

        We, the undersigned officers and directors of Aspen Technology, Inc., hereby severally constitute and appoint Mark Fusco and Frederic G. Hammond, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Aspen Technology, Inc. to comply with the provisions of the Exchange Act of 1934 and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to this Annual Report on Form 10-K and any and all amendments thereto.

        Pursuant to the requirements of the Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 30, 2009.

Signature	Title

/s/ MARK E. FUSCO Mark E. Fusco	President and Chief Executive Officer and Director
/s/ STEPHEN M. JENNINGS Stephen M. Jennings	Chairman of the Board of Directors
/s/ DONALD P. CASEY Donald P. Casey	Director
/s/ GARY E. HAROIAN Gary E. Haroian	Director

Signature	Title

/s/ JOAN C. MCARDLE Joan C. McArdle	Director
/s/ DAVID M. MCKENNA David M. McKenna	Director
/s/ MICHAEL PEHL Michael Pehl	Director

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aspen Technology, Inc.:

        We have audited the accompanying consolidated balance sheet of Aspen Technology, Inc. and subsidiaries (the "Company") as of June 30, 2008, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 effective July 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 30, 2009 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
June 30, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Aspen Technology, Inc.
Burlington, Massachusetts

        We have audited the accompanying consolidated balance sheet of Aspen Technology, Inc. and subsidiaries (the "Company") as of June 30, 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for each of the two years in the period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aspen Technology, Inc. and subsidiaries as of June 30, 2007, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
April 11, 2008

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2008	2007	2006
	(In thousands, except per share data)
Revenues:
Software licenses	$168,404	$199,761	$153,730
Service and other	143,209	141,268	140,686

Total revenues	311,613	341,029	294,416

Cost of revenues:
Cost of software licenses	15,916	14,588	16,805
Cost of service and other	69,077	72,426	72,690
Amortization of technology related intangible assets	—	6,546	8,559

Total cost of revenues	84,993	93,560	98,054

Gross profit	226,620	247,469	196,362

Operating costs:
Selling and marketing	99,682	93,387	84,505
Research and development	45,179	42,703	44,322
General and administrative	54,565	51,010	44,408
Restructuring charges	8,623	4,634	3,993
(Gain) loss on sales and disposals of assets	(66)	332	300

Total operating costs	207,983	192,066	177,528

Income from operations	18,637	55,403	18,834
Interest income	23,784	21,909	19,978
Interest expense	(17,783)	(18,613)	(19,532)
Other income (expense), net	3,386	(734)	(2,874)

Income before provision for taxes	28,024	57,965	16,406

Provision for income taxes	(3,078)	(12,447)	(9,941)

Net income	24,946	45,518	6,465

Accretion of preferred stock discount and dividends	—	(7,290)	(15,383)

Net income (loss) applicable to common stockholders	$24,946	$38,228	$(8,918)

Earnings (loss) per common share:
Basic	$0.28	$0.54	$(0.20)
Diluted	$0.27	$0.50	$(0.20)
Weighted average shares outstanding:
Basic	89,640	70,879	44,627
Diluted	94,092	91,869	44,627

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007
	(In Thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$134,048	$132,267
Accounts receivable, net	86,870	47,200
Current portion of installments receivable, net	51,762	14,214
Current portion of collateralized receivables, net	43,186	104,473
Unbilled services	3,459	10,641
Prepaid expenses and other current assets	11,710	10,163
Deferred tax assets	2,305	—

Total current assets	333,340	318,958

Non-current installments receivable, net	82,528	28,613
Non-current collateralized receivables, net	92,163	140,603
Property, equipment and leasehold improvements, net	11,799	6,535
Computer software development costs	5,443	11,104
Other intangible assets, net	615	585
Goodwill	19,019	19,112
Non-current deferred tax assets	7,743	—
Other non-current assets	1,976	3,387

	554,626	528,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of secured borrowing	47,816	101,826
Current portion of term debt	—	193
Accounts payable	6,586	5,833
Accrued expenses	61,746	67,068
Income taxes payable	13,877	28,674
Deferred revenue	86,551	62,345
Current deferred tax liability	457	—

Total current liabilities	217,033	265,939

Long-term secured borrowing	99,391	104,324
Deferred revenue	20,354	4,761
Non-current deferred tax liability	725	625
Other non-current liabilities	44,310	16,042
Commitments and contingencies (Notes 11, 12 and 13) Series D redeemable convertible preferred stock, $0.10 par value—Authorized—3,636 shares in 2008 and 2007—Issued and outstanding—none in 2008 or 2007	—	—
Stockholders' equity:
Common stock, $0.10 par value—Authorized—120,000,000 shares Issued—90,235,526 shares in 2008 and 89,133,494 shares in 2007 Outstanding—90,002,062 shares in 2008 and 88,900,030 shares in 2007	9,024	8,913
Additional paid-in capital	493,088	480,671
Accumulated deficit	(336,517)	(361,463)
Accumulated other comprehensive income	7,731	9,598
Treasury stock, at cost—233,464 shares of common stock in 2008 and 2007	(513)	(513)

Total stockholders' equity	172,813	137,206

	$554,626	$528,897

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME

	Common Stock					Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation		Number of Shares	Cost	Stockholders' Equity (Deficit)	Total Comprehensive Income
	(In thousands, except per share data)
Balance, July 1, 2005	43,299,816	$4,330	$360,054	$(413,446)	$(414)	$2,779	233,464	$(513)	$(47,210)
Issuance of common stock under employee stock purchase plans	188,119	19	820	—	—	—	—	—	839
Exercise of stock options	2,602,564	260	10,729	—	—	—	—	—	10,989
Conversion of Series D redeemable convertible preferred stock	3,000,000	300	8,380	—	—	—	—	—	8,680
Accrual of Series D redeemable convertible preferred stock dividend	—	—	(11,518)	—	—	—	—	—	(11,518)
Accretion of discount on Series D redeemable convertible preferred stock	—	—	(3,865)	—	—	—	—	—	(3,865)
Elimination of deferred compensation upon the adoption of SFAS 123(R)	—	—	(414)	—	414	—	—	—	—
Stock-based compensation	—	—	8,378	—	—	—	—	—	8,378
Tax benefit from stock options	—	—	119	—	—		—	—	119
Translation adjustment	—	—	—	—	—	4,521	—	—	4,521	$4,521
Net income	—	—	—	6,465	—	—	—	—	6,465	6,465

Balance, June 30, 2006	49,090,499	4,909	372,683	(406,981)	—	7,300	233,464	(513)	(22,602)	$10,986
Issuance of common stock under employee stock purchase plans	107,862	11	847	—	—	—	—	—	858
Exercise of stock options	1,446,354	144	8,354	—	—	—	—	—	8,498
Conversion of warrants	5,152,379	515	(515)	—	—	—	—	—	—
Accrual of Series D redeemable convertible preferred stock dividend	—	—	(5,498)	—	—	—	—	—	(5,498)
Accretion of discount on Series D redeemable convertible preferred stock	—	—	(1,792)	—	—	—	—	—	(1,792)
Conversion of Series D redeemable convertible preferred stock	33,336,400	3,334	95,473	—	—	—	—	—	98,807
Stock-based compensation	—	—	11,119	—	—	—			11,119
Translation adjustment	—	—	—	—	—	2,298	—	—	2,298	$2,298
Net income	—	—	—	45,518	—	—	—	—	45,518	45,518

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (Continued)

	Common Stock					Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation		Number of Shares	Cost	Stockholders' Equity (Deficit)	Total Comprehensive Income
	(In thousands, except per share data)
Balance June 30, 2007	89,133,494	8,913	480,671	(361,463)	—	9,598	233,464	(513)	137,206	$47,816
Issuance of common stock under employee stock purchase plans	51,311	5	462	—	—	—	—	—	467
Exercise of stock options	362,605	37	2,765	—	—	—	—	—	2,802
Conversion of warrants	500,203	50	(50)	—	—	—	—	—	—
Issuance of Restricted Stock Units	187,913	19	(1,185)	—	—	—	—	—	(1,166)
Stock-based compensation	—	—	10,425	—	—	—	—	—	10,425
Translation adjustment	—	—	—	—	—	(1,867)	—	—	(1,867)	$(1,867)
Net income	—	—	—	24,946	—	—	—	—	24,946	24,946

Balance June 30, 2008	90,235,526	$9,024	$493,088	$(336,517)	$—	$7,731	233,464	$(513)	$172,813	$23,079

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$24,946	$45,518	$6,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,917	19,422	23,870
Net foreign currency (gain) loss	(2,791)	1,381	4,436
Stock-based compensation	10,600	11,062	8,230
Amortization of debt costs	960	1,183	1,086
Loss on the disposal of property and equipment	43	332	300
Deferred income taxes	(9,375)	3,214	(3,147)
Provision for doubtful accounts	(189)	2,568	4,695
Changes in assets and liabilities:
Accounts receivable	(38,264)	872	(7,185)
Unbilled services	7,188	(1,948)	831
Prepaid expenses and other current assets	(1,810)	(1,343)	2,458
Installments and collateralized receivable	18,889	(30,872)	8,582
Income taxes payable	(6,066)	2,665	8,267
Accounts payable, accrued expenses, and other current liabilities	(2,327)	(876)	(11,564)
Deferred revenue	39,784	6,948	5,923
Other non-current liabilities	18,324	(4,406)	(2,697)

Net cash provided by operating activities	70,829	55,720	50,550

Cash flows from investing activities:
Purchase of property and leasehold improvements	(9,424)	(3,143)	(3,457)
Capitalized computer software development costs	(780)	(3,476)	(7,111)
Decrease in other assets	635	50	104
Purchase price adjustments on previous acquisitions	(187)	(1,295)	—

Net cash used in investing activities	(9,756)	(7,864)	(10,464)

Cash flows from financing activities:
Proceeds from secured borrowings	74,129	168,852	110,528
Repayment of secured borrowings	(135,800)	(145,105)	(141,161)
Payment of convertible preferred stock dividends	—	(33,958)	(2,439)
Exercise of stock options and warrants	2,802	8,498	10,989
Issuance of common stock under employee stock purchase plans	467	858	839
Payment of tax withholding obligations related to restricted stock	(1,166)	—	119
Payments of long-term debt and capital lease obligations	(193)	(203)	(984)
Debt issuance costs	—	(1,124)	—

Net cash used in financing activities	(59,761)	(2,182)	(22,109)

Effect of exchange rate changes on cash and cash equivalents	469	321	146

Increase in cash and cash equivalents	1,781	45,995	18,123
Cash and cash equivalents, beginning of year	132,267	86,272	68,149

Cash and cash equivalents, end of year	$134,048	$132,267	$86,272

Supplemental disclosure of cash flow information:
Income taxes paid	$5,726	$6,696	$7,821
Interest paid	16,782	17,958	19,192
Supplemental disclosure of non-cash activities:
Non-cash purchases of property	—	154	107

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

        Aspen Technology, Inc. and subsidiaries (the Company) is a leading supplier of integrated software and services to the process industries, which consist of oil and gas, petroleum, chemicals, pharmaceutical and other industries that manufacture and produce products from a chemical process. The Company develops software to design, operate, manage and optimize its customers' key business processes.

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

(d) Derivative Instruments and Hedging

        The Company records all derivatives, which consist of foreign currency exchange contracts, on the balance sheet at fair value. Derivatives that are not accounting hedges must be adjusted to fair value through earnings. If a derivative is a hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or included in accumulated other comprehensive income depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company does not qualify with the requirements of Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" in order to account for any derivatives using hedge accounting treatment during the periods presented. Therefore, the changes in fair value of all derivatives are recognized in earnings.

        The Company enters into foreign exchange forward contracts to mitigate exposure to currency fluctuations on customer installments receivable contracts denominated in foreign currencies. The Company does not use derivative financial instruments for speculative or trading purposes, and derivative positions are not accounted for as accounting hedges. It has been past practice to hedge

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

virtually all of material receivables denominated in foreign currencies for which forward contracts were feasible. However, beginning in late fiscal 2008 the Company revised this practice to hedge only the net exposure to foreign currencies. Net exposure is measured as the difference between future cash inflows and future cash outflows in a particular currency.

        At June 30, 2008, the Company had entered into currency forward contracts intended to mitigate a portion of the cash flow exposure on $19.9 million of installments receivable and accounts receivable denominated in foreign currency. The gross value of the held and securitized installments receivable that were denominated in foreign currency was $63.2 million at June 30, 2008 and $53.7 million at June 30, 2007. The installments receivable as of June 30, 2008 mature at various times through May 2013.

        The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are recognized in earnings.

        The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of June 30, 2008. The contract maturity dates extend to June 30, 2009. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

Currency	Notional Amount	Fair Value* Gain (Loss)
	(In thousands)
Euro	$13,640	$(111)
British Pound Sterling	3,462	(55)
Japanese Yen	548	(11)
Canadian Dollar	2,122	3
Swiss Franc	118	(1)

Total	$19,890	$(175)

    *
    The fair value is derived from the estimated amount at which the contracts could be settled based on the forward rates as of June 30, 2008. Credit risk on derivatives arises if the Company's banking counterparties are unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate the market and credit risks described above.

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

        Depreciation expense was $4.1 million, $5.0 million and $5.8 million for the years ended June 30, 2008, 2007 and 2006, respectively.

(f) Revenue Recognition

        The Company recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," and clarified by Staff Accounting Bulletin 104 "Revenue Recognition." License revenue, including license renewals, consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence (VSOE) of fair value exists for all undelivered elements, such as maintenance support, professional and training services. The Company determines VSOE based upon the price charged when the same element is sold separately. Professional and training services VSOE represents rates that the Company charges its customers when the Company sells these services separately. For an element not yet being sold separately, VSOE represents the price established by management having the relevant authority when it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. The Company uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

        Revenue under license arrangements, which may include several different software products and services sold together, are allocated to the delivered elements based on the residual method. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned and the residual amount for the delivered elements is recognized in revenue when all other revenue recognition criteria are met. The Company has established VSOE for professional services, training and maintenance and support services. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is bundled with professional services, training and maintenance and support services. Professional services do not generally involve customizing or modifying the licensed software, but rather involve helping customers deploy the software to their specific business processes. The Company generally accounts for the services element of the arrangement separately. Occasionally, the Company provides professional services considered essential to the functionality of the software. The Company recognizes the combined revenue from the sale of the software and related services in accordance with SOP 81-1, "Accounting for Performance of

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

Construction Type and Certain Performance Type Contracts" using the percentage-of-completion method.

        When a loss is anticipated on a service contract, the full amount thereof is provided currently. Professional service and training revenues are recognized as the related services are performed using the proportional performance method. Services that have been performed but for which billings have not been made are recorded as unbilled services, and billings that have been recorded before the services have been performed are recorded as deferred revenue in the accompanying consolidated balance sheets. Reimbursement received for out-of-pocket expenses is recorded as revenue.

        The Company has a practice of licensing its products through resellers in certain regions. For software licensed through these distribution channels, revenue is recognized at the time of delivery to the end customer, when persuasive evidence of an arrangements exists, the fee is fixed or determinable, collection is reasonably assured and other revenue recognition criteria are met.

        Maintenance and support services are recognized ratably over the life of the maintenance and support contract period. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements when and if available. These services are typically sold for a one-year term and are sold either as part of a multiple element arrangement with software licenses or sold independently at time of renewal.

(g) Computer Software Development Costs

        Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed," the Company defines the establishment of technological feasibility as the completion of a detail program design. Amortization of capitalized computer software development costs is provided on a product-by-product basis using (a) the greater of the amount computed using the ratio that current gross revenues for a product bear to total of current and anticipated future gross revenues for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. Software for internal use is capitalized in accordance with AICPA SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". At each balance sheet date, the Company evaluates the unamortized capitalized software costs for potential impairment by comparing to the net realizable value of the products. Total amortization expense charged to operations was approximately $6.5 million, $7.9 million and $9.2 million in fiscal 2008, 2007 and 2006, respectively.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(i) Net Income (Loss) Applicable to Common Stockholders

        Basic earnings per share were determined by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share were determined by dividing income (loss) attributable to common stockholders by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options and warrants, based on the treasury stock method, convertible preferred stock, based on the if-converted method, and other commitments to be settled in common stock. The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Years Ended June 30,
	2008			2007			2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic earnings per share:
Income (loss)	$24,946	89,640	$0.28	$38,228	70,879	$0.54	$(8,918)	44,627	$(0.20)
Dilutive earnings per share:
Employee equity awards		3,897		—	3,169		—	—
Warrants	—	555		—	1,467		—	—
Incremental shares from assumed conversion of preferred stock	—	—		7,290	16,354		—	—

Income (loss) giving effect to dilutive adjustments	$24,946	94,092	$0.27	$45,518	91,869	$0.50	$(8,918)	44,627	$(0.20)

        The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding because the exercise price of the stock options exceeded the average market price of the Company's common stock and their effect would be anti-dilutive at the balance sheet date (in thousands):

	Years Ended June 30,
	2008	2007	2006
	(In thousands)
Convertible preferred stock	—	—	33,336
Options and warrants	2,205	2,313	18,542
Preferred stock dividend, to be settled in common stock	—	—	2,169

Total	2,205	2,313	54,047

(j) Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, accounts receivable and installments and collateralized receivables. The Company places its cash and cash equivalents in financial institutions management believes to be high credit quality. Concentration of credit risk with respect to receivables is limited to certain customers to which the Company makes substantial sales. To reduce risk, the Company assesses the financial strength of its customers, and prior to December 31, 2007, often transferred its

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

installments receivable to financial institutions with limited or no credit recourse. The Company does not generally require collateral or other security in support of its receivables. As of June 30, 2008 and 2007, the Company had no customers that represented more than 10% of total receivables.

        The Company's business and results of operations are affected by international, national and regional economic conditions. Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others. The global economy has entered a recession. The Company is unable to predict the likely duration and severity of the current disruptions in financial markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses such as the Company and those of the Company's customers in a number of ways that could result in unfavorable consequences.

(k) Allowance for Doubtful Accounts and Discounts

        The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when a loss is reasonably expected to occur. The allowance for doubtful accounts is established to represent the best estimate of the net realizable value of the outstanding accounts and installments receivable. The development of the allowance for doubtful accounts in general is based on a review of past due amounts, historical write-off and recovery experience, as well as aging trends affecting specific accounts and general operational factors affecting all accounts. In addition, factors are developed utilizing historical trends in bad debts, returns and allowances.

        The Company uniformly considers current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If circumstances relating to specific customers change or unanticipated changes occur in the general business environment, the Company's estimates of the recoverability of receivables could be further adjusted.

        The following table summarizes allowance for doubtful accounts activity for the years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Balance, beginning of year	$10,769	$9,665	$7,209
Provision for bad debts	752	2,568	4,695
Write-offs	(884)	(1,464)	(2,239)

Balance, end of year	$10,637	$10,769	$9,665

        The following table summarizes accounts receivable balances as of June 30, 2008, 2007 and 2006:

	2008			2007
	Gross	Allowance	Net	Gross	Allowance	Net
Accounts Receivable	$94,194	$7,324	$86,870	$51,993	$4,793	$47,200
Installments Receivable	137,603	3,313	134,290	43,357	530	42,827
Collateralized Receivable	135,349	—	135,349	250,522	5,446	245,076

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        Installments and collateralized receivables are presented net of discounts for future interest established at inception of the note and carry terms of up to five years. Interest income is recognized over the term of the note using the effective interest method. The total of such discounts as of June 30, 2008, 2007 and 2006 was as follows (in thousands):

	2008	2007	2006
Current portion of installments receivable	$2,545	$294	$650
Current portion of collateralized receivables	4,722	2,131	1,864
Long-term installments receivable	22,258	5,806	7,786
Long-term collateralized receivables	16,060	29,334	22,503

(l) Financial Instruments

        Financial instruments consist of cash and cash equivalents, accounts receivable, installments receivable, collateralized receivables, accounts payable, long-term obligations and foreign exchange contracts. The estimated fair value of these financial instruments approximates the carrying value. The carrying value of the collateralized receivables exceeds the fair value by $1.1 million.

(m) Intangible Assets, Goodwill and Long-Lived Assets

        Acquired intangibles are removed from the accounts when fully amortized and no longer in use. Intangible assets subject to amortization consist of the following at June 30, 2008 and 2007 (in thousands):

		June 30, 2008			June 30, 2007
Asset Class	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer Relationships	3 - 12 years	$1,691	$1,076	$615	$819	$234	$585

        Intangible asset amortization expense was $0.3 million, $6.5 million, and $8.6 million for the years ended June 30, 2008, 2007 and 2006, respectively, and is expected to be $0.3 million and $0.3 million during the years ending June 30, 2009 and 2010, respectively. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets.

        The changes in the carrying amount of the goodwill by reporting unit for the years ended June 30, 2008 and 2007 were as follows (in thousands):

	Reporting Unit
Asset Class	License	Professional Services	Maintenance and Training	Total
Carrying amount as of July 1, 2006	$2,358	$513	$15,164	$18,035
Effect of changes in currency translation	118	—	959	1,077

Carrying amount as of June 30, 2007	2,476	513	16,123	19,112
Effect of changes in currency translation	14	9	(116)	(93)

Carrying amount as of June 30, 2008	$2,490	$522	$16,007	$19,019

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        The Company tests goodwill for impairment annually at the reporting unit level using a fair value approach in accordance with the provisions of SFAS No. 142, "Goodwill and other Intangible Assets." The Company conducts its annual impairment test on December 31, of each year. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is to be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured based upon the estimated fair value of goodwill at the valuation date. The Company's last annual impairment test occurred on December 31, 2008. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

        Certain negative macroeconomic factors began to impact the global credit markets in late calendar 2008 and the Company noted significant unfavorable trends in business conditions in the second quarter of fiscal 2009. Concurrent with these unfavorable developments, the Company commenced the annual impairment assessment of goodwill and certain intangible assets. In connection with preparing the annual impairment assessment, the Company identified significant deterioration in the expected future financial performance of the professional services segment compared to the expected future financial performance of this segment at the end of fiscal 2008. As a result, the Company recognized goodwill and intangible assets impairments of $0.5 million and $0.1 million, respectively, within the professional services segment during the second fiscal quarter of 2009, which ended December 31, 2008.

        The Company evaluates it long-lived assets, which include property and leasehold improvements and intangible assets, excluding goodwill, for impairment as events and circumstances indicate that the carrying amount may not be recoverable. If the Company determines that an impairment review is required, the Company would review the expected future undiscounted cash flows to be generated by the assets. If the Company determines that the carrying value of long-lived assets may not be recoverable, the Company would measure any impairment based on a projected discounted cash flow method using a discount rate determined by the Company to be commensurate with the risk inherent in the Company's current business model.

(n) Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is disclosed in the accompanying consolidated statements of stockholders' equity (deficit) and comprehensive income. The components of accumulated other comprehensive income as of June 30, 2008, 2007 and 2006 consist of cumulative translation adjustments.

(o) Accounting for Stock-Based Compensation

        The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123(R)) effective July 1, 2005. Under the provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

method. Under the intrinsic value method, stock-based compensation was recognized when the award was less than the fair value on the measurement date.

(p) Accounting for Transfers of Financial Assets

        The Company derecognizes financial assets, specifically accounts receivable and installments receivable, when control has been surrendered in compliance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140). Transfers of accounts receivable and installments receivable that meet the requirements of SFAS No. 140 for sale accounting treatment are removed from the balance sheet and gains or losses on the sale are recognized. If the conditions for sale accounting treatment are not met, or are no longer met, accounts receivable and installments receivable transferred are classified as collateralized receivables in the consolidated balance sheet and cash received from these transactions is classified as secured borrowings. All transfers of assets are accounted for as secured borrowings. Transaction costs associated with secured borrowings, if any, are treated as borrowing costs and recognized in interest expense. When cash is received from a customer by the Company, the collateralized receivable balance is reduced and the related secured borrowing is reclassified to an accrued liability from amounts the Company must remit to the financial institution. The accrued liability is reduced when payment is remitted to the financial institution.

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

        The Company does not provide deferred taxes on unremitted earnings of foreign subsidiaries since it intends to indefinitely reinvest either currently or some time in the foreseeable future. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, are not material to the Company's consolidated financial position or results of operations.

        The Company is continuously subject to examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities may challenge certain deductions and credits reported by the Company on its income tax returns. For years prior to 2008 and in accordance with SFAS No. 5, "Accounting for Contingencies," the Company established reserves for tax contingencies that reflect its best estimate of the deductions or tax credits that it may be unable to sustain, or that are probable to be conceded as part of a broader tax settlement. The Company accrued interest and penalties on underpayment of tax obligations and these costs are classified in the income tax provision. Differences between the reserves for tax contingencies and the amounts ultimately owed by the

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

Company were recorded in the period they become known. Future adjustments to the Company's reserves could have a material effect on the Company's financial statements.

        In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109," (FIN 48), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is "more-likely-than-not," based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, if the "more-likely-than-not" threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the period in which the change occurs.

        The Company adopted FIN 48 as of July 1, 2007, and any change in net assets as a result of applying FIN 48 is recognized as an adjustment to accumulated deficit on that date. The implementation of FIN 48 on July 1, 2007, resulted in no adjustment to the opening deficit. The Company had $10.5 million of deferred tax assets which have been derecognized upon adoption of FIN 48. These amounts did not result in an adjustment to the accumulated deficit at July 1, 2007 as a result of the full valuation allowance recorded against these deferred tax assets.

        The Company accounts for interest and penalties related to uncertain tax positions as part of the provision for income taxes. As of June 30, 2008, the Company had accrued $7.9 million of interest and penalties related to uncertain tax positions. Prior to July 1, 2007, income taxes payable were classified as a current liability. Under FIN 48, the Company is required to classify those obligations that are expected to be paid within the next twelve months as a current obligation and the remainder as a non-current obligation. As of June 30, 2008, the Company classified $12.3 million as non-current obligations.

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

(s) Advertising Costs

        The Company charges advertising costs to expense as the costs are incurred. The Company incurred advertising expenses of $3.3 million, $1.8 million and $2.0 million during the years ended June 30, 2008, 2007 and 2006, respectively. The Company had no prepaid advertising costs included in the accompanying consolidated balance sheets.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(t) Research and Development Expense

        The Company charges research and development expenditures to expense as the costs are incurred. Research and development expenses include salaries, direct costs incurred and building and overhead expenses.

(u) Accounting for Restructuring Accruals

        The Company follows SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" for all restructuring activities initiated after December 21, 2002. In addition, the Company considers the guidance where applicable in SFAS No. 112 "Employers' Accounting for Postemployment Benefits" and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." In accounting for these obligations, the Company is required to make assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation has arisen. The restructuring charge for restructuring programs that have future payments that extend beyond one year is recorded at the net present value of the future cash payments to be made. The discount is then accreted to restructuring expense over the term of the remaining payments. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the consolidated balance sheet.

(v) Acquisition

        In May 2007, the Company acquired certain assets and assumed certain liabilities of Plant Solutions Pty Ltd (Plant Solutions). Plant Solutions was a sales-agent of the Company that marketed products primarily in Australia and New Zealand. The Company acquired this business to expand its direct selling efforts in this region. The $1.3 million purchase price consisted of a $1.2 million cash payment and $0.1 million in transaction costs. In addition, there were $0.2 million in contingent payments that were paid in February 2008 pertaining to the resolution of certain closing items which resulted in an increase in the purchase price.

        Allocation of the purchase price was based on the fair value of the net assets acquired. The purchase price was allocated to the fair market value of assets acquired and liabilities assumed, as follows (in thousands):

Description	Amount	Life
Customer relationship asset	$779	3 years
Net fair value of tangible assets acquired, less liabilities assumed	708

Total purchase price	$1,487

        The results of Plant Solutions were included in the consolidated results beginning in June 2007. Pro forma information related to this acquisition was not presented, as the effect of this acquisition was not material.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(w) Immaterial Correction of Errors

        During the second and fourth quarter of fiscal 2008, the Company identified certain errors that originated in prior periods and concluded that the errors were not material to any of the previously reported periods. These immaterial errors were corrected in the second fiscal quarter 2008 Interim Financial Statements and in the information presented in the fourth quarter and full fiscal year financial statements and disclosures. The impact to certain captions in the consolidated statement of operations for fiscal 2008, resulting from these out-of-period components of the immaterial corrections, is as follows (in thousands):

	Three Months Ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
	Increase (Decrease)
Total revenues	—	(1,117)	—	(900)
Income (loss) from operations	—	(1,337)	—	(907)
Income (loss) before provision for income taxes	—	(486)	—	(747)
Net income (loss)	—	358	—	(1,009)

(x) Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS No. 157) which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. 157-2, "Effective Date of FASB Statement No 157" which permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In October 2008, the FASB issued FSP No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP SFAS No. 157-3). FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 for markets that are not active and provides an example to illustrate the key considerations in determining fair value when the market for a financial asset is not active. FSP SFAS No. 157-3 was effective upon being issued, including prior periods for which financial statements have not been issued. In April 2009, the FASB issued FSP No. SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP SFAS No. 157-4). FSP SFAS No. 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company will adopt SFAS No. 157 as of July 1, 2008. The Company is currently evaluating the effects, if any, that the adoption of SFAS No. 157 and the related FASB Staff Positions will have on the consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        In February 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value and provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Once an entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the statement of operations. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS No. 159 as of July 1, 2008. The Company expects that the adoption of SFAS No. 159 will not have a material impact on the consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141(R) effective July 1, 2009. the Company expects that the adoption of the provisions of SFAS No. 141(R) will have an impact on accounting for business combinations, however, the effect is primarily dependent upon future acquisitions.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of SFAS No. 160 as of July 1, 2009. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements as no minority interests are reported as of June 30, 2008.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—An amendment of FASB Statement No. 133." This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the provisions of SFAS No. 161 as of July 1, 2009 and is currently evaluating the effects, if any, of SFAS No. 161 on the disclosures to the financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS No. 162 to have a material impact on the consolidated financial statements.

        In May 2009 the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company will adopt SFAS No. 165 on April 1, 2009. The Company has determined that the adoption of SFAS No. 165 will not have a material impact on the consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets" (SFAS 166). SFAS 166 removes the concept of a Qualified Special Purpose Entity from SFAS 140 and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 166 in fiscal year 2011. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

(3) Restructuring Charges

        Restructuring charges consist of the following (in thousands):

	Year Ended June 30,
	2008	2007	2006
Restructuring Charges	$8,623	$4,634	$3,993

        During fiscal 2008, the Company recorded $8.6 million in restructuring charges. Of this amount, $0.4 million related to headcount reductions and $8.2 million primarily related to the closure of the Company's previous corporate headquarters and changes in the estimates of future operating costs and sublease assumptions related to restructuring programs originating in periods prior to June 30, 2007.

        At June 30, 2008, total restructuring liabilities consisted almost exclusively of $16.4 million for the closure of facilities. Management anticipates that payments of $4.8 million will be made over the next twelve months and the remaining $13.4 million will be made through fiscal 2013.

(a) Restructuring charges originally arising in the three months ended June 30, 2007

        In May 2007, the Company initiated a plan to relocate its corporate headquarters from Cambridge to Burlington, Massachusetts. The relocation resulted in the Company ceasing to use its prior corporate headquarters leased space, subleasing the space to a third party, and the relocation to a new facility. During the year ended June 30, 2008, the Company recorded a charge of $6.0 million associated with

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Restructuring Charges (Continued)

the relocation of certain departments to temporary space. The closure and relocation actions were completed in October 2007. These costs did not meet the criteria for accrual as of June 30, 2007.

Fiscal 2007 Restructuring	Closure/ Consolidation of Facilities
Accrued expenses, July 1, 2007	$—
Restructuring Charge	6,007
Payments	(1,452)
Accretion	319

Accrued expenses, June 30, 2008	$4,874

Expected final payment date	September 2012

(b) Restructuring charges originally arising in the three months ended June 30, 2005.

        In May 2005, the Company initiated a plan to consolidate several corporate functions and to reduce its operating expenses. The plan to reduce operating expenses primarily resulted in headcount reductions, and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million, recorded in the fourth quarter of fiscal 2005. During the years ended June 30, 2008, 2007 and 2006, the Company recorded an additional $0.8 million, $4.6 million and $1.8 million, respectively, in restructuring charges related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005.

        As of June 30, 2008, there were no remaining accruals associated with the plan. The following activity was recorded for the indicated years (in thousands):

Fiscal 2005 Restructuring	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2005	$84	$2,460	$2,544
Restructuring charge	615	1,178	1,793
Fiscal 2006 payments	(600)	(3,125)	(3,725)

Accrued expenses, June 30, 2006	99	513	612
Restructuring charge	1,001	3,634	4,635
Fiscal 2007 payments	(1,100)	(3,459)	(4,559)

Accrued expenses, June 30, 2007	—	688	688
Restructuring charge	269	545	814
Fiscal 2008 payments	(269)	(1,233)	(1,502)

Accrued expenses, June 30, 2008	$—	$—	$—

        Closure/consolidation of facilities:    Approximately $0.3 million, $1.0 million and $0.6 million of the restructuring charges recorded in fiscal 2008, 2007 and 2006, respectively, related to the termination of facility leases.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Restructuring Charges (Continued)

        Employee severance, benefits and related costs:    Approximately $0.5 million, $3.6 million and $1.2 million of the restructuring charges recorded in fiscal 2008, 2007, and 2006, respectively, related to the reduction in headcount. Approximately 130 employees, or 10% of the workforce, were eliminated under the restructuring plan. The employees were primarily located in North America and Europe. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

        Contract termination costs:    Approximately $0.3 million of the restructuring charge in fiscal 2005 related to charges associated with the termination of a contract for a future user conference. The contract was terminated in June 2005.

(c) Restructuring charges originally arising in the three months ended June 30, 2004

        In June 2004, the Company initiated a plan to reduce its operating expenses in order to better align its operating cost structure with the current economic environment and to improve operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During the year ended June 30, 2005, the Company recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. In addition, the Company recorded $0.4 million in restructuring charges related to the accretion of the discounted restructuring accrual and a $0.8 million decrease to the accrual related to changes in estimates of severance benefits and sublease terms. During the years ended June 30, 2008, 2007 and 2006, the Company recorded a $1.2 million and a $0.2 million decrease and a $0.7 million increase, respectively, to the accrual primarily due to changes in the estimate of future operating costs and sublease assumptions associated with the facilities, as well as accretion of $0.3 million, $0.3 million, and $0.4 million, respectively.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Restructuring Charges (Continued)

        As of June 30, 2008, there was $4.9 million remaining in accrued expenses relating to the remaining severance obligations and lease payments. The following activity was recorded for the indicated years (in thousands):

Fiscal 2004 Restructuring	Closure/ Consolidation of Facilities and Contract termination costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2005	$8,425	$232	$8,657
Fiscal 2006 payments	(2,645)	(67)	(2,712)
Restructuring charge—Accretion	432	—	432
Change in estimate—Revised assumption	643	27	670

Accrued expenses, June 30, 2006	6,855	192	7,047
Fiscal 2007 payments	(2,028)	(70)	(2,098)
Restructuring charge—Accretion	308	1	309
Change in estimate—Revised assumption	(176)	(31)	(207)

Accrued expenses, June 30, 2007	4,959	92	5,051
Fiscal 2008 payments	(1,631)	17	(1,614)
Restructuring charge—Accretion	256	—	256
Change in estimate—Revised assumption	1,259	(78)	1,181

Accrued expenses, June 30, 2008	$4,843	$31	$4,874

Expected final payment date	July 2016

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

        Employee severance, benefits and related costs:    Approximately $4.4 million of the fiscal 2005 restructuring charge, related to a reduction in headcount. In the aggregate, approximately 147 employees, or 9% of the workforce, were eliminated under the restructuring plan implemented by management. The fiscal 2005 restructuring charge related to employees that had not been notified in a manner that would allow for accrual as of June 30, 2004. Such accrual occurred in Q1 of fiscal 2005. A majority of the employees were located in North America, although Europe was affected as well. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

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

(3) Restructuring Charges (Continued)

(d) Restructuring charges originally arising in the three months ended December 31, 2002

        In October 2002, management initiated a plan to reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. The Company accounted for the restructuring charges in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring." These actions resulted in an aggregate restructuring charge of $28.7 million. During fiscal 2008, 2007 and 2006, the Company recorded a $0.1 and a $0.2 million decrease and a $1.0 million increase, respectively, to the accrual primarily due to a change in the estimate of the facility vacancy term.

        As of June 30, 2008, there was $6.4 million remaining in accrued expenses relating to the remaining lease payments. The following activity was recorded for the indicated years (in thousands):

Fiscal 2003 Restructuring	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Asset Impairments & Disposition Costs	Total
Accrued expenses, July 1, 2005	$11,698	$160	$78	$11,936
Fiscal 2006 payments	(2,848)	(65)	(78)	(2,991)
Change in estimate—Revised assumption	1,116	(95)	—	1,021

Accrued expenses, June 30, 2006	9,966	—	—	9,966
Fiscal 2007 payments	(1,730)	—	—	(1,730)
Change in estimate—Revised assumption	(193)	—	—	(193)

Accrued expenses, June 30, 2007	8,043	—	—	8,043
Fiscal 2008 payments	(1,587)	—	—	(1,587)
Change in estimate—Revised assumption	(54)	—	—	(54)

Accrued expenses, June 30, 2008	$6,402	$—	$—	$6,402

Expected final payment date	September 2012

(e) Restructuring charges originally arising in the three months ended June 30, 2002

        In the fourth quarter of fiscal 2002, management initiated a plan to reduce operating expenses and to restructure operations around the Company's two primary product lines, engineering software and manufacturing/supply chain software. The Company accounted for the related restructuring charges in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring." The Company reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $13.2 million. During fiscal 2008, 2007 and 2006, the Company recorded nominal increases to the accrual, as shown in the table below, due to changes in sublease assumptions.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Restructuring Charges (Continued)

        As of June 30, 2008, there was $0.2 million remaining in accrued expenses relating to lease payments. The following activity was recorded for the indicated years (in thousands):

Fiscal 2002 Restructuring	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, July 1, 2005	$782	$111	$893
Fiscal 2006 payments	(375)	(66)	(441)
Change in estimate—Revised assumption	75	—	75

Accrued expenses, June 30, 2006	482	45	527
Fiscal 2007 payments	(100)	2	(98)
Change in estimate—Revised assumption	2	1	3

Accrued expenses, June 30, 2007	384	48	432
Fiscal 2008 payments	(310)	13	(297)
Change in estimate—Revised assumption	161	(61)	100

Accrued expenses, June 30, 2008	$235	$—	$235

Expected final payment date	September 2012

(4) Secured Borrowings and Collateralized Receivables

        The Company has transferred customer installment and trade receivables to financial institutions that are accounted for as secured borrowings. The transferred receivables serve as collateral under the receivable sales facilities.

        At June 30, 2008 and 2007, receivables totaling $135.3 million and $245.1 million, respectively, were pledged as collateral for the secured borrowings. The secured borrowings totaled $147.2 million and $206.2 million as of June 30, 2008 and 2007, respectively. The collateralized installment receivables are presented at their net present value. The interest rates implicit in the installment receivables for the year ended June 30, 2008 was 8% and for the years ended 2007 and 2006 ranged from 5.0% to 9.0%. The Company recorded $15.1 million, $11.6 million and $14.9 million of interest income associated with the collateralized receivables for the years ended June 30, 2008, 2007, and 2006, respectively, and recognized $16.1 million, $17.5 million, and $18.5 million of interest expense associated with the secured borrowings. Proceeds from and payments on the secured borrowings are presented as components of cash flows from financing activities in the consolidated statements of cash flows. Reductions of secured borrowings are recognized as financing cash flows upon payment to the financial institution and operating cash flows from collateralized receivables are recognized upon customer payment of amounts due.

Traditional Programs

        The Company has arrangements (Traditional Programs) to transfer certain of its receivables to three financial institutions upon the mutual agreement of the Company and the financial institution for each such customer receivable. The transfers of customer receivables under these programs have been accounted for as secured borrowings. Under our arrangements with General Electric Capital Corporation, Bank of America and Silicon Valley Bank (SVB), both parties must agree to enter into

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Secured Borrowings and Collateralized Receivables (Continued)

each transaction and negotiate the borrowing amount and interest rate secured by each receivable. The Company received cash proceeds of $74.1 million, $148.9 million and $110.5 million for the years ended June 30, 2008, 2007 and 2006, respectively, related to these programs.

        The total collateralized receivables for the Traditional Programs approximate the amount of the secured borrowings recorded in the consolidated balance sheet. The collateralized receivables earn interest income and the secured borrowings accrue borrowing costs at approximately the same interest rates. When cash is received from a customer by the Company, the collateralized receivable balance is reduced and the related secured borrowing is reclassified to an accrued liability for amounts the Company must remit to the financial institution. The accrued liability is reduced when payment is remitted to the financial institutions. The terms of the customer installments receivable range from amounts that are due within 30 days to installment receivables that are due over five years. The Company acts as the servicer for the receivables in the SVB arrangement.

        Under the terms of the Traditional Programs the Company has transferred the receivables to the financial institutions with limited financial recourse to the Company. Potential recourse obligations are primarily related to one program that requires the Company to pay interest to the financial institution when the underlying customer has not paid by the installment due date. This recourse is limited to a maximum period of 90 days after the due date. The amount of outstanding installment receivables that has this potential recourse obligation is $63.3 million at June 30, 2008. This ninety-day recourse obligation is recognized as interest expense as incurred and totaled $0.4 million, $0.7 million, and $0.4 million for the years ended June 30, 2008, 2007, and 2006, respectively. Otherwise, recourse generally results from circumstances in which the Company failed to perform requirements related to contracts with the customer. Other than the specific items noted above, the financial institutions bear the credit risk of the customers associated with the receivables the institution purchased.

        In the ordinary course of the Company acting as a servicing agent for receivables transferred to SVB, the Company regularly receives funds from customers that are processed and remitted onward to SVB. While in the Company's possession, these cash receipts are contractually owned by SVB and are held by the Company on their behalf until remitted to the bank. Cash receipts held for the benefit of SVB recorded in the Company's cash balances and current liabilities totaled $0.9 million and $2.8 million as of the end of fiscal 2008 and 2007, respectively. Such amounts are restricted from use by the Company.

        In June 2008, the Company paid the outstanding amount under the Bank of America program at its carrying value of $2.7 million inclusive of a one percent pre-payment penalty.

Securitization of Accounts Receivable

        The Fiscal 2005 and Fiscal 2007 securitization transactions (described below) include collateralized receivables whose value exceeds the related borrowings from the financial institutions. The Company receives and retains collections on these securitized receivables after all borrowing and related costs are paid to the financial institution. The financial institutions' rights to repayment are limited to the payments received from the collateralized receivables. The collateralized receivables earn interest income and the secured borrowings result in interest expense. Generally, the secured borrowings incur a higher interest rate than the implicit rates in the receivables due to the credit rating of the receivables collateralized under the borrowings. The Company acts as the servicer under both of these

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Secured Borrowings and Collateralized Receivables (Continued)

arrangements and the customer collections are used to repay the secured borrowings, interest and related costs. Both securitizations were paid off during fiscal 2008.

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

        In March 2008, the Company paid the outstanding amount of the Fiscal 2007 Securitization at its carrying value of $12.2 million plus a termination fee of $0.8 million, and future borrowings under this securitization are no longer available. Unamortized debt issuance costs totaling $0.5 million were charged to expense at that time. The transaction resulted in a reclassification to accounts receivable of $2.6 million and to current installments receivable of $7.6 million from the current portion of collateralized receivables, and $14.1 million from non-current collateralized receivables to non-current installment receivables.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Secured Borrowings and Collateralized Receivables (Continued)

        The secured borrowings consist of the following at June 30, 2008 and 2007 (in thousands):

	June 30,
	2008	2007
Traditional Programs—weighted average interest rate of 7.6% and 7.5% at June 30, 2008 and 2007, respectively	$147,207	$180,314
Fiscal 2005 Securitization—interest rate of 13% at June 30, 2007	—	9,072
Fiscal 2007 Securitization—interest rate of 9.3% at June 30, 2007	—	16,764

Total secured borrowings	147,207	206,150
Less current portion	47,202	101,826

Total secured borrowings, less current portion	$100,005	$104,324

        The cash payments on the collateralized receivables fund the secured borrowing payments, and the Company retains payments received on collateralized receivables that are in excess of the secured borrowings. The Company has no future cash obligations other than the limited recourse obligations noted above.

(5) Term Debt

        Term debt consisted of the following at June 30 (in thousands):

	2008	2007
Note payable of a UK subsidiary due in quarterly installments plus interest at 9% per year, through March 2008	$—	$193
Less—Current portion	—	193

Long term portion	$—	$—

        The term debt noted above was paid off in full in March 2008.

(6) Line of Credit

        In January 2003 and through subsequent amendments, the Company executed a loan arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $25.0 million or (ii) 80% of eligible domestic receivables. The line of credit bears interest at the bank's prime rate (5.0% at June 30, 2008) plus 0.5%. If the Company maintains a $10.0 million compensating cash balance with the bank the unused line of credit fee will be 0.1875% per annum, otherwise it will be 0.375% per annum. The line of credit is collateralized by substantially all of the Company's assets and the Company is required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of June 30, 2008, the Company was not in compliance with certain requirements under the terms of the loan arrangement and has obtained waivers for such non-compliance. Furthermore, the terms of the Loan Arrangement restrict the Company's ability to pay dividends, with the exception of common stock dividends or preferred stock dividends paid in cash.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Line of Credit (Continued)

        On May 15, 2009, we executed an amendment to the loan arrangement that adjusted certain terms of the covenants, including modifying the date we must provide monthly unaudited and annual audited financial statements to the bank and the maturity date of the credit loan, which was extended to November 15, 2009. As of June 30, 2008, there were $7.5 million in letters of credit outstanding under the line of credit, and there was $16.2 million available for future borrowing.

(7) Supplemental Balance Sheet Information

        Property, plant and equipment in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2008	2007
	(In thousands)
Property, plant and equipment—at cost
Computer Equipment	$9,908	$7,687
Purchased Software	24,756	21,397
Furniture & Fixtures	6,311	5,521
Leasehold Improvements	4,009	3,788
Accumulated Depreciation	(33,185)	(31,858)

Property, plant and equipment—net	$11,799	$6,535

        The Company accounts for asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" and FIN 47 "Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS No. 143". As of June 30, 2008, the balance of the Company's asset retirement obligations was $0.4 million.

        Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2008	2007
Royalties and outside commissions	$6,576	$7,261
Payroll and payroll-related	19,434	21,378
Restructuring accruals	4,658	3,959
Amounts due to receivable sale facilities for collections	5,687	8,415
Other	25,392	26,055

Total accrued liabilities	$61,747	$67,068

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Supplemental Balance Sheet Information (Continued)

        Other liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2008	2007
Restructuring accruals	$11,727	$10,255
Deferred rent	2,562	2,864
Royalties and outside commissions	6,368	1,219
Other	24,378	2,329

Total other liabilities	$45,035	$16,667

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Preferred Stock (Continued)

        Each share of Series D Preferred was entitled to vote on all matters in which holders of common stock were entitled to vote, receiving a number of votes equal to the number of shares of common stock into which it was then convertible. In addition, holders of Series D-1 Preferred, as a separate class, were entitled to elect a certain number of directors, based on a formula as defined in the Series D Preferred Certificate of Designations. The holders of the Series D-1 Preferred were entitled to elect a number of the Company's directors calculated as a ratio of the Series D-1 Preferred voting power as compared to the total voting power of the Company's common stock. The Series D-1 Preferred holders were elected as three of the six current directors of the Company.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Preferred Stock (Continued)

        In the accompanying consolidated statements of operations, the accretion of preferred stock discount and dividend consist of the following (in thousands):

	June 30,
	2008	2007	2006
Accrual of dividend on Series D preferred	$—	$(5,498)	$(11,518)
Accretion of discount on Series D preferred	—	(1,792)	(3,865)

	$—	$(7,290)	$(15,383)

Registration Rights

        In May 2006, the Company received a demand letter from the Series D-1 Preferred holders, in accordance with the terms of their investor rights agreement with the Company, requesting registration of all of the shares of common stock issued or issuable upon the conversion of Series D-1 Preferred and the exercise of their warrants in connection with an underwritten public offering per the terms defined in the investor rights agreement. The Company is required to register the underlying shares at its expense. As of June 30, 2008, the total number of outstanding shares of common stock that would be included by their registration demand letter is 29,512,336.

(9) Stock-Based Compensation

Stock Compensation Plans

        In May 2005, the shareholders approved the establishment of the 2005 Stock Incentive Plan (the 2005 Plan), which provides for the reservation of up to 4,000,000 shares of common stock for issuance under the 2005 Plan. The 2005 Plan provides for the grant of incentive and nonqualified stock options and other stock-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. Restricted stock and other stock-based awards granted under the 2005 Plan may not exceed, in the aggregate, 2,000,000 shares of common stock. As of June 30, 2008, there were 3,152,530 shares of common stock available for issuance subject to awards under the 2005 Plan.

        In December 2000, the shareholders approved the establishment of the 2001 Stock Option Plan (the 2001 Plan), which provides for the issuance of incentive stock options and nonqualified options. Under the 2001 Plan, the Board of Directors could grant stock options to purchase up to an aggregate of 4,000,000 shares of common stock. At July 1, 2002, July 1, 2003 and July 1, 2004, the 2001 Plan was expanded to cover an additional 5% of the outstanding shares on the preceding June 30. In no event, however, may the number of shares subject to incentive options under the 2001 Option Plan exceed 8,000,000 unless the 2001 Plan is amended and such amendment is approved by the shareholders. As of June 30, 2008, there were 254,074 shares of common stock available for grant under the 2001 Plan.

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

        Employees are granted options to purchase shares of common stock on the last business day of each semi-annual payment period for 85% of the market price of the common stock on the first or last business day of such payment period, whichever was less. The purchase price for such shares was paid through payroll deductions, and the June 30, 2008, maximum allowable payroll deduction was 10% of each eligible employee's compensation. Under the plan, the Company issued 315,751 shares in 2005, 188,119 shares in 2006, and 107,862 shares in 2007. On July 1, 2007, the Company issued 51,311 shares under the 1998 Employee Stock Purchase Plan. The Company discontinued the plan as of June 30, 2008.

General Award Terms

        The Company issues stock options to its employees and outside directors, restricted stock units to its employees and provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those options generally vest over four years and have 7 or 10-year contractual terms. Restricted stock units vest over four years (if performance conditions are met). Historically, the Company's practice has been to settle stock option exercises and restricted stock vesting through newly issued shares.

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

        Prior to the adoption of SFAS No. 123(R) on July 1, 2005, the Company used the intrinsic value method to account for employee stock awards. Under the intrinsic value method, compensation cost was measured as the difference between the exercise price of the award and the grant date fair market value. The Company has elected the modified prospective transition method for adopting SFAS No. 123(R), and consequently prior periods have not been modified. Under this method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption (July 1, 2005). The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS No. 123, "Accounting for Stock-Based

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Stock-Based Compensation (Continued)

Compensation" (SFAS No. 123). Stock-based compensation is included in the following categories (in thousands):

	Years Ended June 30,
	2008	2007	2006
Recorded as expense:
Cost of service and other	$1,254	$1,522	$1,442
Selling and marketing	3,345	3,424	2,534
Research and development	1,411	1,915	1,239
General and administrative	4,590	4,201	3,015

	10,600	11,062	8,230
Capitalized computer software development costs:	18	57	148

Total stock-based compensation	$10,618	$11,119	$8,378

        In connection with the Company's failure to timely file its reports under the Securities Exchange Act of 1934 and consequent lack of an effective registration statement covering shares issuable in connection with certain equity grant awards; in December 2007 the Board of Directors voted to extend the period of time within which such awards may be exercised. With that modification and in accordance with SFAS 123(R), "Share Based Payment", the fair values of outstanding stock option awards were re-measured. As a result, the stock option modification resulted in incremental compensation cost of $1.5 million that was recorded during the second fiscal quarter of 2008. No awards have been granted while the Company's SEC filings are not current.

        The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock compensation. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the year ended June 30, 2008 were calculated using the following assumptions:

	Year Ended June 30, 2008	Year Ended June 30, 2007		Year Ended June 30, 2006
	Stock Option Plans	Stock Option Plans	Stock Purchase Plans	Stock Option Plans	Stock Purchase Plans
Weighted-average fair values of options granted	$7.26	$7.11	$3.26	$4.20	$4.73
Average risk-free interest rate	4.41%	4.79%	5.03%	4.56%	4.02%
Expected dividend yield	None	None	None	None	None
Expected life	5.00	5.0 to 6.0	0.5	6.0	0.5
Expected volatility range	80%	80 - 85%	42 - 53%	85%	42%
Weighted average expected volatility	80%	80%	46%	85%	42%

        The dividend yield of zero is based on the fact that the Company has never paid cash dividends on common stock and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company's common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the U.S. Treasury zero-coupon bonds with a maturity commensurate with the expected life of the options on the date of grant. In fiscal 2008, the Company calculated the estimated life based upon historical exercise behavior.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Stock-Based Compensation (Continued)

        A summary of stock option and RSU activity under all stock option plans in fiscal 2008 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000's)	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2007	8,311,565	$7.64			663,200	$10.42
Granted	40,000	10.86			—	—
Vested (RSUs)	—	—			(272,965)	10.42
Exercised	(362,605)	7.71			—	—
Cancelled / Forfeited	(103,047)	11.20			(68,730)	10.42

Outstanding at June 30, 2008	7,885,913	$7.63	6.0		321,505	$10.42

Exercisable at June 30, 2008	6,281,060	$7.59	5.7	$39,984

Vested and expected to vest at June 30, 2008	7,548,404	$7.62	5.6	$47,025	276,162	$10.42

        The weighted average grant-date fair value of RSU's granted during fiscal 2007 was $10.42; there were no RSU grants in fiscal 2008 or 2006. For the year ended June 30, 2008 the total fair value of shares vested from RSU grants was $3.8 million. At June 30, 2008, the total fair value of RSU's expected to vest was $3.7 million. At June 30, 2008 the remaining contractual term for all RSU grants was 2.1 years. At June 30, 2008, the total compensation cost related to unvested stock options and RSU's not yet recognized was $9.0 million. The weighted average period over which this will be recognized is approximately 1.3 years.

        The total intrinsic value of options exercised during the years ended June 30, 2008, 2007 and 2006 was $2.8 million, $10.4 million and $14.9 million, respectively. The Company received $2.8 million, $8.5 million and $11.0 million from option exercises during the years ended June 30, 2008, 2007 and 2006, respectively.

        At June 30, 2008, common stock reserved for future issuance or settlement under equity compensation plans was 11,787,522 shares.

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

(10) Common Stock

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

        In connection with the August 2003 Series D Preferred financing, the Company issued warrants with seven-year lives to purchase 7,267,286 shares of common stock at an exercise price of $3.33 per share. In July 2006, 6,006,006 warrants were exercised in a cashless exercise, resulting in the issuance of 4,369,336 shares of the Company's common stock. In November 2007, warrants to purchase 630,640 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 500,203 shares of common stock. As of June 30, 2008, warrants to purchase 630,640 shares of common stock were outstanding and exercisable at a price of $3.33.

(11) Income Taxes

        Income (loss) before provision for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2008	2007	2006
Domestic	$10,822	$46,939	$12,375
Foreign	17,200	11,026	4,031

Total	$28,022	$57,965	$16,406

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Income Taxes (Continued)

        The provisions for income taxes shown in the accompanying consolidated statements of operations are composed of the following (in thousands):

	Years Ended June 30,
	2008	2007	2006
Federal—
Current	$—	$—	$116
Deferred	457	—	—
State—
Current	1,419	1,365	906
Deferred	—	—	—
Foreign—
Current	6,010	7,868	12,066
Deferred	(4,808)	3,214	(3,147)

	$3,078	$12,447	$9,941

        The provision for income taxes differs from that based on the federal statutory rate due to the following (in thousands):

	Years Ended June 30,
	2008	2007	2006
Federal tax at statutory rate	$9,808	$20,288	$5,742
State income taxes	299	1,365	906
Subpart F and dividend income	3,695	8,625	2,974
Foreign taxes rate differences	(1,952)	2,343	3,153
Permanent differences	980	1,696	481
Tax credits	(2,988)	(8,375)	(3,479)
Federal and foreign tax contingencies	2,755	4,880	4,617
Valuation allowance	(10,235)	(18,375)	(4,453)
Other	716	—	—

Provision for income taxes	$3,078	$12,447	$9,941

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Income Taxes (Continued)

        The approximate tax effect of each type of temporary difference and tax carryforward is as follows (in thousands):

	June 30,
	2008	2007
Deferred tax assets:
Federal and state credits	$5,086	$14,833
Foreign tax credits	4,747	13,919
Federal and state loss carryforwards	—	1,483
Foreign loss carryforwards	4,949	5,766
Revenue	1,016	2,009
Restructuring accruals	5,538	4,832
Other reserves and accruals	15,120	10,308
Intangible assets	5,841	6,208
Property and leasehold improvements	6,770	7,816
Other temporary differences	9,129	6,648

	58,196	73,822
Deferred tax liabilities:
Revenue	(1,752)	(1,467)
Intangible assets	(2,305)	(266)
Property and leasehold improvements	(481)	(136)
Other temporary differences	(556)	(464)

	(5,094)	(2,333)
Valuation allowance	(44,236)	(72,114)

Net deferred tax assets (liabilities)	$8,866	$(625)

        Upon customer payment of certain foreign receivables, withholding taxes are withheld by customers and remitted to local tax authorities as required by statute. Under current U.S. tax law, these withholding taxes may be creditable against U.S. taxes payable subject to certain limitations. The withholding taxes are included in the foreign tax provision as they are withheld and remitted. Utilization of such taxes as foreign tax credits is recorded as a reduction of the domestic tax expense in the period it is more likely than not that these deferred tax assets will be realized. The Company has recorded a full valuation allowances against these credits, and will recognize the benefit of these credits only when it is more likely than not that these deferred tax assets will be realized.

        During the years ended June 30, 2008 and 2007, the Company utilized tax net operating loss carryforwards (foreign tax credit carryovers for 2008) to reduce the current provision by $14.3 million and $16.1 million, respectively. As of June 30, 2008, the Company has generated U.S. federal net operating loss (NOL) carryforwards of $27.5 million, all of which relate to stock compensation tax deductions in excess of book compensation expense. The Company records these tax benefits only when such deductions reduce taxes payable as determined on a "with and without" basis. Accordingly, this NOL will reduce federal taxes payable if realized in future periods, but NOL related to such benefits are not included in the table above. The Company has foreign loss carryforwards of $15.4 million which expire beginning in 2009 through no expiration date.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Income Taxes (Continued)

        The Company also has foreign tax credits (FTCs), research and development credits, and alternative minimum tax (AMT) credit carryforwards. These benefits are subject to a full valuation allowance and will reduce tax expense in the period that they are realized or the valuation allowance is removed if realization is considered more likely than not. The tax credits and foreign NOL carryforwards expire at various dates from 2009 through 2027, while the AMT credit carryforwards have unlimited carryforward periods.

        The Company has determined that it underwent an ownership change (as defined under section 382 of the Internal Revenue Code of 1986, as amended) during the year ended June 30, 2004. As such, the utilization of the Company's federal NOLs and tax credits is limited. Moreover, an ownership change also occurred under the laws of certain states and foreign countries in which the Company has generated NOLs and tax credits. Accordingly, these NOL and tax credits will also be limited under rules similar to those of section 382. These limitations impact the amount of NOL, if any, that may be utilized in a given year. The full amount of the federal NOL carryforward as of June 30, 2008 is subject to these limitations and would be limited to an approximate $7 million per year limitation. The federal NOLs as of June 30, 2008 begin to expire in 2021.

        On July 1, 2007, the Company adopted FIN48. A reconciliation of the FIN48 balances is as follows (in thousands):

Year Ended June 30, 2008
Balance as of July 1	23,684
Gross decreases—tax positions in prior period	(5,961)
Gross increases—tax positions in current period	5,975
Currency translation adjustment	1,133

Balance as of June 30	24,831

        The company's policy is to recognize interest and penalties related to income tax matters as income tax expense and accordingly, the Company recorded approximately $2.1 million for interest and penalties during the year ended June 30, 2008. As of June 30, 2008, the Company had approximately $7.9 million of accrued interest and penalties related to uncertain tax positions. At June 30, 2008, the total amount of unrecognized tax benefits is $24.8 million, and of that amount, $13.5 million, if recognized would reduce the effective tax rate. The Company estimates that the total amount of unrecognized tax benefits that will change within the next twelve months is approximately $1.7 million.

        The Company's U.S. and foreign tax returns are subject to periodic compliance examinations by various local and national tax authorities through periods defined by tax codes in the applicable jurisdiction. The Company's operating entities in Canada are subject to audit from the year 2002, in the UK from 2004, and other international subsidiaries from 2003 through 2008. The Company's U.S. open tax periods are from 2005 through 2008, although examination may extend back to the period that net operating losses and tax credit benefits were generated as a result of their utilization in a subsequent return.

        In connection with examinations of tax filings, tax contingencies can arise from differing interpretations of applicable tax laws and regulations relative to the amount, timing or proper inclusion or exclusion of revenues and expenses in taxable income or loss. For periods that remain subject to

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Income Taxes (Continued)

examination, the Company has asserted and unasserted potential assessments that are subject to final tax settlements. As of June 30, 2008, the Company has accrued $32.8 million related to potential tax, penalties, and interest, based on management's estimate of adjustments to previously filed tax returns for the open audit periods in all jurisdictions. Of this amount, the Company has potential foreign tax obligations related to specific issues in international locations and has accrued $18.2 million related to these matters as of June 30, 2008. Total domestic tax reserves are $14.6 million. The ultimate amount of taxes due for these periods will not be known until examinations are completed or the audit periods are closed and settled. While the Company believes it has adequately provided for all probable exposures, the ultimate amounts concluded with tax authorities could be different than its accrued position. Accordingly, adjustments for domestic and foreign tax contingencies could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved, and such adjustments could be material.

        The Company has an ongoing audit for fiscal 2000 in Canada. The Canada Revenue Agency, or CRA, has proposed an increase to taxable income of CAD 13.6 (USD $12.8) million for fiscal 2000, primarily related to transfer pricing matters. The Company has reviewed the basis of the CRA proposed adjustment and believes that it was based on incorrect information. The Company has proposed to CRA an increase of CAD 3.6 (USD $3.4) million in taxable income and has accrued taxes payable, including estimated interest and penalties, of $3.2 million as of June 30, 2008, an increase of $0.5 million in 2008. In addition, the Company has other uncertain tax positions for other open audit periods in Canada. The uncertain tax positions primarily relate to the application of the Company's transfer pricing policies for transactions among its consolidated subsidiaries, failure to properly account for deemed dividends due to the lack of timely settlement of intercompany transactions, accounting for revaluation of foreign denominated transactions, and other positions for which it expects to file amended tax returns pursuant to voluntary disclosure discussions with CRA. The Company has recorded estimated tax obligations, including interest and penalties when applicable, associated with these open audit periods.

(12) Operating Leases

        The Company leases its facilities and various office equipment under non-cancellable operating leases with terms in excess of one year. Rent expense charged to operations was approximately $7.4 million, $7.9 million, and $7.5 million for the years ended June 30, 2008, 2007 and 2006, respectively. Future minimum lease payments under these leases and scheduled sublease payments as of June 30, 2008 are as follows (in thousands):

Years ended June 30,	Gross Payments	Scheduled Sublease Payments	Net Payments
2009	$13,065	$1,263	$11,802
2010	10,049	1,216	8,833
2011	8,942	1,065	7,877
2012	7,689	765	6,924
2013	4,877	311	4,566
Thereafter	8,934	490	8,444

Total	$53,556	$5,110	$48,446

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Operating Leases (Continued)

        Due to various restructuring activities (See Note 3) the Company has vacated certain of its leased space and is subleasing a portion of this space. The scheduled sublease payments are listed above.

        The Company has issued approximately $7.5 million of standby letters of credit in connection with certain facility leases that expire through 2016.

        In May 2007, the Company entered into a lease agreement with respect to office space in Burlington, Massachusetts. Commencing September 1, 2007, the Company moved its principal corporate offices to this location and occupied 60,177 square feet of space. The initial term of the lease commenced with respect to (a) 31,174 square feet of leased premises on September 1, 2007, (b) an additional 29,003 square feet on October 1, 2007 and (c) an additional 1,309 square feet of leased space on October 26, 2007 (d)an additional 1,680 square feet on March 27, 2008 and (e) an additional 11,893 square feet on August 1, 2008. The initial term of the lease will expire seven years and four months following the term commencement date for the third phase of the leased premises. Subject to the terms and conditions of the lease, the Company may extend the term of the lease for two successive terms of five years each at 95% of the then market rate. Under the lease, the Company will pay additional rent for its proportionate share of operating expenses and taxes. Future minimum lease payments through January 2015 under this lease of $12.9 million are included in the table above.

        On September 5, 2007, the Company entered into an additional sublease agreement related to its former office space in Cambridge, Massachusetts, effective October 1, 2007 for approximately 50,000 square feet that expires on September 30, 2012. As of June 30, 2008, the Company had multiple agreements that expire through 2012 to sublease approximately 94,557 square feet of space in our former office space in Cambridge. These sublease agreements represent $2.6 million of scheduled sublease payments and are included in the above table.

(13) Commitments and Contingencies

(a) FTC settlement and Related Honeywell Litigation

        In December 2004, the Company entered into a consent decree with the Federal Trade Commission (FTC) with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that the Company's acquisition of Hyprotech Ltd. and related subsidiaries of AEA Technology plc (Hyprotech) in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, the Company entered into an agreement with Honeywell International, Inc. on October 6, 2004 (Honeywell Agreement), pursuant to which the Company transferred its operator training business and its rights to the intellectual property of various legacy Hyprotech products.

        On December 23, 2004, the Company completed the transactions contemplated by the Honeywell Agreement. Under the terms of the transactions:

  •
  the Company agreed to a cash payment of approximately $6.0 million from Honeywell in consideration of the transfer of the Company's operator training services business, the Company's covenant not to compete in the operator training business until the third anniversary of the closing date, and the transfer of ownership of the intellectual property of the Company's Hyprotech engineering products, $1.2 million of which was held back by Honeywell subject to release upon resolution of any adjustments for uncollected billed accounts receivable and unbilled accounts receivable, as discussed below;

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Commitments and Contingencies (Continued)

  •
  the Company transferred and Honeywell assumed, as of the closing date, approximately $4.0 million in accounts receivable relating to the operator training business; and

  •
  the Company entered into a two-year support agreement with Honeywell under which the Company agreed to provide Honeywell with source code to new releases of the Hyprotech engineering products provided to customers under standard software maintenance services agreements.

        The Honeywell transaction resulted in a deferred gain of $0.2 million, which was amortized over the two-year life of the support agreement, and was subject to a potential increase of the gain of up to $1.2 million upon resolution of the holdback payment issue, which is discussed below.

        The Company is subject to ongoing compliance obligations under the FTC consent decree. The Company has responded to numerous requests by the Staff of the FTC for information relating to the Staff's investigation of whether the Company has complied with the consent decree. In addition, the FTC has voted to recommended the Consumer Litigation Division (Division) of the U.S. Department of Justice that the Division commence litigation against the Company relating to its alleged failure to comply with certain aspects of the decree. A decision is still pending at the Division on whether to pursue litigation, and no action has been filed. Although the Company believes that it has complied with the consent decree and that the assertions by the FTC Staff are without merit, the Company is engaged in settlement discussions with the FTC Staff regarding this matter. If the Company and the FTC are unable to reach a settlement on terms acceptable to the Company, litigation or administrative proceedings may ensue, in which case the Company could be required to pay substantial legal fees and, if the FTC or a court were to determine that the Company has not complied with its obligations under the consent decree, the Company could be subject to one or more of a variety of penalties, fines, injunctive relief and other remedies, any of which might materially limit the Company's ability to operate under its current business plan, which could have a material adverse effect on the Company's operating results, cash flows and financial position.

        In March 2007, the Company was served with a complaint and petition to compel arbitration filed by Honeywell in New York State Supreme Court. The complaint alleges that the Company failed to comply with its obligations to deliver certain technology under the Honeywell Agreement referred to above, that the Company owes approximately $800,000 to Honeywell under the Honeywell Agreement, and that Honeywell is entitled to some portion of the $1.2 million holdback retained by Honeywell under the holdback provisions of the Honeywell Agreement, plus unspecified monetary damages. In accordance with the Honeywell Agreement, certain of Honeywell's claims relating to the holdback were the subject of a proceeding before an independent accountant, who determined in December 2008 that the Company was entitled to a portion of the holdback. Although the Company believes many of Honeywell's claims to be without merit and intends to defend the claims vigorously, the Company and Honeywell have engaged in settlement negotiations, and have reached a settlement in principle, subject to certain conditions. If these conditions are not realized, it is possible that the litigation and resolution of the claims could resume and have an adverse impact on the Company's financial position and results of operations.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Commitments and Contingencies (Continued)

(b) Other Litigation

SEC action and U.S. Attorney's office criminal complaint

        In January 2007, the SEC filed civil enforcement complaints in the United States District Court in and for the District of Massachusetts alleging securities fraud and other violations against three of the Company's former executive officers, David McQuillin, Lisa Zappala and Lawrence Evans, arising out of six transactions in 1999 through 2002 that were reflected in the Company's originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which was restated in March 2005 (the Company and each of these former executive officers had also received "Wells Notice" letters of possible enforcement proceedings by the SEC in June and July 2006). On the same day the SEC complaints were filed, the U.S. Attorney's Office for the Southern District of New York filed a criminal complaint against David McQuillin alleging criminal securities fraud violations arising out of two of those transactions. Mr. McQuillin pled guilty in March 2007 and was sentenced in October 2007. On November 12, 2008, Mr. McQuillin and Mr. Evans entered into final settlements of the civil enforcement actions with the SEC without admitting or denying liability. On February 25, 2009 Ms. Zappala also consented to the entry of a Final Judgment against her without admitting or denying liability.

Class action and opt-out claims

        In March 2006, the Company settled class action litigation, including related derivative claims, arising out of the restated consolidated financial statements that include the periods referenced in the SEC enforcement action and the criminal complaint discussed above. Members of the class who opted out of the settlement (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period) may bring or have brought their own state or federal law claims against the Company, referred to as "opt-out" claims.

        As described below, separate actions were filed on behalf of the holders of approximately 1.1 million shares who either opted out of the class action settlement or were not covered by that settlement. As noted below, one of these actions has been settled. The claims in the remaining actions include claims against the Company and one or more of its former officers alleging securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in the Company's restated consolidated financial statements referenced in the class action.

  •
  Feldman v. Aspen Technology, Inc., et al., filed on July 17, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-3021-BLS2 in that court, is an opt-out claim asserted by an individual who received 323,324 shares of the Company's common stock in an acquisition. The Company reached a settlement with the plaintiff effective as of March 31, 2009 providing for dismissal of all the plaintiff's claims with prejudice.

  •
  Blecker, et al. v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, is an opt-out claim asserted by persons who received 248,411 shares of the Company's common stock in an acquisition. Fact discovery in this action closed on July 18, 2008, and the court has scheduled trial to begin on November 2, 2009. On October 17,

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Commitments and Contingencies (Continued)

    2008, the plaintiffs filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., Civ. A. No. 08-4625-BLS1 (Blecker II). The sole claim in Blecker II is based on the Massachusetts Uniform Securities Act. The Company served a motion to dismiss on December 3, 2008 which the plaintiffs have opposed.

  •
  380544 Canada, Inc., et al. v. Aspen Technology, Inc., et al., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of the Company's common stock in a private placement. Discovery had been stayed pending resolution of certain motions to dismiss filed by other defendants, which motions were resolved on May 5, 2009. Fact discovery may now proceed.

        The remaining claims in the Blecker and 380544 Canada actions referenced above are for damages totaling at least $20 million, not including claims for treble damages and attorneys' fees. If these actions are not dismissed or settled on terms acceptable to the Company, the Company plans to defend the actions vigorously. The Company can provide no assurance as to the outcome of these opt-out claims or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against the Company for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on the Company's business.

Other

        The Company is currently defending a customer claim in excess of $5 million that certain of its software products and implementation services failed to meet customer expectations. Although the Company is defending the claim vigorously, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect the Company's results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Commitments and Contingencies (Continued)

        The Company maintains strategic alliance relationships with third parties, including resellers, agents and systems integrators (each referred to as a reseller) that market, sell and/or integrate the Company's products and services. The cessation or termination of certain relationships, by the Company or a reseller, may subject the Company to material liability and/or expense. This material liability and/or expense includes potential payments due upon the termination or cessation of the relationship by either the Company or a reseller, costs related to the establishment of a direct sales presence, or development of a new reseller in the territory. No such events of termination or cessation have occurred through May 31, 2009. The Company is not able to reasonably estimate the amount of any such liability and/or expense if such an event were to occur, given the range of factors that could affect the ultimate determination of the liability, including possible claims related to the validity of the arrangements or contract terms. Actual payments from an event could be in the range of zero to $39 million. If the Company reacquires the territorial rights for an applicable sales territory and establishes a direct sales presence, future commissions otherwise payable to a reseller for existing customer maintenance contracts and other intangible assets may be assumed from the reseller. If any of the foregoing were to occur, the Company may be subject to litigation and liability such that operating results, cash flows and financial condition could be materially and adversely affected.

(14) Retirement and Profit Sharing Plans

        The Company maintains a defined contribution retirement plan under Section 401(k) of the IRC covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the IRC, which would otherwise be payable to the participant for any plan year. The Company may make discretionary contributions to this plan, including making matching contributions up to a maximum of 6% of an employee's pretax contribution. In each of the fiscal years ended June 30, 2008, 2007 and 2006, the Company made matching contributions of approximately $0.8 million. These contributions, which vested immediately, were expensed in each respective year. Additionally, the Company maintains certain government mandated and defined contribution plans throughout the world.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Other Investments

        In November 2000, the Company invested $0.6 million in a global chemical business-to-business e-commerce company supporting major chemical companies in Asia. This investment entitles the Company to a minority interest in this company and is accounted for using the cost method and, accordingly, is being valued at cost unless an other-than-temporary impairment in its value occurs. No impairments have been recognized through June 30, 2008. This investment is included in other assets in the accompanying consolidated balance sheet.

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

        The Company has three operating segments: license, professional services and maintenance and training. The chief operating decision maker assesses financial performance and allocates resources based upon the three lines of business.

        The license line of business is engaged in the development and licensing of software. The professional services line of business offers implementation, advanced process control, real-time optimization and other professional services in order to provide its customers with complete solutions. The maintenance and training line of business provides customers with a wide range of support services that include on-site support, telephone support, software updates and various forms of training on how to use the Company's products.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company does not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Segment and Geographic Information (Continued)

        The following table presents a summary of operating segments (in thousands):

	License	Professional Services	Maintenance and Training	Total
Year ended June 30, 2006—
Segment revenues	$153,730	$64,608	$76,078	$294,416
Segment expenses	57,394	44,607	14,239	116,240

Segment operating profit(1)	$96,336	$20,001	$61,839	$178,176

Year ended June 30, 2007—
Segment revenues	$199,761	$62,653	$78,615	$341,029
Segment expenses	65,992	44,654	15,711	126,357

Segment operating profit(1)	$133,769	$17,999	$62,904	$214,672

Year ended June 30, 2008—
Segment revenues	$168,404	$59,708	$83,501	$311,613
Segment expenses	68,950	43,303	14,439	126,692

Segment operating profit(1)	$99,454	$16,405	$69,062	$184,921

(1)
The Segment operating profits reported reflect only the direct expenses of the operating segment and do not contain an allocation for selling and marketing, general and administrative, development and other corporate expenses incurred in support of the segments.

Reconciliation to income before provision for taxes:

	Year Ended June 30,
	2008	2007	2006
	(In thousands)
Total segment operating profit for reportable segments	$184,921	$214,672	$178,176
Cost of license and amortization for technology related costs	(15,916)	(21,134)	(25,364)
Marketing	(17,583)	(14,806)	(14,219)
Research and development	(33,820)	(31,182)	(31,847)
General and administrative and overhead	(74,330)	(71,989)	(67,154)
Stock compensation and employee tax reimbursements	(10,600)	(9,293)	(10,498)
Corporate and executive bonuses	(5,476)	(5,899)	(5,967)
Restructuring charges and FTC legal costs	(8,623)	(4,634)	(3,993)
Gain (loss) on sales and disposals of assets	66	(332)	(300)
Foreign currency exchange gain (loss)	3,384	(734)	(2,874)
Interest and other income and expense	6,001	3,296	446

Income before provision for income taxes	$28,024	$57,965	$16,406

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Segment and Geographic Information (Continued)

Geographic Information:

        Revenues to external customers is attributed to individual countries based on the location the product or services are sold. Domestic and international sales as a percentage of total revenues are as follows:

	Years Ended June 30,
	2008	2007	2006
United States	36.4%	47.2%	42.9%
Europe	33.3	29.9	30.5
Other	30.3	22.9	26.6

	100.0%	100.0%	100.0%

        During the years ended June 30, 2008, 2007 and 2006 there were no customers that individually represented greater than 10% of the Company's total revenue.

        The Company has long-lived assets of approximately $15.2 million that are located domestically and $2.7 million that reside in other geographic locations as of June 30, 2008.

(17) Quarterly Financial Data (Unaudited)

        The following tables present quarterly consolidated statement of operations data for fiscal 2008 and 2007. The below data is unaudited but, in the Company's opinion, reflects all adjustments necessary for a fair presentation of this data in accordance with GAAP.

	Three Months Ended
	June 30, 2008(1)	March 31, 2008	December 31, 2007(1)	September 30, 2007
	(in thousands, except per share data)
Net revenue	$98,312	$74,244	$74,219	$64,838
Gross profit	76,384	52,794	52,319	45,123
Income (loss) from operations	21,074	1,872	4,070	(8,379)
Income (loss) applicable to common stockholders	20,658	4,033	9,258	(9,003)
Earnings (loss) per common share:
Basic	$0.23	$0.04	$0.10	$(0.10)
Diluted	$0.22	$0.04	$0.10	$(0.10)
Weighted average shares outstanding:
Basic	89,998	89,972	89,602	88,995
Diluted	94,162	93,834	94,730	88,995

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Quarterly Financial Data (Unaudited) (Continued)

	Three Months Ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
	(in thousands, except per share data)
Net revenue	$101,370	$79,500	$95,994	$64,165
Gross profit	78,009	55,677	72,150	41,633
Income (loss) from operations	24,008	6,892	24,520	(17)
Income (loss) applicable to common stockholders	17,937	4,940	20,685	(5,334)
Earnings (loss) per common share:
Basic	$0.20	$0.06	$0.36	$(0.10)
Diluted	$0.19	$0.06	$0.27	$(0.10)
Weighted average shares outstanding:
Basic	88,472	86,228	57,059	52,801
Diluted	93,299	91,876	90,534	52,801

(1)
See Note 2(w) regarding correction of immaterial errors.

(18) Subsequent Event

        On February 25, 2009, the Company announced that, effective February 26, 2009, Bradley T. Miller would be stepping down as the Company's senior vice president and chief financial officer.

EXHIBIT INDEX

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
3.1		Certificate of Incorporation of Aspen Technology, Inc., as amended		8-K	August 22, 2003	4

3.2		By-laws of Aspen Technology, Inc.		8-K	March 27, 1998	3.2

4.1		Specimen certificate for common stock, $.10 par value, of Aspen Technology, Inc.		8-A/A	June 12, 1998	4

4.1		Specimen certificate for common stock, $.10 par value, of Aspen Technology, Inc.		8-A/A	June 12, 1998	4

4.2		Rights Agreement dated March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent, including form of Certificate of Designation of Series A Participating Cumulative Preferred Stock and form of Right Certificate		8-K	March 27, 1998	4.1

4.2	a	Amendment No. 1 dated October 26, 2001 to Rights Agreement dated March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A/A	November 8, 2001	4.4

4.3		Form of WD Common Stock Purchase Warrants of Aspen Technology, Inc. dated August 14, 2003		8-K	August 22, 2003	99.3

10.1		Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.1

10.1	a	First Amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in-interest to Teachers Insurance and Annuity Association of America		10-K	September 28, 2000	10.2

10.1	b	Second Amendment to Lease Agreement dated August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P.		10-K	September 28, 2000	10.3

10.1	c	Amendment dated September 5, 2007 to Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and MA-Ten Canal Park, L.L.C.		10-K	April 11, 2008	10.1c

10.2		Sublease dated September 5, 2007 between Aspen Technology, Inc. and MA-Ten Canal Park L.L.C. regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.2

10.3		Lease dated May 7, 2007 between Aspen Technology, Inc. and One Wheeler Road Associates regarding 200 Wheeler Road, Burlington Massachusetts		10-K	April 11, 2008	10.3

10.4		System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.4

10.5		Amendment dated March 30, 1982 to System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.5

10.6	†	Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd. and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.1

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.6	a†	Amendment No. 1 dated December 23, 2004 to Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd., and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.2

10.7	†	Hyprotech License Agreement dated December 23, 2004 between Aspen Technology, Inc. and Honeywell International, Inc.		10-Q	March 15, 2005	10.3

10.8	†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Canada Ltd. and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.4

10.9	†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech Company and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.5

10.10	†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Ltd. and Honeywell Control Systems Limited		10-Q	March 15, 2005	10.6

10.11	†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech UK Ltd. and Honeywell Control Systems Limited		10-Q	March 15, 2005	10.7

10.13		Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13

10.13	a	Rider No. 1 dated December 14, 1994, to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13a

10.13	b	Rider No. 2 dated September 4, 2001 to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13b

10.13	c	Waiver and Consent Agreement dated March 31, 2009	X

10.15		Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 17, 2004	10.1

10.15	a	First Amendment dated June 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15a

10.15	b	Second Amendment dated September 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.1

10.15	c	Third Amendment dated December 31, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.8

10.15	d	Fourth Amendment dated March 8, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15d

10.15	e	Fifth Amendment dated March 31, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 10, 2005	10.1

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.15	f	Sixth Amendment dated December 29, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15f

10.15	g	Seventh Amendment dated July 17, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15g

10.15	h	Eighth Amendment dated September 15, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15h

10.15	i	Ninth Amendment dated January 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	May 10, 2007	10.3

10.15	j	Tenth Amendment dated April 13, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15j

10.15	k	Eleventh Amendment dated June 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15k

10.15	l	Twelfth Amendment dated October 16, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15l

10.15	m	Thirteenth Amendment dated December 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15m

10.15	n	Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		8-K	January 7, 2008	10.2

10.15	o	Fifteenth Amendment dated January 24, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.2

10.15	p	Sixteenth Amendment dated May 15, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.3

10.15	q	Seventeenth Amendment dated November 14, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.4

10.15	r	Eighteenth Amendment dated January 30, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.5

10.15	s	Nineteenth Amendment dated May 15, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.16		Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the lenders named therein.		8-K	June 20, 2005	10.1

10.17		Security Agreement dated June 15, 2005 between Aspen Technology Receivables II LLC and Guggenheim Corporate Funding, LLC		8-K	June 20, 2005	10.2

10.18		Release Letter dated December 28, 2007 relating to Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the Lenders named therein		8-K	January 7, 2008	10.1

10.19		Purchase and Sale Agreement dated June 15, 2005 between Aspen Technology, Inc. and Aspen Technology Receivables I LLC		8-K	June 20, 2005	10.3

10.20		Purchase and Resale Agreement dated June 15, 2005 between Aspen Technology Receivables I LLC and Aspen Technology Receivables II LLC		8-K	June 20, 2005	10.4

10.22		Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 14, 2003	10.1

10.22	a	Letter Agreement dated February 14, 2003 amending Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22a

10.22	b	First Loan Modification Agreement dated June 27, 2003 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 29, 2003	10.22

10.22	c	Second Loan Modification Agreement dated September 10, 2004 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 13, 2004	10.70

10.22	d	Third Loan Modification Agreement dated January 28, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22d

10.22	e†	Fourth Loan Modification Agreement dated April 1, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	May 10, 2005	10.2

10.22	f	Fifth Loan Modification Agreement dated May 6, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22f

10.22	g	Sixth Loan Modification Agreement dated June 15, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	June 20, 2005	10.5

10.22	h	Seventh Loan Modification Agreement dated September 13, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 13, 2005	10.79

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.22	i	Eighth Amendment to Loan and Security Agreement dated December 30, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22i

10.22	j	Ninth Loan Modification Agreement dated July 17, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech		10-K	April 11, 2008	10.22j

10.22	k	Tenth Loan Modification Agreement dated September 15, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 28, 2006	10.84

10.22	l	Eleventh Loan Modification Agreement dated September 27, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	November 14, 2006	10.3

10.22	m	Twelfth Loan Modification Agreement dated January 12, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	May 10, 2007	10.1

10.22	n	Thirteenth Loan Modification Agreement dated April 13, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22n

10.22	o	Fourteenth Loan Modification Agreement dated June 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22o

10.22	p	Fifteenth Loan Modification Agreement dated August 30, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22p

10.22	q	Sixteenth Loan Modification Agreement dated October 16, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22q

10.22	r	Seventeenth Loan Modification Agreement dated December 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	January 7, 2008	10.3

10.22	s	Eighteenth Loan Modification Agreement dated January 24, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.7

10.22	t	Nineteenth Loan Modification Agreement dated April 11, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.8

10.22	u	Twentieth Loan Modification Agreement dated May 15, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.9

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.22	v	Twenty-first Loan Modification Agreement dated June 12, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.10

10.22	w	Twenty-second Loan Modification Agreement dated July 15, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.11

10.22	x	Twenty-third Loan Modification Agreement dated September 30, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.12

10.22	y	Twenty-fourth Loan Modification Agreement dated November 14, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.13

10.22	z	Twenty-fifth Loan Modification Agreement dated January 15, 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.14

10.22	aa	Twenty-sixth Loan Modification Agreement dated May 15, 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X

10.23		Form of Negative Pledge Agreement dated January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 14, 2003	10.5

10.24		Security Agreement dated January 30, 2003 between Silicon Valley Bank and AspenTech Securities Corporation		10-Q	February 14, 2003	10.6

10.25		Unconditional Guaranty dated January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank		10-Q	February 14, 2003	10.7

10.26		Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank		10-K	September 29, 2003	10.23

10.27		Partial Release and Acknowledgement Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank		8-K	June 20, 2005	10.7

10.28		Partial Release and Acknowledgement Agreement dated September 27, 2006 among Silicon Valley Bank and Aspen Technology, Inc.		10-Q	November 14, 2006	10.6

10.29		Investor Rights Agreement dated August 14, 2003 among Aspen Technology, Inc. and the Stockholders named therein		8-K	August 22, 2003	99.1

10.30		Management Rights Letter dated August 14, 2003 among Aspen Technology, Inc. and the entities named therein.		8-K	August 22, 2003	99.2

10.31		Amended and Restated Registration Rights Agreement dated March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.		8-K	March 20, 2002	99.2

10.32	^	Aspen Technology, Inc. 1995 Stock Option Plan		S-8	September 9, 1996	4.5

10.33	^	Aspen Technology, Inc. Amended and Restated 1995 Directors Stock Option Plan		10-K	April 11, 2008	10.37

10.34	^	Aspen Technology, Inc. 1996 Special Stock Option Plan		10-K	September 29, 1997	10.23

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.35		PetrolSoft Corporation 1998 Stock Option Plan		S-8	July 28, 2000	4

10.36	^	Aspen Technology, Inc. Restated 2001 Stock Option Plan		10-K	September 28, 2006	10.54

10.37	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2001 Restated Stock Option Plan		10-Q	November 14, 2006	10.7

10.38	^	Aspen Technology, Inc. 2005 Stock Incentive Plan		8-K	June 2, 2005	99.1

10.39	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.8

10.40	^	Form of Restricted Stock Unit Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.9

10.41	^	Form of Restricted Stock Unit Agreement-G Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.10

10.42	^	Form of Confidentiality and Non-Competition Agreement of Aspen Technology, Inc.		10-K	April 11, 2008	10.45

10.43	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for the fiscal year ending June 30, 2007		8-K	July 6, 2006	99.1

10.44	^	Aspen Technology, Inc. Operations Executives Plan for the fiscal year ending June 30, 2007		8-K	July 6, 2006	99.2

10.45	^	Form of Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for the fiscal year ending June 30, 2008		8-K	June 20, 2007	99.1

10.46	^	Form of Aspen Technology, Inc. Operations Executives Plan for the fiscal year ending June 30, 2008		8-K	June 20, 2007	99.2

10.47		Form of Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for the fiscal year ending June 30, 2009		8-K	June 30, 2008	99.1

10.48		Form of Aspen Technology, Inc. Operations Executives Plan for the fiscal year ending June 30, 2009		8-K	June 30, 2008	99.2

10.49	^	Amended and Restated Employment Agreement effective October 3, 2007 between Aspen Technology, Inc. and Mark E. Fusco		8-K	December 13, 2004	99.1

10.50	^	Form of Executive Retention Agreement entered into by Aspen Technology, Inc. and each executive officer of Aspen Technology, Inc. (other than Mark E. Fusco)		10-Q	November 14, 2006	10.11

10.51	^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 1995 Stock Option Plan, as amended (Award Identification No. P040380)		8-K	January 5, 2007	10.1

10.52	^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P040002)		8-K	January 5, 2007	10.2

10.53	^	Amendment Number 1 dated December 29, 2006 to the Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P0405621)		8-K	January 5, 2007	10.3

14.1		Aspen Technology, Inc. Code of Conduct and Business Ethics		10-K	September 13, 2005	14.1

Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

21.1	Subsidiaries of Aspen Technology, Inc.	X

23.1	Consent of Deloitte & Touche LLP	X

23.2	Consent of KPMG, LLP	X

24.1	Power of Attorney (included in signature page to Form 10-K)	X

31.1	Certification of President and Chief Executive Officer and Acting Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

32.1	Certification of President and Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†
Confidential treatment requested as to certain portions

^
Management contract or compensatory plan