Form 10-Q
period 2008-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2009-11-09
CIK 929940

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

        As of October 18, 2009, there were 90,115,300 shares of the registrant's common stock (par value $0.10 per share) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,
	2008	2007
Revenues:
Software licenses	$49,637	$31,119
Service and other	36,769	33,719

Total revenues	86,406	64,838

Cost of revenues:
Cost of software licenses	2,622	3,376
Cost of service and other	16,519	16,339
Amortization of technology-related intangible assets	25	—

Total cost of revenues	19,166	19,715

Gross profit	67,240	45,123

Operating costs:
Selling and marketing	23,510	22,291
Research and development	11,267	11,677
General and administrative	14,115	12,288
Restructuring charges	34	7,226
Loss on sales and disposals of assets	4	20

Total operating costs	48,930	53,502

Income (loss) from operations	18,310	(8,379)
Interest income	5,915	6,198
Interest expense	(2,854)	(4,394)
Other (expense) income, net	(3,581)	163

Income (loss) before provision for taxes	17,790	(6,412)
Provision for income taxes	(6,137)	(2,591)

Net income (loss)	$11,653	$(9,003)

Earnings (loss) per common share:
Basic	$0.13	$(0.10)
Diluted	$0.12	$(0.10)
Weighted average shares outstanding:
Basic	90,019	88,995
Diluted	94,005	88,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	September 30, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$136,563	$134,048
Accounts receivable, net	48,333	86,870
Current portion of installments receivable, net	50,992	51,762
Current portion of collateralized receivables, net	49,600	43,186
Unbilled services	3,055	3,459
Prepaid expenses and other current assets	19,343	11,710
Deferred tax assets	1,898	2,305

Total current assets	309,784	333,340
Non-current installments receivable, net	91,244	82,528
Non-current collateralized receivables, net	83,852	92,163
Property, equipment and leasehold improvements, net	11,155	11,799
Computer software development costs	4,650	5,443
Other intangible assets, net	421	615
Goodwill	18,270	19,019
Non-current deferred tax assets	7,330	7,743
Other non-current assets	1,825	1,976

	528,531	554,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of secured borrowing	$51,228	$47,816
Accounts payable	4,610	6,586
Accrued expenses	43,687	61,746
Income taxes payable	17,670	13,877
Deferred revenue	68,322	86,551
Current deferred tax liability	439	457

Total current liabilities	185,956	217,033
Long-term secured borrowing	95,442	99,391
Deferred revenue	17,591	20,354
Non-current deferred tax liability	672	725
Other non-current liabilities	43,033	44,310
Commitments and contingencies (Note 9)
Series D redeemable convertible preferred stock, $0.10 par value—Authorized—3,636 shares as of September 30, 2008 and June 30, 2008 Issued and outstanding—none as of September 30, 2008 and June 30, 2008	—	—
Stockholders' equity:
Common stock, $0.10 par value—Authorized—120,000,000 shares Issued—90,260,314 shares as of September 30, 2008 and 90,235,526 shares at June 30, 2008 Outstanding—90,026,850 shares at September 30, 2008 and 90,002,062 shares at June 30, 2008	9,026	9,024
Additional paid-in capital	493,837	493,088
Accumulated deficit	(324,864)	(336,517)
Accumulated other comprehensive income	8,351	7,731
Treasury stock, at cost—233,464 shares of common stock as of September 30, 2008 and June 30, 2008	(513)	(513)

Total stockholders' equity	185,837	172,813

	$528,531	$554,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$11,653	$(9,003)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,334	2,825
Net foreign currency loss	3,959	447
Stock-based compensation	872	2,502
Non-cash interest expense from amortization of debt issuance costs	—	231
Loss on disposal of property, equipment and leasehold improvements	6	20
Deferred income taxes	761	(58)
Provision for doubtful accounts	(40)	565
Changes in assets and liabilities:
Accounts receivable	36,908	1,402
Unbilled services	214	3,010
Prepaid expenses and other current assets	(6,394)	1,227
Installments and collateralized receivables	(9,605)	13,068
Income taxes payable	4,195	(6,226)
Accounts payable, accrued expenses and other current liabilities	(13,556)	3,215
Deferred revenue	(20,655)	715
Other non-current liabilities	(178)	589

Net cash provided by operating activities	10,474	14,529

Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(647)	(3,129)
Capitalized computer software development costs	(250)	—
Decrease in other assets	(328)	26

Net cash used in investing activities	(1,225)	(3,103)

Cash flows from financing activities:
Proceeds from secured borrowings	5,532	20,680
Repayment of secured borrowings	(11,455)	(35,586)
Exercise of stock options and warrants	—	697
Issuance of common stock under employee stock purchase plan	—	467
Payment of tax withholding obligations related to restricted stock	(132)	(592)
Payments of long-term debt and capital lease obligations	—	(60)

Net cash used in financing activities	(6,055)	(14,394)
Effects of exchange rate changes on cash and cash equivalents	(679)	169

Increase (decrease) in cash and cash equivalents	2,515	(2,799)
Cash and cash equivalents, beginning of period	134,048	132,267

Cash and cash equivalents, end of period	$136,563	$129,468

Supplemental disclosure of cash flow information:
Interest paid	$2,874	$4,127
Income taxes paid	9,530	956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Unaudited Condensed Consolidated Financial Statements

        The accompanying interim unaudited condensed consolidated financial statements (Interim Financial Statements) of Aspen Technology, Inc. and subsidiaries (AspenTech or the Company) have been prepared on the same basis as our annual consolidated financial statements. We condensed or omitted certain information and footnote disclosures normally included in our annual consolidated financial statements. Such Interim Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the SEC) for reporting on Form 10-Q. It is suggested that these Interim Financial Statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2008, which are contained in our Annual Report on Form 10-K as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. Immaterial Correction of Errors

        During the first quarter of fiscal 2009, we identified certain errors related to income taxes, stock compensation expense, and foreign transactions, that originated in prior periods and concluded that the errors were not material to any of the previously reported periods. These immaterial errors were corrected in the first fiscal quarter 2009 Interim Financial Statements. The impact to certain captions in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2008, resulting from these out-of-period components of the immaterial corrections, is as follows (in thousands):

Three Months Ended September 30, 2008
Increase (Decrease)
Total revenues	$—
Income from operations	887
Income before provision for taxes	315
Net income	(3,618)

3. Fair Value of Financial Instruments

        Effective July 1, 2008, we adopted the provisions of SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), for financial assets and financial liabilities. In accordance with the Financial Accounting Standards Board (FASB) Staff Position No. 157-2, "Effective Date of FASB Statement No. 157", we will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until July 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value of Financial Instruments (Continued)

fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

        SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

  •
  Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

  •
  Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

  •
  Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

        Cash Equivalents.    Cash equivalents are reported at fair value utilizing Level 1 Inputs. We obtain quoted market prices in identical markets to estimate the fair value of its cash equivalents.

        Foreign Exchange Forward Contracts.    Foreign exchange foreign contracts are reported at fair value utilizing Level 2 Inputs. We utilize valuation models prepared by a third-party with observable market data inputs to estimate fair value of our foreign exchange forward contracts.

        The adoption of SFAS No. 157 did not signficantly change the valuation techniques we had previously utilized prior to the adoption of SFAS No. 157.

        The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs Level (3)
Assets:
Cash equivalents	$114,485	114,485	—	—
Foreign exchange forward contracts	968	—	968	—
Liabilities:
Foreign exchange forward contracts	(44)	—	(44)	—

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value of Financial Instruments (Continued)

        Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS No. 157 will be applicable to these fair value measurements beginning July 1, 2009.

4. Income Taxes

        The tax provision was impacted by further evaluation of the uncertainty of certain tax positions taken on previously filed tax returns, the Company determined the need for additional reserves for uncertain tax positions in the amount of $4.2 million which was recorded as an increase to the tax provision in the three months ended September 30, 2008. The anticipated tax provision at the U.S. statutory rate was favorably impacted primarily by the release of the valuation allowance in the United States.

5. Supplementary Balance Sheet Information

        Property, plant and equipment in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	September 30, 2008	June 30, 2008
Property, equipment and leasehold improvements—at cost
Computer Equipment	$10,030	$9,908
Purchased Software	17,616	24,756
Furniture & Fixtures	6,356	6,311
Leasehold Improvements	3,908	4,009
Accumulated Depreciation	(26,755)	(33,185)

Property, equipment and leasehold improvements—net	$11,155	$11,799

        Accrued expenses in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	September 30, 2008	June 30, 2008
Royalties and outside commissions	$6,595	$6,576
Payroll and payroll-related	10,532	19,434
Restructuring accruals	4,853	4,658
Amounts due to receivable sale facilities for collections	286	5,687
Other	21,421	25,391

Total accrued expenses	$43,687	$61,746

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Supplementary Balance Sheet Information (Continued)

        Other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	September 30, 2008	June 30, 2008
Restructuring accruals	$10,314	$11,727
Deferred rent	2,508	2,562
Royalties and outside commissions	7,047	6,368
Other	23,164	23,653

Total other non-current liabilities	$43,033	$44,310

6. Net Income (Loss)

        Basic earnings per share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income (loss) by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options and warrants, based on the treasury stock method, and other commitments to be settled in common stock. The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2008			2007
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic earnings per share:
Net income (loss)	$11,653	90,019	$0.13	$(9,003)	88,995	$(0.10)
Diluted earnings per share:
Employee equity awards		3,512			—
Warrants		474			—

Net income (loss) giving effect to dilutive adjustments	$11,653	94,005	$0.12	$(9,003)	88,995	$(0.10)

        The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding because the exercise price of the stock options and warrants exceeded the average market price for our common stock and their effect would be anti-dilutive at the balance sheet date (in thousands):

	Three Months Ended September 30,
	2008	2007
Employee equity awards and warrants	1,308	9,934

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Net income (loss)	$11,653	$(9,003)
Foreign currency translation adjustments	620	1,602

Total comprehensive income (loss)	$12,273	$(7,401)

8. Restructuring Charges

        During the three months ended September 30, 2008, we recorded less than $0.1 million in restructuring charges, primarily related to accretion and changes in estimate of pre-existing lease obligations.

        At September 30, 2008, total restructuring liabilities for all plans of $15.2 million consisted almost entirely of liabilities for the closure of facilities. Management anticipates that payments of $5.0 million will be made over the next twelve months with the remaining $11.7 million paid through 2016.

        During the three months ended September 30, 2008, the following activity was recorded (in thousands):

Summary Restructuring Plans	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses and other non-current liabilities, June 30, 2008	$16,354	$31	$16,385
Restructuring charge—accretion	164	—	164
Change in estimate	(283)	153	(130)

Sub-total	(119)	153	34
Payments	(1,221)	(31)	(1,252)

Accrued expenses and other non-current liabilities, September 30, 2008	$15,014	$153	$15,167

9. Commitments and Contingencies

(a)   FTC and Honeywell Settlement

        In December 2004, we entered into a consent decree with the Federal Trade Commission (FTC) with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech Ltd. and related subsidiaries of AEA Technology plc (Hyprotech) in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree we entered into an agreement with Honeywell International, Inc. (Honeywell) on October 6, 2004 (Honeywell Agreement), pursuant to which we

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

transferred our operator training business and our rights to the intellectual property of various legacy Hyprotech products.

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

  •
  We transferred and Honeywell assumed, as of the closing date, approximately $4.0 million in accounts receivable relating to the operator training business; and

  •
  We entered into a two-year support agreement with Honeywell under which we agreed to provide Honeywell with source code of new releases of the Hyprotech engineering products provided to customers under standard software maintenance services agreements.

        The Honeywell transaction resulted in a deferred gain of $0.2 million, which was amortized over the two-year life of the support agreement, and was subject to a potential increase of the gain of up to $1.2 million upon resolution of the holdback payment issue, which is discussed below.

        We are subject to ongoing compliance obligations under the FTC consent decree. We responded to requests by the Staff of the FTC beginning in 2006 for information relating to the Staff's investigation of whether we have complied with the consent decree. In addition, the FTC voted to recommend to the Consumer Litigation Division (Division) of the U.S. Department of Justice that the Division commence litigation against us relating to our alleged failure to comply with certain aspects of the decree. Although we believe that we complied with the consent decree and that the assertions by the FTC Staff were without merit, we engaged in settlement discussions with the FTC Staff regarding this matter. Following such discussions, on July 6, 2009, we announced that the FTC closed the investigation relating to the alleged violations of the decree, and issued an order modifying the consent decree. Following a thirty-day period for public comment on the modification to the original decree, the modified order became final on August 20, 2009. The modification to the 2004 consent decree requires that we continue to provide the ability for users to save input variable case data for Aspen HYSYS and Aspen HYSYS Dynamics software in a standard "portable" format, which will make it easier for users to transfer case data from later versions of the products to earlier versions. AspenTech will also provide documentation to Honeywell of the Aspen HYSYS and Aspen HYSYS Dynamics input variables, as well as documentation of the covered heat exchange products. These requirements will apply to all existing and future versions of the covered products through 2014.

        In March 2007, we were served with a complaint and petition to compel arbitration filed by Honeywell in New York State Supreme Court. The complaint alleges that we failed to comply with our obligations to deliver certain technology under the Honeywell Agreement, that we owe approximately $0.8 million to Honeywell under the Honeywell Agreement, and that Honeywell is entitled to some portion of the $1.2 million holdback retained by Honeywell under the holdback provisions of the Honeywell Agreement, plus unspecified monetary damages. In accordance with the Honeywell

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

Agreement, certain of Honeywell's claims relating to the holdback were the subject of a proceeding before an independent accountant, who determined in December 2008 that we were entitled to a portion of the holdback. We reached a settlement in June 2009 and the matter has been dismissed. In connection with the settlement, AspenTech has provided to Honeywell a license to modify and distribute (in object code form) certain versions of AspenTech's flare system analyzer software.

(b)   Class action and opt-out claims

        In March 2006, we settled a class action litigation, including related derivative claims, arising out of our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. Members of the class who opted out of the settlement (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period) brought their own state or federal law claims against us, referred to as "opt-out" claims.

        Separate actions were filed on behalf of the holders of approximately 1.1 million shares who either opted out of the class action settlement or were not covered by that settlement. One of these actions was settled. The claims in the remaining actions (described below) include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action.

  •
  Feldman v. Aspen Technology, Inc., et al., filed on July 17, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-3021-BLS2 in that court, is an opt-out claim asserted by an individual who received 323,324 shares of our common stock in an acquisition. We reached a settlement with the plaintiff effective as of March 31, 2009 providing for dismissal of all the plaintiff's claims with prejudice, and a stipulation effectuating the dismissal was filed on May 29, 2009.

  •
  Blecker, et al. v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, is an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed on July 18, 2008, a non-jury trial began on November 3, 2009. On October 17, 2008, the plaintiffs filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., Civ. A. No. 08-4625-BLS1 (Blecker II). The sole claim in Blecker II is based on the Massachusetts Uniform Securities Act. We served a motion to dismiss on December 3, 2008 which the plaintiffs have opposed. The motion was argued before the court on March 23, 2009 and is pending.

  •
  380544 Canada, Inc., et al. v. Aspen Technology, Inc., et al., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is scheduled to conclude on February 12, 2010.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

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

(c)   ATME Arbitration

        Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with a reseller known as, AspenTech Middle East W.L.L., a Kuwait corporation (ATME or the reseller). Effective October 6, 2009, we terminated the reseller relationship for material breach by the reseller based on certain actions of the reseller. On November 2, 2009 the reseller filed a Claim Form (Arbitration) in the High Court of Justice, Queen's Bench Division, Commercial Court, London, England, reference 2009 Folio 1436 in the matter of an intended arbitration between the reseller and us, seeking an injunction against certain activities by us in the alleged former territory of the reseller. We believe that the reseller's claims are without merit, inasmuch as our termination of the relationship was based on actions by the reseller constituting material breach as defined in the reseller agreement document, and that the reseller is not entitled to such an injunction. We therefore intend to defend the claims vigorously. We can provide no assurance as to the outcome of this proceeding or the likelihood of the filing of additional proceedings such as a full arbitration, and these claims may result in judgments against us for significant damages and a possible injunction that would threaten our ability to do business directly in certain countries in the Middle East. In addition, regardless of the outcome, such claims may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement document relating to the terminated relationship contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee would be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of the reseller, as well as the reseller's actual financial performance. Based on the formula and the financial information provided to us by the reseller, which we have not had the opportunity to verify independently, a recent calculation associated with termination other than for material breach based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement document, no termination fee is owed on termination for material breach.

(d)   Other

        We are currently defending a customer claim of approximately $5 million that certain of our software products and implementation services failed to meet customer expectations. Although we are defending the claim vigorously, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

(e)   Other Commitments and Contingencies

        We have entered into an employment agreement with our president and chief executive officer providing for the payment of cash and other benefits in the event of termination of his employment in certain situations, including following a change in control. Payment under this agreement would consist of a lump sum equal to approximately two times (1) his annual base salary plus (2) the average of his annual bonus for the three preceding fiscal years. The agreement also provides that the payments would be increased in the event that it would subject him to excise tax as a parachute payment under the Internal Revenue Code. The increase would be equal to the additional tax liability imposed on him as a result of the payment.

        We have entered into agreements with other executive officers, providing for severance payments in the event that the executive is terminated by us other than for cause. Payments under these agreements consist of continuation of base salary for a period of 12 months, payment of pro rated incentive plan amounts and other benefits specified therein.

10. Segment Information

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

        We have three operating segments: license, professional services, and maintenance and training. The chief operating decision maker assesses financial performance and allocates resources based upon the three lines of business.

        The license line of business is engaged in the development and licensing of software. The professional services line of business offers implementation, advanced process control, real-time optimization and other professional services in order to provide its customers with complete solutions. The maintenance and training line of business provides customers with a wide range of support services that include on-site support, telephone support, software updates and various forms of training on how to use our products.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. We do not track assets or capital expenditures for operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Segment Information (Continued)

        The following table presents a summary of operating segments for the three months ended September 30, 2008 and 2007 (in thousands):

	License	Professional Services	Maintenance and Training	Total
Three Months Ended September 30, 2008—
Segment revenue	$49,637	$15,426	$21,343	$86,406
Segment expenses	16,396	10,649	3,585	30,630

Segment operating profit (1)	$33,241	$4,777	$17,758	$55,776

Three Months Ended September 30, 2007—
Segment revenue	$31,119	$13,161	$20,558	$64,838
Segment expenses	14,736	10,310	3,264	28,310

Segment operating profit (1)	$16,383	$2,851	$17,294	$36,528

(1)
The segment operating profits reported reflect only the expenses of the operating segment and do not contain an allocation for selling and marketing, general and administrative, research and development, restructuring and other corporate expenses incurred in support of the segments.

Reconciliation to Income Before Provision for Taxes

        The following table presents a reconciliation of total segment operating profit to income before provision for income taxes for the three months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,
	2008	2007
Total segment operating profit for reportable segments	$55,776	$36,528
Cost of license and amortization for technology related costs	(2,647)	(3,376)
Selling and Marketing	(4,936)	(4,322)
Research and development	(8,805)	(8,778)
General and administrative and overhead	(19,308)	(17,137)
Stock compensation and employee tax reimbursements	(872)	(2,502)
Corporate and executive bonuses	(860)	(1,546)
Restructuring charges and FTC legal costs	(34)	(7,226)
Gain (loss) on sales and disposals of assets	(4)	(20)
Other income (expense)	(3,581)	163
Interest income, net	3,061	1,804

Income (loss) before provision for income taxes	$17,790	$(6,412)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business segments and significant trends. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our financial condition and results of operations.

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. You should carefully review the risk factors described in "Item 1A. Risk Factors" of Part II below, other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended June 30, 2008, together with subsequent reports we have filed with the Securities and Exchange Commission on Forms 8-K, which may supplement, modify, supersede, or update those risk factors. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.

        Our fiscal year ends on June 30, and references in this Form 10-Q to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2009" refers to the year ending June 30, 2009).

Business Overview

        We are a leading supplier of integrated software and services to the process industries, for which the principal markets consist of: energy; chemicals; pharmaceuticals; and engineering and construction. Additionally, we also serve other industries such as power and utilities, consumer products, metals and mining, pulp and paper and biofuels, which manufacture and produce products from a chemical process. We provide a comprehensive, integrated suite of software applications that utilize proprietary empirical models of chemical manufacturing processes to improve plant and process design, economic evaluation, production, production planning and scheduling, supply chain optimization, operational performance, and an array of services designed to optimize the utilization of these products by our customers. We are organized into three operating segments: software licenses, maintenance and training, and professional services. Each of these operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in U.S. dollars, we conduct a significant number of transactions in currencies other than U.S. dollars.

        Adverse changes in the economy and global economic and political uncertainty have previously caused delays and reductions in information technology spending by our customers and a consequent deterioration of the markets for our products and services, particularly our manufacturing/supply chain product suites. As a result of the decline in economic conditions during fiscal 2009, we experienced some reductions, delays and postponements of customer purchases that negatively impacted our bookings, revenues and operating results.

Our Commercial Model

        We license software products to our customers predominantly through our direct sales force, and indirectly through channel partners. As described more fully below, revenues are generated from the following sources:

  •
  software license fees—licensing the use of our products;

  •
  maintenance and training fees—providing customer technical support, access to software fixes, updates and enhancements, and education/training; and

  •
  professional services—providing consulting to assist customers in realizing maximum value from our software solutions as well as implementation and configuration services.

        The timing and amount of fees recognized as revenue during a reporting period are determined in accordance with GAAP, and revenues are reported net of applicable sales taxes. Under this commercial model, we license our products on both a term and perpetual basis. However, increasingly the majority of our software licenses are term-based.

        Historically, the majority of our license revenue has been recognized on an up-front basis once all revenue recognition criteria have been met in accordance with Statement of Position 97-2 "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." We refer to this licensing practice as "the up-front revenue model". For licenses that did not meet the required criteria for immediate up-front revenue recognition, revenues were either deferred until such time as the criteria had been met, or recognized over the license term.

        An overview of our three operating segments is described below.

Software Licenses

        Our solutions are focused on three primary business areas of our customers: engineering, manufacturing, and supply chain management, and are delivered both as stand-alone solutions and as part of the integrated aspenONE product suite. The aspenONE framework enables our products to be integrated in modular fashion so that data can be shared among such products, and additional modules can be added as the customer's requirements evolve. The result is enterprise-wide access to real-time, model-based information designed to enable manufacturers to forecast or simulate the economic impact of potential actions and make better, faster and more profitable operating decisions. The first version of the aspenONE suite was delivered in late 2004. Since that time, each major software release was designed to increase the level of integration and functionality across our product portfolio.

  •
  Engineering  Process manufacturers must be able to address a variety of challenging questions relating to strategic planning, collaborative engineering, debottlenecking and process improvement—from where they should locate their facilities, to how they can make their products at the lowest cost, to what is the best way to operate for maximum efficiency. To address these issues, they must improve asset optimization to enable faster, better execution of complex projects. Our engineering solutions help companies maximize their return on plant assets and enable collaboration with engineers on common models and projects.

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

  •
  Manufacturing  Our manufacturing products focus on optimizing customers' day-to-day process industry activities, enabling them to make better, more profitable decisions and improve plant performance. The typical production cycle offers many opportunities for optimizing profits. Process manufacturers must be able to address a wide range of issues driving execution efficiency and cost; from selecting the right feedstock and raw materials, to production scheduling, to identifying the right balance among customer satisfaction, costs and inventory. Our manufacturing products support the execution of the optimal operating plan in real time. These solutions include desktop and server applications and IT infrastructure that enable companies to model, manage and control their plants more efficiently, helping them to make better-informed, more profitable decisions. These solutions help companies make decisions that can reduce fixed and variable costs in the plant, improve product yields, procure the right raw materials and evaluate opportunities for cost savings and efficiencies in their operations.

  •
  Supply chain management  Our supply chain management products enable companies to reduce inventory and increase asset efficiency by giving them the tools to optimize their supply chain decisions, from choosing the right raw materials to delivering finished product in the most cost-effective manner. The ever-changing nature of the process industries means new profit opportunities can appear at any time. To identify and seize these opportunities, process manufacturers must be able to increase their access to data and information across the value chain, optimize planning and collaborate across the value chain, and detect and exploit supply chain opportunities. Our supply chain management solutions include desktop and server applications and IT infrastructure that enable manufacturers to operate their plants and supply chains more efficiently, from customer demand through manufacturing to delivery of the finished product. These solutions help companies to reduce inventory carrying costs, respond more quickly to changes in market conditions and improve customer service.

        Because fees for our software products can be substantial and the decision to purchase our products often involves members of our customers' senior management, the sales process for our solutions is frequently lengthy and can exceed one year. Accordingly, the timing of our license bookings and revenues is difficult to predict. Additionally, we derive a majority of our total revenues from companies in or serving the energy, chemicals, pharmaceutical, and engineering and construction industries. Accordingly, our future success depends upon the continued demand for manufacturing optimization software and services by companies in these process manufacturing industries. The energy, chemicals, pharmaceutical, and engineering and construction industries are highly cyclical and highly reactive to the price of oil, as well as general economic conditions.

        Our software license business represented 56.1% of our total revenues on a trailing four-quarter basis. During 2009, we continued to grow our installed base of software licenses and increased the total value of signed license contracts on a year over year basis.

Maintenance and Training

        Our maintenance business consists primarily of providing customer technical support and access to software fixes and upgrades, when and if they become available. Our customer technical support services are provided throughout the world by our three global call centers as well as via email and through our support website. Our training business consists of a variety of training solutions ranging from standardized training, which can be delivered in a public forum or onsite at a customer's location, to customized training sessions which can be tailored to fit customer needs.

        Revenues generated by our maintenance and training business represented 25.3% of our total revenues on a trailing four quarter basis and are closely correlated to changes in our installed base of software licenses. The majority of our customers renew their support contracts when eligible to do so, and the majority of new software license contracts sold include a maintenance component.

Professional Services

        We offer professional services that include designing, analyzing, debottlenecking and improving plant performance through continuous process improvements, coupled with activities aimed at operating the plant safely and reliably while minimizing energy costs and improving yields and throughput. Our implementation and configuration services are primarily associated with assisting customers in their deployment of our manufacturing and supply chain management solutions.

        Customers who obtain professional services from us typically engage us to provide such services over periods of up to 24 months. We generally charge customers for professional services, ranging from supply chain to on-site advanced process control and optimization assistance services, on a fixed-price basis or time-and-materials basis. The professional services business represented 18.6% of our total revenues on a trailing four-quarter basis, and has experienced lower margins than our other business segments.

Critical Accounting Estimates and Judgments

        Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  •
  revenue recognition for both software licenses and fixed-fee professional services;

  •
  impairment of long-lived assets, goodwill and intangible assets;

  •
  accounting for contingencies; and

  •
  accounting for income taxes.

        Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2008 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Comparison of the Three Months Ended September 30, 2008 and 2007

        The following table sets forth revenues of selected items reflected in our condensed consolidated statements of operations for the three months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,
	2008		2007
Revenues:
Software licenses	$49,637	57.4%	$31,119	48.0%
Service and other	36,769	42.6	33,719	52.0

Total revenues	86,406	100.0	64,838	100.0

Cost of revenues:
Cost of software licenses	2,622		3,376
Cost of service and other	16,519		16,339
Amortization of technology-related intangible assets	25		—

Total cost of revenues	19,166	22.2	19,715	30.4

Gross profit	67,240	77.8	45,123	69.6

Operating costs:
Selling and marketing	23,510	27.2	22,291	34.4
Research and development	11,267	13.0	11,677	18.0
General and administrative	14,115	16.3	12,288	19.0
Restructuring charges	34	0.0	7,226	11.1
Loss (gain) on sales and disposals of assets	4	0.0	20	0.0

Total operating costs	48,930		53,502

Income from operations	18,310	21.2	(8,379)	(12.9)

Interest income	5,915	6.8	6,198	9.6
Interest expense	(2,854)	(3.3)	(4,394)	(6.8)
Other (expense) income, net	(3,581)	(4.1)	163	0.3

Income (loss) before provision for income taxes	17,790	20.6	(6,412)	(9.9)
Provision for income taxes	(6,137)		(2,591)

Net income (loss)	$11,653	13.5%	$(9,003)	(13.9)%

  Revenues

        Total revenues for the first quarter of fiscal 2009 increased by $21.6 million compared to the corresponding period of the prior year.

  Software License Revenues

        Software license revenues are generated primarily from term license contracts, and to a lesser degree, from perpetual arrangements. Since we have relationships with most leading companies in the process industries, growth in our software license revenues is derived from the expansion of existing customer relationships, either through licensing for incremental users or by licensing additional software products in the aspenONE suite. The addition of new customers has traditionally represented a smaller component of our revenue growth.

        Revenues from software licenses in the first quarter of fiscal 2009 increased $18.5 million compared to corresponding period of the prior fiscal year. The period-over-period revenue increase was primarily driven by the timing of revenue recognition under GAAP as opposed to a function of actual license bookings (see further discussion under "Liquidity and Capital Resources" related to deferred revenue.) During the first quarter of fiscal 2009, a significant amount of prior period license bookings were recognized as revenue. This level of prior period bookings being recognized as revenue represents a considerable increase over the first quarter of fiscal 2008.

  Service and Other Revenues

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

  •
  the timing of negotiating and signing maintenance renewals; and

  •
  the size of the installed base of license contracts.

        Service and other revenues in the first quarter of fiscal 2009 increased by $3.1 million compared to the corresponding period of the prior fiscal year. Of this increase, $2.2 million related to professional services, a significant portion of which related to fees on a single large project. Maintenance and training revenues remained fairly consistent period over period.

  Cost of Software Licenses

        Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging.

        Costs of software licenses in the first quarter of fiscal 2009 decreased $0.8 million compared to the corresponding period of the prior fiscal year. This period over period reduction was primarily due to lower capitalized software amortization charges.

  Cost of Service and Other

        Cost of service and other consists primarily of personnel-related and external consultant costs associated with providing professional services, post-contract maintenance support, and training to customers.

        Cost of service and other for the first quarter of fiscal 2009 remained relatively consistent with the corresponding period in the prior fiscal.

  Selling and Marketing

        Selling costs are primarily the personnel and travel expenses related to the effort expended to license our products and services to current and potential customers, as well as for overall management of customer relationships. Marketing costs include expenses needed to promote the Company and our products and to acquire market research and measure customer opinions to help us better understand our customers and their business needs.

        Selling and marketing expenses in the first quarter of fiscal 2009 increased by $1.2 million compared to the corresponding period of the prior fiscal year. This increase was largely the result of higher personnel related costs including salaries, commissions, and recruiting. These expenses were offset by lower stock-based compensation costs as we have been unable to issue new equity based compensation awards since fiscal 2007.

  Research and Development

        Research and development ("R&D") expenses primarily consist of personnel and external consultants costs related to the creation of new products, and enhancements and engineering changes to existing products.

        R&D expenses in the first quarter of fiscal 2009 decreased by $0.4 million compared to the corresponding period of the prior year. This decrease primarily resulted from a reduction in incentive bonuses for employees and a decline in stock-based compensation expense. Stock-based compensation expense declined as we have been unable to issue new equity based compensation awards since fiscal 2007. Additionally, we capitalized a higher portion of our R&D costs during first quarter of fiscal 2009 as compared to corresponding period of the prior fiscal year, which contributed to a period-over-period decrease in R&D expenses.

  General and Administrative

        General and administrative expenses include the costs of corporate and support functions which include executive leadership and administration groups: finance; legal; human resources; corporate communications, and other costs such as outside professional and consultant fees and provisions for doubtful accounts.

        General and administrative expenses in the first quarter of fiscal 2009 increased by $1.8 million compared to the corresponding period of the prior fiscal year. The increase was primarily attributed to extensive use of external financial consultants, and to a lesser extent, an increase in personnel costs. These finance cost increases were in part offset by lower audit and accounting expenses.

  Restructuring Charges

        Restructuring charges in the first quarter of fiscal 2009 decreased by $7.2 million compared to the corresponding period of the prior year. Costs recorded during the first quarter of fiscal 2008 were associated with the relocation of our corporate headquarters.

  Interest Income

        Interest income is generated from the accretion of interest on the long term installment payments of software license contracts where revenue was recognized up-front, and to a lesser extent from the investment of cash balances in short term instruments.

        Interest income in the first quarter of fiscal 2009 decreased by $0.3 million as compared to the corresponding period of the prior fiscal year, principally due to a decrease in our average receivables balances.

  Interest Expense

        Interest expense is incurred primarily from our secured borrowings. The secured borrowings are derived from our borrowing arrangements with unrelated financial institutions.

        Interest expense in the first quarter of fiscal 2009 decreased by $1.5 million compared to the corresponding period of the prior year. The decrease was attributable to lower average secured borrowing balances, principally due to the repayment of three significant securitizations during fiscal 2008.

  Other (Expense) Income, Net

        Other income (expense), net is comprised primarily of foreign currency exchange gain (loss) generated from transactions denominated in foreign currencies. To mitigate this risk we occasionally enter into foreign currency forward contracts to attempt to minimize the adverse impact related to unfavorable exchange rate movements. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment under the criteria of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Therefore, the unrealized gains and losses on the foreign currency forward contracts, as well as the underlying transactions we are attempting to shield from exchange rate movements, have been recognized as a component of other income (expense), net. Other income (expense), net in the first quarter of fiscal 2009 decreased $3.7 million compared to the comparable period in fiscal 2008 primarily due to the strengthening of the U.S. dollar against the Pound Sterling and the Euro.

  Provision for Income Taxes

        For the first quarter of fiscal 2009 the provision for income taxes increased by $3.5 million compared to the corresponding period in the prior year. The increase was principally due to additional reserves for uncertain tax positions with respect to transfer pricing and intercompany transactions as well as the mix of profitability in certain of our foreign tax-paying subsidiaries versus certain other foreign subsidiaries and offset by a reduction in the valuation allowance in the United States.

Liquidity and Capital Resources

Resources

        Our primary source of cash is from the licensing of our products and associated services. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. We historically have financed our operations through cash generated from operating activities, public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, borrowings secured by our installment receivable contracts and borrowings under bank credit facilities. As of September 30, 2008, our principal sources of liquidity consisted of $136.6 million in cash and cash equivalents and $14.1 million of unused borrowings under our credit facility. The amount of unused borrowings actually available under the credit facility varies in accordance with the terms of the agreement. We believe that the amount of borrowing capacity currently available, along with our current cash and cash equivalents balance and future cash flows from operations, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our credit facility or our liquidity or materially impacted our funding costs.

        The following table summarizes our cash flow activities for first quarter of fiscal 2009 (in thousands):

Cash flow provided by (used in):
Operating activities	$10,474
Investing activities	(1,225)
Financing activities	(6,055)
Effect of exchange rates on cash balances	(679)

Increase in cash and cash equivalents	$2,515

Operating Activities

        Cash generated by operating activities is our primary source of liquidity and provided $10.5 million in the first quarter of fiscal 2009. This amount resulted from net income of $11.7 million, adjusted for non-cash charges of $7.9 million, and a net $9.1 million use of cash due to an increase in working capital accounts.

        Non-cash items within net income consisted primarily of $2.3 million of depreciation and amortization, and $4.0 million of net unrealized foreign currency losses driven by the strengthing of the U.S. dollar, and to a lesser extent stock-based compensation and deferred income taxes.

        Our cash balance decreased in part due to a $9.1 million increase in working capital. The change in working capital consisted primarily of: a decrease in accounts receivable of $36.9 million; partially offset by decreases in deferred revenues of $20.7 million and accounts payable, accrued expenses and other current liabilities of $13.6 million and increases in prepaids and other current assets of $6.4 million.

        The decrease in deferred revenue was primarily attributable to the timing of revenue recognition for certain license agreements that were signed during fiscal 2008, but not fully delivered and therefore did not meet revenue recognition criteria until fiscal 2009. While we had a material amount of license bookings closed during the first half of fiscal 2009 that were not recognized as revenue during the period, unlike fiscal 2008, the majority of these license bookings were not recorded as receivables and deferred revenue on our September 30, 2008 balance sheet. The decrease in accounts receivable resulted from a number of large contracts closed during the fourth quarter of fiscal 2008 where customers elected to pay for their multi-year contract at the outset of the arrangement, resulting in the full contract value of the receivable being recorded as accounts receivable at the end of fiscal 2008. There was a lower dollar value of contracts with similar terms in the first quarter of fiscal 2009. The decreases in accounts payable, accrued expenses and other current liabilities were primarily due to lower income taxes payable and accrued bonus amounts.

        Looking ahead, we expect to generate positive cash flow from operations. We anticipate that existing cash balances, together with funds generated from operations, will be sufficient to finance our operations and meet our cash requirements for the foreseeable future. We do not expect these costs to be materially different from prior years.

Investing Activities

        During the first quarter of fiscal 2009, we used $1.2 million of cash to upgrade our financial reporting and management information systems. We are continuing our efforts to enhance our information system and implement other related internal control changes, which have been designed in part to remediate our deficiencies in internal controls over financial reporting. A portion of the remediation costs are expected to be incurred to upgrade our existing financial applications. We do not expect these costs to be materially different from our IT investment costs prior fiscal years.

        We are not currently party to any material purchase contracts related to future capital expenditures.

Financing Activities

        During the first quarter of fiscal 2009, we used $6.1 million of cash for financing activities of which $5.9 million was used to reduce our secured borrowings balance. Based on the current cash forecast, we expect secured borrowing balances to continue to decline during the remainder of fiscal 2009 and fiscal 2010.

Borrowings Collateralized by Receivable Contracts

Traditional Programs

        We historically have maintained arrangements, which we refer to as our Traditional Programs, with financial institutions providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. Under our arrangements with General Electric Capital Corporation, Bank of America and Silicon Valley Bank (SVB), both parties must agree to enter into each transaction and negotiate the amount borrowed and interest rate secured by each receivable. The customers' payments of the underlying receivables fund the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was 7.6% at September 30, 2008 and June 30, 2008.

        The collateralized receivables earn interest income, and the secured borrowings accrue borrowing costs at approximately the same interest rate. When we receive cash from a customer, the collateralized receivables is reduced and the related secured borrowing is reclassified to an accrued liability for amounts we must remit to the financial institution. The accrued liability is reduced when payment is remitted to the financial institutions. The terms of the customer receivables range from amounts that are due within 30 days to receivables that are due over five years.

        Under these arrangements, we received aggregate cash proceeds of $5.5 million and $20.7 million for the three months ended September 30, 2008 and 2007, respectively. Since December 2007, we have not sold any receivables for the purpose of raising cash, but we have sold some large dollar receivables in order to fund the repurchase of several other groups of smaller receivables previously sold to the banks, for the purpose of simplifying the administration of the programs. As of September 30, 2008, we had outstanding secured borrowings of $146.7 million that were secured by collateralized receivables totaling $133.5 million under the Traditional Programs.

        We estimate that there was in excess of $22.2 million available under the SVB program at September 30, 2008. As the collection of the collateralized receivables and resulting payment of the borrowing obligation will reduce the outstanding balance, the availability under the arrangement can be increased. We expect to maintain our access to cash under this arrangement, and to transfer installments receivable as business requirements dictate. Our ongoing ability to access the available capacity will depend upon a number of factors, including the generation of additional customer receivables and the financial institution's willingness to continue to enter into these transactions.

        Under the terms of the Traditional Programs, we have transferred the receivables to the financial institutions with limited financial recourse to us. We can be required to repurchase the receivables under certain circumstances in case of specific defaults by us as set forth in the program terms. Potential recourse obligations are primarily related to the SVB arrangement that requires us to pay interest to SVB when the underlying customer has not paid by the receivable due date. This recourse is limited to a maximum period of 90 days after the due date. The amount of outstanding receivables that have this potential recourse obligation is $53.3 million at September 30, 2008. This 90 day recourse obligation is recognized as interest expense as incurred and totaled less than $0.1 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively. Other than the specific items noted above, the financial institutions bear the credit risk of the customers associated with the receivables the institution purchased.

        In the ordinary course of acting as a servicing agent for receivables transferred to SVB, we regularly receive funds from customers that are processed and remitted onward to SVB. While in our possession, these cash receipts are contractually owned by SVB and are held by us on their behalf until remitted to the bank. Cash receipts held for the benefit of SVB recorded in our cash balances and current liabilities totaled $0.2 million and $0.9 million as of September 30, 2008 and June 30, 2008, respectively. Such amounts are restricted from our use.

        In June 2008, we paid the outstanding amount under the Bank of America program at it's carrying value of $2.7 million inclusive of a one percent pre-payment penalty.

  Securitization of Accounts Receivable

        During fiscal 2005 and 2007 we entered into two securitization arrangements where we securitized and transferred receivables with a net carrying value of $71.9 million and $32.1 million, respectively, and received cash proceeds of $43.8 million and $20.0 million, respectively. These borrowings were secured by the transferred receivables, and the debt and borrowing costs were repaid as the receivables were collected. Neither arrangement met the criteria for a sale and as such had been accounted for as a secured borrowing. We received and retained collections on these receivables after all borrowing and related costs were paid to the financial institution. The financial institutions' rights to repayment were limited to the payments received from the receivables. Both securitizations were paid off during fiscal 2008 at their respective carrying values of $4.2 million and $12.2 million. The payments resulted in a reclassification to accounts receivable of $9.8 million and to current installments receivable of $17.8 million from the current portion of collateralized receivables, and $23.9 million from non-current collateralized receivables to non-current installment receivables.

Credit Facility

        In January 2003 and through subsequent amendments, we executed a loan arrangement with SVB. This arrangement provides a line of credit of up to the lesser of (i) $25.0 million or (ii) 80% of eligible domestic receivables. The line of credit bears interest at the greater of the bank's prime rate (5.00% at September 30, 2008) plus 0.5%, or 4.75%. If we maintain a $10.0 million compensating cash balance with the bank, our unused line of credit fee will be 0.1875% per annum; otherwise it will be 0.375% per annum. The line of credit is collateralized by substantially all of our assets and we are required to provide certain financial information and to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of September 30, 2008, we were not in compliance with certain reporting requirements under the terms of the loan arrangement, and we have obtained waivers for such non-compliance. Furthermore, the terms of the loan arrangement restrict our ability to pay dividends, with the exception of dividends paid in common stock or preferred stock dividends paid in cash.

        On November 3, 2009, we executed an amendment to the loan arrangement that adjusted certain terms of covenants, including modifying the date we must provide monthly unaudited and annual audited financial statements to the bank and the maturity date of the credit loan, which was extended to May 15, 2010. As of September 30, 2008, there were $8.3 million in letters of credit outstanding under the lines of credit, and there was $14.1 million available for future borrowing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates. In order to manage the volatility of our more significant market risks, we enter into derivative financial instruments such as forward currency exchange contracts.

Foreign Currency Exposure

        Foreign currency risk arises primarily from the net difference between (a) non-U.S. dollar (non-USD) receipts from customers outside the U.S. and (b) non-USD operating costs for subsidiaries in foreign countries. Although it has been our historical practice to hedge the majority of our non-USD receipts, beginning in late fiscal 2008 we revised this practice to evaluate the need for hedges based on only the net exposure to foreign currencies. We measure our net exposure to each currency for which we have either cash inflows or outflows.

        During fiscal 2009, our largest exposures to foreign exchange rates existed primarily with the Euro, British Pound Sterling, Canadian Dollar, and Japanese Yen against the U.S. dollar. The following table summarizes our forward contracts to sell foreign currencies in U.S. dollars at September 30, 2008 (in thousands):

Currency	Notional Amount
Euro	$7,638
British Pound Sterling	1,274
Japanese Yen	561
Canadian Dollar	1,917
Swiss Franc	67

Total	$11,457

Investment Portfolio

        We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses, as our investments consist primarily of money market accounts. At September 30, 2008, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Item 4.    Controls and Procedures

a)    Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on

Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)    Management's Report on Internal Control over Financial Reporting

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

        Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of June 30, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of June 30, 2008, our internal control over financial reporting was not effective.

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

2)    Inadequate and ineffective controls over the periodic financial close process

        We did not have adequate controls in our financial close process that would provide reasonable assurance that financial statements could be prepared in accordance with GAAP. Specifically, we did not have: (a) properly designed or effectively operating process, systems and review of our periodic closing activities to ensure accurate and timely generation of financial statements; primarily with respect to timely and accurate recording of license and professional services revenue, non-standard expense accruals, tax expenses and deferred tax assets; (b) properly designed and consistently performed account reconciliations and review of manual journal entries; (c) effectively designed and operating controls for consolidation and accounting for intercompany activities including those denominated in foreign currencies; and (d) effectively operating reconciliation or review controls to ensure the appropriate accounting for stock-based awards.

        This material weakness resulted in material post-closing adjustments reflected in the financial statements for the year ended June 30, 2008 and all reporting periods through the date of this filing. These adjustments resulted in changes to assets, liabilities, stockholders' equity, revenue and expenses.

3)    Inadequate and ineffective controls over income tax accounting and disclosure

        We did not have adequate design or operation of controls that provide reasonable assurance that the accounting for income taxes and related disclosures were prepared in accordance with GAAP. Specifically, we did not have sufficient staffing and technical expertise in the tax function to provide adequate review and control with respect to the (a) foreign subsidiary tax provisions and related accruals; (b) complete and accurate recording of deferred tax assets and liabilities due to differences in accounting treatment for book and tax purposes; and (c) complete and accurate recording of income tax accounting entries and corresponding tax provisions and accruals.

        This material weakness contributed to material post-closing adjustments which have been reflected in the financial statements for the period ended June 30, 2008 and all reporting periods through the date of this filing. These adjustments resulted in changes in deferred income tax assets and liabilities, accrued tax liability, income tax expense, retained earnings and related disclosures.

4)    Inadequate and ineffective controls over the recognition of revenue

        We did not have adequate controls that provided reasonable assurance that revenue was recorded in accordance with GAAP. Specifically, the complexity of arrangements and timing of license shipments make it difficult to consistently determine appropriate revenue recognition in an accurate and timely manner. In addition, we did not have: (a) appropriately documented revenue recognition policies and procedures, and adequately designed or effectively operating review controls to ensure that revenue would be recorded consistently in accordance with GAAP; (b) effective communications between each of our departments regarding matters that may have accounting consequences; (c) appropriately designed or effectively operating review controls performed by individuals with appropriate technical expertise to ensure that multiple-element arrangements and non routine transactions were properly accounted for; (d) appropriately designed system configuration controls or effectively operating review and reconciliation controls to ensure that reports generated from our information systems could be relied upon for the purpose of recording revenue transactions in accordance with GAAP; (e) appropriately designed and effectively operating review controls to ensure that appropriate customer discount rates were used to calculate the present value of license contracts with extended payment terms; and (f) effectively designed and operating review controls to ensure that the delivery criterion was met for all license transactions prior to being recognized as revenue.

        This material weakness resulted in material post closing adjustments which have been reflected in the financial statements for the period ended June 30, 2008 and all reporting periods through the date of this filing. These adjustments caused changes in accounts receivable, unbilled services, deferred revenue, revenue, commissions, and royalty expenses.

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

        This material weakness resulted in material post closing adjustments which have been reflected in the financial statements for the year ended June 30, 2008 and all reporting periods through the date of this filing. These adjustments caused changes in the valuation of accounts and installments receivable, collateralized receivables, secured borrowing, accrued expenses, unbilled revenue, expenses and interest income.

c)    Changes in Internal Control Over Financial Reporting

        As previously reported in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2008 we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). As a result of those material weaknesses in our internal control over financial reporting, our principal financial officer concluded that our internal controls over financial reporting were not effective as of June 30, 2008. Those material weaknesses included the following:

  •
  Inadequate and ineffective monitoring controls

  •
  Inadequate and ineffective controls over the periodic financial close process;

  •
  Inadequate and ineffective controls over income tax accounting and disclosure;

  •
  Inadequate and ineffective controls over the recognition of revenue; and

  •
  Inadequate and ineffective controls over the accounts receivable function.

        During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting, however, we made certain changes in the following periods through the date of this filing, as described below.

d)    Remediation Efforts

        We determined that the following material weakness (reported in our 2008 Form 10-K) was remediated as of June 30, 2009:

  •
  Inadequate and ineffective controls over the accounts receivable function.

        The remediation in our fourth quarter of fiscal 2009 included the following:

  1)
  We implemented an updated Allowance for Doubtful Account (Receivable) policy to help increase the level and frequency of review of past due accounts in the accounts receivable aging. We also developed systemic aging reports to facilitate review of collection status and customer aging worldwide.

  2)
  We enhanced the quality and timeliness of our procedures for the review and approval of customer credit memos and adjustments, including a monthly reconciliation of authorized amounts to actual credits and adjustments recorded.

  3)
  We increased the level, frequency and timeliness of review of professional services projects with unbilled and unearned balances to ensure that the amounts recorded as unbilled services or deferred revenue are valid and accurate.

In the first three quarters of fiscal 2009, we hired key financial leaders with subject matter expertise. In our fourth quarter of fiscal 2009, we also implemented the following measures to improve our internal controls over financial reporting process. We plan to further enhance these measures in fiscal 2010.

  •
  Integrated and automated our quote to invoicing revenue process within Oracle, to help management increase the level of quality and timely review and reconciliation of complex revenue transactions;

  •
  Improved system configuration to automate some critical financial reports to provide management with reliable data to record revenue accurately and completely;

  •
  Enhanced management review controls to help ensure that proper accounting for all complex, non-routine transactions is researched, detailed in memoranda and reviewed by senior management prior to recording;

  •
  Implemented detailed period end closing and reporting schedule to help ensure that all closing activities were properly monitored and completed in a timely manner;

  •
  Enhanced information technology general controls including configuration and user access review to help provide a reliable information infrastructure and reduce level of inefficient manual reviews and reconciliations;

  •
  Enhanced procedures to include establishment, review and approval of customer creditworthiness; and

  •
  Enhanced procedures and implemented system configuration controls to help ensure that cash flows used or provided from operating, investing and financing activities used to compile the cash flow statement are calculated accurately.

e)    Remediation Plans

        Management, in coordination with the input, oversight and support of our Audit Committee, has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. In addition to improving the effectiveness and compliance with key controls, our remediation efforts involve numerous business and accounting process improvements and the implementation of key system enhancements. The process and system enhancements are generally designed to simplify and standardize business practices and to improve timeliness and access to associated accounting data through increased systems automation. We began implementing certain of these measures prior to the filing of this Form 10-Q. While we expect remedial actions to be essentially implemented in fiscal 2010, some may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of fiscal year

2010. We will continue to develop our remediation plans and implement additional measures during fiscal 2010 and possibly into fiscal 2011.

  •
  Enhance people management to help improve our monitoring controls

  •
  Continue our efforts to recruit and retain qualified finance professionals necessary to help ensure the accountability and effective implementation of key controls and remedial actions designed in the areas that material weaknesses were previously identified.

  •
  Continue to assess training requirements and the adequacy and expertise of the finance, tax and accounting staff on a global basis.

  •
  Enhance the financial reporting process to ensure that we can complete periodic financial closing activities accurately and in a timely manner. Specifically, we will accomplish the following:

  •
  Redesign our key accounting process relating to management analysis, estimates and accruals to help ensure that related transactions are properly reviewed and recorded appropriately and in a timely manner;

  •
  Redesign our tax accounting function, processes and related controls to ensure that our tax provisions can be completed accurately and in a timely manner;

  •
  Enhance our management reporting process to improve the information query and reporting capability and provide reliable data for management to be used in performing timely and effective monitoring of our internal control; and

  •
  Redesign our processes in the professional services accounting and management function in order to enhance presales review to accelerate the process for timely revenue accounting determinations, and to help ensure that multiple-element arrangements where services are bundled with a license or other services arrangement are properly accounted for.

  •
  Enhance the automation and configuration controls of our information systems to provide reliable data on a consistent basis to improve effectiveness and efficiency of our reconciliation and review controls. Specifically, we will:

  •
  Automate our order process including order entry, contract administration, billing and revenue recognition;

  •
  Reengineer the professional services process, including automating project accounting, in order to have appropriately designed system configuration controls to ensure that data and reports generated from the system can be relied upon for the purpose of accurately and timely recording revenue in accordance with GAAP.

        In addition to the remedial measures discussed above, we recently introduced a new subscription-based license offering for our aspenONE software suite that was available as of July 9, 2009. This new aspenONE license offering will result in revenue being recognized on a subscription basis over the term of multi-year contracts and we expect that the majority of our customers will purchase under this offering. In our previous license offering, revenue was recognized for the net present value of license fees over the license term in the period in which the license agreement was signed and the software was delivered to the customer. We expect that this change from predominantly up-front revenue recognition will simplify certain business processes and decrease the complexities of our current license revenue recognition model. We expect that the simplification of these business processes combined with the remedial measures discussed above will increase the likelihood of successful remediation of our material weaknesses.

        If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures including the use of qualified external consultants and management detailed reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts as well as to complete the significant backlog of work required for us to become current with our SEC filings. While our Audit Committee and Board of Directors have been supportive of our efforts by supporting the hiring of various individuals in finance, treasury, tax and internal audit as well as funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we can not recruit and retain more qualified professionals. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described in "Item 1A. Risk Factors—In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to effectively remedy the material weaknesses identified as of September 30, 2008 could result in material misstatements in our financial statements" in Part I of this Form 10-Q.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

(a)   FTC and Honeywell Settlement

        In December 2004, we entered into a consent decree with the FTC, with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech Ltd. and related subsidiaries of AEA Technology plc (Hyprotech) in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, we entered into an agreement with Honeywell International, Inc. (Honeywell) on October 6, 2004 (Honeywell Agreement), pursuant to which we transferred our operator training business and our rights to the intellectual property of various legacy Hyprotech products.

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

  •
  We transferred and Honeywell assumed, as of the closing date, approximately $4.0 million in accounts receivable relating to the operator training business; and

  •
  We entered into a two-year support agreement with Honeywell under which we agreed to provide Honeywell with source code of new releases of the Hyprotech engineering products provided to customers under standard software maintenance services agreements.

        The Honeywell transaction resulted in a deferred gain of $0.2 million, which was amortized over the two-year life of the support agreement, and was subject to a potential increase of the gain of up to $1.2 million upon resolution of the holdback payment issue, which is discussed below.

        We are subject to ongoing compliance obligations under the FTC consent decree. We responded to requests by the Staff of the FTC beginning in 2006 for information relating to the Staff's investigation of whether we have complied with the consent decree. In addition, the FTC voted to recommend to the Consumer Litigation Division (Division) of the U.S. Department of Justice that the Division commence litigation against us relating to our alleged failure to comply with certain aspects of the decree. Although we believe that we complied with the consent decree and that the assertions by the FTC Staff were without merit, we engaged in settlement discussions with the FTC Staff regarding this matter. Following such discussions, on July 6, 2009, we announced that the FTC closed the investigation relating to the alleged violations of the decree, and issued an order modifying the consent decree. Following a thirty-day period for public comment on the modification to the original decree, the modified order became final on August 20, 2009. The modification to the 2004 consent decree requires that we continue to provide the ability for users to save input variable case data for Aspen HYSYS and Aspen HYSYS Dynamics software in a standard "portable" format, which will make it easier for users to transfer case data from later versions of the products to earlier versions. AspenTech will also provide documentation to Honeywell of the Aspen HYSYS and Aspen HYSYS Dynamics input variables, as well as documentation of the covered heat exchange products. These requirements will apply to all existing and future versions of the covered products through 2014.

        In March 2007, we were served with a complaint and petition to compel arbitration filed by Honeywell in New York State Supreme Court. The complaint alleges that we failed to comply with our obligations to deliver certain technology under the Honeywell Agreement, that we owe approximately $0.8 million to Honeywell under the Honeywell Agreement, and that Honeywell is entitled to some portion of the $1.2 million holdback retained by Honeywell under the holdback provisions of the Honeywell Agreement, plus unspecified monetary damages. In accordance with the Honeywell Agreement, certain of Honeywell's claims relating to the holdback were the subject of a proceeding before an independent accountant, who determined in December 2008 that we were entitled to a portion of the holdback. We reached a settlement in June 2009 and the matter has been dismissed. In connection with the settlement, AspenTech has provided to Honeywell a license to modify and distribute (in object code form) certain versions of AspenTech's flare system analyzer software.

        There is no assurance that the actions required by the FTC's modified order and related settlement with Honeywell will not provide Honeywell with additional competitive advantages that could materially adversely affect our results of operations.

(b)   Class action and opt-out claims

        In March 2006, we settled class action litigation, including related derivative claims, arising out of our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. Members of the class who opted out of the settlement (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period) brought their own state or federal law claims against us, referred to as "opt-out" claims.

        Separate actions were filed on behalf of the holders of approximately 1.1 million shares who either opted out of the class action settlement or were not covered by that settlement. One of these actions was settled. The claims in the remaining actions (described below) include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action.

  •
  Feldman v. Aspen Technology, Inc., et al., filed on July 17, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-3021-BLS2 in that court, is an opt-out claim asserted by an individual who received 323,324 shares of our common stock in an acquisition. We reached a settlement with the plaintiff effective as of March 31, 2009 providing for dismissal of all the plaintiff's claims with prejudice, and a stipulation effectuating the dismissal was filed on May 29, 2009.

  •
  Blecker, et al. v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, is an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed on July 18, 2008, and a non-jury trial began on November 3, 2009. On October 17, 2008, the plaintiffs filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., Civ. A. No. 08-4625-BLS1 (Blecker II). The sole claim in Blecker II is based on the Massachusetts Uniform Securities Act. We served a motion to dismiss on December 3, 2008 which the plaintiffs have opposed. The motion was argued before the court on March 23, 2009 and is pending.

  •
  380544 Canada, Inc., et al. v. Aspen Technology, Inc., et al., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is scheduled to conclude on February 12, 2010.

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

(c)   ATME Arbitration

        Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with a reseller known as, AspenTech Middle East W.L.L., a Kuwait corporation (ATME or the reseller). Effective October 6, 2009, we terminated the reseller relationship for material breach by the reseller based on certain actions of the reseller. On November 2, 2009 the reseller filed a Claim Form (Arbitration) in the High Court of Justice, Queen's Bench Division, Commercial Court, London, England, reference 2009 Folio 1436 in the matter of an intended arbitration between the reseller and us, seeking an injunction against certain activities by us in the alleged former territory of the reseller. We believe that the reseller's claims are without merit, inasmuch as our termination of the relationship was based on actions by the reseller constituting material breach as defined in the reseller agreement document, and that the reseller is not entitled to such an injunction. We therefore intend to defend the claims vigorously. We can provide no assurance as to the outcome of this proceeding or the likelihood of the filing of additional proceedings such as a full arbitration, and these claims may result in judgments against us for significant damages and a possible injunction that would threaten our ability to do business directly in certain countries in the Middle East. In addition, regardless of the outcome, such claims may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement document relating to the terminated relationship contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee would be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of the reseller, as well as the reseller's actual financial performance. Based on the formula and the financial information provided to us by the reseller, which we have not had the opportunity to verify independently, a recent calculation associated with termination other than for material breach based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement document, no termination fee is owed on termination for material breach.

(d)   Other

        We are currently defending a customer claim of approximately $5 million that certain of our software products and implementation services failed to meet customer expectations. Although we are defending the claim vigorously, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors.

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

Risks Related to Our Business

Our operating results depend on customers in or serving the energy, chemicals, pharmaceutical, and engineering and construction industries, which are highly cyclical, and our operating results may suffer if these industries continue to experience an economic downturn.

        Our operating results depend on companies in or serving the energy, chemicals, engineering and construction and pharmaceutical industries. Accordingly, our future success depends upon the continued demand for manufacturing optimization software and services by companies in these process manufacturing industries. These industries are highly cyclical and highly reactive to the price of oil, as well as general economic conditions. At least one of our customers has filed for bankruptcy protection, which may affect associated cash receipts and the extent to which revenue from this customer may be recognized. There is no assurance that other customers may not also seek bankruptcy or other similar relief from creditors, which could adversely affect our results of operations.

        Adverse changes in the economy and global economic and political uncertainty have previously caused delays and reductions in IT spending by our customers and a consequent deterioration of the markets for our products and services, particularly our manufacturing/supply chain product suites. If adverse economic conditions persist, we would likely experience reductions, delays and postponements of customer purchases that will negatively impact our operating results.

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

Securities litigation based on our restatement of our consolidated financial statements due to our prior software accounting practices may subject us to substantial damages and expenses, may require significant management time, and may damage our reputation.

        In March 2006, we settled class action litigation, including related derivative claims, arising out of our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. Members of the class who opted out of the settlement (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period) brought their own state or federal law claims against us, referred to as "opt-out" claims.

        Separate actions were filed on behalf of the holders of approximately 1.1 million shares who either opted out of the class action settlement or were not covered by that settlement. One of these actions was settled. The claims in the remaining actions (described below) include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action.

  •
  Blecker, et al. v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, is an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed on July 18, 2008, and a non-jury trial began on November 3, 2009. On October 17, 2008, the plaintiffs filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., Civ. A. No. 08-4625-BLS1 (Blecker II). The sole claim in Blecker II is based on the Massachusetts Uniform Securities Act. We served a motion to dismiss on December 3, 2008 which the plaintiffs have opposed. The motion was argued before the court on March 23, 2009 and is pending.

  •
  380544 Canada, Inc., et al. v. Aspen Technology, Inc., et al., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is scheduled to conclude on February 12, 2010.

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

The modification of the consent decree with the Federal Trade Commission and the related settlement with Honeywell International, Inc. could have a material adverse effect on our business and financial condition.

        In December 2004, we entered into a consent decree with the Federal Trade Commission (FTC) with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech Ltd. and related subsidiaries of AEA Technology plc (Hyprotech) in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, we entered into an agreement with Honeywell International, Inc. (Honeywell), on October 6, 2004 (Honeywell Agreement), pursuant to which we transferred our operator training business and our rights to the intellectual property of various legacy Hyprotech products. We are subject to ongoing compliance obligations under the FTC consent decree. We responded to requests by the Staff of the FTC beginning in 2006 for information relating to the Staff's investigation of whether we have complied with the consent decree. In addition, the FTC voted to recommend to the Consumer Litigation Division (Division) of the U.S. Department of Justice that the Division commence litigation against us relating to our alleged failure to comply with certain aspects of the decree. Although we believe that we complied with the consent decree and that the assertions by the FTC Staff were without merit, we engaged in settlement discussions with the FTC Staff regarding this matter. Following such discussions, on July 6, 2009, we announced that the FTC closed the investigation relating to the alleged violations of the decree, and issued an order modifying the consent decree. Following a thirty-day period for public comment on the modification to the original decree, the modified order became final on August 20, 2009. The modification to the 2004 consent decree requires that we continue to provide the ability for users to save input variable case data for Aspen HYSYS and Aspen HYSYS Dynamics software in a standard "portable" format, which will make it easier for users to transfer case data from later versions of the products to earlier versions. AspenTech will also provide documentation to Honeywell of the Aspen HYSYS and Aspen HYSYS Dynamics input variables, as well as documentation of the covered heat exchange products. These requirements will apply to all existing and future versions of the covered products up to 2014. In addition, in connection with the settlement of the related litigation with Honeywell, AspenTech has provided to Honeywell a license to modify and distribute (in object code form) certain versions of AspenTech's flare system analyzer software. There is no assurance that the actions required by the FTC's modified order and related settlement with Honeywell will not provide Honeywell with additional competitive advantages that could materially adversely affect our results of operations.

In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy the material weaknesses identified as of June 30, 2009 could result in material misstatements in our financial statements.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (Exchange Act). Our management identified four material weaknesses in our internal control over financial reporting as of June 30, 2009. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        The material weaknesses identified by management as of June 30, 2009 consisted of:

  •
  Inadequate and ineffective monitoring controls;

  •
  Inadequate and ineffective controls over the periodic financial close process;

  •
  Inadequate and ineffective controls over income tax accounting and disclosure; and

  •
  Inadequate and ineffective controls over the recognition of revenue.

        As a result of these material weaknesses, our management concluded as of June 30, 2009 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

        We have begun to implement and continue to implement remedial measures designed to address these material weaknesses. If these remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and if we regain listing on a public exchange, our common stock could be delisted from that exchange. Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our annual reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or additional restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

If in the future we are not current in our SEC fillings, we will face several adverse consequences.

        If we are unable to remain current in our financial filings, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we would not be able to have a registration statement under the Securities Act of 1933 (Securities Act), covering a public offering of securities declared effective by the SEC, and we would not be able to make offerings pursuant to existing registration statements or pursuant to certain "private placement" rules of the SEC under Regulation D to any purchasers not qualifying as "accredited investors." The lack of an effective registration statement would also result in our employees being unable to exercise vested options, which could affect our ability to attract and retain qualified personnel. We also would not be eligible to use a "short form" registration statement on Form S-3 for a period of twelve months after the time we became current in our filings. These restrictions may impair our ability to raise funds should we desire to do so and may adversely affect our financial condition. If we are unable to remain current in our filings, and we are not able to obtain waivers under our financing arrangements, it might become necessary to repay certain borrowings, which could have a material adverse effect on our results of operations.

Our common stock has been delisted from The NASDAQ Stock Market and transferred to the Pink Sheets electronic quotation service, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

        As a result of our inability to timely file the Form 10-K for fiscal year 2007, NASDAQ issued a Staff Determination to us that, in the absence of a request for a hearing, would have resulted in suspension of trading of our common stock, and filing of a Form 25-NSE with the SEC to remove our securities from listing and registration on The NASDAQ Stock Market. NASDAQ subsequently issued an Additional Staff Determination citing our inability to timely file our Form 10-Q for the quarterly period ended September 30, 2007 as an additional basis for delisting our securities. An oral hearing was held at our request on November 15, 2007. At the hearing, we requested an extension of time to cure our SEC filing deficiency. The NASDAQ Listing Qualifications Panel, or the Panel, determined on January 7, 2008 to grant our request for continued listing, subject to certain conditions, including filing our Form 10-K for fiscal year 2007 and our Form 10-Q for the quarterly period ended September 30, 2007, by January 18, 2008. On January 28, 2008, the Panel granted our request for an extension for continued listing on The NASDAQ Global Market through February 8, 2008. On February 14, 2008, we received a letter advising us that the NASDAQ Listing Qualifications Panel had determined to delist our shares from The NASDAQ Stock Market, and trading of our shares was suspended effective at the open of business on February 19, 2008. Our common stock has been quoted on the Pink OTC Markets Inc. electronic quotation service beginning on February 19, 2008.

        There is no assurance that we will regain listing of our common stock on a public exchange. If we regain listing and thereafter fail to keep current in our SEC filings or to comply with the applicable continued listing requirements, our common stock might be and subsequently would trade in the Pink Sheets electronic quotation service, or the Pink Sheets. The trading of our common stock in the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock in the Pink Sheets would materially adversely affect our access to the capital markets, and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that trade in the Pink Sheets are no longer eligible for margin loans, and a company trading in the Pink Sheets cannot avail itself of federal preemption of state securities or "blue sky" laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we regain listing and are delisted in the future and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees, and the loss of institutional investor interest in our company.

Our international operations are complex and if we fail to manage those operations effectively, the growth of our business would be limited and our operating results would be adversely affected.

        As of October 31, 2009, we had 26 offices in 21 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

We also rely, to a lesser extent, on distributors and resellers to sell our products and market our services internationally, and our inability to manage and maintain those relationships would limit our ability to generate revenue outside the U.S. Effective October 6, 2009, we terminated a reseller outside the U.S. See our risk factor below titled "Our revenue growth, operating results, financial condition or cash flows may be materially and adversely affected by recent events in connection with reseller relationships." The complexities of our operations also require us to make significant expenditures to ensure that our operations are compliant with regulatory requirements in numerous foreign jurisdictions. To the extent we are unable to manage the various risks associated with our complex international operations effectively, the growth and profitability of our business may be adversely affected.

Our business may suffer if we fail to address challenges associated with transacting business internationally.

        Customers outside the U.S. accounted for a material amount of our total revenues in fiscal 2009 and 2008. We anticipate that revenues from customers outside the U.S. will continue to account for a material portion of our total revenues for the foreseeable future. Our operations outside the U.S. are subject to additional risks, including:

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

  •
  adverse tax consequences.

        In addition, the impact of future exchange rate fluctuations on our operating results cannot be accurately predicted. From time to time we have engaged in economic hedging of a significant portion of installment contracts denominated in foreign currencies. In fiscal 2009 we stopped engaging in economic hedging; however, we may resume this practice in the future. Any hedging policies we implement may not be successful, and the cost of these hedging techniques may have a significant negative impact on our operating results.

Competition from software offered by current competitors and new market entrants, as well as from internally developed solutions, could adversely affect our ability to sell our software products and related services and could result in pressure to price our products in a manner that reduces our margins.

        Our markets in general are highly competitive and differ among our three principal product areas: engineering, manufacturing, and supply chain management. Our engineering software competes with products of businesses such as ABB Ltd, Chemstations, Inc., Honeywell International, Inc., Invensys plc, KBC Advanced Technologies plc, and Shell Global Solutions International BV. Our manufacturing software competes with products of companies such as ABB Ltd., Honeywell International, Inc., Invensys plc, OSIsoft, Inc., Rockwell Automation, Inc., Siemens AG and SAP. Our supply chain management software competes with products of companies such as i2 Technologies, Inc., Infor Global Solutions, Manugistics, Inc. (a subsidiary of JDA Software Group, Inc.), Oracle Corporation and SAP. In addition, we face competition in all areas of our business from large companies in the process industries that have internally developed their own proprietary software solutions.

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

        Any errors, defects, performance problems or other failure of our software could result in significant liability to us for damages or for violations of environmental, safety and other laws and regulations. We are currently defending a customer claim of approximately $5 million that certain of our software products and implementation services failed to meet customer expectations. In addition, our software products and implementation services could continue to give rise to warranty and other claims. We are unable to determine whether resolution of any of these matters will have a material adverse impact on our financial position, cash flows or results of operations, or, in many cases, reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters.

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

Implementation of some of our products can be difficult and time-consuming, and customers may be unable to implement those products successfully or otherwise achieve the benefits attributable to them.

        Some scheduling applications and integrated supply chain products must integrate with the existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive. As a result, some customers may have difficulty in implementing those products or be unable to implement them successfully or otherwise achieve the benefits attributable to them. Delayed or ineffective implementation of those software products or related services may limit our ability to expand our revenues and may result in customer dissatisfaction, harm to our reputation and customer unwillingness to pay the fees associated with these products.

We may suffer losses on fixed-price professional service engagements.

        We undertake a portion of our professional service engagements on a fixed-price basis. Under these types of engagements, we bear the risk of cost overruns and inflation, and in the past we have experienced cost overruns, which on occasion have been significant. Should the number of our fixed-price engagements increase in the future, we may experience additional cost overruns which could have a more pronounced impact on our operating results.

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

Third-party claims that we infringe the intellectual property rights of others may be costly to defend or settle and could damage our business.

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

Because some of our software products incorporate or otherwise require technology licensed from, or provided by, third parties, the loss of our right to use that third-party technology or defects in that technology could harm our business.

        Some of our software products incorporate or otherwise require technology that is licensed from, or otherwise provided by, third parties. There is no assurance that the suppliers of such software will continue to license to us or that they will renew or not terminate the license contracts. Any interruption in the supply or support of any such third-party software could materially adversely affect our sales, unless and until we can replace the functionality provided by the third-party software. In addition, we depend on these third parties to deliver and support reliable products, enhance our current software, develop new software on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could materially harm our business.

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

Our revenue growth, operating results, financial condition or cash flows may be materially and adversely affected by recent events in connection with reseller relationships.

        Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with a reseller known as, AspenTech Middle East W.L.L., a Kuwait corporation (ATME or the reseller). Effective October 6, 2009, we terminated the reseller relationship for material breach by the reseller based on certain actions of the reseller. On November 2, 2009 the reseller filed a Claim Form (Arbitration) in the High Court of Justice, Queen's Bench Division, Commercial Court, London, England, reference 2009 Folio 1436 in the matter of an intended arbitration between the reseller and us, seeking an injunction against certain activities by us in the alleged former territory of the reseller. We believe that the reseller's claims are without merit, inasmuch as our termination of the relationship was based on actions by the reseller constituting material breach as defined in the reseller agreement document, and that the reseller is not entitled to such an injunction. We therefore intend to defend the claims vigorously. We can provide no assurance as to the outcome of this proceeding or the likelihood of the filing of additional proceedings such as a full arbitration, and these claims may result in judgments against us for significant damages and a possible injunction that would threaten our ability to do business directly in certain countries in the Middle East. In addition, regardless of the outcome, such claims may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement document relating to the terminated relationship contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee would be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of the reseller, as well as the reseller's actual financial performance. Based on the formula and the financial information provided to us by the reseller, which we have not had the opportunity to verify independently, a recent calculation associated with termination other than for material breach based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement document, no termination fee is owed on termination for material breach.

Risks Related to Our Common Stock

Our common stock may experience substantial price and volume fluctuations.

        The equity markets have from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, and those fluctuations have often been unrelated to the operating performance of particular companies. In addition, factors such as changes to our business model, our financial performance, announcements of technological innovations or new products by us or our competitors, as well as market conditions in the computer software or hardware industries, may have a significant impact on the market price of our common stock.

        In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against the company. This type of litigation against the company could result in substantial liability and costs and divert management's attention and resources.

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

There may be an increase in the sales volume of our common stock when we are current in our Exchange Act filings, and any sales of shares into the public market may cause a decline in the trading price of our common stock.

        As previously disclosed, on December 6, 2007, our board of directors approved the extension of the exercise periods of certain outstanding stock options that would otherwise likely expire prior to our becoming current in our Exchange Act filings. When we were not current in those filings, we were unable, under applicable securities laws, to issue shares pursuant to exercises of options. Sales of shares upon exercise of those and other options, or sales of shares subsequent to lapse of forfeiture restrictions on restricted stock units, may cause increased selling pressure in the market for our stock, which has generally traded at volume levels substantially less than those prior to the delisting of our common stock from the NASDAQ Stock Market on February 19, 2008. Any sales of shares into the public market may cause a decline in the trading price of our common stock.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1
	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
	By:	/s/ MARK E. FUSCO Mark E. Fusco President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2009
	By:	/s/ MARK P. SULLIVAN Mark P. Sullivan Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 6, 2009

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1
	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X