Form 10-Q
period 2008-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2009-11-09
CIK 929940

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
OR
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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenues:
Software licenses	$47,272	$37,579	$96,909	$68,698
Service and other	35,355	36,640	72,124	70,359

Total revenues	82,627	74,219	169,033	139,057

Cost of revenues:
Cost of software licenses	2,877	3,831	5,499	7,207
Cost of service and other	15,287	18,069	31,806	34,408
Amortization of technology-related intangible assets	—	—	25	—

Total cost of revenues	18,164	21,900	37,330	41,615

Gross profit	64,463	52,319	131,703	97,442

Operating costs:
Selling and marketing	21,030	23,293	44,540	45,584
Research and development	9,472	10,584	20,739	22,261
General and administrative	14,276	13,201	28,391	25,489
Restructuring charges	231	1,291	265	8,517
(Gain) loss on sales and disposals of assets	(1)	(120)	3	(100)
Impairment of goodwill and intangible assets	623	—	623	—

Total operating costs	45,631	48,249	94,561	101,751

Income (loss) from operations	18,832	4,070	37,142	(4,309)
Interest income	5,955	5,748	11,870	11,946
Interest expense	(2,743)	(4,834)	(5,597)	(9,228)
Other income, net	2,920	2,030	(661)	2,193

Income before provision for taxes	24,964	7,014	42,754	602
(Provision for) benefit from income taxes	(2,003)	2,244	(8,140)	(347)

Net income	$22,961	$9,258	$34,614	$255

Earnings per common share:
Basic	$0.26	$0.10	$0.38	$0.00
Diluted	$0.25	$0.10	$0.37	$0.00
Weighted average shares outstanding:
Basic	90,043	89,602	90,031	89,299
Diluted	92,030	94,730	93,055	94,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	December 31, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$122,803	$134,048
Accounts receivable, net	52,973	86,870
Current portion of installments receivable, net	49,591	51,762
Current portion of collateralized receivables, net	43,970	43,186
Unbilled services	2,076	3,459
Prepaid expenses and other current assets	23,993	11,710
Deferred tax assets	1,846	2,305

Total current assets	297,252	333,340

Non-current installments receivable, net	104,214	82,528
Non-current collateralized receivables, net	80,349	92,163
Property, equipment and leasehold improvements, net	10,337	11,799
Computer software development costs	4,842	5,443
Other intangible assets, net	214	615
Goodwill	16,024	19,019
Non-current deferred tax assets	6,821	7,743
Other non-current assets	1,881	1,976

	$521,934	$554,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of secured borrowing	$101,707	$47,816
Accounts payable	5,444	6,586
Accrued expenses	40,196	61,746
Income taxes payable	9,451	13,877
Deferred revenue	56,700	86,551
Current deferred tax liability	489	457

Total current liabilities	213,987	217,033

Long-term secured borrowing	36,357	99,391
Deferred revenue	20,859	20,354
Non-current deferred tax liability	662	725
Other non-current liabilities	42,346	44,310
Commitments and contingencies (Note 9)
Series D redeemable convertible preferred stock, $0.10 par value—
Authorized—3,636 shares as of December 31, 2008 and June 30, 2008
Issued and outstanding—none as of December 31, 2008 and June 30, 2008	—	—
Stockholders' equity:
Common stock, $0.10 par value—Authorized—120,000,000 shares
Issued—90,283,404 shares as of December 31, 2008 and 90,235,526 shares at June 30, 2008
Outstanding—90,049,940 shares at December 31, 2008 and 90,002,062 shares at June 30, 2008	9,028	9,024
Additional paid-in capital	495,364	493,088
Accumulated deficit	(301,903)	(336,517)
Accumulated other comprehensive income	5,747	7,731
Treasury stock, at cost—233,464 shares of common stock as of December 31, 2008 and June 30, 2008	(513)	(513)

Total stockholders' equity	207,723	172,813

	$521,934	$554,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$34,614	$255
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,615	5,901
Net foreign currency loss (gain)	2,025	(1,443)
Stock-based compensation	2,379	6,290
Non-cash interest expense from amortization of debt issuance costs	—	476
Loss on disposal of property, equipment and leasehold improvements	299	—
Deferred income taxes	1,273	(2,607)
Provision for doubtful accounts	516	258
Loss on impairment of goodwill and intangible assets	623	—
Changes in assets and liabilities:
Accounts receivable	30,067	(23,493)
Unbilled services	840	2,508
Prepaid expenses and other current assets	(9,929)	776
Installments and collateralized receivables	(12,043)	13,725
Income taxes payable	(2,507)	(925)
Accounts payable, accrued expenses and other current liabilities	(16,082)	(8,406)
Deferred revenue	(28,575)	22,498
Other non-current liabilities	(114)	4,515

Net cash provided by operating activities	8,001	20,328

Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(1,391)	(5,329)
Capitalized computer software development costs	(1,465)	—
Decrease in other assets	(815)	(8)

Net cash used in investing activities	(3,671)	(5,337)

Cash flows from financing activities:
Proceeds from secured borrowings	5,532	53,541
Repayment of secured borrowings	(19,905)	(71,703)
Exercise of stock options and warrants	—	2,802
Issuance of common stock under employee stock purchase plan	—	467
Payment of tax withholding obligations related to restricted stock	(205)	(825)
Payments of long-term debt and capital lease obligations	—	(128)

Net cash used in financing activities	(14,578)	(15,846)
Effects of exchange rate changes on cash and cash equivalents	(997)	174

Decrease in cash and cash equivalents	(11,245)	(681)
Cash and cash equivalents, beginning of period	134,048	132,267

Cash and cash equivalents, end of period	$122,803	$131,586

Supplemental disclosure of cash flow information:
Interest paid	$5,633	$8,713
Income taxes paid	18,226	3,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Interim Unaudited Condensed Consolidated Financial Statements

        The accompanying interim unaudited condensed consolidated financial statements (Interim Financial Statements) of Aspen Technology, Inc. and subsidiaries (AspenTech or the Company) have been prepared on the same basis as our annual consolidated financial statements. We condensed or omitted certain information and footnote disclosures normally included in our annual consolidated financial statements. Such Interim Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the SEC) for reporting on Form 10-Q. It is suggested that these Interim Financial Statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2008, which are contained in our Annual Report on Form 10-K as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six-month periods ended December 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. Immaterial Correction of Errors

        During the first quarter of fiscal 2009, we identified certain errors related to income taxes, stock compensation expense and foreign transactions, that originated in prior periods and concluded that the errors were not material to any of the previously reported periods. These immaterial errors were corrected in the first quarter 2009 Interim Financial Statements. The impact to certain captions in the unaudited condensed consolidated statement of operations for the six months ended December 31, 2008, resulting from these out-of-period components of the immaterial corrections, is as follows (in thousands):

Six Months Ended December 31, 2008
Increase (Decrease)
Total revenues	$—
Income from operations	887
Income before provision for taxes	315
Net income	(3,618)

        During the second quarter of fiscal 2008, we identified certain errors that originated in prior periods and concluded that the errors were not material to any of the previously reported periods. These immaterial errors were corrected in the second fiscal quarter 2008 Interim Financial Statements. The impact to certain captions in the unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2007, resulting from these out-of-period components of the immaterial corrections, is as follows (in thousands):

Three and Six Months Ended December 31, 2007
Increase (Decrease)
Total revenues	$(1,117)
Income from operations	(1,337)
Income before provision for taxes	(486)
Net income	358

3. Intangible Assets and Goodwill

        We test goodwill for impairment annually at the reporting unit level using a fair value approach in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and other Intangible Assets." We conduct our annual impairment test on December 31, of each year. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is to be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured based upon the estimated fair value of goodwill at the valuation date. Our last annual impairment test occurred on December 31, 2008. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

        Certain negative macroeconomic factors began to impact the global credit markets in late calendar 2008 and we noted significant unfavorable trends in business conditions in the second quarter of fiscal 2009. Concurrently with these unfavorable developments, we commenced the annual impairment assessment of goodwill and certain intangible assets. In connection with preparing the annual impairment assessment, we identified significant deterioration in the expected future financial performance of the professional services segment compared to the expected future financial performance of this segment at the end of fiscal 2008. As a result, we recognized goodwill and intangible assets impairments of $0.5 million and $0.1 million, respectively, within the professional services segment during the second fiscal quarter of 2009, which ended December 31, 2008. The method for determining fair value was based on weighting estimates of future cash flows from the reporting units and estimates of the market value of the reporting units, based on comparable companies. These impairment losses were recorded as loss on impairment of goodwill and intangible assets in the condensed consolidated statement of operations.

4. Secured Borrowings Covenants

        We have arrangements with financial institutions providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. The terms of the asset purchase agreement for one of the programs requires the timely reporting of financial information. As of December 31, 2008, we were not in compliance with that requirement. We have obtained waivers for such non-compliance which extends the deadline for delivering the fiscal 2009 financial information until November 30, 2009. We are in the process of obtaining an additional waiver to extend the reporting deadline for the financial information for the first quarter of fiscal 2010. Because we have been unable to timely report financial information and the waiver of this covenant does not extend the grace period for a year and a day past the balance sheet date, the obligation under this program has been classified as a current obligation in the accompanying consolidated balance sheet as of December 31, 2008. This resulted in a reclassification of amounts previously classified as long term secured borrowings totaling $56.0 million to the current portion of secured borrowings.

5. Supplementary Balance Sheet Information

        Property, equipment and leasehold improvements in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	December 31, 2008	June 30, 2008
Property, equipment and leasehold improvements—at cost
Computer equipment	$9,632	$9,908
Purchased software	17,327	24,756
Furniture & fixtures	6,340	6,311
Leasehold improvements	3,896	4,009
Accumulated depreciation	(26,858)	(33,185)

Property, equipment and leasehold improvements—net	$10,337	$11,799

        Accrued expenses in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	December 31, 2008	June 30, 2008
Royalties and outside commissions	$6,354	$6,576
Payroll and payroll-related	7,807	19,434
Restructuring accruals	4,805	4,658
Amounts due to receivable sale facilities for collections	442	5,687
Other	20,788	25,391

Total accrued expenses	$40,196	$61,746

        Other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	December 31, 2008	June 30, 2008
Restructuring accruals	$9,271	$11,727
Deferred rent	2,478	2,562
Royalties and outside commissions	7,563	6,368
Other	23,034	23,653

Total other non-current liabilities	$42,346	$44,310

6. Net Income

        Basic earnings per share was determined by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options and warrants, based on the treasury stock method, and other commitments to be settled in common stock. The calculations of basic and diluted net income per share attributable to common shareholders and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended December 31,						Six Months Ended December 31,
	2008			2007			2008			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$22,961	90,043	$0.26	$9,258	89,602	$0.10	$34,614	90,031	$0.38	$255	89,299	$—
Diluted earnings per share:
Employee equity awards		1,642		—	4,317			2,596		—	4,120
Warrants	—	345		—	811			428		—	878

Net income giving effect to dilutive adjustments	$22,961	92,030	$0.25	$9,258	94,730	$0.10	$34,614	93,055	$0.37	$255	94,297	$—

        The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding because the exercise price of the stock options and warrants exceeded the average market price for our common stock and their effect would be anti-dilutive at the balance sheet date (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Employee equity awards and warrants	2,313	722	1,810	1,505

7. Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income for the three and six months ended December 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net lncome	$22,961	$9,258	$34,614	$255
Foreign currency translation adjustments	(2,604)	(1,509)	(1,984)	93

Total comprehensive income	$20,357	$7,749	$32,630	$348

8. Restructuring Charges

        During the three and six months ended December 31, 2008, we recorded $0.2 and $0.3 million, respectively, in restructuring charges, primarily related to accretion and changes in estimate of pre-existing lease obligations.

        At December 31, 2008, total restructuring liabilities for all plans of $14.1 million consisted almost entirely of liabilities for the closure of facilities. Management anticipates that payments of $5.0 million will be made over the next twelve months with the remaining $10.4 million paid through 2016.

        During the six months ended December 31, 2008, the following activity was recorded (in thousands):

Summary Restructuring Plans	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses and other non-current liabilities, June 30, 2008	$16,354	$31	$16,385
Restructuring charge—Accretion	330	—	330
Change in estimate	(224)	158	(66)

Sub-total	106	158	264
Payments	(2,396)	(177)	(2,573)

Accrued expenses and other non-current liabilities, December 31, 2008	$14,064	$12	$14,076

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

(c)   ATME Arbitration

        Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with a reseller known as , AspenTech Middle East W.L.L., a Kuwait corporation (ATME or the reseller). Effective October 6, 2009, we terminated the reseller relationship for material breach by the reseller based on certain actions of the reseller. On November 2, 2009 the reseller filed a Claim Form (Arbitration) in the High Court of Justice, Queen's Bench Division, Commercial Court, London, England, reference 2009 Folio 1436 in the matter of an intended arbitration between the reseller and us, seeking an injunction against certain activities by us in the alleged former territory of the reseller. We believe that the reseller's claims are without merit, inasmuch as our termination of the relationship was based on actions by the reseller constituting material breach as defined in the reseller agreement document, and that the reseller is not entitled to such an injunction. We therefore intend to defend the claims vigorously. We can provide no assurance as to the outcome of this proceeding or the likelihood of the filing of additional proceedings such as a full arbitration, and these claims may result in judgments against us for significant damages and a possible injunction that would threaten our ability to do business directly in certain countries in the Middle East. In addition, regardless of the outcome, such claims may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement document relating to the terminated relationship contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee would be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of the reseller, as well as the reseller's actual financial performance. Based on the formula and the financial information provided to us by the reseller, which we have not had the opportunity to verify independently, a recent calculation associated with termination other than for material breach based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement document, no termination fee is owed on termination for material breach.

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

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. We do not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments.

        The following table presents a summary of operating segments for the three and six months ended December 31, 2008 and 2007 (in thousands):

	License	Professional Services	Maintenance and Training	Total
Three Months Ended December 31, 2008—
Segment revenue	$47,272	$12,878	$22,477	$82,627
Segment expenses	14,687	9,437	3,448	27,572

Segment operating profit(1)	$32,585	$3,441	$19,029	$55,055

Three Months Ended December 31, 2007—
Segment revenue	$37,579	$15,617	$21,023	$74,219
Segment expenses	15,965	11,383	3,455	30,803

Segment operating profit(1)	$21,614	$4,234	$17,568	$43,416

Six Months Ended December 31, 2008—
Segment revenue	$96,909	$28,304	$43,820	$169,033
Segment expenses	31,083	20,086	7,033	58,202

Segment operating profit(1)	$65,826	$8,218	$36,787	$110,831

Six Months Ended December 31, 2007—
Segment revenue	$68,698	$28,778	$41,581	$139,057
Segment expenses	30,701	21,693	6,719	59,113

Segment operating profit(1)	$37,997	$7,085	$34,862	$79,944

(1)
The segment operating profits reported reflect only the expenses of the operating segment and do not contain an allocation for selling and marketing, general and administrative, research and development, restructuring and other corporate expenses incurred in support of the segments.

Reconciliation to Income Before Provision for Taxes:

        The following table presents a reconciliation of total segment operating profit to income before provision for income taxes for the three and six months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Total segment operating profit for reportable segments	$55,055	$43,416	$110,831	$79,944
Cost of license and amortization for technology related costs	(2,877)	(3,831)	(5,524)	(7,207)
Selling and Marketing	(3,629)	(3,401)	(8,565)	(7,723)
Research and development	(7,098)	(7,626)	(15,903)	(16,404)
General and administrative and overhead	(19,315)	(17,797)	(38,623)	(34,934)
Stock compensation and employee tax reimbursements	(1,507)	(3,788)	(2,379)	(6,290)
Corporate and executive bonuses	(944)	(1,732)	(1,804)	(3,278)
Restructuring charges and FTC legal costs	(231)	(1,291)	(265)	(8,517)
Gain (loss) on sales and disposals of assets	1	120	(3)	100
Impairment of goodwill and intangible assets	(623)	—	(623)	—
Interest income (net)	3,212	914	6,273	2,718
Other income (expense)	2,920	2,030	(661)	2,193

Income before(provision for) benefit from income taxes	$24,964	$7,014	$42,754	$602

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

Business Overview

        We are a leading supplier of integrated software and services to the process industries, for which the principal markets consist of: energy, chemicals, pharmaceuticals, and engineering and construction. Additionally, we also serve other industries such as power and utilities, consumer products, metals and mining, pulp and paper and biofuels, which manufacture and produce products from a chemical process. We provide a comprehensive, integrated suite of software applications that utilize proprietary empirical models of chemical manufacturing processes to improve plant and process design, economic evaluation, production, production planning and scheduling, supply chain optimization, and operational performance, and an array of services designed to optimize the utilization of these products by our customers. We are organized into three operating segments: software licenses, maintenance and training, and professional services. Each of these operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in U.S. dollars, we conduct a significant number of transactions in currencies other than U.S. dollars.

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

        Historically, the majority of our license revenue has been recognized on an up-front basis once all revenue recognition criteria have been met in accordance with Statement of Position 97-2 "Software Revenue Recognition,", as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." We refer to this licensing practice as "the up-front revenue model". For licenses that did not meet the required criteria for immediate up-front revenue recognition, revenues were either deferred until such time as the criteria had been met, or recognized over the license term.

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

        Our software license business represented 57.6% of our total revenues on a trailing four-quarter basis. During 2009, we continued to grow our installed base of software licenses and increased the total value of signed license contracts on a year over year basis.

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

        Revenues generated by our maintenance and training business represented 25.1% of our total revenues on a trailing four quarter basis and are closely correlated to changes in our installed base of software licenses. The majority of our customers renew their support contracts when eligible to do so, and the majority of new software license contracts sold include a maintenance component.

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

        Customers who obtain professional services from us typically engage us to provide such services over periods of up to 24 months. We generally charge customers for professional services, ranging from supply chain to on-site advanced process control and optimization assistance services, on a fixed-price basis or time-and-materials basis. The professional services business represented 17.3% of our total revenues on a trailing four-quarter basis, and has experienced lower margins than our other business segments.

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

  •
  impairment of goodwill and intangible assets;

  •
  accounting for contingencies; and

  •
  accounting for income taxes.

        Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2008 for a more complete discussion of our critical accounting policies and estimates.

Impairment of Goodwill and Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," on an annual basis we conduct an assessment of the carrying value of goodwill. Our assessment is completed as of December 31 and is based on weighting estimates of future cash flows from the reporting units or estimates of the market value of the reporting units, based on comparable companies. We also perform impairment analyses whenever events or circumstances indicate that goodwill or certain intangibles may be impaired. Currently our reporting units are the same as our operating segments. These estimates of future discounted cash flows are based upon historical results, adjusted to reflect our best estimate of future market and operating conditions. Historically, actual results have occasionally differed from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates. In addition, the comparable companies used to establish market value for our reporting units is based on management's judgment.

        Certain negative macroeconomic factors began to impact the global credit markets in late calendar 2008 and we noted significant unfavorable trends in business conditions in the second quarter of fiscal 2009. Concurrently with these unfavorable developments, we commenced the annual impairment assessment of goodwill and certain intangible assets. In connection with preparing the annual impairment assessment, we identified significant deterioration in the expected future financial performance of the professional services segment compared to the expected future financial performance of this segment at the end of fiscal 2008. As a result, we recognized goodwill and intangible assets impairments of $0.5 million and $0.1 million, respectively, within the professional services reporting unit during the second fiscal quarter of 2009, which ended December 31, 2008. The method for determining fair value was based on weighting estimates of future cash flows from the reporting units and estimates of the market value of the reporting units, based on comparable companies. These impairment losses were recorded as impairment of goodwill and intangible assets in the consolidated statement of operations.

        The timing and size of any future impairment charges involves the application of management's judgment and estimates and could result in the impairment of all, or substantially all, of our goodwill, intangible assets or other long-lived assets.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2008 and 2007

        The following table sets forth the percentage of total revenues represented by certain condensed consolidated statements of operations data for the three and six months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2008		2007		2008		2007
Revenues:
Software licenses	$47,272	57.2%	$37,579	50.6%	$96,909	57.3%	$68,698	49.4%
Service and other	35,355	42.8	36,640	49.4	72,124	42.7	70,359	50.6

Total revenues	82,627	100.0	74,219	100.0	169,033	100.0	139,057	100.0

Cost of revenues:
Cost of software licenses	2,877		3,831		5,499		7,207
Cost of service and other	15,287		18,069		31,806		34,408
Amortization of technology-related intangible assets	—		—		25		—

Total cost of revenues	18,164	22.0	21,900	29.5	37,330	22.1	41,615	29.9

Gross profit	64,463	78.0	52,319	70.5	131,703	77.9	97,442	70.1

Operating costs:
Selling and marketing	21,030	25.5	23,293	31.4	44,540	26.3	45,584	32.8
Research and development	9,472	11.5	10,584	14.3	20,739	12.3	22,261	16.0
General and administrative	14,276	17.3	13,201	17.8	28,391	16.8	25,489	18.3
Restructuring charges	231	0.3	1,291	1.7	265	0.2	8,517	6.1
(Gain) loss on sales and disposals of assets	(1)	(0.0)	(120)	(0.2)	3	0.0	(100)	(0.1)
Impairment of goodwill and intangible assets	623	0.8	—	0.0	623	0.4	—	0.0

Total operating costs	45,631		48,249		94,561		101,751

Income (loss) from operations	18,832	22.8	4,070	5.5	37,142	22.0	(4,309)	(3.1)

Interest income	5,955	7.2	5,748	7.7	11,870	7.0	11,946	8.6
Interest expense	(2,743)	(3.3)	(4,834)	(6.5)	(5,597)	(3.3)	(9,228)	(6.6)
Other income, net	2,920	3.5	2,030	2.7	(661)	(0.4)	2,193	1.6

Income before provision for taxes	24,964	30.2	7,014	9.5	42,754	25.3	602	0.4
(Provision) benefit for income taxes	(2,003)		2,244		(8,140)		(347)

Net income	$22,961	27.8%	$9,258	12.5%	$34,614	20.5%	$255	0.2%

  Revenues.

        Total revenues for the second quarter of fiscal 2009 increased by $8.4 million compared to the corresponding period in the prior fiscal year.

        Total revenues for the first half of fiscal 2009 increased by $30.0 million compared to the corresponding period in the prior fiscal year.

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

        During the second quarter and first half of fiscal 2009 and fiscal 2008, a significant portion of our license bookings were not recorded as revenue in the same fiscal period due to certain revenue recognition criteria not being met (see further discussion under "Liquidity and Capital Resources" related to deferred revenue). Revenues from software licenses in the second quarter and first half of fiscal 2009 increased $9.7 million and $28.2 million, respectively, compared to the corresponding periods of the prior fiscal year. The period-over-period revenue increase was primarily driven by the timing of revenue recognition under GAAP as opposed to a function of actual license bookings. During the second quarter and first half of fiscal 2009, a significant amount of prior period license bookings were recognized as revenue. This level of prior period bookings being recognized as revenue represents a considerable increase over the second quarter and first half of fiscal 2008.

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

  •
  the timing of collection of cash payments when collectability is uncertain;

  •
  the timing of negotiating and signing maintenance renewals; and

  •
  the size of the installed base of license contracts.

        Service and other revenues in the second quarter of fiscal 2009 decreased by $1.3 million compared to the corresponding period in the prior fiscal year. This decrease was due to lower professional services revenue during the second quarter of fiscal 2009 of $2.7 million. The global economic environment during the first half of fiscal 2009 generally impacted our customers' ability to commit to more discretionary spending initiatives, which affected our professional services business. The professional services decreases were partially offset by higher maintenance revenues of $1.5 million during the period.

        Service and other revenues in first half of fiscal 2009 increased by $1.8 million compared to the corresponding period in the prior fiscal year. This increase was driven by higher maintenance revenues of $2.2 million offset by a decrease in professional service revenues of $0.5 million.

  Cost of Software Licenses

        Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging.

        Cost of software licenses in the second quarter and first half of fiscal 2009 decreased $1.0 million and $1.7 million, respectively, compared to the corresponding periods in the prior fiscal year. These period over period decreases were primarily due to lower capitalized software amortization charges and reduced royalty expenses. The royalty fees were lower as a result of a change in the mix of license products sold.

  Cost of Service and Other

        Cost of service and other consists primarily of personnel-related and external consultant costs associated with providing professional services, post-contract maintenance support, and training to customers.

        Costs of service and other in the second quarter and first half of fiscal 2009 decreased by $2.8 million and $2.6 million, respectively, compared to the corresponding periods in the prior fiscal year. These decreases were primarily due to lower staffing needs as a result of the decreased demand for our professional services, as well as a decrease in stock-based compensation. Stock-based compensation expense decreased because we have been unable to issue new equity based compensation awards since fiscal 2007. Additionally, the cost to deliver maintenance support was reduced by consolidating work and bringing previously outsourced services, which carried a higher cost to us, in house.

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

        Selling and marketing expenses in the second quarter of fiscal 2009 decreased by $2.3 million compared to the corresponding period in the prior fiscal year. This decrease was largely the result of lower personnel related costs including salaries, commissions, bonuses, and stock based compensation. Stock-based compensation expense decreased because we have been unable to issue new equity based compensation awards since fiscal 2007. Additionally, we experienced other decreases in costs related to travel, external consultants and marketing events.

        Selling and marketing expenses in the first half of fiscal 2009 decreased by $1.0 million compared to the corresponding period in the prior fiscal year. This decrease was primarily attributable to lower stock based compensation costs because we have been unable to issue new equity based compensation awards since fiscal 2007.

  Research and Development

        Research and development ("R&D") expenses primarily consist of personnel and external consultants costs related to the creation of new products, and enhancements and engineering changes to existing products.

        R&D expenses in the second quarter and first half of fiscal 2009 decreased by $1.1 million and $1.5 million, respectively due to a reduction in incentive bonuses for employees and decreases in stock based compensation. Stock-based compensation expense decreased because we have been unable to issue new equity based compensation awards since fiscal 2007. Additionally, we capitalized a higher portion of our R&D costs during the first half of fiscal year 2009 as compared to the corresponding periods of the prior fiscal year, which contributed to a period-over-period decrease in R&D expenses.

  General and Administrative

        General and administrative expenses include the costs of corporate and support functions which include executive leadership and administration groups: finance; legal; human resources; corporate communications, and other costs such as outside professional and consultant fees and provisions for doubtful accounts.

        General and administrative expenses in the second quarter of fiscal 2009 increased by $1.1 million compared to the corresponding period in the prior fiscal year. The increase was primarily attributed to extensive use of external financial consultants. These finance costs increases were partially offset by lower: legal costs; audit and accounting; and stock based compensation. Stock-based compensation expense also decreased because we have been unable to issue new equity based compensation awards since fiscal 2007.

        General and administrative expenses in the first half of fiscal 2009 increased by $2.9 million compared to the corresponding period in the prior fiscal year. The increase was primarily attributed to extensive use of external financial consultants and to a lesser extent, an increase in legal costs. These finance cost increases were partially offset by lower audit and accounting costs; and stock based compensation. Stock compensation expense also decreased because we have been unable to issue new equity based compensation awards since fiscal 2007.

  Restructuring Charges

        Restructuring charges in the second quarter and first half of fiscal 2009 decreased by $1.1 million and $8.3 million, respectively, compared to the corresponding period in the prior fiscal year. Costs during the fiscal 2009 periods were primarily related to revisions of estimates associated with lease exit costs and were significantly lower than the restructuring charge that was incurred in the corresponding periods of the prior fiscal year which were associated with the relocation of our corporate headquarters.

  Interest Income

        Interest income is generated from the accretion of interest on the long term installment payments on software license contracts where revenue was recognized up-front, and to a lesser extent from the investment of cash balances in short term instruments.

        Interest income for the second quarter and first half of fiscal 2009 remained fairly consistent compared to the corresponding periods in the prior fiscal year, increasing $0.2 million and decreasing less than $0.1 million, principally due to lower period over period average receivables balance.

  Interest Expense

        Interest expense is incurred primarily from our secured borrowings. The secured borrowings are derived from our borrowing arrangements with unrelated financial institutions.

        Interest expense for second quarter and first half of fiscal 2009 decreased by $2.1 million and $3.6 million, respectively, compared to the corresponding periods in the prior fiscal year. The decrease was attributable to lower average secured borrowing balances, principally due to the repayment of three significant securitizations during fiscal 2008.

  Other Income, Net

        Other income (expense), net is comprised primarily of foreign currency exchange gain (loss) generated from transactions denominated in foreign currencies. To mitigate this risk we occasionally enter into foreign currency forward contracts to attempt to minimize the adverse impact related to unfavorable exchange rate movements. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment under the criteria of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Therefore, the unrealized gains and losses on the foreign currency forward contracts, as well as the underlying transactions we are attempting to shield from exchange rate movements, have been recognized as a component of other income (expense), net.

        Other income, net in second quarter and first half of fiscal 2009 increased $0.9 million and decreased $2.9 million, respectively, compared to the corresponding period in the prior fiscal year. These changes were due to fluctuations in the U.S. dollar against other currencies in which we conduct our operations.

  Provision for Income Taxes.

        The provision for income taxes for the second quarter and first half of fiscal 2009 increased by $4.2 million and $7.8 million, respectively, compared to the corresponding periods in the prior year. These increases were principally due to additional reserves for uncertain tax positions with respect to transfer pricing and intercompany transactions as well as a mix of profitability in certain of our foreign tax-paying subsidiaries versus certain other foreign subsidiaries and offset by a reduction in the valuation allowance in the United States.

Liquidity and Capital Resources

Resources

        Our primary source of cash is from the licensing of our products and associated services. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. We historically have financed our operations through cash generated from operating activities, public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, borrowings secured by our installment receivable contracts and borrowings under bank credit facilities. As of December 31, 2008, our principal sources of liquidity consisted of $122.8 million in cash and cash equivalents and $17.9 million of unused borrowings under our credit facility. The amount of unused borrowings actually available under the credit facility varies in accordance with the terms of the agreement. We believe that the amount of borrowing capacity currently available, along with our current cash and cash equivalents balance and future cash flows from operations, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our credit facility or our liquidity or materially impacted our funding costs.

        The following table summarizes our cash flow activities for the six months ended December 31, 2008 (in thousands):

Cash flow provided by (used in):
Operating activities	$8,001
Investing activities	(3,671)
Financing activities	(14,578)
Effect of exchange rates on cash balances	(997)

Decrease in cash and cash equivalents	$(11,245)

Operating Activities

        Cash generated by operating activities is one of our primary sources of liquidity and provided $8.0 million during the first half of fiscal 2009. This amount resulted from net income of $34.6 million, adjusted for non-cash charges of $11.7 million and a net $38.3 million use of cash due to an increase in working capital accounts.

        Non-cash items within net income consisted primarily of $4.6 million of depreciation and amortization, $2.4 million of stock-based compensation, $2.0 million of net unrealized foreign currency losses driven by the strengthing of the U.S. dollar, and $1.3 million of deferred income taxes.

        Our cash balance decreased in part due to a $38.3 million net increase in working capital. The change in working capital consisted primarily of: decreases in deferred revenues of $28.6 million; decreases in accounts payable and accrued expenses and other current liabilities of $16.1 million; increases in installments and collateralized receivables of $12.0 million and increases in prepaid expenses and other current assets of $9.9 million; partially offset by decreases in accounts receivable of $30.1 million.

        The decrease in deferred revenue was primarily attributable to the timing of revenue recognition for certain license agreements that were signed during fiscal 2008, but not fully delivered and therefore did not meet revenue recognition criteria until fiscal 2009. While we had a material amount of license bookings closed during the first half of fiscal 2009 that were not recognized as revenue during the period, unlike fiscal 2008, the majority of these license bookings were not recorded as receivables and deferred revenue on our December 31, 2008 balance sheet. The decrease in accounts receivable resulted from a number of large contracts closed during the fourth quarter of fiscal 2008 where customers elected to pay for their multi-year contract at the outset of the arrangement, resulting in the full contract value of the receivable being recorded as accounts receivable at the end of fiscal 2008. There was a lower dollar value of contracts with similar terms in the second quarter of fiscal 2009. The decreases in accounts payable, accrued expenses and other current liabilities were primarily due to lower income taxes payable and accrued bonus amounts.

        Looking ahead, we expect to generate positive cash flow from operations. We anticipate that existing cash balances, together with funds generated from operations, will be sufficient to finance our operations and meet our cash requirements for the foreseeable future.

Investing Activities

        During the first half of fiscal 2009, we used $3.7 million of cash for investments to upgrade our financial reporting and management information systems as well as the purchase of additional property and equipment. We are continuing our efforts to enhance our information system and implement other related internal control changes, which have been designed in part to remediate our deficiencies in internal controls over financial reporting. A portion of the remediation costs are expected to be incurred to upgrade our existing financial applications. We do not expect these costs to be materially different from our IT investment costs in prior fiscal years.

        We are not currently party to any material purchase contracts related to future capital expenditures.

Financing Activities

        During the first half of fiscal 2009, we used $14.6 million of cash for financing activities of which $14.4 million was used to reduce our secured borrowings balance. Based on the current cash forecast, we expect secured borrowing balances to continue to decline during the remainder of fiscal 2009 and fiscal 2010.

Borrowings Collateralized by Receivable Contracts

Traditional Programs

        We historically have maintained arrangements, which we refer to as our Traditional Programs, with financial institutions providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. Under our arrangements with General Electric Capital Corporation, Bank of America and Silicon Valley Bank (SVB), both parties must agree to enter into each transaction and negotiate the amount borrowed and interest rate secured by each receivable. The customers' payments of the underlying receivables fund the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was 7.6% as of December 31, 2008 and June 30, 2008.

        The collateralized receivables earn interest income, and the secured borrowings accrue borrowing costs at approximately the same interest rate. When we receive cash from a customer, the collateralized receivable is reduced and the related secured borrowing is reclassified to an accrued liability for amounts we must remit to the financial institution. The accrued liability is reduced when payment is remitted to the financial institutions. The terms of the customer receivables range from amounts that are due within 30 days to receivables that are due over five years.

        Under these arrangements, we received aggregate cash proceeds of $5.5 million and $53.5 million for the six months ended December 31, 2008 and 2007, respectively. Since December 2007, we have not sold any receivables for the purpose of raising cash, but we have sold some large dollar receivables in order to fund the repurchase of several other groups of smaller receivables previously sold to the banks, for the purpose of simplifying the administration of the programs. As of December 31, 2008, we had outstanding secured borrowings of $138.1 million that were secured by collateralized receivables totaling $124.3 million under the Traditional Programs.

        We estimate that there was in excess of $27.2 million available under the SVB program at December 31, 2008. As the collection of the collateralized receivables and resulting payment of the borrowing obligation will reduce the outstanding balance, the availability under the arrangement can be increased. We expect to maintain our access to cash under this arrangement, and to transfer installments receivable as business requirements dictate. Our ongoing ability to access the available capacity will depend upon a number of factors, including the generation of additional customer receivables and the financial institution's willingness to continue to enter into these transactions.

        Under the terms of the Traditional Programs, we have transferred the receivables to the financial institutions with limited financial recourse to us. We can be required to repurchase the receivables under certain circumstances in case of specific defaults by us as set forth in the program terms. Potential recourse obligations are primarily related to the SVB arrangement that requires us to pay interest to SVB when the underlying customer has not paid by the receivable due date. This recourse is limited to a maximum period of 90 days after the due date. The amount of outstanding receivables that have this potential recourse obligation is $49.2 million at December 31, 2008. This 90 day recourse obligation is recognized as interest expense as incurred and totaled $0.1 million and $0.3 million for the six months ended December 31, 2008 and 2007, respectively. Other than the specific items noted above, the financial institutions bear the credit risk of the customers associated with the receivables the institution purchased.

        In the ordinary course of acting as a servicing agent for receivables transferred to SVB, we regularly receive funds from customers that are processed and remitted onward to SVB. While in our possession, these cash receipts are contractually owned by SVB and are held by us on their behalf until remitted to the bank. Cash receipts held for the benefit of SVB recorded in our cash balances and current liabilities totaled $0.1 million and $0.9 million as of December 31, 2008 and June 30, 2008, respectively. Such amounts are restricted from our use.

        The terms of the asset purchase agreement for one of the programs requires the timely reporting of financial information. As of December 31, 2008, we were not in compliance with that requirement. We have obtained waivers for such non-compliance which extends the deadline for delivering the fiscal 2009 financial information until November 30, 2009. We are in the process of obtaining an additional waiver to extend the reporting deadline for the financial information for the first quarter of fiscal 2010. Because we have been unable to timely report financial information and the waiver of this covenant does not extend the grace period for a year and a day past the balance sheet date, the obligation under this program has been classified as a current obligation in the accompanying consolidated balance sheet as of December 31, 2008.

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

Credit Facility

        In January 2003 and through subsequent amendments, we executed a loan arrangement with SVB. This arrangement provides a line of credit of up to the lesser of (i) $25.0 million or (ii) 80% of eligible domestic receivables. The line of credit bears interest at the greater of the bank's prime rate (3.25% at December 31, 2008) plus 0.5%, or 4.75%. If we maintain a $10.0 million compensating cash balance with the bank, our unused line of credit fee will be 0.1875% per annum; otherwise it will be 0.375% per annum. The line of credit is collateralized by substantially all of our assets and we are required to provide certain financial information and to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of December 31, 2008, we were not in compliance with certain reporting requirements under the terms of the loan arrangement, and we have obtained waivers for such non-compliance. Furthermore, the terms of the loan arrangement restrict our ability to pay dividends, with the exception of dividends paid in common stock or preferred stock dividends paid in cash.

        On November 3, 2009, we executed an amendment to the loan arrangement that adjusted certain terms of covenants, including modifying the date we must provide monthly unaudited and annual audited financial statements to the bank and the maturity date of the credit loan, which was extended to May 15, 2010. As of December 31, 2008, there were $8.1 million in letters of credit outstanding under the lines of credit, and there was $17.9 million available for future borrowing.

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

        During fiscal 2009, our largest exposures to foreign exchange rates existed primarily with the Euro, British Pound Sterling, Canadian Dollar, and Japanese Yen against the U.S. dollar. The following table summarizes our forward contracts to sell foreign currencies in U.S. dollars at December 31, 2008 (in thousands):

Notional Amount
Currency
Euro	$4,128
British Pound Sterling	561
Japanese Yen	(78)
Canadian Dollar	1,711
Swiss Franc	67

Total	$6,389

Investment Portfolio

        We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses, as our investments consist primarily of money market accounts. At December 31, 2008, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Item 4.    Controls and Procedures

a)    Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

        Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of June 30, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of June 30, 2008, our internal control over financial reporting was not effective.

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

        During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting, however, we made certain changes in the following periods through the date of this filing, as described below.

d)    Remediation Efforts

        We determined that the following material weakness (reported in our 2008 Form 10-K) was remediated as of June 30, 2009:

  •
  Inadequate and ineffective controls over the accounts receivable function

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

e)     Remediation Plans

        Management, in coordination with the input, oversight and support of our Audit Committee, has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. In addition to improving the effectiveness and compliance with key controls, our remediation efforts involve numerous business and accounting process improvements and the implementation of key system enhancements. The process and system enhancements are generally designed to simplify and standardize business practices and to improve timeliness and access to associated accounting data through increased systems automation. We began implementing certain of these measures prior to the filing of this Form 10-K. While we expect remedial actions to be essentially implemented in fiscal 2010, some may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of fiscal year 2010. We will continue to develop our remediation plans and implement additional measures during fiscal 2010 and possibly into fiscal 2011.

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

        If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures including the use of qualified external consultants and management detailed reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts as well as to complete the significant backlog of work required for us to become current with our SEC filings. While our Audit Committee and Board of Directors have been supportive of our efforts by supporting the hiring of various individuals in finance, treasury, tax and internal audit as well as funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we can not recruit and retain more qualified professionals. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described in "Item 1A. Risk Factors—In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to effectively remedy the material weaknesses identified as of December 31, 2008 could result in material misstatements in our financial statements" in Part I of this Form 10-Q.

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

(c)   ATME Arbitration

        Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with a reseller known as , AspenTech Middle East W.L.L., a Kuwait corporation (ATME or the reseller). Effective October 6, 2009, we terminated the reseller relationship for material breach by the reseller based on certain actions of the reseller. On November 2, 2009 the reseller filed a Claim Form (Arbitration) in the High Court of Justice, Queen's Bench Division, Commercial Court, London, England, reference 2009 Folio 1436 in the matter of an intended arbitration between the reseller and us, seeking an injunction against certain activities by us in the alleged former territory of the reseller. We believe that the reseller's claims are without merit, inasmuch as our termination of the relationship was based on actions by the reseller constituting material breach as defined in the reseller agreement document, and that the reseller is not entitled to such an injunction. We therefore intend to defend the claims vigorously. We can provide no assurance as to the outcome of this proceeding or the likelihood of the filing of additional proceedings such as a full arbitration, and these claims may result in judgments against us for significant damages and a possible injunction that would threaten our ability to do business directly in certain countries in the Middle East. In addition, regardless of the outcome, such claims may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement document relating to the terminated relationship contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee would be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of the reseller, as well as the reseller's actual financial performance. Based on the formula and the financial information provided to us by the reseller, which we have not had the opportunity to verify independently, a recent calculation associated with termination other than for material breach based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement document, no termination fee is owed on termination for material breach.

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

        Our markets in general are highly competitive and differ among our three principal product areas: engineering, manufacturing, and supply chain management. Our engineering software competes with products of businesses such as ABB Ltd, Chemstations, Inc., Honeywell International, Inc., Invensys plc, KBC Advanced Technologies plc, and Shell Global Solutions International BV. Our manufacturing software competes with products of companies such as ABB Ltd., Honeywell International, Inc., Invensys plc, OSIsoft, Inc., Rockwell Automation, Inc., Siemens AG and SAP. Our supply chain management software competes with products of companies such as i2 Technologies, Inc., Infor Global Solutions, Manugistics, Inc. (a subsidiary of JDA Software Group, Inc.), Oracle Corporation, and SAP. In addition, we face competition in all areas of our business from large companies in the process industries that have internally developed their own proprietary software solutions.

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

        Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with a reseller known as , AspenTech Middle East W.L.L., a Kuwait corporation (ATME or the reseller). Effective October 6, 2009, we terminated the reseller relationship for material breach by the reseller based on certain actions of the reseller. On November 2, 2009 the reseller filed a Claim Form (Arbitration) in the High Court of Justice, Queen's Bench Division, Commercial Court, London, England, reference 2009 Folio 1436 in the matter of an intended arbitration between the reseller and us, seeking an injunction against certain activities by us in the alleged former territory of the reseller. We believe that the reseller's claims are without merit, inasmuch as our termination of the relationship was based on actions by the reseller constituting material breach as defined in the reseller agreement document, and that the reseller is not entitled to such an injunction. We therefore intend to defend the claims vigorously. We can provide no assurance as to the outcome of this proceeding or the likelihood of the filing of additional proceedings such as a full arbitration, and these claims may result in judgments against us for significant damages and a possible injunction that would threaten our ability to do business directly in certain countries in the Middle East. In addition, regardless of the outcome, such claims may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement document relating to the terminated relationship contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee would be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of the reseller, as well as the reseller's actual financial performance. Based on the formula and the financial information provided to us by the reseller, which we have not had the opportunity to verify independently, a recent calculation associated with termination other than for material breach based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement document, no termination fee is owed on termination for material breach.

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

        In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against the Company. This type of litigation against us could result in substantial liability and costs and divert management's attention and resources.

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

        As previously disclosed, on December 6, 2007, our board of directors approved the extension of the exercise periods of certain outstanding stock options that would otherwise likely expire prior to our becoming current in our SEC '34 Act report filings. When we were not current in those filings, we were unable, under applicable securities laws, to issue shares pursuant to exercises of options. Sales of shares upon exercise of those and other options, or sales of shares subsequent to lapse of forfeiture restrictions on restricted stock units, may cause increased selling pressure in the market for our stock, which has generally traded at volume levels substantially less than those prior to the delisting of our common stock from the NASDAQ Stock Market on February 19, 2008. Any sales of shares into the public market may cause a decline in the trading price of our common stock.

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

ASPEN TECHNOLOGY, INC.
	By:	/s/ MARK F. FUSCO Mark E. Fusco President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2009
	By:	/s/ MARK P. SULLIVAN Mark P. Sullivan Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 6, 2009

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1
	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X