Form 10-Q
period 2009-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2009-11-09
CIK 929940

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenues:
Software licenses	$41,070	$40,018	$137,979	$108,716
Service and other	30,222	34,226	102,346	104,585

Total revenues	71,292	74,244	240,325	213,301

Cost of revenues:
Cost of software licenses	3,063	4,034	8,562	11,241
Cost of service and other	15,333	17,416	47,139	51,824
Amortization of technology-related intangible assets	—	—	25	—

Total cost of revenues	18,396	21,450	55,726	63,065

Gross profit	52,896	52,794	184,599	150,236

Operating costs:
Selling and marketing	21,632	25,362	66,172	70,946
Research and development	10,548	11,592	31,287	33,853
General and administrative	14,493	13,844	42,884	39,333
Restructuring charges	1,760	111	2,025	8,628
Loss (gain) on sales and disposals of assets	—	13	3	(87)
Loss on impairment of goodwill and intangible assets	—	—	623	—

Total operating costs	48,433	50,922	142,994	152,673

Income (loss) from operations	4,463	1,872	41,605	(2,437)
Interest income	5,176	6,136	17,046	18,082
Interest expense	(2,230)	(4,510)	(7,827)	(13,738)
Other (expense) income, net	(3,308)	2,653	(3,969)	4,846

Income before provision for taxes	4,101	6,151	46,855	6,753
Benefit from (provision for) income taxes	3,995	(2,118)	(4,145)	(2,465)

Net income	$8,096	$4,033	$42,710	$4,288

Earnings per common share:
Basic	$0.09	$0.04	$0.47	$0.05
Diluted	$0.09	$0.04	$0.46	$0.05
Weighted average shares outstanding:
Basic	90,065	89,972	90,042	89,522
Diluted	91,648	93,834	92,620	93,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	March 31, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$126,257	$134,048
Accounts receivable, net	46,070	86,870
Current portion of installments receivable, net	52,967	51,762
Current portion of collateralized receivables, net	42,548	43,186
Unbilled services	2,658	3,459
Prepaid expenses and other current assets	23,876	11,710
Deferred tax assets	1,802	2,305

Total current assets	296,178	333,340

Non-current installments receivable, net	109,573	82,528
Non-current collateralized receivables, net	67,427	92,163
Property, equipment and leasehold improvements, net	9,562	11,799
Computer software development costs	4,403	5,443
Other intangible assets, net	172	615
Goodwill	15,665	19,019
Non-current deferred tax assets	6,746	7,743
Other non-current assets	1,875	1,976

	$511,601	$554,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of secured borrowing	$91,119	$47,816
Accounts payable	4,986	6,586
Accrued expenses	40,458	61,746
Income taxes payable	7,897	13,877
Deferred revenue	61,402	86,551
Current deferred tax liability	451	457

Total current liabilities	206,313	217,033

Long-term secured borrowing	31,352	99,391
Deferred revenue	21,442	20,354
Non-current deferred tax liability	637	725
Other non-current liabilities	34,698	44,310
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.10 par value—
Authorized—3,636 shares as of March 31, 2009 and June 30, 2008
Issued and outstanding—none as of March 31, 2009 and June 30, 2008	—	—
Stockholders' equity:
Common stock, $0.10 par value—Authorized—120,000,000 shares
Issued—90,305,805 shares as of March 31, 2009 and 90,235,526 shares at June 30, 2008
Outstanding—90,072,341 shares at March 31, 2009 and 90,002,062 shares at June 30, 2008	9,031	9,024
Additional paid-in capital	496,567	493,088
Accumulated deficit	(293,807)	(336,517)
Accumulated other comprehensive income	5,881	7,731
Treasury stock, at cost—233,464 shares of common stock as of March 31, 2009 and June 30, 2008	(513)	(513)

Total stockholders' equity	217,159	172,813

	$511,601	$554,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$42,710	$4,288
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,574	8,337
Net foreign currency loss (gain)	5,200	(3,502)
Stock-based compensation	3,659	8,370
Non-cash interest expense from amortization of debt issuance costs	—	960
Loss on disposal of property, equipment and leasehold improvements	406	—
Deferred income taxes	1,351	(2,607)
Provision for doubtful accounts	885	(32)
Loss on impairment of goodwill and intangible assets	623	—
Changes in assets and liabilities:
Accounts receivable	36,012	(16,383)
Unbilled services	248	6,075
Prepaid expenses and other current assets	(10,728)	(1,039)
Installments and collateralized receivables	(8,523)	(4,911)
Income taxes payable	(3,867)	(68)
Accounts payable, accrued expenses and other current liabilities	(14,373)	(7,146)
Deferred revenue	(23,236)	51,309
Other non-current liabilities	(7,304)	4,088

Net cash provided by operating activities	29,637	47,739
Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(1,794)	(7,146)
Capitalized computer software development costs	(1,917)	—
Decrease in other assets	(917)	125

Net cash used in investing activities	(4,628)	(7,021)
Cash flows from financing activities:
Proceeds from secured borrowings	5,532	68,338
Repayment of secured borrowings	(35,900)	(107,363)
Exercise of stock options and warrants	—	2,802
Issuance of common stock under employee stock purchase plan	—	467
Payment of tax withholding obligations related to restricted stock	(288)	(1,003)
Payments of long-term debt and capital lease obligations	—	(193)

Net cash used in financing activities	(30,656)	(36,952)
Effects of exchange rate changes on cash and cash equivalents	(2,144)	322

Decrease (increase) in cash and cash equivalents	(7,791)	4,088
Cash and cash equivalents, beginning of period	134,048	132,267

Cash and cash equivalents, end of period	$126,257	$136,355

Supplemental disclosure of cash flow information:
Interest paid	$7,834	$12,772
Income taxes paid	25,015	5,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Unaudited Condensed Consolidated Financial Statements

        The accompanying interim unaudited condensed consolidated financial statements (Interim Financial Statements) of Aspen Technology, Inc. and subsidiaries (AspenTech or the Company) have been prepared on the same basis as our annual consolidated financial statements. We condensed or omitted certain information and footnote disclosures normally included in our annual consolidated financial statements. Such Interim Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the SEC) for reporting on Form 10-Q. It is suggested that these Interim Financial Statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2008, which are contained in our Annual Report on Form 10-K as previously filed with the SEC. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine-month periods ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. Immaterial Correction of Errors

        During the first quarter of fiscal 2009, we identified certain errors related to income taxes, stock compensation expense and foreign transactions, that originated in prior periods and concluded that the errors were not material to any of the previously reported periods. These immaterial errors were corrected in the first fiscal quarter 2009 Interim Financial Statements. The impact to certain captions in the unaudited condensed consolidated statement of operations for the nine months ended March 31, 2009, resulting from these out-of-period components of the immaterial corrections, is as follows (in thousands):

Nine Months Ended March 31, 2009
Increase (Decrease)
Total revenues	$—
Income from operations	887
Income before provision for taxes	315
Net income	(3,618)

        During the second quarter of fiscal 2008, we identified certain errors that originated in prior periods and concluded that the errors were not material to any of the previously reported periods. These immaterial errors were corrected in the second fiscal quarter 2008 Interim Financial Statements. The impact to certain captions in the condensed consolidated statement of operations for the nine

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Immaterial Correction of Errors (Continued)

months ended March 31, 2008, resulting from these out-of-period components of the immaterial corrections, is as follows (in thousands):

Nine Months Ended March 31, 2008
Increase (Decrease)
Total revenues	$(1,117)
Income from operations	(1,337)
Income before provision for taxes	(486)
Net income	358

3. Income Taxes

        The tax provision was impacted by the reversal of a previously established reserve for uncertain tax positions in the amount of $4.3 million for which the exposure no longer exists due to the statute of limitations expiring for the period which included the uncertain tax position. The anticipated tax provision at the U.S. statutory rate was favorably impacted primarily due to the release in the valuation allowance in the United States.

4. Supplementary Balance Sheet Information

        Property, equipment and leasehold improvements in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	March 31, 2009	June 30, 2008
Property, equipment and leasehold improvements—at cost
Computer equipment	$9,684	$9,908
Purchased software	17,374	24,756
Furniture & fixtures	6,316	6,311
Leasehold improvements	3,681	4,009
Accumulated depreciation	(27,493)	(33,185)

Property, equipment and leasehold improvements—net	$9,562	$11,799

        Accrued expenses in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	March 31, 2009	June 30, 2008
Royalties and outside commissions	$7,893	$6,576
Payroll and payroll-related	9,990	19,434
Restructuring accruals	5,065	4,658
Amounts due to receivable sale facilities for collections	40	5,687
Other	17,470	25,391

Total accrued expenses	$40,458	$61,746

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Supplementary Balance Sheet Information (Continued)

        Other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	March 31, 2009	June 30, 2008
Restructuring accruals	$8,260	$11,727
Deferred rent	2,438	2,562
Royalties and outside commissions	5,995	6,368
Other	18,005	23,653

Total other non-current liabilities	$34,698	$44,310

5. Net Income

        Basic earnings per share was determined by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options and warrants, based on the treasury stock method, and other commitments to be settled in common stock. The calculations of basic and diluted net income per share and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended March 31,						Nine Months Ended March 31,
	2009			2008			2009			2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$8,096	90,065	$0.09	$4,033	89,972	$0.04	$42,710	90,042	$0.47	$4,288	89,522	$0.05
Diluted earnings per share:
Employee equity awards		1,273		—	3,396			2,177		—	3,602
Warrants	—	310		—	466			401		—	741

Net income giving effect to dilutive adjustments	$8,096	91,648	$0.09	$4,033	93,834	$0.04	$42,710	92,620	$0.46	$4,288	93,865	$0.05

        The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding because the exercise price of the stock options and warrants exceeded the average market price for our common stock and their effect would be anti-dilutive at the balance sheet date (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Employee equity awards and warrants	3,155	2,019	2,259	1,994

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income for the three and nine months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income	$8,096	$4,033	$42,710	$4,288
Foreign currency translation adjustments	134	(1,152)	(1,850)	(1,059)

Total comprehensive income	$8,230	$2,881	$40,860	$3,229

7. Restructuring Charges

        During the three and nine months ended March 31, 2009, we recorded $1.8 and $2.0 million, respectively, in restructuring charges. Of this amount for the three and nine months ended March 31, 2009, $1.6 million and $1.7 million, respectively, related to headcount reductions and $0.2 million and $0.3 million, respectively, related to changes in the estimates of future operating costs and sublease assumptions related to restructuring programs originating in periods prior to June 30, 2008.

        At March 31, 2009, total restructuring liabilities for all plans of $13.3 million consisted of $12.9 million of liabilities for the closure of facilities and $0.4 million of liabilities for headcount reductions . Management anticipates that payments of $5.2 million will be made over the next twelve months with the remaining $9.3 million paid through 2016.

        During the nine months ended March 31, 2009, the following activity was recorded (in thousands):

Summary Restructuring Plans	Closure/ Consolidation of Facilities	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses and other non-current liabilities, June 30, 2008	$16,354	$31	$16,385
Restructuring charge	—	1,567	1,567
Restructuring charge—Accretion	506	—	506
Change in estimate—Revised assumption	(211)	163	(48)

Sub-total	295	1,730	2,025
Payments	(3,707)	(1,378)	(5,085)

Accrued expenses and other non-current liabilities, March 31, 2009	$12,942	$383	$13,325

(a)   Restructuring charges originally arising in the three months ended March 31, 2009

        In the three months ended March 31, 2009, we initiated a worldwide plan to reduce operating expenses by reorganizing business units through headcount reductions. During the three months ended March 31, 2009, we recorded a charge of $1.6 million associated with headcount reductions. As of March 31, 2009, there was $0.4 million in accrued expenses relating to headcount reductions.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies

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

8. Commitments and Contingencies (Continued)

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

8. Commitments and Contingencies (Continued)

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

8. Commitments and Contingencies (Continued)

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

9. Segment Information

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segment Information (Continued)

        The following table presents a summary of operating segments for the three and nine months ended March 31, 2009 and 2008 (in thousands):

	License	Professional Services	Maintenance and Training	Total
Three Months Ended March 31, 2009—
Segment revenue	$41,070	$10,077	$20,145	$71,292
Segment expenses	14,756	9,129	3,861	27,746

Segment operating profit(1)	$26,314	$948	$16,284	$43,546

Three Months Ended March 31, 2008—
Segment revenue	$40,018	$14,530	$19,696	$74,244
Segment expenses	17,460	3,965	10,847	32,272

Segment operating profit(1)	$22,558	$10,565	$8,849	$41,972

Nine Months Ended March 31, 2009—
Segment revenue	$137,979	$38,381	$63,965	$240,325
Segment expenses	45,839	29,215	10,894	85,948

Segment operating profit(1)	$92,140	$9,166	$53,071	$154,377

Nine Months Ended March 31, 2008—
Segment revenue	$108,716	$43,308	$61,277	$213,301
Segment expenses	48,161	10,685	32,539	91,385

Segment operating profit(1)	$60,555	$32,623	$28,738	$121,916

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

9. Segment Information (Continued)

Reconciliation to Income Before Provision for Taxes

        The following table presents a reconciliation of total segment operating profit to income before provision for income taxes for the three and nine months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Total segment operating profit for reportable segments	$43,546	$41,972	$154,377	$121,916
Cost of license and amortization for technology related costs	(3,063)	(4,034)	(8,587)	(11,241)
Selling and Marketing	(4,385)	(4,972)	(12,950)	(12,695)
Research and development	(8,361)	(8,901)	(24,264)	(25,305)
General and administrative and overhead	(19,333)	(18,523)	(57,956)	(53,457)
Stock compensation and employee tax reimbursements	(1,280)	(2,080)	(3,659)	(8,370)
Corporate and executive bonuses	(901)	(1,466)	(2,705)	(4,744)
Restructuring charges and FTC legal costs	(1,760)	(111)	(2,025)	(8,628)
Gain (loss) on sales and disposals of assets	—	(13)	(3)	87
Impairment of goodwill and intangible assets	—		(623)
Other income (expense)	(3,308)	2,653	(3,969)	4,846
Interest income, net	2,946	1,626	9,219	4,344

Income before provision for income taxes	$4,101	$6,151	$46,855	$6,753

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

        The timing and amount of fees recognized as revenue during a reporting period are determined in accordance with GAAP and revenues are reported net of applicable sales taxes. Under this commercial model, we license our products on both a term and perpetual basis. However, increasingly the majority of our software licenses are term-based.

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

        Our software license business represented 58.4% of our total revenues on a trailing four-quarter basis. During 2009, we continued to grow our installed base of software licenses and increased the total value of signed license contracts on a year over year basis.

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

        Revenues generated by our maintenance and training business represented 25.5% of our total revenues on a trailing four quarter basis and are closely correlated to changes in our installed base of software licenses. The majority of our customers renew their support contracts when eligible to do so, and the majority of new software license contracts sold include a maintenance component.

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

        Customers who obtain professional services from us typically engage us to provide such services over periods of up to 24 months. We generally charge customers for professional services, ranging from supply chain to on-site advanced process control and optimization assistance services, on a fixed-price basis or time-and-materials basis. The professional services business represented 16.1% of our total revenues on a trailing four-quarter basis, and has experienced lower margins than our other business segments.

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
  accounting for income taxes

        Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2008 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2009 and 2008

        The following table sets forth the percentage of total revenues represented by certain condensed consolidated statements of operations data for the three and nine months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2009		2008		2009		2008
Revenues:
Software licenses	$41,070	57.6%	$40,018	53.9%	$137,979	57.4%	$108,716	51.0%
Service and other	30,222	42.4	34,226	46.1	102,346	42.6	104,585	49.0

Total revenues	71,292	100.0	74,244	100.0	240,325	100.0	213,301	100.0

Cost of revenues:
Cost of software licenses	3,063		4,034		8,562		11,241
Cost of service and other	15,333		17,416		47,139		51,824
Amortization of technology-related intangible assets	—		—		25		—

Total cost of revenues	18,396	25.8	21,450	28.9	55,726	23.2	63,065	29.6

Gross profit	52,896	74.2	52,794	71.1	184,599	76.8	150,236	70.4

Operating costs:
Selling and marketing	21,632	30.3	25,362	34.2	66,172	27.5	70,946	33.3
Research and development	10,548	14.8	11,592	15.6	31,287	13.0	33,853	15.9
General and administrative	14,493	20.3	13,844	18.6	42,884	17.8	39,333	18.4
Restructuring charges	1,760	2.5	111	0.1	2,025	0.8	8,628	4.0
Loss (gain) on sales and disposals of assets	—	0.0	13	0.0	3	0.0	(87)	(0.0)
Impairment of goodwill and intangible assets	—	0.0	—	0.0	623	0.3	—	0.0

Total operating costs	48,433		50,922		142,994		152,673

Income (loss) from operations	4,463	6.3	1,872	2.5	41,605	17.3	(2,437)	(1.1)
Interest income	5,176	7.3	6,136	8.3	17,046	7.1	18,082	8.5
Interest expense	(2,230)	(3.1)	(4,510)	(6.1)	(7,827)	(3.3)	(13,738)	(6.4)
Other (expense) income, net	(3,308)	(4.6)	2,653	3.6	(3,969)	(1.7)	4,846	2.3

Income before provision for taxes	4,101	5.8	6,151	8.3	46,855	19.5	6,753	3.2
Benefit (provision) for income taxes	3,995		(2,118)		(4,145)		(2,465)

Net income	$8,096	11.4%	$4,033	5.4%	$42,710	17.8%	$4,288	2.0%

  Total Revenues.

        Total revenues for third quarter of fiscal 2009 decreased by $3.0 million compared to the corresponding period in the prior fiscal year.

        Total revenues for the nine months ended March 31, 2009 increased by $27.0 million compared to the corresponding period in the prior fiscal year.

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

        During the third quarter and first nine months of fiscal 2009 and fiscal 2008, a significant portion of our license bookings were not recorded as revenue in the same fiscal period due to certain revenue recognition criteria not being met (see further discussion under "Liquidity and Capital Resources" related to deferred revenue). Revenues from software licenses in the third quarter and first nine months of fiscal 2009 increased $1.1 million and $29.3 million, respectively, compared to the corresponding periods of the prior fiscal year. The period-over-period revenue increase was primarily driven by the timing of revenue recognition under GAAP as opposed to a function of actual license bookings. During the third quarter and first nine months of fiscal 2009, a significant amount of prior period license bookings were recognized as revenue. This level of prior period bookings being recognized as revenue represents a considerable increase over the third quarter and first nine months of fiscal 2008.

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

        Service and other revenues in the third quarter of fiscal 2009 decreased by $4.0 million compared to the corresponding period in the prior fiscal year. This decrease was primarily due to lower professional services revenue during the third quarter of fiscal 2009 of $4.5 million. The global economic environment during the fiscal year generally impacted our customers' ability to commit to more discretionary spending initiatives, which affected our professional services business.

        Service and other revenues in the first nine months of fiscal 2009 decreased by $2.2 million compared to the corresponding period in the prior fiscal year. This decrease was primarily due to lower professional services revenue during the first nine months of fiscal 2009 of $4.9 million offset by higher maintenance revenues of $2.7 million.

  Cost of Software Licenses

        Cost of software licenses consists of royalties, amortization of previously capitalized software costs, costs related to delivery of software, including disk duplication and third-party software costs, printing of manuals and packaging.

        Cost of software licenses in third quarter and first nine months of fiscal 2009 decreased by $1.0 million and $2.7 million, respectively, compared to the corresponding periods in the prior fiscal year. Both of these decreases were primarily due to lower capitalized software amortization charges and reduced royalty expenses. Royalty fees were lower because the specific mix of license products sold contained less third party software than in the corresponding periods of prior fiscal years.

  Cost of Service and Other

        Cost of service and other consists primarily of personnel-related and external consultant costs associated with providing professional services, post-contract maintenance support, and training to customers.

        Cost of service and other in the third quarter of fiscal 2009 decreased by $2.1 million compared to the corresponding period in the prior fiscal year. These decreases were primarily due to lower staffing needs as a result of the decreased demand for our professional services. Additionally, the cost to deliver maintenance support was reduced by consolidating work and bringing previously outsourced services, which carried a higher cost to us, in house.

        Cost of service and other in the nine months ended March 31, 2009 decreased by $4.7 million compared to the corresponding period in the prior fiscal year. These decreases were primarily due to lower staffing needs as a result of the decreased demand for our professional services. Stock-based compensation expense decreased because we have been unable to issue new equity based compensation awards since fiscal 2007. Additionally, the cost to deliver maintenance support was reduced by consolidating work and bringing previously outsourced services, which carried a higher cost to us, in house.

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

        Selling and marketing expenses in the third quarter of fiscal 2009 decreased by $3.7 million compared to the corresponding period in the prior fiscal year. This decrease was largely the result of lower personnel related costs including salaries, commissions, bonuses, and stock based compensation. Stock-based compensation expense decreased because we have been unable to issue new equity based compensation awards since fiscal 2007. Additionally, there were other decreases in costs related to travel, external consultants and marketing events.

        Selling and marketing expenses in the first nine months of fiscal 2009 decreased by $4.8 million compared to the corresponding period in the prior fiscal year. This decrease was largely the result of lower personnel related costs including commissions, bonuses, and stock based compensation. Stock-based compensation expense decreased because we have been unable to issue new equity based compensation awards since fiscal 2007.

  Research and Development

        Research and development ("R&D") expenses primarily consist of personnel and external consultants costs related to the creation of new products, and enhancements and engineering changes to existing products.

        R&D expenses in the third quarter of fiscal 2009 decreased by $1.0 million compared to the corresponding period in the prior fiscal year, primarily due to a reduction in incentive bonuses for employees and decreases in stock based compensation. Stock-based compensation expense decreased because we have been unable to issue new equity based compensation awards since fiscal 2007.

        R&D expenses in the first nine months of fiscal 2009 decreased by $2.6 million compared to the corresponding period in the prior fiscal year. This decrease was primarily due to a reduction in incentive bonuses for employees and decreases in stock based compensation. Stock-based compensation expense decreased because we have been unable to issue new equity based compensation awards since fiscal 2007. Additionally, we capitalized a higher portion of our R&D costs during the first nine months of fiscal year 2009 as compared to the corresponding periods of the prior fiscal year, which contributed to a period-over-period decrease in R&D expenses.

  General and Administrative

        General and administrative expenses include the costs of corporate and support functions which include executive leadership and administration groups: finance; legal; human resources; corporate communications, and other costs such as outside professional and consultant fees and provisions for doubtful accounts.

        General and administrative expenses third quarter of fiscal 2009 increased by $0.6 million compared to the corresponding period in the prior fiscal year. The increase was primarily attributed to extensive use of external financial consultants, and to a lesser extent, an increase in personnel costs. These finance cost increases were partially offset by lower legal and recruiting costs.

        General and administrative expenses in the first nine months of fiscal 2009 increased by $3.6 million compared to the corresponding period in the prior fiscal year. These higher costs were significant and included extensive use of external financial consultants, and to a lesser extent, an increase in personnel costs. These finance cost increases were partially offset by lower legal and recruiting costs. Stock-based compensation expense also decreased because we have been unable to issue new equity based compensation awards since fiscal 2007.

  Restructuring Charges

        Restructuring charges in third quarter of fiscal 2009 increased by $1.6 million compared to the corresponding period in the prior fiscal year. During the third quarter of fiscal 2009 we initiated a plan to reduce operating expenses that resulted in the reduction of our workforce and a charge of $1.6 million.

        Restructuring charges during the first nine months of fiscal 2009 decreased by $6.6 million compared to the corresponding period in the prior fiscal year. Costs during the fiscal 2009 periods were significantly lower than the restructuring charge that was incurred in the corresponding periods of the prior fiscal year which included the costs associated with the relocation of our corporate headquarters.

  Interest Income

        Interest income is generated from the accretion of interest on the long term installment payments of software license contracts where revenue was recognized up-front, and to a lesser extent from the investment of cash balances in short term instruments

        Interest income decreased by $1.0 million in both the third quarter and first nine months of fiscal 2009 compared to the corresponding periods in the prior fiscal year primarily due to lower average receivables balances for both installment and collateralized receivables.

  Interest Expense

        Interest expense is incurred on our secured borrowings. The secured borrowings are derived from our borrowing arrangements with unrelated financial institutions.

        Interest expense decreased by $2.3 million and $5.9 million in the third quarter and first nine months of fiscal 2009, respectively, compared to the corresponding periods in the prior fiscal year. The decrease was attributable to lower average secured borrowing balances, principally due to the repayment of three significant securitizations during fiscal 2008.

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

        Other income, net in the third quarter and nine months ended March 31, 2009 decreased by $6.0 million and $8.8 million, respectively, compared to the corresponding periods in the prior fiscal year. These increases were primarily due to the strengthening of the U.S. dollar against the Pound Sterling and the Euro.

  Provision for Income Taxes

        The provision for income taxes for the third quarter of fiscal 2009 decreased by $6.1 million compared to the corresponding period in the prior fiscal year. The decrease was principally due to a reversal of a previously established reserves for uncertain tax positions and profitability in certain of our foreign tax-paying subsidiaries versus certain other foreign subsidiaries offset by a reduction in the valuation allowance in the United States.

        The provision for income taxes for the first nine months of fiscal 2009 increased by $1.7 million. The increase compared to the corresponding period in the prior fiscal year was principally due to an additional reserve for uncertain tax positions with respect to transfer pricing and intercompany transactions as well as the mix of profitability in certain of our foreign tax-paying subsidiaries versus certain other foreign subsidiaries offset by a reduction in the valuation allowance in the United States.

Liquidity and Capital Resources

Resources

        Our primary source of cash is from licensing of our products. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. We historically have financed our operations through cash generated from operating activities, public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, borrowings secured by our installment receivable contracts and borrowings under bank credit facilities. As of March 31, 2009, our principal sources of liquidity consisted of $126.3 million in cash and cash equivalents and $17.3 million of unused borrowings under our credit facility. The amount of unused borrowings actually available under the credit facility varies in accordance with the terms of the agreement. We believe that the amount of borrowing capacity currently available along with our current cash and cash equivalents balance and future cash flows from operations, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our credit facility or our liquidity, or materially impacted our funding costs.

        The following table summarizes our cash flow activities for the nine months ended March 31, 2009 (in thousands):

Cash flow provided by (used in):
Operating activities	$29,637
Investing activities	(4,628)
Financing activities	(30,656)
Effect of exchange rates on cash balances	(2,144)

Decrease in cash and cash equivalents	$(7,791)

Operating Activities

        Cash generated by operating activities is one of our primary sources of liquidity and provided $29.6 million during the nine months ended March 31, 2009. This amount resulted from net income of $42.7 million, adjusted for non-cash charges of $18.7 million and a net $31.8 million use of cash due to an increase in working capital accounts.

        Non-cash items within net income consisted primarily of $6.6 million of depreciation and amortization, $3.7 million of stock-based compensation, $5.2 million of net unrealized foreign currency losses driven by the strengthing of the U.S. dollar, and $1.4 million of deferred income taxes.

        Our cash balance decreased in part due to a $31.8 million net increase in working capital. The changes in working capital consisted primarily of: a decrease in accounts receivable of $36.0 million; partially offset by decreases in deferred revenues of $23.2 million; decreases in accounts payable and accrued expenses and other current liabilities of $14.4 million; increases in prepaid expenses and other current liabilities of $10.7 million; increases in installments and collateralized receivables of $8.5 million and decreases in other non-current liabilities of $7.3 million.

        The decrease in deferred revenue was primarily attributable to the timing of revenue recognition for certain license agreements that were signed during fiscal 2008, but not fully delivered and therefore did not meet revenue recognition criteria until fiscal 2009. While we had a material amount of license bookings closed during the first half of fiscal 2009 that were not recognized as revenue during the period, unlike fiscal 2008, the majority of these license bookings were not recorded as receivables and deferred revenue on our March 31, 2009 balance sheet. The decrease in accounts receivable resulted from a number of large contracts closed during the fourth quarter of fiscal 2008 where customers elected to pay for their multi-year contract at the outset of the arrangement, resulting in the full contract value of the receivable being recorded as accounts receivable at the end of fiscal 2008. There was a lower dollar value of contracts with similar terms in the third quarter of fiscal 2009. The decreases in accounts payable, accrued expenses and other current liabilities were primarily due to lower income taxes payable and accrued bonus amounts.

        Looking ahead, we expect to generate positive cash flow from operations. We anticipate that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our cash requirements for the foreseeable future.

Investing Activities

        During the first nine months of fiscal 2009, we used $4.6 million of cash for investments to upgrade our financial reporting and management information systems as well as the purchase of additional property and equipment. We are continuing our efforts to enhance our information system and implement other related internal control changes, which have been designed in part to remediate our material weakness in internal controls over financial reporting. A portion of the remediation costs are expected to be incurred to upgrade our existing financial applications. We do not expect these costs to be materially different from our IT investment costs prior fiscal years.

        We are not currently party to any material purchase contracts related to future capital expenditures.

Financing Activities

        During the first nine months of fiscal 2009, we used $30.7 million of cash for financing activities of which $30.4 million was used to reduce our secured borrowing balances. Based on the current cash forecast, we expect secured borrowing balances to continue to decline during the remainder of fiscal 2009 and fiscal 2010.

Borrowings Collateralized by Receivable Contracts

Traditional Programs

        We historically have maintained arrangements, which we refer to as our Traditional Programs, with financial institutions providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. Under our arrangements with General Electric Capital Corporation, Bank of America and Silicon Valley Bank (SVB), both parties must agree to enter into each transaction and negotiate the amount borrowed and interest rate secured by each receivable. The customers' payments of the underlying receivables fund the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was 7.6% at March 31, 2009 and June 30, 2008.

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

        Under these arrangements, we received aggregate cash proceeds of $5.5 million and $68.3 million for the nine months ended March 31, 2009 and 2008, respectively. Since December 2007, we have not sold any receivables for the purpose of raising cash, but we have sold some large dollar receivables in order to fund the repurchase of several other groups of smaller receivables previously sold to the banks, for the purpose of simplifying the administration of the programs. As of March 31, 2009, we had outstanding secured borrowings of $122.5 million that were secured by collateralized receivables totaling $110.0 million under the Traditional Programs.

        We estimate that there was in excess of $32.4 million available under the SVB program at March 31, 2009. As the collection of the collateralized receivables and resulting payment of the borrowing obligation will reduce the outstanding balance, the availability under the arrangement can be increased. We expect to maintain our access to cash under this arrangement and to transfer installments receivable as business requirements dictate. Our ongoing ability to access the available capacity will depend upon a number of factors, including the generation of additional customer receivables and the financial institution's willingness to continue to enter into these transactions.

        Under the terms of the Traditional Programs, we have transferred the receivables to the financial institutions with limited financial recourse to us. We can be required to repurchase the receivables under certain circumstances in case of specific defaults by us as set forth in the program terms. Potential recourse obligations are primarily related to the SVB arrangement that requires us to pay interest to SVB when the underlying customer has not paid by the installment due date. This recourse is limited to a maximum period of 90 days after the due date. The amount of outstanding installment receivables that has this potential recourse obligation is $44.9 million at March 31, 2009. This 90 day recourse obligation is recognized as interest expense as incurred and totaled $0.1 million and $0.4 million for the nine months ended March 31, 2009 and 2008, respectively. Other than the specific items noted above, the financial institutions bear the credit risk of the customers associated with the receivables the institution purchased.

        In the ordinary course of acting as a servicing agent for receivables transferred to SVB, we regularly receive funds from customers that are processed and remitted onward to SVB. While in our possession, these cash receipts are contractually owned by SVB and are held by us on their behalf until remitted to the bank. Cash receipts held for the benefit of SVB recorded in our cash balances and current liabilities totaled $0 and $0.9 million as of March 31, 2009 and June 30, 2008, respectively. Such amounts are restricted from our use.

        The terms of the asset purchase agreement for one of the programs requires the timely reporting of financial information. As of March 31, 2009, we were not in compliance with that requirement. We have obtained waivers for such non-compliance which extends the deadline for delivering the fiscal 2009 financial information until November 30, 2009. We are in the process of obtaining an additional waiver to extend the reporting deadline for the financial information for the first quarter of fiscal 2010. Because the Company has been unable to timely report financial information and the waiver of this covenant does not extend the grace period for a year and a day past the balance sheet date, the obligation under this program has been classified as a current obligation in the accompanying consolidated balance sheet as of March 31, 2009. The amount of this obligation that is included in current liabilities that is due beyond one year is $46.4 million as of March 31, 2009.

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

Credit Facility

        In January 2003 and through subsequent amendments, we executed a loan arrangement with SVB. This arrangement provides a line of credit of up to the lesser of (i) $25.0 million or (ii) 80% of eligible domestic receivables. The line of credit bears interest at the greater of the bank's prime rate (3.25% at March 31, 2009) plus 0.5%, or 4.75%. If we maintain a $10.0 million compensating cash balance with the bank, our unused line of credit fee will be 0.1875% per annum; otherwise it will be 0.375% per annum. The line of credit is collateralized by substantially all of our assets and we are required to provide certain financial information and to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of March 31, 2009, we were not in compliance with certain reporting requirements under the terms of the loan arrangement, and we have obtained waivers for such non-compliance. Furthermore, the terms of the loan arrangement restrict our ability to pay dividends, with the exception of dividends paid in common stock or preferred stock dividends paid in cash.

        On November 3, 2009, we executed an amendment to the loan arrangement that adjusted certain terms of covenants, including modifying the date we must provide monthly unaudited and annual audited financial statements to the bank and the maturity date of the credit loan, which was extended to May 15, 2010. As of March 31, 2009, there were $7.9 million in letters of credit outstanding under the lines of credit, and there was $17.3 million available for future borrowing.

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

        During fiscal 2009, our largest exposures to foreign exchange rates existed primarily with the Euro, British Pound Sterling, Canadian Dollar, and Japanese Yen against the U.S. dollar. The following table summarizes our forward contracts to sell foreign currencies in U.S. dollars at March 31, 2009 (in thousands):

Notional Amount
Currency
Euro	$2,828
British Pound Sterling	266
Japanese Yen	(78)
Canadian Dollar	1,613
Swiss Franc	42

Total	$4,671

Investment Portfolio

        We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses, as our investments consist primarily of money market accounts. At March 31, 2009, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Item 4.    Controls and Procedures

a)    Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

        Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of June 30, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of June 30, 2008, our internal control over financial reporting was not effective.

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

        During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting, however, we made certain changes in the following periods through the date of this filing, as described below.

d)    Remediation Efforts

        We determined that the following material weakness (reported in our 2008 Form 10-K) was remediated as of June 30, 2009:

  •
  Inadequate and ineffective controls over the accounts receivable function.

        The remediation in fourth quarter of fiscal 2009 included the following:

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

        In the first three quarters of fiscal 2009 we hired key financial leaders with subject matter expertise. In our fourth quarter of fiscal 2009, we also implemented the following measures to improve our internal controls over financial reporting process. We plan to further enhance these measures in fiscal 2010.

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

        If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures including the use of qualified external consultants and management detailed reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts as well as to complete the significant backlog of work required for us to become current with our SEC filings. While our Audit Committee and Board of Directors have been supportive of our efforts by supporting the hiring of various individuals in finance, treasury, tax and internal audit as well as funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we can not recruit and retain more qualified professionals. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described in "Item 1A. Risk Factors—In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to effectively remedy the material weaknesses identified as of March 31, 2009 could result in material misstatements in our financial statements" in Part I of this Form 10-Q.

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

        In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against against the company. This type of litigation against us could result in substantial liability and costs and divert management's attention and resources.

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
Date November 6, 2009

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