Form 10-K
period 2009-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2009-11-09
CIK 929940

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009.
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

         As of December 31, 2008, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by nonaffiliates of the registrant was $448,575,506 based on a total of 60,454,920 shares of common stock held by nonaffiliates and on a closing price of $7.42 on December 31, 2008 for the common stock as reported on The Pink OTC Markets Inc.

         There were 90,115,300 shares of common stock outstanding as of October 18, 2009.

        Our registered trademarks include aspenONE, Aspen Plus, HYSYS, AspenTech, HTFS, InfoPlus.21 and DMCplus.

        Our trademarks include Aspen Capital Cost Estimator, Aspen Basic Engineering, Aspen PIMS, Aspen Petroleum Scheduler, Aspen Olefins Scheduler, Aspen Collaborative Demand Manager, Aspen Inventory Management & Operations Scheduling, Aspen Plant Scheduler, Aspen Supply Chain Planner, Aspen Petroleum Supply Chain Planner, and Aspen Retail.

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

Overview

        We are a leading supplier of integrated software and services to the process industries, for which the principal markets consist of: energy, chemicals, pharmaceuticals, and engineering and construction. Additionally, we also serve other industries such as power and utilities, consumer products, metals and mining, pulp and paper and biofuels, which manufacture and produce products from a chemical process. We provide a comprehensive, integrated suite of software applications that utilize proprietary empirical models of chemical manufacturing processes to improve plant and process design, economic evaluation, production, production planning and scheduling, supply chain optimization and operational performance, and an array of services designed to optimize the utilization of these products by our customers. We are organized into three operating segments: software licenses, maintenance and training, and professional services. Each of these operating segments has unique characteristics and faces different opportunities and challenges.

        We were incorporated in Massachusetts in 1981 and reincorporated in Delaware in 1998. For more than 25 years, we have had a track record of innovation and technology leadership in the process industries. Our customer base of over 1,500 process manufacturers includes many of the world's leading petroleum companies, chemical companies, pharmaceutical companies and engineering and construction firms that service the process industries. As of October 31, 2009, we operated globally through 26 offices in 21 countries.

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

  •
  Managing a shrinking, global talent pool; and

  •
  Minimizing greenhouse gas emissions.

Oil and Gas (Upstream)

        The upstream oil and gas sector is driven by the high cost of capital investment, which has escalated as the search for new reserves takes companies to more remote, politically unstable locations and ever deeper waters. The high cost of investment places a premium on maximizing any expenditure. An improperly placed well that fails economically to remove all surrounding reserves or a poorly designed transmission system that requires excessive pressurization or maintenance can have a significant impact on profitability for many years. In addition, managing oil and gas assets is complicated since these assets are highly complex and interconnected. Companies must achieve high output while minimizing investment; optimize facilities to match a constantly varying slate of crudes and gases; and ensure the efficient transmission of materials through large, interconnected, and environmentally sensitive pipeline infrastructure.

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

  •
  Managing a shrinking, global talent pool; and

  •
  Minimizing greenhouse gas emissions.

Chemicals

Bulk Chemicals

        The chemical industry produces bulk chemicals that are true commodities with little to differentiate one company's offering from another, other than price. The market is global and highly competitive. Producers routinely invest to build highly specialized, continuous process plants that minimize production costs. Existing producers must either idle an older plant, or continue to make investments in it throughout its lifetime in order to ensure that it remains cost-competitive with newer units. The most successful companies find ways to differentiate themselves through consistent product quality, customer responsiveness and operating efficiency, or to locate new plants close to feedstocks or primary markets.

        Chemical companies face a number of challenges. They need to maximize returns from expensive assets, while managing wide swings in feedstock costs and high energy costs. Due to global industrial consolidation, they face increasingly concentrated and powerful competitors building mega-scale plants to deliver maximum capacity, and customers looking for consistent product quality at the lowest possible price. This places enormous pressures on operating margins and has eroded the advantages once enjoyed by companies with established market, technology or regional positions. In the face of such intense pressure, producers have a very limited ability to raise prices and must instead focus on maximizing their throughput, increasing their supply chain efficiencies and minimizing their costs throughout the production process. All of these challenges are magnified by a shrinking talent pool—

with experienced personnel retiring and younger, inexperienced personnel joining the ranks and running very complicated, large-scale assets.

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

  •
  Managing a shrinking, global talent pool; and

  •
  Complying with environmental and other governmental regulations.

Specialty Chemicals

        While bulk chemical producers look for ways to take cost out of their structures, the specialty chemicals manufacturers focus on providing highly differentiated, customer-specific product through innovation. The specialty chemical market can be characterized as a make-to-order industry, with many products, plants and complex supply chains. This results in a very different series of challenges. Specialty chemicals manufacturers strive to innovate and get new products to market quickly and efficiently to capture market opportunities.

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

        Specifically, specialty chemical companies face the following challenges in managing their operations:

  •
  Developing new products for new markets without increasing capital expenditures;

  •
  Capturing and retaining existing customers through perfect order performance;

  •
  Efficiently managing a complex, global supply chain;

  •
  Producing product in the optimal plant to deliver maximum profitability and superior customer service; and

  •
  Designing assets to deliver consistent product quality.

Pharmaceuticals

        Changing industry dynamics and increasing competition from generic drug products are driving pharmaceutical companies to improve their operational capabilities to improve profitability. As a result, many pharmaceutical companies are now viewing manufacturing and distribution not only as a means of meeting demanding quality and supply criteria, but also as a means of achieving a competitive advantage by reducing costs.

        Pharmaceutical companies face a number of challenges. Regulatory agencies are demanding strict, detailed material, process, and personnel tracking. In addition, companies are facing increased competition from generic drugs. As a result, companies are seeking to bring new products to market faster to maximize sales and profits during their initial patent protection period. To respond to these pressures, pharmaceutical companies are looking to implement solutions that can help them meet their regulatory requirements, reduce time to market and decrease production costs.

        Specifically, pharmaceutical companies face the following challenges in managing their operations:

  •
  Complying with strict regulatory requirements;

  •
  Improving manufacturing agility to take advantage of new approaches and processes;

  •
  Reducing time required to scale-up production;

  •
  Improving customer service; and

  •
  Improving quality management processes.

Engineering and Construction

        Engineering and construction (E&C) companies design and build the assets that are used in the process industries. The business is cyclical and generally follows the pattern of the process industries that the E&C companies serve. Many of the largest E&Cs balance their portfolios by supporting a broad cross section of vertical markets in an attempt to insulate themselves from overexposure to any individual market segment.

        E&C firms compete for business on a global basis. One of the challenges they face is the need to execute large scale projects quickly, efficiently and profitably. To do this they must be able to exploit engineering resources around the world, with engineers in different locations working on the same project. In addition, the ability to execute a broad portfolio of projects is the key to the long-term health of these firms. Finally, E&C firms must pursue joint ventures and partnerships in order to compete effectively on the biggest projects.

        To respond to these challenges, E&Cs are standardizing their integrated workflows and best practices using application software so the companies can undertake more projects that can be executed simultaneously and cost-effectively. They want software to help develop the most cost-competitive designs, reduce errors and rework, and keep rates low—allowing the companies to work on projects anywhere in the world, regardless of where the end customer is located. As a result, software is vital to E&Cs to allow them to compete, collaborate and thrive in a very competitive market.

        Specifically, E&C companies face the following challenges in managing their operations:

  •
  Reducing time required to bid on, start up and complete projects;

  •
  Working on many projects simultaneously all over the world using engineers located in different countries;

  •
  Working on projects in collaboration with partners;

  •
  Improving quality management processes; and

  •
  Complying with strict regulatory requirements.

Other Process Industry Markets

        Other process industry markets we serve include:

  •
  Power and Utilities;

  •
  Consumer Products;

  •
  Metals and Mining;

  •
  Pulp and Paper; and

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

        Profitability within the pulp and paper industries is largely driven by efficiencies in operations—securing raw materials cost-effectively, reducing operating costs, improving quality yield and keeping inventories low. Managing energy usage, costs and emissions is also critical. Pulp and paper companies use our software to design their processes, manage their operations more efficiently, reduce energy costs and reduce emissions.

        Biofuels is an area that is growing in importance. It is likely that governmental policies and strict emissions regulations will contribute to further growth. Our software can be used to optimize the design and operation of biofuel plants in the same way that it is used in fossil fuel or chemical plants.

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

        As process manufacturers have become more adept at using products that optimize individual engineering, manufacturing and supply chain management business processes, they are increasingly seeking additional performance improvements by integrating these products, both with one another and with DCS, ERP and other enterprise systems, to provide real-time, intelligent decision support. To achieve these objectives, companies are implementing solutions that integrate related business processes within a single production facility and across multiple sites. By adding planning and scheduling functionality, companies are extending these solutions to optimize their supply chains, reduce cycle times, adjust production to meet changing customer requirements, synchronize key business processes with plants and customers across numerous geographies and time zones, and quote delivery dates more accurately and reliably.

The AspenTech Advantage

        Process manufacturers use our solutions to improve their profitability and competitiveness, not only by reducing raw material and energy use, cycle time, inventory cost and time to market, but increasingly by synchronizing and streamlining key business processes. Our competitive advantage is based on the following key attributes:

        Substantial process industry expertise.    By developing and implementing software for the process industries for more than twenty-five years, we have amassed significant process industry domain knowledge. Our employees have pioneered major advances that are considered industry-standard software applications across a wide variety of engineering, manufacturing and supply chain applications. Our services and development staff are recognized experts in delivering value to our customers based on practical experience gained from supporting numerous installations of our software worldwide.

        This significant base of chemical engineering expertise, process manufacturing experience and industry know-how serves as the foundation for the proprietary solutions, physical property models and data estimation techniques embedded in our software solutions. We continually enhance our software applications through extensive interaction with our customers, some of which have worked with our products for more than twenty years. To complement our software solutions, our staff of project engineers provides implementation and other professional services. We believe our process manufacturing operations professional services team is one of the largest and most experienced in the world.

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

        Rapid, high return on investment.    We believe that customers purchase our products because they provide rapid, demonstrable and significant returns on investment. Even small improvements in productivity can generate substantial recurring benefits due to the large production volumes and relatively low profit margins typical in many process industries. First-year savings can exceed the cost of our products. In addition, our products can generate important organizational efficiencies and operational improvements that can increase the return on investment even further. With experienced operators retiring, we are focused on building software that is simpler to use, however just as effective. As a result, we expect further adoption of our products by our customers.

        Integrated solutions.    As process manufacturers increasingly focus on integration and optimization of their operations, many of our existing customers have implemented our integrated application suites. The release of our aspenONE® solution in 2004 marked the evolution of our product offering from a portfolio of best-of-breed products into an integrated suite of applications. Our aspenONE software provides a unified, modular platform based around common data models that makes critical operational data more widely available to an organization and allows our customers to address inefficiencies throughout the plant. While some vendors offer stand-alone products that compete with one or more of our products, we believe we are the first provider that offers a comprehensive solution to process manufacturers that addresses key business processes in manufacturing operations. We historically have had a licensing model for our aspenONE suite of solutions which is calculated and priced on the basis of exchangeable units of measurement, or "tokens." In July 2009, we introduced a new licensing model which provides customers with flexible access to all engineering and manufacturing/supply chain solutions within the overall aspenONE suite. Customers can initially choose to implement on a standalone user basis or using tokens which are scalable as the customer's needs evolve. Each subscription-based license also provides customers with bundled maintenance and updates as well as access to new aspenONE products that may be introduced over time. Thus, our solutions can be used on a stand-alone basis, integrated with one another, or integrated with third-party applications. The breadth of our solutions expands the overall value we bring to our customers and represents an important source of competitive differentiation.

Strategy

        Our strategy is to build our market and technology leadership position by developing and delivering software that helps our customers design and run their plants and supply chains more efficiently.

        As part of this strategy we intend to:

        Deliver innovative new solutions.    With our aspenONE solution, we provide an integrated suite of engineering, manufacturing and supply chain management software applications for process manufacturing. Our aspenONE solution has been adopted by a number of leading chemical and energy companies. We intend to continue building upon our aspenONE software framework to deliver greater integration and new features.

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

        Maintain our leadership position in the process industries.    For more than 25 years, we have had a track record of innovation and technology leadership in the process industries. We have relationships with the major players and intend to continue to develop and enhance our existing offerings to respond to our customers' needs and ensure that our products are being used in the most effective manner.

Products: Software Licenses

        Our software enables our customers to optimize the profitability of their manufacturing operations. It is based upon proprietary empirical models of chemical manufacturing processes and the equipment used in those processes that provide highly accurate representations of the chemical and physical properties of a broad range of materials typically encountered in the process industries. These models and the associated knowledge captured in the supporting IT systems provide real-time, intelligent decision support across the entire process manufacturing enterprise.

        Our solutions are focused on three primary business areas: engineering, manufacturing, and supply chain management, and are delivered both as stand-alone solutions and as part of the integrated aspenONE product suite. The aspenONE solution framework enables our engineering, manufacturing and supply chain products to be integrated into a unified, modular platform. Additional aspenONE software modules can be added as the customer's requirements evolve. The result is enterprise-wide access to real-time, model-based information that enables manufacturers to forecast or simulate the economic impact of potential actions and make better, faster and more profitable operating decisions.

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

        Our engineering solutions are used on the process engineer's desktop to design and improve plants and processes. Customers use our engineering software and services during both the design and ongoing operation of their facilities to model and improve the way they develop and deploy manufacturing assets. Our products enable customers to improve their return on capital, improve physical plant operating performance and bring new products to market more quickly.

        Our engineering tools are implemented on Microsoft Corporation's operating systems and typically do not require substantial professional services, although services may be provided for customized model designs and process synthesis.

        Manufacturing.    Our manufacturing products focus on optimizing our customers' day-to-day processing activities, enabling the customer to make better, more profitable decisions and improve plant performance. The typical production cycle offers many opportunities for optimizing profits. Process manufacturers must be able to address a wide range of issues driving execution efficiency and cost, from selecting the right raw materials, to production scheduling, to identifying the right balance among customer satisfaction, cost and inventory. Our manufacturing products support the execution of the optimal operating plan in real time. These solutions include desktop and server applications and IT infrastructure that enable companies to model, manage and control their plants more efficiently, helping them to make better-informed, more profitable decisions. These solutions help companies make decisions that can reduce fixed and variable costs in the plant, improve product yields, procure the right raw materials and evaluate opportunities for cost savings and efficiencies in their operations.

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

Business Area	aspenONE Module	Major Products	Typical Customer Benefits
Engineering	Engineering	• Aspen Plus® • Aspen HYSYS® • Aspen Capital Cost Estimator™ • HTFS® • Aspen Basic Engineering

•       Reduced capital and operating costs

•       Reduced time to ramp up manufacturing

•       Lowered manufacturing costs

•       Increased asset utilization

•       Increased production flexibility and agility

•       More efficient execution of capital projects

Manufacturing	Production Management & Execution	• Aspen InfoPlus.21®	• Improved asset efficiency • Reduced energy costs
	Advanced Process Control	• Aspen DMCplus®	• Reduced costs of regulatory compliance • Increased throughput • Improved product consistency • Improved process stability and control
Supply Chain	Supply & Distribution	• Aspen Inventory Management & Operations Scheduling™ • Aspen Petroleum Supply Chain Planner™ • Aspen Retail™	• Improved asset efficiency • Improved responses to customer requirements • Improved responses to changes in market conditions
	Planning & Scheduling	• Aspen PIMS™ • Aspen Petroleum Scheduler™ • Aspen Olefins Scheduler™ • Aspen Plant Scheduler • Aspen Supply Planner • Aspen Collaborative Demand Manager™	• Reduced inventory carrying costs • Improved feedstock selection • Decreased planning costs

        Our software products can be linked with a customer's existing ERP products and DCS to further improve the customer's ability to gather, analyze and use the resulting information across the process manufacturing continuum. They provide decision support tools that use real-time plant information to determine the best economic alternative for the enterprise. These decisions cannot be adequately made by simply analyzing historical data from ERP systems or from disparate software applications that are not integrated. By modeling future operational behavior, using consistent data and models of customer facilities, our products provide customers with a path to capturing economic value and materially improving profitability.

Maintenance and Training

        Our maintenance business consists primarily of providing customer technical support and access to software fixes and upgrades, when and if they become available. Our customer technical support services are provided throughout the world by our three global call centers as well as via email and through our support website. Our training business consists of a variety of different types of training solutions ranging from standardized training which can be delivered in a public forum or on-site at a customer's location, to customized training sessions which can be tailored to fit customer needs.

Professional Services

        We offer professional services to provide our customers with complete solutions. These services include designing, analyzing, debottlenecking and improving plant performance through continuous process improvements, coupled with activities aimed at operating the plant safely and reliably while minimizing energy costs and improving yields and throughput. Our implementation and configuration services are primarily associated with the deployment of our manufacturing and supply chain management solutions. We generally charge customers for professional services, ranging from supply chain to on-site advanced process control and optimization services, on a fixed-price basis or time-and-materials basis.

        In order to provide professional services to our customers, we primarily employ project engineers with degrees in chemical engineering or a similar discipline, or who have significant relevant industry experience. Our employees include experts in fields such as thermophysical properties, distillation, adsorption processes, polymer processes, industrial reactor modeling, the identification of empirical models for process control or analysis, large-scale optimization, supply distribution systems modeling and scheduling methods.

Strategic Alliances

        We have established strategic alliances with select companies that offer a complementary set of technologies, services and industry expertise that help us commercialize and accelerate the adoption of our solutions. In addition to these strategic alliances, we are focused on developing new channel partners, including resellers, agents and systems integrators, which can help increase sales in specific regions and target markets. Historically, most of our license sales have been generated through our direct sales force.

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

        Our product development activities are currently focused on strengthening the integration of our applications and adding new capabilities that address specific mission-critical operational business processes in each industry. During fiscal 2009, 2008 and 2007, we incurred research and development costs of $41.5 million, $45.2 million, and $42.7 million, respectively, which represented 13.3%, 14.5%, and 12.5% of total revenues, respectively.

Sales and Marketing

        We employ a value-based sales approach, offering our customers a comprehensive suite of software and services that enhance the efficiency and productivity of the customer's process manufacturing operations. We have increasingly focused on selling our products as a strategic investment for our customers and therefore devote an increasing portion of our sales efforts at senior management levels, including senior decision-makers in manufacturing, operations and technology. Our aspenONE solution strategy supports this value-based approach by broadening the scope of optimization across the entire spectrum of operations and expanding the use of process models in the operations environment by linking engineering, plant and business systems to improve our customers' visibility into their manufacturing operations.

Competition

        Our markets are highly competitive and characterized by rapid technological change. We expect the intensity of competition in our markets to increase as existing competitors enhance and expand their product and service offerings and as new participants enter the market. Increased competition may result in price reductions, reduced profitability and loss of market share. We cannot ensure that we will be able to compete successfully against existing or future competitors. Some of our customers and companies with which we have strategic relationships also are, or may become, competitors.

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

        Many of our competitors have established, and in the future may establish, cooperative relationships with third parties to improve their product offerings and to increase the availability of their products to the marketplace. In addition, competitors may make strategic acquisitions to increase their ability to gain market share or improve the quality or marketability of their products. These cooperative relationships and strategic acquisitions could reduce our market share; require us to lower our prices, or both.

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

Employees

        As of October 18, 2009, we had a total of 1,311 full-time employees, of whom 704 were located in the U.S. None of our employees are represented by a labor union, except for approximately 9 employees of Hyprotech UK Limited who belong to the Prospect union for professionals. We have experienced no work stoppages and believe that our employee relations are satisfactory.

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

Risks Related to Our Business

Our operating results and stock price will be adversely affected from our new subscription-based licensing offering and will be further adversely affected if customers do not react favorably to our new subscription-based licensing offering.

        In July, 2009, we introduced a new license offering for our aspenONE software suite in which customers are granted access to specific sets of our software products. Access to the aspenONE suite is calculated and priced on the basis of exchangeable units of measurement, or "tokens." Maintenance and updates are included in the license, as well as access to any new software products added to the aspenONE suite during the license term.

        Previously, we typically recognized the net present value of license fees over the license term as revenue in the period in which the license agreement was signed and the software was delivered to the customer. We expect our new aspenONE licensing offering to result in revenue being recognized on a subscription basis over the term of multi-year contracts. Although we expect the new licensing offering to result in increased customer usage and higher revenues over time, we are not able to predict the rate of adoption of the new license offering, and therefore cannot predict the timing or amount of future revenues or level of profitability. As referenced in our current report on Form 8-K filed with the SEC on July 9, 2009, we expect that this change from predominantly up-front revenue recognition will result in our reporting significantly lower revenue and large operating losses in the near-term. The announcement of such losses as well as the lack of visibility into future operating results may have a significant adverse effect on our stock price.

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

        As of October 18, 2009, we had 26 offices in 21 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        In May 2007, we entered into a lease agreement with respect to office space in Burlington, Massachusetts. Commencing September 1, 2007, we moved our principal corporate offices to this location and occupied 60,177 square feet of space. The initial term of the lease commenced with respect to (a) 31,174 square feet of leased premises on September 1, 2007, (b) an additional 29,003 square feet on October 1, 2007, (c) an additional 1,309 square feet of space on October 26, 2007, (d) an additional 1,680 square feet of space on March 27, 2008, and (e) an additional 11,893 square feet of space on August 1, 2008. The initial term of the lease will expire seven years and four months following the term commencement date for the third phase of the leased premises. Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each at 95% of the then-current market rate. As of June 30, 2009, under the lease, we have total non-cancelable lease obligations of approximately $11.2 million, and also will pay additional rent for our proportionate share of operating expenses and taxes.

        Prior to September 1, 2007, our principal offices occupied approximately 110,843 square feet of office space in Cambridge, Massachusetts. The lease of this office space expires on September 30, 2012. As of June 30, 2009, we had agreements that expire through 2012 to sublease approximately 106,295 square feet of space. We also lease space for our Houston, Texas facilities. This lease encompasses approximately 76,315 square feet and expires in July 2016. We have an agreement to sublease approximately 8,000 square feet of this space that expires in 2016. We terminated a portion of our Houston, Texas lease with respect to approximately 14,000 square feet of the original leased space in September 2007. In addition to these two facilities, we and our subsidiaries also lease office space in Shanghai, China; Reading, England; and other locations.

Item 3.    Legal Proceedings.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        We held an annual meeting on August 20, 2009 in lieu of our 2008 Annual Meeting of Stockholders. Our stockholders approved the following proposal by the vote specified below.

        Proposal 1—The election of two Class III Directors to three-year terms:

Nominee	Votes For	Votes Withheld
Joan C. McArdle	63,330,346	23,923,107
David M. McKenna	86,461,491	791,962

        The terms of office of the following directors, who were not up for re-election at the annual meeting of stockholders on August 20, 2009, continued after the meeting: Donald P. Casey, Mark E. Fusco, Gary E. Haroian, Stephen M. Jennings and Michael Pehl.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock currently trades on the Pink Sheets electronic quotation service under the symbol "AZPN." During fiscal 2007 and through February 18, 2008, halfway through our third fiscal quarter of 2008, our common stock traded on The NASDAQ Global Market under the same symbol. From February 19, 2008, our common stock has traded on the Pink OTC Markets Inc. The table below sets forth the high and low sales prices per share of our common stock as reported by each respective market during the quarters indicated.

	High	Low
Fiscal 2008:
First Quarter	$15.50	$9.94
Second Quarter	17.96	14.29
Third Quarter	16.30	9.85
Fourth Quarter	15.50	11.13
Fiscal 2009:
First Quarter	$15.10	$11.45
Second Quarter	13.00	5.10
Third Quarter	8.25	5.50
Fourth Quarter	9.60	6.00

Holders

        There were 4,559 holders of our common stock as of October 18, 2009.

Dividends

        We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our earnings, if any, in the foreseeable future. In addition, under the terms of our January 2003 loan arrangement with Silicon Valley Bank, we are prohibited from paying any dividends on our stock, with the exception of dividends paid in common stock or preferred stock dividends paid in cash, provided that we are not in default under the loan arrangement. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2009:

Equity Compensation Plan Information

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	8,357,895	$7.16	4,174,861
Equity compensation plans not approved by security holders	—	—	—

Total	8,357,895	$7.16	4,174,861

        Equity compensation plans approved by security holders consist of our 2001 stock option plan and our 2005 stock incentive plan.

        The securities remaining available for future issuance under equity compensation plans approved by our security holders as of June 30, 2009 consisted of:

  •
  984,666 shares of common stock issuable under our 2001 stock option plan; and

  •
  3,190,195 shares of common stock issuable under our 2005 stock incentive plan.

        Each of the options issuable under the 2001 stock option plan has a term of ten years. Options issuable under the 2005 stock incentive plan have a maximum term of seven years.

Performance Graph

        The graph below matches the cumulative five-year total return of holders of our common stock with the cumulative total returns of The NASDAQ Composite Index and The NASDAQ Computer & Data Processing Index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on June 30, 2004, and tracks it through June 30, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aspen Technology, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*
$100 invested on 6/30/04 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

	June 30,
	2004	2005	2006	2007	2008	2009
Aspen Technology, Inc.	100.00	71.63	180.72	192.84	183.20	117.49
NASDAQ Composite	100.00	101.09	109.49	132.47	117.33	92.91
NASDAQ Computer & Data Processing	100.00	103.70	107.43	133.90	124.41	107.96

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data.

        The following table presents selected financial and other data for Aspen Technology, Inc. The statement of operations data set forth below for fiscal 2009, 2008 and 2007, and the balance sheet data as of June 30, 2009 and 2008, are derived from our audited financial statements included elsewhere in this annual report. The statement of operations data for fiscal 2006 and 2005 and the balance sheet data as of June 30, 2007, 2006, and 2005 are derived from our audited financial statements that are not included in this annual report.

        The selected historical financial data presented below should be read in conjunction with our financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Part II, Item 7 of this annual report (in thousands, except per share data).

	Year Ended June 30,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Revenues	$311,580	$311,613	$341,029	$294,416	$269,128
Gross profit	235,760	226,620	247,469	196,362	161,300
Income (loss) from operations	43,934	18,637	55,403	18,834	(58,986)
Net income (loss)	52,924	24,946	45,518	6,465	(69,060)
Accretion of preferred stock discount and dividends	—	—	(7,290)	(15,383)	(14,450)

Income (loss) applicable to common stockholders	$52,924	$24,946	$38,228	$(8,918)	$(83,510)

Basic income (loss) per share applicable to common stockholders	$0.59	$0.28	$0.54	$(0.20)	$(1.97)

Diluted income (loss) per share applicable to common stockholders	$0.57	$0.27	$0.50	$(0.20)	$(1.97)

Weighted average shares outstanding—Basic	90,053	89,640	70,879	44,627	42,381

Weighted average shares outstanding—Diluted	92,578	94,092	91,869	44,627	42,381

	June 30,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash and cash equivalents	$122,213	$134,048	$132,267	$86,272	$68,149
Working capital (deficit)	97,914	116,307	53,019	10,440	(12,162)
Total assets	515,976	554,626	528,897	465,951	475,257
Total deferred revenue	78,871	106,905	67,106	60,141	60,085
Total secured borrowings	112,096	147,207	206,150	182,404	213,037
Redeemable convertible preferred stock	—	—	—	125,475	121,210
Total stockholders' equity (deficit)	229,410	172,813	137,206	(22,602)	(47,210)

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

        Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2009" refers to the year ended June 30, 2009).

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

        The timing and amount of fees recognized as revenue during a reporting period are determined in accordance with GAAP. Under this commercial model, we license our products on both a term and perpetual basis. However, increasingly the majority of our software licenses are term-based.

        Historically, the majority of our license revenue has been recognized on an up-front basis once all revenue recognition criteria have been met in accordance with Statement of Position 97-2 "Software Revenue Recognition,", as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We refer to this licensing practice as "the up-front revenue model". For licenses that did not meet the required criteria for immediate up-front revenue recognition, revenues were either deferred until such time as the criteria had been met, or recognized over the license term.

New Licensing Model

        In July 2009, we announced that for the fiscal year commencing July 1, 2009, we would offer a new licensing model for our software and related maintenance. Previously, customers would license the right to use specifically defined sets of products within the aspenONE solution suite based upon their perceived needs. The new licensing model provides customers with access to all engineering or manufacturing/supply chain software products within the aspenONE software suite. As part of the new offering, customers receive maintenance support for the term of the license and the right to unspecified future software products that may be introduced during the term of the arrangement. The new licensing model provides customers the ability to utilize any products within the aspenONE suite through the use of tokens (exchangeable units of measurement) which they license in quantities sufficient for their business needs. We expect that the increased flexibility of this licensing model, which facilitates ease of access to the products in the aspenONE suite, will lead to increase usage over time, which would contribute to higher revenue.

        Under the up-front revenue model, we typically recognized the net present value of license fees over the license term as revenue in the period in which the license agreement was delivered to the customer assuming all other revenue recognition criteria were met. Beginning in the first quarter of fiscal 2010 we will start closing contracts under our new aspenONE licensing offering. Revenue associated with these agreements will be recognized over the term of the license contract, which is more representative of a subscription-based licensing model. In addition, if professional services are sold on a fixed price basis in conjunction with a license agreement, the professional services revenue will be recognized on a subscription basis over the term of the license contract. Until we fully transition our book of business to the new licensing model, and the contracts which were previously recognized under the up-front revenue model expire, we will report significantly lower revenues. We expect this transition period to take several years. Since there will not be a corresponding reduction in operating expenses, we anticipate reporting significant operating and net losses.

        From a cash flow perspective, the predominant method of customer billing and collections is consistent between the two licensing models: we will continue to invoice the customer over the license contract term. Consequently, we do not expect any material change in our net cash provided by operating activities as a result of our change to the new licensing model, provided the change to the new licensing model does not impact customer retention. From a balance sheet perspective, the conversion to the new licensing model will cause the installments receivable balance to decline over time. Under the existing licensing model, installments receivable represent the net present value of the un-invoiced payments remaining on license contracts where revenues had been recognized on an up-front basis. This will not be the case under the new licensing model.

        During the transition period, we may still execute transactions which meet the criteria for revenue recognition under our up-front revenue model. Additionally, we expect to continue to offer perpetual license arrangements, which typically meet the criteria for up-front revenue recognition. We do not expect either of these arrangement types to represent a significant portion of our license bookings.

        Historically, to assess our financial results and condition, we used a number of quantitative and qualitative performance indicators. These indicators included: software license bookings; the value of our installed customer base; revenue and expense trends; gross margins; operating and net income; cash and cash equivalents; cash flow; and liquidity metrics. As a result of the movement to the new licensing model and the anticipated reduction in reported revenues and income, a number of these indicators will not be meaningful for the next several years. Accordingly, we will focus on: the change in the value of our installed customer base; software license bookings; expense trends; cash and cash equivalents; cash flow; and collateralized receivable and secured debt balances.

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

Maintenance and Training

        Our maintenance business consists primarily of providing customer technical support and access to software fixes and upgrades, when and if they become available. Our customer technical support services are provided throughout the world by our three global call centers as well as via email and through our support website. Our training business consists of a variety of training solutions ranging from standardized training, which can be delivered in a public forum or on-site at a customer's location, to customized training sessions which can be tailored to fit customer needs.

        Revenues generated by our maintenance and training business represented 26.8% of our total revenues on a trailing four quarter basis and are closely correlated to changes in our installed base of software licenses. The majority of our customers renew their support contracts when eligible to do so, and the majority of new software license contracts sold include a maintenance component.

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

        Customers who obtain professional services from us typically engage us to provide such services over periods of up to 24 months. We generally charge customers for professional services, ranging from supply chain to on-site advanced process control and optimization assistance services, on a fixed-price basis or time-and-materials basis. The professional services business represented 15.6% of our total revenues on a trailing four-quarter basis, and has experienced lower margins than our other business segments.

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

  •
  accounting for contingencies; and

  •
  accounting for income taxes.

Revenue Recognition

        We generate revenue from the following sources: (1) licensing software products; (2) providing post-contract support (referred to as maintenance); and (3) providing professional services, such as consulting and training. We sell our software products to customers under fixed-term and perpetual license arrangements, which generally include the first year of maintenance. As a standard business practice, we offer extended payment term options for our fixed-term license customers. Software license revenue has generally been recognized upon shipment, provided all other revenue recognition criteria were met. Maintenance fees are recognized ratably over the contractual term of the maintenance agreements, which are typically annual periods.

        We recognize revenue in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," and Staff Accounting Bulletin 104 "Revenue Recognition." A factor in our revenue recognition model includes an assessment of whether professional services are an essential element to the functionality of the software. This assessment is based upon the nature of the services. Typically, the majority of our professional services have not been determined to be essential elements to the functionality of the software because these services have generally consisted of assistance with routine implementation and installation, were of relatively short duration compared to the license contract period, and could be performed by customers or other third party vendors that provide similar services. If our business model were to change such that the services were deemed to be essential to the functionality of the software, the period of time over which our software revenue could be recognized would lengthen. When we provide professional services that are considered essential to the functionality of the software, we recognize the combined revenue from the sale of our software licenses and related services in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Performance Type Contracts" using the cost-to-cost method as the measure of performance. Our revenue recognition for these arrangements is dependent upon our ability to reliably estimate the direct labor hours to complete a project. We use historical experience as a basis for future estimates to complete current projects.

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

        Delivery of our product—Software and the corresponding access keys are generally delivered to customers via disk media with standard shipping terms of Free Carrier, Aspen Technology's warehouse (i.e. FCA, named place). Our software license agreements do not contain conditions for acceptance.

        Fee is fixed or determinable—We assess whether a fee is fixed or determinable at the outset of the arrangement. Significant judgment is involved in making this assessment. Our experience has been that we are able to demonstrate that the fees are fixed or determinable for most arrangements, including those for our term licenses that contain extended payment terms. We have established a history of collecting under the terms of our contracts without providing concessions to customers. We have a history of collecting receivables on installment contracts of up to six years. If we no longer were to have a history of collecting under term license contracts without providing concessions, revenue would be recognized when payments under the installment contract become due and payable. Such a change could have a material impact on the period in which revenue is recognized.

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

        We use judgment concerning the satisfaction of these criteria, particularly the criteria relating to the determination of whether the arrangement fees are fixed and determinable and the criteria relating to the collectability of the receivables, during our evaluation of each revenue transaction including those with extended payment terms. Additionally, judgment is required concerning the satisfaction of these criteria for reseller transactions. We typically recognize the fees related to reseller transactions on a net basis using the sell-through method of accounting. To date, revenue related to our reseller arrangements has not been material.

        We have established vendor-specific objective evidence (VSOE) of fair value for maintenance and professional services, but not for our software products. Our VSOE determination is based upon the price charged to similarly-situated customers when the elements are sold separately. We allocate the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee for perpetual and term licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. If VSOE does not exist for an undelivered element in an arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier.

        When all revenue recognition criteria are met to allow for up-front revenue recognition of our term contracts, license revenue is recorded at the net present value of the installment payments. The difference between the gross and net present value of the installment payments is deferred and recognized as interest income using the effective interest method over the license term. In certain circumstances, customers may elect to make an up-front, single payment of the license fee. In these instances, no interest income is generated.

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

        In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which has resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

Impairment of Long-lived Assets, Goodwill and Intangible Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review the carrying value of long-lived assets when circumstances dictate that they should be reevaluated, based upon the expected future operating cash flows of our business or other factors that trigger an evaluation for potential impairment. The evaluation of the undiscounted results of any impairment evaluation is based upon our expected future cash flows. These future undiscounted cash flow estimates are based on historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are updated based on actual operating trends. Historically, actual results have occasionally differed from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates, and accordingly cause impairment of our long-lived assets.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," on an annual basis we conduct an assessment of the carrying value of goodwill as of December 31, which is based on weighting estimates of future cash flows from the reporting units or estimates of the market value of the reporting units, based on comparable companies. We also perform impairment analyses whenever events or circumstances indicate that goodwill or certain intangibles may be impaired. Currently our reporting units are the same as our operating segments. These estimates of future discounted cash flows are based upon historical results, adjusted to reflect our best estimate of future market and operating conditions. Historically, actual results have occasionally differed from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates. In addition, the comparable companies used to establish market value for our reporting units is based on management's judgment. As discussed earlier in the Business Overview, we expect to experience a significant reduction in revenue for the next several years. However, we do not expect a material change in cash flows, and as a result do not expect to negatively impact our impairment analysis of goodwill.

        Certain negative macroeconomic factors began to impact the global credit markets in late calendar 2008 and we noted significant unfavorable trends in business conditions in the second quarter of fiscal 2009. Concurrently with these unfavorable developments, we commenced the annual impairment assessment of goodwill and certain intangible assets. In connection with preparing the annual impairment assessment, we identified significant deterioration in the expected future financial performance of the professional services segment compared to the expected future financial performance of this segment at the end of fiscal 2008. As a result, we recorded impairment charges of $0.5 million for goodwill and $0.1 million for intangible assets within the professional services segment during the quarter ended December 31, 2008. The method for determining fair value was based on weighting estimates of future cash flows from the reporting units and estimates of the market value of the reporting units, based on comparable companies. These impairment losses were recorded as impairment of goodwill and intangible assets in the consolidated statement of operations.

        The timing and size of any future impairment charges involves the application of our estimates and judgment and could result in the impairment of all, or substantially all, of our goodwill, intangible assets, or other long-lived assets.

Accounting for Income Taxes

        We utilize the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and statutes that will be in effect when the differences are expected to reverse. Deferred tax assets can result from unused operating losses, and research and development and foreign tax credit carry forwards and deductions recorded for financial statement purposes prior to their deduction on a tax return. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of taxable temporary differences. We consider, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations on the availability of net operating loss and tax credit carry forwards, and other evidence assessing the potential realization of deferred tax assets. Adjustments to the valuation allowance are included in the tax provision in our statement of operations in the period they become known or can be estimated.

        Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets and liabilities. The valuation allowance is based on our estimates of taxable income for jurisdictions in which we operate and the period over which our deferred tax assets may be recoverable. Historically, our U.S. taxable income has been unpredictable and highly dependent upon closing a small number of large license transactions, the loss of which would result in a pre-tax loss.

        With our adoption of the new software licensing model, we expect to recognize significantly lower revenues over the near term which will result in substantial pre-tax losses. Consequently, we have concluded that it is appropriate to maintain our U.S. valuation allowance. When our U.S. tax profitability becomes predictable we may reverse some or all of the valuation allowance related to our U.S. net deferred tax assets of $31.2 million. Such reversal would be recorded as an income tax benefit in the consolidated statement of operations in the period that the utilization of deferred tax assets is determined to be more likely than not. For fiscal 2009, 2008 and 2007, we also provided full or partial valuation allowances for net deferred tax assets in several foreign tax jurisdictions.

        Our U.S. and foreign tax returns are subject to periodic compliance examinations by various local and national tax authorities through periods defined by tax codes in the applicable jurisdiction. The years prior to 2005 are closed in the U.S., although the utilization of net operating loss carry forwards generated in earlier periods will keep these periods open for examination. The Canadian entities are subject to audit from 2007 forward, the UK entities from 2003 forward, and certain other international entities from 2002 forward. In connection with examinations of tax filings, tax contingencies can arise from differing interpretations of applicable tax laws and regulations relative to the amount, timing or proper inclusion or exclusion of revenues and expenses in taxable income or loss. For periods that remain subject to audit, we have asserted and unasserted potential assessments that are subject to final tax settlements.

        In 2009, our income tax provision includes amounts determined under the provisions of FIN 48, Accounting for Uncertain Tax Positions, which was adopted as of July 1, 2007 and is intended to satisfy additional income tax assessments, including interest and penalties, that could result from any tax return positions for which the likelihood of sustaining the position on audit does not meet a threshold of "more likely than not." Prior to fiscal 2008, we evaluated tax contingencies in accordance with the requirements of SFAS No. 5, "Accounting for Contingencies," based on the information currently then available, and had accrued for income tax contingencies that met both the criteria of SFAS No. 5. The tax accrual includes penalties and interest, which are recorded as a component of our income tax expense. The tax liabilities under FIN 48 are recorded as a component of our income taxes payable and other non-current liabilities balance and was $19.2 million as of June 30, 2009. The ultimate amount of taxes due will not be known until examinations are completed and settled or the audit periods are closed by statute.

Results of Operations

        The following table sets forth the percentages of total revenues represented by certain consolidated statement of operations data for the periods indicated (amounts in thousands):

	Years Ended June 30,
	2009		2008		2007
Revenues:
Software licenses	$179,591	57.6%	$168,404	54.0%	$199,761	58.6%
Service and other	131,989	42.4	143,209	46.0	141,268	41.4

Total revenues	311,580	100.0	311,613	100.0	341,029	100.0

Cost of revenues:
Cost of software licenses	12,384	4.0	15,916	5.1	14,588	4.3
Cost of service and other	63,411	20.4	69,077	22.2	72,426	21.2
Amortization of technology-related intangible assets	25	—	—	—	6,546	1.9

Total cost of revenues	75,820	24.3	84,993	27.3	93,560	27.4

Gross profit	235,760	75.7	226,620	72.7	247,469	72.6

Operating costs:
Selling and marketing	89,150	28.6	99,682	32.0	93,387	27.4
Research and development	41,463	13.3	45,179	14.5	42,703	12.5
General and administrative	58,138	18.7	54,565	17.5	51,010	15.0
Restructuring charges	2,446	0.8	8,623	2.8	4,634	1.3
Loss (gain) on sales and disposals of assets	6	—	(66)	—	332	0.1
Loss on impairment of goodwill and intangible assets	623	0.2	—	—	—	—

Total operating costs	191,826	61.6	207,983	66.7	192,066	56.3

Income from operations	43,934	14.1	18,637	6.0	55,403	16.3
Interest income	22,698	7.3	23,784	7.6	21,909	6.4
Interest expense	(10,516)	(3.4)	(17,783)	(5.7)	(18,613)	(5.5)
Other (expense) income, net	(1,824)	(0.6)	3,386	1.1	(734)	(0.2)

Income before provision for taxes	52,924	17.0	28,024	9.0	57,965	17.0
Provision for income taxes	(1,368)	(0.4)	(3,078)	(1.0)	(12,447)	(3.6)

Net Income	52,924	17.0%	24,946	8.0%	45,518	13.3%

Comparison of Fiscal 2009 to Fiscal 2008

Revenues

        Total revenues in fiscal 2009 remained fairly consistent with fiscal 2008. Total revenues from customers outside the U.S. were $213.9 million or 68.7% of total revenues and $198.1 million or 63.6% of total revenues for fiscal 2009 and 2008, respectively. The geographical mix of revenues can vary from period to period.

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

        During each of the fiscal years, a significant portion of our license bookings was not recorded as revenue in the same fiscal period due to certain revenue recognition criteria not being met (see further discussion under "Liquidity and Capital Resources" related to deferred revenue). Revenues from software licenses in fiscal 2009 increased $11.2 million compared to fiscal 2008. The year-over-year revenue increase was primarily driven by the timing of revenue recognition under GAAP as opposed to an indication of actual business activity.

        License bookings during fiscal 2009 were approximately $37.0 million lower than fiscal 2008, which reflected the impact of the global economic downturn. License bookings associated with a number of large contracts totaling approximately $52.1 million and $57.5 million during fiscal 2009 and 2008, respectively, did not meet the criteria for revenue recognition as of the end of each fiscal year. However, during fiscal 2009 approximately $31.6 million of revenues were recognized from business booked in fiscal 2008. This level of license revenue deferral represents a significant divergence from prior fiscal years.

        As previously discussed, we expect to report significantly lower software license revenues over the next several years due to adoption of the new licensing model. We believe that as our customers transition to the new model, the predictability and consistency of our license revenue stream will improve, since we will generally recognize license revenue ratably over the life of the license agreement and thus the impact of up-front revenue from signing large license deals in any one quarter will be minimized. Until such time as the portfolio of our existing license contracts comes to term, license revenue will not be a particularly meaningful metric to measure our business performance. Accordingly, we believe license bookings and cash flows to be the more meaningful near term metrics to assess business performance.

Service and Other Revenues

        Service and other revenues primarily consist of professional services, post-contract maintenance support on software licenses, and training, and are dependent upon a number of factors.

  •
  the number, value and labor rate per hour of services transactions booked during the current and preceding periods;

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

        Service and other revenues in fiscal 2009 decreased by $11.2 million compared to fiscal 2008. This decrease was due to lower professional services revenue in fiscal 2009 of $11.4 million. The global economic environment during fiscal 2009 generally impacted our customers' ability to commit to more discretionary spending initiatives, which affected our professional services business. Maintenance and training revenues in fiscal 2009 remained fairly consistent compared to fiscal 2008.

Cost of Software Licenses

        Cost of software licenses consists of royalties, amortization of capitalized software costs, and costs related to delivery of software, including: disk duplication; third-party software costs; and printing of manuals and packaging.

        Cost of software licenses in fiscal 2009 decreased $3.5 million compared to fiscal 2008. This year over year reduction was primarily due to: lower capitalized software amortization charges; reduced royalty expenses; and third-party fees. The royalty and third party fees were lower as a result of a change in the mix of license products sold.

Cost of Service and Other

        Cost of service and other consists primarily of personnel-related and external consultant costs associated with providing professional services, post-contract maintenance support, and training to customers.

        Cost of service and other in fiscal 2009 decreased $5.7 million compared to fiscal 2008 primarily due to lower staffing needs as a result of the decreased demand for our professional services. Stock-based compensation expense decreased because we have been unable to issue new equity-based compensation awards since fiscal 2007. Finally, the cost to deliver maintenance support was reduced by consolidating work and bringing formerly outsourced services, which carried a higher cost to us, in house.

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

        Selling and marketing expenses in fiscal 2009 decreased $10.5 million compared to fiscal 2008. This decrease was largely the result of lower personnel-related costs including salaries, commissions, bonuses, and stock-based compensation. Stock-based compensation expense decreased because we have been unable to issue new equity-based compensation awards since fiscal 2007. Additionally, there were other decreases in costs related to travel, external consultants and marketing events.

Research and Development

        Research and development ("R&D") expenses primarily consist of personnel and external consultants costs related to the creation of new products, and enhancements and engineering changes to existing products.

        R&D expenses in fiscal 2009 decreased $3.7 million compared to fiscal 2008 related primarily to a reduction in incentive bonuses for employees and decreases in stock-based compensation. Stock-based compensation expense decreased because we have been unable to issue new equity-based compensation awards since fiscal 2007. Additionally, we capitalized a higher portion of our R&D costs during fiscal year 2009 as compared to fiscal 2008, which contributed to a year-over-year decrease in R&D expenses.

General and Administrative

        General and administrative expenses include the costs of corporate and support functions which include executive leadership and administration groups: finance; legal; human resources; corporate communications; and other costs such as outside professional and consultant fees and provisions for doubtful accounts.

        General and administrative expenses in fiscal 2009 increased $3.6 million compared to fiscal 2008. The increase was primarily attributable to the extended time and effort to complete the fiscal 2008 audit. These higher costs were significant and included extensive use of external financial consultants, higher audit fees, and to a lesser extent, an increase in personnel costs. These finance cost increases were partially offset by lower legal costs. Stock-based compensation expense also decreased because we have been unable to issue new equity-based compensation awards since fiscal 2007.

Restructuring Charges

        Restructuring charges in fiscal 2009 decreased $6.2 million compared to fiscal 2008. During fiscal 2009, we initiated a plan to reduce operating expenses that resulted in the reduction of our workforce. We recorded a restructuring charge of $2.4 million during fiscal 2009 primarily associated with this program which was significantly lower than the restructuring charge that was incurred in the prior year associated with the relocation of our corporate headquarters. In the future, we may incur additional expense to reflect actual costs in excess of existing restructuring reserves.

Interest Income

        Interest income is generated from the accretion of interest on the long term installment payments of software license contracts where revenue was recognized up-front, and to a lesser extent from the investment of cash balances in short term instruments.

        Interest income decreased $1.1 million in fiscal 2009 as compared to 2008 primarily due to lower average receivables balances for both installment and collateralized receivables.

        We expect receivables balances and associated interest income to continue to decrease as customers transition to our new aspenONE license offering.

Interest Expense

        Interest expense is incurred on our secured borrowings. Interest expense in fiscal 2009 decreased $7.3 million compared to fiscal 2008. The decrease was attributable to lower average secured borrowing balances, principally due to the payoff of three significant securitizations during fiscal 2008.

Other Income (Expense), Net

        Other income (expense), net is comprised primarily of foreign currency exchange gain (loss) generated from transactions denominated in foreign currencies. To mitigate this risk we occasionally enter into foreign currency forward contracts to attempt to minimize the adverse impact related to unfavorable exchange rate movements. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." Therefore, the unrealized gains and losses on the foreign currency forward contracts, as well as the underlying transactions we are attempting to shield from exchange rate movements, have been recognized as a component of other income (expense), net. Other income, net in fiscal 2009 decreased $5.2 million compared to fiscal 2008 primarily due to the strengthening of the U.S. dollar against the British Pound Sterling and the Euro.

Provision for/Benefit from Income Taxes

        We recorded a provision for income taxes of $1.4 million for fiscal 2009, primarily related to our income in foreign jurisdictions, withholding taxes imposed on license fees paid to us from customers outside the U.S., and changes in estimates under FIN 48. The income tax provision also includes state income taxes. We did not record a federal income tax provision on our domestic income, since we are able to reduce such standard tax provision by net operating loss carryforwards that expire at various dates from 2010 through 2025, and available tax credit carryforwards.

        The increase in the provision during fiscal 2009 was attributable to

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

  •
  the number, value and labor rate per hour of services transactions booked during the current and preceding periods;

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

        General and Administrative.    General and administrative expenses consist primarily of personnel costs of administrative, executive, financial and legal personnel, including outside professional fees. General and administrative expenses for fiscal 2008 increased $3.6 million, or 7.1%, to $54.6 million from $51.0 million in fiscal 2007. The increase was attributed primarily to external consultant and audit fees of $8.4 million associated with the restatement of our fiscal 2007 financial statements and professional fee costs associated with the extended period of time to complete our fiscal 2008 audit and a $1.2 million increase in recruiting fees. These costs were partially offset by lower legal fees of $4.1 million compared to fiscal 2007. The decrease in legal fees from fiscal 2007 to fiscal 2008 was associated with expenses incurred in fiscal 2007 associated with an SEC civil enforcement action and an arbitration proceeding alleging that software products and implementation services failed to meet customer expectations. This change is further explained by a decrease in the provision for bad debt of $2.4 million as a result of collecting cash received for customer account balances which were previously considered uncollectible.

        Restructuring Charges.    During fiscal 2008, we recorded $8.6 million in restructuring charges. The restructuring charges of $6.0 million were related to costs associated with our plan to relocate our corporate headquarters and recorded under the May 2007 restructuring plan. The remainder of the restructuring charges recorded in fiscal 2008 consisted of revisions of estimates associated with lease exit costs and accretion of the discounted restructuring accruals under previous restructuring plans.

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

        Interest Expense.    Interest expense is incurred primarily from our secured borrowings. The secured borrowings are derived from our securitizations and borrowing arrangements with unrelated financial institutions. Interest expense in fiscal 2008 decreased 4.3% to $17.8 million from $18.6 million in fiscal 2007. The overall decrease was attributable to a lower level of secured borrowings, in particular a lower level of high interest debt due to the repayment of the securitization arrangements entered into during fiscal 2005 and fiscal 2007, referenced below at Liquidity and Capital Resources, which occurred in fiscal 2008.

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

        Provision for/Benefit from Income Taxes.    We recorded a provision for income taxes of $1.4 million for fiscal 2009, primarily related to state income taxes. Although our foreign subsidiaries are profitable, current taxes were offset by reversals in FIN 48 reserves. We did not record a federal income tax provision on our domestic income, due to the offset in valuation allowance.

Liquidity and Capital Resources

Resources

        Our primary source of cash is from the licensing of our products and associated services. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. We historically have financed our operations through cash generated from operating activities, public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, borrowings secured by our installment receivable contracts and borrowings under bank credit facilities. As of June 30, 2009, our principal sources of liquidity consisted of $122.2 million in cash and cash equivalents and $17.5 million of unused borrowings under our credit facility. The amount of unused borrowings actually available, under the credit facility varies in accordance with the terms of the agreement. We believe that the amount of borrowing capacity currently available along with our current cash and cash equivalents balance and future cash flows from operations, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our credit facility our liquidity, or materially impacted our funding costs.

        The following table summarizes our cash flow activities for the periods indicated (in thousands):

	2009	2008	2007
Cash flow provided by (used in):
Operating activities	$33,450	$70,829	$55,720
Investing activities	(5,772)	(9,756)	(7,864)
Financing activities	(38,419)	(59,761)	(2,182)
Effect of exchange rates on cash balances	(1,094)	469	321

(Decrease) increase in cash and cash equivalents	$(11,835)	$1,781	$45,995

Operating Activities

        Cash generated by operating activities is our primary source of liquidity and provided $33.5 million during fiscal 2009. This amount resulted from net income of $52.9 million, adjusted for non-cash charges of $17.1 million, and a net $36.5 million use of cash due to an increase in working capital.

        Non-cash items within net income consisted primarily of $8.7 million of depreciation and amortization, $4.7 million of stock-based compensation, and $3.8 million of net unrealized foreign currency losses driven by the strengthening of the U.S. dollar.

        Our cash balance decreased in part due to a $36.5 million increase in working capital. The change in working capital consisted primarily of decreases in: deferred revenues of $27.7 million; income taxes payable of $10.2 million, decreases in prepaid expenses of $11.2 million, other non-current liabilities attributed to adjustments to our FIN 48 reserves of $6.7 million, accounts payable and accrued expenses and other current liabilities of $10.1 million and decreases in installments and collateralized receivables of $8.0 million, partially offset by a decrease in accounts receivable of $34.6 million and to a lesser extent a decrease in unbilled services.

        The decrease in deferred revenue was primarily attributable to the timing of revenue recognition for certain license agreements that were signed during fiscal 2008, but not fully delivered and therefore did not meet revenue recognition criteria until fiscal 2009. While we had a material amount of license bookings closed during fiscal 2009 that were not recognized as revenue during the fiscal year, unlike fiscal 2008, the majority of these license bookings were not recorded as receivables and deferred revenue on our fiscal 2009 year-end balance sheet. The decrease in accounts receivable resulted from a number of large contracts closed during the fourth quarter of fiscal 2008 where customers elected to pay for their multi-year contract at the outset of the arrangement, resulting in the full contract value of the receivable being recorded as accounts receivable at the end of fiscal 2008. There was a lower dollar value of contracts with similar terms in the fourth quarter of fiscal 2009. The decreases in accounts payable, accrued expenses and other current liabilities were primarily due to lower income taxes payable and accrued bonus amounts.

        Looking ahead, we expect to generate positive cash flow from operations. As discussed in the Business Overview section of this Item 7, we do not expect the adoption of our new licensing model to have a negative impact on our operating cash flows because most of our existing contracts are already on an installment term basis. We anticipate that existing cash balances, together with funds generated from operations, will be sufficient to finance our operations and meet our cash requirements for the foreseeable future.

Investing Activities

        During fiscal 2009, we used $5.8 million of cash for investments to upgrade our financial reporting and management information systems and for the development of our aspenONE v7 software release, which provided additional integration benefits within the aspenONE suite.

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

Financing Activities

        During fiscal 2009, we used $38.4 million of cash for financing activities of which $38.1 million was used to reduce our secured borrowings balance. Based on the current cash forecast, we expect secured borrowings balances to continue to decline during fiscal 2010.

Borrowings Collateralized by Receivable Contracts

  Traditional Programs

        We historically have maintained arrangements, which we refer to as our Traditional Programs, with financial institutions providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. Under our arrangements with General Electric Capital Corporation, Bank of America and Silicon Valley Bank (SVB), both parties must agree to enter into each transaction and negotiate the amount borrowed and interest rate secured by each receivable. The customers' payments of the underlying receivables fund the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was 8.1% and 7.6% at June 30, 2009 and 2008, respectively.

        The collateralized receivables earn interest income, and the secured borrowings accrue borrowing costs at approximately the same interest rate. When we receive cash from a customer, the collateralized receivable balance is reduced and the related secured borrowing is reclassified to an accrued liability for amounts we must remit to the financial institution. The accrued liability is reduced when payment is remitted to the financial institutions. The terms of the customer receivables range from amounts due within 30 days to receivables due over five years.

        Under these arrangements, we received aggregate cash proceeds of $30.2 million, $74.1 million and $148.9 million during fiscal 2009, 2008 and 2007, respectively. Since December 2007, we have not sold any receivables for the purpose of raising cash, but we have sold some large dollar receivables in order to fund the repurchase of several large groups of smaller receivables previously sold to the banks, for the purpose of simplifying our administration of the programs. As of June 30, 2009, we had outstanding secured borrowings of $112.1 million that were secured by collateralized receivables totaling $96.4 million under the Traditional Programs.

        We estimate that there was in excess of $35.0 million available under the SVB program at June 30, 2009. As the collection of the collateralized receivables and resulting payment of the borrowing obligation will reduce the outstanding balance, the availability under the arrangement can be increased. We expect to maintain our access to cash under this arrangement, and to transfer installments receivable as business requirements dictate. Our ongoing ability to access the available capacity will depend upon a number of factors, including the generation of additional customer receivables and the financial institution's willingness to continue to enter into these transactions.

        Under the terms of the Traditional Programs, we have transferred the receivables to the financial institutions with limited financial recourse to us. We can be required to repurchase the receivables under certain circumstances in case of specific defaults by us as set forth in the program terms. Potential recourse obligations are primarily related to the SVB arrangement that requires us to pay interest to SVB when the underlying customer has not paid by the receivable due date. This recourse is limited to a maximum period of 90 days after the due date. The amount of outstanding receivables that have this potential recourse obligation is $43.6 million at June 30, 2009. This 90-day recourse obligation is recognized as interest expense as incurred and totaled $0.1 million, $0.4 million, and $0.7 million for fiscal 2009, 2008, and 2007, respectively. Otherwise, recourse generally results from circumstances in which we failed to perform requirements related to contracts with the customer. Other than the specific items noted above, the financial institutions bear the credit risk of the customers associated with the receivables the institution purchased.

        In the ordinary course of us acting as a servicing agent for receivables transferred to SVB, we regularly receive funds from customers that are processed and remitted onward to SVB. While in our possession, these cash receipts are contractually owned by SVB and are held by us on their behalf until remitted to the bank. Cash receipts held for the benefit of SVB recorded in our cash balances and current liabilities totaled $0.9 million as of June 30, 2008, no such funds were held as of June 30, 2009. Such amounts are restricted from our use.

        The terms of the asset purchase agreement for one of the programs requires the timely reporting of financial information. As of June 30, 2009, we were not in compliance with that requirement. We have obtained waivers for such non-compliance which extends the deadline for delivering the fiscal 2009 financial information until November 30, 2009. We are in the process of obtaining an additional waiver to extend the reporting deadline for the financial information for the first quarter of fiscal 2010. Because we have been unable to timely report financial information and the waiver of this covenant does not extend the grace period for a year and a day past the balance sheet date, the obligation under this program has been classified as a current obligation in the accompanying consolidated balance sheet as of June 30, 2009.

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

Credit Facility

        In January 2003 and through subsequent amendments, we executed a loan arrangement with SVB. This arrangement provides a line of credit of up to the lesser of (i) $25.0 million or (ii) 80% of eligible domestic receivables. The line of credit bears interest at the greater of the bank's prime rate (3.25% at June 30, 2009) plus 0.5%, or 4.75%. If we maintain a $10.0 million compensating cash balance with the bank, our unused line of credit fee will be 0.1875% per annum; otherwise it will be 0.375% per annum. The line of credit is collateralized by substantially all of our assets and we are required to provide certain financial information and to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of June 30, 2009, we were not in compliance with certain financial reporting requirements under the terms of the loan arrangement, and have obtained waivers for such non-compliance. Furthermore, the terms of the loan arrangement restrict our ability to pay dividends, with the exception of dividends paid in common stock or preferred stock dividends paid in cash.

        On November 3, 2009, we executed an amendment to the loan arrangement that adjusted certain terms of covenants, including modifying the date we must provide monthly unaudited and annual audited financial statements to the bank and the maturity date of the credit loan, which was extended to May 15, 2010. As of June 30, 2009, there were $7.7 million in letters of credit outstanding under the line of credit, and there was $17.5 million available for future borrowing.

Requirements

Contractual obligations and requirements

        As described above, we have transferred certain receivables under our receivable sale facilities, and these transactions have been classified as collateralized receivables and secured borrowings for accounting purposes. Repayments of these borrowings are funded by the payments made by the customer either directly to the applicable financial institution or to us as agent, with no financial recourse to us. Accordingly, we do not have any contractual obligation to fund these payments, as the scheduled payments are not our obligation, and there are no financial guarantees issued in relation to these transactions. The table below excludes these transactions, as we do not have a contractual payment obligation.

        Our contractual obligations at June 30, 2009 primarily consisted of operating leases for our headquarters and other facilities, purchase commitments, and other debt obligations. Other than these, there were no other commitments for capital or other expenditures. Our obligations related to these items at June 30, 2009 were as follows (in thousands):

	Payments due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Contractual Cash Obligations:
Operating leases	43,823	12,460	17,541	8,817	5,005
Fixed fee royalty obligations	3,268	1,134	1,586	374	174
Contractual royalty obligations	14,479	8,627	3,968	1,884	—

Total contractual cash obligations	$61,570	$22,221	$23,095	$11,075	$5,179
Other Commercial Commitments:
Standby letters of credit	$7,733	$1,016	$1,959	$—	$4,758

Total commercial commitments	$7,733	$1,016	$1,959	$—	$4,758

        Total contractual future sublease rental income as of June 30, 2009 was $9.5 million, which is not included in the above table.

        On September 5, 2007, we entered into an additional sublease agreement related to our former office space in Cambridge, Massachusetts, effective October 1, 2007 for approximately 50,000 square feet that expires on September 30, 2012. As of June 30, 2009, we had multiple agreements that expire through 2012 to sublease approximately 106,295 square feet of space in our former office space in Cambridge. These sublease agreements represent $7.6 million of scheduled sublease payments not included in the above table.

        See Note 11 of the Notes to the Consolidated Financial Statements under the caption of "Operating Leases" for additional disclosure.

        The standby letters of credit are issued to secure performance on professional services contracts and rental agreements and were issued by SVB in the U.S. and National Westminster Bank in the UK.

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

Inflation

        Inflation has not had a significant impact on our operating results to date and we do not expect inflation to have a significant impact during fiscal 2010.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS No. 157) which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. 157-2, "Effective Date of FASB Statement No 157," which permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted SFAS No. 157 on July 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value and provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Once an entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the statement of operations. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 159 as of July 1, 2008. As of June 30, 2009, we had not elected the fair value option for any eligible financial asset or liability.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133." This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of SFAS No. 161 as of January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 on April 1, 2009. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," (SFAS No. 141(R)) which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt the provisions of SFAS No. 141(R) on July 1, 2009. We expect that the adoption of SFAS No. 141(R) will have an impact on accounting for business combinations but the effect is primarily dependent upon future acquisitions.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt the provisions of SFAS No. 160 as of July 1, 2009. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements as no minority interests are reported as of June 30, 2009.

        In February 2008, the FASB issued FASB Staff Position FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" (FSP FAS 140-3). The objective of FSP FAS 140-3 is to provide guidance on accounting for a transfer of a financial asset and repurchase financing. FSP FAS 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008 and interim periods in those fiscal years. Early adoption is not permitted. We will adopt the provisions of FSP FAS 140-3 on July 1, 2009. The adoption of FSP FAS 140-3 will not have a material impact on our consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We will adopt the provisions of FSP FAS 142-3 on July 1, 2009. The adoption of FSP FAS 142-3 will not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets" (SFAS No. 166). SFAS No. 166 removes the concept of a Qualifying Special Purpose Entity from SFAS No. 140 and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after Nov. 15, 2009. We will adopt the provisions of SFAS No. 166 on July 1, 2010. The adoption of SFAS No. 166 will not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS No. 167). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We will adopt the provisions of SFAS No. 167 as of July 1, 2010. We are currently assessing the impact of the adoption of SFAS No. 167 on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A replacement of FASB Statement No. 162" (SFAS No. 168). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt the provisions of SFAS No. 168 on July 1, 2009. The implementation of this standard will not have a material impact on our consolidated financial statements.

        In October 2009, the FASB issued EITF 08-1 "Multiple-Deliverable Revenue Arrangements" (EITF 08-1). EITF 08-1 amends EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to eliminate the requirement that all undelivered elements have Vendor-Specific Objective Evidence (VSOE) or Third-Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price. Application of the "residual method" of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of EITF 08-1. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. EITF 08-1 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We will adopt EITF 08-1 on July 1, 2010. We are currently evaluating the impacts of the adoption of EITF 08-1 on our consolidated financial statements.

        In October 2009, the FASB issued EITF 09-3 "Certain Revenue Arrangements that Include Software Elements" (EITF 09-3). EITF 09-3 amends SOP 97-2, "Software Revenue Recognition" to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product's essential functionality. EITF 09-3 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,

2010. Early adoption is permitted. We will adopt EITF 09-3 on July 1, 2010. We do not expect the adoption of EITF 09-3 to have a material impact on our consolidated financial statements.

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

Foreign Currency Exposure

        Foreign currency risk arises primarily from the net difference between (a) non-U.S. dollar (non-USD) receipts from customers outside the U.S. and (b) non-USD operating costs for subsidiaries in foreign countries. Although it was our historical practice to hedge the majority of our non-USD receipts, beginning in late fiscal 2008 we revised this practice to evaluate the need for hedges based on only the net exposure to foreign currencies. We measure our net exposure to each currency for which we have either cash inflows or outflows.

        During fiscal 2009, our largest exposures to foreign exchange rates existed primarily with the Euro, British Pound Sterling, Canadian Dollar, and Japanese Yen against the U.S. dollar. Based on the anticipated net exposures to these currencies, we believe that our foreign currency risk is not large enough to require hedging, and as such there were no foreign currency exchange contracts outstanding at June 30, 2009.

Investment Portfolio

        We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses as our investments consist primarily of money market accounts. At June 30, 2009, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Item 8.    Financial Statements and Supplementary Data.

        The following consolidated financial statements specified by this Item, together with the reports thereon of KPMG LLP and Deloitte & Touche LLP, are presented following Item 15 of this report:

  Financial Statements:

    Reports of Independent Registered Public Accounting Firms

    Consolidated Statements of Operations for the years ended June 30, 2009, 2008, and 2007

    Consolidated Balance Sheets at June 30, 2009 and 2008

    Consolidated Statements of Shareholders' Equity (Deficit) for the years ended June 30, 2009, 2008, and 2007

    Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008, and 2007

    Notes to Consolidated Financial Statements

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On January 10, 2008, Deloitte & Touche LLP ("Deloitte") informed our Audit Committee that Deloitte declined to stand for re-appointment as our independent registered public accounting firm for the fiscal 2008 audit. However, Deloitte agreed to be engaged for the review of our interim consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. On March 12, 2008, the Audit Committee appointed KPMG LLP as our independent registered public accounting firm for fiscal 2008.

        During fiscal 2006 and 2007 and through the subsequent interim period preceding such resignation, there was no disagreement between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Deloitte's satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its audit report. There were no "reportable events" as that term is described in Item 304(a) (1) (v) of Regulation S-K during fiscal 2006 and 2007 or the subsequent interim period through September 30, 2007, except for the material weaknesses in our internal control over financial reporting as of June 30, 2007 reported in Item 9A of the fiscal 2007 Form 10-K. Deloitte has not expressed any opinion on our internal control over financial reporting on any date subsequent to June 30, 2007.

Item 9A.    Controls and Procedures.

a)    Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

        Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of June 30, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of June 30, 2009, our internal control over financial reporting was not effective.

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

        This material weakness resulted in material post-closing adjustments reflected in the financial statements for the year ended June 30, 2009. These adjustments resulted in changes to assets, liabilities, stockholders' equity, revenue and expenses.

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

        This material weakness contributed to material post-closing adjustments which have been reflected in the financial statements for the year ended June 30, 2009. These adjustments resulted in changes in deferred income tax assets and liabilities, accrued tax liability, income tax expense, retained earnings and related disclosures.

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

        This material weakness resulted in material post closing adjustments which have been reflected in the financial statements for the year ended June 30, 2009. These adjustments caused changes in accounts receivable, unbilled services, deferred revenue, revenue, commissions, and royalty expenses.

        KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of June 30, 2009. This report appears below.

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

        During the quarter ended June 30, 2009, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

        If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures including the use of qualified external consultants and management detailed reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts as well as to complete the significant backlog of work required for us to become current with our SEC filings. While our Audit Committee and Board of Directors have been supportive of our efforts by supporting the hiring of various individuals in finance, treasury, tax and internal audit as well as funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we can not recruit and retain more qualified professionals. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described in "Item 1A. Risk Factors—In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to effectively remedy the material weaknesses identified as of June 30, 2009 could result in material misstatements in our financial statements" in Part I of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aspen Technology, Inc.:

        We have audited Aspen Technology, Inc.'s and subsidiaries (the "Company") internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and included in management's assessment related to the following:

  •
  Inadequate and ineffective monitoring controls

  •
  Inadequate and ineffective controls over the periodic financial close process;

  •
  Inadequate and ineffective controls over income tax accounting and disclosure; and

  •
  Inadequate and ineffective controls over the recognition of revenue

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2009 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for the year then ended. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated November 6, 2009, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boston, Massachusetts
November 6, 2009

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Executive Officers and Directors

        The following table sets forth information regarding our executive officers and directors, including their ages, as of October 18, 2009:

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
Antonio J. Pietri Executive Vice President, Field Operations

Mr. Pietri has served as our Executive Vice President, Field Operations since July 2007. Mr. Pietri served as our Senior Vice President and Managing Director for the APAC Region from 2002 to June 2007 and held various other positions with our Company from 1996 until 2002. From 1996 until 2002, he held various positions with our Company. From 1992 to 1996, he was at Setpoint Systems, Inc., which we acquired, and before that he worked at ABB Simcon and AECTRA Refining and Marketing, Inc. He holds an M.B.A. from the University of Houston and a B.S. in Chemical Engineering from the University of Tulsa. Mr. Pietri is 44 years old.

Mark P. Sullivan Senior Vice President and Chief Financial Officer

Mr. Sullivan has served as our Senior Vice President and Chief Financial Officer since July 1, 2009. He served as a financial consultant to our Company from March 2009 through June 2009. From 1994 to December 2008, Mr. Sullivan served in various financial executive positions at Fidelity Investments (FMR LLC), a diversified financial services company. From 1987 to 1993, he served as Chief Operating Officer and Principal Finance and Accounting Officer at Westerbeke Corporation, a manufacturer of generators, diesel propulsion engines and other power solutions for commercial and recreational marine applications. During 1987, he served as Consulting Manager in the Business Investigatory Services group of Coopers & Lybrand Company, a public accounting and professional services firm which merged with Price Waterhouse in 1998 to form PricewaterhouseCoopers LLP. From 1980 to 1987 , he held a number of financial leadership roles with Analog Devices, Inc., a manufacturer of analog, mixed-signal and digital signal processing integrated circuits used in industrial, communication, computer and consumer applications. He holds a B.A. from Middlebury College and an M.S. in Management from the Massachusetts Institute of Technology. Mr. Sullivan is 53 years old.

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

Manolis E. Kotzabasakis Senior Vice President, Sales and Strategy

Mr. Kotzabasakis has served as our Senior Vice President, Sales and Strategy since July 2007. Mr. Kotzabasakis served as our Senior Vice President, Worldwide Sales and Business Development from January 2005 to June 2007; Senior Vice President, Marketing and Strategy from July 2004 to December 2004; Senior Vice President, Engineering Business Unit from September 2002 to June 2004; Vice President of our Aspen Engineering Suite of Products, Research and Development from 1998 to 2002; and Director of our Advanced Process Design Group from 1997 to 1998. He holds a B.Sc. in Chemical Engineering from the National Technical University of Athens and a M.Sc. and Ph.D. in Chemical Engineering from the University of Manchester Institute of Science and Technology. Mr. Kotzabasakis is 50 years old.

Blair F. Wheeler Senior Vice President, Marketing

Mr. Wheeler has served as our Senior Vice President, Marketing since February 2005. From 2000 to January 2005, Mr. Wheeler served as vice president, marketing of Relicore, Inc., a provider of enterprise information technology infrastructure management software that he co-founded. From 1998 to 2000, Mr. Wheeler served as vice president, business development for Webline Communications Corp., an Internet communications infrastructure and applications company that was acquired by Cisco Systems, Inc. in 1999. From 1993 to 1998, Mr. Wheeler was head of product marketing and business development for the broadcast products division of Avid Technology, Inc., a provider of digital media creation, management and distribution solutions. Mr. Wheeler was also previously a management consultant with The Boston Consulting Group and a geologist for Amoco Production Company International. He holds a B.S. in Geology and Geophysics from Yale College and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Wheeler is 51 years old.

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

Gary E. Haroian Director

Mr. Haroian has served as one of our directors since 2003. Since 2002, Mr. Haroian has been a consultant to emerging technology companies. From 2000 to 2002, Mr. Haroian served in various positions, including as chief financial officer, chief operating officer and chief executive officer, at Bowstreet, Inc., a provider of software application tools. From 1997 to 2000, Mr. Haroian served as senior vice president of finance and administration and chief financial officer of Concord Communications, Inc., a network management software company. From 1983 to 1996, Mr. Haroian served in various positions, including chief financial officer, president, chief operating officer and chief executive officer, at Stratus Computer, Inc., a provider of continuous availability solutions. Mr. Haroian serves as a director of A123 Systems, a company that designs, develops, manufactures and sells advanced, rechargeable lithium-ion batteries and battery systems, and began trading publicly on September 24, 2009. He also serves as a director of Embarcadero Technologies, Inc., a provider of data lifecycle management solutions, Lightbridge, Inc., a provider of transaction and payment processing services, Network Engines, Inc., a provider of server appliance software solutions and Phase Forward Incorporated, a provider of clinical trials and drug safety software. He is a Certified Public Accountant and holds a B.S. in Economics and Accounting from the University of Massachusetts Amherst. Mr. Haroian is 58 years old.

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

Joan C. McArdle Director

Ms. McArdle has served as one of our directors since 1994. Ms. McArdle has served as a senior vice president of Massachusetts Capital Resource Company, an investment company, since 2001, and served as a vice president of Massachusetts Capital Resource Company from 1985 to 2001. She holds an A.B. in English from Smith College. Ms. McArdle is 58 years old.

David M. McKenna Director

Mr. McKenna has served as one of our directors since 2006. He has been a partner of Advent International Corporation since 2003 and held various other positions at Advent International Corporation from 1992 to 2000. Mr. McKenna was a principal at Bain Capital from 2000 to 2003. From 1992 to 2000, Mr. McKenna held various positions with Advent International. He holds a B.A. in English from Dartmouth College. Mr. McKenna is 41 years old.

Michael Pehl Director

Mr. Pehl has served as one of our directors since 2003. Mr. Pehl has been a partner of North Bridge Growth Equity, a growth equity fund, since February 2007. Before joining North Bridge, Mr. Pehl was an operating partner of Advent International Corporation, a venture private equity firm, from 2001 to December 2006. From 1999 to 2000, Mr. Pehl held various positions, including president, chief operating officer and director, at Razorfish, Inc., a strategic, creative and technology solutions provider for digital businesses. From 1996 to 1999, Mr. Pehl was chairman and chief executive officer of International Integration, Inc. (i-Cube), which was acquired by Razorfish, Inc. Prior to joining i-Cube, Mr. Pehl was a founder of International Consulting Solutions, Inc., an SAP implementation and business process consulting firm. Mr. Pehl is 48 years old.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. These executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and written representations that no other reports were required, during fiscal 2009, all section 16(a) filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with.

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

        The members of the audit committee are Donald Casey, Gary Haroian and Joan McArdle. The board of directors has determined that all the members of the audit committee are independent directors as defined under applicable NASDAQ rules, including the independence requirements contemplated by rule 10A-3 under the Exchange Act. The board of directors has determined that Mr. Haroian is an "audit committee financial expert" as defined in applicable SEC rules. The audit committee met 43 times during fiscal 2009, either in person or by teleconference. Each member attended at least 75% of the meetings held by the audit committee in fiscal 2009.

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

        In making compensation decisions, the compensation committee reviewed information on practices, programs and compensation levels implemented by publicly traded software companies. This peer group consists of companies the compensation committee believes are generally comparable to our Company and against which the compensation committee believes we compete for executive talent. The composition of the peer group is reviewed and updated periodically by the compensation committee. The companies included in this peer group as of June 30, 2009 were:

ANSYS, Inc.
Epicor Software Corporation
i2 Technologies, Inc.
Informatica Corporation
JDA Software Group, Inc.
Lawson Software, Inc.
Manhattan Associates, Inc.
Mentor Graphics Corporation
Parametric Technology Corporation
Progress Software Corporation
QAD Inc.
TIBCO Software Inc.

        In fiscal 2009, we did not engage any compensation consultants in determining or recommending the amount or form of executive or director compensation.

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

  Base Salary

        We establish base salaries at competitive market rates to attract and retain the caliber of talent necessary for our success. Base salary is used to recognize the performance, skills, knowledge, experience and responsibilities required of all our employees, including our executive officers. When establishing base salaries of our executive officers for fiscal 2010 and 2009, the compensation committee considered the survey data of compensation in the peer group, as well as a variety of other factors, including the experience and performance of the executive, the scope of the executive's responsibility, and the base salary of the executive at his/her prior employment, where applicable. Generally, we believe that our executives' base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

        The compensation committee reviews the base salaries of our executive officers at least annually, and adjusts base salaries from time-to-time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

  Annual Cash Bonus

        In fiscal 2009 we had two annual incentive bonus plans for our executives: the Executive Annual Incentive Bonus Plan, which we refer to below as the Executive Plan, and the Operations Executives Plan, which we refer to as the Operations Plan. The participants in the Executive Plan consist of our chief executive officer and the executives reporting directly to our chief executive officer, except for executives who participate in the Operations Plan. Each of our named executive officers participated in the Executive Plan for fiscal 2009, except for Mr. Kotzabasakis, who participated in the Operations Plan. Each of our named executive officers will participate in the Executive Plan for fiscal 2010.

        In addition to the Executive Plan and the Operations Plan, on September 9, 2009, the compensation committee approved funding a discretionary bonus pool for employees who did not participate in a commission-based incentive plan. Awards from the bonus pool were paid in cash based on individual performance during fiscal 2009. The awards included payments to Messrs. Fusco, Pietri and Hammond.

  Executive Plan

        Amounts earned under the Executive Plan are payable in cash and directly tied to achievement of corporate financial targets and attainment of individual performance goals. The threshold level for being awarded a bonus pursuant to the Executive Plan can be characterized as demanding, while the maximum goal contemplates compliance with challenging requirements. We do not have a general policy regarding the adjustment of compensation following a restatement or adjustment of our performance measures. Amounts payable under the Executive Plan in 2009 were based in part on meeting corporate operating income targets. The corporate operating income component was weighted at 60% to 70% of the overall bonus, and measured the extent to which we achieved a corporate operating income target amount. For fiscal 2009, the Executive Plan included both a minimum operating income threshold of 80% of the target amount, which had to be met in order for any bonus to be paid under the Executive Plan, and a maximum operating income threshold, above which no additional bonus would be earned. Amounts payable under the Executive Plan corresponded to the applicable executive's base salary, with those with broader scope typically being compensated at a higher level. The annual corporate operating income target was contained in the business plan adopted by the board of directors. Bonuses attributable to the corporate operating income component were paid annually.

        Amounts payable under the Executive Plan in fiscal 2009 were also based in part on whether an individual met specific performance goals. Individual objectives were weighted at 30% to 40%, and measured the extent to which an individual achieved performance objectives established specifically for that executive officer. The performance objectives were necessarily tied to the particular functional responsibilities of the individual, and his/her performance in fulfilling those responsibilities.

        The compensation committee reviewed with the board and approved the individual performance goals for each executive under the Executive Plan. The chief executive officer developed individual goals for the executives reporting to him, subject to the compensation committee's review and approval. The compensation committee established goals for the chief executive officer.

        On September 9, 2009, the compensation committee approved the Executive Plan for fiscal 2010. For fiscal 2010, the employees eligible under this plan include our Chief Executive Officer; the Executive Vice President—Field Operations; the Chief Financial Officer; the Senior Vice President Worldwide Sales Operations; the Senior Vice President, Marketing; the Senior Vice President, Human Resources; the Senior Vice President, Research & Development; the Senior Vice President, Worldwide Customer Service & Training; the Senior Vice President, Strategy; the Senior Vice President and General Counsel; and such other executives as may be determined from time-to-time by our Board of Directors or the Committee.

        Payments under this plan are based on a combination of the Company's overall performance and the eligible executive's individual performance.

  •
  We must achieve target global license bookings and cash flow from operations amounts established by our board of directors. These criteria are weighted at 65% and 35%, respectively, for purposes of determining each eligible executive's bonus. In order for any bonus to be payable to any executive under the plan, we must achieve at least 70% of the specified metrics. Each metric is measured and funded independently.

  •
  The eligible executive must achieve individual performance objectives approved by our Chief Executive Officer or the compensation committee (in the case of our Chief Executive Officer), and his/her individual performance will be assessed by the Chief Executive Officer or by the compensation committee (in the case of the Chief Executive Officer). The executive may receive a performance achievement rating between 80% and 100%, and this rating will be used as a multiplier against the funded level of each financial metric to determine a final earned bonus under each financial metric.

        In fiscal 2010, performance will be evaluated at mid-year and at year-end, and the bonus will be allocated 25% to mid-year and 75% to year-end. The year-end calculation will also be weighted by the individual performance assessment rating.

        No award will be payable to an executive under the plan if the executive's employment terminates prior to the payment date under the plan; provided that in the event the executive's employment terminates due to death, incapacity or retirement, then any award payable will be prorated.

        In addition to awards based on the performance metrics established in the plan, the compensation committee may make discretionary awards to eligible employees in such amounts as the committee determines are appropriate and in our best interests.

  Operations Plan

        Amounts earned under the Operations Plan in fiscal 2009 were payable in cash and directly tied to achievement of corporate financial targets and regional performance objectives.

        Amounts payable under the Operations Plan in fiscal 2009 were based in part on meeting corporate operating income targets and specific individual performance goals. Bonuses attributable to these components were paid annually.

        The corporate operating income component was weighted at 20% of the overall bonus for fiscal 2009, and measured the extent to which we achieved a corporate operating income target amount. The plan included both a minimum operating income threshold of 80% of the target amount, which was required to be met in order for any bonus to be paid under the Operations Plan, and a maximum operating income threshold, above which no additional bonus would be earned.

        Individual objectives were weighted at 5% for fiscal 2009, and measured the extent to which an individual achieved performance objectives established specifically for that executive officer. Payments based on this component were capped at the executive officers' respective target bonus amounts. The performance objectives were necessarily tied to the particular functional responsibilities of the individual and his/her performance in fulfilling those responsibilities.

        The regional performance component was weighted at 75% of the overall bonus for fiscal 2009, and measured the extent to which we achieved performance objectives for the region(s) for which the executive was responsible. Bonuses attributable to the regional performance component were paid as quarterly commissions based on quarterly regional or consolidated financial results.

        The compensation committee approved the performance goals for each executive, the weighting of various goals for each executive, and the formula for determining potential bonus amounts based on achievement of those goals. Our chief executive officer and the executive vice president for field operations were responsible for developing, and assessing compliance with, the individual performance goals for each executive participating in the Operations Plan for fiscal 2009. The threshold level for being awarded a bonus pursuant to the Operations Plan can be characterized as demanding, while the maximum goal contemplates compliance with challenging requirements.

  Stock Options and Restricted Stock Units

        Our equity award program is the primary vehicle for offering long-term incentives to our executives. We believe that equity grants help to align the interests of our executives and our stockholders, provide our executives with a strong link to our long-term performance and create an ownership culture. In addition, the vesting feature of our equity grants should further our goal of executive retention by providing an incentive to an executive to remain in our employ during the vesting period. In determining the size of equity grants to our executives, our compensation committee considers comparative share ownership of executives in our compensation peer group, our company-level performance, the individual executive's performance, the amount of equity previously awarded to the executive, the vesting status of the previous awards and the recommendations of the chief executive officer. We do not have any equity ownership guidelines for our executives.

        We typically make an initial equity award of stock options and/or restricted stock units to new executives and an annual equity program grant as part of our overall compensation program. All grants of options and restricted stock units to our executives are approved by the compensation committee.

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

        We became delinquent in our SEC filings in fiscal 2008 because of certain accounting errors we had identified. Our failure to timely file reports under the Exchange Act resulted in lack of an effective registration statement, so we suspended option grants until we became current.

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

  Severance and Change-in-Control Benefits

        Pursuant to executive retention agreements we have entered into with each of our named executive officers as of June 30, 2009 and to the provisions of our option agreements, those executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of our Company. We have provided more detailed information about these benefits, along with estimates of value under various circumstances, in the table below under "Potential Payments Upon Termination or Change in Control."

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

  Tax and Accounting Considerations

        Internal Revenue Code of 1986 (IRC) Section 162(m) generally disallows a tax deduction to a publicly traded company for certain compensation in excess of $1,000,000 paid to the chief executive officer and the four other most highly compensated executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met.

        We periodically review the potential consequences of IRC Section 162(m), and we generally intend to structure the performance-based portion of our executive compensation, where feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax-deductible to us. The compensation committee in its judgment may, however, authorize compensation payments that do not comply with the exemptions in IRC Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

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

  •
  any person or entity acquires, directly or indirectly, beneficial ownership of 50% or more of the combined voting power of our then-outstanding voting securities;

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

  •
  any person or entity becomes the beneficial owner, directly or indirectly, of 15% or more of the combined voting power of our then-outstanding securities (entitled to vote generally for the election of directors); or

  •
  the board adopts a resolution to the effect that, for purposes of Mr. Fusco's employment agreement, a "potential change in control" has occurred.

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

        In the event the specified executive's employment is terminated without cause within twelve months following a change in control or by the specified executive for good reason (which includes constructive termination, relocation, a reduction in salary or benefits, or our breach of any employment agreement with the specified executive or a failure to pay benefits when due), then the specified executive shall be entitled to the following:

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

        Each executive retention agreement provides that the total payments received by the specified executive relating to termination of his/her employment will be reduced to an amount equal to the highest amount that could be paid to the specified executive without subjecting such payment to excise tax as a parachute payment under IRC Section 409A, provided that no reduction shall be made if the amount by which these payments are reduced exceeds 110% of the value of any additional taxes that the specified executive would incur if the total payments were not reduced.

        For the purposes of each agreement:

  •
  "change in control" means (a) the acquisition of 50% or more of either the then-outstanding shares of our common stock or the combined voting power of our then-outstanding securities; (b) such time as the members of the board immediately prior to the change in control do not continue to constitute the majority of our directors following the change in control; (c) the consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving our company, unless the transaction would not result in a change in ownership of 50% or more of both our then-outstanding common stock and the combined voting power of our then-outstanding securities; or (d) our liquidation or dissolution;

  •
  "cause" means (a) the willful and continued failure by a specified executive to substantially perform his/her duties for us after delivery by the board of a written demand for performance (other than any such failure resulting from the executive's incapacity due to physical or mental illness, or any such failure after the executive gives us notice of termination for good reason), and a failure by the specified executive to cure the performance failure within 30 days; or (b) the willful engaging by the specified executive in gross misconduct that is demonstrably and materially injurious to us; and

  •
  "good reason" means constructive termination of the specified executive, relocation, a reduction in the specified executive's salary or benefits, our breach of any employment agreement with the specified executive or our failure to pay benefits when due.

        Each executive retention agreement terminates on the earliest to occur of (a) July 31, 2010, (b) the first anniversary of a change in control, and (c) our payment of all amounts due to the specified executive following a change in control. Each agreement is subject to automatic renewal on August 1 of each year, unless we give notice of termination at least seven days prior to the renewal date.

        The following table sets forth estimated compensation that would have been payable to each of these officers as severance or upon a change in control of our Company under three alternative scenarios, assuming the termination triggering severance payments or a change in control took place on June 30, 2009:

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Cash Payment ($)(1)	Accelerated Vesting of Stock Options ($)(2)	Accelerated Vesting of Restricted Stock Units ($)(3)	Welfare Benefits ($)(4)	Total ($)
Mark E. Fusco
• Termination without cause or with good reason prior to change in control	$2,448,321	—	—	$37,216	$2,485,537
• Change in control only					—
• Change in control with termination without cause or with good reason	2,448,321	$101,875	$266,563	37,216	2,853,975
Antonio J. Pietri					—
• Termination without cause or with good reason prior to change in control	575,827	—	—	18,608	594,435
• Change in control only					—
• Change in control with termination without cause or with good reason	575,827	10,188	26,656	18,608	631,279
Manolis E. Kotzabasakis					—
• Termination without cause or with good reason prior to change in control	525,827	—	—	18,608	544,435
• Change in control only					—
• Change in control with termination without cause or with good reason	525,827	16,300	31,988	18,608	592,723
Frederic G. Hammond					—
• Termination without cause or with good reason prior to change in control	415,827	—	—	18,186	434,013
• Change in control only					—
• Change in control with termination without cause or with good reason	415,827	20,375	31,988	18,186	486,376

(1)
Amounts shown reflect payments based on salary and bonus as well as payment of estimated cost of life, disability and accident insurance benefits during the agreement period.

(2)
Amounts shown represent the value of stock options upon the applicable triggering event described in the first column. The value of stock options is based on the difference between the exercise price of the options and $8.53, which was the closing price of the common stock on The Pink OTC Markets, Inc. on the last trading day of fiscal 2009, June 30, 2009.

(3)
Amounts shown represent the value of restricted stock units upon the applicable triggering event described in the first column, based on the closing price of the common stock on The Pink OTC Markets, Inc. on the last trading day of fiscal 2009, June 30, 2009.

(4)
Amounts shown represent the estimated cost of providing employment-related benefits during the agreement period.

        During the third quarter of fiscal 2009, Mr. Miller stepped down from his position as Senior Vice President and Chief Financial Officer. He was paid in accordance with his retention agreement: $300,000 base annual salary; $131,250 for a pro-rated portion of the fiscal 2009 target bonus; $38,380 in vacation benefits; and $15,556 in health care benefits.

Compensation Committee Report

        The compensation committee of the board of directors has reviewed and discussed with management the foregoing "Compensation Discussion and Analysis." Based on this review and discussion, the compensation committee has recommended to the board, and the board has agreed, that the section entitled "Compensation Discussion and Analysis" as it appears above, be included in this Form 10-K.

COMPENSATION COMMITTEE
Donald P. Casey Stephen M. Jennings

EXECUTIVE COMPENSATION

Executive Compensation Tables

  Summary Compensation

        The following table summarizes information regarding compensation earned during the last three fiscal years by the named executive officers, who consist of Mark Fusco, Chief Executive Officer; Bradley T. Miller, who stepped down from his position as our Chief Financial Officer in February 2009; and our three other most highly compensated executive officers in fiscal 2009. Mark P. Sullivan was named our Senior Vice President and Chief Financial Officer effective July 1, 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Mark E. Fusco	2009	$500,000	$350,000	$113,085	$1,110,087	$—	$5,811	$2,078,983
President and Chief	2008	500,000	—	236,520	1,460,695	420,000	3,305	2,620,520
Executive Officer	2007	450,000	11,250	414,508	1,380,267	838,750	2,250	3,097,025
Bradley T. Miller	2009	226,154	131,250	28,451	444,716	—	42,256	872,827
Senior Vice President and	2008	300,000	—	173,750	—	151,813	4,332	629,895
Chief Financial Officer	2007	215,769	—	140,933	113,444	209,668	2,922	682,736
Antonio J. Pietri	2009	300,000	192,500	11,308	57,762	—	259,050	820,620
Executive Vice President,	2008	275,000	—	23,652	141,864	275,000	302,281	1,017,797
Field Operations
Manolis E. Kotzabasakis	2009	265,000	—	13,570	62,594	130,964	7,452	479,580
Senior Vice President,	2008	250,000	—	28,382	192,100	224,990	24,370	719,842
Sales and Strategy	2007	250,000	—	49,741	410,157	239,015	3,885	952,798
Frederic G. Hammond	2009	275,000	70,000	13,570	127,500	—	5,937	492,007
Senior Vice President,	2008	250,000	—	28,382	246,904	140,000	2,808	668,094
General Counsel, and Secretary

(1)
The amount shown for Mr. Fusco in fiscal 2007 represents a discretionary bonus earned by Mr. Fusco in fiscal 2007 but paid to him in July 2007. Amounts shown exclude performance-based incentive payments, which are included in "Non-Equity Incentive Plan Compensation."

(2)
The amounts shown represent compensation expense recognized for financial statement purposes under Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), with respect to restricted stock units and stock options granted to the named executive officers. Each stock option was granted with an exercise price equal to the fair market value of our common stock on the grant date. For a description of the assumptions relating to our valuations of the restricted stock units and stock options, see Note 8 to the Consolidated Financial Statements.

(3)
Amounts shown consist of awards based on performance under our Executive Annual Incentive Bonus Plan and Operations Executives Plan. For additional information regarding these awards, see "Compensation Discussion and Analysis—Annual Cash Bonus." The amounts earned in fiscal 2009, 2008 and 2007 were paid on September 30, 2009, September 15, 2008 and July 31, 2007, respectively.

(4)
For named executive officers, amounts shown include matching contributions under our 401(k) deferred savings retirement plan. The amount shown for Mr. Pietri in fiscal 2008 includes payments related to his former expatriate assignment as Senior Vice President of Regional Sales and Services in Shanghai, China prior to relocation to Burlington, Massachusetts in July 2007, consisting of: (a) $81,885 for reimbursement of his relocation and housing expenses in connection with his move from Shanghai to Burlington; (b) $1,500 for expatriate executive transition and hardship assistance payments; (c) $146,022 in related Chinese tax payments; (d) $44,260 for applicable federal, state and medical tax gross-ups; (e) $23,549 in tax equalization payments for expatriate benefits; (f) $786 for foreign goods and services adjustments; and (g) $4,279 in matching contributions under our 401(k) deferred savings retirement plan.

  Grants of Plan-Based Awards

        The following table sets forth information regarding incentive compensation we granted to the named executive officers during fiscal 2009.

GRANTS OF PLAN-BASED AWARDS TABLE

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Threshold ($)	Target ($)	Maximum ($)
Mark E. Fusco	$245,000	$700,000	$1,067,500
Bradley T. Miller	61,250	175,000	266,875
Antonio J. Pietri	96,250	275,000	419,375
Manolis E. Kotzabasakis	26,000	260,000	370,500
Frederic G. Hammond	49,000	140,000	213,500

(1)
Consists of performance-based cash incentive bonus awards under the Executive Annual Incentive Bonus Plan and Operations Executives Plan. Actual amounts of awards are set forth in the summary compensation table above.

        Each of the named executive officers other than Mr. Kotzabasakis participated in our Executive Plan in fiscal 2009. Amounts payable under the Executive Plan were based in part on meeting corporate operating income targets. The corporate operating income component was weighted at 60% to 70% of the overall bonus for fiscal 2009, and measured the extent to which we achieved a corporate operating income target amount. For fiscal 2009, the Executive Plan included a minimum operating income threshold of 80% of the target amount, which had to be met in order for any bonus to be paid under the Executive Plan, and a maximum operating income threshold, above which no additional bonus would be earned. Amounts payable under the Executive Plan corresponded to the applicable executive's base salary, with those with broader scope typically being compensated at a higher level. The annual corporate operating income target was contained in the business plan adopted by the board of directors. Bonuses attributable to the corporate operating income component were paid annually.

        Amounts payable under the Executive Plan were also based in part on whether an individual met specific performance goals. Individual objectives were weighted at 30% to 40% for fiscal 2009, and measured the extent to which an individual achieved performance objectives established specifically for that executive officer. The performance objectives were necessarily tied to the particular functional responsibilities of the individual, and his/her performance in fulfilling those responsibilities.

        Mr. Kotzabasakis participated in the Operations Plan in fiscal 2009. Amounts payable under the Operations Plan were based in part on meeting corporate operating income targets. The corporate operating income component was weighted at 20% of the overall bonus for fiscal 2009, and measured the extent to which we achieved a corporate operating income target amount. For fiscal 2009, the plan included both a minimum operating income threshold of 80% of the target amount, which was required to be met in order for any bonus to be paid under the Operations Plan, and a maximum operating income threshold, above which no additional bonus would be earned.

        Individual objectives were weighted at 5% for fiscal 2009, and measured the extent to which an individual achieved performance objectives established specifically for that executive officer. Payments based on this component were capped at the executive officers' respective target bonus amounts. The performance objectives were necessarily tied to the particular functional responsibilities of the individual and his/her performance in fulfilling those responsibilities.

        The regional performance component was weighted at 75% of the overall bonus for fiscal 2009, and measured the extent to which we achieved performance objectives for the region(s) for which the executive was responsible. Bonuses attributable to the regional performance component were paid as quarterly commissions based on quarterly regional or consolidated financial results.

        In addition to the Executive Plan and the Operations Plan, on September 9, 2009, the compensation committee approved funding a discretionary bonus pool for employees who did not participate in a commission-based incentive plan. Awards from the bonus pool were paid in cash based on individual performance during fiscal 2009. The awards included payments to Messrs. Fusco, Pietri and Hammond.

        We became delinquent in our SEC filings in fiscal 2008 because of certain accounting errors we had identified. Our failure to timely file reports under the Exchange Act resulted in lack of an effective registration statement, so we suspended option grants until we became current.

  Outstanding Equity Awards at Fiscal Year End

        The following table sets forth information as to unexercised options held at the end of such fiscal year, by the named executive officers. The named executive officers did not exercise any options during fiscal 2009.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS				STOCK AWARDS
	Number of Securities Underylying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date(3)	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Mark E. Fusco	—	—	—	11/15/2013	31,250	$266,563
	24,000	—	$8.12	12/6/2013
	17,452	—	5.73	3/19/2015	—	—
	82,548	—	5.73	3/19/2015	—	—
	69,808	—	5.73	3/19/2015	—	—
	930,192	—	5.73	3/19/2015	—	—
	328,125	21,875	5.27	9/13/2015	—	—
	140,625	9,375	5.27	9/13/2015	—	—
	137,500	52,862	10.42	11/14/2016	—	—
	—	9,638	10.42	11/14/2016	—	—
Bradley T. Miller	30,808	—	10.42	Note (6)	—	—
	31,692	—	10.42	Note (6)	—	—
Antonio J. Pietri	4,000	—	8.50	8/30/2009	—	—
	6,000	—	14.05	4/9/2011	—	—
	5,188	—	3.25	8/15/2013	—	—
	—	—	—	11/15/2013	3,125	26,656
	18,213	—	6.57	10/13/2014	—	—
	3,781	—	6.57	10/13/2014	—	—
	13,558	3,125	5.27	9/13/2015	—	—
	14,567	—	5.27	9/13/2015	—	—
	11,250	110	10.42	11/14/2016	—	—
	2,500	6,140	10.42	11/14/2016	—	—
Manolis E. Kotzabasakis	7,500	—	$15.44	Note (6)	—	—
	2,873	—	8.50	8/30/2009	—	—
	2,981	—	30.75	10/17/2010	—	—
	4,519	—	30.75	10/17/2010	—	—
	9,998	—	14.05	4/9/2011	—	—
	2	—	14.05	4/9/2011	—	—
	7,674	—	2.98	8/16/2012	—	—
	545	—	2.98	8/16/2012	—	—
	4,326	—	2.98	8/16/2012	—	—
	2	—	2.98	8/16/2012	—	—
	25,000	—	2.50	12/20/2012	—	—
	33,739	—	2.75	8/15/2013	—	—
	12,311	—	2.85	8/15/2013	—	—
	23,863	—	2.85	8/15/2013	—	—
	55,400	—	2.85	8/15/2013	—	—
	28,761	—	2.75	8/15/2013	—	—
	79,537	—	2.85	8/15/2013	—	—
	32,963	—	2.85	8/15/2013	—	—
	1,137	—	2.85	8/15/2013	—	—

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS				STOCK AWARDS
	Number of Securities Underylying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date(3)	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
	30,777	—	2.75	8/15/2013	—	—
	—	—	—	11/15/2013	3,750	$31,988
	26,250	—	6.57	10/13/2014	—	—
	11,250	—	6.57	10/13/2014	—	—
	14,964	5,000	5.27	9/13/2015	—	—
	50,036	—	5.27	9/13/2015	—	—
	14,460	3,000	10.42	11/14/2016	—	—
	2,040	4,500	10.42	11/14/2016	—	—
Frederic G. Hammond	—	—	—	11/15/2013	3,750	31,988
	12,779	—	5.27	9/13/2015	—	—
	17,913	—	5.27	9/13/2015	—	—
	87,221	—	5.27	9/13/2015	—	—
	75,837	6,250	5.27	9/13/2015	—	—
	16,359	3,000	10.42	11/14/2016	—	—
	141	4,500	10.42	11/14/2016	—	—

(1)
Each option that had not fully vested as of June 30, 2009 becomes exercisable, subject to the optionee's continued employment with us, over a four-year period in equal quarterly installments, with the exception of the option grant to Mr. Fusco on March 21, 2005 for 1,100,000 shares, of which 500,000 vested immediately and 600,000 vested over a four-year period in equal quarterly installments.

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

(5)
The closing price of our common stock on The Pink OTC Markets, Inc. on June 30, 2009, was $8.53.

(6)
In connection with our failure to timely file reports under the Exchange Act and consequent lack of an effective registration statement covering shares issuable in connection with certain equity grant awards, in December 2007 the board of directors voted to extend the period of time within which such awards may be exercised. These awards are subject to this extension.

        Vesting dates for each outstanding option award for the named executive officers are as follows:

		Number of Shares Underlying Vesting Awards
Vesting Date	Exercise Price	Mark E. Fusco	Antonio J. Pietri	Manolis E. Kotzabasakis	Frederic G. Hammond
2010
9/30/2009	5.27	31,250	3,125	5,000	6,250
9/30/2009	10.42	12,500	1,250	1,500	1,500
12/31/2009	10.42	12,500	1,250	1,500	1,500
3/31/2010	10.42	12,500	1,250	1,500	1,500
6/30/2010	10.42	12,500	1,250	1,500	1,500
2011
9/30/2010	10.42	12,500	1,250	1,500	1,500

        Vesting dates for each outstanding restricted stock unit for the named executive officers are as follows:

	Number of Shares Underlying Vesting Awards
Vesting Date	Mark E. Fusco	Antonio J. Pietri	Manolis E. Kotzabasakis	Frederic G. Hammond
2010
7/28/2009	6,250	625	750	750
10/29/2009	6,250	625	750	750
1/29/2010	6,250	625	750	750
4/28/2010	6,250	625	750	750
2011
7/28/2010	6,250	625	750	750

  Option Exercises and Stock Vested

        The named executive officers did not exercise any options during fiscal 2009. The table below details shares of common stock that vested under restricted stock units during fiscal 2009.

	2009 Shares Vested
	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting($)
Mark E. Fusco	25,000	$213,125
Bradley T. Miller	6,375	58,119
Antonio J. Pietri	2,500	21,313
Manolis E. Kotzabasakis	3,000	25,575
Frederic G. Hammond	3,000	25,575

(1)
With respect to shares acquired upon vesting of restricted stock units, each named executive elected to have shares withheld to pay associated income taxes. The number of shares reported represents the gross number prior to withholding of such shares.

  Compensation Committee Interlocks and Insider Participation

        Neither Donald P. Casey nor Stephen M. Jennings, the members of the compensation committee, is or has ever been an officer or employee of our Company or any of our subsidiaries, nor has had any related person transaction involving our Company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of the board of directors or compensation committee.

Director Compensation

        The following table provides information regarding the compensation paid to our non-employee members of the board of directors in fiscal 2009.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Donald P. Casey	$205,500	$—	$205,500
Gary E. Haroian	180,500	—	180,500
Stephen M. Jennings	174,500	—	174,500
Joan C. McArdle	172,500	—	172,500
David M. McKenna	60,000	25,134	85,134
Michael Pehl	64,500	—	64,500

(1)
The amounts shown represent compensation expense recognized for financial statement purposes under SFAS No. 123(R) with respect to stock options granted to the directors. Each stock option was granted with an exercise price equal to the fair market value of our common stock on the grant date. For a description of the assumptions relating to our valuations of the stock options, see Note 8 to the Consolidated Financial Statements. The following are the aggregate number of option awards outstanding held by each of our non-employee directors as of June 30, 2009: Mr. Casey, 48,000; Mr. Haroian, 48,000; Mr. Jennings, 100,298; Ms. McArdle, 117,298; Mr. McKenna, 24,000; and Mr. Pehl, 60,000.

        In fiscal 2009, we paid our non-employee directors an annual fee of $25,000 for their services as directors, and we paid retainers as set forth in the table below. All annual retainers are payable in monthly installments.

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

        On October 29, 2009, the board determined to supsersede its January 11, 2008 resolution with respect to option grants to non-employee directors following our becoming current in our SEC filings, and resolved instead to grant 9,750 restricted stock units to each non-employee director contemporaneously with the next annual program grant to our employees. The restricted stock units shall be fully vested on the grant date. The board further resolved on October 29, 2009 that each non-employee director be paid cash in an amount equal to 5,250 times the closing price per share of our common stock on the last trading day before the grant date, which shall be the date of program grants to our employees. Payment shall be made no later than thirty days following date of grant.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        See "Securities Authorized for Issuance Under Equity Compensation Plans" under "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in Part II of this Form 10-K.

        The following table sets forth information with respect to the beneficial ownership of common stock as of October 18, 2009 for:

  •
  each beneficial owner of more than 5% of the outstanding common stock;

  •
  each of the directors, director nominees and named executive officers; and

  •
  all of our directors and executive officers as a group.

        A total of 90,115,300 shares of common stock were outstanding as of October 18, 2009.

        Unless otherwise noted, each person identified possesses sole voting and investment power with respect to the shares listed, subject to community property laws where applicable. Shares under "Common Stock—Right to Acquire" include shares subject to options or warrants that were vested as of October 18, 2009 or will vest within 60 days of October 18, 2009. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire those shares are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group. Percentages under "Common Stock—Percent of Voting Power" represent beneficial rights to vote with respect to matters on which holders of common stock generally are entitled to vote, as of October 18, 2009, and are based on (a) the number of outstanding shares of common stock beneficially owned by that person and (b) the number of shares subject to options or warrants held by that person that were exercisable on, or within 60 days after, October 18, 2009. In calculating percentages under "Common Stock—Percent of Voting Power," the total number of votes entitled to be cast as of October 18, 2009 consisted of (a) 98,073,209 votes, which is the total votes to which the holders of outstanding shares of common stock are entitled, plus (b) for an identified person, a number of votes equal to the number of shares issuable upon conversion or subject to options or warrants that were exercisable by such person on, or within 60 days after October 18, 2009.

        The address of all of our executive officers and directors is in care of Aspen Technology, Inc., 200 Wheeler Road, Burlington, Massachusetts 01803.

	Common Stock
Name of Stockholder	Outstanding Shares	Right to Acquire	Total Number	Percent of Voting Power
5% Stockholders
Advent International Corporation 75 State Street, 29th Floor Boston, MA 02109	29,512,336	—	29,512,336	30.1%
Waddell & Reed Financial, Inc. 6300 Lamar Avenue Overland Park, KS 66202	8,835,500	—	8,835,500	9.0%
Third Point LLC 390 Park Avenue New York, New York 10022	6,091,000	—	6,091,000	6.2%
Alydar Partners, LLC 222 Berkeley Street 17th Floor Boston, MA 02116	4,600,875	—	4,600,875	4.7%
Named Executive Officers and Directors
Mark E. Fusco	59,942	1,780,250	1,840,192	1.9%
Antonio J Pietri	6,341	84,057	90,398	*
Manolis E. Kotzabasakis	7,752	490,158	497,910	*
Frederic G. Hammond	7,762	218,750	226,512	*
Mark P. Sullivan	—	—	—	*
Joan C. McArdle	—	117,298	117,298	*
Stephen M. Jennings	—	100,298	100,298	*
Michael Pehl	—	60,000	60,000	*
Donald P. Casey	—	48,000	48,000	*
Gary E. Haroian	—	48,000	48,000	*
David M. McKenna	—	22,000	22,000	*
Directors and Executive Officers, as a group (12 persons)	87,748	3,147,561	3,235,309	3.3%

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

Item 14.    Principal Accountant Fees and Services.

        The following table summarizes the fees of KPMG LLP, our independent registered public accounting firm, and of Deloitte & Touche LLP, our former independent registered public account firm, for each of the last two fiscal years, in thousands:

	KPMG LLP		Deloitte & Touche LLP
	Fiscal 2009	Fiscal 2008
Fee Category			Fiscal 2008
Audit Fees	$5,052	$9,911	$3,950
Audit-Related Fees	—	—	—
Tax Fees	—	—	27
All other fees	—	77	35

Total Fees	$5,052	$9,988	$4,012

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

(a)(3) Exhibits

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
3.1		Certificate of Incorporation of Aspen Technology, Inc., as amended		8-K	August 22, 2003	4
3.2		By-laws of Aspen Technology, Inc.		8-K	March 27, 1998	3.2
4.1		Specimen certificate for common stock, $.10 par value, of Aspen Technology, Inc.		8-A/A	June 12, 1998	4
4.3		Form of WD Common Stock Purchase Warrants of Aspen Technology, Inc. dated August 14, 2003		8-K	August 22, 2003	99.3
10.1		Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.1

10.1	a	First Amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in-interest to Teachers Insurance and Annuity Association of America		10-K	September 28, 2000	10.2

10.1	b	Second Amendment to Lease Agreement dated August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P.		10-K	September 28, 2000	10.3

10.1	c	Amendment dated September 5, 2007 to Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and MA-Ten Canal Park, L.L.C.		10-K	April 11, 2008	10.1c

10.2		Sublease dated September 5, 2007 between Aspen Technology, Inc. and MA-Ten Canal Park L.L.C. regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.2

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.3		Lease dated May 7, 2007 between Aspen Technology, Inc. and One Wheeler Road Associates regarding 200 Wheeler Road, Burlington Massachusetts		10-K	April 11, 2008	10.3

10.4		System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.4

10.5		Amendment dated March 30, 1982 to System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.5

10.6	†	Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd. and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee		10-Q	March 15, 2005	10.1

10.6a	†	Amendment No. 1 dated December 23, 2004 to Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd., and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.2

10.7	†	Hyprotech License Agreement dated December 23, 2004 between Aspen Technology, Inc. and Honeywell International, Inc.		10-Q	March 15, 2005	10.3

10.8	†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Canada Ltd. and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.4

10.9	†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech Company and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.5

10.10	†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Ltd. and Honeywell Control Systems Limited		10-Q	March 15, 2005	10.6

10.11	†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech UK Ltd. and Honeywell Control Systems Limited		10-Q	March 15, 2005	10.7

10.13		Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13

10.13	a	Rider No. 1 dated December 14, 1994, to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13a

10.13	b	Rider No. 2 dated September 4, 2001 to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13b

10.13	c	Waiver and Consent Agreement dated March 31, 2009		10-K	June 30, 2009	10.13c

10.15		Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 17, 2004	10.1

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.15a		First Amendment dated June 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15a

10.15	b	Second Amendment dated September 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.1

10.15	c	Third Amendment dated December 31, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.8

10.15	d	Fourth Amendment dated March 8, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15d

10.15	e	Fifth Amendment dated March 31, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 10, 2005	10.1

10.15	f	Sixth Amendment dated December 29, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15f

10.15	g	Seventh Amendment dated July 17, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15g

10.15	h	Eighth Amendment dated September 15, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15h

10.15	i	Ninth Amendment dated January 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	May 10, 2007	10.3

10.15	j	Tenth Amendment dated April 13, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15j

10.15	k	Eleventh Amendment dated June 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15k

10.15	l	Twelfth Amendment dated October 16, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15l

10.15	m	Thirteenth Amendment dated December 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15m

10.15	n	Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		8-K	January 7, 2008	10.2

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.15	o	Fifteenth Amendment dated January 24, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.2

10.15	p	Sixteenth Amendment dated May 15, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.3

10.15	q	Seventeenth Amendment dated November 14, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.4

10.15	r	Eighteenth Amendment dated January 30, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.5

10.15	s	Nineteenth Amendment dated May 15 , 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	June 30, 2009	10.15s

10.15	t	Twentieth Amendment dated November 3, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X

10.16		Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the lenders named therein.		8-K	June 20, 2005	10.1

10.17		Security Agreement dated June 15, 2005 between Aspen Technology Receivables II LLC and Guggenheim Corporate Funding, LLC		8-K	June 20, 2005	10.2

10.18		Release Letter dated December 28, 2007 relating to Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the Lenders named therein		8-K	January 7, 2008	10.1

10.19		Purchase and Sale Agreement dated June 15, 2005 between Aspen Technology, Inc. and Aspen Technology Receivables I LLC		8-K	June 20, 2005	10.3

10.20		Purchase and Resale Agreement dated June 15, 2005 between Aspen Technology Receivables I LLC and Aspen Technology Receivables II LLC		8-K	June 20, 2005	10.4

10.22		Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 14, 2003	10.1

10.22	a	Letter Agreement dated February 14, 2003 amending Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22a

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.22	b	First Loan Modification Agreement dated June 27, 2003 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 29, 2003	10.22

10.22	c	Second Loan Modification Agreement dated September 10, 2004 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 13, 2004	10.70

10.22	d	Third Loan Modification Agreement dated January 28, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22d

10.22	e†	Fourth Loan Modification Agreement dated April 1, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	May 10, 2005	10.2

10.22	f	Fifth Loan Modification Agreement dated May 6, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22f

10.22	g	Sixth Loan Modification Agreement dated June 15, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	June 20, 2005	10.5

10.22	h	Seventh Loan Modification Agreement dated September 13, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 13, 2005	10.79

10.22	i	Eighth Amendment to Loan and Security Agreement dated December 30, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22i

10.22	j	Ninth Loan Modification Agreement dated July 17, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22j

10.22	k	Tenth Loan Modification Agreement dated September 15, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 28, 2006	10.84

10.22	l	Eleventh Loan Modification Agreement dated September 27, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	November 14, 2006	10.3

10.22	m	Twelfth Loan Modification Agreement dated January 12, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	May 10, 2007	10.1

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.22	n	Thirteenth Loan Modification Agreement dated April 13, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22n

10.22	o	Fourteenth Loan Modification Agreement dated June 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22o

10.22	p	Fifteenth Loan Modification Agreement dated August 30, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22p

10.22	q	Sixteenth Loan Modification Agreement dated October 16, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22q

10.22	r	Seventeenth Loan Modification Agreement dated December 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	January 7, 2008	10.3

10.22	s	Eighteenth Loan Modification Agreement dated January 24, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.7

10.22	t	Nineteenth Loan Modification Agreement dated April 11, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.8

10.22	u	Twentieth Loan Modification Agreement dated May 15, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.9

10.22	v	Twenty-first Loan Modification Agreement dated June 12, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.10

10.22	w	Twenty-second Loan Modification Agreement dated July 15, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.11

10.22	x	Twenty-third Loan Modification Agreement dated September 30, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.12

10.22	y	Twenty-fourth Loan Modification Agreement dated November 14, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.13

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.22	z	Twenty-fifth Loan Modification Agreement dated January 15, 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.14

10.22	aa	Twenty-sixth Loan Modification Agreement dated May 15, 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	June 30, 2009	10.22aa

10.22	ab	Twenty-seventh Loan Modification Agreement dated November 3, 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X

10.23		Form of Negative Pledge Agreement dated January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 14, 2003	10.5

10.24		Security Agreement dated January 30, 2003 between Silicon Valley Bank and AspenTech Securities Corporation		10-Q	February 14, 2003	10.6

10.25		Unconditional Guaranty dated January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank		10-Q	February 14, 2003	10.7

10.26		Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank		10-K	September 29, 2003	10.23

10.27		Partial Release and Acknowledgement Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank		8-K	June 20, 2005	10.7

10.28		Partial Release and Acknowledgement Agreement dated September 27, 2006 among Silicon Valley Bank and Aspen Technology, Inc.		10-Q	November 14, 2006	10.6

10.29		Investor Rights Agreement dated August 14, 2003 among Aspen Technology, Inc. and the Stockholders named therein		8-K	August 22, 2003	99.1

10.30		Management Rights Letter dated August 14, 2003 among Aspen Technology, Inc. and the entities named therein.		8-K	August 22, 2003	99.2

10.31		Amended and Restated Registration Rights Agreement dated March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.		8-K	March 20, 2002	99.2

10.32	^	Aspen Technology, Inc. 1995 Stock Option Plan		S-8	September 9, 1996	4.5

10.33	^	Aspen Technology, Inc. Amended and Restated 1995 Directors Stock Option Plan		10-K	April 11, 2008	10.37

10.34	^	Aspen Technology, Inc. 1996 Special Stock Option Plan		10-K	September 29, 1997	10.23

10.35		PetrolSoft Corporation 1998 Stock Option Plan		S-8	July 28, 2000	4

10.36	^	Aspen Technology, Inc. Restated 2001 Stock Option Plan		10-K	September 28, 2006	10.54

10.37	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2001 Restated Stock Option Plan		10-Q	November 14, 2006	10.7

10.38	^	Aspen Technology, Inc. 2005 Stock Incentive Plan		8-K	June 2, 2005	99.1

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.39	^	Aspen Technology, Inc. 2005 Stock Incentive Plan (as amended)	X

10.40	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.8

10.41	^	Form of Restricted Stock Unit Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.9

10.42	^	Form of Restricted Stock Unit Agreement-G Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.10

10.43	^	Terms and Conditions of Restricted Stock Unit Agreement Granted under 2005 Stock Incentive Plan	X

10.44	^	Form of Confidentiality and Non-Competition Agreement of Aspen Technology, Inc.		10-K	April 11, 2008	10.45

10.45	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for the fiscal year ending June 30, 2007		8-K	July 6, 2006	99.1

10.46	^	Aspen Technology, Inc. Operations Executives Plan for the fiscal year ending June 30, 2007		8-K	July 6, 2006	99.2

10.47	^	Form of Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for the fiscal year ending June 30, 2008		8-K	June 20, 2007	99.1

10.48	^	Form of Aspen Technology, Inc. Operations Executives Plan for the fiscal year ending June 30, 2008		8-K	June 20, 2007	99.2

10.49	^	Form of Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for Fiscal 2009		8-K	June 30, 2008	99.1

10.50	^	Form of Aspen Technology, Inc. Operations Executives Plan Fiscal 2009		8-K	June 30, 2008	99.2

10.51	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for Fiscal 2010		8-K	September 11, 2009	99.1

10.52	^	Employment Agreement, dated December 7, 2004, between Aspen Technology, Inc. and Mark Fusco		8-K	December 13, 2004	99.1

10.53	^	Form of Executive Retention Agreement entered into by Aspen Technology, Inc. and each executive officer of Aspen Technology, Inc. (other than Mark E. Fusco)		10-Q	November 14, 2006	10.11

10.54	^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 1995 Stock Option Plan, as amended (Award Identification No. P040380)		8-K	January 5, 2007	10.1

10.55	^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P040002)		8-K	January 5, 2007	10.2

10.56	^	Amendment Number 1 dated December 29, 2006 to the Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P0405621)		8-K	January 5, 2007	10.3

Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

14.1	Aspen Technology, Inc. Code of Conduct and Business Ethics		10-K	September 13, 2005	14.1

21.1	Subsidiaries of Aspen Technology, Inc.	X

23.1	Consent of Deloitte & Touche LLP	X

23.2	Consent of KPMG, LLP	X

24.1	Power of Attorney (included in signature page to Form 10-K)	X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

32.1	Certification of President and Chief Executive Officer and Senior Vice President and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†
Confidential treatment requested as to certain portions

^
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: November 6, 2009	By:	/s/ MARK E. FUSCO Mark E. Fusco President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2009	By:	/s/ MARK P. SULLIVAN Mark P. Sullivan Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK E. FUSCO Mark E. Fusco	President and Chief Executive Officer and Director	November 6, 2009
/s/ STEPHEN M. JENNINGS Stephen M. Jennings	Chairman of the Board of Directors	November 6, 2009
/s/ DONALD P. CASEY Donald P. Casey	Director	November 6, 2009
/s/ GARY E. HAROIAN Gary E. Haroian	Director	November 6, 2009
/s/ JOAN C. MCARDLE Joan C. McArdle	Director	November 6, 2009

Signature	Title	Date

/s/ DAVID M. MCKENNA David M. McKenna	Director	November 6, 2009
/s/ MICHAEL PEHL Michael Pehl	Director	November 6, 2009

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aspen Technology, Inc.:

        We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. and subsidiaries (the "Company") as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for each of the years in the two-year period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008, and the results of its operations and cash flows for each of the years in the two-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 6, 2009 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
November 6, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Aspen Technology, Inc.
Burlington, Massachusetts

        We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows of Aspen Technology, Inc. and subsidiaries (the Company) for the year ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
April 11, 2008

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2009	2008	2007
	(In thousands, except per share data)
Revenues:
Software licenses	$179,591	$168,404	$199,761
Service and other	131,989	143,209	141,268

Total revenues	311,580	311,613	341,029

Cost of revenues:
Cost of software licenses	12,384	15,916	14,588
Cost of service and other	63,411	69,077	72,426
Amortization of technology related intangible assets	25	—	6,546

Total cost of revenues	75,820	84,993	93,560

Gross profit	235,760	226,620	247,469

Operating costs:
Selling and marketing	89,150	99,682	93,387
Research and development	41,463	45,179	42,703
General and administrative	58,138	54,565	51,010
Restructuring charges	2,446	8,623	4,634
Loss (gain) on sales and disposals of assets	6	(66)	332
Loss on impairment of goodwill and intangible assets	623	—	—

Total operating costs	191,826	207,983	192,066

Income from operations	43,934	18,637	55,403
Interest income	22,698	23,784	21,909
Interest expense	(10,516)	(17,783)	(18,613)
Other (expense) income, net	(1,824)	3,386	(734)

Income before provision for income taxes	54,292	28,024	57,965
Provision for income taxes	(1,368)	(3,078)	(12,447)

Net income	52,924	24,946	45,518
Accretion of preferred stock discount and dividends	—	—	(7,290)

Net income applicable to common stockholders	$52,924	$24,946	$38,228

Earnings per common share:
Basic	$0.59	$0.28	$0.54
Diluted	$0.57	$0.27	$0.50
Weighted average shares outstanding:
Basic	90,053	89,640	70,879
Diluted	92,578	94,092	91,869

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	2008
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$122,213	$134,048
Accounts receivable, net	49,882	86,870
Current portion of installments receivable, net	64,531	51,762
Current portion of collateralized receivables, net	38,695	43,186
Unbilled services	298	3,459
Prepaid expenses and other current assets	22,572	11,710
Deferred tax assets	3,795	2,305

Total current assets	301,986	333,340

Non-current installments receivable, net	113,390	82,528
Non-current collateralized receivables, net	57,671	92,163
Property, equipment and leasehold improvements, net	9,604	11,799
Computer software development costs	3,918	5,443
Other intangible assets, net	156	615
Goodwill	16,686	19,019
Non-current deferred tax assets	10,788	7,743
Other non-current assets	1,777	1,976

	$515,976	554,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of secured borrowing	$83,885	$47,816
Accounts payable	5,135	6,586
Accrued expenses	47,882	61,746
Income taxes payable	1,888	13,877
Deferred revenue	62,801	86,551
Current deferred tax liability	2,481	457

Total current liabilities	204,072	217,033

Long-term secured borrowing	28,211	99,391
Deferred revenue	16,070	20,354
Non-current deferred tax liability	2,354	725
Other non-current liabilities	35,859	44,310
Commitments and contingencies (Notes 11, 12 and 13) Series D redeemable convertible preferred stock, $0.10 par value—Authorized—3,636 shares in 2009 and 2008 Issued and outstanding—none in 2009 or 2008	—	—
Stockholders' equity:
Common stock, $0.10 par value—Authorized—120,000,000 shares Issued—90,326,513 shares in 2009 and 90,235,526 shares in 2008 Outstanding—90,093,049 shares in 2009 and 90,002,062 shares in 2008	9,033	9,024
Additional paid-in capital	497,478	493,088
Accumulated deficit	(283,593)	(336,517)
Accumulated other comprehensive income	7,005	7,731
Treasury stock, at cost—233,464 shares of common stock in 2009 and 2008	(513)	(513)

Total stockholders' equity	229,410	172,813

	$515,976	$554,626

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME

	Common Stock					Treasury Stock
					Accumulated Other Comprehensive Income
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit		Number of Shares	Cost	Stockholders' Equity (Deficit)	Total Comprehensive Income
	(In thousands, except per share data)
Balance, June 30, 2006	49,090,499	$4,909	$372,683	$(406,981)	$7,300	233,464	$(513)	$(22,602)
Issuance of common stock under employee stock purchase plans	107,862	11	847	—	—	—	—	858
Exercise of stock options	1,446,354	144	8,354	—	—	—	—	8,498
Conversion of warrants	5,152,379	515	(515)	—	—	—	—	—
Accrual of Series D redeemable convertible preferred stock dividend	—	—	(5,498)	—	—	—	—	(5,498)
Accretion of discount on Series D redeemable convertible preferred stock	—	—	(1,792)	—	—	—	—	(1,792)
Conversion of Series D redeemable convertible preferred stock	33,336,400	3,334	95,473	—	—	—	—	98,807
Stock-based compensation	—	—	11,119	—	—			11,119
Translation adjustment	—	—	—	—	2,298	—	—	2,298	$2,298
Net income	—	—	—	45,518	—	—	—	45,518	45,518

Balance June 30, 2007	89,133,494	8,913	480,671	(361,463)	9,598	233,464	(513)	137,206	$47,816
Issuance of common stock under employee stock purchase plans	51,311	5	462	—	—	—	—	467
Exercise of stock options	362,605	37	2,765	—	—	—	—	2,802
Conversion of warrants	500,203	50	(50)	—	—	—	—	—
Issuance of restricted stock units	187,913	19	(1,185)	—	—	—	—	(1,166)
Stock-based compensation	—	—	10,425	—	—	—	—	10,425
Translation adjustment	—	—	—	—	(1,867)	—	—	(1,867)	$(1,867)
Net income	—	—	—	24,946	—	—	—	24,946	24,946

Balance June 30, 2008	90,235,526	9,024	493,088	(336,517)	7,731	233,464	(513)	172,813	$23,079
Issuance of restricted stock units	90,987	9	(369)	—	—	—	—	(360)
Stock-based compensation	—	—	4,759	—	—	—	—	4,759
Translation adjustment	—	—	—	—	(726)	—	—	(726)	$(726)
Net income	—	—	—	52,924	—	—	—	52,924	52,924

Balance June 30, 2009	90,326,513	$9,033	$497,478	$(283,593)	$7,005	233,464	$(513)	$229,410	$52,198

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$52,924	$24,946	$45,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,712	10,917	19,422
Net foreign currency loss (gain)	3,828	(2,791)	1,381
Stock-based compensation	4,670	10,600	11,062
Amortization of debt costs	—	960	1,183
Loss on the disposal of property, equipment and leasehold improvements	466	43	332
Deferred income taxes	(911)	(9,375)	3,214
Provision for doubtful accounts	(314)	(189)	2,568
Loss on impairment of goodwill and intangible assets	623
Changes in assets and liabilities:
Accounts receivable	34,552	(38,264)	872
Unbilled services	2,842	7,188	(1,948)
Prepaid expenses and other current assets	(11,171)	(1,810)	(1,343)
Installments and collateralized receivable	(8,042)	18,889	(30,872)
Income taxes payable	(10,243)	(6,066)	2,665
Accounts payable, accrued expenses, and other current liabilities	(10,130)	(2,327)	(876)
Deferred revenue	(27,702)	39,784	6,948
Other non-current liabilities	(6,654)	18,324	(4,406)

Net cash provided by operating activities	33,450	70,829	55,720

Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(2,972)	(9,424)	(3,143)
Capitalized computer software development costs	(2,382)	(780)	(3,476)
Decrease in other assets	(418)	635	50
Purchase price adjustments on previous acquisitions	—	(187)	(1,295)

Net cash used in investing activities	(5,772)	(9,756)	(7,864)

Cash flows from financing activities:
Proceeds from secured borrowings	30,153	74,129	168,852
Repayment of secured borrowings	(68,212)	(135,800)	(145,105)
Payment of convertible preferred stock dividends	—	—	(33,958)
Exercise of stock options and warrants	—	2,802	8,498
Issuance of common stock under employee stock purchase plans	—	467	858
Payment of tax withholding obligations related to restricted stock	(360)	(1,166)	—
Payments of long-term debt and capital lease obligations	—	(193)	(203)
Debt issuance costs	—	—	(1,124)

Net cash used in financing activities	(38,419)	(59,761)	(2,182)

Effect of exchange rate changes on cash and cash equivalents	(1,094)	469	321

(Decrease) increase in cash and cash equivalents	(11,835)	1,781	45,995
Cash and cash equivalents, beginning of year	134,048	132,267	86,272

Cash and cash equivalents, end of year	$122,213	$134,048	$132,267

Supplemental disclosure of cash flow information:
Income taxes paid	$28,921	$5,726	$6,696
Interest paid	10,550	16,782	17,958
Supplemental disclosure of non-cash activities:
Non-cash purchases of property	217	—	154

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

        Aspen Technology, Inc. and subsidiaries is a leading supplier of integrated software and services to the process industries, which consist of oil and gas, petroleum, chemicals, pharmaceutical and other industries that manufacture and produce products from a chemical process. We develop software to design, operate, manage and optimize its customers' key business processes. We operate globally through 26 offices in 20 countries as of June 30, 2009.

(2) Significant Accounting Policies

(a) Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(b)Management Estimates

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

(d) Derivative Instruments and Hedging

        We record all derivatives, which consist of foreign currency exchange contracts, on the balance sheet at fair value. Derivatives that are not accounting hedges must be adjusted to fair value through earnings. If a derivative is a hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or included in accumulated other comprehensive income depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. We do not meet the requirements of Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" in order to account for any derivatives using hedge accounting treatment during the periods presented. Therefore, the changes in fair value of all derivatives are recognized in earnings.

        Historically, it was our practice to enter into foreign currency forward contracts to offset currency risk of foreign denominated receivables. Beginning in late fiscal 2008 we revised this practice to more comprehensively assess our net exposure to foreign currencies. This net exposure arises primarily from the net difference between (a) non-U.S. dollar receipts and (b) non-U.S. dollar operating costs for subsidiaries in foreign countries.

        We record our foreign currency exchange contracts at fair value in our consolidated balance sheet and the related realized or unrealized gains or losses on these contracts are recognized in earnings as a

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

component of other income (expense), net. During fiscal 2009, 2008 and 2007 the gains (losses) on these contracts were $0.2 million, $0.4 million and ($0.7) million respectively.

        There were no foreign currency derivative financial instruments outstanding as of June 30, 2009.

(e) Depreciation and Amortization

        We provide for depreciation and amortization, primarily computed using the straight-line method, by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Computer equipment	3 years
Purchased software	3-5 years
Furniture and fixtures	3-10 years
Leasehold improvements	Life of lease or asset, whichever is shorter

        Depreciation expense was $4.6 million, $4.1 million and $5.0 million for fiscal 2009, 2008 and 2007, respectively.

(f) Revenue Recognition

        We recognize revenue in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," and Staff Accounting Bulletin 104 "Revenue Recognition." License revenue, including license renewals, consists principally of revenue earned under fixed-term and perpetual software license agreements and has generally been recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence (VSOE) of fair value exists for all undelivered elements, such as maintenance support, professional and training services. We determine VSOE based upon the price charged when the same element is sold separately. Professional and training services VSOE represents rates that we charge our customers when we sell these services separately. For an element not yet being sold separately, VSOE represents the price established by management having the relevant authority when it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. We use installment contracts as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

        Revenues under license arrangements, which may include several different software products and services sold together, are allocated to the delivered elements based on the residual method. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned and the residual amount for the delivered elements is recognized in revenue when all other revenue recognition criteria are met. We have established VSOE for professional services, training and maintenance and support services. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is bundled with professional services, training and maintenance and support services. Some of our software arrangements may allow a user to change or alternate their use of products/licenses (license mix) included in a license arrangement after

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

those products have been delivered. Provided all other revenue recognition requirements are met, revenue is recognized upon delivery of the first copy or product master for all of the products within the license mix. Finance fees result from discounting to present value the product revenue derived from our installment contracts in which the payment terms extend beyond one year from the effective date of the contract. Finance fees are recognized using the effective interest method over the relevant license term and are classified as interest income. Professional services do not generally involve customizing or modifying the licensed software, but rather involve helping customers deploy the software to their specific business processes. We generally account for the services element of the arrangement separately. Occasionally, we provide professional services considered essential to the functionality of the software. We recognize the combined revenues from the sale of the software and related services in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Performance Type Contracts" using the percentage-of-completion method.

        When a loss is anticipated on a service contract, the full amount thereof is provided currently. Professional service and training revenues are recognized as the related services are performed using the proportional performance method based on the ratio of costs incurred to the total estimated project costs. Services that have been performed but for which billings have not been made are recorded as unbilled services, and billings that have been recorded before the services have been performed are recorded as deferred revenue in the accompanying consolidated balance sheets. Reimbursement received for out-of-pocket expenses is recorded as revenue.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(g) Computer Software Development Costs

        Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed," we define the establishment of technological feasibility as the completion of a detail program design. Amortization of capitalized computer software development costs is provided on a product-by-product basis using (a) the greater of the amount computed using the ratio that current gross revenues for a product bear to total of current and anticipated future gross revenues for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. Software for internal use is capitalized in accordance with AICPA SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". At each balance sheet date, we evaluate the unamortized capitalized software costs for potential impairment by comparing to the net realizable value of the products. Total computer software costs capitalized were $2.4 million and $0.8 million in fiscal 2009 and 2008, respectively. Total amortization expense charged to operations was approximately $3.9 million, $6.5 million and $7.9 million in fiscal 2009, 2008 and 2007, respectively.

(h) Foreign Currency Translation

        The determination of the functional currency of subsidiaries is based on the subsidiaries' financial and operational environment and is normally the local currency. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to accumulated other comprehensive income (loss), included in stockholders' equity (deficit) in the consolidated balance sheets. In all instances, foreign currency transaction gains or losses are credited or charged to the consolidated statements of operations as incurred as a component of other income (expense), net. Foreign currency transaction gains (losses) were ($2.0) million, $2.5 million and ($0.1) million in fiscal 2009, 2008 and 2007, respectively.

(i) Net Income Applicable to Common Stockholders

        Basic earnings per share were determined by dividing income attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share were determined by dividing income attributable to common stockholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include common stock options and warrants, based on the treasury stock method, convertible preferred stock, based on the if-converted method, and other commitments to be settled in common stock. The

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

calculations of basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Years Ended June 30,
	2009			2008			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$52,924	90,053	$0.59	$24,946	89,640	$0.28	$38,228	70,879	$0.54
Diluted earnings per share:
Employee equity awards		2,133			3,897		—	3,169
Warrants		392		—	555		—	1,467
Incremental shares from assumed conversion of preferred stock		—		—	—		7,290	16,354

Income giving effect to dilutive adjustments	$52,924	92,578	$0.57	$24,946	94,092	$0.27	$45,518	91,869	$0.50

        The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding because the exercise price of the stock options and warrants exceeded the average market price of our common stock and their effect would be anti-dilutive at the balance sheet date (in thousands):

	Year Ended June 30,
	2009	2008	2007
Employee equity awards and warrants	2,230	2,205	2,313

(j) Concentration of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents, accounts receivable and installments and collateralized receivables. We place our cash and cash equivalents in financial institutions management believes to be high credit quality. Concentration of credit risk with respect to receivables is limited to certain customers to which we make substantial sales. To reduce risk, we assess the financial strength of our customers. We do not generally require collateral or other security in support of our receivables. As of June 30, 2009 and 2008, we had no customers that represented more than 10% of total receivables.

        Our business and results of operations are affected by international, national and regional economic conditions. Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others. The global economy has entered a recession. We are unable to predict the likely duration and severity of the current disruptions in financial markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of our customers in a number of ways that could result in unfavorable consequences.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(k) Allowance for Doubtful Accounts and Discounts

        We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when a loss is reasonably expected to occur. The allowance for doubtful accounts is established to represent the best estimate of the net realizable value of the outstanding accounts and installments receivable. The development of the allowance for doubtful accounts in general is based on a review of past due amounts, historical write-off and recovery experience, as well as aging trends affecting specific accounts and general operational factors affecting all accounts. In addition, factors are developed utilizing historical trends in bad debts, returns and allowances.

        We consider current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If circumstances relating to specific customers change or unanticipated changes occur in the general business environment, our estimates of the recoverability of receivables could be further adjusted.

        The following table summarizes allowance for doubtful accounts activity for accounts and installments receivable in fiscal 2009, 2008 and 2007, respectively (in thousands):

	Year Ended June 30,
	2009	2008	2007
Balance, beginning of year	$10,637	$10,769	$9,665
Provision for bad debts	(1,378)	752	2,568
Write-offs	(772)	(884)	(1,464)

Balance, end of year	$8,487	$10,637	$10,769

        The following table summarizes accounts receivable balances as of June 30, 2009 and 2008 (in thousands):

	June 30,
	2009			2008
	Gross	Allowance	Net	Gross	Allowance	Net
Accounts Receivable	$55,691	$5,809	$49,882	$94,194	$7,324	$86,870
Installments Receivable	180,599	2,678	177,921	137,603	3,313	134,290
Collateralized Receivable	96,366	—	96,366	135,349	—	135,349

        Installments and collateralized receivables are presented net of discounts for future interest established at inception of the note and carry terms of up to five years. Interest income is recognized over the term of the note using the effective interest method. The total of such discounts as of June 30, 2009 and 2008 was as follows (in thousands):

	June 30,
	2009	2008
Current portion of installments receivable	$3,141	$2,545
Current portion of collateralized receivables	1,726	4,722
Long-term installments receivable	27,142	22,258
Long-term collateralized receivables	9,658	16,060

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(l) Fair Value of Financial Instruments

        Effective July 1, 2008, we adopted the provisions of SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), for financial assets and financial liabilities. In accordance with FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157", we will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until July 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

        The adoption of SFAS No. 157 did not significantly change the valuation techniques we had previously utilized prior to the adoption of SFAS No. 157.

        Financial instruments consist of cash and cash equivalents, accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings. The estimated fair value of accounts receivable, installments receivable, collateralized receivable and accounts payable approximates the carrying value. The estimated fair value of secured borrowings exceeded the carrying value by $1.4 million at June 30, 2009. The fair value of secured borrowing was calculated using interest rates that were indirectly observable in markets for similar liabilities.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs Level (3)
Assets:
Cash equivalents	$87,918	87,918	—	—

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

(m) Intangible Assets, Goodwill and Long-Lived Assets

        Acquired intangibles are removed from the accounts when fully amortized and no longer in use. Intangible assets subject to amortization consist of the following at June 30, 2009 and 2008 (in thousands):

		June 30, 2009			June 30, 2008
Asset Class	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer Relationships	3-12 years	$647	$491	$156	$1,691	$1,076	$615

        Intangible asset amortization expense was $0.2 million, $0.3 million, and $6.5 million for fiscal 2009, 2008 and 2007, respectively, and is expected to be $0.2 million during fiscal 2010, which represents the final year of amortization on the outstanding intangible asset. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        The changes in the carrying amount of the goodwill by reporting unit for fiscal 2009 and 2008 were as follows (in thousands):

	Reporting Unit
	License	Professional Services	Maintenance and Training	Total
Carrying amount as of June 30, 2007	$2,476	$513	$16,123	$19,112
Effect of changes in currency translation	14	9	(116)	(93)

Carrying amount as of June 30, 2008	2,490	522	16,007	19,019
Impairment loss	—	(521)	—	(521)
Effect of changes in currency translation	(15)	(1)	(1,796)	(1,812)

Carrying amount as of June 30, 2009	$2,475	$—	$14,211	$16,686

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

        Certain negative macroeconomic factors began to impact the global credit markets in late calendar 2008 and we noted significant unfavorable trends in business conditions in the second quarter of fiscal 2009. Concurrent with these unfavorable developments, we commenced the annual impairment assessment of goodwill and certain intangible assets. In connection with preparing the annual impairment assessment, we identified significant deterioration in the expected future financial performance of the professional services segment compared to the expected future financial performance of this segment at the end of fiscal 2008. As a result, we recognized goodwill and intangible assets impairments of $0.5 million and $0.1 million, respectively, within the professional services reporting unit during the second fiscal quarter of 2009, which ended December 31, 2008. The method for determining fair value was based on weighting estimates of future cash flows from the reporting units and estimates of the market value of the reporting units, based on comparable companies. These impairment losses were recorded as loss on impairment of goodwill and intangible assets in the consolidated statement of operations.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        We evaluate our long-lived assets, which include property and leasehold improvements and intangible assets, excluding goodwill, for impairment as events and circumstances indicate that the carrying amount may not be recoverable. If we determine that an impairment review is required, we would review the expected future undiscounted cash flows to be generated by the assets. If we determine that the carrying value of our long-lived assets may not be recoverable, we would measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model.

(n) Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is disclosed in the accompanying consolidated statements of stockholders' equity (deficit) and comprehensive income. The components of accumulated other comprehensive income as of June 30, 2009, 2008 and 2007 consist of cumulative translation adjustments.

(o) Accounting for Stock-Based Compensation

        We adopted SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No.123(R)) effective July 1, 2005. Under the provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.

(p) Accounting for Transfers of Financial Assets

        We derecognize financial assets, specifically accounts receivable and installments receivable, when control has been surrendered in compliance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140). Transfers of accounts receivable and installments receivable that meet the requirements of SFAS No. 140 for sale accounting treatment are removed from the balance sheet and gains or losses on the sale are recognized. If the conditions for sale accounting treatment are not met, or are no longer met, accounts receivable and installments receivable transferred are classified as collateralized receivables in the consolidated balance sheet and cash received from these transactions is classified as secured borrowings. All transfers of assets are accounted for as secured borrowings. Transaction costs associated with secured borrowings, if any, are treated as borrowing costs and recognized in interest expense. When we receive cash from a customer, the collateralized receivable balance is reduced and the related secured borrowing is reclassified to an accrued liability from amounts we must remit to the financial institution. The accrued liability is reduced when payment is remitted to the financial institution.

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

        We do not provide deferred taxes on unremitted earnings of foreign subsidiaries since we intend to indefinitely reinvest either currently or some time in the foreseeable future. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, which are considered indefinitely reinvested, are not material to our consolidated financial position or results of operations.

        We are continuously subject to examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities may challenge certain deductions and credits reported by us on our income tax returns. For years prior to fiscal 2008 and in accordance with SFAS No. 5, "Accounting for Contingencies," we established reserves for tax contingencies that reflected our best estimate of the deductions or tax credits that we may be unable to sustain, or that were probable to be conceded as part of a broader tax settlement.

        In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109," (FIN 48), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is more-likely-than-not, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, if the more-likely-than-not threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, de-recognition or measurement of a tax position should be recorded in the period in which the change occurs.

        We adopted FIN 48 as of July 1, 2007, and any change in net assets as a result of applying FIN 48 is recognized as an adjustment to accumulated deficit on that date. The implementation of FIN 48 on July 1, 2007, resulted in no adjustment to the opening deficit. Although we had $3.6 million of deferred tax assets which were de-recognized upon adoption of FIN 48,these amounts did not result in an adjustment to the accumulated deficit at July 1, 2007 as a result of the full valuation allowance recorded against these deferred tax assets.

        We account for interest and penalties related to uncertain tax positions as part of the provision for income taxes. As of June 30, 2007, we had accrued $5.9 million of interest and penalties related to uncertain tax positions. Prior to July 1, 2007, income taxes payable were classified as a current liability. Under FIN 48, we are required to classify those obligations that are expected to be paid within the next twelve months as a current obligation and the remainder as a non-current obligation. As of July 1, 2007, we classified $10.6 million as non-current obligations.

(r) Legal Fees and Contingencies

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(s) Advertising Costs

        We charge advertising costs to expense as the costs are incurred. We incurred advertising expenses of $2.5 million, $3.3 million and $1.8 million during fiscal 2009, 2008 and 2007, respectively. We had no prepaid advertising costs included in the accompanying consolidated balance sheets.

(t) Research and Development Expense

        We charge research and development expenditures to expense as the costs are incurred. Research and development expenses include salaries, direct costs incurred and building and overhead expenses.

(u) Accounting for Restructuring Accruals

        We follow SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." In addition, we consider the guidance where applicable in SFAS No. 112 "Employers' Accounting for Postemployment Benefits" and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." In accounting for these obligations, we are required to make assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation has arisen. The restructuring charge for restructuring programs that have future payments that extend beyond one year is recorded at the net present value of the future cash payments to be made. The discount is then accreted to restructuring expense over the term of the remaining payments. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the consolidated balance sheet.

(v) Immaterial Correction of Errors

        During the first quarter of fiscal 2009, we identified certain errors related to income taxes, stock compensation expense and foreign transactions that originated in prior periods and concluded that the errors were not material to any of the previously reported periods. These immaterial errors were corrected in first quarter 2009 Interim Financial Statements and in the information presented in the first quarter and full fiscal year financial statements and disclosures. The impact to certain captions in the consolidated statement of operations for fiscal 2009, resulting from these out-of-period components of the immaterial corrections, is as follows (in thousands):

Three Months Ended
September 30, 2008
Increase (Decrease)
Total revenues	$—
Income from operations	887
Income before provision for taxes	315
Net income	(3,618)

        During the second and fourth quarter of fiscal 2008, we identified certain errors that originated in prior periods and concluded that the errors were not material to any of the previously reported

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

periods. These immaterial errors were corrected in the second fiscal quarter 2008 Interim Financial Statements and in the information presented in the fourth quarter and full fiscal year financial statements and disclosures. The impact to certain captions in the consolidated statement of operations for fiscal 2008, resulting from these out-of-period components of the immaterial corrections, is as follows (in thousands):

	Three Months Ended
	December 31, 2007	June 30, 2008
	Increase (Decrease)
Total revenues	$(1,117)	$(900)
Income from operations	(1,337)	(907)
Income before provision for taxes	(486)	(747)
Net income	358	(1,009)

(w) Subsequent Events

        We evaluated events occurring between the end of our most recent fiscal year and November 6, 2009, the date the financial statements were issued. There were no subsequent events to be disclosed based on this evaluation.

(x) Recently Adopted Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS No. 157) which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. 157-2, "Effective Date of FASB Statement No 157" which permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted SFAS No. 157 on July 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value and provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Once an entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the statement of operations. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 159 on July 1, 2008. As of June 30, 2009, we had not elected the fair value option for any eligible financial asset or liability.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—An amendment of FASB Statement No. 133." This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of SFAS No. 161 as of January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 on April 1, 2009. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) effective July 1, 2009. We expect that the adoption of SFAS No. 141(R) will have an impact on accounting for business combinations, however, the effect is primarily dependent upon future acquisitions.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt the provisions of SFAS No. 160 as of July 1, 2009. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements as no minority interests are reported as of June 30, 2009.

        In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." The objective of the FSP is to provide guidance on accounting for a transfer of a financial asset and repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under Statement 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under Statement 140. FSP FAS 140-3 is effective for annual and interim periods beginning after November 15, 2008 and early adoption is not permitted. The adoption of FSP FAS 140-3 will not have a material impact on our consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        In April 2008, the FASB issued FASB Staff Position FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 will not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets" (SFAS No. 166). SFAS No. 166 removes the concept of a QSPE from SFAS No. 140 and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after Nov. 15, 2009. We will adopt the provisions of SFAS No. 166 on July 1, 2010. The adoption of SFAS No. 166 will not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS No. 167). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We will adopt the provisions of SFAS No. 167 as of July 1, 2010. We are currently assessing the impact of the adoption of SFAS No. 167 on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" (SFAS No. 168). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financials statements issued for interim and annual periods ending after September 15, 2009. We will adopt the provisions of SFAS No. 168 on July 1, 2009. The implementation of this standard will not have a material impact on our consolidated financial statements.

        In October 2009, the FASB issued EITF 08-1 "Multiple-Deliverable Revenue Arrangements" (EITF 08-1). EITF 08-1 amends EITF 00-21, Revenue Arrangements with Multiple Deliverables" to eliminate the requirement that all undelivered elements have Vendor-Specific Objective Evidence (VSOE) or Third-Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price. Application of the "residual method" of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of EITF 08-1. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. EITF 08-1 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We will adopt EITF 08-1 on July 1, 2010. We are currently evaluating the impacts of the adoption of EITF 08-1 on our consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        In October 2009, the FASB issued EITF 09-3 "Certain Revenue Arrangements that Include Software Elements" (EITF 09-3). EITF 09-3 amends SOP 97-2, "Software Revenue Recognition" to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product's essential functionality. EITF 09-3 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We will adopt EITF 09-3 on July 1, 2010. We do not expect the adoption of EITF 09-3 to have a material impact on our consolidated financial statements.

(3) Restructuring Charges

        Restructuring charges consist of the following (in thousands):

	Year Ended June 30,
	2009	2008	2007
Restructuring Charges	$2,446	$8,623	$4,634

        During fiscal 2009, we recorded $2.4 million in restructuring charges. Of this amount, $1.9 million related to headcount reductions and $0.5 million related to changes in the estimates of future operating costs and sublease assumptions related to restructuring programs originating in periods prior to June 30, 2008 and accretion.

        At June 30, 2009, total restructuring liabilities of $12.2 million consisted of $11.9 million for the closure of facilities and $0.3 million relating to headcount reductions. We anticipate that payments of $5.1 million will be made over the next twelve months and the remaining $8.2 million will be made through fiscal 2016.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Restructuring Charges (Continued)

        The following activity was recorded for the indicated years (in thousands):

	Closure/ Consolidation of Facilities and Contract termination costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2006	$17,402	$750	$18,152
Restructuring charge	1,001	3,634	4,635
Fiscal 2007 payments	(4,958)	(3,527)	(8,485)
Restructuring charge—accretion	308	1	309
Change in estimate—revised assumption	(367)	(30)	(397)

Accrued expenses, June 30, 2007	13,386	828	14,214
Restructuring charge	6,276	545	6,821
Fiscal 2008 payments	(5,249)	(1,203)	(6,452)
Restructuring charge—accretion	575	—	575
Change in estimate—revised assumption	1,366	(139)	1,227

Accrued expenses, June 30, 2008	16,354	31	16,385
Restructuring charge	—	1,700	1,700
Fiscal 2009 payments	(5,009)	(1,604)	(6,613)
Restructuring charge—accretion	629	—	629
Change in estimate—revised assumption	(55)	172	117

Accrued expenses, June 30, 2009	$11,919	$299	$12,218

(a) Restructuring charges originally arising in the three months ended March 31, 2009

        In the three months ended March 31, 2009, we initiated a worldwide plan to reduce operating expenses by reorganizing business units through headcount reductions. During fiscal 2009, we recorded a charge of $1.7 million associated with headcount reductions. Approximately 70 employees, or 5% of the workforce, were eliminated under the restructuring plan. The employees were primarily located in North America and Europe. All business units were affected, including services, sales and marketing, research and development, and general and administrative. As of June 30, 2009, there was $0.3 million in accrued expenses relating to headcount reductions.

(b) Restructuring charges originally arising in the three months ended June 30, 2007

        In May 2007, we initiated a plan to relocate our corporate headquarters from Cambridge to Burlington, Massachusetts. The relocation resulted in our ceasing to use our prior corporate headquarters leased space, subleasing the space to a third party, and the relocation to a new facility. During fiscal 2008, we recorded a charge of $6.0 million associated with the relocation of certain departments to temporary space. The closure and relocation actions were completed in October 2007. These costs did not meet the criteria for accrual as of June 30, 2007. During fiscal 2009, we recorded

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Restructuring Charges (Continued)

an additional $0.4 million in restructuring charges, primarily related to accretion. As of June 30, 2009, there was $3.9 million remaining in accrued expenses relating to the remaining lease payments.

(c) Restructuring charges originally arising in the three months ended June 30, 2005

        In May 2005, we initiated a plan to consolidate several corporate functions and to reduce our operating expenses. The plan to reduce operating expenses primarily resulted in headcount reductions, and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million, recorded in the fourth quarter of fiscal 2005. During fiscal 2008 and 2007, we recorded an additional $0.8 million and $4.6 million, respectively, in restructuring charges related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. As of June 30, 2009, there were no remaining accruals associated with the plan.

        Closure/consolidation of facilities:    Approximately $0.3 million and $1.0 million of the restructuring charges recorded in fiscal 2008 and 2007, respectively, related to the termination of facility leases.

        Employee severance, benefits and related costs:    Approximately $0.5 million and $3.6 million of the restructuring charges recorded in fiscal 2008, and 2007, respectively, related to the reduction in headcount. Approximately 130 employees, or 10% of the workforce, were eliminated under the restructuring plan. The employees were primarily located in North America and Europe. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

(d) Restructuring charges originally arising in the three months ended June 30, 2004

        In June 2004, we initiated a plan to reduce our operating expenses in order to better align our operating cost structure with the current economic environment and to improve operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During fiscal 2005, we recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. In addition, we recorded $0.4 million in restructuring charges related to the accretion of the discounted restructuring accrual and a $0.8 million decrease to the accrual related to changes in estimates of severance benefits and sublease terms. During fiscal 2009, 2008 and 2007, we recorded a less than $0.1 million, a $1.2 million and a $0.2 million decrease, respectively, to the accrual primarily due to changes in the estimate of future operating costs and sublease assumptions associated with the facilities, as well as accretion of $0.3 million, $0.3 million, and $0.3 million, respectively. As of June 30, 2009, there was $3.2 million remaining in accrued expenses relating to the remaining lease payments.

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

(e) Restructuring charges originally arising in the three months ended December 31, 2002

        In October 2002, management initiated a plan to reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. We accounted for the restructuring charges in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring." These actions resulted in an aggregate restructuring charge of $28.7 million. During fiscal 2009, 2008 and 2007, we recorded a $0.1 million increase and a $0.1 and $0.2 million decrease, respectively, to the accrual primarily due to a change in the estimate of the facility vacancy term and for additional severance benefits. As of June 30, 2009, there was $4.6 million remaining in accrued expenses primarily relating to the remaining lease payments.

(f) Restructuring charges originally arising in the three months ended June 30, 2002

        In the fourth quarter of fiscal 2002, management initiated a plan to reduce operating expenses and to restructure operations around our two primary product lines, engineering software and manufacturing/supply chain software. We accounted for the related restructuring charges in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring." We reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $13.2 million. During fiscal 2009, 2008 and 2007, we recorded nominal increases to the accrual due to changes in sublease assumptions. As of June 30, 2009, there was $0.2 million remaining in accrued expenses relating to lease payments.

(4) Secured Borrowings and Collateralized Receivables

        We have transferred certain customer installment and trade receivables to financial institutions that are accounted for as secured borrowings. The transferred receivables serve as collateral under the receivable sales facilities. Since December 2007, we have not sold any receivables for the purpose of raising cash, but we have sold some large dollar receivables in order to fund the repurchase of several large groups of smaller receivables previously sold to the banks, for the purpose of simplifying our

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Secured Borrowings and Collateralized Receivables (Continued)

administration of the programs. The carrying value of the collateralized receivables approximates the carrying value of the equivalent secured borrowings.

        At June 30, 2009 and 2008, receivables totaling $96.4 million and $135.3 million, respectively, were pledged as collateral for the secured borrowings. The secured borrowings totaled $112.1 million and $147.2 million as of June 30, 2009 and 2008, respectively. The collateralized receivables are presented at their net present value. The interest rate implicit in the collateralized receivables was 8% as of June 30, 2009 and 2008. We recorded $8.7 million, $15.1 million and $11.6 million of interest income associated with the collateralized receivables for fiscal 2009, 2008, and 2007, respectively, and recognized $10.5 million, $16.1 million, and $17.5 million of interest expense associated with the secured borrowings. Proceeds from and payments on the secured borrowings are presented as components of cash flows from financing activities in the consolidated statements of cash flows. Reductions of secured borrowings are recognized as financing cash flows upon payment to the financial institution and operating cash flows from collateralized receivables are recognized upon customer payment of amounts due.

Traditional Programs

        We historically have maintained arrangements which we refer to as our Traditional Programs to transfer certain of our receivables to financial institutions upon the mutual agreement of us and the financial institution for each such customer receivable. The transfers of customer receivables under these programs have been accounted for as secured borrowings. Under our arrangements with General Electric Capital Corporation, Bank of America and Silicon Valley Bank (SVB), both parties must agree to enter into each transaction and negotiate the amount borrowed and interest rate secured by each receivable. We received cash proceeds of $30.2 million, $74.1 million and $148.9 million for fiscal 2009, 2008 and 2007, respectively, related to these programs.

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

        Under the terms of the Traditional Programs we have transferred the receivables to the financial institutions with limited financial recourse to us. Potential recourse obligations are primarily related to one program that requires us to pay interest to SVB when the underlying customer has not paid by the receviable due date. This recourse is limited to a maximum period of 90 days after the due date. The amount of outstanding receivables that have this potential recourse obligation is $43.6 million at June 30, 2009. This ninety-day recourse obligation is recognized as interest expense as incurred and totaled $0.1 million, $0.4 million, and $0.7 million for fiscal 2009, 2008, and 2007, respectively. Otherwise, recourse generally results from circumstances in which we failed to perform requirements related to contracts with the customer. Other than the specific items noted above, the financial institutions bear the credit risk of the customers associated with the receivables the institution purchased.

        In the ordinary course of us acting as a servicing agent for receivables transferred to SVB, we regularly receive funds from customers that are processed and remitted onward to SVB. While in our

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Secured Borrowings and Collateralized Receivables (Continued)

possession, these cash receipts are contractually owned by SVB and are held by us on their behalf until remitted to the bank. Cash receipts held for the benefit of SVB recorded in our cash balances and current liabilities totaled $0 and $0.9 million as of June 30, 2009 and 2008, respectively. Such amounts are restricted from our use.

        The terms of the asset purchase agreement for one of the programs requires the timely reporting of financial information. As of June 30, 2009, we were not in compliance with that requirement. We have obtained waivers for such non-compliance which extends the deadline for delivering the fiscal 2009 financial information until November 30, 2009. We are in the process of obtaining an additional waiver to extend the reporting deadline for the financial information for the first quarter of fiscal 2010. Because we have been unable to timely report financial information and the waiver of this covenant does not extend the grace period for a year and a day past the balance sheet date, the obligation under this program has been classified as a current obligation in the accompanying consolidated balance sheet as of June 30, 2009. The amount of this obligation that is included in current liabilities that is due beyond one year is $46.2 million as of June 30, 2009.

        In June 2008, we paid the outstanding amount under the Bank of America program at its carrying value of $2.7 million inclusive of a one percent pre-payment penalty.

Securitization of Accounts Receivable

        During fiscal 2005 and 2007 we entered into securitization arrangements where we securitized and transferred receivables with a net carrying value of $71.9 million and $32.1 million, respectively, and received cash proceeds of $43.8 million and $20.0 million, respectively. These borrowings were secured by the transferred receivables, and the debt and borrowing costs were repaid as the receivables were collected. Neither arrangement met the criteria for a sale and as such had been accounted for as a secured borrowing. We received and retained collections on these receivables after all borrowing and related costs were paid to the financial institution. The financial institutions' rights to repayment were limited to the payments received from the receivables. Both securitizations were paid off during fiscal 2008 at their respective carrying values of $4.2 million and $12.2 million. The payments resulted in a reclassification to accounts receivable of $9.8 million and to current installments receivable of $17.8 million from the current portion of collateralized receivables, and $23.9 million from non-current collateralized receivables to non-current installment receivables.

        The secured borrowings consist of the following at June 30, 2009 and 2008 (in thousands):

	June 30,
	2009	2008
Traditional Programs—weighted average interest rate of 8.1% and 7.6% at June 30, 2009 and 2008, respectively	$112,096	$147,207

Total secured borrowings	112,096	147,207
Less current portion	83,885	47,816

Total secured borrowings, less current portion	$28,211	$99,391

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Secured Borrowings and Collateralized Receivables (Continued)

        The cash payments on the collateralized receivables fund the secured borrowing payments, and we retain payments received on collateralized receivables that are in excess of the secured borrowings. We have no future cash obligations other than the limited recourse obligations noted above.

(5) Line of Credit

        In January 2003 and through subsequent amendments, we executed a loan arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $25.0 million or (ii) 80% of eligible domestic receivables. The line of credit bears interest at the greater of the bank's prime rate (3.25% at June 30, 2009) plus 0.5%, or 4.75%. If we maintain a $10.0 million compensating cash balance with the bank, the unused line of credit fee will be 0.1875% per annum, otherwise it will be 0.375% per annum. The line of credit is collateralized by substantially all of our assets and we are required to provide certain financial information and to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of June 30, 2009, we were not in compliance with certain financial reporting requirements under the terms of the loan arrangement and have obtained waivers for such non-compliance. Furthermore, the terms of the loan arrangement restrict our ability to pay dividends, with the exception of common stock dividends or preferred stock dividends paid in cash.

        On November 3, 2009, we executed an amendment to the loan arrangement that adjusted certain terms of the covenants, including modifying the date we must provide monthly unaudited and annual audited financial statements to the bank and the maturity date of the credit loan, which was extended to May 15, 2010. As of June 30, 2009, there were $7.7 million in letters of credit outstanding under the line of credit, and there was $17.5 million available for future borrowing.

(6) Supplemental Balance Sheet Information

        Property, equipment and leasehold improvements in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2009	2008
Property, equipment and leasehold improvements—at cost
Computer equipment	$9,538	$9,908
Purchased software	17,815	24,756
Furniture & fixtures	5,881	6,311
Leasehold improvements	3,808	4,009
Accumulated depreciation	(27,438)	(33,185)

Property, equipment and leasehold improvements—net	$9,604	$11,799

        We account for asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" and FIN 47 "Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS No. 143." As of June 30, 2009 and 2008, the balance of our asset retirement obligations was $0.7 million and $0.4 million, respectively.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Supplemental Balance Sheet Information (Continued)

        Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2009	2008
Royalties and outside commissions	$8,627	$6,576
Payroll and payroll-related	13,793	19,434
Restructuring accruals	4,974	4,658
Amounts due to receivable sale facilities for collections	2,724	5,687
Other	17,764	25,391

Total accrued expenses	$47,882	$61,746

        Other non-current liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2009	2008
Restructuring accruals	$7,244	$11,727
Deferred rent	2,333	2,562
Royalties and outside commissions	5,852	6,368
Other	20,430	23,653

Total other non-current liabilities	$35,859	$44,310

(7) Preferred Stock

        Our Board of Directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue, from time to time, up to an aggregate of 10,000,000 shares of preferred stock in one or more series. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences and conversion rights, as shall be determined by the Board of Directors in a resolution or resolutions providing for the issuance of such series. Any such series of preferred stock, if so determined by the Board of Directors, may have full voting rights with the common stock or limited voting rights and may be convertible into common stock or another security of the Company.

Series D redeemable convertible preferred stock

        In August 2003, we issued and sold 300,300 shares of Series D-1 redeemable convertible preferred stock (Series D-1 Preferred), along with warrants to purchase up to 6,006,006 shares of common stock at a price of $3.33 per share, in a private placement to several investment partnerships managed by Advent International Corporation for an aggregate purchase price of $100.0 million. Concurrently, we paid cash of $30.0 million and issued 63,064 shares of Series D-2 convertible preferred stock (Series D-2 Preferred), along with warrants to purchase up to 1,261,280 shares of common stock at a price of $3.33 per share, to repurchase all of the outstanding Series B Preferred. In addition, we exchanged existing warrants to purchase 791,044 shares of common stock at an exercise price ranging

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Preferred Stock (Continued)

from $20.64 to $23.99 held by the holders of the Series B Preferred, for new warrants to purchase 791,044 shares of common stock at an exercise price of $4.08. These transactions are referred to collectively as the Series D Preferred financing.

        We incurred $10.7 million in costs related to the issuance of the Series D-1 and D-2 Preferred (together, the Series D Preferred) and allocated the net proceeds received between the Series D Preferred and the warrants on the basis of the relative fair values at the date of issuance, allocating $15.5 million of proceeds to the warrants. The warrants are exercisable at any time prior to the seventh anniversary of their issue date. The remaining discount on the Series D Preferred was accreted to its redemption value over the earliest period of redemption.

        Each share of Series D Preferred was entitled to vote on all matters in which holders of common stock were entitled to vote, receiving a number of votes equal to the number of shares of common stock into which it was then convertible. In addition, holders of Series D-1 Preferred, as a separate class, were entitled to elect a certain number of directors, based on a formula as defined in the Series D Preferred Certificate of Designations. The holders of the Series D-1 Preferred were entitled to elect a number of our directors calculated as a ratio of the Series D-1 Preferred voting power as compared to the total voting power of our common stock. The Series D-1 Preferred holders were elected as three of the six current directors of the Company.

        The Series D Preferred earned cumulative dividends at an annual rate of 8%, which were payable when and if declared by the Board of Directors, in cash or, subject to certain conditions, common stock. As of June 30, 2006, we had accrued $28.5 million in dividends on the Series D Preferred.

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

        The Series D Preferred was subject to redemption at our option, at any time after August 2006 at a price of $416.25 per share plus any accumulated and unpaid dividends if, among other things, the average trading price of our common stock exceeds $7.60 per share for 45 consecutive days. If we make such an election, the holders of the Series D Preferred may elect to convert their Series D Preferred shares into shares of common stock rather than have them redeemed.

        On May 16, 2006, the Holders of the Series D Preferred converted 30,000 shares into 3,000,000 shares of common stock. At the time of the conversion we also paid $2.4 million in dividends on the converted shares. In December 2006, the holders of the Series D-1 Preferred converted their remaining 270,300 shares into 27,030,000 shares of common stock. In December 2006, we announced that we would redeem any shares of our Series D-2 Preferred that were not converted by our holders into common shares by January 30, 2007. In January 2007, the remaining 63,064 shares of Series D-2 Preferred were converted by our holder into 6,306,400 shares of common stock. The terms of the Series D-1 and D-2 Preferred required settlement of all accrued and unpaid dividends upon conversion of these shares into common stock and dividend accrual would cease upon such conversion. Accordingly, we paid $27.4 million in cash in December 2006 to the holders of the Series D-1 Preferred, and paid $6.6 million in cash in January 2007 to the holders of the Series D-2 Preferred for dividends accumulated at the date of conversion of the respective tranches of securities.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Preferred Stock (Continued)

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

        In the accompanying consolidated statements of operations, the accretion of preferred stock discount and dividend consist of the following (in thousands):

	Year Ended June 30,
	2009	2008	2007
Accrual of dividend on Series D preferred	$—	$—	$(5,498)
Accretion of discount on Series D preferred	—	—	(1,792)

	$—	$—	$(7,290)

Registration Rights

        In May 2006, we received a demand letter from the Series D-1 Preferred holders, in accordance with the terms of their investor rights agreement with us, requesting registration of all of the shares of common stock issued or issuable upon the conversion of Series D-1 Preferred and the exercise of their warrants in connection with an underwritten public offering per the terms defined in the investor rights agreement. We are required to register the underlying shares at our expense. As of June 30, 2009, the total number of outstanding shares of common stock that would be included by their registration demand letter is 29,512,336.

(8) Stock-Based Compensation

Stock Compensation Plans

        In May 2005, the shareholders approved the establishment of the 2005 Stock Incentive Plan (the 2005 Plan), which provides for the reservation of up to 4,000,000 shares of common stock for issuance under the 2005 Plan. The 2005 Plan provides for the grant of incentive and nonqualified stock options and other stock-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. Restricted stock and other stock-based awards granted under the 2005 Plan may not exceed, in the aggregate, 4,000,000 shares of common stock. As of June 30, 2009, there were 3,190,195 shares of common stock available for issuance subject to awards under the 2005 Plan.

        In December 2000, the shareholders approved the establishment of the 2001 Stock Option Plan (the 2001 Plan), which provides for the issuance of incentive stock options and nonqualified options. Under the 2001 Plan, the Board of Directors could grant stock options to purchase up to an aggregate of 4,000,000 shares of common stock. At July 1, 2002, July 1, 2003 and July 1, 2004, the 2001 Plan was expanded to cover an additional 5% of the outstanding shares on the preceding June 30. In no event, however, may the number of shares subject to incentive options under the 2001 Option Plan exceed 8,000,000 unless the 2001 Plan is amended and such amendment is approved by the shareholders. As of June 30, 2009, there were 984,666 shares of common stock available for grant under the 2001 Plan.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Stock-Based Compensation (Continued)

        In December 1996, our shareholders approved the establishment of the 1996 Special Stock Option Plan (the 1996 Plan). This plan provides for the issuance of incentive stock options and nonqualified options to purchase up to 500,000 shares of common stock. Stock options become exercisable over varying periods and expire no later than 10 years from the date of grant. We discontinued our employee stock purchase plan as of June 30, 2007.

        In October 1997, our Board of Directors approved the 1998 Employee Stock Purchase Plan, under which the Board of Directors may grant stock purchase rights for a maximum of 1,000,000 shares through September 30, 2007. In December 2000 and 2003, the shareholders voted to increase the number of shares eligible under the 1998 Employee Stock Purchase Plan by 2,000,000 and 3,000,000 shares, respectively. Employees are granted options to purchase shares of common stock on the last business day of each semi-annual payment period for 85% of the market price of the common stock on the first or last business day of such payment period, whichever was less. The purchase price for such shares was paid through payroll deductions, and the June 30, 2008, maximum allowable payroll deduction was 10% of each eligible employee's compensation. Under the plan, we issued 315,751 shares in 2005, 188,119 shares in 2006, and 107,862 shares in 2007. On July 1, 2007, we issued 51,311 shares under the 1998 Employee Stock Purchase Plan. We discontinued the plan as of June 30, 2008.

General Award Terms

        We issue stock options and restricted stock units to our employees and outside directors, and provide employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase programs. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those options generally vest over four years and have 7 or 10-year contractual terms. Restricted stock units vest over four years (if performance conditions are met). Historically, our practice has been to settle stock option exercises and restricted stock vesting through newly issued shares.

Stock Compensation Accounting

        We recognize compensation costs on a straight-line basis over the requisite service period for time vested awards. For awards that vest based on performance conditions, we use the accelerated model for graded vesting awards.

        Our stock based compensation is principally accounted for as awards of equity instruments. Our policy is to issue new shares upon the exercise of stock awards. We adopted the simplified method related to accounting for the tax effects of share-based payment awards to employees in FASB Staff Position No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." We use the "with-and-without" approach for determining if excess tax benefits are realized under SFAS No. 123(R).

        Prior to the adoption of SFAS No. 123(R) on July 1, 2005, we used the intrinsic value method to account for employee stock awards. Under the intrinsic value method, compensation cost was measured as the difference between the exercise price of the award and the grant date fair market value. We have elected the modified prospective transition method for adopting SFAS No. 123(R), and consequently prior periods were not modified. Under this method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption (July 1, 2005). The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Stock-Based Compensation (Continued)

after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Stock-based compensation is included in the following categories (in thousands):

	Year Ended June 30,
	2009	2008	2007
Recorded as expense:
Cost of service and other	$429	$1,254	$1,522
Selling and marketing	928	3,345	3,424
Research and development	460	1,411	1,915
General and administrative	2,853	4,590	4,201

	4,670	10,600	11,062
Capitalized computer software development costs:	26	18	57

Total stock-based compensation	$4,696	$10,618	$11,119

        We utilize the Black-Scholes valuation model for estimating the fair value of the stock compensation. There were no stock options granted in fiscal 2009. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for fiscal 2008 and fiscal 2007 were calculated using the following assumptions:

	Fiscal 2008	Fiscal 2007
	Stock Option Plans	Stock Option Plans	Stock Purchase Plans
Weighted-average fair values of options granted	$7.26	$7.11	$3.26
Average risk-free interest rate	4.41%	4.79%	5.03%
Expected dividend yield	None	None	None
Expected life	5.0	5.0 to 6.0	0.5
Expected volatility range	80%	80 - 85%	42 - 53%
Weighted average expected volatility	80%	80%	46%

        The dividend yield of zero is based on the fact that we have never paid cash dividends on common stock and have no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the U.S. Treasury zero-coupon bonds with a maturity commensurate with the expected life of the options on the date of grant. In fiscal 2008, we calculated the estimated life based upon historical exercise behavior.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Stock-Based Compensation (Continued)

        A summary of stock option and RSU activity under all stock option plans in fiscal 2009, 2008 and 2007 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000's)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2006	9,460,449	$7.37			—	$—
Granted	1,148,700	10.61			723,400	10.42
Vested (RSUs)	—	5.88			—	—
Exercised	(1,446,354)	18.32			—	—
Cancelled / Forfeited	(851,230)	11.77			(60,200)	10.42

Outstanding at June 30, 2007	8,311,565	7.64			663,200	10.42
Granted	40,000	10.86			—	—
Vested (RSUs)	—	—			(272,965)	10.42
Exercised	(362,605)	7.71			—	—
Cancelled / Forfeited	(512,732)	4.92			(68,730)	10.42

Outstanding at June 30, 2008	7,476,228	7.39			321,505	10.42
Granted	—	—			—	—
Vested (RSUs)	—	—			(134,477)	10.42
Exercised	—	—			—	—
Cancelled / Forfeited	(175,026)	7.99			(36,415)	10.42

Outstanding at June 30, 2009	7,301,202	$7.38	5.2		150,613	$10.42

Exercisable at June 30, 2009	6,895,293	$7.26	5.1	$17,732

Vested and expected to vest at June 30, 2009	7,232,096	$7.36	5.2	$18,021	137,571	$10.42

        The weighted average grant-date fair value of RSU's granted during fiscal 2007 was $10.42; there were no RSU grants in fiscal 2009 or 2008. In fiscal 2009 and 2008, the total fair value of shares vested from RSU grants was $1.2 million and $3.8 million, respectively. At June 30, 2009, the total fair value of RSU's expected to vest was $1.2 million. At June 30, 2009 the remaining contractual term for all RSU grants was 1.1 years. At June 30, 2009, the total compensation cost related to unvested stock options and RSU's not yet recognized was $2.9 million. The weighted average period over which this will be recognized is approximately 9 months.

        There were no options exercised in fiscal 2009. The total intrinsic value of options exercised during fiscal 2008 and 2007 was $2.8 million and $10.4 million, respectively. We received $2.8 million and $8.5 million in cash proceeds from option exercises during fiscal 2008 and 2007, respectively.

        At June 30, 2009, common stock reserved for future issuance or settlement under equity compensation plans was 11,902,116 shares.

        In December 2006 and May 2007, we modified awards for an aggregate of 1,184,470 options for our employees to equal the fair market value on the grant date of our common stock for these awards

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Stock-Based Compensation (Continued)

to avoid certain adverse tax impacts on the individuals. There was no incremental compensation cost resulting from the modifications. A further modification was made in December 2007 to increase the exercise price of certain awards and to provide for cash payments to employees to compensate them for the increase in the exercise price of those awards.

(9) Common Stock

Warrants

        We have issued warrants in connection with various financing activities. These warrants provide for net equity settlement and are accounted for in equity.

        In connection with the May 2002 sale of common stock to private investors, we issued warrants to purchase up to 3,208,333 shares of common stock at a price of $13.20 per share. In August 2003, the warrants were canceled, and new warrants were issued to purchase 1,152,665 shares at an exercise price of $9.76 per share, due to the impact of the Series D Preferred financing on the warrants' anti-dilution provisions. In January 2004, warrants to purchase 129,191 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 17,922 shares of common stock. During fiscal 2007, the remaining 1,023,474 warrants were exercised in a cashless exercise, resulting in the issuance of 286,204 shares of our common stock.

        In connection with the August 2003 Series D Preferred financing, we issued warrants with seven-year lives to purchase 7,267,286 shares of common stock at an exercise price of $3.33 per share. In July 2006, 6,006,006 warrants were exercised in a cashless exercise, resulting in the issuance of 4,369,336 shares of our common stock. In November 2007, warrants to purchase 630,640 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 500,203 shares of common stock. As of June 30, 2009, warrants to purchase 630,640 shares of common stock were outstanding and exercisable at a price of $3.33.

(10) Income Taxes

        Income (loss) before provision for income taxes consists of the following (in thousands):

	Year Ended June 30,
	2009	2008	2007
Domestic	$48,095	$10,822	$46,939
Foreign	6,197	17,202	11,026

Total	$54,292	$28,024	$57,965

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Income Taxes (Continued)

        The provision for income taxes shown in the accompanying consolidated statements of operations is composed of the following (in thousands):

	Year Ended June 30,
	2009	2008	2007
Federal—
Current	$1,616	$—	$—
Deferred	(1,616)	457	—
State—
Current	1,064	1,419	1,365
Deferred	—	—	—
Foreign—
Current	(71)	6,010	7,868
Deferred	375	(4,808)	3,214

	$1,368	$3,078	$12,447

        The provision for income taxes differs from that based on the federal statutory rate due to the following (in thousands):

	Years Ended June 30,
	2009	2008	2007
Federal tax at statutory rate	$19,002	$9,808	$20,288
State income taxes	595	299	1,365
Subpart F and dividend income	1,467	3,695	8,625
Foreign taxes and rate differences	(682)	(1,952)	2,343
Permanent differences	(501)	980	1,696
Tax credits	(6,092)	(2,988)	(8,375)
Federal and foreign tax contingencies	(2,615)	2,755	4,880
Return to provision adjustments	1,000	—	—
Valuation allowance	(12,911)	(10,235)	(18,375)
Other	2,105	716	—

Provision for income taxes	$1,368	$3,078	$12,447

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Income Taxes (Continued)

        The approximate tax effect of each type of temporary difference and tax carryforward is as follows (in thousands):

	June 30,
	2009	2008
Deferred tax assets:
Federal and state credits	$2,780	$5,086
Foreign tax credits	—	4,747
Foreign loss carryforwards	2,370	4,949
Revenue	1,294	1,016
Restructuring accruals	4,192	5,538
Other reserves and accruals	12,013	15,120
Intangible assets	4,172	5,841
Property and leasehold improvements	4,648	6,770
Other temporary differences	13,084	9,129

	44,553	58,196
Deferred tax liabilities:
Revenue	(558)	(1,752)
Intangible assets	(1,675)	(2,305)
Property and leasehold improvements	(645)	(481)
Other temporary differences	(601)	(556)

	(3,479)	(5,094)
Valuation allowance	(31,325)	(44,236)

Net deferred tax assets (liabilities)	$9,749	$8,866

        Upon customer payment of certain foreign receivables, withholding taxes are withheld by customers and remitted to local tax authorities as required by statute. Under current U.S. tax law, these withholding taxes may be creditable against U.S. taxes payable subject to certain limitations. The withholding taxes are included in the foreign tax provision as they are withheld and remitted. Utilization of such taxes as foreign tax credits is recorded as a reduction of the domestic tax expense in the period it is more likely than not that these deferred tax assets will be realized. We have recorded a full valuation allowances against these credits since their potential utilization cannot be determined to be more likely than not. We will recognize the benefit of these credits only when it is more likely than not that these deferred tax assets will be realized.

        During fiscal 2009 and 2008, we utilized tax net operating loss carryforwards to reduce the current provision by $4.1 million and $16.1 million, respectively. As of June 30, 2009, we have generated U.S. federal net operating loss (NOL) carryforwards of $32.6 million, all of which relate to stock compensation tax deductions in excess of book compensation expense. We record these tax benefits in additional paid in capital only when such deductions reduce taxes payable as determined on a "with and without" basis. Accordingly, this NOL will reduce federal taxes payable if realized in future periods, but NOL related to such benefits are not included in the table above. In addition we have other tax attributes in the amount of $2.8 which when realized will also increase additional paid in capital. We have foreign loss carryforwards of $7.4 million which expire beginning in 2010 and others

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Income Taxes (Continued)

with no expiration date. We also have State research and development credits, and alternative minimum tax (AMT) credit carryforwards. These benefits are subject to a full valuation allowance and will reduce tax expense in the period that they are realized or the valuation allowance is removed if realization is considered more likely than not. The tax credits and foreign NOL carryforwards expire at various dates from 2010 through 2030, while the AMT credit carryforwards have unlimited carryforward periods.

        We have determined that we underwent an ownership change (as defined under section 382 of the Internal Revenue Code of 1986, as amended) during fiscal 2004. As such, the utilization of our federal NOLs and tax credits is limited. Moreover, an ownership change also occurred under the laws of certain states and foreign countries in which we have generated NOLs and tax credits. Accordingly, these NOL and tax credits will also be limited under rules similar to those of section 382. These limitations impact the amount of NOL, if any, that may be utilized in a given year. The full amount of the federal NOL carryforward as of June 30, 2009 is subject to these limitations and would be limited to an approximate $7 million per year limitation. The federal NOLs as of June 30, 2009 begin to expire in 2021.

        On July 1, 2007, we adopted FIN 48. A reconciliation of the FIN 48 balances is as follows (in thousands):

Balance as of July 1, 2007	$23,684
Gross decreases—tax positions in prior period	(5,961)
Gross increases—tax positions in current period	5,975
Currency translation adjustment	1,133

Balance as of June 30, 2008	24,831
Gross increases—tax positions in prior period	5,767
Gross decreases—tax positions in prior period	(5,107)
Grose increases—tax positions in current period	698
Gross decreases—payments	(1,599)
Gross decreases—lapse of statutes	(3,764)
Currency translation adjustment	(1,588)

Balance as of June 30, 2009	$19,238

        Our policy is to recognize interest and penalties related to income tax matters as income tax expense and accordingly, we recorded approximately $1.6 million benefit for interest and penalties during fiscal 2009. As of June 30, 2009, we had approximately $6.3 million of accrued interest related to uncertain tax positions. At June 30, 2009, the total amount of unrecognized tax benefits is $19.2 million, and of that amount, $9.5 million, if recognized, would reduce the effective tax rate. We estimate that the total amount of unrecognized tax benefits that will change within the next twelve months is approximately $0.1 million.

        Fiscal years 2006–2009 are open to audit in the United States and 2007–2009 in Canada.

        Subsidiaries of Aspen Technology in a number of countries outside of the US and Canada are also subject to tax audits. The Company estimates that the effects of such tax audits are not material to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Operating Leases

        We lease our facilities and various office equipment under non-cancellable operating leases with terms in excess of one year. Rent expense, net of sublease income, charged to operations was approximately $6.8 million, $7.4 million, and $7.9 million for fiscal 2009, 2008 and 2007, respectively. Future minimum lease payments under these leases and scheduled sublease payments as of June 30, 2009 are as follows (in thousands):

Years ended June 30,	Gross Payments	Scheduled Sublease Payments	Net Payments
2010	$12,460	$2,789	$9,671
2011	9,856	2,860	6,996
2012	7,685	2,578	5,107
2013	4,879	765	4,114
2014	3,938	159	3,779
Thereafter	5,005	331	4,674

Total	$43,823	$9,482	$34,341

        Due to various restructuring activities (See Note 3) we have vacated certain of our leased space and are subleasing a portion of this space. The scheduled sublease payments are listed above.

        We have issued approximately $7.5 million of standby letters of credit in connection with certain facility leases that expire through 2016.

        In May 2007, we entered into a lease agreement with respect to office space in Burlington, Massachusetts. Commencing September 1, 2007, we moved our principal corporate offices to this location and occupied 60,177 square feet of space. The initial term of the lease commenced with respect to (a) 31,174 square feet of leased premises on September 1, 2007, (b) an additional 29,003 square feet on October 1, 2007 and (c) an additional 1,309 square feet of leased space on October 26, 2007 (d) an additional 1,680 square feet on March 27, 2008 and (e) an additional 11,893 square feet on August 1, 2008. The initial term of the lease will expire seven years and four months following the term commencement date for the third phase of the leased premises. Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each at 95% of the then market rate. Under the lease, we will pay additional rent for its proportionate share of operating expenses and taxes. Future minimum lease payments through January 2015 under this lease of $11.2 million are included in the table above.

        On September 5, 2007, we entered into an additional sublease agreement related to our former office space in Cambridge, Massachusetts, effective October 1, 2007 for approximately 50,000 square feet that expires on September 30, 2012. As of June 30, 2009, we had multiple agreements that expire through 2012 to sublease approximately 106,295 square feet of space in our former office space in Cambridge. These sublease agreements represent $7.6 million of scheduled sublease payments and are included in the above table.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

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

(12) Commitments and Contingencies (Continued)

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

(13) Retirement and Profit Sharing Plans

        We maintain a defined contribution retirement plan under Section 401(k) of the IRC covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the IRC, which would otherwise be payable to the participant for any plan year. We may make discretionary contributions to this plan, including making matching contributions up to a maximum of 6% of an employee's pretax contribution. In fiscal 2009, 2008 and 2007, we made matching contributions of approximately $1.3 million, $0.8 million and $0.8 million, respectively. These contributions, which vested immediately, were expensed in each respective year. Additionally, we maintain certain government mandated and defined contribution plans throughout the world.

(14) Other Investments

        In November 2000, we invested $0.6 million in a global chemical business-to-business e-commerce company supporting major chemical companies in Asia. This investment entitles us to a minority interest in this company and is accounted for using the cost method and, accordingly, is being valued at cost unless an other-than-temporary impairment in its value occurs. No impairments have been recognized through June 30, 2009. This investment is included in other non-current assets in the accompanying consolidated balance sheet.

(15) Segment and Geographic Information

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

        The measurement of the controllable margin for the license operating segment was changed in 2007 to include a greater allocation of expenses from unallocated costs to controllable expenses for that operating segment. This change conformed to management's current approach of cost allocation for

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Segment and Geographic Information (Continued)

internal reporting purposes. All periods presented have been restated to conform to management's current measurement approach.

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

        The following table presents a summary of operating segments (in thousands):

	License	Professional Services	Maintenance and Training	Total
Year ended June 30, 2007—
Segment revenues	$199,761	$62,653	$78,615	$341,029
Segment expenses	65,992	44,654	15,711	126,357

Segment operating profit(1)	$133,769	$17,999	$62,904	$214,672

Year ended June 30, 2008—
Segment revenues	$168,404	$59,708	$83,501	$311,613
Segment expenses	68,950	43,303	14,439	126,692

Segment operating profit(1)	$99,454	$16,405	$69,062	$184,921

Year ended June 30, 2009—
Segment revenues	$179,591	$48,352	$83,637	$311,580
Segment expenses	62,345	39,557	14,588	116,490

Segment operating profit(1)	$117,246	$8,795	$69,049	$195,090

(1)
The Segment operating profits reported reflect only the direct expenses of the operating segment and do not contain an allocation for selling and marketing, general and administrative, development, restructuring and other corporate expenses incurred in support of the segments.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Segment and Geographic Information (Continued)

Reconciliation to Income Before Provision for Taxes

        The following table presents a reconciliation of total segment operating profit to income before provision for income taxes (in thousands):

	Year Ended June 30,
	2009	2008	2007
Total segment operating profit for reportable segments	$195,090	$184,921	$214,672
Cost of license and amortization for technology related costs	(12,409)	(15,916)	(21,134)
Marketing	(16,975)	(17,583)	(14,806)
Research and development	(32,311)	(33,820)	(31,182)
General and administrative and overhead	(78,493)	(74,330)	(71,989)
Stock compensation and employee tax reimbursements	(4,670)	(10,600)	(9,293)
Corporate and executive bonuses	(3,223)	(5,476)	(5,899)
Restructuring charges and FTC legal costs	(2,446)	(8,623)	(4,634)
Gain (loss) on sales and disposals of assets	(6)	66	(332)
Impairment of goodwill and intangible assets	(623)	—	—
Other income (expense)	(1,824)	3,384	(734)
Interest and other income and expense	12,182	6,001	3,296

Income before provision for income taxes	$54,292	$28,024	$57,965

Geographic Information:

        Revenues to external customers is attributed to individual countries based on the location the product or services are sold. Domestic and international sales as a percentage of total revenues are as follows:

	Year Ended June 30,
	2009	2008	2007
United States	31.3%	36.4%	47.2%
Europe	26.8%	33.3%	29.9%
Other	41.9%	30.3%	22.9%

	100.0%	100.0%	100.0%

        During fiscal 2009, 2008 and 2007 there were no customers that individually represented greater than 10% of our total revenue.

        We have long-lived assets of approximately $12.2 million that are located domestically and $1.5 million that reside in other geographic locations as of June 30, 2009.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Quarterly Financial Data (Unaudited)

        The following tables present quarterly consolidated statement of operations data for fiscal 2009 and 2008. The below data is unaudited but, in our opinion, reflects all adjustments necessary for a fair presentation of this data in accordance with GAAP (in thousands, except per share data).

	Three Months Ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008(1)
Net revenue	$71,255	$71,292	$82,627	$86,406
Gross profit	51,161	52,896	64,463	67,240
Income from operations	2,329	4,463	18,832	18,310
Income applicable to common stockholders	10,214	8,096	22,961	11,653
Earnings per common share:
Basic	$0.11	$0.09	$0.26	$0.13
Diluted	$0.11	$0.09	$0.25	$0.12
Weighted average shares outstanding:
Basic	90,087	90,065	90,043	90,019
Diluted	92,384	91,648	92,030	94,005

	Three Months Ended
	June 30, 2008(1)	March 31, 2008	December 31, 2007(1)	September 30, 2007
Net revenue	$98,312	$74,244	$74,219	$64,838
Gross profit	76,384	52,794	52,319	45,123
Income (loss) from operations	21,074	1,872	4,070	(8,379)
Income (loss) applicable to common stockholders	20,658	4,033	9,258	(9,003)
Earnings (loss) per common share:
Basic	$0.23	$0.04	$0.10	$(0.10)
Diluted	$0.22	$0.04	$0.10	$(0.10)
Weighted average shares outstanding:
Basic	89,998	89,972	89,602	88,995
Diluted	94,162	93,834	94,730	88,995

(1)
See Note 2(v) regarding correction of immaterial errors.

EXHIBIT INDEX

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
3.1		Certificate of Incorporation of Aspen Technology, Inc., as amended		8-K	August 22, 2003	4

3.2		By-laws of Aspen Technology, Inc.		8-K	March 27, 1998	3.2

4.1		Specimen certificate for common stock, $.10 par value, of Aspen Technology, Inc.		8-A/A	June 12, 1998	4

4.3		Form of WD Common Stock Purchase Warrants of Aspen Technology, Inc. dated August 14, 2003		8-K	August 22, 2003	99.3

10.1		Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.1

10.1	a	First Amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in-interest to Teachers Insurance and Annuity Association of America		10-K	September 28, 2000	10.2

10.1	b	Second Amendment to Lease Agreement dated August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P.		10-K	September 28, 2000	10.3

10.1	c	Amendment dated September 5, 2007 to Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and MA-Ten Canal Park, L.L.C.		10-K	April 11, 2008	10.1c

10.2		Sublease dated September 5, 2007 between Aspen Technology, Inc. and MA-Ten Canal Park L.L.C. regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.2

10.3		Lease dated May 7, 2007 between Aspen Technology, Inc. and One Wheeler Road Associates regarding 200 Wheeler Road, Burlington Massachusetts		10-K	April 11, 2008	10.3

10.4		System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.4

10.5		Amendment dated March 30, 1982 to System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.5

10.6	†	Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd. and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.1

10.6	a†	Amendment No. 1 dated December 23, 2004 to Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd., and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.2

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.7	†	Hyprotech License Agreement dated December 23, 2004 between Aspen Technology, Inc. and Honeywell International, Inc.		10-Q	March 15, 2005	10.3

10.8	†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Canada Ltd. and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.4

10.9	†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech Company and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.5

10.10	†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Ltd. and Honeywell Control Systems Limited		10-Q	March 15, 2005	10.6

10.11	†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech UK Ltd. and Honeywell Control Systems Limited		10-Q	March 15, 2005	10.7

10.13		Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13

10.13	a	Rider No. 1 dated December 14, 1994, to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13a

10.13	b	Rider No. 2 dated September 4, 2001 to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13b

10.13	c	Waiver and Consent Agreement dated March 31, 2009		10-K	June 30, 2009	10.13c

10.15		Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 17, 2004	10.1

10.15	a	First Amendment dated June 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15a

10.15	b	Second Amendment dated September 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.1

10.15	c	Third Amendment dated December 31, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.8

10.15	d	Fourth Amendment dated March 8, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15d

10.15	e	Fifth Amendment dated March 31, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 10, 2005	10.1

10.15	f	Sixth Amendment dated December 29, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15f

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.15	g	Seventh Amendment dated July 17, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15g

10.15	h	Eighth Amendment dated September 15, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15h

10.15	i	Ninth Amendment dated January 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	May 10, 2007	10.3

10.15	j	Tenth Amendment dated April 13, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15j

10.15	k	Eleventh Amendment dated June 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15k

10.15	l	Twelfth Amendment dated October 16, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15l

10.15	m	Thirteenth Amendment dated December 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15m

10.15	n	Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		8-K	January 7, 2008	10.2

10.15	o	Fifteenth Amendment dated January 24, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.2

10.15	p	Sixteenth Amendment dated May 15, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.3

10.15	q	Seventeenth Amendment dated November 14, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.4

10.15	r	Eighteenth Amendment dated January 30, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.5

10.15	s	Nineteenth Amendment dated May 15, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	June 30, 2009	10.15s

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.15	t	Twentieth Amendment dated November 3, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X

10.16		Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the lenders named therein.		8-K	June 20, 2005	10.1

10.17		Security Agreement dated June 15, 2005 between Aspen Technology Receivables II LLC and Guggenheim Corporate Funding, LLC		8-K	June 20, 2005	10.2

10.18		Release Letter dated December 28, 2007 relating to Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the Lenders named therein		8-K	January 7, 2008	10.1

10.19		Purchase and Sale Agreement dated June 15, 2005 between Aspen Technology, Inc. and Aspen Technology Receivables I LLC		8-K	June 20, 2005	10.3

10.20		Purchase and Resale Agreement dated June 15, 2005 between Aspen Technology Receivables I LLC and Aspen Technology Receivables II LLC		8-K	June 20, 2005	10.4

10.22		Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 14, 2003	10.1

10.22	a	Letter Agreement dated February 14, 2003 amending Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22a

10.22	b	First Loan Modification Agreement dated June 27, 2003 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 29, 2003	10.22

10.22	c	Second Loan Modification Agreement dated September 10, 2004 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 13, 2004	10.70

10.22	d	Third Loan Modification Agreement dated January 28, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22d

10.22	e†	Fourth Loan Modification Agreement dated April 1, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	May 10, 2005	10.2

10.22	f	Fifth Loan Modification Agreement dated May 6, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22f

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.22	g	Sixth Loan Modification Agreement dated June 15, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	June 20, 2005	10.5

10.22	h	Seventh Loan Modification Agreement dated September 13, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 13, 2005	10.79

10.22	i	Eighth Amendment to Loan and Security Agreement dated December 30, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22i

10.22	j	Ninth Loan Modification Agreement dated July 17, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech		10-K	April 11, 2008	10.22j

10.22	k	Tenth Loan Modification Agreement dated September 15, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 28, 2006	10.84

10.22	l	Eleventh Loan Modification Agreement dated September 27, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	November 14, 2006	10.3

10.22	m	Twelfth Loan Modification Agreement dated January 12, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	May 10, 2007	10.1

10.22	n	Thirteenth Loan Modification Agreement dated April 13, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22n

10.22	o	Fourteenth Loan Modification Agreement dated June 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22o

10.22	p	Fifteenth Loan Modification Agreement dated August 30, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22p

10.22	q	Sixteenth Loan Modification Agreement dated October 16, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22q

10.22	r	Seventeenth Loan Modification Agreement dated December 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	January 7, 2008	10.3

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.22	s	Eighteenth Loan Modification Agreement dated January 24, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.7

10.22	t	Nineteenth Loan Modification Agreement dated April 11, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.8

10.22	u	Twentieth Loan Modification Agreement dated May 15, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.9

10.22	v	Twenty-first Loan Modification Agreement dated June 12, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.10

10.22	w	Twenty-second Loan Modification Agreement dated July 15, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.11

10.22	x	Twenty-third Loan Modification Agreement dated September 30, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.12

10.22	y	Twenty-fourth Loan Modification Agreement dated November 14, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.13

10.22	z	Twenty-fifth Loan Modification Agreement dated January 15, 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.14

10.22	aa	Twenty-sixth Loan Modification Agreement dated May 15, 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	June 30, 2009	10.22aa

10.22	ab	Twenty-seventh Loan Modification Agreement dated November 3, 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company	X

10.23		Form of Negative Pledge Agreement dated January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 14, 2003	10.5

10.24		Security Agreement dated January 30, 2003 between Silicon Valley Bank and AspenTech Securities Corporation		10-Q	February 14, 2003	10.6

10.25		Unconditional Guaranty dated January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank		10-Q	February 14, 2003	10.7

10.26		Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank		10-K	September 29, 2003	10.23

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.27		Partial Release and Acknowledgement Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank		8-K	June 20, 2005	10.7

10.28		Partial Release and Acknowledgement Agreement dated September 27, 2006 among Silicon Valley Bank and Aspen Technology, Inc.		10-Q	November 14, 2006	10.6

10.29		Investor Rights Agreement dated August 14, 2003 among Aspen Technology, Inc. and the Stockholders named therein		8-K	August 22, 2003	99.1

10.30		Management Rights Letter dated August 14, 2003 among Aspen Technology, Inc. and the entities named therein.		8-K	August 22, 2003	99.2

10.31		Amended and Restated Registration Rights Agreement dated March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.		8-K	March 20, 2002	99.2

10.32	^	Aspen Technology, Inc. 1995 Stock Option Plan		S-8	September 9, 1996	4.5

10.33	^	Aspen Technology, Inc. Amended and Restated 1995 Directors Stock Option Plan		10-K	April 11, 2008	10.37

10.34	^	Aspen Technology, Inc. 1996 Special Stock Option Plan		10-K	September 29, 1997	10.23

10.35		PetrolSoft Corporation 1998 Stock Option Plan		S-8	July 28, 2000	4

10.36	^	Aspen Technology, Inc. Restated 2001 Stock Option Plan		10-K	September 28, 2006	10.54

10.37	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2001 Restated Stock Option Plan		10-Q	November 14, 2006	10.7

10.38	^	Aspen Technology, Inc. 2005 Stock Incentive Plan		8-K	June 2, 2005	99.1

10.39	^	Aspen Technology, Inc. 2005 Stock Incentive Plan (as amended)	X

10.40	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.8

10.41	^	Form of Restricted Stock Unit Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.9

10.42	^	Form of Restricted Stock Unit Agreement-G Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.10

10.43	^	Terms and Conditions of Restricted Stock Unit Agreement Granted under 2005 Stock Incentive Plan	X

10.44	^	Form of Confidentiality and Non-Competition Agreement of Aspen Technology, Inc.		10-K	April 11, 2008	10.45

10.45	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for the fiscal year ending June 30, 2007		8-K	July 6, 2006	99.1

10.46	^	Aspen Technology, Inc. Operations Executives Plan for the fiscal year ending June 30, 2007		8-K	July 6, 2006	99.2

10.47	^	Form of Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for the fiscal year ending June 30, 2008		8-K	June 20, 2007	99.1

10.48	^	Form of Aspen Technology, Inc. Operations Executives Plan for Fiscal 2008		8-K	June 20, 2007	99.2

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

10.49		Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for Fiscal 2009		8-K	June 30, 2008	99.1

10.50		Aspen Technology, Inc. Operations Executives Plan for Fiscal 2009		8-K	June 30, 2008	99.2

10.51	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for Fiscal 2010		8-K	September 11, 2009	99.1

10.52	^	Employment Agreement, dated December 7, 2004, between Aspen Technology, Inc. and Mark Fusco		8-K	December 13, 2004	99.1

10.53	^	Form of Executive Retention Agreement entered into by Aspen Technology, Inc. and each executive officer of Aspen Technology, Inc. (other than Mark E. Fusco)		10-Q	November 14, 2006	10.11

10.54	^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 1995 Stock Option Plan, as amended (Award Identification No. P040380)		8-K	January 5, 2007	10.1

10.55	^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P040002)		8-K	January 5, 2007	10.2

10.56	^	Amendment Number 1 dated December 29, 2006 to the Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P0405621)		8-K	January 5, 2007	10.3

14.1		Aspen Technology, Inc. Code of Conduct and Business Ethics		10-K	September 13, 2005	14.1

21.1		Subsidiaries of Aspen Technology, Inc.	X

23.1		Consent of Deloitte & Touche LLP	X

23.2		Consent of KPMG, LLP	X

24.1		Power of Attorney (included in signature page to Form 10-K)	X

31.1		Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

31.2		Certification of Senior Vice President and Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

32.1		Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

3.1		Certificate of Incorporation of Aspen Technology, Inc., as amended		8-K	August 22, 2003	4

3.2		By-laws of Aspen Technology, Inc.		8-K	March 27, 1998	3.2

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number

4.1		Specimen certificate for common stock, $.10 par value, of Aspen Technology, Inc.		8-A/A	June 12, 1998	4

4.2		Rights Agreement dated March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent, including form of Certificate of Designation of Series A Participating Cumulative Preferred Stock and form of Right Certificate		8-K	March 27, 1998	4.1

4.2	a	Amendment No. 1 dated October 26, 2001 to Rights Agreement dated March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A/A	November 8, 2001	4.4

†
Confidential treatment requested as to certain portions

^
Management contract or compensatory plan