Form 10-Q
period 2009-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2009-12-21
CIK 929940

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         As of December 10, 2009, there were 91,360,525 shares of the registrant's common stock (par value $0.10 per share) outstanding.

        Our registered trademarks include aspenONE, AspenTech and HYSYS. This Quarterly Report also includes the registered and unregistered trademarks of other persons.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Condensed Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
Revenues:
Subscription	$25	$—
Software	11,082	49,637

Total subscription and software	11,107	49,637
Services and other	28,689	36,769

Total revenues	39,796	86,406

Cost of revenues:
Subscription and software	1,773	2,647
Services and other	15,696	16,519

Total cost of revenues	17,469	19,166

Gross profit	22,327	67,240

Operating costs:
Selling and marketing	20,552	22,125
Research and development	10,894	12,652
General and administrative	15,414	14,115
Restructuring charges	271	34
Loss on sales and disposals of assets	—	4

Total operating costs	47,131	48,930

(Loss) income from operations	(24,804)	18,310
Interest income	5,449	5,915
Interest expense	(2,411)	(2,854)
Other income (expense), net	2,269	(3,581)

(Loss) income before provision for income taxes	(19,497)	17,790
Provision for income taxes	(1,565)	(6,137)

Net (loss) income	$(21,062)	$11,653

(Loss) earnings per common share:
Basic	$(0.23)	$0.13
Diluted	$(0.23)	$0.12
Weighted average shares outstanding:
Basic	90,107	90,019
Diluted	90,107	94,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	September 30, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$108,965	$122,213
Accounts receivable, net	36,568	49,882
Current portion of installments receivable, net	60,306	64,531
Current portion of collateralized receivables, net	40,135	38,695
Unbilled services	2,829	298
Prepaid expenses and other current assets	8,511	9,413
Prepaid income taxes	13,555	13,159
Deferred tax assets	3,842	3,795

Total current assets	274,711	301,986
Non-current installments receivable, net	109,427	113,390
Non-current collateralized receivables, net	52,845	57,671
Property, equipment and leasehold improvements, net	9,445	9,604
Computer software development costs	3,265	3,918
Goodwill	17,459	16,686
Non-current deferred tax assets	10,724	10,788
Other non-current assets	1,941	1,933

	479,817	$515,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of secured borrowing	$82,648	$83,885
Accounts payable	5,463	5,135
Accrued expenses	38,387	47,882
Income taxes payable	1,150	1,888
Deferred revenue	60,182	62,801
Current deferred tax liability	2,508	2,481

Total current liabilities	190,338	204,072
Long-term secured borrowing	26,173	28,211
Deferred revenue	15,562	16,070
Non-current deferred tax liability	2,360	2,354
Other non-current liabilities	33,653	35,859
Commitments and contingencies (Note 9)
Stockholders' equity:
Series D redeemable convertible preferred stock, $0.10 par value—Authorized—3,636 shares as of September 30, 2009 and June 30, 2009 Issued and outstanding—none as of September 30, 2009 and June 30, 2009	—	—
Common stock, $0.10 par value—Authorized—120,000,000 shares
Issued—90,346,815 shares as of September 30, 2009 and 90,326,513 shares at June 30, 2009
Outstanding—90,113,351 shares at September 30, 2009 and 90,093,049 shares at June 30, 2009	9,035	9,033
Additional paid-in capital	499,260	497,478
Accumulated deficit	(304,655)	(283,593)
Accumulated other comprehensive income	8,604	7,005
Treasury stock, at cost—233,464 shares of common stock as of September 30, 2009 and June 30, 2009	(513)	(513)

Total stockholders' equity	211,731	229,410

	$479,817	$515,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(21,062)	$11,653
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	1,974	2,334
Net foreign currency loss	21	3,959
Stock-based compensation	1,907	872
Loss on disposal of property, equipment and leasehold improvements	39	6
Deferred income taxes	66	761
Provision for doubtful accounts	218	(40)
Changes in assets and liabilities:
Accounts receivable	13,226	36,908
Unbilled services	(2,539)	214
Prepaid expenses, other current assets and prepaid income taxes	549	(6,394)
Installments and collateralized receivables	13,277	(9,605)
Income taxes payable	(816)	4,195
Accounts payable, accrued expenses and other current liabilities	(6,845)	(13,556)
Deferred revenue	(3,027)	(20,655)
Other non-current liabilities	(2,212)	(178)

Net cash (used in) provided by operating activities	(5,224)	10,474

Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(873)	(647)
Capitalized computer software development costs	(270)	(250)
Decrease in other assets	(49)	(328)

Net cash used in investing activities	(1,192)	(1,225)

Cash flows from financing activities:
Proceeds from secured borrowings	—	5,532
Repayment of secured borrowings	(5,906)	(11,455)
Payment of tax withholding obligations related to restricted stock	(93)	(132)

Net cash used in financing activities	(5,999)	(6,055)
Effects of exchange rate changes on cash and cash equivalents	(833)	(679)

(Decrease) increase in cash and cash equivalents	(13,248)	2,515
Cash and cash equivalents, beginning of period	122,213	134,048

Cash and cash equivalents, end of period	$108,965	$136,563

Supplemental disclosure of cash flow information:
Interest paid	2,415	2,874
Income taxes paid	2,978	9,530
Supplemental disclosure of non-cash investing activities
Purchase of property, equipment and leasehold improvements	83	113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Unaudited Condensed Consolidated Financial Statements

        The accompanying interim unaudited condensed consolidated financial statements (Interim Financial Statements) of Aspen Technology, Inc. and subsidiaries have been prepared on the same basis as our annual consolidated financial statements. We condensed or omitted certain information and footnote disclosures normally included in our annual consolidated financial statements. Such Interim Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is suggested that these Interim Financial Statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2009, which are contained in our Annual Report on Form 10-K as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Unless the context requires otherwise, references to we, our and us refer to Aspen Technology, Inc. and our subsidiaries.

2. Immaterial Correction of Errors

        During the first quarter of fiscal 2010, we identified errors related to stock compensation expense and professional services revenue that originated in prior periods and concluded that the errors were not material to any of the previously reported periods. These immaterial errors were corrected in the first fiscal quarter 2010 Interim Financial Statements. The impact to certain captions in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2009, resulting from these out-of-period components of the immaterial corrections, is as follows (in thousands):

Three Months Ended September 30, 2009
Increase (Decrease)
Total revenues	$(277)
Loss from operations	(1,092)
Loss before provision for income taxes	(1,092)
Net loss	(1,092)

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

Three Months Ended September 30, 2008
Increase (Decrease)
Total revenues	$—
Income from operations	887
Income before provision for income taxes	315
Provision for income taxes	(3,933)

Net income	(3,618)

3. Significant Accounting Policies

Revenue Recognition

        We generate revenue from the following sources: (1) licensing software products; (2) providing post contract support (referred to as SMS); and (3) providing professional services including consulting and training. We sell our software products to end-users under fixed-term and perpetual licenses. As a standard business practice, we offer extended payment term options for our fixed-term license contracts, which are generally payable on an annual basis. Certain of our fixed-term license agreements include product mixing rights that allow customers the flexibility to change or alternate the use of multiple products included in the license arrangement after those products are delivered to the customer. We refer to these arrangements as token arrangements. Tokens are fixed units of measure. The amount of software usage is limited by the value of the tokens purchased by the customer.

        Historically, we executed software license arrangements that included contractual provisions that resulted in the "upfront" recognition of license revenue upon delivery of the software products provided all other revenue recognition requirements were met. We refer to these traditional licensing arrangements as our "upfront revenue model."

        In the first quarter of fiscal 2010, we began offering a new term licensing model for our software. This new licensing model includes contractual provisions that provide customers with greater flexibility, in that customers receive SMS for the term of the arrangement and the right to unspecified future software products that may be introduced during the term of the arrangement for no additional fee. We refer to this licensing model as the new aspenONE licensing model. Under this licensing model, we recognize revenue over the term of the agreement on a subscription basis, beginning when the first payment is due, typically 30 days after signing the agreement, provided all other revenue recognition requirements are met.

        Additionally, in the first quarter of fiscal 2010, we also began licensing fixed-term point product arrangements in which customers receive SMS for the term of the arrangement. The related SMS is recognized over the term of the SMS agreement beginning with the due date of the annual payment and reported in services and other on the consolidated statements of operations. Occasionally, we expect certain customers to elect upfront payment terms. For these arrangements with upfront payment, all of the license revenue will be recognized upfront by applying the residual method of accounting when the below four revenue recognition requirements have been met.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Significant Accounting Policies (Continued)

        Over the next several years, we expect to transition substantially all of our customers to our new aspenONE licensing model or to point product arrangements with SMS bundled for the contract term. However, during this transition period we expect to execute some license contracts under the upfront revenue model, including perpetual licenses, which will continue to be recognized on an upfront basis.

        Four basic criteria must be satisfied before software license revenue can be recognized: persuasive evidence of an arrangement between us and an end user; delivery of our product has occurred; the fee for the product is fixed or determinable; and collection of the fee is reasonably assured.

          Persuasive evidence of an arrangement—We use a contract signed by the customer as evidence of an arrangement for software licenses and SMS. For professional services we use a signed contract and a statement of work to evidence an arrangement. In cases where both a signed contract and a purchase order are required by the customer, we consider both taken together as evidence of the arrangement.

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

          Under our upfront revenue model, we are able to demonstrate that the fees are fixed or determinable for all arrangements, including those for our term licenses that contain extended payment terms. We have an established history of collecting under the terms of these contracts without providing concessions to customers. In addition, we also assess whether contract modifications to an existing term arrangement constitute a concession. In making this assessment, significant analysis is performed to ensure that no concessions are given. Our software license agreements do not include right of return or exchange. For license arrangements executed under the upfront revenue model, we recognize license revenue upon delivery of the software products, provided all other revenue recognition requirements are met.

          With the introduction of the new aspenONE licensing model, and the changes to the licensing terms of our historical point product agreements sold on a fixed term basis, we cannot assert that the fees in these arrangements are fixed or determinable because the rights provided to customers and the economics of the arrangements are not comparable to our historical transactions with other customers under the upfront revenue model. As a result, the amount of revenue recognized for these new arrangements will be limited by the amount of customer payments currently due, which generally results in the fees being recognized over the term of the license contracts.

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

        We have established vendor-specific objective evidence (VSOE) of fair value for SMS and professional services, but not for our software products. Our VSOE determination is based upon the price charged to similarly situated customers when the elements are sold separately. We allocate the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Significant Accounting Policies (Continued)

arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee for perpetual and term licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. If VSOE does not exist for an undelivered element in an arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier.

        Under the upfront revenue model, the residual license fee is recognized upfront upon delivery of the software provided all other revenue recognition criteria were met. For arrangements entered into since July 2009, the arrangement fees are generally recognized over the term of the license agreement since these arrangements include contractual provisions such as rights to future unspecified software products for no additional fee or because we cannot assert that the fees are fixed or determinable.

Subscription Revenue

        When our fixed-term customers elect to license our products under the new aspenONE licensing model, SMS is included for the entire term of the arrangement and the customer receives the right to unspecified future software products that may be introduced during the term of the arrangement for no additional fee. These agreements combine the right to use all software products within a given product suite with SMS for the term of the arrangement. Due to our obligation to provide unspecified future software products, we are required to recognize the revenue ratably (i.e., monthly or on a subscription basis) over the term of the license, once the four revenue recognition criteria noted above are met. License and SMS revenue for arrangements sold under the new aspenONE licensing model are combined and presented together as subscription revenue in the consolidated statement of operations.

Software Revenue

        Software revenue consists of all license transactions that do not contain rights to future unspecified software products for no additional fee. Specifically, it includes license revenues recognized under the upfront revenue model upon the delivery of the license products (i.e. both perpetual and term license contracts); license revenues recognized over the term of the license agreements for fixed-term contracts including point product licenses with SMS bundled for the license term; and other license revenue derived from transactions that are being recognized over time as the result of not previously meeting one or more of the requirements for recognition under the upfront revenue model.

        The license fees derived from the sale of fixed-term point product arrangements with SMS included for the contract term are recognized under the residual method, as payments come due. The related SMS is recognized over the term of the SMS agreement beginning with the due date of the annual payment and is reported in services and other revenue on the consolidated statement of operations. Occasionally, we expect certain customers to elect upfront payment terms. For these arrangements with upfront payment, all of the license revenue will be recognized upfront by applying the residual method of accounting when the above four revenue recognition requirements have been met.

        Perpetual license arrangements do not include the same rights as those provided to customers under the new aspenONE licensing model. Accordingly, the license fees for perpetual license agreements will continue to be recognized upon delivery of the software products using the residual method provided all other revenue recognition requirements are met. The revenues attributable to perpetual software licenses are recognized in software revenue in the consolidated statement of operations.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Significant Accounting Policies (Continued)

Services and Other

  SMS Revenue

        Under the upfront revenue model, SMS is typically bundled with the license for the initial year of the license term. Under these arrangements, the fair value of the SMS is deferred and subsequently amortized into service and other revenue in the consolidated statement of operations over the contractual term of the SMS arrangement. SMS renewals are at the option of the customer.

        For arrangements executed under the new aspenONE licensing model or where point product licenses are sold with SMS for the contract term, the customer commits to SMS for the entire term of the license arrangement. The revenue related to the SMS component of the new aspenONE licensing model is reported in subscription revenue in the consolidated statements of operations. The revenue related to the SMS component of point product licenses, for which we have VSOE, is reported in services and other revenue in the consolidated statement of operations.

  Professional Services

        Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis and are generally recognized as the services are performed, assuming all other revenue recognition criteria have been met. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenues from fixed-price engagements are recognized using the proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. All revenue amounts are recognized within services and other revenue in the statement of operations. Project costs are based on standard rates, which vary by the consultant's professional level, plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. All project costs are expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the direct costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, management believes that using costs are the best available measure of performance. Reimbursables received from customers for out-of-pocket expenses are recorded as revenue. If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services. Revenues from committed professional services arrangements that are sold within close proximity or in contemplation of a new aspenONE license transaction are deferred and recognized on a ratable basis over the term of the related software arrangement.

        Occasionally, we provide professional services considered essential to the functionality of the software. We recognize the combined revenues from the sale of the software and related services using the percentage-of-completion method. However, when these professional services are combined with, and essential to, the functionality of a new aspenONE license transaction, the amount of combined revenues recognized will be the lesser of the amount determined by either the subscription method or the percentage-of-completion method.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Significant Accounting Policies (Continued)

Installments Receivable

        Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates. Finance fees are recognized using the effective interest method over the relevant license term and are classified as interest income. The amount of the installments receivable is split between current and non-current in the consolidated balance sheets.

        Under the new aspenONE licensing model and for point product arrangements sold with SMS bundled for the entire license term, receivables are recorded when the payments become due and payable. Payment amounts under extended payment term arrangements are not presented in the consolidated balance sheets as the related arrangement fees are not fixed or determinable. As a result, all contractual payments will be recorded as revenue on a gross basis in the consolidated statements of operations either as subscription or software revenue.

Deferred Revenue

        Under the upfront revenue model and point product arrangements, a portion of the arrangement fee is generally recorded as deferred revenue due to the inclusion of an undelivered element, typically SMS. The amount of revenue allocated to undelivered elements is based on the VSOE of fair value for those elements using the residual method and is earned and recognized as revenue as each element is delivered. Deferred revenue related to these transactions generally consists of SMS and represents payments received in advance of services rendered as of the balance sheet dates.

        Under the new aspenONE licensing model, customers receive SMS for the full contract term, and receive rights to unspecified future products for no additional fee. As VSOE does not exist for both of these undelivered elements, we are required to recognize the revenue ratably (i.e. monthly or on a subscription basis) over the term of the license. Therefore, deferred revenue is recorded as each payment comes due and revenue is recognized ratably over the associated license period.

Other Licensing Matters

        Our standard licensing agreements include a product warranty provision. Such warranties are accounted for in accordance with ASC 460, "Guarantees" (ASC 460). The likelihood that we will be required to make refunds to customers under such provisions is considered remote. Historically, any such payments have been deminimus.

        Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that our software products infringe the intellectual property rights of a third-party. In most cases, in the event of an infringement claim, we retain the right to (i) procure for the customer the right to continue using the software product; (ii) replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, we may terminate the license agreement and provide a refund to the customer up to the license fees paid by the customer. Such indemnification provisions are accounted for in accordance with ASC 460. The likelihood that we will be required to make refunds to customers under such provisions is considered remote. In most cases and where legally enforceable, the indemnification is limited to the amount paid by the customer.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Significant Accounting Policies (Continued)

Reclassifications

        Certain line items in the prior period financial statements have been reclassified to conform to currently reported presentations.

        For further information with regard to our "Significant Accounting Policies", please refer to Note 2 of our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

4. Income Taxes

        The provision for income taxes in the first quarter of fiscal 2010 decreased by $4.6 million compared to the corresponding period in the prior year. This decrease was primarily due to the required recognition of additional reserves for uncertain tax positions in the amount of $4.2 million in the first quarter of fiscal 2009, while no additional reserves were identified in the first quarter of fiscal 2010.

5. Fair Value

        Effective July 1, 2008, we adopted the provisions of ASC 820, "Fair Value Measurements and Disclosures" (ASC 820), for financial assets and financial liabilities. Effective July 1, 2009, we adopted the provisions of ASC 820 for non-financial assets and non-financial liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.

        ASC 820 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

        Cash Equivalents.    Cash equivalents are reported at fair value utilizing Level 1 Inputs. We obtain quoted market prices in identical markets to estimate the fair value of our cash equivalents.

        Financial instruments not measured or recorded at fair value in the accompanying financial statements consist of accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings. The estimated fair value of accounts receivable, installments

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Fair Value (Continued)

receivable, collateralized receivables and accounts payable approximates the carrying value. The estimated fair value of secured borrowings exceeded the carrying value by $3.6 million at September 30, 2009. The fair value of secured borrowing was calculated using interest rates that were indirectly observable in markets for similar liabilities.

        The following table summarizes financial assets and financial liabilities measured and recorded at fair value on a recurring basis in the accompanying financial statements as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs Level (3)
Assets:
Cash equivalents	$74,000	74,000	—	—

        Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. The adoption of ASC 820 for non-financial assets and non-financial liabilities had no material impact on the financial statements as of and for the three months ended September 30, 2009.

6. Supplementary Balance Sheet Information

        Accrued expenses in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	September 30, 2009	June 30, 2009
Royalties and outside commissions	$6,970	$8,627
Payroll and payroll-related	12,198	13,793
Restructuring accruals	4,739	4,974
Amounts due to receivable sale facilities for collections	93	2,724
Other	14,387	17,764

Total accrued expenses	$38,387	$47,882

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Supplementary Balance Sheet Information (Continued)

        Other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	September 30, 2009	June 30, 2009
Restructuring accruals	$6,463	$7,244
Deferred rent	2,289	2,333
Royalties and outside commissions	4,458	5,852
Other	20,443	20,430

Total other non-current liabilities	$33,653	$35,859

7. Net (Loss) Income per Common Share

        Basic (loss) income per share was determined by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net (loss) income by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include employee equity awards and warrants, based on the treasury stock method, and other commitments to be settled in common stock. For the three months ended September 30, 2009, all potential common shares were anti-dilutive due to the net loss. The calculations of basic and diluted net (loss) income per share and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2009			2008
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic (loss) income per share:
Net (loss) income	$(21,062)	90,107	$(0.23)	$11,653	90,019	$0.13
Diluted earnings per share:
Employee equity awards		—			3,512
Warrants		—			474

Net (loss) income giving effect to dilutive adjustments	$(21,062)	90,107	$(0.23)	$11,653	94,005	$0.12

        The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding because the exercise price of the employee equity awards and warrants exceeded the average market price for our common stock and/or their effect would be anti-dilutive at the balance sheet date (in thousands):

	Three Months Ended September 30,
	2009	2008
Employee equity awards and warrants	8,258	1,308

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Comprehensive (Loss) Income

        Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive (loss) income for the three months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Net (loss) income	$(21,062)	$11,653
Foreign currency translation adjustments	1,599	620

Total comprehensive (loss) income	$(19,463)	$12,273

9. Commitments and Contingencies

(a) FTC and Honeywell Settlement

        In December 2004, we entered into a consent decree with the Federal Trade Commission (FTC) with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech Ltd. and related subsidiaries of AEA Technology plc (Hyprotech) in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, we entered into an agreement with Honeywell International, Inc. (Honeywell) on October 6, 2004, pursuant to which we transferred our operator training business and certain rights to the intellectual property of various legacy Hyprotech products.

        We are subject to ongoing compliance obligations under the FTC consent decree. On July 6, 2009, we announced that the FTC closed an investigation relating to the alleged violations of the decree, and issued an order modifying the consent decree. The modified order became final on August 20, 2009. The modification to the 2004 consent decree requires that we continue to provide the ability for users to save input variable case data for Aspen HYSYS and Aspen HYSYS Dynamics software in a standard "portable" format, which will make it easier for users to transfer case data from later versions of the products to earlier versions. We will also provide documentation to Honeywell of the Aspen HYSYS and Aspen HYSYS Dynamics input variables, as well as documentation of the covered heat exchange products. These requirements will apply to all existing and future versions of the covered products through up to 2014. In addition, in connection with the settlement of the related litigation with Honeywell, we have provided to Honeywell a license to modify and distribute (in object code form) certain versions of our flare system analyzer software.

(b) Class action and opt-out claims

        In March 2006, we settled class action litigation, including related derivative claims, arising out of our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. Certain members of the class representing 1,457,969 shares of common stock (or less than 1% of the shares putatively purchased during the class action period) opted out of the settlement and had the right to bring their own state or federal law claims against us, referred to as "opt-out" claims.

        Opt-out claims were filed on behalf of the holders of approximately 1.1 million of such shares. One of these actions was settled. The claims in the remaining actions (described below) include claims

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

against us and one or more of our former officers alleging securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action.

  •
  Blecker, et al. v. Aspen Technology, Inc.,et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, is an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed on July 18, 2008, and a non-jury trial began on November 3, 2009 and concluded on November 24, 2009. The court has taken the matter under advisement. On October 17, 2008, the plaintiffs filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al ., Civ. A. No. 08-4625-BLS1 (Blecker II). The sole claim in Blecker II is based on the Massachusetts Uniform Securities Act. We served a motion to dismiss on December 3, 2008 which was granted on December 10, 2009.

  •
  380544 Canada, Inc. et al. v. Aspen Technology, Inc. et al., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is scheduled to conclude on February 12, 2010.

  •
  The claims in the Blecker and 380544 Canada actions referenced above are for damages totaling at least $20 million, not including claims for treble damages and attorneys' fees. We plan to defend the 308544 Canada action vigorously. We can provide no assurance as to the outcome of these cases or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against us for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business.

(c) ATME Arbitration

        Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with a reseller known as AspenTech Middle East W.L.L., a Kuwait corporation ("ATME" or the reseller). Effective October 6, 2009, we terminated the reseller relationship for material breach by the reseller based on certain actions of the reseller.

        On November 2, 2009, ATME commenced an action in the Queen's Bench Division (Commercial Court) of the High Court of Justice (England & Wales) captioned In The Matter Of An Intended Arbitration Between AspenTech Middle East W.L.L. And Aspen Technology, Inc., 2009 Folio 1436, seeking preliminary injunctive relief restraining us from taking any steps to impede ATME from serving as our exclusive reseller in the countries included in our agreement with ATME. We filed evidence in opposition to that request for relief on November 12, 2009. At a hearing on November 13, 2009, the court dismissed ATME's application for preliminary injunctive relief. The court sealed an Order to this effect on November 23, 2009, and further ordered that ATME pay our costs of claim, specifically by making a payment on account in the amount of ninety thousand pounds (£90,000) with the balance to go to detailed assessment on an indemnity basis.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

        Relatedly, on November 11, 2009, we commenced an arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO, by filing a request for arbitration in that court. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of our agreement and that our termination of our agreement was lawful, and seeking damages for ATME's willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against us seeking a declaratory judgment that we unlawfully terminated our agreement with ATME, and seeking damages for breach of contract by reason of our purported unlawful termination of our agreement. Our reply to those counterclaims is due on December 18, 2009.

        While we believe that ATME's claims are without merit and that we were entitled to terminate the reseller relationship, we can provide no assurance as to the outcome of the dispute. Regardless of the outcome, such claims may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement document relating to the terminated relationship contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee would be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of the reseller, as well as the reseller's actual financial performance. Based on the formula and the financial information provided to us by the reseller, which we have not had the opportunity to verify independently, a recent calculation associated with termination other than for material breach based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement document, no termination fee is owed on termination for material breach.

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

        We have entered into agreements with other executive officers, providing for severance payments in the event that the executive is terminated by us other than for cause. Payments under these

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

agreements consist of continuation of base salary for a period of 12 months, payment of prorated incentive plan amounts and other benefits specified therein.

10. Segment Information

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

        We have three operating segments: a) license, b) maintenance, training and other, and c) professional services. The chief operating decision maker assesses financial performance and allocates resources based upon the three lines of business.

        The license line of business is engaged in the development and licensing of software. The professional services line of business offers implementation, advanced process control, real-time optimization and other professional services in order to provide customers with complete solutions. The maintenance, training and other line of business provides customers with a wide range of support services that include on-site support, telephone support, software updates and various forms of training on how to use our products.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. We do not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments.

        The following table presents a summary of operating segments for the three months ended September 30, 2009 and 2008 (in thousands):

	License	Maintenance, Training, and Other	Professional Services	Total
Three Months Ended September 30, 2009—
Segment revenue	$11,107	$18,990	$9,699	$39,796
Segment expenses	14,715	3,873	10,098	28,686

Segment operating (loss) profit(1)	$(3,608)	$15,117	$(399)	$11,110

Three Months Ended September 30, 2008—
Segment revenue	$49,637	$21,343	$15,426	$86,406
Segment expenses	16,396	3,585	10,649	30,630

Segment operating profit(1)	$33,241	$17,758	$4,777	$55,776

(1)
The segment operating profits reported reflect only the expenses of the operating segment and do not contain an allocation for selling and marketing, general and administrative, research and development, restructuring and other corporate expenses incurred in support of the segments.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Segment Information (Continued)

Reconciliation to (Loss) Income Before Provision for Taxes

        The following table presents a reconciliation of total segment operating profit to (loss) income before provision for income taxes for the three months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
	2009	2008
Total segment operating profit	$11,110	$55,776
Cost of license and amortization for technology related costs	(1,773)	(2,647)
Selling and marketing	(3,508)	(3,687)
Research and development	(9,724)	(10,054)
General and administrative and overhead	(20,889)	(19,308)
Stock compensation and employee tax reimbursements	(1,907)	(872)
Corporate and executive bonuses	2,158	(860)
Restructuring charges	(271)	(34)
Loss on sales and disposals of assets	—	(4)
Other income (expense)	2,269	(3,581)
Interest income, net	3,038	3,061

(Loss) income before provision for income taxes	$(19,497)	$17,790

11. Subsequent Events

        For purposes of this interim financial information, December 18, 2009 is the date through which subsequent events have been evaluated and represents the date the financial statements were issued.

        On October 29, 2009 the Board of Directors approved the grant as of November 9, 2009 of 264,640 stock options and 2,727,033 restricted stock units under the 2001 Stock Option Plan and the 2005 Stock Incentive Plan, respectively.

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

        In addition to historical information, this Quarterly Report contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. You should carefully review the risk factors described in "Item 1A. Risk Factors" of Part II below. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.

        Our fiscal year ends on June 30, and references in this Quarterly Report to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2010" refers to the year ending June 30, 2010).

Business Overview

        We are a leading supplier of integrated software and services to the process industries, for which the principal markets consist of: energy, chemicals, pharmaceuticals, and engineering and construction. Additionally, we also serve other industries such as power and utilities, consumer products, metals and mining, pulp and paper and biofuels, which manufacture and produce products from a chemical process. We provide a comprehensive, integrated suite of software applications that utilize proprietary empirical models of chemical manufacturing processes to improve plant and process design, economic evaluation, production, production planning and scheduling, supply chain optimization, and operational performance, and an array of services designed to optimize the utilization of these products by our customers. We are organized into three operating segments: software licenses, maintenance, training and other, and professional services. Each of these operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in U.S. dollars, we conduct a significant number of transactions in currencies other than U.S. dollars.

        Adverse changes in the economy and global economic and political uncertainty have previously caused delays and reductions in information technology (IT) spending by our customers and a consequent deterioration of the markets for our products and services, particularly our manufacturing/supply chain product suites. As a result of the decline in economic conditions during fiscal 2009 which continued into the first quarter of fiscal 2010, we experienced some reductions, delays and postponements of customer purchases that negatively impacted our bookings, revenues and operating results.

New Licensing Model

        In July 2009, we announced that for the fiscal year commencing July 1, 2009, we would offer a new term licensing model for our software. The new aspenONE licensing model provides customers with access to all engineering or manufacturing/supply chain software products within an aspenONE software suite. As part of the new offering, customers receive SMS for the term of the license and the right to unspecified future software products that may be introduced during the term of the arrangement for no additional fee. The new aspenONE licensing model provides customers the ability to utilize any product within an aspenONE suite through the use of tokens (exchangeable units of measurement) which they license in quantities sufficient for their business needs. We expect that the increased flexibility of this licensing model, which facilitates ease of access to the products in the aspenONE suite, will lead to increased usage over time, and should contribute to increased revenue.

        Prior to fiscal 2010, we offered term licenses to our customers for specifically defined sets of products (referred to as "point products") within the aspenONE solution suites based upon their particular needs. We typically recognized revenue for these term license agreements upon shipment of the software, at the net present value of the aggregate license fees, provided all other revenue recognition criteria were met. We refer to this revenue recognition approach as the "upfront revenue model." We also sold perpetual licenses, which were also recognized on an upfront basis. Increasingly, the majority of our software licenses have been term-based. Licenses that did not qualify for upfront recognition were either deferred until such time as all revenue recognition criteria had been met, or recognized over the license term.

        Under the upfront revenue model we offered annually renewable SMS as a component of our arrangements. Generally, SMS was provided for the first year of the license agreement and renewed annually at the customers' discretion. Revenue from SMS was recognized ratably over the term of the SMS agreement. The majority of our customers renew their support contracts when eligible to do so.

        Under the new aspenONE licensing model, the license, SMS, and the right to future unspecified products are included in the arrangement fee. These arrangements do not qualify for upfront revenue recognition because customers have the right to future unspecified products. Revenue under this new licensing model will be recognized over the term of the agreement on a subscription basis, beginning when the first payment is due, typically 30 days after signing the agreement.

        In addition to our new aspenONE licensing model, we continue to offer term licenses for specifically defined sets of point products. Beginning in the first quarter of fiscal 2010, we began licensing point products with SMS included for the full license term. Revenue for these arrangements will be recognized over the term of the contract as payments become due. The related SMS is recognized over the term of the SMS agreement beginning with the due date of the annual payment and reported in services and other on the consolidated statements of operations. Occasionally, we expect certain customers to elect upfront payment terms. For these arrangements with upfront payment, all of the license revenue will be recognized upfront by applying the residual method of accounting.

        As a result of the changes to our business model, the majority of our license revenue will no longer be recognized on an upfront basis, but will instead be recognized over the contract term, either on a subscription basis or as payments become due. Since we previously recognized much of the revenue associated with the term license agreements executed prior to fiscal 2010, we will report significantly lower revenues for several years. Until such time as existing contracts expire and are renewed under the new aspenONE licensing model, we will not realize a significant increase in our subscription revenue. Additionally, if a professional service arrangement is contracted in close proximity to a related license agreement which qualifies for recognition under our aspenONE licensing model, the professional services revenues will be recognized over the license contract term. There will not be a corresponding reduction in operating expenses, therefore; we anticipate reporting significant operating and net losses for at least several years.

        It is not our intention to enter into new or renewal term contracts that will qualify for revenue recognition under the upfront revenue model. However, we may elect to do so on a limited basis. The incremental revenue associated with amendments to existing term contracts that were recognized under the upfront revenue model will continue to be accounted for on an upfront basis provided all other revenue recognition requirements have been met. Additionally, we will continue to offer perpetual license arrangements. We do not anticipate that either of these types of arrangements will represent a significant portion of our future license revenue.

        The predominant method of customer billing and cash collections is consistent between the new aspenONE and upfront licensing models: we will continue to invoice the customer over the license contract term (generally on an annual basis), provided the customer does not elect to make payment in full at the outset of the arrangement. Consequently, we do not expect any material change to net cash provided by operating activities as a result of the changes to the way we license our products, assuming the introduction of the new aspenONE licensing model does not negatively impact customer retention.

        Under the upfront revenue model, we record the net present value of the un-invoiced payments remaining on our license contracts as installments receivable. Under the new aspenONE licensing model, the arrangements are not deemed to be fixed or determinable. Therefore, the un-invoiced payments remaining on our license contracts will not be recorded on the balance sheet. We expect that the conversion to the new licensing model will cause the installments receivable balance to decline over time. Additionally, we expect deferred revenues will increase over time since the annual installments for license transactions executed under the new aspenONE licensing model will be deferred and recognized on a subscription basis.

        Historically, to assess our financial results and condition, we used a number of quantitative and qualitative performance indicators. These indicators included: software license bookings; the value of our installed customer base; revenue and expense trends; gross margins; operating and net income; cash and cash equivalents; cash flow; and liquidity metrics. As a result of the movement to the new aspenONE licensing model and the anticipated reduction in reported revenues and income, a number of these indicators will not be meaningful for the next several years. Accordingly, we will focus on: the change in the value of our installed customer base; software license bookings; expense trends; cash and cash equivalents; cash flow; and collateralized receivables and secured borrowings balances.

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

        Our software license business represented 53.2% of our total revenues on a trailing four-quarter basis.

Maintenance, Training and Other

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

        Revenues generated by our maintenance, training and other business represented 30.7% of our total revenues on a trailing four quarter basis and are closely correlated to changes in our installed base of software licenses. This percentage has increased as a result of the implementation of the new aspenONE licensing model which recognizes revenue over time, as opposed to our historical practice of generally recognizing revenue upfront upon shipment. The majority of our customers renew their support contracts when eligible to do so, and the majority of new software license contracts sold include a maintenance component.

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

        Customers who obtain professional services from us typically engage us to provide such services over periods of up to 24 months. We generally charge customers for professional services, ranging from supply chain to on-site advanced process control and optimization assistance services, on a fixed-price basis or time-and-materials basis. Professional services represented 16.1% of our total revenues on a trailing four-quarter basis, and has experienced lower margins than our other business segments.

Critical Accounting Estimates and Judgments

        Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  •
  revenue recognition for both software licenses and fixed-fee professional services;

  •
  impairment of long-lived assets, goodwill and intangible assets;

  •
  accounting for contingencies; and

  •
  accounting for income taxes.

Revenue Recognition

        We generate revenue from the following sources: (1) licensing software products; (2) providing post contract support (referred to as SMS); and (3) providing professional services including consulting and training. We sell our software products to end-users under fixed-term and perpetual licenses. As a standard business practice, we offer extended payment term options for our fixed-term license contracts, which are generally payable on an annual basis. Certain of our fixed-term license agreements include product mixing rights that allow customers the flexibility to change or alternate the use of multiple products included in the license arrangement after those products are delivered to the customer. We refer to these arrangements as token arrangements. Tokens are fixed units of measure. The amount of software usage is limited by the value of the tokens purchased by the customer.

        Historically, we executed software license arrangements that included contractual provisions that resulted in the "upfront" recognition of license revenue upon delivery of the software products provided all other revenue recognition requirements were met. We refer to these traditional licensing arrangements as our "upfront revenue model."

        In the first quarter of fiscal 2010, we began offering a new term licensing model for our software. This new licensing model includes contractual provisions that provide customers with greater flexibility, in that customers receive SMS for the term of the arrangement and the right to unspecified future software products that may be introduced during the term of the arrangement for no additional fee. We refer to this licensing model as the new aspenONE licensing model. Under this licensing model, we recognize revenue over the term of the agreement on a subscription basis, beginning when the first payment is due, typically 30 days after signing the agreement, provided all other revenue recognition requirements are met.

        Additionally, in the first quarter of fiscal 2010, we also began licensing fixed-term point product arrangements in which customers receive SMS for the term of the arrangement. With the inclusion of SMS for the full term of the license, revenue can no longer be recognized under the upfront revenue model as the aggregate fees are not considered fixed or determinable. Revenue for these arrangements will be recognized as payments become due over the term of the contract, provided all other revenue recognition requirements are met. The related SMS is recognized over the term of the SMS agreement beginning with the due date of the annual payment and reported in services and other on the consolidated statements of operations. Occasionally, we expect certain customers to elect upfront payment terms. For these arrangements with upfront payment, all of the license revenue will be recognized upfront by applying the residual method of accounting when the below four revenue recognition requirements have been met.

        Over the next several years, we expect to transition substantially all of our customers to our new aspenONE licensing model or to point product arrangements with SMS bundled for the contract term. However, during this transition period we expect to execute some license contracts under the upfront revenue model, including perpetual licenses, which will continue to be recognized on an upfront basis.

        Revenue recognition requirements in the software industry are complex and require us to make many estimates. Four basic criteria must be satisfied before software license revenue can be recognized: persuasive evidence of an arrangement between us and an end user; delivery of our product has occurred; the fee for the product is fixed or determinable; and collection of the fee is reasonably assured.

          Persuasive evidence of an arrangement—We use a contract signed by the customer as evidence of an arrangement for software licenses and SMS. For professional services we use a signed contract and a statement of work to evidence an arrangement. In cases where both a signed contract and a purchase order are required by the customer, we consider both taken together as evidence of the arrangement.

          Delivery of our product—Software and the corresponding access keys are generally delivered to customers via disk media with standard shipping terms of Free Carrier, our warehouse. Our software license agreements do not contain conditions for acceptance.

          Fee is fixed or determinable—We assess whether a fee is fixed or determinable at the outset of the arrangement. Significant judgment is involved in making this assessment.

          Under our upfront revenue model, we are able to demonstrate that the fees are fixed or determinable for all arrangements, including those for our term licenses that contain extended payment terms. We have an established history of collecting under the terms of these contracts without providing concessions to customers. In addition, we also assess whether contract modifications to an existing term arrangement constitute a concession. In making this assessment, significant analysis is performed to ensure that no concessions are given. Our software license agreements do not include right of return or exchange. For license arrangements executed under the upfront revenue model, we recognize license revenue upon delivery of the software products, provided all other revenue recognition requirements are met.

          With the introduction of the new aspenONE licensing model, and the changes to the licensing terms of our historical point product agreements sold on a fixed term basis, we cannot assert that the fees in these arrangements are fixed or determinable because the rights provided to customers and the economics of the arrangements are not comparable to our historical transactions with other customers under the upfront revenue model. As a result, the amount of revenue recognized for these new arrangements will be limited by the amount of customer payments currently due, which generally results in the fees being recognized over the term of the license contracts.

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

        Our management uses its judgment concerning the satisfaction of these four basic criteria, particularly the criteria relating to the determination of whether the arrangement fees are fixed or determinable and the criteria relating to the collectability of the arrangement fees, during evaluation of each revenue transaction. Additionally, judgment is required concerning the satisfaction of these criteria for reseller transactions. We typically recognize the fees related to reseller transactions on a net basis using the sell-through method of accounting. To date, revenue related to our reseller arrangements has not been material.

        We have established vendor-specific objective evidence (VSOE) of fair value for SMS and professional services, but not for our software products. Our VSOE determination is based upon the price charged to similarly situated customers when the elements are sold separately. We allocate the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee for perpetual and term licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. If VSOE does not exist for an undelivered element in an arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier.

        Under the upfront revenue model, the residual license fee is recognized upfront upon delivery of the software provided all other revenue recognition criteria were met. For arrangements entered into since July 2009, the arrangement fees are generally recognized over the term of the license agreement since these arrangements include contractual provisions such as rights to future unspecified software products for no additional fee or because we cannot assert that the fees are fixed or determinable.

Subscription Revenue

        When our fixed-term customers elect to license our products under the aspenONE licensing model, SMS is included for the entire term of the arrangement and the customer receives the right to unspecified future software products that may be introduced during the term of the arrangement for no additional fee. These agreements combine the right to use all software products within a given product suite with SMS for the term of the arrangement. Due to our obligation to provide unspecified future software products, we are required to recognize the revenue ratably (i.e. monthly or on a subscription basis) over the term of the license, once the four revenue recognition criteria noted above are met. License and SMS revenue for arrangements sold under the new aspenONE licensing model are combined and presented together as subscription revenue in the consolidated statements of operations.

Software Revenue

        Software revenue consists of all license transactions that do not contain rights to future unspecified software products for no additional fee. Specifically, it includes license revenues recognized under the upfront revenue model upon the delivery of the license products (i.e., both perpetual and term license contracts); license revenues recognized over the term of the license agreements for fixed-term contracts including point product licenses with SMS bundled for the entire license term; and other license revenue derived from transactions that are being recognized over time as the result of not previously meeting one or more of the requirements for recognition under the upfront revenue model.

        The license fees derived from the sale of fixed-term point product arrangements with SMS included for the contract term are recognized under the residual method, as payments come due. The related SMS is recognized over the term of the SMS agreement beginning with the due date of the annual payment and is reported in services and other on the consolidated statement of operations. Occasionally, we expect certain customers to elect upfront payment terms. For these arrangements with upfront revenue, all of the license revenue will be recognized upfront by applying the residual method of accounting when the above four revenue recognition requirements have been met.

        Perpetual license arrangements do not include the same rights as those provided to customers under the new aspenONE licensing model. Accordingly, the license fees for perpetual license agreements will continue to be recognized upon delivery of the software products using the residual method provided all other revenue recognition requirements are met. The revenues attributable to perpetual software licenses are recognized in software revenue in the consolidated statement of operations.

Services and Other

  SMS Revenue

        Under the upfront revenue model, SMS is typically bundled with the license for the initial year of the license term. Under these arrangements, the fair value of the SMS is deferred and subsequently amortized into service and other revenue in the consolidated statements of operations over the contractual term of the SMS arrangement. SMS renewals are at the option of the customer.

        For arrangements executed under the new aspenONE licensing model or where point product licenses are sold with SMS for the contract term, the customer is committed to SMS for the entire term of the license arrangement. The revenue related to the SMS component of the new aspenONE licensing model is reported in subscription revenue in the consolidated statements of operations. The revenue related to the SMS component of point product licenses, for which we have VSOE, is reported in services and other revenue in the consolidated statement of operations.

  Professional Services

        Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis and are generally recognized as the services are performed, assuming all other revenue recognition criteria have been met. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenues from fixed-price engagements are recognized using the proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. All revenue amounts are recognized within services and other revenue in the statement of operations. Project costs are based on standard rates, which vary by the consultant's professional level, plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. All project costs are expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the direct costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, management believes that using costs are the best available measure of performance. Reimbursables received from customers for out-of-pocket expenses are recorded as revenue. If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services. Revenues from committed professional services arrangements that are sold within close proximity or in contemplation of a new

aspenONE license transaction are deferred and recognized on a ratable basis over the term of the related software arrangement.

        Occasionally, we provide professional services considered essential to the functionality of the software. We recognize the combined revenues from the sale of the software and related services using the percentage-of-completion method. However, when these professional services are combined with, and essential to, the functionality of an aspenONE license transaction, the amount of combined revenues recognized will be the lesser of the amount determined by either the subscription method or the percentage-of-completion method.

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

Installments Receivable

        Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates. Finance fees are recognized using the effective interest method over the relevant license term and are classified as interest income. The amount of the installments receivable is split between current and non-current in the consolidated balance sheets.

        Under the new aspenONE licensing model and for point product arrangements sold with SMS bundled for the entire license term, receivables are recorded when the payments become due and payable. Payment amounts under extended payment term arrangements are not presented in the consolidated balance sheets as the related arrangement fees are not fixed or determinable. As a result, all contractual payments will be recorded as revenue on a gross basis in the consolidated statements of operations either as subscription or software revenue.

Deferred Revenue

        Under the upfront revenue model and point product arrangements, a portion of the arrangement fee is generally recorded as deferred revenue due to the inclusion of an undelivered element, typically SMS. The amount of revenue allocated to undelivered elements is based on the VSOE of fair value for those elements using the residual method and is earned and recognized as revenue as each element is delivered. Deferred revenue related to these transactions generally consists of SMS and represents payments received in advance of services rendered as of the balance sheet dates.

        Under the new aspenONE licensing model, customers receive SMS for the full contract term, and receive rights to unspecified future products for no additional fee. As VSOE does not exist for both of these undelivered elements, we are required to recognize the revenue ratably (i.e. monthly or on a subscription basis) over the term of the license. Therefore, deferred revenue is recorded as each payment comes due and revenue is recognized ratably over the associated license period.

Other Licensing Matters

        Our standard licensing agreements include a product warranty provision for all products. Such warranties are accounted for in accordance with ASC 460, "Guarantees" (ASC 460). The likelihood that we will be required to make refunds to customers under such provisions is considered remote. Historically, any such payments have been deminimus.

        Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that our software products infringe the intellectual property rights of a third-party. In most cases, in the event of an infringement claim, we retain the right to (i) procure for the customer the right to continue using the software product; (ii) replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, we may terminate the license agreement and provide a refund to the customer up to the license fees paid by the customer. Such indemnification provisions are accounted for in accordance with ASC 460. The likelihood that we will be required to make refunds to customers under such provisions is considered remote. In most cases and where legally enforceable, the indemnification is limited to the amount paid by the customer.

        Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2009 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and 2008

        The following table sets forth our condensed consolidated statements of operations for the three months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
Revenues:
Subscription	$25	0.1%	$—	0.0%
Software	11,082	27.8	49,637	57.4

Total subscription and software	11,107	27.9	49,637	57.4
Services and other	28,689	72.1	36,769	42.6

Total revenues	39,796	100.0	86,406	100.0

Cost of revenues:
Subscription and software	1,773		2,647
Services and other	15,696		16,519

Total cost of revenues	17,469	43.9	19,166	22.2

Gross profit	22,327	56.1	67,240	77.8

Operating costs:
Selling and marketing	20,552	51.6	22,125	25.6
Research and development	10,894	27.4	12,652	14.6
General and administrative	15,414	38.7	14,115	16.3
Restructuring charges	271	0.7	34	0.0
Loss on sales and disposals of assets	—	0.0	4	0.0

Total operating costs	47,131		48,930

(Loss) income from operations	(24,804)	(62.3)	18,310	21.2

Interest income	5,449	13.7	5,915	6.8
Interest expense	(2,411)	(6.1)	(2,854)	(3.3)
Other income (expense), net	2,269	5.7	(3,581)	(4.1)

(Loss) income before provision for income taxes	(19,497)	(49.0)	17,790	20.6
Provision for income taxes	(1,565)		(6,137)

Net (loss) income	$(21,062)	(52.9)%	$11,653	13.5%

  Revenues

        Total revenues for the first quarter of fiscal 2010 decreased by $46.6 million compared to the corresponding period of the prior year. This decrease consisted primarily of a $38.6 million reduction in software revenue and $8.0 million reduction in services and other revenues.

  Subscription Revenue

        Subscription revenue represents the amount of revenue recognized ratably during the reporting period from subscription license agreements that were in effect during the period, including SMS and software license fees. These agreements provide customers with the right to receive unspecified future products as well as SMS for the full term of the arrangement.

        During the first quarter of fiscal 2010 we had less than $0.1 million of revenue from subscription software. There were no subscription products offered in prior periods. The relatively small amount of subscription software recognized in the period is a reflection of the short time span that the new aspenONE licensing model has been available.

        Although we expect to see growth in subscription revenue during the balance of fiscal 2010, until such time as a significant portion of existing term contracts which were recognized under the upfront revenue model expire and are renewed under the new aspenONE licensing model, we will not realize a significant increase in our subscription revenue.

  Software Revenue

        Software revenue consists of all license transactions that do not contain rights to future unspecified software products for no additional fee. Specifically, it includes license revenues recognized under the upfront revenue model upon the delivery of the license products (i.e. both perpetual and term license contracts); license revenues recognized over the term of the license agreements with SMS bundled for the entire license term; and other license revenue derived from transactions that are being recognized over time as the result of not previously meeting one or more of the requirements for recognition under the upfront revenue model.

        Software revenue in the first quarter of fiscal 2010 was $11.1 million as compared to $49.6 million in the corresponding period of the prior fiscal year, a decrease of $38.5 million. The decrease is primarily attributable to the changes to our business model, described above. Prior to July 2009, the majority of our license revenue was recognized on an upfront basis. Going forward, most of our software revenue will instead be recognized over the contract term, either on a subscription basis or as payments become due. During the first quarter of fiscal 2009, the majority of license bookings qualified for revenue recognition under the upfront revenue model and approximately $30 million of those bookings were recognized as revenue during the period. In comparison, approximately $3 million was recognized during the current quarter under our upfront revenue model. Additionally, during the first quarter of fiscal 2009 approximately $23 million of revenues were recognized from agreements that were previously deferred as they did not meet all of the revenue recognition criteria as compared to approximately $8 million in the first quarter of fiscal 2010.

        Looking ahead for the balance of fiscal 2010, we expect the majority of revenue related to software fees to be amounts on contracts entered into in prior periods that did not qualify for upfront recognition, and to a lesser degree, new perpetual license arrangements.

  Services and Other Revenue

        Services and other revenue primarily consist of professional services, SMS on software fees (excluding SMS bundled in the new aspenONE license offering), and training and are dependent upon a number of factors:

  •
  the number, value and rate per hour of service transactions booked during the current and preceding periods;

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

        Services and other revenue in the first quarter of fiscal 2010 decreased by $8.0 million compared to the corresponding period of the prior fiscal year. Professional services revenue decreased by $5.7 million during the first quarter of fiscal 2010 as compared to the corresponding period of the prior fiscal year. The most significant portion of the decrease is due to the decline in the global economic environment which impacted our customers' ability to commit to more discretionary spending initiatives. We began to experience the impact during our second quarter of fiscal 2009.

        In addition to the impact of the economic downturn, approximately $3.0 million of the change in professional services revenue was caused by timing of revenue recognition and changes in reserves. The timing of revenue recognition favorably impacted the first quarter of fiscal 2009 by $1.0 million and unfavorably impacted the first quarter of fiscal 2010 by $1.1 million. Although professional service revenue was down period-over-period, revenue in the first quarter of fiscal 2010 was comparable to the fourth quarter of fiscal 2009. We expect our professional services revenue to remain consistent in the near-term.

        Revenues from SMS decreased $1.1 million in the first quarter of fiscal 2010 compared to the corresponding period of the prior fiscal year. The decrease was due to the continued trend of customers electing to replace perpetual agreements with new term contracts. Moving customers to term-based contracts generally results in larger combined software license and SMS revenue for the business, however, it results in a reduction in SMS revenue. Another contributing factor to the decrease in SMS revenue was slightly lower renewal rates related to the overall decline in the global economic environment. We expect renewal rates to stabilize in the near term. Looking ahead we expect service and other revenue to decrease, as we transition our business to a predominately subscription model, because the revenue associated with SMS will be reported as subscription revenue within the consolidated statements of operations.

        Training revenue decreased $1.1 million in the first quarter of fiscal 2010 as compared to the corresponding period of the prior fiscal year due to the overall decline in the global economic environment. Training revenue rebounded somewhat from the fourth quarter of fiscal 2009, increasing $0.4 million.

  Cost of Subscription and Software

        Cost of subscription and software consists of royalties, amortization of previously capitalized software costs, costs of providing SMS on our new aspenONE license offering, and costs related to delivery of software including third-party software costs.

        Costs of subscription and software in the first quarter of fiscal 2010 decreased $0.9 million compared to the corresponding period of the prior fiscal year. This period-over-period reduction was primarily related to a decrease in third-party software costs related to our license products. Due to the adoption of the new licensing model, we renegotiated the majority of our royalty arrangements to a flat fee basis. The costs related to these royalty arrangements will be incurred over the course of the related customer license arrangements, similar to the manner with which we recognize revenue under our subscription-based licensing model.

  Cost of Services and Other

        Cost of services and other consists primarily of personnel-related and external consultant costs associated with providing professional services, SMS (excluding the cost of providing SMS for our new aspenONE licensing model), and training to customers.

        Cost of services and other for the first quarter of fiscal 2010 decreased $0.8 million compared to the corresponding period of the prior fiscal year. The largest component of these costs pertained to our professional services business and accounted for the entire period over period decrease. We took actions over the course of fiscal 2009 to bring the cost of professional services more in line with demand for our services. However, despite these actions, gross profit margin deteriorated in the first quarter of fiscal 2010 as compared to the corresponding period of the prior fiscal year. We expect gross profit margins in the professional services business to improve in the latter part of fiscal 2010 as the full impact of cost reduction actions are realized and business activity stabilizes.

        Cost of services for SMS and training were essentially flat as compared to the corresponding period of the prior fiscal year. Gross profit margins on SMS and training remain strong despite incurring modest period over period declines due to the software revenue decreases described above. We have not undertaken any material cost reduction actions with respect to providing these services to-date. We expect SMS renewal rates to stabilize and gradually improve, and anticipate gross profit margins on SMS and training to return to recent historical levels in the near-term.

        As the subscription business grows, SMS revenue will migrate from Services and other revenue to Subscription revenue because it will be included in a single bundled fee paid by the customer. Currently, it is not possible to predict the rate at which this migration will occur because it is a function of the rate of adoption of the new aspenOne licensing model and we do not have sufficient experience with the rate of adoption to provide a meaningful forecast of this change. Eventually, the majority of our SMS revenue will be included as part of our term license contracts, and accordingly, the majority of maintenance revenue will be accounted for in the Subscription revenue line. Since SMS has a high gross profit relative to the other revenue streams included in Services and other, the reported gross profit margin of Services and other will likely decline over the next several years even though the underlying economics of the business are unchanged.

  Selling and Marketing

        Selling costs are primarily the personnel and travel expenses related to the effort expended to license our products and services to current and potential customers, as well as for overall management of customer relationships. Marketing costs include expenses needed to promote our company and our products and to acquire market research and measure customer opinions to help us better understand our customers and their business needs.

        Selling and marketing expenses in the first quarter of fiscal 2010 decreased by $1.6 million compared to the corresponding period of the prior fiscal year. The decrease was largely the result of a reduction in commission expense primarily due to the mix of products sold, and to a lesser extent decreased partner fees and lower marketing costs.

  Research and Development

        Research and development (R&D) expenses primarily consist of personnel and external consultant costs related to the creation of new products, and enhancements and engineering changes to existing products.

        R&D expenses in the first quarter of fiscal 2010 decreased by $1.8 million compared to the corresponding period of the prior year. This decrease was primarily driven by the higher usage of development resources on specialized professional service engagements as well as lower compensation resulting from a reduction in our North American R&D headcount.

  General and Administrative

        General and administrative expenses include the costs of corporate and support functions which include executive leadership and administration groups: finance; legal; human resources; corporate communications, and other costs such as outside professional and consultant fees and provisions for doubtful accounts.

        General and administrative expenses in the first quarter of fiscal 2010 increased by $1.3 million compared to the corresponding period of the prior fiscal year. The increase was primarily attributed to increased audit and accounting expenses related to the filing of our fiscal 2009 financial statements. The higher audit costs were partially offset by the decreased use of financial consultants and contractors and a reduction in legal costs.

  Restructuring Charges

        Restructuring charges typically result from the closure or consolidation of our facilities, or from a qualifying reduction in headcount. Restructuring charges in the first quarter of fiscal 2010 remained relatively consistent, increasing by $0.2 million compared to the corresponding period of the prior year and are the result of current period adjustments to existing plans.

  Interest Income

        Interest income is generated from the accretion of interest on the long-term installment payments of software license contracts where revenue was recognized upfront, and to a lesser extent from the investment of cash balances in short-term instruments.

        Interest income in the first quarter of fiscal 2010 decreased by $0.5 million as compared to the corresponding period of the prior fiscal year, principally due to a decline in our installment receivables balances as a result of the adoption of our new licensing model. Under this new model, no interest income is generated on sales as a result of revenues being recognized over the term of the license contract.

  Interest Expense

        Interest expense is incurred primarily from our secured borrowings. The secured borrowings are derived from our borrowing arrangements with unrelated financial institutions.

        Interest expense in the first quarter of fiscal 2010 decreased by $0.4 million compared to the corresponding period of the prior year. The decrease was attributable to lower average secured borrowing balances, resulting from the continued pay down of our existing arrangements, while not borrowing additional funds.

  Other Income (Expense), Net

        Other income (expense), net is comprised primarily of foreign currency exchange gains (losses) generated from transactions denominated in foreign currencies. Other income (expense), net changed from a loss of $3.6 million in the first quarter of the prior fiscal year to a gain of $2.3 million in the first quarter of fiscal 2010 primarily due to the strengthening of the U.S. dollar against the Euro.

  Provision for Income Taxes

        For the first quarter of fiscal 2010 the provision for income taxes decreased by $4.6 million compared to the corresponding period in the prior year. This decrease was primarily due to the required recognition of additional reserves for uncertain tax positions in the amount of $4.2 million in the first quarter of fiscal 2009 while no additional reserves were identified in the first quarter of fiscal 2010.

Liquidity and Capital Resources

Resources

        Our primary source of cash is from the licensing of our products and associated services. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. We historically have financed our operations through cash generated from operating activities, public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, borrowings secured by our installment receivable contracts and borrowings under bank credit facilities. As of September 30, 2009, our principal sources of liquidity consisted of $109.0 million in cash and cash equivalents and $10.0 million of unused borrowings under our credit facility. The amount of unused borrowings actually available under the credit facility varies in accordance with the terms of the agreement. We believe that the amount of borrowing capacity currently available along with our current cash and cash equivalents balance and future cash flows from operations, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our credit facility our liquidity, or materially impacted our funding costs.

        The following table summarizes our cash flow activities for first quarter of fiscal 2010 (in thousands):

Cash flows used in:
Operating activities	$(5,224)
Investing activities	(1,192)
Financing activities	(5,999)
Effect of exchange rates on cash balances	(833)

Decrease in cash and cash equivalents	$(13,248)

Operating Activities

        Cash generated by operating activities is our primary source of liquidity. In the first quarter of fiscal 2010 we used $5.2 million of cash for operating activities. This amount resulted from a net loss of $21.1 million, adjusted for non-cash charges of $4.1 million, and a net $11.8 million increase in cash due to lower working capital balances.

        Non-cash items consisted primarily of $2.0 million of depreciation and amortization and $1.8 million of stock-based compensation.

        Our cash balance decreased in part due to a $11.8 million change in working capital. The change in working capital consisted primarily of decreases in: installment and collateralized receivables of $13.3 million; and accounts receivable of $13.2 million. These were partially offset by decreases in: accounts payable and accrued expenses and other current liabilities of $6.7 million; deferred revenues of $3.0 million; other non-current liabilities of $2.2 million; and income taxes payable of $0.8 million and increases in unbilled services of $2.5 million.

        The decrease in accounts, installment and collateralized receivables was primarily attributable to the adoption of our new aspenONE licensing model and to a lesser extent a result of historically lower first quarter bookings. Under the new aspenONE licensing model and for point product arrangements sold with SMS bundled for the entire license term, receivables are recorded when the payments become due and payable.

        The first quarter of fiscal 2010 cash flows were unfavorably impacted by seasonal payments (such as annual bonus and commission payments) associated with fiscal 2009 activity, lower license bookings in recent quarters, as well as a lower amount of business with up-front payment terms. Looking ahead, we expect to generate positive cash flow from operations in fiscal 2010. We do not expect the adoption of our new aspenONE licensing model to have a negative impact on our operating cash flows because most of our existing contracts are already invoiced over the license contract term. We anticipate that existing cash balances, together with funds generated from operations, will be sufficient to finance our operations and meet our cash requirements for the foreseeable future. However, should cash be insufficient to finance our future operations, we may decide to obtain funds through the financing of additional receivables or through other sources.

Investing Activities

        During the first quarter of fiscal 2010, we used $1.1 million of cash to upgrade our financial reporting and management information systems. We have ongoing efforts to enhance our information system and implement internal control enhancements, which have been designed in part to remediate our deficiencies in internal controls over financial reporting. A portion of the remediation costs are expected to be incurred to upgrade our existing financial applications. We do not expect these costs to be materially different from our IT investment costs in prior fiscal years.

        We are not currently party to any material purchase contracts related to future capital expenditures.

Financing Activities

        During the first quarter of fiscal 2009, we used $6.0 million of cash for financing activities of which $3.3 million related to customer collections was used to reduce our secured borrowings balance and $2.6 million for the repurchase of certain receivable financing arrangements where the underlying license agreements were amended in a prior period. Based on the current cash forecast, we do not foresee the need to sell additional receivables to fund operations. Further, we expect secured borrowing balances to continue to decline during the remainder of fiscal 2010 and fiscal 2011 as collateralized receivables come due and are collected.

Borrowings Collateralized by Receivable Contracts

        We historically have maintained arrangements, which we refer to as our Traditional Programs, with financial institutions providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. Under our arrangements with General Electric Capital Corporation (GECC) and Silicon Valley Bank (SVB), both parties must agree to enter into each transaction and negotiate the amount borrowed and interest rate secured by each receivable. The customers' payments of the underlying receivables fund the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was 8.1% at September 30, 2009.

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

        Since December 2007, we have not sold any receivables for the purpose of raising cash, but we have sold some large dollar receivables in order to fund the repurchase of several other groups of smaller receivables previously sold to the financial institutions, for the purpose of simplifying the administration of the programs. As of September 30, 2009, we had outstanding secured borrowings of $108.8 million that were secured by collateralized receivables totaling $93.0 million under the Traditional Programs.

        We estimate that there was in excess of $36.7 million available under the SVB program at September 30, 2009. As the collection of the collateralized receivables and resulting payment of the borrowing obligation will reduce the outstanding balance, the availability under the arrangements can be increased. We expect to maintain our access to cash under these arrangements, and to transfer installments receivable as business requirements dictate. Our ongoing ability to access the available capacity will depend upon a number of factors, including the generation of additional customer receivables and the financial institution's willingness to continue to enter into these transactions.

        Under the terms of the Traditional Programs, we have transferred the receivables to the financial institutions with limited financial recourse to us. We can be required to repurchase the receivables under certain circumstances in case of specific defaults by us as set forth in the program terms. Potential recourse obligations are primarily related to the SVB arrangement that requires us to pay interest to SVB when the underlying customer has not paid by the receivable due date. This recourse is limited to a maximum period of 90 days after the due date. The amount of outstanding receivables that have this potential recourse obligation is $42.8 million at September 30, 2009. This 90-day recourse obligation is recognized as interest expense as incurred and totaled less than $0.1 million for the three months ended September 30, 2009. Other than the specific items noted above, the financial institutions bear the credit risk of the customers associated with the receivables the institution purchased.

        In the ordinary course of acting as a servicing agent for receivables transferred to SVB, we regularly receive funds from customers that are processed and remitted onward to SVB. While in our possession, these cash receipts are contractually owned by SVB and are held by us on their behalf until remitted to the bank. There were no cash receipts held for the benefit of SVB recorded in our cash balances and current liabilities as of September 30, 2009.

        The terms of the GECC asset purchase agreement require the timely reporting of financial information. As of September 30, 2009, we were not in compliance with that requirement due to our failure to file timely our fiscal 2009 financial statements. We obtained a waiver to extend the reporting deadline for the financial information for the four quarters of fiscal 2009. Since we have been unable to timely report financial information and the waiver of this covenant does not extend the grace period for a year and a day past the balance sheet date, the obligation under this program has been classified as a current obligation in the accompanying consolidated balance sheet as of September 30, 2009.

Credit Facility

        Originally in January 2003, and also through subsequent amendments, we have executed loan arrangements with SVB. This arrangement provides a line of credit of up to the lesser of (i) $25.0 million or (ii) 80% of eligible domestic receivables. The line of credit bears interest at the greater of the bank's prime rate (3.25% at September 30, 2009) plus 0.5%, or 4.75%. If we maintain a $10.0 million compensating cash balance with the bank, our unused line of credit fee will be 0.1875% per annum; otherwise it will be 0.375% per annum. The line of credit is collateralized by substantially all of our assets and we are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. As of September 30, 2009, we were not in compliance with certain financial reporting requirements under the terms of the loan arrangement, and have obtained waivers for such non-compliance. Furthermore, the terms of the loan arrangement restrict our ability to pay dividends, with the exception of dividends paid in common stock or preferred stock dividends paid in cash.

        On November 3, 2009, we executed an amendment to the loan arrangement that adjusted certain terms of covenants, including modifying the date we must provide monthly unaudited and annual audited financial statements to the bank and the maturity date of the credit loan, which was extended to May 15, 2010. As of September 30, 2009, there were $7.6 million in letters of credit and no debt outstanding under the lines of credit. There was $10.0 million available for future borrowing.

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

        During the first quarter of fiscal 2010, our largest exposures to foreign exchange rates existed primarily with the Euro, British Pound Sterling, Canadian Dollar, and Japanese Yen against the U.S. dollar. Based on the anticipated net exposures to these currencies, we believe that our foreign currency risk is not large enough to require hedging, and as such there were no foreign currency exchange contracts outstanding at September 30, 2009.

Investment Portfolio

        We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses, as our investments consist primarily of money market accounts. At September 30, 2009, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Item 4.    Controls and Procedures

a) Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b) Changes in Internal Control Over Financial Reporting

        During the quarter ended September 30, 2009, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

c) Remediation Efforts

        In the first quarter of fiscal 2010, we continued to implement the following measures that we initiated in fiscal 2009 to improve our internal controls over the financial reporting process. We plan to further enhance these measures in the remaining quarters in fiscal 2010.

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

        In addition to the above-mentioned remedial efforts that we began implementing in fiscal 2009, in the first quarter of fiscal 2010, we also started remedial actions including reviewing, updating, redesigning, defining ownerships and implementing our procedures and internal controls in the areas where material weaknesses were identified.

d) Remediation Plans

        We have made no significant changes in our remediation plans during the quarter ended September 30, 2009 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our "Remediation Plans", please refer to Item 9A of our Annual Report on Form 10-K filed for the fiscal year ended June 30, 2009.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

(a) FTC and Honeywell Settlement

        In December 2004, we entered into a consent decree with the Federal Trade Commission (FTC) with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech Ltd. and related subsidiaries of AEA Technology plc (Hyprotech) in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, we entered into an agreement with Honeywell International, Inc. (Honeywell) on October 6, 2004, pursuant to which we transferred our operator training business and certain rights to the intellectual property of various legacy Hyprotech products.

        We are subject to ongoing compliance obligations under the FTC consent decree. On July 6, 2009, we announced that the FTC closed an investigation relating to the alleged violations of the decree, and issued an order modifying the consent decree. The modified order became final on August 20, 2009. The modification to the 2004 consent decree requires that we continue to provide the ability for users to save input variable case data for Aspen HYSYS and Aspen HYSYS Dynamics software in a standard "portable" format, which will make it easier for users to transfer case data from later versions of the products to earlier versions. We will also provide documentation to Honeywell of the Aspen HYSYS and Aspen HYSYS Dynamics input variables, as well as documentation of the covered heat exchange products. These requirements will apply to all existing and future versions of the covered products through up to 2014. In addition, in connection with the settlement of the related litigation with Honeywell, we have provided to Honeywell a license to modify and distribute (in object code form) certain versions of our flare system analyzer software.

        There is no assurance that the actions required by the FTC's modified order and related settlement with Honeywell will not provide Honeywell with additional competitive advantages that could materially adversely affect our results of operations.

(b) Class action and opt-out claims

        In March 2006, we settled class action litigation, including related derivative claims, arising out of our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. Certain members of the class representing 1,457,969 shares of common stock (or less than 1% of the shares putatively purchased during the class action period) opted out of the settlement and had the right to bring their own state or federal law claims against us, referred to as "opt-out" claims.

        Opt-out claims were filed on behalf of the holders of approximately 1.1 million of such shares. One of these actions was settled. The claims in the remaining actions (described below) include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action.

  •
  Blecker, et al. v. Aspen Technology, Inc. et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, is an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed on July 18, 2008, and a non-jury trial began on November 3, 2009 and concluded on November 24, 2009. The court has taken the matter under advisement. On October 17, 2008, the plaintiffs filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., Civ. A. No. 08-4625-BLS1

    (Blecker II). The sole claim in Blecker II is based on the Massachusetts Uniform Securities Act. We served a motion to dismiss on December 3, 2008 which was granted on December 10, 2009.

  •
  380544 Canada, Inc. et al. v. Aspen Technology, Inc.  et al., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is scheduled to conclude on February 12, 2010.

  •
  The claims in the Blecker and 380544 Canada actions referenced above are for damages totaling at least $20 million, not including claims for treble damages and attorneys' fees. We plan to defend the 380544 Canada action vigorously. We can provide no assurance as to the outcome of these cases or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against us for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business.

(c) ATME Arbitration

        Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with a reseller known as AspenTech Middle East W.L.L., a Kuwait corporation ("ATME" or the reseller). Effective October 6, 2009, we terminated the reseller relationship for material breach by the reseller based on certain actions of the reseller.

        On November 2, 2009, ATME commenced an action in the Queen's Bench Division (Commercial Court) of the High Court of Justice (England & Wales) captioned In The Matter Of An Intended Arbitration Between AspenTech Middle East W.L.L. And Aspen Technology, Inc., 2009 Folio 1436, seeking preliminary injunctive relief restraining us from taking any steps to impede ATME from serving as our exclusive reseller in the countries included in our agreement with ATME. We filed evidence in opposition to that request for relief on November 12, 2009. At a hearing on November 13, 2009, the court dismissed ATME's application for preliminary injunctive relief. The court sealed an Order to this effect on November 23, 2009, and further ordered that ATME pay our costs of claim, specifically by making a payment on account in the amount of ninety thousand pounds (£90,000) with the balance to go to detailed assessment on an indemnity basis.

        Relatedly, on November 11, 2009, we commenced an arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO, by filing a request for arbitration in that court. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of our agreement and that our termination of our agreement was lawful, and seeking damages for ATME's willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against AspenTech seeking a declaratory judgment that we unlawfully terminated our agreement with ATME, and seeking damages for breach of contract by reason of our purported unlawful termination of our agreement. Our reply to those counterclaims is due on December 18, 2009.

        While we believe that ATME's claims are without merit and that we were entitled to terminate the reseller relationship, we can provide no assurance as to the outcome of the dispute. Regardless of the outcome, such claims may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement relating to the terminated relationship contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee would be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of the reseller, as well as the reseller's actual financial performance. Based on the formula and the financial information provided to us by the reseller, which we have not had the opportunity to verify independently, a recent calculation associated with termination other than for material breach based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement document, no termination fee is owed on termination for material breach.

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

        In July 2009, we introduced a new license offering for our aspenONE software suite in which customers are granted access to specific sets of our software products. Access to the aspenONE suite is calculated and priced on the basis of exchangeable units of measurement, or "tokens." SMS and updates are included in the license, as well as access to any new software products added to the aspenONE suite during the license term.

        Previously, we typically recognized the net present value of license fees over the license term as revenue in the period in which the license agreement was signed and the software was delivered to the customer. We expect our new aspenONE licensing offering to result in revenue being recognized on a subscription basis over the term of multi-year contracts. Although we expect the new licensing offering to result in increased customer usage and higher revenues over time, we are not able to predict the rate of adoption of the new license offering, and therefore cannot predict the timing or amount of future revenues or level of profitability. As referenced in our Current Report on Form 8-K filed with the SEC on July 9, 2009, we expect that this change from predominantly upfront revenue recognition will result in our continuing to report significantly lower revenue and large operating losses in the near-term. The announcement of such losses as well as the lack of visibility into future operating results may have a significant adverse effect on our stock price.

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

        In December 2004, we entered into a consent decree with the FTC, with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, we entered into an agreement with Honeywell on October 6, 2004, pursuant to which we transferred our operator training business and certain rights to the intellectual property of various legacy Hyprotech products.

        We are subject to ongoing compliance obligations under the FTC consent decree. On July 6, 2009, we announced that the FTC closed an investigation relating to the alleged violations of the decree, and issued an order modifying the consent decree. The modified order became final on August 20, 2009. The modification to the 2004 consent decree requires that we continue to provide the ability for users to save input variable case data for Aspen HYSYS and Aspen HYSYS Dynamics software in a standard "portable" format, which will make it easier for users to transfer case data from later versions of the products to earlier versions. We will also provide documentation to Honeywell of the Aspen HYSYS and Aspen HYSYS Dynamics input variables, as well as documentation of the covered heat exchange products. These requirements will apply to all existing and future versions of the covered products through up to 2014. In addition, in connection with the settlement of the related litigation with Honeywell, we have provided to Honeywell a license to modify and distribute (in object code form) certain versions of our flare system analyzer software. There is no assurance that the actions required by the FTC's modified order and related settlement with Honeywell will not provide Honeywell with additional competitive advantages that could materially adversely affect our results of operations.

Securities litigation based on our restatement of our consolidated financial statements due to our prior software accounting practices may subject us to substantial damages and expenses, may require significant management time, and may damage our reputation.

        In March 2006, we settled class action litigation, including related derivative claims, arising out of our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. Certain members of the class representing 1,457,969 shares of common stock (or less than 1% of the shares putatively purchased during the class action period) opted out of the settlement and had the right to bring their own state or federal law claims against us, referred to as "opt-out" claims.

        Opt-out claims were filed on behalf of the holders of approximately 1.1 million of such shares. One of these actions was settled. The claims in the remaining actions (described below) include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, statutory treble damages, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action.

  •
  Blecker, et al. v. Aspen Technology, Inc. et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, is an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed on July 18, 2008, and a non-jury trial began on November 3, 2009 and concluded on November 24, 2009. The court has taken the matter under advisement. On October 17, 2008, the plaintiffs filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., Civ. A. No. 08-4625-BLS1. The sole claim in Blecker II is based on the Massachusetts Uniform Securities Act. We served a motion to dismiss on December 3, 2008 which was granted on December 10, 2009.

  •
  380544 Canada, Inc. et al. v. Aspen Technology, Inc.  et al., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is scheduled to conclude on February 12, 2010.

  •
  The claims in the Blecker and 380544 Canada actions referenced above are for damages totaling at least $20 million, not including claims for treble damages and attorneys' fees. We plan to defend the 380544 Canada action vigorously. We can provide no assurance as to the outcome of these cases or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against us for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business.

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

A dispute with a former reseller in the Middle East may materially and adversely affect our revenue growth, operating results, financial condition and cash flows.

        Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with a reseller known as AspenTech Middle East W.L.L., a Kuwait corporation ("ATME" or the reseller). Effective October 6, 2009, we terminated the reseller relationship for material breach by the reseller based on certain actions of the reseller.

        On November 2, 2009, ATME commenced an action in the Queen's Bench Division (Commercial Court) of the High Court of Justice (England & Wales) captioned In The Matter Of An Intended Arbitration Between AspenTech Middle East W.L.L. And Aspen Technology, Inc., 2009 Folio 1436, seeking preliminary injunctive relief restraining us from taking any steps to impede ATME from serving as our exclusive reseller in the countries included in the Agreement. We filed evidence in opposition to that request for relief on November 12, 2009. At a hearing on November 13, 2009, the court dismissed ATME's application for preliminary injunctive relief. The court sealed an Order to this effect on November 23, 2009, and further ordered that ATME pay our costs of claim, specifically by making a payment on account in the amount of £90,000 with the balance to go to detailed assessment on an indemnity basis.

        Relatedly, on November 11, 2009, we commenced an arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO, by filing a request for arbitration in that court. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of the Agreement and that our termination of the Agreement was lawful, and seeking damages for ATME's willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against us seeking a declaratory judgment that we unlawfully terminated the Agreement with ATME, and seeking damages for breach of contract by reason of our purported unlawful termination of the Agreement. Our reply to those counterclaims is due on December 18, 2009.

        We can provide no assurance as to the outcome of the dispute. Regardless of the outcome, such claims may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement document relating to the terminated relationship contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee would be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of the reseller, as well as the reseller's actual financial performance. Based on the formula and the financial information provided to us by the reseller, which we have not had the opportunity to verify independently, a recent calculation associated with termination other than for material breach based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement document, no termination fee is owed on termination for material breach.

In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy the material weaknesses identified as of September 30, 2009 could result in material misstatements in our financial statements.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified four material weaknesses in our internal control over financial reporting as of September 30, 2009. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        The material weaknesses identified by management as of September 30, 2009 consisted of:

  •
  Inadequate and ineffective monitoring controls;

  •
  Inadequate and ineffective controls over the periodic financial close process;

  •
  Inadequate and ineffective controls over income tax accounting and disclosure; and

  •
  Inadequate and ineffective controls over the recognition of revenue.

        As a result of these material weaknesses, our management concluded as of September 30, 2009 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

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

        If we are unable to remain current in our financial filings, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we would not be able to have a registration statement under the Securities Act, covering a public offering of securities declared effective by the SEC, and we would not be able to make offerings pursuant to existing registration statements or pursuant to certain "private placement" rules of the SEC under Regulation D to any purchasers not qualifying as "accredited investors." The lack of an effective registration statement would also result in our employees being unable to exercise vested options, which could affect our ability to attract and retain qualified personnel. We also would not be eligible to use a "short form" registration statement on Form S-3 for a period of twelve months after the time we became current in our filings. These restrictions may impair our ability to raise funds should we desire to do so and may adversely affect our financial condition. If we are unable to remain current in our filings, and we are not able to obtain waivers under our financing arrangements, it might become necessary to repay certain borrowings, which could have a material adverse effect on our results of operations.

Our common stock has been delisted from The NASDAQ Stock Market and transferred to the Pink Sheets electronic quotation service, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

        As a result of our inability to timely file our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, NASDAQ issued a Staff Determination to us that, in the absence of a request for a hearing, would have resulted in suspension of trading of our common stock, and filing of a Form 25-NSE with the SEC to remove our securities from listing and registration on The NASDAQ Global Market. NASDAQ subsequently issued an Additional Staff Determination citing our inability to timely file our Form 10-Q for the quarterly period ended September 30, 2007 as an additional basis for delisting our securities. An oral hearing was held at our request on November 15, 2007. At the hearing, we requested an extension of time to cure our SEC filing deficiency. The NASDAQ Listing Qualifications Panel, or the Panel, determined on January 7, 2008 to grant our request for continued listing, subject to certain conditions, including filing our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, by January 18, 2008. On January 28, 2008, the Panel granted our request for an extension for continued listing on The NASDAQ Global Market through February 8, 2008. On February 14, 2008, we received a letter advising us that the NASDAQ Listing Qualifications Panel had determined to delist our shares from The NASDAQ Stock Market, and trading of our shares was suspended effective at the open of business on February 19, 2008. Our common stock has been quoted on the Pink OTC Markets Inc. electronic quotation service since February 19, 2008.

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

        As of December 4, 2009, we had 26 offices in 21 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

        We also rely, to a lesser extent, on distributors and resellers to sell our products and market our services internationally, and our inability to manage and maintain those relationships would limit our ability to generate revenue outside the U.S. Effective October 6, 2009, we terminated a reseller outside the U.S. See our risk factor above titled "A dispute with a former reseller in the Middle East may materially and adversely affect our revenue growth, operating results, financial condition and cash flows." The complexities of our operations also require us to make significant expenditures to ensure that our operations are compliant with regulatory requirements in numerous foreign jurisdictions. To the extent we are unable to manage the various risks associated with our complex international operations effectively, the growth and profitability of our business may be adversely affected.

Our business may suffer if we fail to address challenges associated with transacting business internationally.

        Customers outside the U.S. accounted for a material amount of our total revenues in fiscal 2008, 2009 and the three months ended September 30, 2009. We anticipate that revenues from customers outside the U.S. will continue to account for a material portion of our total revenues for the foreseeable future. Our operations outside the U.S. are subject to additional risks, including:

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

        As previously disclosed, on December 6, 2007, our board of directors approved the extension of the exercise periods of certain outstanding stock options that would otherwise likely expire prior to our becoming current in our Exchange Act filings. When we were not current in those filings, we were unable, under applicable securities laws, to issue shares pursuant to exercises of options. Sales of shares upon exercise of those and other options, or sales of shares subsequent to lapse of forfeiture restrictions on restricted stock units, may cause increased selling pressure in the market for our stock, which has generally traded at volume levels substantially less than those prior to the delisting of our common stock from the NASDAQ Global Market on February 19, 2008. Any sales of shares into the public market may cause a decline in the trading price of our common stock.

Item 4.    Submission of Matters to a Vote of Security Holders.

        We held an annual meeting on August 9, 2009 in lieu of our 2008 Annual Meeting of Stockholders. Our stockholders elected two Class III directors to three-year terms.

Nominee	Votes For	Votes Withheld
Joan C. McArdle	63,330,346	23,923,107
David M. McKenna	86,461,491	791,962

        The terms of office of the following directors, who were not up for re-election, continued after the annual meeting: Donald P. Casey, Mark E. Fusco, Gary E. Haroian, Stephen M. Jennings and Michael Pehl.

Item 5.    Other Information

  Executive Annual Incentive Bonus Plan for Fiscal 2010

        On September 9, 2009, the compensation committee of the board of directors approved the Executive Annual Incentive Bonus Plan for Fiscal 2010, which is filed as Exhibit 10.1 to this Quarterly Report.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
10.1	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for Fiscal 2010		8-K	September 11, 2009	99.1
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1
	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: December 18, 2009	By:	/s/ MARK E. FUSCO Mark E. Fusco President and Chief Executive Officer (Principal Executive Officer)
Date: December 18, 2009	By:	/s/ MARK P. SULLIVAN Mark P. Sullivan Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
10.1	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for Fiscal 2010		8-K	September 11, 2009	99.1
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1
	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X