Form 10-Q
period 2009-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2010-02-09
CIK 929940

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        As of February 2, 2010, there were 91,773,023 shares of the registrant's common stock (par value $0.10 per share) outstanding.

        Our registered trademarks include aspenONE, AspenTech and HYSYS.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Condensed Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenue:
Subscription	$1,214	$—	$1,239	$—
Software	8,976	47,272	20,058	96,909

Total subscription and software	10,190	47,272	21,297	96,909
Services and other	32,496	35,355	61,185	72,124

Total revenue	42,686	82,627	82,482	169,033

Cost of revenue:
Subscription and software	1,677	2,877	3,450	5,524
Services and other	14,792	15,287	30,488	31,806

Total cost of revenue	16,469	18,164	33,938	37,330

Gross profit	26,217	64,463	48,544	131,703

Operating costs:
Selling and marketing	23,757	19,988	44,309	42,113
Research and development	12,515	10,514	23,409	23,166
General and administrative	19,226	14,276	34,640	28,391
Restructuring charges	32	231	303	265
Loss (gain) on sales and disposals of assets	2	(1)	2	3
Impairment of goodwill and intangible assets	—	623	—	623

Total operating costs	55,532	45,631	102,663	94,561

(Loss) income from operations	(29,315)	18,832	(54,119)	37,142
Interest income	5,083	5,955	10,532	11,870
Interest expense	(2,480)	(2,743)	(4,891)	(5,597)
Other income (expense), net	(222)	2,920	2,047	(661)

(Loss) income before provision for income taxes	(26,934)	24,964	(46,431)	42,754
Provision for income taxes	(3,723)	(2,003)	(5,288)	(8,140)

Net (loss) income	$(30,657)	$22,961	$(51,719)	$34,614

(Loss) earnings per common share:
Basic	$(0.34)	$0.26	$(0.57)	$0.38
Diluted	$(0.34)	$0.25	$(0.57)	$0.37
Weighted average shares outstanding:
Basic	91,002	90,043	90,538	90,031
Diluted	91,002	92,030	90,538	93,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	December 31, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$109,437	$122,213
Accounts receivable, net of allowance for doubtful accounts of $3,840 and $5,809	35,507	49,882
Current portion of installments receivable, net of allowance for doubtful accounts of $990 and $1,015	52,405	64,531
Current portion of collateralized receivables, net of unamortized discount	30,874	38,695
Unbilled services	1,859	298
Prepaid expenses and other current assets	6,075	9,413
Prepaid income taxes	13,593	13,159
Deferred tax assets	3,839	3,795

Total current assets	253,589	301,986
Non-current installments receivable, net of allowance for doubtful accounts of $1,682 and $1,663	104,144	113,390
Non-current collateralized receivables, net of unamortized discount	49,607	57,671
Property, equipment and leasehold improvements, net of accumulated depreciation of $28,703 and $27,438	9,154	9,604
Computer software development costs	2,560	3,918
Goodwill	17,672	16,686
Non-current deferred tax assets	10,737	10,788
Other non-current assets	1,854	1,933

Total assets	$449,317	$515,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of secured borrowing	$33,166	$83,885
Accounts payable	6,972	5,135
Accrued expenses	39,819	47,882
Income taxes payable	3,387	1,888
Deferred revenue	57,592	62,801
Current deferred tax liability	2,496	2,481

Total current liabilities	143,432	204,072
Long-term secured borrowing	63,347	28,211
Deferred revenue	15,401	16,070
Non-current deferred tax liability	2,362	2,354
Other non-current liabilities	33,065	35,859
Commitments and contingencies (Note 11)
Stockholders' equity:
Series D redeemable convertible preferred stock, $0.10 par value— Authorized—3,636 shares as of December 31, 2009 and June 30, 2009 Issued and outstanding—none as of December 31, 2009 and June 30, 2009	—	—
Common stock, $0.10 par value—Authorized—210,000,000 shares Issued—91,741,941 shares as of December 31, 2009 and 90,326,513 shares at June 30, 2009
Outstanding—91,508,477 shares at December 31, 2009 and 90,093,049 shares at June 30, 2009	9,174	9,033
Additional paid-in capital	509,880	497,478
Accumulated deficit	(335,312)	(283,593)
Accumulated other comprehensive income	8,481	7,005
Treasury stock, at cost—233,464 shares of common stock as of December 31, 2009 and June 30, 2009	(513)	(513)

Total stockholders' equity	191,710	229,410

	$449,317	$515,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(51,719)	$34,614
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	3,729	4,615
Net foreign currency (gain) loss	(126)	2,025
Stock-based compensation	11,532	2,379
Loss on disposal of property, equipment and leasehold improvements	43	299
Deferred income taxes	41	1,273
Provision for doubtful accounts	(75)	516
Loss on impairment of goodwill and intangible assets	—	628
Changes in assets and liabilities:
Accounts receivable	14,467	30,067
Unbilled services	(1,565)	840
Prepaid expenses, other current assets and prepaid income taxes	2,963	(10,744)
Installments and collateralized receivables	38,202	(12,043)
Income taxes payable	1,437	(2,507)
Accounts payable, accrued expenses and other current liabilities	(8,421)	(16,201)
Deferred revenue	(5,862)	(28,575)

Net cash provided by operating activities	4,646	7,186

Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(1,592)	(1,391)
Capitalized computer software development costs	(265)	(1,465)

Net cash used in investing activities	(1,857)	(2,856)

Cash flows from financing activities:
Exercise of stock options	3,652	—
Proceeds from secured borrowings	—	5,532
Repayment of secured borrowings	(16,365)	(19,905)
Payment of tax withholding obligations related to restricted stock	(2,694)	(205)

Net cash used in financing activities	(15,407)	(14,578)
Effects of exchange rate changes on cash and cash equivalents	(158)	(997)

Decrease in cash and cash equivalents	(12,776)	(11,245)
Cash and cash equivalents, beginning of period	122,213	134,048

Cash and cash equivalents, end of period	$109,437	$122,803

Supplemental disclosure of cash flow information:
Interest paid	4,894	5,633
Income taxes paid	4,629	18,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Unaudited Condensed Consolidated Financial Statements

        The accompanying interim unaudited condensed consolidated financial statements (Interim Financial Statements) of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements. We condensed or omitted certain information and footnote disclosures normally included in our annual consolidated financial statements. Such Interim Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is suggested that these Interim Financial Statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2009, which are contained in our Annual Report on Form 10-K as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

        Unless the context requires otherwise, references to we, our and us refer to Aspen Technology, Inc. and our subsidiaries.

2. Immaterial Correction of Errors

        During the first and second quarters of fiscal 2010, we identified errors related to stock compensation expense, license and professional services revenue, and income taxes that originated in prior periods and concluded that the errors were not material to any of the previously reported periods. These immaterial errors were corrected in the first and second quarter 2010 Interim Financial Statements. The impact to certain captions in the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2009, resulting from these out-of-period components of the immaterial corrections, is as follows (in thousands):

	Three Months Ended December 31, 2009	Six Months Ended December 31, 2009
	Increase (Decrease)	Increase (Decrease)
Total revenue	$(370)	$(277)
Income (loss) from operations	(370)	(1,092)
Income (loss) before provision for income taxes	(370)	(1,092)
Net income (loss)	(1,540)	(2,842)

        During the first quarter of fiscal 2009, we identified certain errors related to income taxes, stock compensation expense, and foreign transactions that originated in prior periods and concluded that the errors were not material to any of the previously reported periods. These immaterial errors were

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Immaterial Correction of Errors (Continued)

corrected in the first fiscal quarter 2009 Interim Financial Statements. The impact to certain captions in the unaudited condensed consolidated statement of operations for the six months ended December 31, 2008, resulting from these out-of-period components of the immaterial corrections, is as follows (in thousands):

Six Months Ended December 31, 2008
Increase (Decrease)
Total revenue	$—
Income from operations	887
Income before provision for income taxes	315
Provision for income taxes	(3,933)
Net income	(3,618)

3. Significant Accounting Policies

Revenue Recognition

        We generate revenue from the following sources: (1) licensing software products; (2) providing post contract support (referred to as SMS); and (3) providing professional services including consulting and training. We sell our software products to end users under fixed-term and perpetual licenses. As a standard business practice, we offer extended payment term options for our fixed-term license contracts, which are generally payable on an annual basis. Certain of our fixed-term license agreements include product mixing rights that allow customers the flexibility to change or alternate the use of multiple products included in the license arrangement after those products are delivered to the customer. We refer to these arrangements as token arrangements. Tokens are fixed units of measure. The amount of software usage is limited by the value of the tokens purchased by the customer.

        Historically, we executed software license arrangements that included contractual provisions that resulted in the "upfront" recognition of license revenue upon delivery of the software products provided all other revenue recognition requirements were met. We refer to these traditional licensing arrangements as our "upfront revenue model".

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

        Additionally, in the first quarter of fiscal 2010, we also began licensing fixed-term point product arrangements in which customers receive SMS for the term of the arrangement. With the inclusion of SMS for the full term of the license, revenue can no longer be recognized under the upfront revenue model as the aggregate fees are not considered fixed or determinable. Revenue for these arrangements will be recognized as payments become due over the term of the contract, provided all other revenue recognition requirements are met. The related SMS is recognized over the term of the SMS agreement beginning with the due date of the annual payment and reported in services and other on the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Significant Accounting Policies (Continued)

consolidated statements of operations. Occasionally, we expect certain customers to elect upfront payment terms. For these arrangements with upfront payment, all of the license revenue will be recognized upfront by applying the residual method of accounting when the four revenue recognition requirements below have been met.

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

        Four basic criteria must be satisfied before software license revenue can be recognized: persuasive evidence of an arrangement between us and an end user; delivery of our product has occurred; the fee for the product is fixed or determinable; and collection of the fee is probable.

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

        Delivery of our product—Software and the corresponding access keys are generally delivered to customers via disk media with standard shipping terms of Free Carrier, Aspen Technology's warehouse (i.e., FCA, named place). Our software license agreements do not contain conditions for acceptance.

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

        With the introduction of the new aspenONE licensing model, and the changes to the licensing terms of our historical point product agreements sold on a fixed-term basis, we cannot assert that the fees in these arrangements are fixed or determinable because the rights provided to customers and the economics of the arrangements are not comparable to our historical transactions with other customers under the upfront revenue model. As a result, the amount of revenue recognized for these new arrangements will be limited by the amount of customer payments currently due, which generally results in the fees being recognized over the term of the license contracts.

        Collection of fee is probable—We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer's payment history, its current creditworthiness, economic conditions in the customer's industry and geographic location, and general economic conditions. If in our judgment collection of a fee is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met.

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

Subscription Revenue

        When our fixed-term customers elect to license our products under the new aspenONE licensing model, SMS is included for the entire term of the arrangement and the customer receives the right to unspecified future software products that may be introduced during the term of the arrangement for no additional fee. These agreements combine the right to use all software products within a given product suite with SMS for the term of the arrangement. Due to our obligation to provide unspecified future software products, we are required to recognize the revenue ratably (i.e., on a subscription basis) over the term of the license, once the four revenue recognition criteria noted above are met. License and SMS revenue for arrangements sold under the new aspenONE licensing model are combined and presented together as subscription revenue in the consolidated statement of operations.

Software Revenue

        Software revenue consists of all license transactions that do not contain rights to future unspecified software products for no additional fee. Specifically, it includes license revenue recognized under the upfront revenue model upon the delivery of the license products (i.e., both perpetual and term license contracts); license revenue recognized over the term of the license agreements for fixed-term contracts including point product licenses with SMS bundled for the entire license term; and other license revenue derived from transactions that are being recognized over time as the result of not previously meeting one or more of the requirements for recognition under the upfront revenue model.

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

        Perpetual license arrangements do not include the same rights as those provided to customers under the new aspenONE licensing model. Accordingly, the license fees for perpetual license agreements will continue to be recognized upon delivery of the software products using the residual

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Significant Accounting Policies (Continued)

method provided all other revenue recognition requirements are met. The revenue attributable to perpetual software licenses is recognized in software revenue in the consolidated statement of operations.

Services and Other

SMS Revenue

        Under the upfront revenue model, SMS is typically bundled with the license for the initial year of the license term. Under these arrangements, the fair value of SMS is deferred and subsequently amortized into service and other in the consolidated statement of operations over the contractual term of the SMS arrangement. SMS renewals are at the option of the customer.

        For arrangements executed under the new aspenONE licensing model or where point product licenses are sold with SMS for the contract term, the customer commits to SMS for the entire term of the license arrangement. The revenue related to the SMS component of the new aspenONE licensing model is reported in subscription revenue in the consolidated statements of operations. The revenue related to the SMS component of point product licenses, for which we have VSOE, is reported in services and other in the consolidated statement of operations.

Professional Services

        Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis and are generally recognized as the services are performed, assuming all other revenue recognition criteria have been met. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. All revenue amounts are recognized within services and other in the statement of operations. Project costs are based on standard rates, which vary by the consultant's professional level, plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. All project costs are expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the direct costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, management believes that costs are the best available measure of performance. Reimbursables received from customers for out-of-pocket expenses are recorded as revenue. If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services. Revenue from committed professional services arrangements that are sold within close proximity or in contemplation of a new aspenONE license transaction is deferred and recognized on a ratable basis over the term of the related software arrangement.

        Occasionally, we provide professional services considered essential to the functionality of the software. We recognize the combined revenue from the sale of the software and related services using the percentage-of-completion method. However, when these professional services are combined with, and essential to, the functionality of a new aspenONE license transaction, the amount of combined revenue recognized will be the lesser of the amount determined by either the subscription method or the percentage-of-completion method.

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

        Under the new aspenONE licensing model, customers receive SMS for the full contract term, and receive rights to unspecified future products for no additional fee. As VSOE does not exist for both of these undelivered elements, we are required to recognize the revenue ratably (i.e., on a subscription basis) over the term of the license. Therefore, deferred revenue is recorded as each payment comes due and revenue is recognized ratably over the associated license period.

Other Licensing Matters

        Our standard licensing agreements include a product warranty provision. Such warranties are accounted for in accordance with ASC 460, "Guarantees" (ASC 460). The likelihood that we will be required to make refunds to customers under such provisions is considered remote. Historically, any such payments have been de minimis.

        Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that our software products infringe the intellectual property rights of a third party. In most cases, in the event of an infringement claim, we retain the right to (i) procure for the customer the right to continue using the software product; (ii) replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, we may terminate the license agreement and provide a refund

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Significant Accounting Policies (Continued)

to the customer up to the license fees paid by the customer. Such indemnification provisions are accounted for in accordance with ASC 460. The likelihood that we will be required to make refunds to customers under such provisions is considered remote. In most cases and where legally enforceable, the indemnification is limited to the amount paid by the customer.

Legal fees and contingencies

        We accrue estimated future legal fees associated with claims, assessments or litigation for which management has determined that it is probable that a loss contingency exists. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated. We believe that we have sufficient accruals to cover any obligations resulting from claims, assessments or litigation that have met this criteria.

Reclassifications

        Certain line items in the prior period financial statements have been reclassified to conform to currently reported presentations.

        For further information with regard to our "Significant Accounting Policies," please refer to Note 2 of our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

4. Goodwill

        We test goodwill for impairment annually at the reporting unit level using a fair value approach in accordance with the provisions of ASC 350, "Intangibles—Goodwill and Other." We conduct our annual impairment test as of December 31 of each year. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is to be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured based upon the estimated fair value of goodwill at the valuation date. As of December 31, 2009, we performed a goodwill impairment test for each reporting unit and determined that the estimated fair values substantially exceeded the carrying values. As such, no impairment losses were recognized as a result of the analysis.

        In late calendar 2008, certain negative macroeconomic factors began to impact the global credit markets and we noted significant unfavorable trends in business conditions in the second quarter of fiscal 2009. In connection with preparing the annual impairment assessment, we identified significant deterioration in the expected future financial performance of our professional services segment compared to the expected future financial performance of this segment at the end of fiscal 2008. As a result, we recognized goodwill and intangible assets impairments of $0.5 million and $0.1 million, respectively, in the professional services segment during the second fiscal quarter of 2009, which ended December 31, 2008 to write off all of the goodwill and intangible assets of this reporting unit.

5. Income Taxes

        The provision for income taxes in the three months ended December 31, 2009 increased by $1.7 million compared to the corresponding period in the prior year. The increase was primarily a result of higher profit before tax in our foreign subsidiaries.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes (Continued)

        The provision for income taxes in the six months ended December 31, 2009 decreased by $2.9 million compared to the corresponding period in the prior year. This decrease was primarily due to the required recognition of additional reserves for uncertain tax positions in the amount of $4.3 million in the first half of fiscal 2009 while no additional reserves were identified in the first half of fiscal 2010, partially offset by higher foreign taxes.

        We are projecting a consolidated loss before tax in fiscal 2010 as a result of the change to the new aspenONE licensing model. While we are expecting profitable results for certain of our foreign subsidiaries, the loss is primarily related to U.S. results and, therefore, cannot be used to offset foreign income or reduce foreign taxes. Our foreign subsidiaries are required to remit income tax payments to their respective taxing authorities and will provide for such taxes on a quarterly basis.

6. Fair Value

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

        Financial instruments not measured or recorded at fair value in the accompanying financial statements consist of accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings. The estimated fair value of accounts receivable, installments receivable, collateralized receivables and accounts payable approximates the carrying value. The estimated fair value of secured borrowings exceeds the carrying value by $3.6 million as of December 31, 2009. The fair value of secured borrowing was calculated using interest rates that were indirectly observable in markets for similar liabilities.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Fair Value (Continued)

        The following table summarizes financial assets and financial liabilities measured and recorded at fair value on a recurring basis in the accompanying financial statements as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs Level (3)
Assets:
Cash equivalents	$77,000	77,000	—	—

        Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. The adoption of ASC 820 for non-financial assets and non-financial liabilities had no material impact on the financial statements as of and for the three and six months ended December 31, 2009.

7. Supplementary Balance Sheet Information

        Accrued expenses in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	December 31, 2009	June 30, 2009
Royalties and outside commissions	$6,285	$8,627
Payroll and payroll-related	12,819	13,793
Restructuring accruals	4,496	4,974
Amounts due to receivable sale facilities for collections	1,942	2,724
Other	14,277	17,764

Total accrued expenses	$39,819	$47,882

        Other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	December 31, 2009	June 30, 2009
Restructuring accruals	$5,502	$7,244
Deferred rent	2,249	2,333
Royalties and outside commissions	4,863	5,852
Other	20,451	20,430

Total other non-current liabilities	$33,065	$35,859

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock-Based Compensation

General Award Terms

        We issue stock options and restricted stock units (RSUs) to our employees and outside directors, pursuant to stockholder approved stock option plans. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those options generally vest over four years and have 7 or 10-year contractual terms. Restricted stock units generally vest over four years. Historically, our practice has been to settle stock option exercises and restricted stock vesting through newly-issued shares.

Stock-Based Compensation Accounting

        During the period from mid-September 2007 until November 9, 2009, we did not maintain our status as a timely filer with the SEC and we were unable to issue stock-based compensation to our directors and employees. On October 29, 2009 the Board of Directors approved the grant as of November 9, 2009 of 2,727,033 RSUs and 264,640 stock options under the 2005 Stock Incentive Plan and the 2001 Stock Option Plan, respectively. Since we were not able to grant awards during the period described above, a portion of the awards were vested immediately upon grant. The RSUs were valued at the stock price on the date of grant. We utilize the Black-Scholes valuation model for estimating the fair value of the stock compensation. The stock-based compensation expense and its classification (in thousands) in the statement of operations for the three and six months ended December 31, 2009 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Recorded as expense:
Cost of service and other	$734	$110	$957	$167
Selling and marketing	3,559	416	4,329	297
Research and development	1,250	129	1,391	215
General and administrative	4,082	852	4,855	1,700

	9,625	1,507	11,532	2,379
Capitalized computer software development costs	—	25	—	25

Total stock-based compensation	$9,625	$1,532	$11,532	$2,404

        The weighted-average fair values of the options granted under the 2001 Stock Option Plan during the six months ended December 31, 2009 were as follows:

Weighted-average fair value of options granted	$3.96
Average risk-free interest rate	1.4%
Expected dividend yield	0.0%
Expected life	3.4
Expected volatility	57.3%

        The dividend yield of zero is based on the fact that we have never paid cash dividends on common stock and have no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the U.S. Treasury zero-coupon bond with a maturity commensurate with the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock-Based Compensation (Continued)

expected life of the options on the date of grant. In fiscal 2010, we calculated the estimated life considering historical exercise behavior, as well as anticipated future events that may affect volatility.

        A summary of stock option and RSU activity under all stock option plans in the first half of fiscal 2010 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000's)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2009	7,569,215	$7.61	4.3		150,613	$10.42
Granted	—	—			—	—
Vested (RSUs)	—	—			(29,887)	10.42
Exercised	—	—			—	—
Cancelled / Forfeited	(2,940)	9.48			(2,126)	10.42

Outstanding at September 30, 2009	7,566,275	7.76			118,600	10.42
Granted	264,640	9.55			2,727,033	9.55
Vested (RSUs)	—	—			(919,119)	9.58
Exercised	(747,514)	4.89			—	—
Cancelled / Forfeited	(33,865)	23.40			(6,786)	$9.83

Outstanding at December 31, 2009	7,049,536	$7.90	4.7		1,919,728	$9.59

Exercisable at December 31, 2009	6,776,392	$7.80	4.5	$21,446	—	—

Vested and expected to vest at December 31, 2009	6,979,061	$7.87	4.6	$21,465	1,821,189	$9.59

        In fiscal 2010, the total fair value of shares vested from RSU grants was $ 9.1 million. At December 31, 2009, the total compensation cost related to all unvested stock options and RSUs not yet recognized was $1.9 million and $17.6 million, respectively and is expected to vest over the next two and one-half years.

        The total intrinsic value of options exercised during the first half of fiscal 2010 was $3.6 million. We received $3.7 million in cash proceeds from option exercises during the first half of fiscal 2010.

9. Net (Loss) Income per Common Share

        Basic (loss) income per share was determined by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net (loss) income by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include employee equity awards and warrants, based on the treasury stock method, and other commitments to be settled in common stock. For the three and six months ended December 31, 2009, all potential common shares were anti-dilutive due to the net

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Net (Loss) Income per Common Share (Continued)

loss. The calculations of basic and diluted net (loss) income per share and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended December 31,						Six Months Ended December 31,
	2009			2008			2009			2008
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic (loss) income per share:
Net (loss) income	$(30,657)	91,002	$(0.34)	$22,961	90,043	$0.26	$(51,719)	90,538	$(0.57)	$34,614	90,031	$0.38
Diluted earnings per share:
Employee equity awards		—			1,642			—			2,596
Warrants		—			345			—			428

Net (loss) income giving effect to dilutive adjustments	$(30,657)	91,002	$(0.34)	$22,961	92,030	$0.25	$(51,719)	90,538	$(0.57)	$34,614	93,055	$0.37

        The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding because the exercise price of the employee equity awards and warrants exceeded the average market price for our common stock and/or their effect would be anti-dilutive at the balance sheet date (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Employee equity awards and warrants	—	2,313	—	1,810

10. Comprehensive (Loss) Income

        Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive (loss) income for the three and six months ended December 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net (Loss) lncome	$(30,657)	$22,961	$(51,719)	$34,614
Foreign currency translation adjustments	(118)	(2,604)	1,476	(1,984)

Total comprehensive (loss) income	$(30,775)	$20,357	$(50,243)	$32,630

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies

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

        Opt-out claims were filed on behalf of the holders of approximately 1.1 million of such shares. One of these actions was settled and two were dismissed. The claims in the remaining action (described below) include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action.

  •
  Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, was an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed on July 18, 2008, and a non-jury trial began on November 3, 2009 and concluded on November 24, 2009. On January 19, 2010 the court issued its order granting judgment in our favor and dismissing the case. On October 17, 2008, the plaintiffs had filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., Civ. A. No. 08-4625-BLS1 (Blecker II). The sole claim in Blecker II is based on the Massachusetts Uniform Securities Act. We served a motion to dismiss

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

    on December 3, 2008 which was granted on December 11, 2009. On January 5, 2010, the plaintiffs filed a notice of appeal with respect to that dismissal.

  •
  380544 Canada, Inc. et al. v. Aspen Technology, Inc., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is scheduled to conclude in May 2010.

        The claims in the 380544 Canada action referenced above are for damages totaling at least $4.0 million, not including claims for attorneys' fees. We plan to defend the 308544 Canada action vigorously. We can provide no assurance as to the outcome of this case or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against us for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business.

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

        Relatedly, on November 11, 2009, we commenced an arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO, by filing a request for arbitration in that court. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of our agreement and that our termination of our agreement was lawful, and seeking damages for ATME's willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against us seeking a declaratory judgment that we unlawfully terminated our agreement with ATME, and seeking damages for breach of contract by reason of our purported unlawful termination of our agreement. Our reply to those counterclaims was filed on or about December 18, 2009.

        While we believe that ATME's claims are without merit and that we were entitled to terminate the reseller relationship, we can provide no assurance as to the outcome of the dispute. Regardless of the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

outcome, such claims may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement document relating to the terminated relationship contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee would be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of the reseller, as well as the reseller's actual financial performance. Based on the formula and the financial information provided to us by the reseller, which we have not had the opportunity to verify independently, a recent calculation associated with termination other than for material breach based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement document, no termination fee is owed on termination for material breach.

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

12. Segment Information

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our Chief Executive Officer.

        We have three operating segments: a) license; b) maintenance, training and other; and c) professional services. The chief operating decision-maker assesses financial performance and allocates resources based upon these three lines of business.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment Information (Continued)

        The following table presents a summary of operating segments for the three and six months ended December 31, 2009 and 2008 (in thousands):

	License	Maintenance, Training, and Other	Professional Services	Total
Three Months Ended December 31, 2009—
Segment revenue	$10,190	$19,663	$12,833	$42,686
Segment expenses	15,880	3,839	7,956	27,675

Segment operating (loss) profit(1)	$(5,690)	$15,824	$4,877	$15,011

Three Months Ended December 31, 2008—
Segment revenue	$47,272	$22,477	$12,878	$82,627
Segment expenses	14,687	3,448	9,437	27,572

Segment operating profit(1)	$32,585	$19,029	$3,441	$55,055

Six Months Ended December 31, 2009—
Segment revenue	$21,297	$38,653	$22,532	$82,482
Segment expenses	30,399	7,524	17,789	55,712

Segment operating (loss) profit(1)	$(9,102)	$31,129	$4,743	$26,770

Six Months Ended December 31, 2008—
Segment revenue	$96,909	$43,820	$28,304	$169,033
Segment expenses	31,083	7,033	20,086	58,202

Segment operating profit(1)	$65,826	$36,787	$8,218	$110,831

(1)
The segment operating profits reported reflect only the expenses of the operating segment and do not contain an allocation for selling and marketing, general and administrative, research and development, restructuring and other corporate expenses incurred in support of the segments.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment Information (Continued)

Reconciliation to (Loss) Income Before Provision for Taxes

        The following table presents a reconciliation of total segment operating profit to (loss) income before provision for income taxes for the three and six months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Total segment operating profit for reportable segments	$15,011	$55,055	$26,770	$110,831
Cost of license	(1,677)	(2,877)	(3,450)	(5,524)
Selling and marketing	(2,053)	(2,691)	(5,374)	(6,378)
Research and development	(8,876)	(8,036)	(17,895)	(18,090)
General and administrative and overhead	(19,871)	(19,315)	(40,074)	(38,623)
Stock compensation and employee tax reimbursements	(9,625)	(1,507)	(11,532)	(2,379)
Corporate and executive bonuses	(2,190)	(944)	(2,259)	(1,804)
Restructuring charges	(32)	(231)	(303)	(265)
Gain (loss) on sales and disposals of assets	(2)	1	(2)	(3)
Impairment of goodwill and intangible assets	—	(623)	—	(623)
Other income (expense)	(222)	2,920	2,047	(661)
Interest income (net)	2,603	3,212	5,641	6,273

(Loss) income before provision for income taxes	$(26,934)	$24,964	$(46,431)	$42,754

13. Subsequent Events

        For purposes of this interim financial information, February 9, 2010 is the date through which subsequent events have been evaluated and represents the date the financial statements were issued.

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

Business Overview

        We are a leading supplier of integrated software and services to the process industries, for which the principal markets consist of energy, chemicals, pharmaceuticals, and engineering and construction. Additionally, we also serve other industries such as power and utilities, consumer products, metals and mining, pulp and paper and biofuels, which manufacture and produce products from a chemical process. We provide a comprehensive, integrated suite of software applications that utilize proprietary empirical models of chemical manufacturing processes to improve plant and process design, economic evaluation, production, production planning and scheduling, supply chain optimization, and operational performance, and an array of services designed to optimize the utilization of these products by our customers. We are organized into three operating segments: software licenses; maintenance, training and other; and professional services. Each of these operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in U.S. dollars, we conduct a significant number of transactions in currencies other than U.S. dollars.

        Adverse changes in the economy and global economic and political uncertainty have previously caused delays and reductions in information technology (IT) spending by our customers and a consequent deterioration of the markets for our products and services, particularly our manufacturing/supply chain product suites. As a result of the decline in economic conditions during fiscal 2009 which continued into the second quarter of fiscal 2010, we experienced some reductions, delays and postponements of customer purchases that negatively impacted our bookings, revenue and operating results.

New Licensing Model

        In July 2009, we announced that for the fiscal year commencing July 1, 2009, we would offer a new term licensing model for our software. The new aspenONE licensing model provides customers with access to all engineering or manufacturing/supply chain software products within the aspenONE software suite. As part of the new offering, customers receive SMS for the term of the license and the right to unspecified future software products that may be introduced during the term of the arrangement for no additional fee. The new aspenONE licensing model provides customers the ability to utilize any product within the aspenONE suite through the use of tokens (exchangeable units of measurement) which they license in quantities sufficient for their business needs. We expect that the increased flexibility of this licensing model, which facilitates ease of access to the products in the aspenONE suite, will lead to increased usage over time, and should contribute to increased revenue.

        Prior to fiscal 2010, we offered term licenses to our customers with extended payment terms for specifically defined sets of products (referred to as "point products") within the aspenONE solution suites based upon the customer's particular needs. We typically recognized revenue for these term license agreements upon shipment of the software, at the net present value of the aggregate license fees, provided all other revenue recognition criteria were met. We refer to this revenue recognition approach as the "upfront revenue model." We also sold perpetual licenses, which were also recognized on an upfront basis. Increasingly, the majority of our software licenses have been term-based. Licenses that did not qualify for upfront recognition were either deferred until such time as all revenue recognition criteria had been met, or recognized over the license term.

        Under the upfront revenue model we offered annually renewable post contract support (referred to as SMS) as a component of our arrangements. Generally, SMS was provided for the first year of the license agreement and renewed annually at the customer's discretion. Revenue from SMS was recognized ratably over the term of the SMS agreement. For the majority of our existing software arrangements under the upfront licensing model, customers renew their support contracts when eligible to do so.

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

        As a result of the changes to our business model, the majority of our license revenue will no longer be recognized on an upfront basis, but will instead be recognized over the contract term, either on a subscription basis or as payments become due. Since we previously recognized much of the revenue associated with the term license agreements executed prior to fiscal 2010, we will report significantly lower revenue for several years. Until such time as existing contracts expire and are renewed under the new aspenONE licensing model, we will not realize a significant increase in our subscription revenue. Additionally, if a professional service arrangement is contracted in close proximity to a related license agreement which qualifies for recognition under the new aspenONE licensing model, the professional services revenue will be recognized over the contract term. There will not be a corresponding reduction in operating expenses; therefore, we anticipate reporting significant operating and net losses for at least several years.

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

        The predominant method of customer billing and cash collections is consistent between the new aspenONE and upfront licensing models: we will continue to invoice the customer over the contract term (generally on an annual basis), provided the customer does not elect to make payment in full at the outset of the arrangement. Consequently, we do not expect any material change to net cash provided by operating activities as a result of the changes to the way we license our products, assuming the introduction of the new aspenONE licensing model does not negatively impact customer retention.

        Under the upfront revenue model, we record the net present value of the un-invoiced payments remaining on our license contracts as installments receivable. Under the new aspenONE licensing model, the arrangement fees are not deemed to be fixed or determinable. Therefore, the un-invoiced payments remaining on our license contracts will not be recorded on the balance sheet. We expect that the conversion to the new licensing model will cause the installments receivable balance to decline over time. Additionally, we expect deferred revenue will increase over time since the annual installments for license transactions executed under the new aspenONE licensing model will be deferred and recognized on a subscription basis. Although we expect to see growth in deferred revenue during the balance of fiscal 2010, until such time as a significant portion of existing term contracts which were recognized under the upfront revenue model expire and are renewed under the new aspenONE licensing model, we will not realize a significant increase in our deferred revenue.

        Historically, to assess our financial results and condition, we used a number of quantitative and qualitative performance indicators. These indicators included: software license bookings; the value of our installed customer base; revenue and expense trends; gross margins; operating and net income; cash and cash equivalents; cash flow; and liquidity metrics. As a result of the movement to the new aspenONE licensing model and the anticipated reduction in reported revenue and income, a number of these indicators will not be meaningful for the next several years. Accordingly, we will focus on: the change in the value of our installed customer base; software license bookings; expense trends; cash and cash equivalents; cash flow; and collateralized receivables and secured borrowings balances.

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

  •
  Manufacturing  Our manufacturing products focus on optimizing customers' day-to-day process industry activities, enabling them to make better, more profitable decisions and improve plant performance. The typical production cycle offers many opportunities for optimizing profits. Process manufacturers must be able to address a wide range of issues driving execution efficiency and cost: from selecting the right feedstock and raw materials; to production scheduling; to identifying the right balance among customer satisfaction, costs and inventory. Our manufacturing products support the execution of the optimal operating plan in real time. These solutions include desktop and server applications and IT infrastructure that enable companies to model, manage and control their plants more efficiently, helping them to make better-informed, more profitable decisions. These solutions help companies make decisions that can reduce fixed and variable costs in the plant, improve product yields, procure the right raw materials and evaluate opportunities for cost savings and efficiencies in their operations.

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

        Because fees for our software products can be substantial and the decision to purchase our products often involves members of our customers' senior management, the sales process for our solutions is frequently lengthy and can exceed one year. Accordingly, the timing of our license bookings and revenue is difficult to predict. Additionally, we derive a majority of our total revenue from companies in or serving the energy, chemicals, pharmaceutical, and engineering and construction industries. Accordingly, our future success depends upon the continued demand for manufacturing optimization software and services by companies in these process manufacturing industries. The energy, chemicals, pharmaceutical, and engineering and construction industries are highly cyclical and highly reactive to the price of oil, as well as general economic conditions.

        Our software license business represented 46.2% of our total revenue on a trailing four-quarter basis.

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

        Revenue generated by our maintenance, training and other business represented 34.9% of our total revenue on a trailing four-quarter basis and is closely correlated to changes in our installed base of software licenses. This percentage has increased as a result of the implementation of the new aspenONE licensing model which recognizes revenue over time, as opposed to our historical practice of generally recognizing revenue upfront upon shipment. For the majority of our existing software arrangements under the upfront model, customers renew their support contracts when eligible to do so. The majority of new software license contracts sold include maintenance for the entire term of the arrangement.

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

        Customers who obtain professional services from us typically engage us to provide such services over periods of up to 24 months. We generally charge customers for professional services, ranging from supply chain to on-site advanced process control and optimization assistance services, on a fixed-price basis or time-and-materials basis. Professional services represented 18.9% of our total revenue on a trailing four-quarter basis, and has experienced lower margins than our other business segments.

Critical Accounting Estimates and Judgments

        Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  •
  revenue recognition for both software licenses and fixed-fee professional services;

  •
  impairment of long-lived assets, goodwill and intangible assets;

  •
  accounting for contingencies; and

  •
  accounting for income taxes.

Revenue Recognition

        We generate revenue from the following sources: (1) licensing software products; (2) providing SMS; and (3) providing professional services including consulting and training. We sell our software products to end-users under fixed-term and perpetual licenses. As a standard business practice, we offer extended payment term options for our fixed-term license contracts, which are generally payable on an annual basis. Certain of our fixed-term license agreements include product mixing rights that allow customers the flexibility to change or alternate the use of multiple products included in the license arrangement after those products are delivered to the customer. We refer to these arrangements as token arrangements. Tokens are fixed units of measure. The amount of software usage is limited by the value of the tokens purchased by the customer.

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

        Additionally, in the first quarter of fiscal 2010, we also began licensing fixed-term point product arrangements in which customers receive SMS for the term of the arrangement. With the inclusion of SMS for the full term of the license, revenue can no longer be recognized under the upfront revenue model as the aggregate fees are not considered fixed or determinable. Revenue for these arrangements will be recognized as payments become due over the term of the contract, provided all other revenue recognition requirements are met. The related SMS is recognized over the term of the SMS agreement beginning with the due date of the annual payment and reported in services and other on the consolidated statements of operations. Occasionally, we expect certain customers to elect upfront payment terms. For these arrangements with upfront payment, all of the license revenue will be recognized upfront by applying the residual method of accounting when the four revenue recognition requirements below have been met.

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

        Four basic criteria must be satisfied before software license revenue can be recognized: persuasive evidence of an arrangement between us and an end user; delivery of our product has occurred; the fee for the product is fixed or determinable; and collection of the fee is probable.

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

        With the introduction of the new aspenONE licensing model, and the changes to the licensing terms of our historical point product agreements sold on a fixed-term basis, we cannot assert that the fees in these arrangements are fixed or determinable because the rights provided to customers and the economics of the arrangements are not comparable to our historical transactions with other customers under the upfront revenue model. As a result, the amount of revenue recognized for these new arrangements will be limited by the amount of customer payments currently due, which generally results in the fees being recognized over the term of the contracts.

        Collection of fee is probable—We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer's payment history, its current creditworthiness, economic conditions in the customer's industry and geographic location, and general economic conditions. If in our judgment collection of a fee is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met.

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

Subscription Revenue

        When our fixed-term customers elect to license our products under the new aspenONE licensing model, SMS is included for the entire term of the arrangement and the customer receives the right to unspecified future software products that may be introduced during the term of the arrangement for no additional fee. These agreements combine the right to use all software products within a given product suite with SMS for the term of the arrangement. Due to our obligation to provide unspecified future software products, we are required to recognize the revenue ratably (i.e., on a subscription basis) over the term of the license, once the four revenue recognition criteria noted above are met. License and SMS revenue for arrangements sold under the new aspenONE licensing model are combined and presented together as subscription revenue in the consolidated statements of operations.

Software Revenue

        Software revenue consists of all license transactions that do not contain rights to future unspecified software products for no additional fee. Specifically, it includes license revenue recognized under the upfront revenue model upon the delivery of the license products (i.e., both perpetual and term license contracts); license revenue recognized over the term of the license agreements for fixed-term contracts including point product licenses with SMS bundled for the entire license term; and other license revenue derived from transactions that are being recognized over time as the result of not previously meeting one or more of the requirements for recognition under the upfront revenue model.

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

        Perpetual license arrangements do not include the same rights as those provided to customers under the new aspenONE licensing model. Accordingly, the license fees for perpetual license agreements will continue to be recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements are met. The revenue attributable to perpetual software licenses is recognized in software revenue in the consolidated statements of operations.

Services and Other

SMS Revenue

        Under the upfront revenue model, SMS is typically bundled with license for the initial year of the license term. Under these arrangements, the fair value of SMS is deferred and subsequently amortized into service and other in the consolidated statements of operations over the contractual term of the SMS arrangement. SMS renewals are at the option of the customer.

        For arrangements executed under the new aspenONE licensing model or where point product licenses are sold with SMS for the contract term, the customer commits to SMS for the entire term of the license arrangement. The revenue related to the SMS component of the new aspenONE licensing model is reported in subscription revenue in the consolidated statements of operations. The revenue related to the SMS component of point product licenses, for which we have VSOE, is reported in services and other in the consolidated statements of operations.

Professional Services

        Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis and are generally recognized as the services are performed, assuming all other revenue recognition criteria have been met. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. All revenue amounts are recognized within services and other in the statements of operations. Project costs are based on standard rates, which vary by the consultant's professional level, plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. All project costs are expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the direct costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, management believes that costs are the best available measure of performance. Reimbursables received from customers for out-of-pocket expenses are recorded as revenue. If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services. Revenue from committed professional services arrangements that are sold within close proximity or in contemplation of a new aspenONE license transaction is deferred and recognized on a ratable basis over the term of the related software arrangement.

        Occasionally, we provide professional services considered essential to the functionality of the software. We recognize the combined revenue from the sale of the software and related services using the percentage-of-completion method. However, when these professional services are combined with, and essential to, the functionality of a new aspenONE license transaction, the amount of combined revenue recognized will be the lesser of the amount determined by either the subscription method or the percentage-of-completion method.

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

        Under the new aspenONE licensing model, customers receive SMS for the full contract term, and receive rights to unspecified future products for no additional fee. As VSOE does not exist for both of these undelivered elements, we are required to recognize the revenue ratably (i.e., on a subscription basis) over the term of the license. Therefore, deferred revenue is recorded as each payment comes due and revenue is recognized ratably over the associated license period.

Other Licensing Matters

        Our standard licensing agreements include a product warranty provision for all products. Such warranties are accounted for in accordance with ASC 460, "Guarantees" (ASC 460). The likelihood that we will be required to make refunds to customers under such provisions is considered remote. Historically, any such payments have been de minimis.

        Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that our software products infringe the intellectual property rights of a third party. In most cases, in the event of an infringement claim, we retain the right to (i) procure for the customer the right to continue using the software product; (ii) replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, we may terminate the license agreement and provide a refund to the customer up to the license fees paid by the customer. Such indemnification provisions are accounted for in accordance with ASC 460. The likelihood that we will be required to make refunds to customers under such provisions is considered remote. In most cases and where legally enforceable, the indemnification is limited to the amount paid by the customer.

        Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2009 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2009 and 2008

        The following table sets forth our condensed consolidated statements of operations for the three and six months ended December 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2009		2008		2009		2008
Revenue:
Subscription	$1,214	2.8%	$—	0.0%	$1,239	1.5%	$—	0.0%
Software	8,976	21.0	47,272	57.2	20,058	24.3	96,909	57.3

Total subscription and software	10,190	23.9	47,272	57.2	21,297	25.8	96,909	57.3
Services and other	32,496	76.1	35,355	42.8	61,185	74.2	72,124	42.7

Total revenue	42,686	100.0	82,627	100.0	82,482	100.0	169,033	100.0

Cost of revenue:
Subscription and software	1,677		2,877		3,450		5,524
Services and other	14,792		15,287		30,488		31,806

Total cost of revenue	16,469	38.6	18,164	22.0	33,938	41.1	37,330	22.1

Gross profit	26,217	61.4	64,463	78.0	48,544	58.9	131,703	77.9

Operating costs:
Selling and marketing	23,757	55.7	19,988	24.2	44,309	53.7	42,113	24.9
Research and development	12,515	29.3	10,514	12.7	23,409	28.4	23,166	13.7
General and administrative	19,226	45.0	14,276	17.3	34,640	42.0	28,391	16.8
Restructuring charges	32	0.1	231	0.3	303	0.4	265	0.2
Impairment of goodwill and intangible asset	—	0.0	623	0.8	—	0.0	623	0.4
Loss on sales and disposals of assets	2	0.0	(1)	(0.0)	2	0.0	3	0.0

Total operating costs	55,532		45,631		102,663		94,561

(Loss) income from operations	(29,315)	(68.7)	18,832	22.8	(54,119)	(65.6)	37,142	22.0

Interest income	5,083	11.9	5,955	7.2	10,532	12.8	11,870	7.0
Interest expense	(2,480)	(5.8)	(2,743)	(3.3)	(4,891)	(5.9)	(5,597)	(3.3)
Other income (expense), net	(222)	(0.5)	2,920	3.5	2,047	2.5	(661)	(0.4)

(Loss) income before provision for income taxes	(26,934)	(63.1)	24,964	30.2	(46,431)	(56.3)	42,754	25.3
Provision for income taxes	(3,723)		(2,003)		(5,288)		(8,140)

Net (loss) income	$(30,657)	(71.8)%	$22,961	27.8%	$(51,719)	(62.7)%	$34,614	20.5%

Revenue

        Total revenue for the second quarter of fiscal 2010 decreased by $39.9 million compared to the corresponding period of the prior year. This decrease is primarily attributable to the changes to our business model, as we transition to the new licensing model. The components of the decrease consisted primarily of a $38.3 million reduction in software revenue and a $2.9 million reduction in services and other.

        Total revenue for the first half of fiscal 2010 decreased by $86.6 million compared to the corresponding period of the prior year. This decrease is primarily attributable to the changes to our business model, as we transition to the new licensing model. The components of the decrease consisted primarily of a $76.9 million reduction in software revenue and a $10.9 million reduction in services and other.

Subscription Revenue

        Subscription revenue represents the amount of revenue recognized ratably during the reporting period from subscription license agreements that were earned during the period, including SMS and software license fees. These agreements provide customers with the right to receive unspecified future products as well as SMS for the full term of the arrangement.

        During the second quarter and first half of fiscal 2010 we had $1.2 million of revenue from subscription agreements. There were no subscription agreements offered prior to fiscal 2010. The relatively small amount of subscription revenue recognized in the period is a reflection of the short time span that the new aspenONE licensing model has been available. We expect that subscription revenue will grow in the future as our new aspenONE licensing model gains greater market acceptance.

        Although we expect to see growth in subscription revenue during the balance of fiscal 2010, until such time as a significant portion of existing term contracts which were recognized under the upfront revenue model expire and are renewed under the new aspenONE licensing model, we will not realize a significant increase in our subscription revenue.

Software Revenue

        Software revenue consists of all license transactions that do not contain rights to future unspecified software products for no additional fee. Specifically, it includes license revenue recognized under the upfront revenue model upon the delivery of the license products (i.e., both perpetual and term license contracts); license revenue recognized over the term of the license agreements with SMS bundled for the entire license term; and other license revenue derived from transactions that are being recognized over time as the result of not previously meeting one or more of the requirements for recognition under the upfront revenue model.

        Software revenue in the second quarter of fiscal 2010 was $9.0 million as compared to $47.3 million in the corresponding period of the prior fiscal year, a decrease of $38.3 million, or 81.0%. The decrease is primarily attributable to the changes to our business model, described above. Prior to July 2009, the majority of our license revenue was recognized on an upfront basis. Going forward, we expect that most of our software revenue will be recognized over the contract term, either on a subscription basis or as payments become due. Of the $9.0 million of software revenue in the quarter, approximately $1.7 million was recognized from current period bookings, which included approximately $.8 million from point product term license arrangements and $.9 million from perpetual license arrangements. The remaining $7.3 million of software revenue represents amounts that had been deferred in prior periods.

        Software revenue in the first half of fiscal 2010 was $20.1 million as compared to $96.9 million in the corresponding period of the prior fiscal year, a decrease of $76.8 million, or 79.3%. The decrease is primarily attributable to the changes to our business model, described above. Prior to July 2009, the majority of our license revenue was recognized on an upfront basis. Going forward, we expect that most of our software revenue will be recognized over the contract term, either on a subscription basis or as payments become due. Of the $20.1 million of software revenue in the period, approximately $5.3 million was recognized from current period bookings, which included approximately $4.1 million from point product term license arrangements and $1.2 million from perpetual license arrangements.

The remaining $14.8 million of software revenue represents amounts that had been deferred in prior periods.

        Looking ahead for the balance of fiscal 2010, we expect the majority of software revenue to consist of amounts related to contracts booked in prior periods, and to a lesser degree, revenue from new perpetual license arrangements and from point product license agreements booked in the balance of fiscal 2010.

Services and Other Revenue

        Services and other primarily consists of professional services, SMS on software fees (excluding SMS bundled in the new aspenONE license offering), and training and are dependent upon a number of factors:

  •
  the number, value and rate per hour of service transactions booked during the current and preceding periods;

  •
  the number and availability of service resources actively engaged on billable projects;

  •
  the timing of milestone acceptance for engagements contractually requiring customer sign-off;

  •
  the timing of negotiating and signing maintenance renewals;

  •
  the timing of collection of cash payments when collectability is uncertain; and

  •
  the size of the installed base of license contracts.

        Services and other in the second quarter of fiscal 2010 decreased by $2.9 million compared to the corresponding period of the prior fiscal year.

        Professional services revenue decreased by less than $0.1 million during the second quarter of fiscal 2010 as compared to the corresponding period of the prior fiscal year. A portion of the decrease is due to the decline in the global economic environment, which impacted our customers' ability to commit to more discretionary spending initiatives. We began to experience the impact during our second quarter of fiscal 2009. In addition to the impact of the economic downturn, the timing of revenue recognition favorably impacted professional services revenue by approximately $2.0 million for the second quarter of fiscal 2010, with no significant corresponding items occurring during the second quarter of fiscal 2009. Although professional services revenue was down period-over-period, normalized revenue in the second quarter of fiscal 2010 was slightly higher compared to the first quarter of fiscal 2010.

        Revenue from SMS decreased $2.2 million in the second quarter of fiscal 2010 compared to the corresponding period of the prior fiscal year. The decrease was due to the continued trend of customers electing to replace perpetual agreements with new term contracts. Moving customers to term-based contracts generally results in larger combined software license and SMS revenue for the business; however, it results in a reduction in SMS revenue. Another contributing factor to the decrease in SMS revenue was slightly lower renewal rates related to the overall decline in the global economic environment. We expect renewal rates to stabilize in the near term. Looking ahead we expect service and other to decrease, as we transition our business to a predominantly subscription-based model, because the revenue associated with SMS will be reported as subscription revenue within the consolidated statements of operations.

        Training revenue decreased $0.6 million in the second quarter of fiscal 2010 as compared to the corresponding period of the prior fiscal year due to the overall decline in the global economic environment.

        Services and other in the first half of fiscal 2010 decreased by $10.9 million compared to the corresponding period of the prior fiscal year.

        Professional services revenue decreased by $5.8 million during the first half of fiscal 2010 as compared to the corresponding period of the prior fiscal year. The most significant portion of the decrease is due to the decline in the global economic environment, which impacted our customers' ability to commit to more discretionary spending initiatives. We began to experience the impact during our second quarter of fiscal 2009. In addition to the impact of the economic downturn, the timing of revenue recognition and changes in reserves favorably impacted professional services revenue by approximately $2.0 million for the first half of fiscal 2010, with no significant corresponding items occurring during the first half of fiscal 2009. Although professional services revenue was down period-over-period, revenue in the first half of fiscal 2010 was slightly higher compared to the second half of fiscal 2009. We expect our professional services revenue to remain fairly consistent in the near term.

        Revenue from SMS decreased $3.4 million in the first half of fiscal 2010 compared to the corresponding period of the prior fiscal year. The decrease was due to the continued trend of customers electing to replace perpetual agreements with new term contracts. Moving customers to term-based contracts generally results in larger combined software license and SMS revenue for the business; however, it results in a reduction in SMS revenue. Another contributing factor to the decrease in SMS revenue was slightly lower renewal rates related to the overall decline in the global economic environment. We expect renewal rates to stabilize in the near term.

        Training revenue decreased $1.7 million in the first half of fiscal 2010 as compared to the corresponding period of the prior fiscal year due to the overall decline in the global economic environment.

  Cost Overview

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Total cost of revenue	16,469	18,164	33,938	37,330
Total operating costs	55,532	45,631	102,663	94,561

Total costs	72,001	63,795	136,601	131,891
Less stock-based compensation	9,625	1,507	11,532	2,379

Total costs, excluding stock-based compensation	62,376	62,288	125,069	129,512

        During the period from mid-September 2007 until November 9, 2009, we did not maintain our status as a timely filer with the SEC and we were unable to issue stock-based compensation to our directors and employees. On November 9, 2009, we became a timely filer and we issued 2.7 million RSUs and 0.3 million stock options to our directors and employees. A portion of these awards were vested upon issuance to reflect the fact that we were unable to issue equity grants for the past two years. The stock-based compensation cost recognized during the second quarter of fiscal 2010 associated with the November grant represents $9.2 million of the total $9.6 million of expense. These expenses are included in the cost of revenue and each of the respective operating expense lines of our consolidated statements of operations and materially impact the comparative analysis of the quarter and year-to-date amounts.

        Total costs, which include the cost of revenue and total operating costs, increased $8.2 million and $4.7 million during the second quarter and first half of fiscal 2010, respectively, as compared to the corresponding periods of the prior fiscal year. Excluding stock-based compensation, comparative adjusted total costs increased only $0.1 million in the second quarter and decreased $4.4 million in the first half of fiscal 2010.

Cost of Subscription and Software

        Cost of subscription and software consists of: royalties; amortization of capitalized software costs; the costs of providing SMS to customers on our new aspenONE license offering; and costs related to delivery of software.

        Cost of subscription and software in the second quarter and first half of fiscal 2010 decreased $1.2 million, or 41.7%, and $2.1 million, or 37.5%, respectively, compared to the corresponding periods of the prior fiscal year. These period-over-period reductions were primarily due to decreases in royalty costs related to our license products and, to a lesser extent, lower capitalized software amortization charges. In connection with the adoption of the new licensing model during the first quarter of fiscal 2010, we renegotiated the majority of our royalty arrangements to a flat-fee basis. Previously our royalty expense was correlated to the mix of products sold and was recognized in the period in which revenue for those products was recorded. As a result of the change to flat-fee arrangements, costs are expected to be incurred evenly over the fiscal year.

Cost of Services and Other

        Cost of services and other consists primarily of personnel-related and external consultant costs associated with providing professional services, SMS on arrangements not licensed on a subscription basis, and training to customers. The costs of providing SMS for the new aspenONE license offering are included in cost of subscription and software.

        Cost of services and other for the second quarter of fiscal 2010 was $14.8 million compared to $15.3 million in the corresponding period of the prior fiscal year, a decrease of $0.5 million, or 3.2%.

Professional Services

        The largest component of the reduction in cost of services and other in the second quarter of fiscal 2010 pertained to our professional services business, which accounted for $0.9 million of the decrease. We reduced our staffing levels over the course of fiscal 2009 to better align our cost structure with the decreased demand for professional services, which resulted from the general decline in the global economic environment. This led to a period-over-period reduction in our costs of approximately $1.0 million. These cost reductions were partially offset by a $0.6 million increase in stock-based compensation. Our gross profit margin increased slightly period-over-period. We expect the gross profit margin to continue to improve throughout the remainder of fiscal 2010 as the full benefit of the cost reduction actions are realized and business activity stabilizes.

SMS and Training

        Cost associated with SMS and training increased $0.4 million in the second quarter of fiscal 2010 as compared to the corresponding period of the prior fiscal year. This increase was primarily associated with increased staffing levels within our training organization. Gross profit margin on SMS and training remained strong despite a modest period-over-period decline in SMS revenue as described above.

        Cost of services and other for the first half of fiscal 2010 was $30.5 million compared to $31.8 million in the corresponding period of the prior fiscal year, a decrease of $1.3 million, or 4.1%.

Professional Services

        The largest component of the reduction in cost of services and other in the first half of fiscal 2010 pertained to our professional services business and accounted for $1.8 million of the year-over-year decrease. We reduced our staffing levels over the course of fiscal 2009 to better align our cost structure with the decreased demand for professional services, which resulted from the general decline in the global economic environment. This led to a period-over-period reduction in our costs of approximately $2.4 million. These cost reductions were partially offset by a $0.8 million increase in stock-based compensation. Our gross profit margin deteriorated in the first half of fiscal 2010 as compared to the corresponding period of the prior fiscal year. The principal reason for the decreased margin was comparatively lower revenue in the first quarter of the fiscal year. As noted above, we experienced improvement in our gross profit margin during the second quarter of fiscal 2010. We expect the gross profit margin to continue to improve throughout the remainder of fiscal 2010 as the full impact of cost reduction actions is realized and business activity stabilizes.

SMS and Training

        Cost associated with SMS and training increased $0.5 million in the first half of fiscal 2010 as compared to the corresponding period of the prior fiscal year. This increase was primarily associated with increased staffing levels within our training organization. Gross profit margin on SMS and training remained strong despite a modest year-over-year decline resulting from decreased SMS revenue as described above. We expect SMS renewal rates to stabilize and gradually improve, and anticipate gross profit margins on SMS and training to return to recent historical levels in the near term.

        As the subscription business grows, we expect SMS revenue will migrate from services and other to subscription revenue because it will be included in a single bundled fee paid by the customer. Currently, it is not possible to predict the rate at which this migration will occur because it is a function of the rate of adoption of the new aspenONE licensing model and we do not have sufficient experience with the rate of adoption to provide a meaningful forecast of this change. Eventually, we expect the majority of our SMS revenue to be included as part of our term license contracts, and accordingly, the majority of maintenance revenue will be accounted for in the subscription revenue line. Since SMS has a high gross profit margin relative to the other streams included in services and other, the reported gross profit margin of services and other will likely decline over the next several years even though the underlying economics of the business are unchanged.

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

        Selling and marketing expenses in the second quarter of fiscal 2010 increased by $3.8 million, or 18.9%, compared to the corresponding period of the prior fiscal year. The increase was predominantly due to higher stock-based compensation, and to a lesser degree, higher commissions, and the unfavorable impact of foreign currency exchange rate changes, partially offset by a decline in miscellaneous marketing expenses.

        Selling and marketing expenses in the first half of fiscal 2010 increased by $2.2 million, or 5.2%, compared to the corresponding period of the prior fiscal year. The increase was predominantly the result of higher stock-based compensation, partially offset by reductions in partner commissions and travel expenditures, as well as a decline in miscellaneous marketing expenses.

Research and Development

        Research and development (R&D) expenses primarily consist of personnel and external consultant costs related to the creation of new products, and enhancements and engineering changes to existing products.

        R&D expenses in the second quarter of fiscal 2010 increased by $2.0 million, or 19.0%, compared to the corresponding period of the prior year. R&D spending increased $0.8 million primarily as a result of higher expenses for stock-based compensation and incentive bonuses, partially offset by decreases in salaries and wages and facilities costs. Additionally, during the second quarter of fiscal 2009 we capitalized $1.2 million of software development costs. No such corresponding costs were capitalized during the second quarter of fiscal 2010.

        R&D expenses in the first half of fiscal 2010 increased by $0.2 million, or 1.0%, compared to the corresponding period of the prior year. R&D spending decreased $1.0 million primarily as a result of: higher usage of development resources on specialized professional service engagements, and decreases in salaries and wages, which were offset by increases in stock-based compensation. Additionally, during the first half of fiscal 2009 we capitalized $1.5 million of software development costs, as compared to $0.3 million during the first half of fiscal 2010.

General and Administrative

        General and administrative expenses include the costs of corporate and support functions, which include executive leadership and administration groups, finance, legal, human resources and corporate communications, and other costs such as outside professional and consultant fees and provisions for doubtful accounts.

        General and administrative expenses in the second quarter of fiscal 2010 increased by $5.0 million, or 34.7%, compared to the corresponding period of the prior fiscal year. The three primary drivers of this increase related to legal defense fees primarily associated with the Blecker litigation, stock-based compensation, and audit and accounting expenses related to the filing of our fiscal 2009 and first quarter of fiscal 2010 financial statements. The above costs were partially offset by our reduced reliance on and use of financial consultants and contractors, as well as a reduction in provisions for doubtful accounts.

        General and administrative expenses in the first half of fiscal 2010 increased by $6.2 million, or 22.0%, compared to the corresponding period of the prior fiscal year. The increase was primarily attributed to audit and accounting expenses related to the filing of our fiscal 2009 and first quarter of fiscal 2010 financial statements; stock-based compensation; legal defense fees; and salaries and wages; partially offset by our reduced reliance on and use of financial consultants and contractors, as well as a reduction in provisions for doubtful accounts.

Restructuring Charges

        Restructuring charges typically result from the closure or consolidation of our facilities, or from a qualifying reduction in headcount.

        Restructuring charges in the second quarter and first half of fiscal 2010 decreased by $0.2 million, or 86.1%, and by less than $0.1 million, or 14.3%, respectively, compared to the corresponding periods of the prior year. Expenses incurred during the periods in fiscal 2010 are the result of adjustments to existing plans.

Interest Income

        Interest income is generated from the accretion of interest on the installment payments of our term software license contracts when revenue is recognized upfront at net present value, and to a lesser extent from the investment of cash balances in short-term instruments. Under the new aspenONE licensing model, receivables are recorded when the payments become due and payable, and we no longer record installment receivables. Therefore, we expect interest income to decline going forward.

        Interest income in the second quarter and first half of fiscal 2010 decreased by $0.9 million, or 14.6%, and $1.3 million, or 11.3%, respectively, as compared to the corresponding periods of the prior fiscal year, principally due to declines in our installment and collateralized receivables.

Interest Expense

        Interest expense is incurred primarily from our secured borrowings. The secured borrowings are derived from our borrowing arrangements with unrelated financial institutions.

        Interest expense in the second quarter and first half of fiscal 2010 decreased by $0.3 million, or 9.6%, and $0.7 million, or 12.6%, respectively, as compared to the corresponding periods of the prior year. The decreases were attributable to lower average secured borrowing balances, resulting from the continued pay-down of our existing arrangements, while not borrowing additional funds.

Other Income (Expense), Net

        Other income (expense), net is comprised primarily of foreign currency exchange gains (losses) generated from transactions denominated in foreign currencies.

        Other income (expense), net changed from a gain of $2.9 million in the second quarter of the prior fiscal year to a loss of $0.2 million in the second quarter of fiscal 2010 principally due to the weakening of the U.S. dollar against the Euro, Pound Sterling and Canadian dollar. The majority of the change resulted from the revaluation of the portion of our accounts receivable portfolio denominated in a foreign currency.

        Other income (expense), net changed from a loss of $0.7 million in the first half of the prior fiscal year to a gain of $2.0 million in the first half of fiscal 2010 primarily due to the strengthening of the U.S. dollar against the Pound Sterling, partially offset by the weakening of the U.S. dollar against the Euro. The majority of the change resulted from the revaluation of the portion of our accounts receivable portfolio denominated in a foreign currency.

Provision for Income Taxes

        The provision for income taxes in the three months ended December 31, 2009 increased by $1.7 million compared to the corresponding period in the prior year. The increase was primarily a result of higher profit before tax in our foreign subsidiaries.

        The provision for income taxes in the six months ended December 31, 2009 decreased by $2.9 million compared to the corresponding period in the prior year. This decrease was primarily due to the required recognition of additional reserves for uncertain tax positions in the amount of $4.3 million in the first half of fiscal 2009 while no additional contingencies or exposures requiring reserves were identified in the first half of fiscal 2010, partially offset by increased foreign income tax.

        We are projecting a consolidated loss before tax in fiscal 2010 as a result of the change to the new aspenONE licensing model. While we are expecting profitable results for certain of our foreign subsidiaries, the loss is primarily related to U.S. results and, therefore, cannot be used to offset foreign income or reduce foreign taxes. Our foreign subsidiaries are required to remit income tax payments to their respective taxing authorities and will provide for such taxes on a quarterly basis.

Liquidity and Capital Resources

Resources

        Our primary source of cash is from the licensing of our products and associated services. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. We historically have financed our operations primarily through cash generated from operating activities, and borrowings secured by our installment receivable contracts. We have also accessed cash through public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, and borrowings under bank credit facilities. As of December 31, 2009, our principal sources of liquidity consisted of $109.4 million in cash and cash equivalents and $17.7 million of unused borrowings under our credit facility. The amount of unused borrowings actually available under the credit facility varies in accordance with the terms of the agreement. We believe that the amount of borrowing capacity currently available along with our current cash and cash equivalents balance and future cash flows from operations, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our credit facility, our liquidity, or materially impacted our funding costs.

        The following table summarizes our cash flow activities for the six months ended December 31, 2009 (in thousands):

Cash flows provided by (used in):
Operating activities	$4,646
Investing activities	(1,857)
Financing activities	(15,407)
Effect of exchange rates on cash balances	(158)

Decrease in cash and cash equivalents	$(12,776)

Operating Activities

        Cash generated by operating activities is our primary source of liquidity. Cash from operating activities provided $4.6 million of cash for the first half of fiscal 2010. This amount resulted from a net loss of $51.7 million, adjusted for non-cash charges of $15.1 million, and a net $41.2 million increase in cash due to lower working capital.

        Non-cash items consisted primarily of $11.5 million of stock-based compensation and $3.7 million of depreciation and amortization.

        The change in working capital consisted primarily of decreases in installment and collateralized receivables of $38.0 million; accounts receivable of $14.5 million; and prepaid expenses and other assets of $3.0 million. These were partially offset by decreases in accounts payable and accrued expenses and other current liabilities of $8.4 million; and deferred revenue of $5.9 million.

        The decrease in accounts, installments and collateralized receivables was attributable to the adoption of our new aspenONE licensing model, collections of collateralized receivables, and no additional financing of receivables to fund operations in the first half of fiscal 2010. Under the new aspenONE licensing model and for point product arrangements sold with SMS bundled for the entire license term, receivables are recorded when the payments become due and payable. As such, we expect the trend of lower installments receivable to continue as customers begin to subscribe to our new aspenONE licensing model.

        Looking ahead, we expect to generate positive cash flows from operations in fiscal 2010. We do not expect the adoption of our new aspenONE licensing model, or the changes made to our fixed-term point product arrangements, to have a negative impact on our operating cash flows because most of our existing contracts are already invoiced over the license contract term. We anticipate that existing cash balances, together with funds generated from operations, will be sufficient to finance our operations and meet our cash requirements for the foreseeable future. However, should cash be insufficient to finance our future operations, we may decide to obtain funds through the financing of additional receivables or through other sources.

Investing Activities

        During the first half of fiscal 2010, we used $1.9 million of cash, primarily to upgrade our financial reporting and management information systems. We have ongoing efforts to enhance our information system and implement internal control enhancements, which have been designed in part to remediate our deficiencies in internal controls over financial reporting. A portion of the remediation costs are expected to be incurred to upgrade our existing financial applications. We do not expect these costs to be materially different from our IT investment costs in prior fiscal years.

        We are not currently party to any material purchase contracts related to future capital expenditures.

Financing Activities

        During the first half of fiscal 2010, we used $15.4 million of cash for financing activities. We used $16.4 million to reduce our secured borrowings balance and used $2.7 million to pay withholding taxes on vested RSUs. Additionally, we received proceeds of $3.7 million from the exercise of employee stock options during the second quarter of fiscal 2010.

        Based on the current cash forecast, we do not foresee the need to sell additional receivables to fund operations. Further, we expect secured borrowing balances to continue to decline during the remainder of fiscal 2010 and during fiscal 2011 as collateralized receivables come due and are collected.

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

        The customers' payments of the underlying receivables fund the repayment of the related amounts borrowed. The terms of the customer receivables range from amounts that are due within 30 days to receivables that are due over five years. The collateralized receivables earn interest income, and the secured borrowings accrue borrowing costs at approximately the same interest rate. The weighted average interest rate on the secured borrowings was 8.1% at December 31, 2009.

        In the ordinary course of acting as a servicing agent for receivables transferred to SVB we regularly receive funds from customers that are processed and remitted onward to SVB. When we receive cash from a customer, the collateralized receivables is reduced and the related secured borrowing is reclassified to an accrued liability for amounts we must remit to SVB. The accrued liability is reduced when payment is remitted to SVB. While in our possession, these cash receipts are contractually owned by SVB and are held by us on their behalf until remitted to the bank. There was less than $0.1 million of cash receipts held for the benefit of SVB recorded in our cash balances and current liabilities as of December 31, 2009.

        We have not sold any receivables for the purpose of raising cash since December 2007. We have sold some large dollar receivables in order to fund the repurchase of several other groups of smaller receivables previously sold to the financial institutions, for the purpose of simplifying the administration of the programs. As of December 31, 2009, we had outstanding secured borrowings of $96.5 million that were secured by collateralized receivables totaling $80.5 million under the Traditional Programs.

        We estimate that there was in excess of $44.8 million available under the SVB program at December 31, 2009. As the collection of the collateralized receivables and resulting payment of the related amounts borrowed will reduce the outstanding balance, the availability under the arrangements can be increased. We expect to maintain our access to cash under these arrangements, and to transfer installments receivable as business requirements dictate. Our ongoing ability to access the available capacity will depend upon a number of factors, including the generation of additional customer receivables and the financial institution's willingness to continue to enter into these transactions.

        Under the terms of the Traditional Programs, we have transferred the receivables to the financial institutions with limited financial recourse to us. We can be required to repurchase the receivables under certain circumstances in case of specific defaults by us as set forth in the program terms. Potential recourse obligations are primarily related to the SVB arrangement that requires us to pay interest to SVB when the underlying customer has not paid by the receivable due date. This recourse is limited to a maximum period of 90 days after the due date. The amount of outstanding receivables that had this potential recourse obligation was $35.0 million at December 31, 2009. This 90-day recourse obligation is recognized as interest expense as incurred and totaled less than $0.1 million for the three months and six months ended December 31, 2009. Other than the specific items noted above, the financial institutions bear the credit risk of the customers associated with the receivables the institutions purchased.

        The terms of the GECC asset purchase agreement require the timely reporting of financial information. As a result of our inability to file timely our fiscal 2009 and first quarter fiscal 2010 financial statements, we were not in compliance with this requirement. Previously, we had obtained a waiver from GECC to extend the reporting deadline for financial information. As a result of the uncertainty as to when we would meet this covenant, we were required to reclassify the obligation to a current liability. As we are now current in our filings, we are in compliance with the timely filing requirement of the agreement and we expect to maintain compliance with this requirement. Accordingly, we have classified the long-term portion of the related obligation as non-current in the accompanying consolidated balance sheet as of December 31, 2009.

Credit Facility

        Originally in January 2003, and also through subsequent amendments, we have an executed loan arrangement with SVB. This arrangement provides a line of credit of up to the lesser of (i) $25.0 million or (ii) 80% of eligible domestic receivables. The line of credit bears interest at the greater of the bank's prime rate (3.25% at December 31, 2009) plus 0.5%, or 4.75%. If we maintain a $10.0 million compensating cash balance with the bank, our unused line of credit fee will be 0.1875% per annum; otherwise it will be 0.375% per annum. The line of credit is collateralized by substantially all of our assets and we are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. The terms of the loan arrangement restrict our ability to pay dividends, with the exception of dividends paid in common stock or preferred stock dividends paid in cash.

        On November 3, 2009, we executed an amendment to the loan arrangement that adjusted certain terms of covenants, including modifying the date we must provide quarterly unaudited and annual audited financial statements to the bank and the maturity date of the credit loan, which was extended to May 15, 2010. As of December 31, 2009, there were $7.4 million in letters of credit and no debt outstanding under the lines of credit. There was $17.7 million available for future borrowing as of December 31, 2009.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

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

        During the second quarter and first half of fiscal 2010, our largest exposures to foreign exchange rates existed primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen against the U.S. dollar. Based on the anticipated net exposures to these currencies, we believe that our foreign currency risk is not large enough to require hedging, and as such there were no foreign currency exchange contracts outstanding at December 31, 2009.

Investment Portfolio

        We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses, as our investments consist primarily of money market accounts. At December 31, 2009, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Item 4.    Controls and Procedures.

a) Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on

Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b) Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2009, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

c) Remediation Efforts

        In the second quarter of fiscal 2010, we continued to implement the following measures that we initiated in fiscal 2009 to improve our internal controls over the financial reporting process. We plan to further enhance these measures in the remaining quarters in fiscal 2010.

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

        In addition to the above-mentioned remedial efforts that we began implementing in fiscal 2009, in the second quarter of fiscal 2010, we also started remedial actions including reviewing, updating, redesigning, defining ownerships and implementing our procedures and internal controls in the areas where material weaknesses were identified.

d) Remediation Plans

        We have made no significant changes in our remediation plans during the quarter ended December 31, 2009 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our "Remediation Plans", please refer to Item 9A of our Annual Report on Form 10-K filed for the fiscal year ended June 30, 2009.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

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

        Opt-out claims were filed on behalf of the holders of approximately 1.1 million of such shares. One of these actions was settled and two were dismissed. The claims in the remaining action (described below) include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action.

  •
  Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, was an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed on July 18, 2008, and a non-jury trial began on November 3, 2009 and concluded on November 24, 2009. On January 19, 2010 the court issued its order granting judgment in our favor and dismissing the case. On October 17, 2008, the plaintiffs had filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., Civ. A. No. 08-4625-BLS1 (Blecker II). The sole claim in Blecker II is based on the Massachusetts Uniform Securities Act. We served a motion to dismiss on December 3, 2008 which was granted on December 11, 2009. On January 5, 2010, the plaintiffs filed a notice of appeal with respect to that dismissal.

  •
  380544 Canada, Inc. et al. v. Aspen Technology, Inc., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is scheduled to conclude in May 2010.

        The claims in the 380544 Canada action referenced above are for damages totaling at least $4.0 million, not including claims for attorneys' fees. We plan to defend the 308544 Canada action vigorously. We can provide no assurance as to the outcome of this case or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against us for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business.

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

        Relatedly, on November 11, 2009, we commenced an arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO, by filing a request for arbitration in that court. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of our agreement and that our termination of our agreement was lawful, and seeking damages for ATME's willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against us seeking a declaratory judgment that we unlawfully terminated our agreement with ATME, and seeking damages for breach of contract by reason of our purported unlawful termination of our agreement. Our reply to those counterclaims was filed on or about December 18, 2009.

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

        Previously, we typically recognized the net present value of license fees over the license term as revenue in the period in which the license agreement was signed and the software was delivered to the customer. We expect our new aspenONE licensing offering to result in revenue being recognized on a subscription basis over the term of multi-year contracts. Although we expect the new licensing offering to result in increased customer usage and higher revenue over time, we are not able to predict the rate of adoption of the new license offering, and therefore cannot predict the timing or amount of future revenue or level of profitability. As referenced in our Current Report on Form 8-K filed with the SEC on July 9, 2009, we expect that this change from predominantly upfront revenue recognition will result in our continuing to report significantly lower revenue and large operating losses in the near term. The announcement of such losses as well as the lack of visibility into future operating results may have a significant adverse effect on our stock price.

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

        Adverse changes in the economy and global economic and political uncertainty could cause delays and reductions in IT spending by our customers and a consequent deterioration of the markets for our products and services, particularly our manufacturing/supply chain product suites. If adverse economic conditions persist, we would likely experience reductions, delays and postponements of customer purchases that will negatively impact our operating results.

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

        Opt-out claims were filed on behalf of the holders of approximately 1.1 million of such shares. One of these actions was settled and two were dismissed. The claims in the remaining actions (described below) include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action.

  •
  Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, was an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed on July 18, 2008, and a non-jury trial began on November 3, 2009 and concluded on November 24, 2009. On January 19, 2010 the court issued its order granting judgment in our favor and dismissing the case. On October 17, 2008, the plaintiffs had filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., Civ. A. No. 08-4625-BLS1 (Blecker II). The sole claim in Blecker II is based on the Massachusetts Uniform Securities Act. We served a motion to dismiss on December 3, 2008 which was granted on December 11, 2009. On January 5, 2010, the plaintiffs filed a notice of appeal with respect to that dismissal.

  •
  380544 Canada, Inc. et al. v. Aspen Technology, Inc., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is scheduled to conclude in May 2010.

        The claims in the 380544 Canada action referenced above are for damages totaling at least $4.0 million, not including claims for attorneys' fees. We plan to defend the 380544 Canada action vigorously. We can provide no assurance as to the outcome of this case or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against us for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business.

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

        Relatedly, on November 11, 2009, we commenced an arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO, by filing a request for arbitration in that court. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of the Agreement and that our termination of the Agreement was lawful, and seeking damages for ATME's willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against us seeking a declaratory judgment that we unlawfully terminated the Agreement with ATME, and seeking damages for breach of contract by reason of our purported unlawful termination of the Agreement. Our reply to those counterclaims was filed on or about December 18, 2009.

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

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified four material weaknesses in our internal control over financial reporting as of December 31, 2009. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        The material weaknesses identified by management as of December 31, 2009 consisted of:

  •
  Inadequate and ineffective monitoring controls;

  •
  Inadequate and ineffective controls over the periodic financial close process;

  •
  Inadequate and ineffective controls over income tax accounting and disclosure; and

  •
  Inadequate and ineffective controls over the recognition of revenue.

        As a result of these material weaknesses, our management concluded as of December 31, 2009 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

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

We expect to be relisted on an exchange effective February 10, 2010; however, if we do not relist our common stock on an exchange, or if we do not remain listed, the price of our common stock and the level of liquidity available to our stockholders may be limited.

        Our common stock has been quoted on the Pink OTC Markets Inc. electronic quotation service since February 19, 2008. We expect to be relisted on a national securities exchange effective February 10, 2010. If we become so listed but thereafter fail to keep current in our SEC filings or to comply with the applicable continued listing requirements, our common stock might be and subsequently would trade in the Pink Sheets electronic quotation service. The trading of our common stock in the Pink Sheets may reduce the levels of liquidity available to our stockholders and also the price of our common stock. In addition, the trading of our common stock in the Pink Sheets would materially adversely affect our access to the capital markets, and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that trade in the Pink Sheets are no longer eligible for margin loans, and a company trading in the Pink Sheets cannot avail itself of federal preemption of state securities or "blue sky" laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we regain listing and are delisted in the future and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees, and the loss of institutional investor interest in our company.

Our international operations are complex and if we fail to manage those operations effectively, the growth of our business would be limited and our operating results would be adversely affected.

        As of February 2, 2010, we had 26 offices in 21 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

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

        Customers outside the U.S. accounted for a material amount of our total revenue in fiscal 2008, 2009 and the six months ended December 31, 2009. We anticipate that revenue from customers outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. Our operations outside the U.S. are subject to additional risks, including:

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

        Some scheduling applications and integrated supply chain products must integrate with the existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive. As a result, some customers may have difficulty in implementing those products or be unable to implement them successfully or otherwise achieve the benefits attributable to them. Delayed or ineffective implementation of those software products or related services may limit our ability to expand our revenue and may result in customer dissatisfaction, harm to our reputation and customer unwillingness to pay the fees associated with these products.

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

        We regard our software as proprietary and rely on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect our proprietary rights. We have registered or have applied to register several of our significant trademarks in the U.S. and in certain other countries. We generally enter into non-disclosure agreements with our employees and customers, and historically have restricted access to our software products' source codes, which we regard as proprietary information. In a few cases, we have provided copies of the source code for some of our products to customers solely for the purpose of special product customization and have deposited copies of the source code for some of our products in third party escrow accounts as security for ongoing service and license obligations. In these cases, we rely on non-disclosure and other contractual provisions to protect our proprietary rights.

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

Third party claims that we infringe the intellectual property rights of others may be costly to defend or settle and could damage our business.

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

Because some of our software products incorporate or otherwise require technology licensed from, or provided by, third parties, the loss of our right to use that third party technology or defects in that technology could harm our business.

        Some of our software products incorporate or otherwise require technology that is licensed from, or otherwise provided by, third parties. There is no assurance that the suppliers of such software will continue to license to us or that they will renew or not terminate the license contracts. Any interruption in the supply or support of any such third party software could materially adversely affect our sales, unless and until we can replace the functionality provided by the third party software. In addition, we depend on these third parties to deliver and support reliable products, enhance our current software, develop new software on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could materially harm our business.

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

        Private equity funds managed by Advent International Corporation have the right under an investor rights agreement to require that we register for sale under the Securities Act the shares of common stock that were issued upon the conversion of our previously outstanding Series D-1 preferred stock and upon the exercise of certain previously outstanding warrants. In addition, these funds could sell certain of such shares without registration. In May 2006, we received a demand letter from such funds requesting the registration of all of the shares of common stock covered by the registration right, for sale in an underwritten public offering. Pursuant to this request, in April 2007 we filed a registration statement for a public offering of 18,000,000 shares of common stock held by such funds. The registration statement also covered 2,700,000 shares that would be subject to an option to be granted to the underwriters by such funds solely to cover overallotments. On July 30, 2008, we withdrew this registration statement as we were not current with our Exchange Act reports. However, as the May 2006 demand letter is still outstanding and we are now current in our Exchange Act reports, we are therefore required to respond to the demand letter as provided in the investor rights agreement by undertaking certain efforts to file a new registration statement as provided therein. As a result, a filing of a registration statement and any sale of common stock into the public market could cause a decline in the trading price of our common stock.

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

        We expect that our current cash balances, future cash flows from our operations, and continued ability to sell installment receivable contracts will be sufficient to meet our anticipated cash needs for at least the next twelve months. We may need to obtain additional financing thereafter or earlier, however, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenue, fewer sales of installment receivable contracts, unanticipated expenses or other unforeseen difficulties.

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

There may be an increase in the sales volume of our common stock when we lift the corporate blackout period imposed under our Insider Trading Policy when we became delinquent in our SEC filings in fiscal 2008, and any sales of shares into the public market may cause a decline in the trading price of our common stock.

        We imposed a corporate blackout period under our Insider Trading Policy after becoming delinquent in our SEC filings in fiscal 2008 because of certain accounting errors we had identified. There may be an increase in the sales volume of our common stock when we lift the corporate blackout period. When the blackout period is lifted and employees are able to sell shares of our stock, it may cause increased selling pressure in the market for our stock, which has generally traded at volume levels substantially less than those prior to the delisting of our common stock from the NASDAQ Global Market on February 19, 2008. Any sales of shares into the public market may cause a decline in the trading price of our common stock.

Item 5.    Other Information.

        As previously disclosed in our definitive proxy statement on Schedule 14A filed on October 30, 2006, we entered into executive retention agreements with certain executive officers on September 26, 2006. The form of that executive retention agreement was amended in July 2009, and the form, as amended, is included as Exhibit 10.1 of this Form 10-Q. As previously disclosed in a current report on Form 8-K filed on July 2, 2009, Mark P. Sullivan was appointed to the position of senior vice president and chief financial officer, effective July 1, 2009. Effective on July 31, 2009, we entered into an executive retention agreement with Mr. Sullivan in the form attached to this Form 10-Q as Exhibit 10.1.

        As previously disclosed, pursuant to the terms of each executive's agreement, if the specified executive's employment is terminated prior to a change in control without cause, the specified executive will be entitled to the following:

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

  •
  "cause" means (a) the willful and continued failure by an executive to substantially perform his/her duties for us after delivery by the board of a written demand for performance (other than any such failure resulting from the executive's incapacity due to physical or mental illness, or any such failure after the executive gives us notice of termination for good reason), and a failure by the specified executive to cure the performance failure within 30 days; or (b) the willful engaging by the specified executive in gross misconduct that is demonstrably and materially injurious to us; and

  •
  "good reason" means constructive termination of the specified executive, relocation, a reduction in the specified executive's salary or benefits, our breach of any employment agreement with the specified executive or our failure to pay benefits when due.

        Each executive retention agreement terminates on the earliest to occur of (a) July 31, 2010, (b) the first anniversary of a change in control, and (c) our payment of all amounts due to the executive following a change in control. Each agreement is subject to automatic renewal on August 1 of each year, unless we give notice of termination at least seven days prior to the renewal date.

Item 6.    Exhibits.

Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
10.1	Form of Executive Retention Agreement entered into by Aspen Technology, Inc. and each executive officer of Aspen Technology, Inc. (other than Mark E. Fusco)	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1
	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: February 9, 2010	By:	/s/ MARK E. FUSCO Mark E. Fusco President and Chief Executive Officer (Principal Executive Officer)
Date: February 9, 2010	By:	/s/ MARK P. SULLIVAN Mark P. Sullivan Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
10.1	Form of Executive Retention Agreement entered into by Aspen Technology, Inc. and each executive officer of Aspen Technology, Inc. (other than Mark E. Fusco)	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1
	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X