Form 10-K/A
period 2009-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2010-04-22
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  0-24786

Aspen Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2739697
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

200 Wheeler Road Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 781-221-6400

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.10 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of December 31, 2008, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by non-affiliates of the registrant was $448,575,506 based on a total of 60,454,920 shares of common stock held by non-affiliates and on a closing price of $7.42 on December 31, 2008 for the common stock as reported on The Pink OTC Markets Inc.

There were 92,139,550 shares of common stock outstanding as of April 16, 2010.

Our fiscal year ends on June 30, and references herein to a specific fiscal year are to the twelve months ended June 30 of such year.  For example, “fiscal 2009” refers to the fiscal year ended June 30, 2009.

Aspen HYSYS and aspenONE are registered trademarks of Aspen Technology, Inc.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K, which we refer to as this Form 10-K/A, amends and restates portions of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 as originally filed with the SEC on November 9, 2009, which we refer to as the original Form 10-K.

This Form 10-K/A is being filed to:

•                  delete from “Item 1A. Risk Factors” one of the risk factors (“Because some of our software products incorporate or otherwise require technology licensed from, or provided by, third parties, the loss of our right to use that third-party technology or defects in that technology could harm our business”) previously set forth therein;

•                  supplement information set forth under the heading “Item 11. Executive Compensation—Compensation Discussion and Analysis” and make conforming changes elsewhere in “Item 11. Executive Compensation”; and

•                  provide additional information in “Item 13. Certain Relationships and Related Transactions, and Director Independence” about our policy with respect to related-party transactions.

Except as otherwise expressly indicated herein, this Form 10-K/A has not been updated for events occurring after the filing of the original Form 10-K.

PART I

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

In July 2009, we introduced a new license offering for our aspenONE software suite in which customers are granted access to specific sets of our software products. Access to the aspenONE suite is calculated and priced on the basis of exchangeable units of measurement, or “tokens.” Maintenance and updates are included in the license, as well as access to any new software products added to the aspenONE suite during the license term.

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

In March 2006, we settled class action litigation, including related derivative claims, arising out of our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. Members of the class who opted out of the settlement (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period) brought their own state or federal law claims against us, referred to as “opt-out” claims.

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

The remaining claims in the Blecker and 380544 Canada actions referenced above are for damages totaling at least $20 million, not including claims for treble damages and attorneys’ fees. We plan to defend these actions vigorously. We can provide no assurance as to the outcome of these opt-out claims or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against us for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business.

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

In December 2004, we entered into a consent decree with the Federal Trade Commission (FTC) with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech Ltd. and related subsidiaries of AEA Technology plc (Hyprotech) in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, we entered into an agreement with Honeywell International, Inc. (Honeywell), on October 6, 2004 (Honeywell Agreement), pursuant to which we transferred our operator training business and our rights to the intellectual property of various legacy Hyprotech products. We are subject to ongoing compliance obligations under the FTC consent decree. We responded to requests by the Staff of the FTC beginning in 2006 for information relating to the Staff’s investigation of whether we have complied with the consent decree. In addition, the FTC voted to recommend to the Consumer Litigation Division (Division) of the U.S. Department of Justice that the Division commence litigation against us relating to our alleged failure to comply with certain aspects of the decree. Although we believe that we complied with the consent decree and that the assertions by the FTC Staff were without merit, we engaged in settlement discussions with the FTC Staff regarding this matter. Following such discussions, on July 6, 2009, we announced that the FTC closed the investigation relating to the alleged violations of the decree, and issued an order modifying the consent decree. Following a thirty-day period for public comment on the modification to the original decree, the modified order became final on August 20, 2009. The modification to the 2004 consent decree requires that we continue to provide the ability for users to save input variable case data for Aspen HYSYS and Aspen HYSYS Dynamics software in a standard “portable” format, which will make it easier for users to transfer case data from later versions of the products to earlier versions. We will also provide documentation to Honeywell of the Aspen HYSYS and Aspen HYSYS Dynamics input variables, as well as documentation of the covered heat exchange products. These requirements will apply to all existing and future versions of the covered products up to 2014. In addition, in connection with the settlement of the related litigation with Honeywell, we have provided to Honeywell a license to modify and distribute (in object code form) certain versions of our flare system analyzer software. There is no assurance that the actions required by the FTC’s modified order and related settlement with Honeywell will not provide Honeywell with additional competitive advantages that could materially adversely affect our results of operations.

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

If we are unable to remain current in our financial filings, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we would not be able to have a registration statement under the Securities Act of 1933 (Securities Act), covering a public offering of securities declared effective by the SEC, and we would not be able to make offerings pursuant to existing registration statements or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” The lack of an effective registration statement would also result in our employees being unable to exercise vested options, which could affect our ability to attract and retain qualified personnel. We also would not be eligible to use a “short form” registration statement on Form S-3 for a period of twelve months after the time we became current in our filings. These restrictions may impair our ability to raise funds should we desire to do so and may adversely affect our financial condition. If we are unable to remain current in our filings, and we are not able to obtain waivers under our financing arrangements, it might become necessary to repay certain borrowings, which could have a material adverse effect on our results of operations.

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

As of October 18, 2009, we had 26 offices in 21 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations. We also rely, to a lesser extent, on distributors and resellers to sell our products and market our services internationally, and our inability to manage and maintain those relationships would limit our ability to generate revenue outside the U.S. Effective October 6, 2009, we terminated a reseller outside the U.S. See our risk factor below titled “Our revenue growth, operating results, financial condition or cash flows may be materially and adversely affected by recent events in connection with reseller relationships.” The complexities of our operations also require us to make significant expenditures to ensure that our operations are compliant with regulatory requirements in numerous foreign jurisdictions. To the extent we are unable to manage the various risks associated with our complex international operations effectively, the growth and profitability of our business may be adversely affected.

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

Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with a reseller known as, AspenTech Middle East W.L.L., a Kuwait corporation (ATME or the reseller). Effective October 6, 2009, we terminated the reseller relationship for material breach by the reseller based on certain actions of the reseller. On November 2, 2009 the reseller filed a Claim Form (Arbitration) in the High Court of Justice, Queen’s Bench Division, Commercial Court, London,  England, reference 2009 Folio 1436 in the matter of an intended arbitration between the reseller and us, seeking an injunction against certain activities by us in the alleged former territory of the reseller. We believe that the reseller’s claims are without merit, inasmuch as our termination of the relationship was based on actions by the reseller constituting material breach as defined in the reseller agreement document, and that the reseller is not entitled to such an injunction. We therefore intend to defend the claims vigorously. We can provide no assurance as to the outcome of this proceeding or the likelihood of the filing of additional proceedings such as a full arbitration, and these claims may result in judgments against us for significant damages and a possible injunction that would threaten our ability to do business directly in certain countries in the Middle East. In addition, regardless of the outcome, such claims may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement document relating to the terminated relationship contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee would be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of the reseller, as well as the reseller’s actual financial performance. Based on the formula and the financial information provided to us by the reseller, which we have not had the opportunity to verify independently, a recent calculation associated with termination other than for material breach based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement document, no termination fee is owed on termination for material breach.

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

In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against the company. This type of litigation against us could result in substantial liability and costs and divert management’s attention and resources.

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

On December 6, 2007, our board of directors approved the extension of the exercise periods of certain outstanding stock options that would otherwise likely expire prior to our becoming current in our Exchange Act -filings. When we were not current in those filings, we were unable, under applicable securities laws, to issue shares pursuant to exercises of options. Sales of shares upon exercise of those and other options, or sales of shares subsequent to lapse of forfeiture restrictions on restricted stock units, may cause increased selling pressure in the market for our stock, which has generally traded at volume levels substantially less than those prior to the delisting of our common stock from the NASDAQ Stock Market on February 19, 2008. Any sales of shares into the public market may cause a decline in the trading price of our common stock.

PART III

Item 11.     Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information regarding our compensation programs and policies for our named executive officers or NEOs, who consist of:

•                  Mark Fusco, our President and Chief Executive Officer;

•                  Bradley T. Miller, who served as our Senior Vice President and Chief Financial Officer until February 2009;

•                  Antonio J. Pietri, our Executive Vice President, Field Operations;

•                  Manolis E. Kotzabasakis, our Senior Vice President, Sales and Strategy; and

•                  Frederic G. Hammond, our Senior Vice President, General Counsel and Secretary.

Objectives and Philosophy of Our Executive Compensation Program

We have a total compensation philosophy designed to provide compensation that is linked to performance, competitive with other companies in the markets in which we compete, that is perceived to be fair and equitable, and that can be sustained in all business environments.  The compensation policies established by the compensation committee have been designed to link executive compensation to the attainment of specific performance goals and to align the interests of executive officers with those of our stockholders.  The policies are also designed to allow us to attract and retain senior executives critical to our long-term success by providing competitive compensation packages and recognizing and rewarding individual contributions, to ensure that executive compensation is aligned with corporate strategies and business objectives, and to promote the achievement of key strategic and financial performance measures.

To achieve these objectives, we use a mix of compensation elements, including:

•                  base salary;

•                  annual performance-based and discretionary cash bonuses;

•                  long-term equity incentives in the form of stock options and restricted stock units;

•                  employee benefits; and

•                  severance and change-of-control benefits.

In determining the amount and form of these compensation elements, we may consider a number of factors, including the following:

•                  compensation levels paid by companies in our peer group, with a particular focus on target levels for cash compensation based on cash compensation paid to similarly situated officers employed by the peer companies, as we believe this approach helps us to compete in hiring and retaining the best possible talent while at the same time maintaining a reasonable and responsible cost structure;

•                  corporate performance, particularly as reflected in achievement of key corporate strategic, financial and operational goals such as growth and penetration of customer base and financial and operational performance, as we believe this encourages our NEOs to focus on achieving our business objectives;

•                  the need to motivate executives to address particular business challenges unique to a particular year;

•                  internal pay equity of the compensation paid to one NEO as compared to another, as we believe this contributes to retention and a spirit of teamwork among our executives;

•                  broader economic conditions, in order to ensure that our pay strategies are effective yet responsible, particularly in the face of any unanticipated consequences of the broader economy on our business; and

•                  individual negotiations with NEOs, particularly in connection with their initial compensation package, as these executives may be leaving meaningful compensation opportunities at prior employers — or may be declining significant compensation opportunities at other potential employers — in order to come work for us, as well as negotiations upon their departures, as we recognize the benefit to our stockholders of seamless transitions.

Role of the Compensation Committee

The compensation committee of the board of directors oversees our executive compensation program.  In this role, the compensation committee is generally responsible for reviewing, modifying, approving and otherwise overseeing the compensation policies and practices applicable to our employees, including the administration of our equity and employee benefit plans.  As part of this responsibility, the compensation committee reviews and approves (or recommends for approval by a majority of the independent directors), the compensation structure for our NEOs.  The board is responsible for establishing corporate objectives and targets for purposes of variable cash compensation; for fiscal 2009, the board approved the corporate operating income target for both of our cash bonus plans.

The compensation committee historically has, at its discretion, presented to the board information regarding executive compensation matters for all executives.  Compensation matters for all executives other than the chief executive officer and the chief financial officer are approved by the compensation committee and presented to the board for informational purposes.  The compensation committee presents to the board its recommendations on compensation matters for the chief executive officer and the chief financial officer, including base salary and target bonus levels, for approval by the independent directors.  In fiscal 2009 the independent directors approved the compensation committee’s recommendations as presented.

As part of its deliberations, in any given year, the compensation committee may review and consider materials such as our financial reports and projections, operational data, tax and accounting information that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, our stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels, industry and peer company benchmark data, and the recommendations of our chief executive officer.  The compensation committee may review materials and advice provided by an independent compensation consultant, but did not engage any compensation consultants in determining or recommending the amount or form of executive compensation for fiscal 2009.

Role of Management

For NEOs other than our chief executive officer, the compensation committee solicits and considers the performance evaluations and compensation recommendations submitted to the compensation committee by the chief executive officer.  In the case of the chief executive officer, the compensation committee evaluates his performance and determines whether to recommend to the board any adjustments to his compensation.  Mark Fusco, our chief executive officer and one of our directors, participated in the meetings of the compensation committee related to the amount of the fiscal 2009 compensation packages for each of the NEOs, other than his own.

Our human resources, accounting and finance, and legal departments work with our chief executive officer to design and develop compensation programs applicable to NEOs and other senior executives that the chief executive officer recommends to the compensation committee.  These departments also work with the chief executive officer to recommend changes to existing compensation programs, to recommend financial and other performance targets to be achieved under those programs, to prepare analyses of financial data, to prepare peer group data summaries, to prepare other compensation committee briefing materials, and ultimately to implement the decisions of the board and the compensation committee.

Compensation Benchmarking

The compensation committee reviews relevant market and industry practices on executive compensation to balance our need to compete for talent with our need to maintain a reasonable and responsible cost structure, as well as with the goal of aligning the interests of the NEOs with those of our stockholders.  In making compensation decisions for fiscal 2009, the compensation committee reviewed information on practices, programs and compensation levels implemented by a peer group selected by the compensation committee and global industry survey sources.

Peer Group

The peer group consists of companies that are U.S. publicly traded software companies, that have revenue within a specified range of our revenue and that the compensation committee believes compete with us for executive talent.  At the time the compensation committee reviewed peer group data for purposes of fiscal 2009, the peer group had annual revenues of between $235 million and $941 million.  The composition of the peer group is reviewed and updated by the compensation committee annually, based in part on recommendations of our chief executive officer and chief financial officer.  For fiscal 2009, the twelve companies included in the peer group were:

ANSYS, Inc.

Epicor Software Corporation

i2 Technologies, Inc.

Informatica Corporation

JDA Software Group, Inc.

Lawson Software, Inc.

Manhattan Associates, Inc.

Mentor Graphics Corporation

Parametric Technology Corporation

Progress Software Corporation

QAD Inc.

TIBCO Software Inc.

Compensation Positioning and Compensation Allocations

In general, the compensation committee sets cash compensation elements as follows, with compensation above this level possible for exceptional performance:

•      base salaries at or near the 50th percentile for our peer group; and

•      target cash bonus compensation at or near the 75th percentile for our peer group.

The compensation committee believes targeting each element of cash compensation at these percentiles for our peer group is necessary in order to achieve the primary objectives, described above, of our executive compensation program.  The higher percentile for target cash bonuses is intended to highly motivate our executives to achieve the corporate financial and individual objectives that underlie our performance-based bonus plans.

Benchmarking is not the only factor the compensation committee considers in setting either element of cash compensation.  The equity compensation element is not benchmarked to a specific peer group percentile, although peer group data, including mean and distribution data for peer company officers, are analyzed and considered by the compensation committee in the process of determining compensation levels for NEOs.  A number of other factors, such as economic conditions, performance and individual negotiations, may play an important role (or no role) with respect to the cash or equity compensation offered to any NEO in a given year.  In setting actual compensation levels for a NEO, the compensation committee, in addition to considering peer group data, also considers the NEO’s duties and responsibilities and the NEO’s ability to influence corporate performance.  In addition to peer group analysis, the compensation committee also reviews third-party survey data to confirm the reasonableness of proposed compensation levels.  The compensation committee believes this general approach helps us to compete in hiring and retaining the best possible talent while at the same time maintaining a reasonable and responsible cost structure.

The compensation committee considers actual realized compensation received in determining if compensation programs are meeting their objectives.  It does not, however, typically reduce compensation plan targets because of compensation realized from prior awards, in order to avoid creating an inadvertent disincentive for exceptional performance.

Reasons for Providing, and Manner of Structuring, the Key Compensation Elements in Fiscal 2009

Base Salary

We provide base salary as a fixed source of compensation for our executives, allowing them a degree of certainty in the face of having a large portion of their compensation “at risk.”  Base salary is used to recognize the performance, skills, knowledge, experience and responsibilities required of all our employees, including our NEOs. The compensation committee recognizes the importance of base salary as an element of compensation that helps to attract and retain our executives.  As a result, base salaries need to be at levels competitive with salaries provided by our peer group and target base salary levels are typically targeted at the 50th percentile of our peer group.

Each year the compensation committee reviews the annual salaries for each of our NEOs, considering whether existing base salary levels continue to be at the 50th percentile for our peer group and other factors such as peer group average salary data.  In addition to considering the peer group data, the compensation committee may, but does not always, also consider other factors, including the experience, tenure and performance of a NEO, the scope of the NEO’s responsibility, the salary level negotiated by a NEO in any existing employment agreement, broader economic conditions, our financial health, and the extent to which the compensation committee is generally satisfied with the NEO’s past performance and expected future contributions.

For fiscal 2009, the compensation committee determined that the $500,000 base salary of Mark Fusco was at the 67th percentile, and 104% of average ($480,228), for chief executive officers of our peer group.  Mr. Fusco’s base salary exceeded the 50th percentile generally targeted for NEOs, in recognition of his individual role and responsibilities, his track record with us (including his past successes in addressing significant accounting and business challenges), and his importance to our future success.

The compensation committee also determined to recommend to the board that the $300,000 base salary of Bradley Miller be continued from fiscal 2008 into fiscal 2009, and the board approved that recommendation.  Mr. Miller’s base salary was at the 54th percentile for chief financial officers of our peer group.  Mr. Miller stepped down from his position as our chief financial officer in February 2009; our current chief financial officer, Mark P. Sullivan, did not join us until July 2009.

The base salary levels of the other three NEOs were increased, and the percentiles represented by the fiscal 2009 base salaries for similarly situated officers of our peer group, were:

•                  Antonio Pietri:  base salary increased $25,000 to $300,000, at the 50th percentile;

•                  Manolis Kotzabasakis:  base salary increased $15,000 to $265,000; and

•                  Frederic Hammond:  base salary increased $25,000 to $275,000, below the 50th percentile.

The compensation committee noted that the responsibilities of Mr. Kotzabasakis were different from those associated with any of the officers covered by the peer group data, and the compensation committee therefore relied on factors other than benchmarking, including third-party survey data and consideration of his significant contributions to our success, in setting a base salary for Mr. Kotzabasakis for fiscal 2009.  The determinations of base salaries of the NEOs other than for Mr. Fusco were based in part on, and were consistent with, recommendations made by Mr. Fusco to the compensation committee.

Variable Cash Compensation

In addition to earning a base salary, executives are eligible to earn additional cash compensation through annual (that is, short-term) variable cash bonuses.  The variable bonuses are intended to motivate executives to work at the highest levels of their individual abilities and to achieve company-wide operating and strategic objectives as well as individual objectives.  The compensation committee also recognizes the important role that variable cash compensation plays in attracting and retaining executives and therefore generally seeks to set target levels for variable bonuses (that is, payouts for target performance achievement) so that target cash bonus compensation falls at or near the 75th percentile for target cash bonus compensation of similarly situated executives at our peer group.  By weighting cash compensation more heavily toward variable cash compensation (since base salaries are targeted at the median), the compensation committee makes a significant portion of our executives’ total cash compensation “at risk,” helping us implement a culture in which the executives know that their take-home pay depends, to a large extent, on our and their performance.

The compensation committee generally starts the process of determining the target bonus levels, and the corporate and individual performance goals by which performance will be measured under the bonus programs, in the last quarter before the start of the applicable fiscal year.  Typically, in the fourth quarter of each fiscal year, the compensation committee considers potential performance measures and the target bonus percentages for the next fiscal year.  As part of this analysis, the compensation committee considers the likely bonus payouts for the ongoing fiscal year and reviews its preliminary analysis with the chief executive officer, in connection with their consideration of expected financial results for the prior year, budgets for the applicable year and the economic forecast for the applicable year.  The compensation committee also considers peer group company data provided by the chief executive officer.  The chief executive officer then makes a recommendation to the compensation committee as to the target bonuses that the other executives should be eligible to earn for the applicable year, and the compensation committee reviews those recommendations.  Generally, in the first quarter of a fiscal year, after financial results for the prior year have become available, the compensation committee reviews and finalizes its earlier discussions regarding the structure and elements of compensation for the new year.  Among other things, the board determines the corporate performance goals for the year and the compensation committee determines individual performance goals (other than goals for the chief executive officer and chief financial officer, which the compensation committee recommends to the board for approval).

In June 2008 the compensation committee approved two incentive bonus plans for our executives for fiscal 2009:  the Executive Annual Incentive Bonus Plan—Fiscal 2009, or 2009 Executive Plan; and the Operations Executives Plan—Fiscal 2009, or 2009 Operations Plan.  The participants in the 2009 Executive Plan consisted of our chief executive officer and those executives who report directly to our chief executive officer, except for executives who participate in the 2009 Operations Plan.  The participants in the 2009 Operations Plan consisted of regional operations and global executives.  Manolis Kotzabasakis participated in the 2009 Operations Plan, and each of the other NEOs participated in the 2009 Executive Plan.  In September 2009, the compensation committee approved discretionary cash bonuses, based on individual performance during fiscal 2009, for employees who did not participate in the 2009 Operations Plan or any other commission-based plans.

The process of the compensation committee for establishing variable cash compensation for fiscal 2010 was completed in the first quarter of fiscal 2010, in accordance with the Company’s standard practice.  In September 2009 the compensation committee approved the Executive Annual Incentive Bonus Plan—Fiscal 2010, or 2010 Executive Plan, an incentive bonus plan for our executives for fiscal 2010.  The participants in the 2010 Executive Plan include our chief executive officer and those executives who report directly to our chief executive officer.

2009 Executive Plan

The participants in the 2009 Executive Plan included each of the NEOs other than Manolis Kotzabasakis.  Any amounts earned under the 2009 Executive Plan were payable in cash and directly tied to achievement of corporate financial targets and individual performance goals.  Amounts payable under the 2009 Executive Plan were based and weighted as follows:

•      70% of the overall bonus was based on our corporate achievement of operating margin;

•      25% of the overall bonus was based on satisfaction of individual performance objectives; and

•      5% of the overall bonus was based on a subjective performance assessment by the chief executive officer or, in the case of the chief executive officer, by the compensation committee.

We do not have a general policy regarding the adjustment of compensation following a restatement or adjustment of our performance measures.

In connection with the 2009 Executive Plan, the board selected operating income as the primary corporate performance goal for fiscal 2009.  “Operating income” was calculated as income from operations less restructuring charges, extraordinary legal costs, and gains or losses on sales and disposals of assets.  The board chose this goal because it expected that operating income would be the best indicator of the achievement of the execution of our operating plan in fiscal 2009 and would be important to increasing the value of our common stock, therefore aligning the financial interests of executives with those of our stockholders.  The 2009 Executive Plan included a minimum operating income threshold of $75.0 million, which represented 80% of our targeted operating income of $93.8 million from the operating plan adopted by our board of directors.  If this minimum threshold was not met, no bonus would be payable under the 2009 Executive Plan.  If operating income exceeded $75.0 million, the amount of bonuses would increase as operating income increased, up to a maximum operating income threshold of $140.7 million, which represented 150% of targeted operating income.

Individual performance goals of executives under the 2009 Executive Plan were tied to the executive’s particular functional responsibilities and his performance in fulfilling those responsibilities.  The bonus amount attributable to individual goals was capped at 100% achievement.  The compensation committee established individual performance goals for Mark Fusco, and Mr. Fusco, as chief executive officer, developed individual goals for the three other NEOs covered by the 2009 Executive Plan, subject to the compensation committee’s review and approval.  The compensation committee discussed all of the executives’ individual performance goals with the board and then approved the individual goals for each executive under the 2009 Executive Plan, other than goals for the chief executive officer and chief financial officer, which were approved by the board.

Target bonus amounts for individual executives under the 2009 Executive Plan generally are targeted at the 75th percentile of our peer group.  The target bonus amounts for the four NEOs covered by the 2009 Executive Plan, and the percentile represented by the fiscal 2009 target bonuses for similarly situated officers of our peer group:

•      Mark Fusco:  $700,000, above the 90th percentile;

•      Bradley Miller:  $175,000, below the 50th percentile;

•      Antonio Pietri:  $275,000, slightly above the 75th percentile; and

•      Frederic Hammond:  $140,000, below the 50th percentile.

In establishing Mr. Fusco’s target bonus, the compensation committee considered not only peer group data but also certain subjective, qualitative and intangible factors, including his leadership and his vision for our company, which the compensation committee believes are critical to our success.  The determinations of the target bonus amounts of Messrs. Miller, Pietri and Hammond were based in part on, and were consistent with, recommendations made by Mr. Fusco to the compensation committee.

The threshold level for being awarded a bonus pursuant to the 2009 Executive Plan can be characterized as challenging, while the maximum goal contemplates compliance with demanding requirements.  The minimum operating income threshold and other operating income requirements under the 2009 Executive Plan were based on our operating plan for fiscal 2009, which anticipated double-digit growth in license revenues from fiscal 2008.  We view that organic growth rate as very challenging for a company that has been operating for thirty years.  We paid bonuses with respect to fiscal 2007 and fiscal 2008 under variable cash compensation plans predicated on a similar rate of growth in license revenue.  In both of those years, however, we recognized record levels of revenue, and payment of bonuses under the 2009 Executive Plan would have required another record amount of revenue in the face of challenging economic conditions.

Following the close of fiscal 2009, the compensation committee determined that no bonuses were payable under the 2009 Executive Plan because operating income of $43.9 million did not meet the minimum operating income threshold.  In September 2009, the compensation committee approved discretionary cash bonuses to certain individuals as described below under “—2009 Discretionary Cash Bonus Awards.”

2009 Operations Plan

Manolis Kotzabasakis is the only NEO who participated in the 2009 Operations Plan.  Any amounts earned under the 2009 Operations Plan were payable in cash and directly tied to achievement of corporate financial targets and regional performance objectives.  Amounts payable to Mr. Kotzabasakis under the 2009 Operations Plan were based and weighted as follows:

•      75% of the overall bonus consisted of a commission element;

•      20% of the overall bonus was based on our corporate achievement of operating margin; and

•      5% of the overall bonus was based on satisfaction of individual performance objectives.

We do not have a general policy regarding the adjustment of compensation following a restatement or adjustment of our performance measures.

The commission element for Mr. Kotzabasakis under the 2009 Operations Plan is based on regional operating and contribution margins.  Overachievement under this element was capped at 150%   Bonuses attributable to the regional performance component were paid as quarterly commissions based on quarterly regional or consolidated financial results.

As described above under “—2009 Executive Plan,” the compensation committee believed operating income would be the best indicator of the achievement of the execution of our operating plan in fiscal 2009 and would be important to increasing the value of our common stock, therefore aligning the financial interests of 2009 Operations Plan participants with those of our stockholders.  The 2009 Operations Plan included a minimum operating income threshold of $75.0 million, which represented 80% of our targeted operating income of $93.8 million from the operating plan adopted by our board of directors.  If this minimum threshold was not met, no bonus would be payable under operating margin individual performance goals elements of the 2009 Operations Plan.  If operating income exceeded $75.0 million, the amount of bonuses would increase as operating income increased, up to a maximum operating income threshold of $140.7 million, which represented 150% of targeted operating income.

Individual performance goals of Mr. Kotzabasakis under the 2009 Operations Plan were tied to his particular functional responsibilities and his performance in fulfilling those responsibilities.  The bonus amount attributable to individual goals was capped at 100% achievement.  The individual performance goals for Mr. Kotzabasakis were developed by Mr. Fusco, as chief executive officer, subject to the compensation committee’s review and approval.  The compensation committee discussed the individual performance goals with the board and then approved the individual goals under the 2009 Operations Plan.

The target bonus amount for Mr. Kotzabasakis under the 2009 Operations Plan was $260,000.  While the compensation committee generally establishes NEOs’ target bonuses at the 75th percentile of our peer group, the compensation committee noted that the responsibilities of Mr. Kotzabasakis were different from those associated with any of the officers covered by the peer group data and the compensation committee therefore relied more heavily on factors other than benchmarking, including third-party survey data, in setting a total target bonus for Mr. Kotzabasakis for fiscal 2009.

The threshold level for being awarded a bonus pursuant to the 2009 Operations Plan can be characterized as challenging, while the maximum goal contemplates compliance with demanding requirements.  The minimum operating income threshold and other operating income requirements under the 2009 Operations Plan were based on our operating plan for fiscal 2009, which anticipated double-digit growth in license revenues from fiscal 2008.  We view that organic growth rate as very challenging for a company that has been operating for thirty years.  We paid bonuses with respect to fiscal 2007 and fiscal 2008 under variable cash compensation plans predicated on a similar rate of growth in license revenue.  In both of those years, however, we recognized record levels of revenue, and payment of bonuses under the 2009 Operations Plan would have required another record amount of revenue in the face of challenging economic conditions.

Mr. Kotzabasakis received payments totaling $130,964 under the commission element of the 2009 Operations Plan, which payments represented 67% of his total commission target of $195,000 (75% of $260,000).  Neither he nor any other participant received any payments under the operating margin and individual performance elements of the 2009 Executive Plan because the minimum operating income threshold was not satisfied.

2009 Discretionary Cash Bonus Awards

The board of directors and the compensation committee retain discretion to award bonuses outside of the annual bonus program parameters.

Following the determination that no bonus amounts were payable under the 2009 Executive Plan, the compensation committee met in July, August and September 2009 to review the key developments that resulted in our failing to meet the minimum operating income threshold under the 2009 Executive Plan and the 2009 Operations Plan, as well as the identical threshold applicable to our corporate bonus plan for non-executive employees.

The compensation committee reviewed the fiscal 2009 operating results and observed that a number of key corporate objectives had been achieved during the year, including a significant increase in license bookings, the management and control of expense levels, and the satisfaction of 97% of our target cash plan.  The compensation committee concluded that operating income had been adversely affected for reasons outside the control of our executives and staff, including revenue recognition timing issues and the unanticipated global economic downturn.  The compensation committee also considered the fact that we did not grant fiscal 2010 merit increases and that, at the time, we were unable (and had been unable since fiscal 2008) to grant equity incentive awards because we were not current in filing periodic reports with the SEC.

Based upon a recommendation of Mark Fusco, our President and Chief Executive Officer, the compensation committee determined to recommend to the board that we grant a broad-based discretionary bonus based on fiscal 2009 performance.  In accordance with that recommendation, the discretionary bonus did not cover Mr. Fusco or any individuals, such as Manolis Kotzabasakis, who participated in the 2009 Operations Plan and therefore were eligible for quarterly commission payments.  The compensation committee separately determined that Mr. Fusco should be eligible for a discretionary payment, based on his contributions during fiscal 2009.  The amount of the discretionary cash bonus payable to each eligible individual generally was established at 50% of the individual’s total target bonus under the 2009 Executive Plan or our corporate bonus plan, as applicable.  In September 2009, the board approved the discretionary cash bonus awards recommended by the compensation committee.

Following board approval, discretionary bonus awards were paid to three NEOs.  Mark Fusco received a payment of $350,000 and Frederic Hammond received a payment of $70,000.  Each of these discretionary payments represented 50% of the recipient’s total target bonus under the 2009 Executive Plan.

Antonio Pietri received a discretionary bonus award of $192,500, which represented 70% of his target bonus under the 2009 Executive Plan.  The compensation committee established Mr. Pietri’s discretionary bonus at this level for purposes of internal compensation equity, in order to align his compensation with other executives having similar levels of responsibility and to position him appropriately with respect to the commission-earning individuals who report to him.

2010 Executive Plan

The participants in the 2010 Executive Plan include Mark Fusco, Antonio Pietri, Manolis Kotzabasakis and Frederic Hammond.  Any amounts earned under the 2010 Executive Plan are payable in cash and directly tied to achievement of corporate financial targets and individual performance goals.  Amounts payable under the 2010 Executive Plan are based and weighted as follows:

•                  65% of the overall bonus is based on our corporate achievement of target global license bookings; and

•                  35% of the overall bonus is based on our corporate achievement of target operating cash flow.

In connection with the 2010 Executive Plan, the board selected global license bookings and operating cash flows as the primary corporate performance goals for fiscal 2010.  The board chose these goals because it expects that, particularly in light of the implementation of our new licensing model, those two goals will be the best indicators of the achievement of the execution of our operating plan in fiscal 2010 and will be important to increasing the value of our common stock, therefore aligning the financial interests of executives with those of our stockholders.  The goals are based upon targets approved by the board as part of our fiscal 2010 operating plan.  In order for any bonus to be payable to any executive under either the global license bookings or operating cash flow metric, we must achieve at least 70% of the target metric.  Each metric is measured and funded independently.

An executive must achieve individual performance objectives established in connection with the 2010 Executive Plan.  The compensation committee established, and will assess compliance with, individual performance goals for Mark Fusco, and Mr. Fusco, as chief executive officer, developed, and will assess compliance with, individual goals for the three other NEOs covered by the 2010 Executive Plan, subject to the compensation committee’s review.  The compensation committee approved the individual performance goals for Antonio Pietri, Manolis Kotzabasakis and Frederic Hammond, and recommended to the board approval of the goals for Mr. Fusco and Mark Sullivan.  The board subsequently approved the individual performance goals for each of Messrs. Fusco and Sullivan.  Under the 2010 Executive Plan, each executive will receive a performance achievement rating between 80% and 100%, which will be used as a multiplier against the funded level of each financial metric to determine a final earned bonus under each financial metric.  As part of the negotiations of initial compensation for Mr. Sullivan when he joined us in July 2009, the compensation committee agreed that payment of his target bonus would be guaranteed for 2010.

In fiscal 2010, performance will be evaluated at mid-year and at year-end, and the bonus will be allocated 25% to mid-year and 75% to year-end.  The year-end calculation will also be weighted by the individual performance assessment rating.

No award will be payable to an executive under the plan if the executive’s employment terminates prior to the payment date under the plan; provided that in the event the executive’s employment terminates due to death, incapacity or retirement, then any award payable will be prorated.

In addition to awards based on the performance metrics established in the plan, the compensation committee may make discretionary awards to eligible employees in such amounts as the committee determines are appropriate and in our best interests.

Equity Compensation

We provide a portion of our executive compensation in the form of stock options and restricted stock units that vest over time, which we believe helps to retain our executives and aligns their interests with those of our stockholders by allowing the executives to participate in our longer-term success through stock price appreciation.

Our equity award program is the primary vehicle for offering long-term incentives to our executives. We believe that equity grants help to align the interests of our executives and our stockholders, provide our executives with a strong link to our long-term performance and create an ownership culture. In addition, the vesting feature of our equity grants should further our goal of executive retention by providing an incentive to an executive to remain in our employ during the vesting period. In determining the size of equity grants to our executives, our compensation committee considers comparative share ownership of executives in our compensation peer group, our company-level performance, the individual executive’s performance, the amount of equity previously awarded to the executive, the vesting status of the previous awards and the recommendations of the chief executive officer. We do not have any equity ownership guidelines for our executives.

We typically make an initial equity award of stock options and/or restricted stock units to new executives and an annual equity program grant as part of our overall compensation program. All grants of options and restricted stock units to our executives are approved by the compensation committee.

Our equity awards typically have taken the form of stock options and restricted stock units. The compensation committee reviews all components of an executive’s compensation when determining annual equity awards to ensure that the executive’s total compensation conforms to our overall philosophy and objectives.

We set the exercise price of all stock option grants to equal the prior day’s closing price of our common stock. Typically, the stock options we grant to our executives vest pro rata over the first sixteen quarters of a ten-year option term. Vesting and exercise rights cease shortly after termination of employment except in the case of death or disability. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

We became delinquent in our SEC filings in fiscal 2008 and remained delinquent throughout fiscal 2009 because of certain accounting errors we had identified. Our failure to timely file reports under the Exchange Act resulted in lack of an effective registration statement, so we suspended option grants until we became current.

Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. Our NEOs are not entitled to benefits that are not otherwise available to all employees.

Severance and Change-in-Control Benefits

Pursuant to executive retention agreements we have entered into with each of our NEOs as of June 30, 2009 and to the provisions of our option agreements, those executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of our company. We have provided more detailed information about these benefits, along with estimates of value under various circumstances, in the table below under “Potential Payments Upon Termination or Change in Control.”

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

Except with respect to our chief executive officer, our practice in the case of change-of-control benefits under the executive retention agreements has been to structure these as “double trigger” benefits. In other words, the change in control does not itself trigger benefits; rather, benefits are paid only if the employment of the executive is terminated under the circumstances described below during a specified period after the change in control. We believe a “double trigger” benefit maximizes shareholder value because it prevents an unintended windfall to executives in the event of a friendly change in control, while still providing them appropriate incentives to cooperate in negotiating any change in control in which they believe they may lose their jobs.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, or IRC, generally disallows a tax deduction to a publicly traded company for certain compensation in excess of $1,000,000 paid to the chief executive officer and the four other most highly compensated executive officers.  Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met.

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

Conclusion

Through the compensation arrangements described above, a significant portion of each executive’s compensation is contingent on our performance.  Therefore, the realization of benefits by the executive is closely linked to our achievements and increases in stockholder value.  We remain committed to this philosophy of paying for performance, recognizing that the competitive market for talented executives and the volatility of our business may result in highly variable compensation in any particular time period.  The compensation committee gives careful consideration to our executive compensation program, including each element of compensation for each executive.  The compensation committee believes the executive compensation program is reasonable in light of the programs available at the peer group.  The compensation committee also believes that the compensation program gives each executive appropriate incentives, based on the executive’s responsibilities, achievements and ability to contribute to our performance.  Finally, the compensation committee firmly believes that our compensation structure and practices encourages management to work for real innovation, business improvements and outstanding stockholder returns, without taking unnecessary or excessive risks.

Risk Analysis of Compensation Plans

The compensation committee has reviewed the compensation policies as generally applicable to our employees, and believes that these policies do not encourage excessive and unnecessary risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on our company.  The design of the compensation policies and programs encourages employees to remain focused on both our short- and long-term goals.  For example, while the cash bonus plan measure performance on an annual basis, the equity awards typically vest over a number of years, which we believe encourages employees to focus on sustained stock price appreciation, thus limiting the potential for excessive risk-taking.

Compensation Committee Report

The compensation committee of the board of directors has reviewed and discussed with management the foregoing “Compensation Discussion and Analysis.”  Based on this review and discussion, the compensation committee has recommended to the board, and the board has agreed, that the section entitled “Compensation Discussion and Analysis” as it appears above, be included in this Form 10-K/A.

COMPENSATION COMMITTEE

Donald P. Casey
Stephen M. Jennings

Potential Payments Upon Termination or Change in Control

On December 7, 2004, we entered into an employment agreement with Mark E. Fusco, pursuant to which Mr. Fusco agreed to serve as our President and Chief Executive Officer. Under this agreement, in the event of termination of Mr. Fusco’s employment (other than for the reasons set forth below), including termination of his employment after a change in control (as defined below) or termination of employment by Mr. Fusco for “good reason” (which includes constructive termination, relocation, or reduction in salary or benefits), Mr. Fusco will be entitled to a lump sum severance payment equal to two times the sum of:

•                  the amount of Mr. Fusco’s annual base salary in effect immediately prior to notice of termination (or in the event of termination after a change in control, then the amount of his annual base salary in effect immediately prior to the change in control, if higher); and

•                  the amount of the average of the annual bonuses paid to Mr. Fusco for the three years (or the number of years employed, if less) immediately preceding the notice of termination (or in the event of termination after a change in control, then the amount of the average annual bonuses paid to Mr. Fusco for the three years (or the number of years employed, if less) immediately prior to the change in control, if higher) or the occurrence of a change in control, as the case may be.

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

Mr. Fusco’s employment agreement provides that the payments received by him relating to termination of his employment will be increased in the event that these payments would subject him to excise tax as a parachute payment under IRC Section 4999. The increase would be equal to an amount necessary for Mr. Fusco to receive, after payment of such tax, cash in an amount equal to the amount he would have received in the absence of such tax. However, the increased payment will not be made if the total severance payment, if so increased, would not exceed 110% of the highest amount that could be paid without causing an imposition of the excise tax. In that event, in lieu of an increased payment, the total severance payment will be reduced to such reduced amount. We have indemnified Mr. Fusco for the amount of any penalty applicable to any payments Mr. Fusco receives from us as a result of his termination that are imposed by IRC Section 409A.

However, in the event that Mr. Fusco’s employment is terminated for one or more of the following reasons, then Mr. Fusco will not be entitled to the severance payments described above:

•                  by us for “cause” (as defined below);

•                  by reason of Mr. Fusco’s death or disability;

•                  by Mr. Fusco without good reason (unless such resignation occurs within six months following a change in control); or

•                  after Mr. Fusco shall have attained age 70.

Under the terms of Mr. Fusco’s employment agreement, in the event of a “potential change in control” (as defined below), Mr. Fusco agrees to remain in our employment until the earliest of:

•                  three months after the date of such potential change in control;

•                  the date of a change in control;

•                  the date of termination by Mr. Fusco of his employment for good reason or by reason of death or retirement; and

•                  our termination of Mr. Fusco’s employment for any reason.

For the purposes of Mr. Fusco’s employment agreement, “cause” for our terminating Mr. Fusco means:

•                  the willful and continued failure by Mr. Fusco to substantially perform his duties after written demand by the board;

•                  willful engagement by Mr. Fusco in gross misconduct materially injurious to us; or

•                  a plea by Mr. Fusco of guilty or no contest to a felony charge.

For the purposes of Mr. Fusco’s employment agreement, a “change in control” is deemed to have occurred if any of the following conditions shall have been satisfied:

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

For the purposes of Mr. Fusco’s employment agreement, a “potential change in control” is deemed to have occurred if any of the following conditions shall have been satisfied:

•                  we enter into an agreement, the consummation of which would result in the occurrence of a change in control;

•                  we or anyone else publicly announces an intention to take or to consider taking actions which, if consummated, would constitute a change in control;

•                  any person or entity becomes the beneficial owner, directly or indirectly, of 15% or more of the combined voting power of our then-outstanding securities (entitled to vote generally for the election of directors); or

•                  the board adopts a resolution to the effect that, for purposes of Mr. Fusco’s employment agreement, a “potential change in control” has occurred.

On October 28, 2005, we entered into an amendment to our employment agreement with Mr. Fusco. This amendment provides that in the event Mr. Fusco becomes entitled, on the terms and conditions set forth in the employment agreement, to receive a severance payment upon termination of his employment, such a payment must be made within 30 days after the Date of Termination (as defined in the employment agreement). Notwithstanding the foregoing, if the severance payment will constitute “nonqualified deferred compensation” subject to the provisions of IRC Section 409A, then the payment instead will be due within 15 days after the earlier of (i) the expiration of six months and one day following the Date of Termination or (ii) Mr. Fusco’s death following the Date of Termination. Mr. Fusco’s agreement was amended and restated on October 3, 2007 to comply with the applicable provisions of IRC Section 409A.

On September 26, 2006, we entered into executive retention agreements with the following executive officers: Bradley T. Miller, our Senior Vice President and Chief Financial Officer; Antonio J. Pietri, our Executive Vice President of Field Operations; Manolis E. Kotzabasakis, our Senior Vice President, Sales and Strategy; and Frederic G. Hammond, our Senior Vice President, General Counsel, and Secretary.  We refer to each of those officers as a specified executive.

Pursuant to the terms of each executive retention agreement, if the specified executive’s employment is terminated prior to a change in control without cause, the specified executive will be entitled to the following:

•                  payment of an amount equal to the specified executive’s annual base salary then in effect, payable over twelve months;

•                  payment of an amount equal to the specified executive’s total target bonus for the fiscal year, pro-rated for the portion of the fiscal year elapsed prior to termination, payable in one lump sum;

•                  payment of an amount equal to the cost to the specified executive of providing life, disability and accident insurance benefits, payable in one lump sum, for a period of one year; and

•                  continuation of medical, dental and vision insurance coverage to which the specified executive was entitled prior to termination for a period of one year.

In the event the specified executive’s employment is terminated without cause within twelve months following a change in control or by the specified executive for good reason (which includes constructive termination, relocation, a reduction in salary or benefits, or our breach of any employment agreement with the specified executive or a failure to pay benefits when due), then the specified executive shall be entitled to the following:

•                  payment of an amount equal to the sum of the specified executive’s annual base salary then in effect and the specified executive’s target bonus for the then-current fiscal year, payable in a single installment;

•                  payment of an amount equal to the cost to the specified executive of providing life, disability and accident insurance benefits, payable in a single installment, for a period of one year;

•                  continuation of medical, dental and vision insurance coverage to which the specified executive was entitled prior to termination for a period of one year; and

•                  full vesting of (a) all of the specified executive’s options to purchase shares of our stock, which options may be exercised by the specified executive for a period of twelve months following the date of termination and (b) all restricted stock and restricted stock units then held by the specified executive.

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

For the purposes of each agreement:

•                  “change in control” means (a) the acquisition of 50% or more of either the then-outstanding shares of our common stock or the combined voting power of our then-outstanding securities; (b) such time as the members of the board immediately prior to the change in control do not continue to constitute the majority of our directors following the change in control; (c) the consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving our company, unless the transaction would not result in a change in ownership of 50% or more of both our then-outstanding common stock and the combined voting power of our then-outstanding securities; or (d) our liquidation or dissolution;

•                  “cause” means (a) the willful and continued failure by a specified executive to substantially perform his/her duties for us after delivery by the board of a written demand for performance (other than any such failure resulting from the executive’s incapacity due to physical or mental illness, or any such failure after the executive gives us notice of termination for good reason), and a failure by the specified executive to cure the performance failure within 30 days; or (b) the willful engaging by the specified executive in gross misconduct that is demonstrably and materially injurious to us; and

•                  “good reason” means constructive termination of the specified executive, relocation, a reduction in the specified executive’s salary or benefits, our breach of any employment agreement with the specified executive or our failure to pay benefits when due.

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

In February 2009 Mr. Miller stepped down from his position as Senior Vice President and Chief Financial Officer. He was paid in accordance with his retention agreement:  $300,000 of base annual salary; $131,250 for a pro-rated portion of the fiscal 2009 target bonus; $38,380 in vacation benefits; and $15,556 in health care benefits.

Executive Compensation Tables

Summary Compensation

The following table summarizes information regarding compensation earned by the NEOs during the last three fiscal years:

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
General Counsel, and Secretary

(1)         The amount shown for Mr. Fusco in fiscal 2007 represents a discretionary bonus earned by Mr. Fusco in fiscal 2007 but paid to him in July 2007.  Amounts shown exclude performance-based incentive payments, which are included in “Non-Equity Incentive Plan Compensation.”

(2)         The amounts shown represent compensation expense recognized for financial statement purposes under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), with respect to restricted stock units and stock options granted to the NEOs. Each stock option was granted with an exercise price equal to the fair market value of our common stock on the grant date.  For a description of the assumptions relating to our valuations of the restricted stock units and stock options, see Note 8 to the Consolidated Financial Statements included in the original Form 10-K.

(3)         Amounts shown consist of awards based on performance under the 2009 Executive Plan and 2009 Operations Plan.  For additional information regarding these awards, see “—Compensation Discussion and Analysis—Reasons for Providing, and Manner of Structuring, the Key Compensation Elements in Fiscal 2009.”  The amounts earned in fiscal 2009, 2008 and 2007 were paid on September 30, 2009, September 15, 2008 and July 31, 2007, respectively.

(4)         For NEOs, amounts shown include matching contributions under our 401(k) deferred savings retirement plan. The amount shown for Mr. Pietri in fiscal 2008 includes payments related to his former expatriate assignment as Senior Vice President of Regional Sales and Services in Shanghai, China prior to relocation to Burlington, Massachusetts in July 2007, consisting of: (a) $81,885 for reimbursement of his relocation and housing expenses in connection with his move from Shanghai to Burlington; (b) $1,500 for expatriate executive transition and hardship assistance payments; (c) $146,022 in related Chinese tax payments; (d) $44,260 for applicable federal, state and medical tax gross-ups; (e) $23,549 in tax equalization payments for expatriate benefits; (f) $786 for foreign goods and services adjustments; and (g) $4,279 in matching contributions under our 401(k) deferred savings retirement plan.

Grants of Plan-Based Awards

The following table sets forth information regarding incentive compensation we granted to the NEOs during fiscal 2009.

GRANTS OF PLAN-BASED AWARDS TABLE

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Threshold ($)	Target ($)	Maximum ($)
Mark E. Fusco	$245,000	$700,000	$1,067,500
Bradley T. Miller	61,250	175,000	266,875
Antonio J. Pietri	96,250	275,000	419,375
Manolis E. Kotzabasakis	26,000	260,000	370,500
Frederic G. Hammond	49,000	140,000	213,500

(1)          Consists of performance-based cash incentive bonus awards under the 2009 Executive Plan and 2009 Operations Plan.  Actual amounts of awards are set forth in the summary compensation table above.

Mr. Kotzabasakis participated in the 2009 Operations Plan, and each of the other NEOs participated in the 2009 Executive Plan.  In addition to the 2009 Executive Plan and the 2009 Operations Plan, in September 2009, the compensation committee approved funding a discretionary bonus pool for employees who did not participate in a commission-based incentive plan.  Awards from the bonus pool were paid in cash based on individual performance during fiscal 2009.  For additional information, see “—Compensation Discussion and Analysis—Reasons for Providing, and Manner of Structuring, the Key Compensation Elements in Fiscal 2009—Variable Cash Compensation—2009 Executive Plan,” “—2009 Operations Plan” and “—2009 Discretionary Cash Bonus Awards.”

We became delinquent in our SEC filings in fiscal 2008 because of certain accounting errors we had identified.  Our failure to timely file reports under the Exchange Act resulted in lack of an effective registration statement, so we suspended equity incentive grants until we became current during fiscal 2009.  See “—Compensation Discussion and Analysis—Reasons for Providing, and Manner of Structuring, the Key Compensation Elements in Fiscal 2009—Equity Compensation.”

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information as to unexercised options held at the end of such fiscal year, by the NEOs. The NEOs did not exercise any options during fiscal 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date(3)		Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Mark E. Fusco	—	—	—	11/15/2013		31,250	$266,563
	24,000	—	$8.12	12/6/2013
	17,452	—	5.73	3/19/2015		—	—
	82,548	—	5.73	3/19/2015		—	—
	69,808	—	5.73	3/19/2015		—	—
	930,192	—	5.73	3/19/2015		—	—
	328,125	21,875	5.27	9/13/2015		—	—
	140,625	9,375	5.27	9/13/2015		—	—
	137,500	52,862	10.42	11/14/2016		—	—
	—	9,638	10.42	11/14/2016		—	—
Bradley T. Miller	30,808	—	10.42		(6)	—
	31,692	—	10.42		(6)	—	—
Antonio J. Pietri	4,000	—	8.50	8/30/2009		—	—
	6,000	—	14.05	4/9/2011		—	—
	5,188	—	3.25	8/15/2013		—	—
	—	—	—	11/15/2013		3,125	26,656
	18,213	—	6.57	10/13/2014		—	—
	3,781	—	6.57	10/13/2014		—	—
	13,558	3,125	5.27	9/13/2015		—	—
	14,567	—	5.27	9/13/2015		—	—
	11,250	110	10.42	11/14/2016		—	—
	2,500	6,140	10.42	11/14/2016		—	—

(table continued on next page)

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date(3)		Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Manolis E. Kotzabasakis	7,500	—	15.44		(6)	—	—
	2,873	—	8.50	8/30/2009		—	—
	2,981	—	30.75	10/17/2010		—	—
	4,519	—	30.75	10/17/2010		—	—
	9,998	—	14.05	4/9/2011		—	—
	2	—	14.05	4/9/2011		—	—
	7,674	—	2.98	8/16/2012		—	—
	545	—	2.98	8/16/2012		—	—
	4,326	—	2.98	8/16/2012		—	—
	2	—	2.98	8/16/2012		—	—
	25,000	—	2.50	12/20/2012		—	—
	33,739	—	2.75	8/15/2013		—	—
	12,311	—	2.85	8/15/2013		—	—
	23,863	—	2.85	8/15/2013		—	—
	55,400	—	2.85	8/15/2013		—	—
	28,761	—	2.75	8/15/2013		—	—
	79,537	—	2.85	8/15/2013		—	—
	32,963	—	2.85	8/15/2013		—	—
	1,137	—	2.85	8/15/2013		—	—
	30,777	—	2.75	8/15/2013		—	—
	—	—	—	11/15/2013		3,750	$31,988
	26,250	—	6.57	10/13/2014		—	—
	11,250	—	6.57	10/13/2014		—	—
	14,964	5,000	5.27	9/13/2015		—	—
	50,036	—	5.27	9/13/2015		—	—
	14,460	3,000	10.42	11/14/2016		—	—
	2,040	4,500	10.42	11/14/2016		—	—
Frederic G. Hammond	—	—	—	11/15/2013		3,750	31,988
	12,779	—	5.27	9/13/2015		—	—
	17,913	—	5.27	9/13/2015		—	—
	87,221	—	5.27	9/13/2015		—	—
	75,837	6,250	5.27	9/13/2015		—	—
	16,359	3,000	10.42	11/14/2016		—	—
	141	4,500	10.42	11/14/2016		—	—

(1)          Each option that had not fully vested as of June 30, 2009 becomes exercisable, subject to the optionee’s continued employment with us, over a four-year period in equal quarterly installments, with the exception of the option grant to Mr. Fusco on March 21, 2005 for 1,100,000 shares, of which 500,000 vested immediately and 600,000 vested over a four-year period in equal quarterly installments.

(2)          Each option has an exercise price equal to the fair market value of our common stock at the time of grant.

(3)          The expiration date of each option occurs ten years after the grant of such option.

(4)          Each restricted stock unit becomes exercisable subject to the holder’s continued employment with us as to 25% on achievement of specified performance goals and the balance in twelve equal quarterly installments thereafter.

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

Vesting dates for each outstanding option award for the NEOs are as follows:

		Number of Shares Underlying Vesting Awards
Vesting Date	Exercise Price	Mark E. Fusco	Antonio J. Pietri	Manolis E. Kotzabasakis	Frederic G. Hammond
2010
9/30/2009	$5.27	31,250	3,125	5,000	6,250
9/30/2009	10.42	12,500	1,250	1,500	1,500
12/31/2009	10.42	12,500	1,250	1,500	1,500
3/31/2010	10.42	12,500	1,250	1,500	1,500
6/30/2010	10.42	12,500	1,250	1,500	1,500
2011
9/30/2010	10.42	12,500	1,250	1,500	1,500

Vesting dates for each outstanding restricted stock unit for the NEOs are as follows:

	Number of Shares Underlying Vesting Awards
Vesting Date	Mark E. Fusco	Antonio J. Pietri	Manolis E. Kotzabasakis	Frederic G. Hammond
2010
7/28/2009	6,250	625	750	750
10/29/2009	6,250	625	750	750
1/29/2010	6,250	625	750	750
4/28/2010	6,250	625	750	750
2011
7/28/2010	6,250	625	750	750

Option Exercises and Stock Vested

The NEOs did not exercise any options during fiscal 2009. The table below details shares of common stock that vested under restricted stock units during fiscal 2009.

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

Director Compensation

The following table provides information regarding the compensation paid to our non-employee members of the board of directors in fiscal 2009.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Donald P. Casey	$205,500	—	$205,500
Gary E. Haroian	180,500	—	180,500
Stephen M. Jennings	174,500	—	174,500
Joan C. McArdle	172,500	—	172,500
David M. McKenna	60,000	$25,134	85,134
Michael Pehl	64,500	—	64,500

(1)          The amounts shown represent compensation expense recognized for financial statement purposes under SFAS No. 123(R) with respect to stock options granted to the directors. Each stock option was granted with an exercise price equal to the fair market value of our common stock on the grant date. For a description of the assumptions relating to our valuations of the stock options, see Note 8 to the Consolidated Financial Statements included in the original Form 10-K. The following are the aggregate number of option awards outstanding held by each of our non-employee directors as of June 30, 2009: Mr. Casey, 48,000; Mr. Haroian, 48,000; Mr. Jennings, 100,298; Ms. McArdle, 117,298; Mr. McKenna, 24,000; and Mr. Pehl, 60,000.

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

Historically, we granted to each non-employee director, upon his or her initial election to the board, an option to purchase 24,000 shares of our common stock at the fair market value of our common stock on the date of grant, provided such non-employee director was not, within the twelve months preceding his or her election as a director, an officer or employee of our company or any of our subsidiaries. Any such option vests quarterly over a three-year period, beginning on the last day of the calendar quarter following the grant date. Beginning with the first annual meeting following a non-employee director’s election to the board and on a quarterly basis thereafter, we also granted each non-employee director an option to purchase 3,000 shares of our common stock. Each option was fully exercisable at the time of grant and had an exercise price equal to the fair market value of our common stock at the time of grant. Options granted to non-employee directors have terms of ten years. Unless otherwise agreed between the optionee and us, all options granted to non-employee directors may be exercised for up to 24 months from the date of the director’s resignation from the board.

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

On October 29, 2009, the board determined to supersede its January 11, 2008 resolution with respect to option grants to non-employee directors following our becoming current in our SEC filings, and resolved instead to grant 9,750 restricted stock units to each non-employee director contemporaneously with the next annual program grant to our employees. The restricted stock units shall be fully vested on the grant date. The board further resolved on October 29, 2009 that each non-employee director be paid cash in an amount equal to 5,250 times the closing price per share of our common stock on the last trading day before the grant date, which shall be the date of program grants to our employees. Payment shall be made no later than thirty days following date of grant.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Board Determination of Independence

Our board of directors uses the definition of independence established by The NASDAQ Stock Market.  Under applicable NASDAQ rules, a director qualifies as an “independent director” if, in the opinion of the board of directors, he or she does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The board of directors has determined that Donald P. Casey, Gary E. Haroian, Stephen M. Jennings and Joan C. McArdle do not have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of Aspen Technology, Inc., and that each of these directors therefore is an “independent director” as defined in NASDAQ Listing Rule 5605(a)(2).

Related-Party Transactions

The following discussion relates to certain transactions that involve both our company and one of our executive officers, directors, director nominees or five percent stockholders, each of whom we refer to as a “related party.” For purposes of this discussion, a “related-party transaction” is a transaction, arrangement or relationship:

•                  in which we participate;

•                  that involves an amount in excess of $120,000; and

•                  in which a related party has a direct or indirect material interest.

From July 1, 2008 through March 5, 2010, there were no related-party transactions, except for the executive officer and director compensation arrangements described under “Item 11.  Executive Compensation.”

The board of directors has adopted written policies and procedures for the review of any related-party transaction. If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our General Counsel. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between audit committee meetings, subject to ratification by the audit committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the audit committee will review and consider:

•                  the related person’s interest in the related person transaction;

•                  the approximate dollar value of the amount involved in the related person transaction;

•                  the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•                  whether the transaction was undertaken in the ordinary course of our business;

•                  whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•                  the purpose of, and the potential benefits to us of, the transaction; and

•                  any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee may approve or ratify the transaction only if the audit committee determines that, under all of the circumstances, the transaction is in our best interests. The audit committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, the board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•                  interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity and (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and

•                  a transaction that is specifically contemplated by provisions of our charter or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(a)(3)                   Exhibits

Exhibit Number	Description	Filed with this Form 10-K/A

31.1	Certification of President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 22, 2010.

ASPEN TECHNOLOGY, INC.

By:	/s/ MARK E. FUSCO
Mark E. Fusco
President and Chief Executive Officer

By:	/s/ MARK P. SULLIVAN
Mark P. Sullivan
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark E. Fusco, Mark P. Sullivan and Frederic G. Hammond, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all further amendments to the Annual Report on Form 10-K of the registrant for the fiscal year ended June 30, 2009 (as amended hereby), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of April 22, 2010.

Signature	Title

/s/ MARK E. FUSCO
Mark E. Fusco	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MARK P. SULLIVAN
Mark P. Sullivan	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ STEPHEN M. JENNINGS
Stephen M. Jennings	Chairman of the Board of Directors

/s/ DONALD P. CASEY
Donald P. Casey	Director

/s/ GARY E. HAROIAN
Gary E. Haroian	Director

/s/ JOAN C. MCARDLE
Joan C. McArdle	Director

David M. McKenna	Director

/s/ MICHAEL PEHL
Michael Pehl	Director

EXHIBIT INDEX

Exhibit Number	Description	Filed with this Form 10-K/A

31.1	Certification of President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X