Form 10-Q
period 2010-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2010-05-06
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

As of April 28, 2010, there were 92,166,322 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

Our registered trademarks include aspenONE, AspenTech and HYSYS.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenue:
Subscription	$3,959	$—	$5,198	$—
Software	14,714	41,070	34,772	137,979
Total subscription and software	18,673	41,070	39,970	137,979
Services and other	26,945	30,222	88,130	102,346
Total revenue	45,618	71,292	128,100	240,325
Cost of revenue:
Subscription and software	1,437	3,063	4,887	8,587
Services and other	13,237	15,333	43,725	47,139
Total cost of revenue	14,674	18,396	48,612	55,726
Gross profit	30,944	52,896	79,488	184,599
Operating costs:
Selling and marketing	25,267	20,494	69,576	62,519
Research and development	12,719	11,738	36,128	34,904
General and administrative	12,648	14,441	47,290	42,923
Restructuring charges	(43)	1,760	260	2,025
Impairment of goodwill and intangible assets	—	—	—	623
Total operating costs	50,591	48,433	153,254	142,994
(Loss) income from operations	(19,647)	4,463	(73,766)	41,605
Interest income	4,584	5,176	15,116	17,046
Interest expense	(1,834)	(2,230)	(6,725)	(7,827)
Other expense, net	(2,144)	(3,308)	(97)	(3,969)
(Loss) income before income taxes	(19,041)	4,101	(65,472)	46,855
(Provision for) benefit from income taxes	(2,713)	3,995	(8,001)	(4,145)
Net (loss) income	$(21,754)	$8,096	$(73,473)	$42,710
(Loss) earnings per common share:
Basic	$(0.24)	$0.09	$(0.81)	$0.47
Diluted	$(0.24)	$0.09	$(0.81)	$0.46
Weighted average shares outstanding:
Basic	91,835	90,065	90,923	90,042
Diluted	91,835	91,648	90,923	92,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	March 31,	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$119,054	$122,213
Accounts receivable, net of allowance for doubtful accounts of $4,161 and $5,809	28,612	49,882
Current portion of installments receivable, net of allowance for doubtful accounts of $915 and $1,015	54,500	64,531
Current portion of collateralized receivables	28,849	38,695
Unbilled services	1,995	298
Prepaid expenses and other current assets	8,787	9,413
Prepaid income taxes	13,670	13,159
Deferred tax assets	3,850	3,795
Total current assets	259,317	301,986
Non-current installments receivable, net of allowance for doubtful accounts of $1,009 and $1,663	91,839	113,390
Non-current collateralized receivables	34,657	57,671
Property, equipment and leasehold improvements, net of accumulated depreciation of $29,119 and $27,438	8,581	9,604
Computer software development costs, net of accumulated amortization of $66,956 and $65,094	2,413	3,918
Goodwill	17,909	16,686
Non-current deferred tax assets	10,556	10,788
Other non-current assets	1,745	1,933
Total assets	$427,017	$515,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured borrowing	$33,175	$83,885
Accounts payable	4,688	5,135
Accrued expenses	36,744	47,882
Income taxes payable	2,733	1,888
Deferred revenue	72,637	62,801
Current deferred tax liability	2,496	2,481
Total current liabilities	152,473	204,072
Long-term secured borrowing	54,211	28,211
Long-term deferred revenue	12,923	16,070
Non-current deferred tax liability	2,368	2,354
Other non-current liabilities	32,056	35,859
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of March 31, 2010 and June 30, 2009 Issued and outstanding— none as of March 31, 2010 and June 30, 2009	—	—
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 92,364,108 shares as of March 31, 2010 and 90,326,513 shares at June 30, 2009 Outstanding— 92,130,644 shares at March 31, 2010 and 90,093,049 shares at June 30, 2009	9,236	9,033
Additional paid-in capital	513,496	497,478
Accumulated deficit	(357,066)	(283,593)
Accumulated other comprehensive income	7,833	7,005
Treasury stock, at cost—233,464 shares of common stock as of March 31, 2010 and June 30, 2009	(513)	(513)
Total stockholders’ equity	172,986	229,410
	$427,017	$515,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(73,473)	$42,710
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	5,143	6,574
Net foreign currency loss	1,092	5,200
Stock-based compensation	13,352	3,659
Loss on disposal of property, equipment and leasehold improvements	50	406
Deferred income taxes	(2)	1,351
Provision for bad debts	(284)	885
Loss on impairment of goodwill and intangible assets	—	623
Changes in assets and liabilities:
Accounts receivable	20,484	36,012
Unbilled services	(1,729)	248
Prepaid expenses, other assets and prepaid income taxes	106	(11,645)
Installments and collateralized receivables	64,514	(8,523)
Income taxes payable	844	(3,867)
Accounts payable, accrued expenses and other liabilities	(12,970)	(21,677)
Deferred revenue	6,903	(23,236)
Net cash provided by operating activities	24,030	28,720
Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(2,099)	(1,794)
Capitalized computer software development costs	(436)	(1,917)
Net cash used in investing activities	(2,535)	(3,711)
Cash flows from financing activities:
Exercise of stock options	6,136	—
Proceeds from secured borrowings	9,501	5,532
Repayment of secured borrowings	(36,653)	(35,900)
Payment of tax withholding obligations related to restricted stock	(3,353)	(288)
Net cash used in financing activities	(24,369)	(30,656)
Effects of exchange rate changes on cash and cash equivalents	(285)	(2,144)
Decrease in cash and cash equivalents	(3,159)	(7,791)
Cash and cash equivalents, beginning of period	122,213	134,048
Cash and cash equivalents, end of period	$119,054	$126,257

Supplemental disclosure of cash flow information:
Interest paid	6,731	7,834
Income taxes paid	7,482	25,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements (Interim Financial Statements) of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements. We condensed or omitted certain information and footnote disclosures normally included in our annual consolidated financial statements. Such Interim Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is suggested that these Interim Financial Statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2009, which are contained in our Annual Report on Form 10-K and Form 10-K/A, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.  Correction of Immaterial Errors

During the first and second quarters of fiscal 2010, we identified errors related to stock compensation expense, license and professional services revenue, and income taxes that originated in prior periods and concluded that the errors were not material to any of the previously reported periods or to the periods in which the errors were corrected. These immaterial errors were corrected in the first and second quarter 2010 Interim Financial Statements. The impact to certain captions in the unaudited condensed consolidated statement of operations for the nine months ended March 31, 2010, resulting from the out-of-period component of the correction of immaterial errors, is as follows (in thousands):

Nine Months Ended
March 31, 2010
Increase (Decrease)
Total revenue	$(277)
Income (loss) from operations	(1,092)
Income (loss) before provision for income taxes	(1,092)
Net income (loss)	(2,842)

During the first quarter of fiscal 2009, we identified certain errors related to income taxes, stock compensation expense, and foreign transactions that originated in prior periods and concluded that the errors were not material to any of the previously reported periods or to the periods in which the errors were corrected. These immaterial errors were corrected in the first fiscal quarter 2009 Interim Financial Statements. The impact to certain captions in the unaudited condensed consolidated statement of operations for the nine months ended March 31, 2009, resulting from the out-of-period component of the correction of immaterial errors, is as follows (in thousands):

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

Historically, we executed software license arrangements that included contractual provisions that resulted in the “upfront” recognition of license revenue upon delivery of the software products, provided all other revenue recognition requirements were met. We refer to these traditional licensing arrangements as our upfront revenue model.

In the first quarter of fiscal 2010, we began offering a new term licensing model for our software. This new licensing model includes contractual provisions that provide customers with greater flexibility, in that customers receive SMS for the term of the arrangement and the right to unspecified future software products that may be introduced during the term of the arrangement for no additional fee. We refer to this licensing model as the new aspenONE licensing model. Under this licensing model, we recognize revenue over the term of the agreement on a subscription basis beginning when the first payment is due, typically 30 days after signing the agreement, provided all other revenue recognition requirements are met.

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

Delivery of our product—Software and the corresponding access keys are generally delivered to customers via disk media with standard shipping terms of Free Carrier, Aspen Technology’s warehouse (i.e., FCA, named place). Our software license agreements do not contain conditions for acceptance.

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

Collection of fee is probable—We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history, its current creditworthiness, economic conditions in the customer’s industry and geographic location, and general economic conditions. If in our judgment collection of a fee is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met.

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

Services and Other

SMS Revenue

Under the upfront revenue model, SMS is typically included with the license for the initial year of the license term. Under these arrangements, the fair value of SMS is deferred and subsequently amortized into services and other in the consolidated statement of operations over the contractual term of the SMS arrangement. SMS renewals are at the option of the customer.

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

Professional Services

Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis and are generally recognized as the services are performed, assuming all other revenue recognition criteria have been met. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. All revenue amounts are recognized within services and other in the statement of operations. Project costs are based on standard rates, which vary by the consultant’s professional level, plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. All project costs are expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the direct costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, management believes that costs are the best available measure of performance. Reimbursables received from customers for out-of-pocket expenses are recorded as revenue. If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services. Revenue from committed professional services arrangements that are sold within close proximity or in contemplation of a new aspenONE license transaction is deferred and recognized on a ratable basis over the term of the related software arrangement.

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

Other Licensing Matters

Our standard licensing agreements include a product warranty provision. Such warranties are accounted for in accordance with ASC 460, “Guarantees” (ASC 460). The likelihood that we will be required to make refunds to customers under such provisions is considered remote. Historically, any such payments have been de minimis.

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

For further information with regard to our “Significant Accounting Policies,” please refer to Note 2 of our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

4.  Goodwill

We test goodwill for impairment annually, or upon indication that there may be a triggering event that could cause impairment, at the reporting unit level using a fair value approach in accordance with the provisions of ASC 350, “Intangibles — Goodwill and Other.”  We conduct our annual impairment test as of December 31 of each year. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is to be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured based upon the estimated fair value of goodwill at the valuation date. As of December 31, 2009, we performed our annual goodwill impairment test for each reporting unit and determined that the estimated fair values substantially exceeded the carrying values.  As such, no impairment losses were recognized as a result of the analysis.

In late calendar 2008, certain negative macroeconomic factors began to impact the global credit markets and we noted significant unfavorable trends in business conditions in the second quarter of fiscal 2009. In connection with preparing the annual impairment assessment, we identified significant deterioration in the expected future financial performance of our professional services segment compared to the expected future financial performance of this segment at the end of fiscal 2008. As a result, we recognized goodwill and intangible assets impairments of $0.5 million and $0.1 million, respectively, in the professional services segment during the second fiscal quarter of 2009, which ended December 31, 2008, to write off all of the goodwill and intangible assets of this reporting unit.

5.   Income Taxes

The provision for income taxes in the three months ended March 31, 2010 changed $6.7 million, from a benefit to an expense compared to the corresponding period of the prior year. This increase was primarily related to reversals of reserves in the third quarter of fiscal 2009 for uncertain tax positions of $4.4 million due to an expiration of the statute of limitations in a foreign jurisdiction.  Additionally, income taxes increased as a result of higher profit before tax in our foreign subsidiaries for the three months ended March 31, 2010, as compared to the same period of the prior fiscal year.

The provision for income taxes in the nine months ended March 31, 2010 increased by $3.9 million, or 93.0%, compared to the corresponding period in the prior year.  The period-over-period increase was primarily a result of reversals of reserves for uncertain tax positions in a foreign jurisdiction and higher profit before tax in our foreign subsidiaries.

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

We expect to reverse $5.7 million of our reserve for uncertain tax positions in the fourth quarter of fiscal 2010 resulting from the expiration of the statute of limitations related to several uncertain tax positions, primarily related to Canada.

6.   Fair Value

Effective July 1, 2008, we adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” (ASC 820), for financial assets and financial liabilities. Effective July 1, 2009, we adopted the provisions of ASC 820 for non-financial assets and non-financial liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.

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

•                  Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Cash Equivalents.    Cash equivalents are reported at fair value utilizing Level 1 Inputs. We obtain quoted market prices in identical markets to estimate the fair value of our cash equivalents.

Financial instruments not measured or recorded at fair value in the accompanying financial statements consist of accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings. The estimated fair value of accounts receivable, installments receivable, collateralized receivables and accounts payable approximates the carrying value. The estimated fair value of secured borrowings exceeds the carrying value by $4.9 million as of March 31, 2010. The fair value of secured borrowings was calculated using the market approach, utilizing interest rates that were indirectly observable in markets for similar liabilities.

The following table summarizes financial assets and financial liabilities measured and recorded at fair value on a recurring basis in the accompanying financial statements as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Fair Value Measurement at
Reporting Date Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	Level (3)
March 31, 2010
Assets:
Cash equivalents	$96,000	—	—

June 30, 2009
Assets:
Cash equivalents	$87,918	—	—

Certain non-financial assets and liabilities are measured at fair value on a recurring basis.  These include reporting units measured at fair value using market and income approaches in the first step of a goodwill impairment test. Certain non-financial assets, including goodwill, intangible assets and other non-financial long-lived assets, are measured at fair value using market and income approaches on a non-recurring basis when there is an indication that there may be a triggering event which could result in impairment.  The adoption of ASC 820 for non-financial assets and non-financial liabilities had no material impact on the financial statements as of and for the three and nine months ended March 31, 2010.

7.  Supplementary Balance Sheet Information

Accrued expenses in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	March 31,	June 30,
	2010	2009
Royalties and outside commissions	$4,414	$8,627
Payroll and payroll-related	16,224	13,793
Restructuring accruals	4,100	4,974
Amounts due to receivable sale facilities for collections	654	2,724
Other	11,352	17,764
Total accrued expenses	$36,744	$47,882

Other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	March 31,	June 30,
	2010	2009
Restructuring accruals	$4,597	$7,244
Deferred rent	2,221	2,333
Royalties and outside commissions	4,244	5,852
Other	20,994	20,430
Total other non-current liabilities	$32,056	$35,859

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

At our Annual Meeting of Stockholders held on April 15, 2010, our stockholders approved the Aspen Technology, Inc. 2010 Equity Incentive Plan.  A total of 7,000,000 shares of common stock have been reserved for issuance under this Plan.

Stock-Based Compensation Accounting

During the period from mid-September 2007 until November 9, 2009, we did not maintain our status as a timely filer with the SEC and we were unable to issue stock-based compensation to our directors and employees.  On October 29, 2009 the Board of Directors approved the grant as of November 9, 2009 of 2,727,033 RSUs and 264,640 stock options under the 2005 Stock Incentive Plan and the 2001 Stock Option Plan, respectively.  Since we were not able to grant awards during the period described above, a portion of the awards were vested immediately upon grant.  The RSUs were valued at the stock price on the date of grant.  We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation.  The stock-based compensation expense and its classification (in thousands) in the statement of operations for the three and nine months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Recorded as expense:
Cost of service and other	$181	$132	$1,138	$298
Selling and marketing	701	315	5,030	612
Research and development	246	125	1,637	314
General and administrative	691	707	5,546	2,409
	1,819	1,279	13,351	3,633
Capitalized computer software development costs	1	1	1	26
Total stock-based compensation	$1,820	$1,280	$13,352	$3,659

The weighted-average fair values of the options granted under the 2001 Stock Option Plan during the nine months ended March 31, 2010 were as follows:

Weighted-average fair value of options granted	$3.96
Average risk-free interest rate	1.4%
Expected dividend yield	0.0%
Expected life	3.4
Expected volatility	57.3%

The dividend yield of zero is based on the fact that we have never paid cash dividends on common stock and have no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S. Treasury zero-coupon bond with a maturity commensurate with the expected life of the options on the date of grant.  In fiscal 2010, we calculated the estimated life considering historical exercise behavior, as well as anticipated future events that may affect volatility.

A summary of stock option and RSU activity under all stock option plans in the first nine months of fiscal 2010 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2009	7,569,215	$7.61	4.3		150,613	$10.42
Granted	—	—			—	—
Vested (RSUs)	—	—			(29,887)	10.42
Exercised	—	—			—	—
Cancelled / Forfeited	(2,940)	9.48			(2,126)	10.42
Outstanding at September 30, 2009	7,566,275	7.76			118,600	10.42
Granted	264,640	9.55			2,727,033	9.55
Vested (RSUs)	—	—			(919,119)	9.58
Exercised	(747,514)	4.89			—	—
Cancelled / Forfeited	(33,865)	23.40			(6,786)	$9.83
Outstanding at December 31, 2009	7,049,536	$7.90	4.7		1,919,728	$9.59
Granted	—	—			17,250	9.78
Vested (RSUs)	—				(192,904)	9.68
Exercised	(494,487)	5.02			—	—
Cancelled / Forfeited	(944,188)	13.34			(37,720)	9.59
Outstanding at March 31, 2010	5,610,861	$7.23	4.9		1,706,354	$9.85

Exercisable at March 31, 2010	5,410,262	$7.12	4.8	$20,733	—	—

Vested and expected to vest at March 31, 2010	6,022,206	$7.11	4.9	$22,793	1,603,915	$9.85

In fiscal 2010, the total fair value of shares vested from RSU grants was $11.0 million.  At March 31, 2010, the total unrecognized compensation cost related to all unvested stock options and RSUs not yet recognized was $1.2 million and $15.9 million, respectively, and is expected to be recorded over the next four years as the awards vest.

The total intrinsic value of options exercised during the first nine months of fiscal 2010 was $5.8 million.  During the first nine months of fiscal 2010, we received $6.1 million in cash proceeds from option exercises and paid $3.4 million for withholding taxes on vested RSUs.

9.  Net (Loss) Income per Common Share

Basic (loss) income per share was determined by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net (loss) income by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflects the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, potential common shares include employee equity awards and warrants, based on the treasury stock method, and other commitments to be settled in common stock. For the three and nine months ended March 31, 2010, all potential common shares were anti-dilutive due to the net loss. The calculations of basic and diluted net (loss) income per share and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended						Nine Months Ended
	March 31,						March 31,
	2010			2009			2010			2009
			Per Share			Per Share			Per Share			Per Share
	Loss	Shares	Amount	Income	Shares	Amount	Loss	Shares	Amount	Income	Shares	Amount
Basic (loss) income per share:
Net (loss) income	$(21,754)	91,835	$(0.24)	$8,096	90,065	$0.09	$(73,473)	90,923	$(0.81)	$42,710	90,042	$0.47
Diluted earnings per share:
Employee equity awards		—			1,273			—			2,177
Warrants		—			310			—			401
Net (loss) income giving effect to dilutive adjustments	$(21,754)	91,835	$(0.24)	$8,096	91,648	$0.09	$(73,473)	90,923	$(0.81)	$42,710	92,620	$0.46

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding because the exercise price of the employee equity awards and warrants exceeded the average market price for our common stock and/or their effect would be anti-dilutive at the balance sheet date (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Employee equity awards and warrants	8,453	3,155	8,641	2,259

10.  Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive (loss) income for the three and nine months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net (loss) income	$(21,754)	$8,096	$(73,473)	$42,710
Foreign currency translation adjustments	(648)	134	828	(1,850)
Total comprehensive (loss) income	$(22,402)	$8,230	$(72,645)	$40,860

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

• Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, was an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed on July 18, 2008, and a non-jury trial began on November 3, 2009 and concluded on November 24, 2009. On January 19, 2010 the court issued its order granting judgment in our favor and dismissing the case. On February 17, 2010, the plaintiffs filed a notice of appeal of the judgment. On October 17, 2008, the plaintiffs filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., Civ. A. No. 08-4625-BLS1 (Blecker II). The sole claim in Blecker II was based on the Massachusetts Uniform Securities Act. We served a motion to dismiss on December 3, 2008 which was granted on December 11, 2009. On January 5, 2010, the plaintiffs filed a notice of appeal with respect to that dismissal.  On February 23, 2010, that appeal was dismissed with prejudice by stipulation of the parties.

• 380544 Canada, Inc. et al. v. Aspen Technology, Inc., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is in process.

The claims in the 380544 Canada action referenced above are for damages totaling at least $4.0 million, not including claims for attorneys’ fees. We plan to defend the 308544 Canada action vigorously. We can provide no assurance as to the outcome of this case or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against us for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business.

(c) ATME Arbitration

Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with a reseller known as AspenTech Middle East W.L.L., a Kuwaiti corporation (ATME or the reseller). Effective October 6, 2009, we terminated the reseller relationship for material breach by the reseller based on certain actions of the reseller.

On November 2, 2009, ATME commenced an action in the Queen’s Bench Division (Commercial Court) of the High Court of Justice (England & Wales) captioned In The Matter Of An Intended Arbitration Between AspenTech Middle East W.L.L. And Aspen Technology, Inc., 2009 Folio 1436, seeking preliminary injunctive relief restraining us from taking any steps to impede ATME from serving as our exclusive reseller in the countries included in our agreement with ATME. We filed evidence in opposition to that request for relief on November 12, 2009. At a hearing on November 13, 2009, the court dismissed ATME’s application for preliminary injunctive relief. The court sealed an Order to this effect on November 23, 2009, and further ordered that ATME pay our costs of claim.

Relatedly, on November 11, 2009, we commenced an arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO, by filing a request for arbitration in that court. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of our agreement and that our termination of our agreement was lawful, and seeking damages for ATME’s willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against us seeking a declaratory judgment that we unlawfully terminated our agreement with ATME, and seeking damages for breach of contract by reason of our purported unlawful termination of our agreement. Our reply to those counterclaims was filed on or about December 18, 2009.

On March 11, 2010, a Kuwaiti entity affiliated with ATME filed a lawsuit in a Kuwaiti court naming as defendants ATME, us and a reseller newly appointed by us in Kuwait.  While we believe that the claims of the affiliated entity and the counterclaims of ATME are without merit and that we were entitled to terminate the reseller relationship, we can provide no assurance as to the outcome of the dispute. Regardless of the outcome, such claims may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement document relating to the terminated relationship contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee would be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of the reseller, as well as the reseller’s actual financial performance. Based on the formula and the financial information provided to us by the reseller, which we have not had the opportunity to verify independently, a recent calculation associated with termination other than for material breach based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement document, no termination fee is owed on termination for material breach.

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

The following table presents a summary of operating segments for the three and nine months ended March 31, 2010 and 2009 (in thousands):

		Maintenance,
		Training,	Professional
	License	and Other	Services	Total
Three Months Ended March 31, 2010—
Segment revenue	$18,673	$18,126	$8,819	$45,618
Segment expenses	18,588	3,722	7,561	29,871
Segment operating profit (1)	$85	$14,404	$1,258	$15,747
Three Months Ended March 31, 2009—
Segment revenue	$41,070	$20,145	$10,077	$71,292
Segment expenses	14,756	3,933	9,227	27,916
Segment operating profit (1)	$26,314	$16,212	$850	$43,376
Nine Months Ended March 31, 2010—
Segment revenue	$39,970	$56,780	$31,350	$128,100
Segment expenses	49,165	11,480	25,746	86,391
Segment operating (loss) profit (1)	$(9,195)	$45,300	$5,604	$41,709
Nine Months Ended March 31, 2009—
Segment revenue	$137,979	$63,965	$38,381	$240,325
Segment expenses	45,839	11,143	29,504	86,486
Segment operating profit (1)	$92,140	$52,822	$8,877	$153,839

(1)                                  The segment operating profits reported reflect only the expenses of the operating segment and do not contain an allocation for selling and marketing, general and administrative, research and development, restructuring and other corporate expenses incurred in support of the segments.

Reconciliation to (Loss) Income Before Income Taxes

The following table presents a reconciliation of total segment operating profit to (loss) income before income taxes for the three and nine months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Total segment operating profit for reportable segments	$15,747	$43,376	$41,709	$153,839
Cost of license	(1,437)	(3,063)	(4,887)	(8,587)
Selling and marketing	(3,997)	(3,508)	(9,653)	(10,259)
Research and development	(10,591)	(9,664)	(29,097)	(28,238)
General and administrative and overhead	(17,592)	(19,638)	(58,226)	(58,843)
Stock-based compensation	(1,820)	(1,280)	(13,352)	(3,659)
Restructuring reversal (charges)	43	(1,760)	(260)	(2,025)
Impairment of goodwill and intangible assets	—	—	—	(623)
Other expense	(2,144)	(3,308)	(97)	(3,969)
Interest income (net)	2,750	2,946	8,391	9,219
(Loss) income before income taxes	$(19,041)	$4,101	$(65,472)	$46,855

13.  Subsequent Events

We evaluated events occurring between the end of our fiscal quarter and the date the financial statements were issued.

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

In addition to historical information, this Quarterly Report contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. You should carefully review the risk factors described in “Item 1A. Risk Factors” of Part II below. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.

Our fiscal year ends on June 30, and references in this Quarterly Report to a specific fiscal year are the twelve months ended June 30 of such year (for example, “fiscal 2010” refers to the year ending June 30, 2010).

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

Adverse changes in the economy and global economic and political uncertainty have previously caused delays and reductions in information technology (IT) spending by our customers and a consequent deterioration of the markets for our products and services, particularly our manufacturing/supply chain product suites. As a result of the decline in economic conditions which began in fiscal 2009 and continued into early fiscal 2010, we experienced some reductions, delays and postponements of customer purchases that negatively impacted our bookings, revenue and operating results.  While we have seen some recent signs of economic recovery, such as positive financial results and earnings for some of our customers, we have no way of knowing whether this trend will be sustained.

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

Prior to fiscal 2010, we offered term licenses to our customers with extended payment terms for specifically defined sets of products (referred to as “point products”) within the aspenONE solution suites based upon the customer’s particular needs. We typically recognized revenue for these term license agreements upon shipment of the software, at the net present value of the aggregate license fees, provided all other revenue recognition criteria were met. We refer to this revenue recognition approach as the “upfront revenue model.” We also sold perpetual licenses, which were also recognized on an upfront basis. Increasingly, the majority of our software licenses has been term-based. Licenses that did not qualify for upfront recognition were either deferred until such time as all revenue recognition criteria had been met, or recognized over the license term.

Under the upfront revenue model we offered annually renewable post contract support (referred to as SMS) as a component of our arrangements. Generally, SMS was provided for the first year of the license agreement and renewed annually at the customer’s discretion. Revenue from SMS was recognized ratably over the term of the SMS agreement. For the majority of our existing software arrangements under the upfront licensing model, customers renew their support contracts when eligible to do so.

Under the new aspenONE licensing model, the license, SMS, and the right to future unspecified products are included in the arrangement fee. These arrangements do not qualify for upfront revenue recognition because customers have the right to future unspecified products. Revenue under this new licensing model will be recognized over the term of the agreement on a subscription basis beginning when the first payment is due, typically 30 days after signing the agreement.

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

Software Licenses

Our solutions are focused on three primary business areas of our customers: engineering, manufacturing, and supply chain management, and are delivered both as stand-alone solutions and as part of the integrated aspenONE product suite. The aspenONE framework enables our products to be integrated in modular fashion so that data can be shared among such products, and additional modules can be added as the customer’s requirements evolve. The result is enterprise-wide access to real-time, model-based information designed to enable manufacturers to forecast or simulate the economic impact of potential actions and make better, faster and more profitable operating decisions. The first version of the aspenONE suite was delivered in 2004. Since that time, each major software release was designed to increase the level of integration and functionality across our product portfolio.

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

Our engineering tools are based on an open environment and are implemented on Microsoft Corporation’s operating systems. Implementation of our engineering products does not typically require substantial professional services, although services may be provided for customized model designs, process synthesis and energy management analyses.

•                  Manufacturing  Our manufacturing products focus on optimizing customers’ day-to-day process industry activities, enabling them to make better, more profitable decisions and improve plant performance. The typical production cycle offers many opportunities for optimizing profits. Process manufacturers must be able to address a wide range of issues driving execution efficiency and cost: from selecting the right feedstock and raw materials; to optimizing energy consumption; to production scheduling; to identifying the right balance among customer satisfaction, costs and inventory. Our manufacturing products support the execution of the optimal operating plan in real time. These solutions include desktop and server applications and IT infrastructure that enable companies to model, manage and control their plants more efficiently, helping them to make better-informed, more profitable decisions. These solutions help companies make decisions that can reduce fixed and variable costs in the plant, improve product yields, procure the right raw materials and evaluate opportunities for cost savings and efficiencies in their operations.

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

Because fees for our software products can be substantial and the decision to purchase our products often involves members of our customers’ senior management, the sales process for our solutions is frequently lengthy and can exceed one year. Accordingly, the timing of our license bookings and revenue is difficult to predict. Additionally, we derive a majority of our total revenue from companies in or serving the energy, chemicals, pharmaceutical, and engineering and construction industries. Accordingly, our future success depends upon the continued demand for manufacturing optimization software and services by companies in these process manufacturing industries. The energy, chemicals, pharmaceutical, and engineering and construction industries are highly cyclical and highly reactive to the price of oil, as well as general economic conditions.

Our software license business represented 36.5% of our total revenue on a trailing four-quarter basis.

Maintenance, Training and Other

Our maintenance business consists primarily of providing customer technical support and access to software fixes and upgrades, when and if they become available. Our customer technical support services are provided throughout the world by our three global call centers as well as via email and through our support website. Our training business consists of a variety of training solutions ranging from standardized training, which can be delivered in a public forum or on-site at a customer’s location, to customized training sessions which can be tailored to fit customer needs.

Revenue generated by our maintenance, training and other business represented 40.8% of our total revenue on a trailing four-quarter basis and is closely correlated to changes in our installed base of software licenses. This percentage has increased, not as a result of higher SMS revenue, but as a result of the implementation of the new aspenONE licensing model which recognizes subscription revenue over time, as opposed to our historical practice of generally recognizing revenue upfront upon shipment. For the majority of our existing software arrangements under the upfront model, customers renew their support contracts when eligible to do so.  The majority of new software license contracts sold include maintenance for the entire term of the arrangement.

We expect SMS revenue to decrease as we transition our business to a predominantly subscription-based model, because the revenue associated with SMS will be reported as subscription revenue within the consolidated statements of operations.  Further, we anticipate reduced SMS revenue due to the continued trend of customers electing to replace perpetual agreements with new term contracts.  Moving customers to term-based contracts generally results in larger combined software license and SMS revenue for the business; however, it results in a reduction in SMS revenue.  Eventually, we expect the majority of our customers to be under the aspenONE licensing model, and accordingly, the majority of SMS revenue will be accounted for in the subscription revenue line.

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

Customers who obtain professional services from us typically engage us to provide such services over periods of up to 24 months. We generally charge customers for professional services, ranging from supply chain to on-site advanced process control and optimization assistance services, on a fixed-price basis or time-and-materials basis. Professional services represented 22.7% of our total revenue on a trailing four-quarter basis, and has experienced lower margins than our other business segments.

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

Historically, we executed software license arrangements that included contractual provisions that resulted in the “upfront” recognition of license revenue upon delivery of the software products provided all other revenue recognition requirements were met. We refer to these traditional licensing arrangements as our upfront revenue model.

In the first quarter of fiscal 2010, we began offering a new term licensing model for our software. This new licensing model includes contractual provisions that provide customers with greater flexibility, in that customers receive SMS for the term of the arrangement and the right to unspecified future software products that may be introduced during the term of the arrangement for no additional fee. We refer to this licensing model as the new aspenONE licensing model. Under this licensing model, we recognize revenue over the term of the agreement on a subscription basis beginning when the first payment is due, typically 30 days after signing the agreement, provided all other revenue recognition requirements are met.

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

Collection of fee is probable—We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history, its current creditworthiness, economic conditions in the customer’s industry and geographic location, and general economic conditions. If in our judgment collection of a fee is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met.

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

Professional Services

Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis and are generally recognized as the services are performed, assuming all other revenue recognition criteria have been met. Revenue from committed professional services arrangements that are sold within close proximity or in contemplation of a new aspenONE license transaction is deferred and recognized on a ratable basis over the term of the related software arrangement.  We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. All revenue amounts are recognized within services and other in the statements of operations. Project costs are based on standard rates, which vary by the consultant’s professional level, plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. All project costs are expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the direct costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, management believes that costs are the best available measure of performance. Reimbursables received from customers for out-of-pocket expenses are recorded as revenue. If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services.

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

Other Licensing Matters

Our standard licensing agreements include a product warranty provision for all products. Such warranties are accounted for in accordance with ASC 460, “Guarantees” (ASC 460). The likelihood that we will be required to make refunds to customers under such provisions is considered remote. Historically, any such payments have been de minimis.

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

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2009 for a discussion of our critical accounting policies and estimates related to impairment of long-lived assets, goodwill, and intangible assets and accounting for income taxes.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2010 and 2009

The following table sets forth our condensed consolidated statements of operations for the three and nine months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2010		2009		2010		2009
Revenue:
Subscription	$3,959	8.7%	$—	0.0%	$5,198	4.1%	$—	0.0%
Software	14,714	32.3	41,070	57.6	34,772	27.1	137,979	57.4
Total subscription and software	18,673	40.9	41,070	57.6	39,970	31.2	137,979	57.4
Services and other	26,945	59.1	30,222	42.4	88,130	68.8	102,346	42.6
Total revenue	45,618	100.0	71,292	100.0	128,100	100.0	240,325	100.0
Cost of revenue:
Subscription and software	1,437	3.2	3,063	4.3	4,887	3.8	8,587	3.6
Services and other	13,237	29.0	15,333	21.5	43,725	34.1	47,139	19.6
Total cost of revenue	14,674	32.2	18,396	25.8	48,612	37.9	55,726	23.2
Gross profit	30,944	67.8	52,896	74.2	79,488	62.1	184,599	76.8
Operating costs:
Selling and marketing	25,267	55.4	20,494	28.7	69,576	54.3	62,519	26.0
Research and development	12,719	27.9	11,738	16.5	36,128	28.2	34,904	14.5
General and administrative	12,648	27.7	14,441	20.3	47,290	36.9	42,923	17.9
Restructuring charges	(43)	(0.1)	1,760	2.5	260	0.2	2,025	0.8
Impairment of goodwill and intangible asset	—	0.0	—	0.0	—	0.0	623	0.3
Total operating costs	50,591		48,433		153,254		142,994
(Loss) income from operations	(19,647)	(43.1)	4,463	6.3	(73,766)	(57.6)	41,605	17.3
Interest income	4,584	10.0	5,176	7.3	15,116	11.8	17,046	7.1
Interest expense	(1,834)	(4.0)	(2,230)	(3.1)	(6,725)	(5.2)	(7,827)	(3.3)
Other expense, net	(2,144)	(4.7)	(3,308)	(4.6)	(97)	(0.1)	(3,969)	(1.7)
(Loss) income before income taxes	(19,041)	(41.7)	4,101	5.8	(65,472)	(51.1)	46,855	19.5
(Provision for) benefit from income taxes	(2,713)		3,995		(8,001)		(4,145)
Net (loss) income	$(21,754)	(47.7)%	$8,096	11.4%	$(73,473)	(57.4)%	$42,710	17.8%

Revenue

Total revenue for the third quarter of fiscal 2010 decreased by $25.7 million, or 36.0%, compared to the corresponding period of the prior year. This decrease was primarily attributable to our transition to the to the new aspenONE licensing model. The components of the decrease consisted of a $26.4 million reduction in software revenue and a $3.3 million reduction in services and other, offset by $4.0 million of subscription revenue.

Total revenue for the first nine months of fiscal 2010 decreased by $112.2 million, or 46.7%, compared to the corresponding period of the prior year. This decrease was primarily attributable to our transition to the new aspenONE licensing model.  The components of the decrease consisted of a $103.2 million reduction in software revenue and a $14.2 million reduction in services and other, offset by $5.2 million of subscription revenue.

Subscription Revenue

Subscription revenue relates to the licensing of our products under the new aspenONE licensing model, where SMS is included for the entire term of the arrangement and the customer receives the right to unspecified future software products that may be introduced during the term of the arrangement for no additional fee.  License and SMS revenue for arrangements sold under the new aspenONE licensing model are combined and presented together as subscription revenue in the consolidated statements of operations.

During the third quarter and nine months of fiscal 2010 we recognized $4.0 million and $5.2 million of revenue, respectively, from subscription agreements. Subscription agreements were not offered prior to fiscal 2010. The relatively small amount of subscription revenue recognized in the current year is a reflection of the short time span that the new aspenONE licensing model has been available.  We expect that subscription revenue will grow in the future as our new aspenONE licensing model gains greater market acceptance.

Although we expect to see growth in subscription revenue during the balance of fiscal 2010, until such time as a significant portion of existing term contracts which were recognized under the upfront revenue model expire and are renewed under the new aspenONE licensing model, subscription revenue will not represent a large portion of our total revenue.

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

Software revenue in the third quarter of fiscal 2010 was $14.7 million as compared to $41.1 million in the corresponding period of the prior fiscal year, a decrease of $26.4 million, or 64.2%.  The decrease was primarily attributable to the changes to our business model described above.  Prior to July 2009, the majority of our license revenue was recognized on an upfront basis. Going forward, we expect that most of our software revenue will be recognized over the contract term, either on a subscription basis or as payments become due.  Of the $14.7 million of software revenue in the quarter, approximately $2.7 million was recognized from current quarter bookings, which included approximately $2.0 million from point product term license arrangements and $0.7 million from perpetual license arrangements.  The remaining $12.0 million of software revenue represented amounts that had been deferred in prior periods.

Software revenue in the first nine months of fiscal 2010 was $34.8 million as compared to $138.0 million in the corresponding period of the prior fiscal year, a decrease of $103.2 million, or 74.8%.  The decrease was primarily attributable to the changes to our business model described above.  Prior to July 2009, the majority of our license revenue was recognized on an upfront basis. Going forward, we expect that most of our software revenue will be recognized over the contract term, either on a subscription basis or as payments become due.  Of the $34.8 million of software revenue in the first nine months of fiscal 2010, approximately $8.0 million was recognized in the same quarter in which it was booked and included $6.0 million from point product term license arrangements and $2.0 million from perpetual license arrangements.  The remaining $26.8 million of software revenue represented amounts that had been deferred in prior periods.

Looking ahead for the balance of fiscal 2010, we expect the majority of software revenue recognized to consist of amounts related to contracts booked and deferred in prior periods, and to a lesser degree, revenue from new perpetual and point product license arrangements.

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

Services and other in the three and nine months ended March 31, 2010 decreased by $3.3 million, or 10.8%, and $14.2 million, or 13.9%, respectively, compared to the corresponding periods of the prior fiscal year.

Professional Services

Professional services revenue decreased by $1.2 million during the third quarter of fiscal 2010 as compared to the corresponding period of the prior fiscal year.  The decrease was primarily due to a reduction in customer discretionary spending initiatives resulting from the decline in the global economic environment.  We began to experience the impact of this reduction in consulting projects during the second quarter of fiscal 2009.

Professional services revenue decreased by $7.0 million during the first nine months of fiscal 2010 as compared to the corresponding period of the prior fiscal year. The most significant portion of the decrease was due to the decline in the global economic environment, which impacted our customers’ ability to commit to more discretionary spending initiatives. We began to experience the impact of this reduction in consulting projects during the second quarter of fiscal 2009.  We expect our professional services revenue to remain relatively consistent in the near term.

SMS and Training

Revenue from SMS decreased $2.0 million in the third quarter of fiscal 2010 compared to the corresponding period of the prior fiscal year. The decrease was due to the continued trend of customers electing to replace perpetual license agreements with new term contracts and customers transitioning to the new aspenONE licensing model, partially offset by improved customer renewal rates in the current quarter.  Moving customers to term-based contracts generally results in larger combined software license and SMS revenue for the business; however, it results in a reduction in SMS revenue.  Looking ahead, we expect SMS revenue to decrease as we transition our business to a predominantly subscription-based model, because the revenue associated with SMS will be reported as subscription revenue within the consolidated statements of operations.

Revenue from SMS decreased $5.3 million in the first nine months of fiscal 2010 compared to the corresponding period of the prior fiscal year. The decrease was due to the continued trend of customers electing to replace perpetual agreements with new term contracts and customers transitioning to the new aspenONE licensing model.  Moving customers to term-based contracts generally results in larger combined software license and SMS revenue for the business; however, it results in a reduction in SMS revenue.  Another contributing factor to the decrease in SMS revenue was slightly lower customer renewal rates. Looking ahead, we expect SMS revenue to decrease as we transition our business to a predominantly subscription-based model, because the revenue associated with SMS will be reported as subscription revenue within the consolidated statements of operations.

Training and other revenue decreased $0.1 million in the third quarter of fiscal 2010 as compared to the corresponding period of the prior fiscal year due to the overall decline in the global economic environment.

Training and other revenue decreased $1.9 million in the first nine months of fiscal 2010 as compared to the corresponding period of the prior fiscal year due to the overall decline in the global economic environment.

Cost Overview

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Total cost of revenue	$14,674	$18,396	$48,612	$55,726
Total operating costs	50,591	48,433	153,254	142,994
Total costs	65,265	66,829	201,866	198,720
Less stock-based compensation	1,819	1,279	13,351	3,633
Total costs, excluding stock-based compensation	$63,446	$65,550	$188,515	$195,087

Total costs, which include the cost of revenue and total operating costs, decreased $1.6 million and increased $3.1 million for the third quarter and first nine months of fiscal 2010, respectively, as compared to the corresponding periods of the prior fiscal year.  Excluding stock-based compensation, comparative adjusted total costs decreased $2.1 million and $6.6 million in the third quarter and first nine months of fiscal 2010, respectively.

During the period from mid-September 2007 until November 9, 2009, we did not maintain our status as a timely filer with the SEC and we were unable to issue stock-based compensation to our directors and employees.  On November 9, 2009, we became a timely filer and we issued 2.7 million restricted stock units (RSUs) and 0.3 million stock options to our directors and employees.  A portion of these awards were vested upon issuance to reflect the fact that we were unable to issue equity grants for the past two years.  The stock-based compensation cost recognized during the second quarter of fiscal 2010 associated with the November grants represented $9.2 million of the total $13.4 million of expense recorded for the first nine months of fiscal 2010.  These expenses are included in the cost of revenue and each of the respective operating expense lines of our consolidated statements of operations and materially impact the comparative analysis of the year-to-date amounts.

Cost of Subscription and Software

Cost of subscription and software consists of: royalties; amortization of capitalized software costs; the costs of providing SMS related to our new aspenONE license offering; and costs related to delivery of software.

Cost of subscription and software in the third quarter and nine months of fiscal, 2010 decreased $1.6 million, or 53.1%, and $3.7 million, or 43.1%, respectively, compared to the corresponding periods of the prior fiscal year.  These period-over-period reductions were primarily due to decreases in royalty costs recorded during the period related to our license products, and to a lesser extent, lower capitalized software amortization charges.  In connection with the adoption of the new licensing model during the first quarter of fiscal 2010, we renegotiated the majority of our royalty arrangements to a flat-fee basis.  Previously our royalty expense was correlated to the mix of products sold and was recognized in the period in which revenue for those products was recorded.  As a result of the change to flat-fee arrangements, these costs are expected to be incurred evenly over the fiscal year.

Cost of Services and Other

Cost of services and other consists primarily of personnel-related and external consultant costs associated with providing professional services, SMS on arrangements not licensed on a subscription basis, and training to customers.  The costs of providing SMS for the new aspenONE license offering are included in cost of subscription and software.

Cost of services and other for the third quarter of fiscal 2010 was $13.2 million compared to $15.3 million in the corresponding period of the prior fiscal year, a decrease of $2.1 million, or 13.7%.  Our gross profit margin improved slightly to 50.9% in the third quarter of fiscal 2010 as compared to 49.3% in the corresponding quarter of the prior fiscal year.

Cost of services and other for the first nine months of fiscal 2010 was $43.7 million compared to $47.1 million in the corresponding period of the prior fiscal year, a decrease of $3.4 million, or 7.2%. Our gross profit margin deteriorated slightly to 50.4% in the first nine months of fiscal 2010 as compared to 53.9% in the corresponding period of the prior fiscal year.  Since SMS has a high gross profit margin relative to the other streams included in services and other, the reported gross profit margin of services and other will likely decline over the next several years even though the underlying economics of the business are unchanged.

Professional Services

The largest component of the reduction in cost of services and other in the third quarter of fiscal 2010 pertained to our professional services business, which accounted for $1.8 million of the decrease.  We reduced our staffing levels over the course of fiscal 2009 to better align our cost structure with the decreased demand for professional services.

The largest component of the reduction in cost of services and other in the first nine months of fiscal 2010 pertained to our professional services business, which accounted for $3.6 million of the year-over-year decrease.  We reduced our staffing levels over the course of fiscal 2009 to better align our cost structure with the decreased demand for professional services, which led to a period-over-period reduction in our costs of approximately $2.9 million.  We also experienced a decrease in project-related reimbursable costs as a result of lower professional services project activity, partially offset by an increase in stock-based compensation.

SMS and Training

Cost associated with SMS and training decreased $0.3 million in the third quarter of fiscal 2010 as compared to the corresponding period of the prior fiscal year.  This decrease was primarily due to the allocation of a portion of SMS costs to costs of subscription and software revenue for the support provided to aspenONE subscription customers.

Costs associated with SMS and training increased $0.2 million in the first nine months of fiscal 2010 as compared to the corresponding period of the prior fiscal year.  Gross profit margin on SMS and training remained strong despite a modest year-over-year decline resulting from decreased SMS revenue as described above.

As the subscription business grows, we expect SMS revenue will migrate from services and other to subscription revenue because it will be included in a single bundled fee paid by the customer.  Currently, it is not possible to predict the rate at which this migration will occur because it is a function of the rate of adoption of the new aspenONE licensing model.  We do not have sufficient experience with the rate of adoption to provide a meaningful forecast of this change.  Eventually, we expect the majority of our SMS revenue to be included as part of our term license contracts, and accordingly, the majority of maintenance revenue will be accounted for in the subscription revenue line.

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

Selling and marketing expenses in the third quarter of fiscal 2010 increased by $4.8 million, or 23.3%, compared to the corresponding period of the prior fiscal year. The increase was predominantly due to higher commissions, payroll and related and stock-based compensation expenses.  Commission expenses increased in the period as a result of higher sales and booking activity compared to the third quarter of the prior fiscal year.

Selling and marketing expenses in the first nine months of fiscal 2010 increased by $7.1 million, or 11.3%, compared to the corresponding period of the prior fiscal year. The increase was predominantly the result of higher stock-based compensation, commissions, and payroll and related expenses, partially offset by reductions in third-party selling costs and travel expenses.

Research and Development

Research and development (R&D) expenses primarily consist of personnel and external consultant costs related to the creation of new products, and enhancements and engineering changes to existing products.

R&D expenses in the third quarter of fiscal 2010 increased by $1.0 million, or 8.4%, compared to the corresponding period of the prior year.  R&D spending increased primarily as a result of higher payroll and related costs in the current period, and to a lesser extent, higher expenses for stock-based compensation.

R&D expenses in the first nine months of fiscal 2010 increased by $1.2 million, or 3.5%, compared to the corresponding period of the prior year.  R&D spending increased as a result of higher stock-based compensation and reduced capitalized software development expenses.

General and Administrative

General and administrative expenses include the costs of corporate and support functions, which include executive leadership and administration groups, finance, legal, human resources and corporate communications, and other costs such as outside professional and consultant fees and provision for bad debts.

General and administrative expenses in the third quarter of fiscal 2010 decreased by $1.8 million, or 12.4%, compared to the corresponding period of the prior fiscal year.  The primary driver of this decrease is our reduced reliance on, and use of, financial consultants and contractors. Additionally, we recorded lower audit and accounting expenses as well as a reduction in our provision for bad debts.  These decreases were partially offset by an increase in payroll and related costs.

General and administrative expenses in the first nine months of fiscal 2010 increased by $4.4 million, or 10.2%, compared to the corresponding period of the prior fiscal year. The increase was primarily attributed to higher stock-based compensation expense, audit and accounting expenses, legal fees, and payroll and related costs.  During the first nine months of fiscal 2010, we incurred incremental audit costs as a result of accelerating our efforts to become current with our SEC filings and significant legal costs.  These increases were partially offset by our reduced reliance on, and use of, financial consultants and contractors later in the nine month period, as well as a reduction in our provision for bad debts.

Restructuring Charges

Restructuring charges in the third quarter and first nine months of fiscal 2010 decreased by $1.8 million, or 102.4%, and by $1.8 million, or 87.2%, respectively, compared to the corresponding periods of the prior fiscal year. Activity during the three month and nine month periods of fiscal 2010 were the result of adjustments to existing restructuring plans.

Interest Income

Interest income is recorded for the accretion of interest on the installment payments of our term software license contracts when revenue is recognized upfront at net present value, and to a lesser extent from the investment of cash balances in short-term instruments.  Under the new aspenONE licensing model, receivables are recorded when the payments become due and payable, and we no longer record installment receivables. Therefore, we expect interest income to decline going forward.

Interest income in the third quarter and first nine months of fiscal 2010 decreased by $0.6 million, or 11.4%, and $1.9 million, or 11.3%, respectively, as compared to the corresponding periods of the prior fiscal year, principally due to declines in our collateralized receivables balances and lower interest rates on our cash and cash equivalent balances. Accreted interest income on installment receivables for the third quarter of fiscal 2010 was comparable to the third quarter of fiscal 2009, and increased for the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009.

Interest Expense

Interest expense is recorded primarily for our secured borrowings.  Interest expense recorded in the third quarter and first nine months of fiscal 2010 decreased by $0.4 million, or 17.8%, and $1.1 million, or 14.1%, respectively, as compared to the corresponding periods of the prior year. The decreases were primarily attributable to lower average secured borrowing balances, resulting from the continued pay-down of our existing arrangements.

Other Income (Expense), Net

Other income (expense), net is comprised primarily of foreign currency exchange gains (losses) generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units.

Other income (expense), net changed from a loss of $3.3 million in the third quarter of the prior fiscal year to a loss of $2.1 million in the third quarter of fiscal 2010 primarily due to the strengthening of the U.S. dollar against the Euro and Pound Sterling.  The strengthening of the U.S. dollar in the third quarter of fiscal 2010 resulted in reduced valuations for certain net assets held in those currencies and was the principal contributing factor for the net foreign currency exchange losses recognized during the quarter.  The losses recorded in the comparable prior year period were primarily the result of a stronger U.S. dollar compared to the Pound Sterling, Euro and Canadian dollar.

Other income (expense), net changed from a loss of $4.0 million in the first nine months of the prior fiscal year to a loss of $0.1 million in the first nine months of fiscal 2010.  The change was primarily due to foreign currency losses due to the weakening of the Pound Sterling and Euro, offset by gains recognized from the strengthening of the Japanese Yen and Canadian dollar.  The losses recorded in the first nine months of the prior fiscal year were primarily the result of the weakening of Pound Sterling, Euro, and the Canadian dollar throughout the period.

Provision for Income Taxes

The provision for income taxes in the three months ended March 31, 2010 changed $6.7 million, from a benefit to an expense compared to the corresponding period of the prior year. This increase was primarily related to reversals of reserves in the third quarter of fiscal 2009 for uncertain tax positions of $4.4 million due to an expiration of the statute of limitations in a foreign jurisdiction.  Additionally, income taxes increased as a result of higher profit before tax in our foreign subsidiaries for the three months ended March 31, 2010, as compared to the same periods of the prior fiscal year.

The provision for income taxes in the nine months ended March 31, 2010 increased by $3.9 million, or 93.0%, compared to the corresponding period in the prior year.  The period-over-period increase was primarily a result of reversals of reserves for uncertain tax positions in a foreign jurisdiction and higher profit before tax in our foreign subsidiaries.

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

Liquidity and Capital Resources

Resources

Our primary source of cash is from the licensing of our products and associated services. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. We historically have financed our operations primarily through cash generated from operating activities, and borrowings secured by our installment receivable contracts.  We have also accessed cash through public offerings of convertible debentures and common stock, private offerings of preferred stock and common stock, and borrowings under bank credit facilities.  As of March 31, 2010, our principal sources of liquidity consisted of $119.1 million in cash and cash equivalents and $13.0 million of unused borrowings under our credit facility. The amount of unused borrowings actually available under the credit facility varies in accordance with the terms of the agreement. We believe that the amount of borrowing capacity currently available along with our current cash and cash equivalents balance and future cash flows from operations, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our credit facility, our liquidity, or materially impacted our funding costs.

The following table summarizes our cash flow activities for the nine months ended March 31, 2010 (in thousands):

Cash flows provided by (used in):
Operating activities	$24,030
Investing activities	(2,535)
Financing activities	(24,369)
Effect of exchange rates on cash balances	(285)
Decrease in cash and cash equivalents	$(3,159)

Operating Activities

Cash generated by operating activities is our primary source of liquidity.  Cash from operating activities provided $24.0 million of cash for the first nine months of fiscal 2010. This amount resulted from a net loss of $73.5 million, adjusted for non-cash charges of $19.4 million, and an increase in cash of $78.2 million due to lower working capital.

Non-cash items consisted primarily of $13.4 million of stock-based compensation and $5.1 million of depreciation and amortization.

The cash generated from the change in working capital consisted primarily of decreases in installment and collateralized receivables of $64.5 million; accounts receivable of $20.5 million; and an increase in deferred revenue of $6.9 million. These sources of cash were partially offset by decreases in accounts payable, accrued expenses and other current liabilities of $13.0 million; and unbilled revenue of $1.7 million.

Our accounts receivable balance decreased during the period primarily as a result of improved collections and lower overdue balances. The decrease in installments receivable was primarily due to the adoption of our new aspenONE licensing model.  Under the new aspenONE licensing model and for point product arrangements sold with SMS bundled for the entire license term, receivables are recorded when the payments become due and payable.  As such, we expect the trend of lower installments receivable to continue as customers begin to subscribe to our new aspenONE licensing model. Our collateralized receivables balance continued to decline as we have not financed additional receivables to generate cash.

Looking ahead, we expect to generate positive cash flows from operating activities in fiscal 2010. We do not expect the adoption of our new aspenONE licensing model, or the changes made to our fixed-term point product arrangements, to have a negative impact on our operating cash flows because most of our existing contracts are already invoiced over the license contract term. We anticipate that existing cash balances, together with funds generated from operations, will be sufficient to finance our operations and meet our cash requirements for the foreseeable future.  However, should cash be insufficient to finance our future operations, we may decide to obtain funds through the financing of additional receivables or through other sources.

Investing Activities

During the first nine months of fiscal 2010, we used $2.5 million of cash, primarily to upgrade our financial reporting and management information systems. We have ongoing efforts to enhance our information system and implement internal control enhancements, which have been designed in part to remediate our deficiencies in internal controls over financial reporting. A portion of the remediation costs are expected to be incurred to upgrade our existing financial applications. We do not expect the costs we are investing in our financial reporting and management systems to be materially different from our IT investment costs in prior fiscal years.

We are not currently party to any material purchase contracts related to future capital expenditures.

Financing Activities

During the first nine months of fiscal 2010, we used $24.4 million of cash for financing activities.  We used $36.7 million to reduce our secured borrowings balance and $3.4 million to pay withholding taxes on vested RSUs.  Of the total $36.7 million of payments on secured borrowings, $9.8 million of payments immediately offset proceeds of $9.5 million related to the exchange of previously financed receivables for purposes of simplifying the administration of the program. We did not finance any receivables to fund operations in the first nine months of fiscal 2010.  Additionally, we received proceeds of $6.1 million from the exercise of employee stock options during the third quarter of fiscal 2010.

Based on the current cash forecast, we do not foresee the need to finance additional receivables to fund operations.

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

The customers’ payments of the underlying receivables fund the repayment of the related amounts borrowed. The terms of the customer receivables range from amounts that are due within 30 days to receivables that are due over five years.  The collateralized receivables earn interest income, and the secured borrowings accrue borrowing costs at approximately the same interest rate. The weighted average interest rate on the secured borrowings was 8.1% at March 31, 2010.

In the ordinary course of acting as a servicing agent for receivables transferred to SVB we regularly receive funds from customers that are processed and remitted onward to SVB.  When we receive cash from a customer, the collateralized receivables is reduced and the related secured borrowing is reclassified to an accrued liability for amounts we must remit to SVB. The accrued liability is reduced when payment is remitted to SVB. While in our possession, these cash receipts are contractually owned by SVB and are held by us on their behalf until remitted to the bank.  As of March 31, 2010, we did not hold any cash receipts for the benefit of SVB.

We have not financed any receivables for the purpose of raising cash since December 2007.  We have financed some larger dollar receivables in order to fund the repurchase of several other groups of smaller receivables previously financed.  These transactions were processed for purposes of simplifying the administration of the programs. As of March 31, 2010, we had outstanding secured borrowings of $87.4 million that were secured by collateralized receivables and future contractual customer payments.

We estimate that there was in excess of $47.0 million available under the SVB program at March 31, 2010.  As the collection of the collateralized receivables and resulting payment of the related amounts borrowed will reduce the outstanding balance, the availability under the arrangements can be increased. We expect to maintain our access to cash under these arrangements, by maintaining our option to finance installments receivable as business requirements dictate. Our ongoing ability to access the available capacity will depend upon a number of factors, including the generation of additional customer receivables and the financial institution’s willingness to continue to enter into these transactions.

Under the terms of the Traditional Programs, we have transferred the receivables to the financial institutions with limited financial recourse to us. We can be required to repurchase the receivables under certain circumstances in case of specific defaults by us as set forth in the program terms. Potential recourse obligations are primarily related to the SVB arrangement that requires us to pay interest to SVB when the underlying customer has not paid by the receivable due date. This recourse is limited to a maximum period of 90 days after the due date. The amount of outstanding receivables that had this potential recourse obligation was $33.1 million at March 31, 2010.  This 90-day recourse obligation is recognized as interest expense as incurred and totaled less than $0.1 million for the three months and nine months ended March 31, 2010. Other than the specific items noted above, the financial institutions bear the credit risk of the customers associated with the receivables the institutions purchased.

The terms of the GECC asset purchase agreement require the timely reporting of financial information. As a result of our inability to file timely our fiscal 2009 and first quarter fiscal 2010 financial statements, we were not in compliance with this requirement.  Previously, we had obtained a waiver from GECC to extend the reporting deadline for financial information. As a result of the uncertainty as to when we would meet this covenant, we were required to reclassify the obligation to a current liability.  We are now in compliance with the timely filing requirement of the agreement.  Accordingly, we have classified the long-term portion of the related obligation as non-current in the accompanying consolidated balance sheet as of March 31, 2010.

Credit Facility

Originally in January 2003, and also through subsequent amendments, we have an executed loan arrangement with SVB. This arrangement provides a line of credit of up to the lesser of (i) $25.0 million or (ii) 80% of eligible domestic receivables. The line of credit bears interest at the greater of the bank’s prime rate (3.25% at March 31, 2010) plus 0.5%, or

4.75%. If we maintain a $10.0 million compensating cash balance with the bank, our unused line of credit fee will be 0.1875% per annum; otherwise it will be 0.375% per annum. The line of credit is collateralized by substantially all of our assets and we are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. The terms of the loan arrangement restrict our ability to pay dividends, with the exception of dividends paid in common stock or preferred stock dividends paid in cash.

On November 3, 2009, we executed an amendment to the loan arrangement that adjusted certain terms of covenants, including modifying the date we must provide quarterly unaudited and annual audited financial statements to the bank and the maturity date of the credit loan, which was extended to May 15, 2010. As of March 31, 2010, there were $4.4 million in letters of credit and no outstanding debt under the lines of credit. There was $13.0 million available for future borrowing as of March 31, 2010.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements.  As a result of ASU No. 2010-09, ASC 855 no longer requires entities to disclose the date through which subsequent events have occurred.  We adopted ASU No. 2010-09 during the third quarter of fiscal 2010.  The adoption of ASU No. 2010-09 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures including significant transfers into and out of Level 1 and Level 2 fair value measurements and a reconciliation of Level 3 fair value measurements including purchases, sales, issuances, and settlements on a gross basis. It also clarifies existing disclosures regarding the level of disaggregation, inputs and valuation techniques.  We adopted ASU No. 2010-06 during the third quarter of fiscal 2010 and it did not have a material impact on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates. In order to manage the volatility of our more significant market risks, we may enter into derivative financial instruments such as forward currency exchange contracts.

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

During the third quarter and nine months of fiscal 2010, our largest exposures to foreign exchange rates existed primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen against the U.S. dollar. Based on the anticipated net exposures to these currencies, we believe that our foreign currency risk is not large enough to warrant hedging, and as such there were no foreign currency exchange contracts outstanding at March 31, 2010.

During the first nine months of fiscal 2010, we recorded $0.2 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units.  During the first nine months of fiscal 2009, the comparative foreign currency activity for similar non-functional currency denominated transactions resulted in a net loss of $4.0 million.  Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations for the first nine months of fiscal 2010 by approximately $1.7 million.

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses, as our investments consist primarily of money market accounts. At March 31, 2010, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Item 4.    Controls and Procedures.

a) Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, and due to the material weaknesses in our internal control over financial reporting described in our Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b) Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

c) Remediation Efforts

In the third quarter of fiscal 2010, we continued to implement the following measures that we initiated in fiscal 2009 to improve our internal controls over the financial reporting process. We plan to further enhance these measures in the remaining quarter in fiscal 2010.

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

In addition to the above-mentioned remedial efforts that we began implementing in fiscal 2009, in the third quarter of fiscal 2010, we also continued remedial actions including reviewing, updating, redesigning and defining ownerships and implementing our procedures and internal controls in the areas where material weaknesses were identified.

d) Remediation Plans

We made no significant changes in our remediation plans during the quarter ended March 31, 2010 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our “Remediation Plans,” please refer to Item 9A of our Annual Report on Form 10-K filed for the fiscal year ended June 30, 2009.

PART II - OTHER INFORMATION

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

•  Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, was an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed on July 18, 2008, and a non-jury trial began on November 3, 2009 and concluded on November 24, 2009. On January 19, 2010 the court issued its order granting judgment in our favor and dismissing the case. On February 17, 2010, the plaintiffs filed a notice of appeal of the judgment. On October 17, 2008, the plaintiffs had filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., Civ. A. No. 08-4625-

BLS1 (Blecker II). The sole claim in Blecker II was based on the Massachusetts Uniform Securities Act. We served a motion to dismiss on December 3, 2008 which was granted on December 11, 2009. On January 5, 2010, the plaintiffs filed a notice of appeal with respect to that dismissal.  On February 23, 2010, that appeal was dismissed with prejudice by stipulation of the parties.

• 380544 Canada, Inc. et al. v. Aspen Technology, Inc., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is in process.

The claims in the 380544 Canada action referenced above are for damages totaling at least $4.0 million, not including claims for attorneys’ fees. We plan to defend the 308544 Canada action vigorously. We can provide no assurance as to the outcome of this case or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against us for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business.

(c) ATME Arbitration

Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with a reseller known as AspenTech Middle East W.L.L., a Kuwaiti corporation (ATME or the reseller). Effective October 6, 2009, we terminated the reseller relationship for material breach by the reseller based on certain actions of the reseller.

On November 2, 2009, ATME commenced an action in the Queen’s Bench Division (Commercial Court) of the High Court of Justice (England & Wales) captioned In The Matter Of An Intended Arbitration Between AspenTech Middle East W.L.L. And Aspen Technology, Inc., 2009 Folio 1436, seeking preliminary injunctive relief restraining us from taking any steps to impede ATME from serving as our exclusive reseller in the countries included in our agreement with ATME. We filed evidence in opposition to that request for relief on November 12, 2009. At a hearing on November 13, 2009, the court dismissed ATME’s application for preliminary injunctive relief. The court sealed an Order to this effect on November 23, 2009, and further ordered that ATME pay our costs of claim.

Relatedly, on November 11, 2009, we commenced an arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO, by filing a request for arbitration in that court. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of our agreement and that our termination of our agreement was lawful, and seeking damages for ATME’s willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against us seeking a declaratory judgment that we unlawfully terminated our agreement with ATME, and seeking damages for breach of contract by reason of our purported unlawful termination of our agreement. Our reply to those counterclaims was filed on or about December 18, 2009.

On March 11, 2010, a Kuwaiti entity affiliated with ATME filed a lawsuit in a Kuwaiti court naming as defendants ATME, us and a reseller newly appointed by us in Kuwait.  While we believe that the claims of the affiliated entity and the counterclaims of ATME are without merit and that we were entitled to terminate the reseller relationship, we can provide no assurance as to the outcome of the dispute. Regardless of the outcome, such claims may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement document relating to the terminated relationship contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee would be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of the reseller, as well as the reseller’s actual financial performance. Based on the formula and the financial information provided to us by the reseller, which we have not had the opportunity to verify independently, a recent calculation associated with termination other than for material breach based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement document, no termination fee is owed on termination for material breach.

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

Risks Related to Our Business

Our operating results will be, and our stock price may be, adversely affected from our new subscription-based licensing offering and will be further adversely affected if customers do not react favorably to our new subscription-based licensing offering.

In July 2009, we introduced a new license offering for our aspenONE software suite in which customers are granted access to specific sets of our software products.  Access to the aspenONE suite is calculated and priced on the basis of exchangeable units of measurement, or “tokens.”  SMS and updates are included in the license, as well as access to any new software products added to the aspenONE suite during the license term.

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

•  Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc., et al., filed on June 5, 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1 in that court, was an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed on July 18, 2008, and a non-jury trial began on November 3, 2009 and concluded on November 24, 2009. On January 19, 2010 the court issued its order granting judgment in our favor and dismissing the case. On February 17, 2010, the plaintiffs filed a notice of appeal of the judgment. On October 17, 2008, the plaintiffs had filed a new complaint in the Superior Court of the Commonwealth of Massachusetts, captioned Herbert G. and Eunice E. Blecker v. Aspen Technology, Inc. et al., Civ. A. No. 08-4625-BLS1 (Blecker II). The sole claim in Blecker II was based on the Massachusetts Uniform Securities Act. We served a motion to dismiss on December 3, 2008 which was granted on December 11, 2009. On January 5, 2010, the plaintiffs filed a notice of appeal with respect to that dismissal.  On February 23, 2010, that appeal was dismissed with prejudice by stipulation of the parties.

• 380544 Canada, Inc. et al. v. Aspen Technology, Inc., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is in process.

The claims in the 380544 Canada action referenced above are for damages totaling at least $4.0 million, not including claims for attorneys’ fees. We plan to defend the 308544 Canada action vigorously. We can provide no assurance as to the outcome of this case or the likelihood of the filing of additional opt-out claims, and these claims may result in judgments against us for significant damages. Regardless of the outcome, such litigation has resulted in the past, and may continue to result in the future, in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business.

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

Arbitration and litigation with a former reseller in the Middle East may subject us to substantial damages and expenses, and may require significant management time.

Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with a reseller known as AspenTech Middle East W.L.L., a Kuwaiti corporation (ATME or the reseller). Effective October 6, 2009, we terminated the reseller relationship for material breach by the reseller based on certain actions of the reseller.

On November 2, 2009, ATME commenced an action in the Queen’s Bench Division (Commercial Court) of the High Court of Justice (England & Wales) captioned In The Matter Of An Intended Arbitration Between AspenTech Middle East W.L.L. And Aspen Technology, Inc., 2009 Folio 1436, seeking preliminary injunctive relief restraining us from taking any steps to impede ATME from serving as our exclusive reseller in the countries included in our agreement with ATME. We filed evidence in opposition to that request for relief on November 12, 2009. At a hearing on November 13, 2009, the court dismissed ATME’s application for preliminary injunctive relief. The court sealed an Order to this effect on November 23, 2009, and further ordered that ATME pay our costs of claim.

Relatedly, on November 11, 2009, we commenced an arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO, by filing a request for arbitration in that court. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of our agreement and that our termination of our agreement was lawful, and seeking damages for ATME’s willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against us seeking a declaratory judgment that we unlawfully terminated our agreement with ATME, and seeking damages for breach of contract by reason of our purported unlawful termination of our agreement. Our reply to those counterclaims was filed on or about December 18, 2009.

On March 11, 2010, a Kuwaiti entity affiliated with ATME filed a lawsuit in a Kuwaiti court naming as defendants ATME, us and a reseller newly appointed by us in Kuwait.  We can provide no assurance as to the outcome of the dispute. Regardless of the outcome, such claims may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement document relating to the terminated relationship contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee would be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of the reseller, as well as the reseller’s actual financial performance. Based on the formula and the financial information provided to us by the reseller, which we have not had the opportunity to verify independently, a recent calculation associated with termination other than for material breach based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement document, no termination fee is owed on termination for material breach.

In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy the material weaknesses identified as of March 31, 2010 could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Our management identified four material weaknesses in our internal control over financial reporting as of March 31, 2010.  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified by management as of March 31, 2010 consisted of:

•                  Inadequate and ineffective monitoring controls;

•                  Inadequate and ineffective controls over the periodic financial close process;

•                  Inadequate and ineffective controls over income tax accounting and disclosure; and

•                  Inadequate and ineffective controls over the recognition of revenue.

As a result of these material weaknesses, our management concluded as of March 31, 2010 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992 ).

We have begun to implement and continue to implement remedial measures designed to address these material weaknesses.  If these remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and our common stock could be delisted.  Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our annual reports on Form 10-K.  Internal control deficiencies could also cause investors to lose confidence in our reported financial information.  We can give no assurance that the measures we plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or additional restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.  In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

As of April 28, 2010, we had 25 offices in 21 countries.  We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the U.S. accounted for a material amount of our total revenue in fiscal 2008, 2009 and the nine months ended March 31, 2010.  We anticipate that revenue from customers outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future.  Our operations outside the U.S. are subject to additional risks, including:

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

•                  discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions; and

•                  limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 6.  Exhibits.

		Filed	Incorporated by Reference
Exhibit Number	Description	with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number

10.1*	Aspen Technology, Inc. 2010 Equity Incentive Plan		8-K	April 21, 2010	10.1

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1

Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

X

*Management compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.

Date: May 6, 2010	By:	/s/ MARK E. FUSCO
Mark E. Fusco
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2010	By:	/s/ MARK P. SULLIVAN
Mark P. Sullivan
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Filed	Incorporated by Reference
Exhibit Number	Description	with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number

10.1*	Aspen Technology, Inc. 2010 Equity Incentive Plan		8-K	April 21, 2010	10.1

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1

Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

X

*Management compensatory plan.