Form 10-K
period 2010-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2010-09-02
CIK 929940

Use these links to rapidly review the document

PART IV
ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of December 31, 2009, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by nonaffiliates of the registrant was $608,793,072 based on a total of 62,121,742 shares of common stock held by nonaffiliates and on a closing price of $9.80 on December 31, 2009 for the common stock as reported on The NASDAQ Global Market.

         There were 92,891,514 shares of common stock outstanding as of August 16, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

        ASPENONE, ASPENTECH, the AspenTech logo, DMCPLUS, HTFS, HYSYS and INFOPLUS.21 are our registered trademarks, and ASPEN BASIC ENGINEERING, ASPEN COLLABORATIVE DEMAND MANAGER, ASPEN ECONOMIC EVALUATION, ASPEN EXCHANGER DESIGN AND RATING, ASPEN FLEET OPTIMIZER, ASPEN INVENTORY MANAGEMENT & OPERATIONS SCHEDULING, ASPEN PETROLEUM SCHEDULER, ASPEN PETROLEUM SUPPLY CHAIN PLANNER, ASPEN PIMS, ASPEN PLANNING & SCHEDULING FOR OLEFINS ASPEN PLANT SCHEDULER, ASPEN PLUS and ASPEN SUPPLY CHAIN PLANNER are our trademarks. All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners.

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

        This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "potential," "should," "target," or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our, our customers' or our industry's actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. "Item 1. Business," "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other sections in this Form 10-K, discuss some of the factors that could contribute to these differences. The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

        This Form 10-K also contains estimates and other information concerning our industry, including market size and growth rates, that are based on industry publications, surveys and forecasts, including those generated by ARC Advisory Group. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we believe the information in these industry publications, surveys and forecasts is reliable, we have not independently verified the accuracy or completeness of the information. The industry in which we operate is subject to a high degree of uncertainty and risk due to variety of factors, including those described in "Item 1A. Risk Factors."

PART I

Item 1.    Business.

Overview

        We are a leading global provider of mission-critical process optimization software solutions, which are designed to manage and optimize plant and process design, operational performance, and supply chain planning. Our aspenONE software and related services have been developed specifically for companies in the process industries, including the energy, chemicals, pharmaceuticals, and engineering and construction industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements.

        Our software incorporates our proprietary empirical models of manufacturing and planning processes and reflects the deep domain expertise we have amassed from focusing on solutions for the process industries for nearly 30 years. We have developed our applications to design and optimize processes across three principal business areas: engineering, manufacturing and supply chain. We are a recognized market and technology leader in providing process optimization software for each of these business areas.

        We have more than 1,500 customers globally. Our customers include manufacturers in process industries such as energy, chemicals, pharmaceuticals, consumer packaged goods, power, metals and mining, pulp and paper, and biofuels, as well as engineering and construction firms that help design process manufacturing plants. As of June 30, 2010, our installed base included 19 of the 20 largest petroleum companies, all of the 20 largest chemical companies, and 15 of the 20 largest pharmaceutical companies. Customers outside the United States accounted for a majority of our total revenue in each of fiscal 2010, 2009 and 2008, and no single customer represented 10% or more of our total revenue in fiscal 2010, 2009 or 2008.

        We have established sustainable competitive advantages based on the breadth, flexibility and return on investment associated with our software offerings, as well as our market leadership position, our extensive process industry expertise and our established, diversified customer base. We consult and collaborate with customers to identify new applications, which leads to innovative, targeted solutions and fosters long-term customer relationships. This approach has helped us develop software solutions that are embedded in our customers' operations and integrated with their core business processes.

        In July 2009 we introduced our aspenONE licensing model under which license revenue is recognized over the term of a license contract. Our new licensing model provides customers with increased access to our applications, and we believe this flexibility will lead to increased usage and revenue over time. Because we previously recognized a substantial majority of our license revenue upon shipment of software, our revenue for fiscal 2010 was significantly less than in the preceding fiscal years. We expect that our revenue will increase as customers renew their licensing arrangements under our new licensing model. We do not expect to recognize levels of revenue comparable to prior fiscal years unless and until a significant majority of our existing license agreements have been renewed under our new licensing model.

Industry Background

        The process industries consist of companies that typically manufacture finished products by applying a controlled chemical process either to a raw material that is fed continuously through the plant or to a specific batch of raw material. The process industries include energy, chemicals, pharmaceuticals, consumer packaged goods, power, metals and mining, pulp and paper, and biofuels as well as engineering and construction firms that design process manufacturing plants.

        Process manufacturing is often complex because small changes in the feedstocks used, or to the chemical process applied, can have a significant impact on the efficiency and cost-effectiveness of manufacturing operations. As a result, process manufacturers, as well as the engineering and construction firms that partner with these manufacturers, have extensive technical requirements and need a combination of software, services and domain expertise to help design, operate and manage manufacturing environments. The unique characteristics associated with process manufacturing create special demands for business applications that frequently exceed the capabilities of generic software applications or non-process manufacturing software packages. The process industries require sophisticated, integrated software applications capable of designing and optimizing their complex, interconnected manufacturing and business processes.

    Industry-Specific Challenges Facing the Process Industries

        Companies in different process industries face specific challenges that are driving the need for solutions that design, operate and manage their manufacturing environments more effectively:

  •
  Energy.  The energy industry encompasses refineries as well as oil and gas exploration and production companies:

  •
  The refining sector is characterized by high volumes and low operating margins. Refineries are under pressure to optimize product mix, minimize inventory, and lower operating costs to improve margins in the face of volatile market conditions.

  •
  Exploration and production companies are targeting reserves in increasingly diverse geographic areas. They face the challenge of designing production platform processes effectively and managing both interconnected assets and complex supply chains, all while optimizing production and ensuring regulatory compliance.

  •
  Chemicals.  The chemicals industry includes both bulk and specialty chemical companies:

  •
  Bulk chemical producers, which compete primarily on price, are seeking to achieve economies of scale and manage operating margin pressure by building larger, more complex plants located near feedstock sources.

  •
  Specialty chemical manufacturers, which primarily manufacture highly differentiated customer-specific products, face challenges in managing their diverse product lines, multiple plants and complex supply chains. They must, for example, identify where and when to manufacture a product to drive maximum profitability while ensuring high quality and quick turnaround times.

  •
  Pharmaceuticals.  The increasing prevalence of generic drugs and expansion of regulatory requirements are driving pharmaceutical companies to improve their operational performance. They are seeking to optimize their manufacturing and distribution operations to help them meet demanding regulatory requirements, bring new products to market faster during their initial patent protection period and decrease production costs.

  •
  Engineering and construction.  Engineering and construction firms must compete on a global basis in bidding on and executing complex, large-scale projects. They need a digital environment in which plant designs can be produced quickly and efficiently using highly accurate cost estimation technology. This, in turn, requires significant collaboration not only internally but also with the manufacturer and, in some cases, other engineering and construction firms.

        Similarly, companies in the consumer packaged goods, power, metals and mining, pulp and paper, and biofuels industries are seeking process optimization solutions to address their varied process manufacturing challenges.

    Increasing Complexity of the Process Industries

        In addition to the technical requirements associated with the process industries, several industry trends are driving the growing complexity of these industries:

  •
  Globalization of markets.  Process manufacturers are expanding their operations beyond mature geographic markets in order to take advantage of growing demand and available feedstocks in emerging markets such as China, India, Russia, Latin America and the Middle East. Process manufacturers must be able to design, build and operate an emerging-market plant efficiently and economically. They also need to improve efficiency and reduce costs at their existing plants in mature markets in order to compete with new plants in emerging markets.

  •
  Volatile markets.  Process manufacturers must react quickly to frequent changes in feedstock prices, temporary or longer-term feedstock shortages, and rapid changes in finished product prices. Unpredictable commodity markets strain the manufacturing and supply chain operations of process manufacturers, which must consider, and when appropriate implement, changes in inventory levels, feedstock inputs, equipment usage and operational processes in order to remain competitive.

  •
  Increased margin pressure.  As the result of the increasingly competitive global environment, process manufacturers are seeking to design more efficient new plants and, at the same time, increase throughput and reduce costs at existing plants. These companies must optimize manufacturing operations and supply chain management, because even a relatively small change in feedstock, labor or energy costs, or in throughput, can have a significant impact on profitability.

  •
  Shrinking engineering workforce.  In mature geographic markets the number of chemical engineers is decreasing, as more engineers are retiring than are entering the process industries. Process companies are seeking information technology solutions by which they can capture and manage the knowledge acquired by their engineers through years of experience and can automate tasks traditionally performed by engineers.

  •
  Environmental and safety regulations.  Process companies must comply with an expanding array of data maintenance and reporting requirements under governmental and regulatory mandates, and the global nature of their operations can subject them to numerous regulatory regimes. These companies often face heightened scrutiny and oversight because of the environmental, safety and other implications of their products and manufacturing processes. These companies increasingly are relying upon software applications to model potential outcomes, store operating data and develop reporting capabilities.

    Market Opportunity

        Technology solutions historically have played a major role in helping companies in the process industries improve their manufacturing productivity. In the 1980s process manufacturers implemented distributed control systems, or DCS, to automate the management of plant hardware. DCS use computer hardware, communication networks and industrial instruments to measure, record and automatically control process variables. In the 1990s these manufacturers adopted enterprise resource planning, or ERP, systems to streamline back office functions and interact with DCS. This allowed process manufacturers to track, monitor and report the performance of each plant, rather than relying on traditional paper and generic word processing spreadsheets.

        Many process manufacturers have implemented both DCS and ERP systems but have realized that their investments in hardware and back-office systems are inadequate. DCS are only able to control and monitor processes based on fixed sets of parameters and cannot dynamically react to changes in the manufacturing process unless instructed by end-users. ERP systems can only record what is produced in operations. Although DCS and ERP systems help manage manufacturing performance, neither of these systems can optimize what is produced, how it is produced or where it is produced. Moreover, neither can help a process manufacturer understand how to improve its processes or how to identify opportunities to decrease operating expenses.

        Process optimization software addresses the gap between DCS and ERP systems. This software focuses on optimizing the manufacturing process itself: how the process is run and the economics of that process. By connecting DCS and ERP systems with intelligent, dynamic applications, process optimization software allows a manufacturer to make better, faster economic decisions. This software can optimize a manufacturing environment by, for example, incorporating process manufacturing domain knowledge, supporting real-time decision making, and providing the ability to forecast and simulate potential actions. Furthermore, these solutions can optimize the supply chain by helping a manufacturer to understand the operating conditions in each plant, which enables a manufacturer to decide where best to manufacture products.

        The market for engineering, manufacturing and supply chain process optimization software and services for the energy, chemicals and pharmaceuticals industries was $2.4 billion in 2008, based on information from reports issued in 2009 by ARC Advisory Group. More specifically, based on this information, it is estimated that:

  •
  the engineering market was $443 million in 2008 and will grow 8% annually through 2013;

  •
  the manufacturing market was $1.7 billion in 2008 and will grow 12% annually through 2013; and

  •
  the supply chain market was $279 million in 2008 and will grow 5% annually through 2013.

        The market for process optimization software and services is growing even more rapidly in emerging markets, as process manufacturers extend their operations to take advantage of growing demand and available feedstocks in those markets. According to the ARC reports, the market for engineering, manufacturing and supply chain software and services in all process industries in the Asia Pacific and Latin American regions is expected to grow from $1.2 billion in 2008 to $2.2 billion in 2013, representing a compound annual growth rate of 12%.

aspenONE Solutions

        We provide integrated process optimization software solutions designed and developed specifically for the process industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements. Our aspenONE software applications are organized into two suites, which are centered on our principal business areas of engineering, manufacturing and supply chain:

  •
  aspenONE Engineering.  Our engineering software is used on an engineer's desktop to design new plants, re-design existing plants, and simulate and optimize plant processes.

  •
  aspenONE Manufacturing and Supply Chain.  Our manufacturing software is designed to optimize day-to-day processing activities, enabling process manufacturers to make better, more profitable decisions and to improve plant performance. Our supply chain management software is designed to enable process manufacturers to reduce inventory levels, increase asset efficiency and optimize supply chain decisions.

        While a significant number of our customers have already migrated to our new aspenONE licensing model, we continue to offer customers the ability to purchase our applications as point products. By offering point products, we can acquire, retain and potentially up-sell any customer that does not want to migrate to our new licensing model.

        We offer customer support, professional services and training services to our customers. Professional services are offered as a means to further customize and integrate our technology based on specific customer requirements.

        The key benefits of our aspenONE solutions include:

        Broad and comprehensive software suites.    We believe we are the only software provider that has developed comprehensive suites of software applications addressing the engineering, manufacturing and supply chain requirements of process manufacturers. While some competitors offer solutions in one or two principal business areas, no other vendor can match the breadth of our aspenONE offerings. In addition, we have developed an extensive array of software applications that address extremely specific and complex industry and end-user challenges, such as production scheduling for petroleum companies and solubility modeling for solvent screening.

        Mission-critical, integrated software solutions.    aspenONE provides a standards-based framework that integrates applications, data and models within each of our software suites. Process manufacturers seeking to improve their mission-critical business operations can use the integrated software applications in the aspenONE Manufacturing and Supply Chain suite to support real-time decision-making both for individual production facilities and across multiple sites. In addition, the common data models underlying an aspenONE suite improve collaboration and productivity by enabling data to be entered once and then maintained in a centralized repository accessible across a customer's enterprise.

        Flexible commercial model.    Our new aspenONE licensing model provides a customer with access to all of the applications within the aspenONE suite or suites the customer licenses. The customer can change or alternate the use of multiple applications in a licensed suite through the use of exchangeable units of measurement, or tokens, licensed in quantities determined by the customer. This enables the customer to use those applications whenever required and to experiment with different applications to best solve whatever critical business challenges the customer faces. The customer can easily increase its usage of our software as its business requirements evolve, without disrupting its business processes.

        Hardware-independent technology.    Our software can be easily integrated and used with equipment manufactured by any major process manufacturing hardware vendor. Because of our hardware-independent approach, customers can use our software solutions to create a unified view of their operations, even if their plants use hardware from different vendors.

Our Competitive Strengths

        We believe our key competitive advantages include, in addition to the comprehensive breadth of our integrated software solutions and the flexibility of our new aspenONE licensing model, the following:

        Market leadership.    We are a leader in each of the markets addressed by our software. Based on information presented in reports issued in 2009 by ARC Advisory Group relating to performance in 2008, in our core process manufacturing industries of energy, chemicals and pharmaceuticals we ranked:

  •
  #1 in the market addressed by our engineering software;

  •
  #2 in the market addressed by our manufacturing software; and

  •
  #1 in the market addressed by our supply chain software.

        Industry-leading innovation based on substantial process expertise.    Over the past 30 years, we have designed a number of major process engineering advances considered to be industry-standard applications. Since our founding, we have built a highly specialized development organization comprised of not only traditional software engineers but also chemical engineers. As of June 30, 2010, approximately 50% of our software development personnel had degrees in chemical engineering or a similar discipline. This approach provides us with substantial process industry expertise, as our developers have critical know-how that allows us to address the specific challenges of our customers.

        Rapid, high return on investment.    Many customers purchase our software because they believe it will provide rapid, demonstrable and significant returns on their investment. For some customers, cost reductions in the first year following installation have exceeded the total cost of our software. For many customers, even a relatively small improvement in productivity can generate substantial recurring benefits due to the large production volumes and limited profit margins typical in process industries. In addition, our solutions can generate organizational efficiencies and operational improvements that can further increase a process company's return on investment.

        Established, diversified customer base.    We view our installed customer base of more than 1,500 customers as an important strategic asset and as evidence of our leadership position. As of June 30, 2010, our installed base included 19 of the 20 largest petroleum companies, all of the 20 largest chemical companies, and 15 of the 20 largest pharmaceutical companies. We consult and collaborate with customers to identify new applications, which leads to innovative, targeted solutions and fosters long-term customer relationships.

Growth Strategy

        Our objective is to further establish and extend our position as a leading global provider of process optimization software and related services to the process industries. We intend to build upon our market and technology leadership position by pursuing the following:

        Continue to provide innovative, market-leading solutions.    We have pioneered a number of industry standard and award-winning software applications. For example, AspenPlus, our process modeling tool for the chemicals industry, has won the Chemical Processing magazine Readers' Choice Award for "Process Simulation Software" for the last seven years. We have been recognized by R&D Magazine for innovation in out of the box modeling capabilities that we developed with the National Institute of Standards and Technology. Our recent innovations include applications for electrolyte and biofuel characterizations and methodologies for carbon management. We intend to continue to invest in research and development in order to develop and offer new and enhanced solutions for our aspenONE suites.

        Further penetrate existing customer base.    We have an installed base of over 1,500 customers, but many customers do not use all of our products and services. We intend to target customers that use only one of our aspenONE suites or that do not extensively utilize our professional services and training capabilities. In addition, we believe that many of our customers do not take full advantage of the applications in the aspenONE suite they currently license. As we transition these customers to our new aspenONE licensing model, we will seek to identify ways in which they can improve their business processes by using the entire licensed suite of aspenONE applications, both at an individual user level and across all of their plant locations.

        Expand presence in emerging markets.    Companies in the process industries are expanding their operations to take advantage of growing demand and available feedstocks in less mature markets such as China, India, Russia, Latin America and the Middle East. Additionally, process manufacturers with existing plants in these markets are beginning to recognize the value of upgrading their operations to take advantage of process optimization solutions. We historically have derived a significant portion of our total revenue from outside of North America, and we believe we can further extend our international presence by penetrating emerging markets. We have, for example, recently established a direct sales force and customer support capabilities for Russia and the Middle East.

        Extend vertical reach and indirect sales channel.    We historically focused on the energy, chemicals, and engineering and construction industries and in recent years have increasingly targeted the pharmaceutical industry. We intend to expand beyond our core vertical industries, in part by further developing our indirect channel. We are seeking to develop relationships with third-party resellers that have a presence in certain non-core verticals such as power, consumer package goods, pulp and paper, minerals and mining, and biofuels. We believe these relationships will enable us to reach companies in additional process industries cost effectively and to leverage our indirect channel partners' market experience and domain expertise in those industries.

Products

        Our integrated process optimization software solutions are designed and developed specifically for the process industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements.

        We have designed and developed our software applications across three principal business areas:

  •
  Engineering.  Process manufacturers must address a variety of challenges related to strategic planning, collaborative engineering, economic evaluation, debottlenecking and operational improvement. They must, for example, determine where they should locate facilities, how they can lower manufacturing costs, what they should produce and how they can maximize plant efficiency. Our engineering software applications are used during both the design and the ongoing operation of plant facilities to model and improve the way engineers develop and deploy manufacturing assets. In the design phase, for example, our software supports proposal generation, develops highly accurate cost estimates, generates detailed implementation schedules and manages change orders. Our engineering solutions include desktop and server applications that typically do not require substantial professional services, although services may be provided for customized model designs and process synthesis.

  •
  Manufacturing.  Process manufacturers must address a wide range of manufacturing challenges such as optimizing execution efficiency, reducing costs, selecting the right raw materials, scheduling and coordinating production processes, and identifying an appropriate balance between turnaround times, delivery schedules, cost and inventory. Our manufacturing software products focus on optimizing day-to-day processing activities, enabling customers to make better, faster decisions that lead to improved plant performance and operating results. These solutions include desktop and server applications that help customers make real-time decisions, which can reduce fixed and variable costs and improve product yields.

  •
  Supply chain management.  Process manufacturers must address numerous challenges as they strive to effectively and efficiently manage raw materials inventory, production schedules and feedstock purchasing decisions. Supply chain managers face these challenges in an environment of ever-changing market prices, supply constraints and customer demands. Our supply chain management solutions include desktop and server applications that help customers optimize critical supply chain decisions in order to reduce inventory, increase asset efficiency, and respond more quickly to changing market conditions.

        Our software products can be linked with a customer's DCS and ERP systems to further improve the customer's ability to gather, analyze and use the resulting information across the customer's business processes. By integrating our solutions with their DCS and ERP systems, customers can utilize historical data and develop new models to project and simulate future operational behavior, throughput performance, economic value and profitability.

        Our software applications are organized into two suites: aspenONE Engineering and aspenONE Manufacturing and Supply Chain. These suites are integrated applications that allow end-users to utilize common data models to design process manufacturing environments, forecast and simulate potential actions, monitor operational performance, and manage planning and scheduling activities. The two suites are designed around core modules and applications that allow customers to design, manage and operate their process manufacturing environments, as shown below:

aspenONE Engineering

Business Area	aspenONE Module	Major Products	Product Descriptions
Engineering	Engineering	Aspen Plus	Process modeling software for conceptual design, optimization and performance monitoring for the chemicals industry
		Aspen HYSYS	Process modeling software for conceptual design, optimization and performance monitoring for the energy industry
		Aspen Basic Engineering	Workflow tool that allows engineers to build, re-use and share process models and data
		Aspen Economic Evaluation	Economic evaluation software for estimating costs of conceptual process designs
		Aspen Exchanger Design and Rating	Software used to design, simulate and optimize the performance of heat exchangers

 aspenONE Manufacturing and Supply Chain

Business Area	aspenONE Module	Major Products	Product Descriptions
Manufacturing	Production Management & Execution	Aspen InfoPlus.21	Data historian software that collects and stores large volumes of data for analysis and reporting
	Advanced Process Control	Aspen DMCplus	Multi-variable controller software capable of processing multiple constraints simultaneously
Supply Chain	Planning & Scheduling	Aspen Collaborative Demand Manager	Enterprise solution for forecasting market demand
		aspenONE Planning & Scheduling for Olefins	Software that enables olefins producers to optimize the purchase, management and processing of feedstocks
		Aspen Petroleum Scheduler	Integrated system that supports comprehensive scheduling and optimization of refinery activities
		Aspen PIMS	Enterprise planning software that optimizes feedstock evaluation, product slate and operational execution
		Aspen Plant Scheduler	Plant scheduling software that optimizes production scheduling
		Aspen Supply Chain Planner	Software for determining what to produce given product demands, inventory, and manufacturing and distribution constraints
	Supply & Distribution	Aspen Inventory Management & Operations Scheduling	Enterprise solution that allows users to manage their supply and demand balancing, inventory and scheduling
		Aspen Petroleum Supply Chain Planner	Economic planning tool that solves multi-commodity, multi-period transportation optimization problems
		Aspen Fleet Optimizer	Enterprise solution for inventory management and truck transportation optimization

        Our product development activities are currently focused on strengthening the integration of our applications and adding new capabilities that address specific mission-critical operational business processes in each industry. As of June 30, 2010, we had a total of 400 employees in our research and development group, which is comprised of software development and quality assurance personnel. As of June 30, 2010, approximately 50% of our research and development group had degrees in chemical engineering or a similar discipline. We incurred research and development expense of $48.2 million in fiscal 2010, $46.4 million in fiscal 2009 and $49.9 million in fiscal 2008.

Maintenance and Training

        Maintenance consists primarily of providing customer technical support and access to software fixes and upgrades. Under our new aspenONE licensing model, maintenance is bundled with our licenses and is required for all customers who purchase our aspenONE suites. Customer technical support services are provided throughout the world by our three global call centers as well as via email and through our support website.

        We offer a variety of training solutions ranging from standardized training, which can be delivered in a public forum, on-site at a customer's location or over the Internet, to customized training sessions, which can be tailored to fit customer needs. As of June 30, 2010, we had a total of 147 employees in our customer support and training group.

Professional Services

        We offer professional services focused on implementation of our solution. Our professional services team primarily consists of project engineers with degrees in chemical engineering or a similar discipline, or who have significant relevant industry experience. Our employees include experts in fields such as thermophysical properties, distillation, adsorption processes, polymer processes, industrial reactor modeling, the identification of empirical models for process control or analysis, large-scale optimization, supply distribution systems modeling and scheduling methods. The services provided by our professional services team include implementing and integrating our software applications for customers that are seeking to integrate our technology with their existing systems in order to further improve their plant performance and gain better operational data. We offer our services on either a time-and-material or fixed-price basis. As of June 30, 2010, we had a total of 181 employees in our professional services group.

Customers

        Our software solutions are installed at the facilities of more than 1,500 customers worldwide. These customers include process manufacturers and the engineering and construction firms that provide services to them. Our customers include:

Energy	Chemicals	Pharmaceutical
BP International Ltd
Exxon Mobil Corporation
Flint Hills Resources, LLC
Instituto Mexicano del Petroleo (PEMEX)
Marathon Oil Corporation
Occidential Petroleum Corporation
OMV Group
Petróleos de Venezuela S.A. (PDVSA)
Repsol YPF, S.A.
Saudi Arabian Oil Co. (SaudiAramco)
Shell Oil Company
Statoil ASA
Suncor Energy Inc.
Total S.A
Valero Energy Corp.	Air Liquide
BASF
China Petrochemical
International Co. Ltd
The Dow Chemical Company
INEOS
Lyondell Chemical Company
Mitsubishi Chemical USA, Inc.
Saudi Basic Industries Corp (SABIC)
Suid Afrikaanse Steenkool en Olie (Sasol)

 Engineering and construction
The Bechtel Group, Inc.
Jacobs Engineering Group Inc.
KBR, Inc.
Technip SA
Técnicas Reunidas, S.A.
	WorleyParsons Limited	Bayer Technology Services GmbH Bristol-Myers Squibb Eli Lilly & Company Pfizer, Inc. Other Cargill, Incorporated Lefarge North America Inc.

        No customer accounted for 10% or more of our total revenue in fiscal 2010, 2009 or 2008.

Sales and Marketing

        We employ a value-based sales approach, offering our customers a comprehensive suite of software and services that enhance the efficiency and productivity of their engineering, manufacturing and supply chain operations. We have increasingly focused on selling our products as a strategic investment for our customers and therefore devote an increasing portion of our sales efforts at senior management levels, including senior decision makers in manufacturing, operations and technology. Our aspenONE solution strategy supports this value-based approach by broadening the scope of optimization across the entire enterprise and expanding the use of process models in the operations environment. In particular, we offer a variety of training programs focused on illustrating the capabilities of our applications and intend to implement compensatory programs for our sales force that will reward efforts that increase customer usage of currently licensed products.

        Historically, most of our license sales have been generated through our direct sales force. Because the complexity and cost of our products often result in extended sales cycles, we believe that the development of long-term, consultative relationships with our customers is essential to a successful sales strategy. To develop these relationships, we focus our worldwide sales force on a defined set of strategic accounts. In North America we have organized our sales force around specific vertical markets. In the rest of the world the sales force is organized around specific countries or regions.

        In July 2009 we introduced our aspenONE licensing model under which customers receive access to all of the applications within the aspenONE suite or suites they license. This affords customers the ability to use our software whenever required and to experiment with different applications to best solve whatever critical business challenges they face. Customers can easily increase their usage of our software as their business requirements evolve, without disrupting their business processes. We believe our new licensing model will further enable our sales force to develop consultative sales relationships with our customers.

        In order to market the specific functionality and other complex technical features of our software, our account managers work with specialized teams of technical sales engineers and product specialists organized for each sales and marketing effort. Our technical sales engineers typically have advanced degrees in chemical engineering or related disciplines and actively consult with a customer's plant engineers. Product specialists share their detailed knowledge of the specific features of our software solutions as they apply to the unique business processes of different vertical industries. In addition, we have a limited number of global account managers, each of whom is focused on a specific global account. Our overall sales force, which consists of quota-carrying sales account managers, sales services personnel, business support engineers, partner organization personnel, industry business unit professionals, marketing personnel and support staff, consisted of 333 employees as of June 30, 2010.

        We supplement our direct sales efforts with a variety of marketing initiatives, including industry analyst and public relations activities, campaigns to promote awareness, user group meetings and customer relationship programs. We have established reseller relationships with select companies that we believe can help us increase sales in specific regions and non-core target markets.

        We also license our software products to universities that agree to use our products in teaching and research. We believe that students' familiarity with our products will stimulate future demand once the students enter the workplace.

Competition

        Our markets in general are highly competitive, and we expect the intensity of competition in our markets to increase as existing competitors enhance and expand their product and service offerings and as new participants enter the market. Increased competition may result in price reductions, reduced profitability and loss of market share. We cannot ensure that we will be able to compete successfully against existing or future competitors. Some of our customers and companies with which we have strategic relationships also are, or may become, competitors.

        Many of our current and potential competitors have greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond more quickly to new technologies and may be able to undertake more extensive marketing campaigns. We believe they also have adopted and may continue to pursue more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. For example, some competitors may be able to initiate relationships through sales and installations of hardware and then seek to expand their customer relationships by offering process optimization software at a discount.

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

        Our primary competitors differ among our principal product areas:

  •
  Our engineering software competes with products of businesses such as ABB Ltd., Chemstations, Inc., Honeywell International, Inc., Invensys plc, KBC Advanced Technologies plc, and Shell Global Solutions International BV.

  •
  Our manufacturing software competes with products of companies such as ABB Ltd., Honeywell International, Inc., Invensys plc, OSIsoft, Inc., Rockwell Automation, Inc., Siemens AG and Yokogawa Electric Corporation.

  •
  Our supply chain management software competes with products of companies such as JDA Software Group, Inc., Oracle Corporation and SAP AG.

        In addition, we face challenges in selling our solutions to large companies in the process industries that have internally developed their own proprietary software solutions.

        We believe the key competitive differentiator in our industry is the value, or return on investment, that our software and services provide. We seek to develop and offer integrated suites of targeted, high-value vertical industry solutions that can be implemented with relatively limited service requirements. We believe this approach provides us with an advantage over many of our competitors that offer software products that are point solutions or are more service-based. The principal competitive factors in our industry also include:

  •
  breadth, depth and integration of software offerings;

  •
  domain expertise of sales and service personnel;

  •
  consistent global support;

  •
  performance and reliability;

  •
  price; and

  •
  time to market.

Key License Agreements

    Massachusetts Institute of Technology

        In March 1982 we entered into a System License Agreement with the Massachusetts Institute of Technology, or MIT, under which we received a worldwide, perpetual non-exclusive license (with the right to sublicense) to use, reproduce, distribute and create derivative works of the computer programs known as "ASPEN" and the related documentation. The ASPEN program licensed from MIT provides a framework for simulating the steady-state behavior of chemical processes that we utilize in the simulation engine for our Aspen Plus product. MIT has agreed that we would own any derivative works and enhancements of ASPEN that we may create during the term of the agreement. A one-time license fee of $30,000 has been paid in full. MIT has the right to terminate the agreement upon the occurrence of any of the following events: if we breach the agreement and do not cure the breach within 90 days after receiving a written notice from MIT; if we cease to carry on our business; if proceedings under any bankruptcy or insolvency law are commenced by or against us and not dismissed within 90 days; if we make an assignment for the benefit of our creditors and such assignment is not discontinued within 90 days; or if a receiver is appointed for us and is not discharged within 90 days. In the event of such termination, our license to ASPEN will terminate but the sublicenses granted to our customers prior to termination will remain in effect.

    Honeywell

        In December 2004 we entered into a consent decree with the Federal Trade Commission, or FTC, with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech Ltd. and related subsidiaries of AEA Technology plc, which we refer to collectively as Hyprotech, in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In connection with the consent decree, we and our subsidiaries Hyprotech Company, AspenTech Canada Ltd., AspenTech Ltd. and Hyprotech UK Ltd. entered into a purchase and sale agreement with Honeywell International Inc. and its subsidiaries Honeywell Control Systems Limited and Honeywell Limited-Honeywell Limitee, which we refer to collectively as Honeywell. Pursuant to that agreement and the related ancillary agreements, we sold to Honeywell assets, including intellectual property rights, relating to our operator training business and our Hyprotech engineering software products. Under the terms of the transactions:

  •
  we retained a perpetual, irrevocable, worldwide, royalty-free non-exclusive license (with the limited rights to sublicense) to the Hyprotech engineering software and have the right to continue to develop and sell the Hyprotech engineering products; and

  •
  we retained certain agreements with third parties other than customers or distributors for HYSYS and related products.

        We are subject to ongoing compliance obligations under the FTC consent decree. In July 2009, we announced that the FTC closed an investigation relating to the alleged violations of the decree, and issued an order modifying the consent decree, which became final in August 2009. The modification requires that we continue to provide the ability for users to save input variable case data for Aspen HYSYS and Aspen HYSYS Dynamics software in a standard "portable" format, which will make it easier for users to transfer case data from later versions of the products to earlier versions. We also must provide documentation to Honeywell of the Aspen HYSYS and Aspen HYSYS Dynamics input variables, as well as documentation of the covered heat exchange products. These requirements will apply to all existing and future versions of the covered products released prior to December 31, 2014 or December 31, 2016, at the option of Honeywell. In addition, we are required to provide to Honeywell a license to modify and distribute (in object code form) certain versions of our flare system analyzer software.

        There is no assurance that the actions required by the FTC's modified order and related settlement with Honeywell will not provide Honeywell with additional competitive advantages that could materially adversely affect our results of operations.

Intellectual Property

        We regard our software as proprietary. Our strategy is to rely on a combination of copyright, patent, trademark and trade secret laws in the United States and other jurisdictions, and to rely on license and confidentiality agreements, and software security measures to further protect our proprietary technology and brand. The laws of many countries in which our products are licensed may not protect our intellectual property rights to the same extent as the laws of the United States.

        We have obtained or applied for patent protection with respect to some of our intellectual property, but generally do not rely on patents as a principal means of protecting intellectual property. As of June 30, 2010 we owned twenty-five patents issued in the United States, four patent applications pending in the United States, and foreign counterparts to several of these cases.

        We conduct business under our trademarks and use trademarks on some of our products. We believe that having distinctive marks may be an important factor in marketing our products. We have registered or applied to register some of our significant trademarks in the United States and in selected other countries. Although we have a foreign trademark registration program for selected marks, the laws of many countries protect trademarks solely on the basis of registration and we may not be able to register or use such marks in each foreign country in which we seek registration. We actively monitor use of our trademarks and have and will enforce our rights to our trademarks.

        We rely on trade secrets to protect certain of our technology. We generally seek to protect these trade secrets by entering into non-disclosure agreements with our employees and customers, and historically have restricted access to our software source code and licenses, which we regard as proprietary information. In certain cases, we have provided copies of source code to customers for the purpose of special product customization or have deposited copies of the source code in third-party escrow accounts as security for ongoing service and license obligations. In these cases, we rely on non-disclosure and other contractual provisions to protect our proprietary rights. Trade secrets may be difficult to protect, and it is possible that parties may breach their confidentiality agreements with us.

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

        Third parties have asserted, and may assert in the future, claims that our products infringe patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties have brought, and could in the future bring, claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay manufacturing or sales of the product that is the subject of the suit before or after the suit is decided on the merits. In addition, we could be forced to redesign a product that uses an allegedly infringing technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial and may require significant commitments of time by our management.

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

Employees

        As of June 30, 2010, we had a total of 1,289 full-time employees, of whom approximately 700 were located in the United States. None of our employees is represented by a labor union, except for 9 employees of our subsidiary Hyprotech UK Limited who belong to the Prospect union for professionals. We have experienced no work stoppages and believe that our employee relations are satisfactory.

Corporate Information

        Aspen Technology, Inc. was formed in Massachusetts in 1981 and reincorporated in Delaware in 1998. Our principal executive offices are at 200 Wheeler Road, Burlington, MA 01803, and our telephone number at that address is (781) 221-6400. Our website address is http://www.aspentech.com. The information on our website is not part of this Form 10-K.

Available Information

        Our website address is http://www.aspentech.com. Information contained on our website is not incorporated by reference into this Form 10-K unless expressly noted. We file reports with the Securities and Exchange Commission, or the SEC, which we make available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 1A.    Risk Factors.

        Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before purchasing our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occurs, our business, financial condition, results of operations or cash flows would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of your investment in our common stock.

Risks Related to Our Business

We depend on our aspenONE software for a substantial portion of our revenue, and our business will suffer if demand for, or usage of, our software declines for any reason or if existing customers do not renew under our new aspenONE licensing model.

        Our aspenONE suites account for a significant majority of our license revenue and will continue to do so for the foreseeable future. If demand for, or usage of, our software declines for any reason or if existing customers do not renew under our new aspenONE licensing model, our revenue would decline and our operating results would suffer. As a result, our revenue could be adversely affected by:

  •
  any decline in demand for or usage of our aspenONE suites;

  •
  the failure of our aspenONE suites to achieve continued market acceptance;

  •
  the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our aspenONE suites;

  •
  technological innovations that our aspenONE suites do not address; and

  •
  our inability to release enhanced versions of our aspenONE suites on a timely basis.

        In July 2009 we introduced our aspenONE licensing model under which we recognize license revenue over the term of a license contract. Our future success depends substantially on our customers' acceptance of our new licensing model. We are not able to predict the rate at which customers will renew under our new licensing model and therefore cannot predict the timing or amount of our future revenue or profitability. If customers fail to renew under our new licensing model, we may lose customers, which would negatively impact our financial performance. We intend to expend significant resources to continue to improve our aspenONE solutions and to train our customers in using our solutions, but the successful development of our new licensing model cannot be predicted and we cannot guarantee we will succeed in these goals. Furthermore, customers may elect to continue to purchase our applications on a point product basis, which could limit our ability to grow our business successfully.

Our revenue and net income for fiscal 2010 were, and for the foreseeable future will be, adversely affected by the transition to our new aspenONE licensing model.

        Our new aspenONE licensing model, which we introduced in July 2009, provides customers with access to all of the applications within the aspenONE suite or suites they license and includes software maintenance and support, or SMS, for the term of the license contract. Prior to July 2009 we primarily recognized license revenue "upfront," upon shipment of software, on a net present value basis in the period in which a license contract was signed, not over the license term.

        As a result of the transition to our new aspenONE licensing model, our revenue for 2010 was significantly less than the level achieved in the preceding years and we expect our license revenue will remain below that level for several more years. Our new licensing model makes it difficult for us to increase our license revenue rapidly through additional bookings in a period, as license revenue from new customers will be recognized over the applicable license term. Similarly, the full effect of a decline in bookings in any period would not be fully recognized in our revenue for that period, but would negatively affect revenue in subsequent quarters. Moreover, the marked decrease in revenue levels following our introduction of our new licensing model will not result in, or be accompanied by, a corresponding reduction in operating expenses. As a result, the change to our new licensing model will result in our reporting not only significantly lower revenue but also large operating losses for at least the near term and potentially several years. A number of the measures of financial performance calculated in accordance with U.S. generally accepted accounting principles or GAAP and typically considered by investors for technology companies like ours will be of limited value in assessing our performance, growth and financial condition for the foreseeable future. Our announcement of GAAP-based operating results, as well as our lack of visibility into future operating results, may have a significant adverse effect on the price of our common stock.

In preparing our consolidated financial statements for fiscal 2010, our management identified two material weaknesses in our internal control over financial reporting, and our failure to remedy these or other material weaknesses could result in material misstatements in our financial statements and the loss of investor confidence in our reported financial information.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. Our management identified two material weaknesses in our internal control over financial reporting as of June 30, 2010. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        The material weaknesses identified by management as of June 30, 2010 consisted of inadequate and ineffective controls over income tax accounting and disclosure and controls over the recognition of professional services revenue. As a result of these material weaknesses, our management concluded as of June 30, 2010 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

        We have been implementing and continue to implement remedial measures designed to address these material weaknesses. We cannot be certain that the measures we have taken are effective or will ensure that restatements will not occur in the future. If these remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. We restated our consolidated financial statements for each of the fiscal years from fiscal 2002 to fiscal 2007 and for the first quarter of fiscal 2008. Any future restatement of consolidated financial statements could place a significant strain on our internal resources and harm our operating results. Further, any additional or unremedied material weakness may preclude us from meeting our reporting obligations on a timely basis. We have previously not been in compliance with SEC reporting requirements and NASDAQ listing requirements. As a result of the restatements of our consolidated financial statements, we did not maintain our status as a timely filer with the SEC during the period from September 2007 to November 9, 2009 and from November 16, 2009 to December 21, 2009, and as a result our common stock was delisted from The NASDAQ Global Select Market in February 2008 and not relisted until February 2010. If we again fail to remain in compliance with SEC reporting requirements and NASDAQ continued listing requirements, there may be a material adverse effect on our business and the market for our common stock. If we were required to restate our consolidated financial statements, we could be subject to class action litigation and SEC proceedings and could incur monetary judgments, penalties or other sanctions that could adversely affect our financial condition and could cause our stock price to decline.

        Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our annual reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or additional restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Arbitration and litigation involving a former reseller in the Middle East may subject us to substantial damages and expenses.

        Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with AspenTech Middle East W.L.L., a Kuwaiti corporation (now known as Advanced Technology Middle East W.L.L.) that we refer to below as ATME. Under the reseller agreement, we had the right to terminate for, among other things, a material breach in the event of ATME's willful misconduct or fraud. Effective October 6, 2009, we terminated the reseller relationship for material breach by ATME, based on certain actions of ATME.

        On November 2, 2009, ATME commenced an action in the Queen's Bench Division (Commercial Court) of the High Court of Justice (England & Wales) captioned In The Matter Of An Intended Arbitration Between AspenTech Middle East W.L.L. and Aspen Technology, Inc., 2009 Folio 1436, seeking preliminary injunctive relief restraining us from taking any steps to impede ATME from serving as our exclusive reseller in the countries covered by the reseller agreement with ATME. We filed evidence in opposition to that request for relief on November 12, 2009. At a hearing on November 13, 2009, the court dismissed ATME's application for preliminary injunctive relief. The court sealed an Order to this effect on November 23, 2009, and further ordered that ATME pay our costs of claim.

        Relatedly, on November 11, 2009, we filed a request for arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of our agreement and that our termination of our agreement was lawful, and seeking damages for ATME's willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against us seeking a declaratory judgment that we unlawfully terminated our agreement with ATME and seeking damages for breach of contract by reason of our purported unlawful termination of our agreement. Our reply to those counterclaims was filed on December 18, 2009.

        We expect a determination to be made in the second half of fiscal 2011 with respect to the pending arbitration. However, we can provide no assurance as to the actual timing or outcome of the arbitration. In general, neither party will have the ability to appeal the determination reached. Regardless of the outcome, the proceedings may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement with ATME contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee is to be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of ATME, as well as ATME's actual financial performance. Based on the formula and the financial information provided to us by ATME, which we have not yet verified independently, a recent calculation based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement, no termination fee is owed on termination for material breach. If we are found to have breached the terms of our agreement with ATME, we could be found liable for the termination fee, the amount of which may be greater or less than the number indicated above. If we are found liable, we would incur damages that could have a material adverse effect on our cash flow and cash position.

        On March 11, 2010, a Kuwaiti entity (known as ATME Group and affiliated with ATME) filed a lawsuit in a Kuwaiti court naming as defendants ATME, us and a reseller newly appointed by us in Kuwait. In this lawsuit, ATME Group claims that it was an exclusive reseller for ATME in Kuwait and that it therefore is entitled to damages resulting from purported customer contracts in Kuwait.

Our operating results may suffer if customers in the energy, chemicals, engineering and construction, or pharmaceuticals industries experience an economic downturn or other adverse events.

        We derive a majority of our revenue from companies in the energy, chemicals, engineering and construction, and pharmaceutical industries. Accordingly, our future success depends upon the continued demand for process optimization software and related services by companies in these process industries. These industries are highly cyclical and highly reactive to the price of oil, as well as general economic conditions. Adverse changes in these industries could and have caused delays and reductions in information technology spending by our customers, which could lead to reductions, delays, postponements or cancellations of customer purchases of our products and services, particularly the aspenONE Manufacturing and Supply Chain suite, and in turn could negatively impact our operating results.

        Because of the nature of their products and manufacturing processes, companies in these process industries are subject to heightened risk of adverse or even catastrophic environmental, safety and health accidents or incidents, such as the recent oil spill in the U.S. Gulf of Mexico. Further, our customers are often subject to ever-changing standards and regulations, and the global nature of their operations can subject them to numerous regulatory regimes. Legislation or regulations regarding these areas may require us to make rapid changes in our products and services, and our inability to effect those changes could adversely impact our revenue, operating margins and other operating results. Any of the foregoing types of events that affects our customers may adversely impact their operations and information technology spending, which could have an adverse effect on our operating results.

        In addition, in the past, worldwide economic downturns and pricing pressures experienced by energy, chemical, pharmaceutical and other process industries have led to consolidations and reorganizations. These downturns, pricing pressures and reorganizations have caused delays and reductions in capital and operating expenditures by many of these companies. These delays and reductions have reduced demand for products and services like ours.

        In addition, as the global economy deteriorated in 2009, some of our customers elected to change from paying for term licenses upfront to paying in installments over the contract term, which deferred our receipt of cash from those customers. A recurrence of these industry patterns, including any recurrence that may occur in connection with current global economic events, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in these industries, could harm our operating results in the future. There is no assurance that customers may not seek bankruptcy or other similar relief from creditors, fail to pay amounts due to us, or pay those amounts more slowly, any of which could adversely affect our results of operations.

Unfavorable economic and market conditions or a lessening demand in the market for process optimization software could adversely affect our operating results.

        Our business is influenced by a range of factors that are beyond our control and difficult or impossible to predict. If the market for process optimization software grows more slowly than we anticipate, demand for our products and services could decline and our operating results could be impaired. Further, the state of the economy, which deteriorated in the recent broad recession, may deteriorate further in the future. Our operating results may be adversely affected by unfavorable global economic and market conditions as well as a lessening demand for process optimization software generally. Customer demand for our products is intrinsically linked to the strength of the economy. If weakness in the economies of the United States and other countries persists, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition or reduced use of our products by our customers. We will lose revenue if demand for our products is reduced because potential customers experience weak or deteriorating economic conditions, catastrophic environmental or other events and our business, results of operations, financial condition and cash flow from operations would likely be adversely affected.

The majority of our revenue and an increasing percentage of our operations are attributable to operations outside the United States, and our operating results therefore may be materially affected by the economic, political, regulatory and other risks of foreign operations.

        As of June 30, 2010, we had 26 offices in 22 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

        Customers outside the United States accounted for a significant amount of our total revenue in fiscal 2010, 2009 and 2008. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

  •
  unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers;

  •
  political and economic instability and possible nationalization of property by governments without compensation to the owners;

  •
  less effective protection of intellectual property;

  •
  requirements of foreign laws and other governmental controls;

  •
  difficulties and delays in translating products and product documentation into foreign languages;

  •
  difficulties and delays in negotiating software licenses compliant with accounting revenue recognition requirements in the United States;

  •
  difficulties in collecting trade accounts receivable in other countries;

  •
  adverse tax consequences; and

  •
  the challenges of handling legal disputes in foreign jurisdictions.

Competition from software offered by current competitors and new market entrants, as well as from internally developed solutions by our customers, could adversely affect our ability to sell our software products and related services and could result in pressure to price our products in a manner that reduces our margins.

        Our markets in general are highly competitive and differ among our principal product areas: engineering, manufacturing, and supply chain management. Our engineering software competes with products of businesses such as ABB Ltd., Chemstations, Inc., Honeywell International, Inc., Invensys plc, KBC Advanced Technologies plc, and Shell Global Solutions International BV. Our manufacturing software competes with products of companies such as ABB Ltd., Honeywell International, Inc., Invensys plc, OSIsoft, Inc., Rockwell Automation, Inc., Siemens AG and Yokogawa Electric Corporation. Our supply chain management software competes with products of companies such as JDA Software Group, Inc., Oracle Corporation and SAP AG. In addition, we face challenges in selling our solutions to large companies in the process industries that have internally developed their own proprietary software solutions.

        Many of our current and potential competitors have greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond more quickly to new technologies and may be able to undertake more extensive marketing campaigns. We believe they also have adopted and may continue to pursue more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. For example, some competitors may be able to initiate relationships through sales and installations of hardware and then seek to expand their customer relationships by offering process optimization software at a discount. In addition, many of our competitors have established, and may in the future continue to establish, cooperative relationships with third parties to improve their product offerings and to increase the availability of their products in the marketplace. Competitors with greater financial resources may make strategic acquisitions to increase their ability to gain market share or improve the quality or marketability of their products.

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

If we fail to develop new software products, enhance existing products and services, or penetrate new vertical markets, we will be unable to implement our growth strategy successfully and our business could be seriously harmed.

        The maintenance and extension of our market leadership and our future growth is largely dependent upon our ability to develop new software products that achieve market acceptance with acceptable operating margins. Enterprises are requiring their application software vendors to provide greater levels of functionality and broader product offerings. Moreover, our industry is characterized by rapidly changing technologies and evolving industry standards and operating platforms. Competitors continue to make rapid technological advances in computer hardware and software technology and frequently introduce new products, services and enhancements. We must continue to enhance our current product line and develop and introduce new products and services that keep pace with increasingly sophisticated customer requirements and the technological developments of our competitors. Our business and operating results could suffer if we cannot successfully respond to the technological advances of competitors, or if our new products or product enhancements and services do not achieve market acceptance.

        Under our business plan, we are implementing a product strategy that unifies our software solutions under the aspenONE brand with differentiated aspenONE vertical solutions targeted at specific process industry segments. We cannot assure you that our product strategy will result in products that will meet market needs and achieve significant market acceptance. If we fail to introduce new products that meet the demands of our customers or our target markets, or if we fail to penetrate new vertical markets in the process industries, our revenue will likely grow at a slower rate than we anticipate and our financial condition could suffer.

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

  •
  increased insurance costs.

Defects and errors in our software products could result in claims for substantial damages against us.

We are subject to a number of lawsuits and disputes arising out of the conduct of our business.

        We are subject to a number of lawsuits and disputes arising out of the conduct of our business. Resolution of these matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in litigation and other proceedings. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows and financial condition.

        In March 2006, we settled class action litigation, including related derivative claims, arising out of our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. Certain members of the class (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period) opted out of the settlement and had the right to bring their own state or federal law claims against us, referred to as "opt-out" claims. Opt-out claims were filed on behalf of the holders of approximately 1.1 million of such shares. One of these actions was settled and three were dismissed. The claims in the remaining actions (described below) include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action.

  •
  Herbert G. and Eunice E. Blecker, et al. v. Aspen Technology, Inc., et al., filed in June 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1, was an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed in July 2008, and a non-jury trial was conducted in November 2009. In January 2010, the court issued its order granting judgment in our favor and dismissing the case. In February 2010, the plaintiffs filed a notice of appeal of the judgment.

  •
  380544 Canada, Inc., et al. v. Aspen Technology, Inc., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is in process. The claims in the 380544 Canada action are for damages totaling at least $4.0 million, not including claims for attorneys' fees. We plan to defend the 380544 Canada action vigorously.

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

We may be subject to significant expenses and damages because of pending liability claims and other claims related to our products and services.

        The sale and implementation of certain of our software products and services, particularly in the areas of advanced process control and supply chain management, entail the risk of product liability claims and associated damages. Our software products and services are often integrated with our customers' networks and software applications and are used in the design, operation and management of manufacturing and supply chain processes at large facilities, often for mission critical applications.

        Any errors, defects, performance problems or other failures of our software could result in significant liability to us for damages or for violations of environmental, safety and other laws and regulations. Our software products and implementation services could give rise to warranty and other claims. We are unable to determine whether resolution of any of these matters will have a material adverse impact on our financial position, cash flows or results of operations, or, in many cases, reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters.

        Our agreements with customers generally contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions in our agreements may not be effective as a result of federal, foreign, state or local laws or ordinances or unfavorable judicial decisions. A substantial product liability judgment against us could materially and adversely harm our operating results and financial condition. Even if our software is not at fault, a product liability claim brought against us could be time-consuming, costly to defend and harmful to our operations.

Implementation of some of our products can be difficult and time-consuming, and customers may be unable to implement those products successfully or otherwise achieve all of the potential benefits of the products.

        Some of our scheduling, production management and execution, and supply chain products must integrate with the existing computer systems and software programs of our customers. This process can be complex, time-consuming and expensive. As a result, some customers may have difficulty in implementing those products or be unable to implement them successfully or otherwise achieve the products' potential benefits. Delayed or ineffective implementation of those software products or related services may limit our revenue or may result in customer dissatisfaction, harm to our reputation and customer unwillingness to pay the fees associated with these products.

We may suffer losses on fixed-price professional service engagements.

        We undertake a portion of our professional service engagements on a fixed-price basis. Under these types of engagements, we bear the risk of cost overruns and inflation. In the past we have experienced cost overruns, which on occasion have been significant. Should the number of our fixed-price engagements increase in the future, we may experience additional cost overruns that could have a pronounced impact on our operating results.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and operating results.

        In fiscal 2010, 24% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. Over recent months, the value of foreign currencies against the U.S. dollar has fluctuated dramatically. Since late fiscal 2008, we have not entered into derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

If we fail to comply or are deemed to have failed to comply, with our ongoing Federal Trade Commission, or FTC, consent decree, our business may suffer.

        In December 2004, we entered into a consent decree with the FTC with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In July 2009, we announced that the FTC closed an investigation relating to the alleged violations of the decree, and issued an order modifying the consent decree, which became final in August 2009. We are subject to ongoing compliance obligations under the FTC consent decree. There is no assurance that the actions required by the FTC's modified order and related settlement with Honeywell will not require significant attention and resources of management, which could have a material adverse effect on our business. Further, if we fail to comply, or are deemed to have failed to comply, with such consent decree, our business may suffer.

We may not be able to protect our intellectual property rights, which could make us less competitive and cause us to lose market share.

        We regard our software as proprietary. Our strategy is to rely on a combination of copyright, patent, trademark and trade secret laws in the United States and other jurisdictions, and to rely on license and confidentiality agreements and software security measures to further protect our proprietary technology and brand. We have obtained or applied for patent protection with respect to some of our intellectual property, but generally do not rely on patents as a principal means of protecting our intellectual property. We have registered or applied to register some of our trademarks in the United States and in selected other countries. We generally enter into non-disclosure agreements with our employees and customers, and historically have restricted third-party access to our software source code and licenses, which we regard as proprietary information. In certain cases, we have provided copies of source code to customers for the purpose of special product customization or have deposited copies of the source code in third-party escrow accounts as security for ongoing service and license obligations. In these cases, we rely on non-disclosure and other contractual provisions to protect our proprietary rights.

        The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of our technology or independent development by others of technologies that are substantially equivalent or superior to our technology. Our intellectual property rights may expire or be challenged, invalidated or infringed upon by third parties or we may be unable to maintain, renew or enter into new licenses on commercially reasonable terms. Any misappropriation of our technology or development of competitive technologies could harm our business and could diminish or cause us to lose the competitive advantages associated with our proprietary technology, and could subject us to substantial costs in protecting and enforcing our intellectual property rights and/or temporarily or permanently disrupt our sales and marketing of the affected products or services. The laws of some countries in which our products are licensed do not protect our intellectual property rights to the same extent as the laws of the United States. Moreover, in some non-U.S. countries, laws affecting intellectual property rights are uncertain in their application, which can affect the scope of enforceability of our intellectual property rights.

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

        Claims of alleged infringement may have a material adverse effect on our business and may discourage potential customers from doing business with us on acceptable terms, if at all. Defending against claims of infringement may be time-consuming and may result in substantial costs and diversion of resources, including our management's attention to our business. Furthermore, a party making an infringement claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software or require that we re-engineer some or all of our products. Claims of intellectual property infringement also might require us to enter costly royalty or license agreements. We may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Our business, operating results and financial condition could be harmed significantly if any of these events occurred, and the price of our common stock could be adversely affected. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. Although we carry general liability insurance, our current insurance coverage may not apply to, and likely would not protect us from, liability that may be imposed under any of the types of claims described above.

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

        We expect that our current cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next twelve months. We may need to obtain additional financing thereafter or earlier, however, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenue, fewer sales of installment receivable contracts, unanticipated expenses or other unforeseen difficulties.

        Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance, the quality of our receivables, and the availability of capital in the credit markets. These factors may make the timing, amount, terms and conditions of any financing unattractive. If adequate funds are not available, or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, reduce or defer our development activities or delay our introduction of new products and services.

        Any additional capital raised through the sale of equity or convertible debt securities may dilute the existing stockholder percentage ownership of our common stock. Furthermore, any new securities we issue may have rights, preferences and privileges superior to our common stock. Capital raised through debt financings may require us to make periodic interest and principal payments and may impose potentially restrictive covenants on the conduct of our business.

Risks Related to Our Common Stock

Our stock price may be adversely affected as more shares of our common stock become available for resale upon, or following, our currently proposed secondary public offering.

        On July 30, 2010, we filed with the SEC a registration statement on Form S-1 for a proposed offering of 15,000,000 shares of our common stock by several funds managed by Advent International Corporation, which we refer to collectively as the Advent-managed funds. The Form S-1 also registered 2,250,000 shares that would be subject to an over-allotment option to be granted by the Advent-managed funds to the underwriters of the offering. The number of shares offered could be increased or decreased at the election of the Advent-managed funds. In any event, we would not receive any proceeds from the secondary offering. If the secondary offering is completed, there may be negative pressure on our stock price as more shares of our common stock become available for resale.

        In addition, other shares of our common stock held by the Advent-managed funds and not included in the offering will be eligible for resale in the public market, subject to volume limitations pursuant to Rule 144 under the Securities Act, although each of the Advent-managed funds has agreed to certain restrictions on transfers of our common stock during the 90-day period following the date of the final prospectus for the proposed offering, except with the prior written consent of the lead managing underwriters of the offering. We previously granted to the the Advent-managed funds rights to require that we register up to all of those shares under the Securities Act, although the Advent-managed funds will not be able to request a registration in connection with an additional underwritten public offering for a period of 18 months following completion of the offering. Sales by the Advent-managed funds, or other holders of a large number of our shares, of substantial amounts of our common stock in the public market after the completion of the offering, or the perception that those sales could occur, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock. Further, if a large number of shares of our common stock are sold in the public market after they become eligible for sale as a result of the offering, these sales could reduce the trading price of our common stock.

Regardless of whether our currently proposed secondary public offering is completed, funds managed by Advent International Corporation will own a substantial portion of our capital stock and may have significant influence over our affairs.

        As of August 16, 2010, the Advent-managed funds collectively owned 29,512,336 shares, or 31.8%, of our outstanding common stock. If the proposed secondary offering of our common stock is completed pursuant to the registration statement on Form S-1 we filed with the SEC on July 30, 2010, the Advent-managed funds would continue to own 14,512,336 shares, or 15.6%, of our outstanding common stock, based upon shares outstanding as of August 16, 2010 and assuming no exercise of the over-allotment option to be granted to the underwriters of the offering. In addition, two of our seven current directors previously were elected by the Advent-managed funds in their prior capacities as holders of shares of our Series D-1 convertible preferred stock. As a result, the Advent-managed funds may exercise significant influence over corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

  •
  any amendment of our charter or bylaws;

  •
  the approval of some mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

  •
  the defeat of any non-negotiated takeover attempt that might otherwise benefit the other stockholders.

Our common stock may experience substantial price and volume fluctuations.

        The equity markets have from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, and those fluctuations often have been unrelated to the operating performance of particular companies. In addition, factors such our new aspenONE licensing model, our financial performance, announcements of technological innovations or new products by us or our competitors, and market conditions in the computer software or hardware industries, may have a significant impact on the market price of our common stock.

        In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against that company. This type of litigation against us could result in substantial liability and costs and divert management's attention and resources.

Our corporate documents and provisions of Delaware law may prevent a change in control or management that stockholders may consider desirable.

        Section 203 of the Delaware General Corporation Law, our charter and our by-laws contain provisions that might enable our management to resist a takeover of our company. These provisions include:

  •
  limitations on the removal of directors;

  •
  a classified board of directors, so that not all members of the board are elected at one time;

  •
  advance notice requirements for stockholder proposals and nominations;

  •
  the inability of stockholders to act by written consent or to call special meetings;

  •
  the ability of the board to make, alter or repeal our by-laws; and

  •
  the ability of the board to designate the terms of and issue new series of preferred stock without stockholder approval.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal executive offices are located in leased facilities in Burlington, Massachusetts, consisting of approximately 75,000 square feet of office space. Our lease expires in February 2015. These facilities accommodate our product development, sales, marketing, operations and finance and administrative activities. Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each at 95% of the then-current market rate. As of June 30, 2010, under the lease, we had total non-cancelable lease obligations of $9.4 million. We also will pay additional rent for our proportionate share of operating costs and taxes.

        Prior to September 1, 2007, our principal offices occupied 110,843 square feet of office space in Cambridge, Massachusetts. The lease of this office space expires on September 30, 2012. As of June 30, 2010, we had multiple agreements, which expire through 2012, to sublease 95,093 square feet of this former office space. We also lease space for our Houston, Texas facilities. This lease encompasses 76,315 square feet and expires in July 2016. We have an agreement, which expires in 2016, to sublease approximately 8,000 square feet of this space. In addition to these two facilities, we also lease office space in Shanghai, China; Reading, England; and other locations.

        We do not own any real property. We believe that our leased facilities are adequate for our anticipated future needs.

Item 3.    Legal Proceedings.

ATME Arbitration and Litigation

        Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with AspenTech Middle East W.L.L., a Kuwaiti corporation (now known as Advanced Technology Middle East W.L.L.) that we refer to below as ATME. Under the reseller agreement, we had the right to terminate for, among other things, a material breach in the event of ATME's willful misconduct or fraud. Effective October 6, 2009, we terminated the reseller relationship for material breach by ATME based on certain actions of ATME.

        On November 2, 2009, ATME commenced an action in the Queen's Bench Division (Commercial Court) of the High Court of Justice (England & Wales) captioned In The Matter Of An Intended Arbitration Between AspenTech Middle East W.L.L. and Aspen Technology, Inc., 2009 Folio 1436, seeking preliminary injunctive relief restraining us from taking any steps to impede ATME from serving as our exclusive reseller in the countries covered by the reseller agreement with ATME. We filed evidence in opposition to that request for relief on November 12, 2009. At a hearing on November 13, 2009, the court dismissed ATME's application for preliminary injunctive relief. The court sealed an Order to this effect on November 23, 2009, and further ordered that ATME pay our costs of claim.

        Relatedly, on November 11, 2009, we filed a request for arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of our agreement and that our termination of our agreement was lawful, and seeking damages for ATME's willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against us seeking a declaratory judgment that we unlawfully terminated our agreement with ATME and seeking damages for breach of contract by reason of our purported unlawful termination of our agreement. Our reply to those counterclaims was filed on December 18, 2009.

        We expect a determination to be made in the second half of fiscal 2011 with respect to the pending arbitration. However, we can provide no assurance as to the actual timing or outcome of the arbitration. In general, neither party will have the ability to appeal the determination reached.

Regardless of the outcome, the proceedings may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement with ATME contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee is to be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of ATME, as well as ATME's actual financial performance. Based on the formula and the financial information provided to us by ATME, which we have not yet verified independently, a recent calculation based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement, no termination fee is owed on termination for material breach. If we are found to have breached the terms of our agreement with ATME, we could be liable for the termination fee, the amount of which may be greater or less than the number indicated above. If we are found liable, we would incur damages that could have a material adverse effect on our cash flow and cash position. We intend to pursue our claims against ATME, and to defend the counterclaim by ATME, vigorously.

        On March 11, 2010, a Kuwaiti entity (known as ATME Group and affiliated with ATME) filed a lawsuit in a Kuwaiti court naming as defendants ATME, us and a reseller newly appointed by us in Kuwait. In this lawsuit, ATME Group claims that it was an exclusive reseller for ATME in Kuwait and that it therefore is entitled to damages resulting from purported customer contracts in Kuwait. We intend to defend this action vigorously.

Class Action and Opt-out Claims

        In March 2006, we settled class action litigation, including related derivative claims, arising out of our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. Certain members of the class (representing 1,457,969 shares of common stock (or less than 1% of the shares putatively purchased during the class action period)) opted out of the settlement and had the right to bring their own state or federal law claims against us, referred to as "opt-out" claims. Opt-out claims were filed on behalf of the holders of approximately 1.1 million of such shares. One of these actions was settled and three were dismissed. The claims in the remaining actions (described below) include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action.

  •
  Herbert G. and Eunice E. Blecker, et al. v. Aspen Technology, Inc., et al., filed in June 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1, was an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed in July 2008, and a non-jury trial was conducted in November 2009. In January 2010, the court issued its order granting judgment in our favor and dismissing the case. In February 2010, the plaintiffs filed a notice of appeal of the judgment. We intend to continue to defend this action vigorously.

  •
  380544 Canada, Inc., et al. v. Aspen Technology, Inc., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is in process. The claims in the 380544 Canada action are for damages totaling at least $4.0 million, not including claims for attorneys' fees. We plan to defend the 380544 Canada action vigorously.

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

Other Proceedings

        In the ordinary course of business, we are also from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors.

        While the outcome of these proceedings and claims identified above cannot be predicted with certainty, there are no other matters, as of June 30, 2010, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    [Removed and Reserved.]

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock currently trades on The NASDAQ Global Select Market under the symbol "AZPN." Our common stock was traded on The NASDAQ Global Select Market (and its predecessors, the NASDAQ National Market and NASDAQ Global Market) from our initial public offering in 1994 through February 18, 2008, and then was quoted on the over the counter Pink OTC Markets under the symbol "AZPN.PK" until being relisted on The NASDAQ Global Select Market on February 10, 2010. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by The NASDAQ Global Select Market or the Pink OTC Markets, as applicable:

	Low	High
Fiscal 2010
Quarter ended June 30, 2010	$9.52	$12.01
Quarter ended March 31, 2010	8.32	10.59
Quarter ended December 31, 2009	9.20	10.89
Quarter ended September 30, 2009	8.55	10.75
Fiscal 2009
Quarter ended June 30, 2009	$6.00	$9.60
Quarter ended March 31, 2009	5.50	8.25
Quarter ended December 31, 2008	5.10	13.00
Quarter ended September 30, 2008	11.45	15.10

Holders

        On August 16, 2010, there were 784 holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or "street name" accounts through brokers.

Dividends

        We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings, if any, to finance the development and growth of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of the board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as the board of directors may deem relevant. In addition, under the terms of our credit facility, we may not declare or pay any cash dividends on our common stock without the prior approval of our lender, Silicon Valley Bank.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2010:

	Equity Compensation Plan Information
	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	7,538,773	$7.34	8,348,803
Equity compensation plans not approved by security holders	—	—	—

Total	7,538,773	$7.34	8,348,803

        Equity compensation plans approved by security holders consist of our 2001 stock option plan, our 2005 stock incentive plan and our 2010 equity incentive plan.

        The securities remaining available for future issuance under equity compensation plans approved by our security holders as of June 30, 2010 consisted of:

  •
  321,425 shares of common stock issuable under our 2001 stock option plan;

  •
  1,027,378 shares of common stock issuable under our 2005 stock incentive plan; and

  •
  7,000,000 shares of common stock issuable under our 2010 equity incentive plan.

        Each of the options issuable under the 2001 stock option plan has a term of ten years. Options issuable under the 2005 stock incentive plan have a maximum term of seven years. Options issuable under the 2010 equity incentive plan have a maximum term of ten years.

Stockholder Return Comparison

        The information included in this section is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act or to the liabilities of Section 18 of the Securities Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Securities Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

        The graph below compares the total stockholder return on our common stock for the last five fiscal years with the total return on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index for the same period, in each case assuming the investment of $100 on June 30, 2005 through June 30, 2010 and the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aspen Technology, Inc., the NASDAQ Composite Index
and the NASDAQ Computer & Data Processing Index

*
$100 invested on 6/30/05 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	June 30,
	2005	2006	2007	2008	2009	2010
Aspen Technology, Inc.	$100.00	$252.31	$269.23	$255.77	$164.04	$209.42
NASDAQ Composite	100.00	107.08	130.99	114.02	90.79	105.54
NASDAQ Computer & Data Processing	100.00	103.51	129.01	120.59	104.61	112.36

Item 6.    Selected Financial Data.

        The following table presents selected consolidated financial and other data for Aspen Technology, Inc. The consolidated statement of operations data set forth below for fiscal 2010, 2009, and 2008, and the consolidated balance sheet data as of June 30, 2010, and 2009, are derived from our consolidated financial statements included beginning on page F-1 of this Form 10-K. The consolidated statement of operations data for fiscal 2007 and 2006 and the consolidated balance sheet data as of June 30, 2008, 2007, and 2006 are derived from our consolidated financial statements that are not included in this Form 10-K. The data presented below should be read in conjunction with our consolidated financial statements and accompanying notes beginning on page F-1 and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenue:
Subscription	$11,071	$—	$—	$—	$—
Software	42,920	179,591	168,404	199,761	153,730

Total subscription and software(1)	53,991	179,591	168,404	199,761	153,730
Services and other	112,353	131,989	143,209	141,268	140,686

Total revenue	166,344	311,580	311,613	341,029	294,416

Cost of revenue:
Subscription and software	6,437	12,409	15,916	21,134	25,364
Services and other	59,673	63,411	69,077	72,426	72,690

Total cost of revenue	66,110	75,820	84,993	93,560	98,054

Gross profit	100,234	235,760	226,620	247,469	196,362

Operating expenses:
Selling and marketing(2)	97,002	84,126	94,965	88,694	79,283
Research and development(2)	48,228	46,375	49,899	47,396	49,544
General and administrative(2)	63,246	58,256	54,496	51,342	44,708
Restructuring charges	1,128	2,446	8,623	4,634	3,993
Impairment of goodwill and intangible assets	—	623	—	—	—

Total operating expenses	209,604	191,826	207,983	192,066	177,528

(Loss) income from operations	(109,370)	43,934	18,637	55,403	18,834

Interest income	19,324	22,698	23,784	21,909	19,978
Interest expense	(8,455)	(10,516)	(17,783)	(18,613)	(19,532)
Other (expense) income, net	(2,407)	(1,824)	3,386	(734)	(2,874)

(Loss) income before income taxes	(100,908)	54,292	28,024	57,965	16,406
Provision for income taxes	(6,537)	(1,368)	(3,078)	(12,447)	(9,941)

Net (loss) income	(107,445)	52,924	24,946	45,518	6,465
Accretion of preferred stock discount and dividends	—	—	—	(7,290)	(15,383)

Net (loss) income	$(107,445)	$52,924	$24,946	$38,228	$(8,918)

(Loss) earnings per common share:
Basic	$(1.18)	$0.59	$0.28	$0.54	$(0.20)
Diluted	$(1.18)	$0.57	$0.27	$0.50	$(0.20)
Weighted average shares outstanding:
Basic	91,247	90,053	89,640	70,879	44,627
Diluted	91,247	92,578	94,092	91,869	44,627

(1)
In July 2009 we introduced our aspenONE licensing model under which license revenue is recognized over the term of a license contract. We previously recognized a substantial majority of our license revenue upfront, upon shipment of software. See "Item 7. Management's Discussion and Analysis and Results of Operations—Transition to New aspenONE Licensing Model."

(2)
Certain costs previously recorded as selling and marketing expense in fiscal 2009, 2008, 2007 and 2006 have been reclassified to research and development expense and general and administrative expense, as described in note 2(y) to the consolidated financial statements beginning on page F-1.

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$124,945	$122,213	$134,048	$132,267	$86,272
Working capital	94,466	97,914	116,307	53,019	10,440
Accounts receivable, net	31,738	49,882	86,870	47,200	48,332
Installments receivable, net	128,598	177,921	134,290	42,827	47,410
Collateralized receivables, net	51,430	96,366	135,349	245,076	211,262
Total deferred revenue	87,279	78,871	106,905	67,106	60,141
Total secured borrowings	76,135	112,096	147,207	206,150	182,404
Redeemable convertible preferred stock	—	—	—	—	125,475
Total stockholders' equity (deficit)	140,970	229,410	172,813	137,206	(22,602)

        Following the introduction of our new aspenONE licensing model, management focuses on certain metrics, including the key metrics set forth below, to assist in operating and assessing our business. We believe these metrics are useful to investors in evaluating our operating performance following the introduction of our new licensing model. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with U.S. generally accepted accounting principles or GAAP, including net cash provided by operating activities, which is the GAAP financial measure most directly comparable to free cash flow. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics."

	June 30,
	2010	2009
	(In billions)
Total Term Contract Value Data(1)
Total term contract value (TCV)	$1.2	$1.0

(1)
Software maintenance and support, or SMS, was not included as part of our term license arrangements prior to fiscal 2010, and no SMS was included in estimated TCV as of June 30, 2009. For comparability purposes, we estimated "license-only" TCV growth for fiscal 2010 by removing the SMS portion of TCV as of June 30, 2010. On this comparable "license-only" basis, we estimate that TCV grew by approximately 10% during fiscal 2010. Overall, we estimate that TCV, with SMS included as of June 30, 2010, increased by approximately 17% during fiscal 2010.

		Three Months Ended
	Year ended June 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	(In thousands)
Bookings Data
Bookings	$365,948	$137,750	$93,916	$95,255	$39,027

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(In thousands)
Future Cash Collections and Billings Backlog Data
Billings backlog	$389,354	$270,293	$206,499	$128,252	$100,499
Accounts receivable, net	31,738	28,612	35,507	36,568	49,882
Installments receivable, undiscounted (non-GAAP)(1)	147,315	167,643	180,671	197,053	208,204
Collateralized receivables, undiscounted (non-GAAP)(1)	56,461	70,068	88,722	103,072	107,750

Future cash collections	$624,868	$536,616	$511,399	$464,945	$466,335

(1)
Excludes unamortized discount. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Future Cash Collections and Billings Backlog."

	Year Ended June 30,
	2010	2009	2008
	(In thousands)
Adjusted Total Costs Data
Total cost of revenue	$66,110	$75,820	$84,993
Total operating expenses	209,604	191,826	207,983

Total expenses	275,714	267,646	292,976
Less:
Stock-based compensation	(15,260)	(4,670)	(10,600)

Adjusted total costs (non-GAAP)	$260,454	$262,976	$282,376

	Year Ended June 30,
	2010	2009	2008
	(In thousands)
Consolidated Statements of Cash Flows and Free Cash Flow Data
Net cash provided by operating activities	$38,622	$33,032	$71,464
Purchase of property, equipment and leasehold improvements	(2,652)	(2,972)	(9,424)
Capitalized computer software development costs	(699)	(2,382)	(780)

Free cash flow (non-GAAP)	$35,271	$27,678	$61,260

For these purposes:

  •
  Total term contract value, or TCV, is an estimate of the renewal value, as of a specific date, of our active portfolio of term license agreements. TCV is calculated by multiplying the terminal annual payment for each active term license agreement by the original length of the existing license term, and then aggregating this amount for all active term license agreements. TCV includes the value of SMS for license agreements under our new aspenONE licensing model, in which SMS is committed for the entire license term. TCV does not include any amounts for perpetual licenses, professional services, training or standalone renewal SMS.

  •
  Bookings represent the amount of contractually committed subscription and software fees, including any bundled software maintenance and support or SMS. Bookings do not include (a) the amount of fees for professional services, training and standalone renewal SMS or (b) the amount of subscription and software fees remaining under existing license agreements that are replaced prior to the scheduled expiration date.

  •
  Billings backlog represents the aggregate value of uninvoiced bookings from prior and current periods. Billings backlog is not reflected on our consolidated balance sheets.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion in conjunction with our consolidated financial statements and related notes beginning on page F-1. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should read "Item 1A. Risk Factors" for a discussion of important factors that could cause our actual results to differ materially from our expectations.

        Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2010" refers to the year ended June 30, 2010).

Business Overview

        We are a leading global provider of mission-critical process optimization software solutions, which are designed to manage and optimize plant and process design, operational performance, and supply chain planning. Our aspenONE software and related services have been developed specifically for companies in the process industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements.

        We have more than 1,500 customers globally. Our customers include manufacturers in process industries such as energy, chemicals, pharmaceuticals, consumer packaged goods, power, metals and mining, pulp and paper, and biofuels, as well as engineering and construction firms that help design process manufacturing plants. As of June 30, 2010, our installed base included 19 of the 20 largest petroleum companies, all of the 20 largest chemical companies, and 15 of the 20 largest pharmaceutical companies. Customers outside the United States accounted for a majority of our total revenue in each of fiscal 2010, 2009 and 2008, and no single customer represented 10% or more of our total revenue in fiscal 2010, 2009 or 2008.

Transition to New aspenONE Licensing Model

        Prior to fiscal 2010, we offered term or perpetual licenses to specific aspenONE products or specifically defined sets of aspenONE products, which we refer to as point products. The majority of our license revenue was recognized under an "upfront revenue model," in which the net present value of the aggregate license fees was recognized as revenue upon shipment of the point products. We typically invoiced customers annually and recorded the net present value of uninvoiced payments as installments receivable. Customers typically received one year of SMS bundled with their license agreements and then could elect to renew SMS annually. Revenue from SMS was recognized ratably over the period during which the SMS was delivered.

        On July 1, 2009, we began offering our aspenONE software under a new term licensing model, under which a customer can access all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). During the license term, a customer is entitled to receive SMS as well as any software products and upgrades introduced into the licensed suite. Revenue is recognized over the term of a license agreement on a subscription basis. We typically issue invoices annually, and we record each invoiced payment as deferred revenue and then recognize revenue from that payment over the applicable period. We also continue to offer our customers the ability to license point products, which in July 2009, we began licensing with SMS bundled for the entire term. Revenue is recognized on these arrangements over the contract term, as payments become due. Uninvoiced payments are not recorded on our consolidated balance sheet.

        Our new aspenONE licensing model has not changed the method or timing of our customer billing or cash collections. Consequently, we do not expect any material change to net cash provided by operating activities as a result of the transition to our new licensing model. The principal accounting implications of the change in our licensing model are as follows:

  •
  The majority of our license revenue is no longer recognized on an upfront basis. As the result of the transition to our new aspenONE licensing model, our license revenue for fiscal 2010 was significantly less than the level achieved in the preceding fiscal years. We expect that our license revenue will increase as customers renew their licensing arrangements under our new licensing model. We do not expect to recognize levels of revenue comparable to prior fiscal years unless and until a significant majority of our existing license agreements have been renewed under our new licensing model. Because the timing of our incurrence of operating costs has not changed, the lower levels of revenue expected over the next few years will result in significant operating and net losses.

  •
  The amount of our installments receivable will decrease over time, as license agreements executed under our upfront revenue model reach the end of their terms.

  •
  The amount of our deferred revenue will increase over time, as installments for license transactions executed under our new licensing model are deferred and recognized on a subscription basis. We will not, however, realize a significant increase in deferred revenue until a substantial portion of the license agreements previously executed under our upfront revenue model has been renewed under our new licensing model.

        For additional information about the recognition of revenue under the upfront revenue model and our new aspenONE licensing model, see "—Revenue." Because of the accounting implications of our new aspenONE licensing model, we believe that, for the next several years, a number of performance indicators based on U.S. generally accepted accounting principles, or GAAP, will be of limited value in assessing our performance, growth and financial condition. Accordingly, we are focusing on a number of other business metrics, including those described under "—Key Business Metrics."

Revenue

        We generate revenue primarily from the following sources:

  •
  Software licenses.  We provide integrated process optimization software solutions designed specifically for the process industries. We license our software products on a term or perpetual basis, and we offer extended payment options for our term license agreements that generally require annual payments.

  •
  SMS.  Our SMS business consists primarily of providing customer technical support and access to software fixes and upgrades. We provide customer technical support services throughout the world by our three global call centers as well as via email and through our support website.

  •
  Professional services.  We offer professional services that include implementing and integrating our software applications. Customers who use our professional services typically engage us to provide those services over periods of up to 24 months. We charge customers for professional services on a time-and-materials or fixed-price basis.

        Before we can recognize revenue, the following four basic criteria generally must be met:

  •
  Persuasive evidence of an arrangement—As evidence of the existence of an arrangement, we use a contract signed by the customer for software licenses and SMS and we use a signed contract and a statement of work for professional services.

  •
  Delivery of product—Software and the corresponding access keys are generally delivered to customers via disk media with standard shipping terms of free carrier, our warehouse. Our software license agreements do not contain conditions for acceptance.

  •
  Fee is fixed or determinable—We assess whether a fee is fixed or determinable at the outset of the arrangement. In addition, we assess whether contract modifications to an existing term arrangement constitute a concession. Our software license agreements do not include a right of return or exchange.

  •
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

        We have established vendor-specific objective evidence, or VSOE, of fair value for SMS and professional services, but not for our software products. Our VSOE determination is based upon the price charged to similarly situated customers when the elements are sold separately. We allocate the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual and term licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. If VSOE does not exist for an undelivered element in an arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier.

Software License Revenue

  Upfront Revenue Model

        Prior to fiscal 2010, we generally licensed point products pursuant to term or perpetual license agreements with contractual provisions intended to result in the "upfront" recognition of license revenue upon delivery of the point products, regardless of whether payment was made in period installments or at the outset of the arrangement. Under our upfront revenue model, we typically were able to demonstrate that the license fees were fixed or determinable for all arrangements, including those for term licenses containing extended payment terms, and we had an established history of collecting under the terms of these agreements without providing concessions to customers. A portion of the license fees generally was recorded as deferred revenue due to the inclusion of an undelivered element, SMS, and the amount of revenue allocated to SMS was based on the VSOE of fair value for SMS using the residual method. The net present value of the residual license fees typically was recognized upon delivery of the software.

        License revenue recognized under the upfront revenue model upon the delivery of the licensed software (that is, both term and perpetual license agreements) typically is reported as software revenue in the consolidated statements of operations.

  New aspenONE Licensing Model

        In July 2009, we began offering our new aspenONE licensing model, which provides customers with access to all products within the aspenONE suite or suites they license rather than to only those point products the customers license. During the term of a license agreement, a customer is entitled to receive SMS as well as any software products and upgrades that may be introduced into the licensed suite. For purposes of recognizing revenue, the license fees under these agreements are not fixed or determinable, because the agreements provide rights to future unspecified software products for no additional fee and therefore the economics of the arrangements are not comparable to our historical transactions with customers under the upfront revenue model. As a result, the amount of revenue recognized is limited to the amount of customer payments currently due, which generally results in license revenue being recognized over the term of the agreement on a subscription basis, beginning when the first payment is due, which typically is 30 days after execution of the agreement.

        We also offer our customers the ability to license point products. In July 2009 we began licensing point products on a term basis with SMS included for the full license term. Under these arrangements, license revenue cannot be recognized under the upfront revenue model, as the aggregate fees are not considered fixed or determinable because the agreements include SMS for the full term of the license and therefore the economics of the arrangements are not comparable to our historical transactions with customers under the upfront revenue model. License revenue for these arrangements generally will be recognized as payments become due over the term of the agreement.

        We generally do not intend to enter into new or renewal term contracts that will qualify for revenue recognition upfront, upon delivery of the licensed software. We may, however, do so on a limited basis, as follows:

  •
  The incremental revenue associated with amendments to existing term license agreements that was recognized under the upfront revenue model will continue to be accounted for on an upfront basis, provided all other revenue recognition requirements have been met. As customers increasingly transition to our new aspenONE licensing model, we expect that there will come a time at which we will be unable to support VSOE of fair value of SMS in our new point product arrangements based on our legacy term license SMS renewals and we therefore will be required to recognize all revenue related to the license component on our point product arrangements ratably, on a subscription basis.

  •
  We expect that occasionally a customer will prefer to license point products under terms providing for payment in full at the outset of the arrangement. In this case, all of the license revenue generally will be recognized upon delivery of the software products using the residual method.

  •
  We also anticipate that occasionally a customer may wish to license point products on a perpetual basis. If we agree to enter into a perpetual license agreement, the customer will not be entitled to receive software products that may be introduced and will receive SMS for only one year, subject to annual renewal at the election of the customer. Accordingly, we expect that the license fees for perpetual license agreements typically will continue to be recognized upon delivery of the software products using the residual method.

We do not anticipate that any of the foregoing arrangements will generate a significant portion of our license revenue in the future.

        License and SMS revenue for arrangements sold under our new aspenONE licensing model are combined and presented together as subscription revenue in the consolidated statements of operations. License revenue from point product licenses with SMS bundled for the entire license term is reported as software revenue in the consolidated statements of operations. The revenue related to the SMS component of point product licenses for which we have established VSOE is reported in services and other revenue in the consolidated statements of operations.

SMS

  Upfront Revenue Model

        Prior to fiscal 2010, SMS typically was bundled with the license agreement for the initial year of the license term and then could be renewed, typically on an annual basis, at the election of the customer. The fair value of SMS was deferred and subsequently recognized over the term of the SMS arrangement.

        Revenue recognized with respect to SMS sold under the upfront model is reported as services and other revenue in the consolidated statements of operations.

  New aspenONE Licensing Model

        Since July 2009, license agreements executed under our new aspenONE licensing model or for point products include SMS bundled for the entire license term. The SMS revenue is recognized over the license term.

        For arrangements sold under the new aspenONE licensing model, SMS revenue is combined with license revenue and reported as subscription revenue in the consolidated statements of operations. The revenue related to the SMS component of point product licenses for which we have established VSOE is reported in services and other revenue in the consolidated statements of operations.

Professional Services

        We provide professional services on a time-and-materials or fixed-price basis. We recognize professional services fees for time-and-materials contracts based upon hours worked and contractually agreed-upon hourly rates. We recognize revenue from fixed-price engagements using the proportional performance method, based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on standard rates, which vary by the consultant's professional level, plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. All project costs are expensed as incurred. Reimbursable amounts received from customers for out-of-pocket expenses are recorded as revenue.

  Upfront Revenue Model

        We generally recognize revenue from professional services as the services are performed, assuming all other revenue recognition criteria have been met. Under the upfront model, professional services arrangements sold as a single arrangement with, or in contemplation of, a new license agreement were generally recognized as revenue as the services were performed.

        Revenue recognized with respect to professional services is reported as services and other revenue in the consolidated statements of operations.

  New aspenONE Licensing Model

        Our practices and revenue recognition policies for professional services generally have not changed following our transition to our new aspenONE licensing model. In those circumstances in which committed professional services arrangements are sold as a single arrangement with, or in contemplation of, a new license agreement, revenue is deferred and recognized on a ratable basis over the license term.

        Revenue recognized with respect to professional services is reported as services and other revenue in the consolidated statements of operations.

Key Components of Operations

    Revenue

        Subscription Revenue.    Subscription revenue relates to the licensing of our products under our new aspenONE licensing model, where SMS is included for the entire term of the arrangement and the customer receives the right to unspecified future software products that may be introduced during the term of the arrangement for no additional fee. License and SMS revenue for arrangements sold under our new aspenONE licensing model are combined and presented together as subscription revenue in the consolidated statements of operations.

        Software Revenue.    Software revenue consists of all license transactions that do not contain rights to future unspecified software products for no additional fee. Specifically, software revenue includes:

  •
  license revenue recognized under the upfront revenue model upon the delivery of the licensed software (that is, both perpetual and term license agreements);

  •
  license revenue recognized over the term of the license agreements for term agreements, including point product licenses with SMS bundled for the entire license term, but excluding license revenue from license agreements executed under our new aspenONE licensing model, which is recorded as subscription revenue; and

  •
  other license revenue derived from transactions that are being recognized over time as the result of not previously meeting one or more of the requirements for recognition under the upfront revenue model.

        Services and Other Revenue.    Our services and other revenue consists primarily of revenue related to professional services, SMS (other than SMS bundled with license agreements executed under our new aspenONE licensing model, which is recorded as subscription revenue) and training. The amount and timing of this revenue depend on a number of factors, including:

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

    Cost of Revenue

        Cost of Subscription and Software.    The cost of subscription and software revenue consists of royalties, amortization of capitalized software costs, distributor fees, the costs of providing SMS related to our new aspenONE licensing model and costs related to delivery of software.

        Cost of Services and Other.    Our cost of services and other revenue consists primarily of personnel-related and external consultant costs associated with providing professional services, SMS on arrangements not licensed on a subscription basis and training to customers. The costs of providing SMS for our new aspenONE licensing model are included in cost of subscription and software.

    Operating Expenses

        Selling and Marketing Expense.    Selling expenses consist primarily of the personnel and travel expenses related to the effort expended to license our products and services to current and potential customers, as well as for overall management of customer relationships. Marketing expenses include expenses needed to promote our company and our products and to acquire market research and measure customer opinions to help us better understand our customers and their business needs.

        Research and Development Expense.    Research and development expenses primarily consist of personnel and external consultant expenses related to the creation of new products and to enhancements and engineering changes to existing products.

        General and Adminstrative Expense.    General and administrative expenses include the costs of corporate and support functions, such as executive leadership and administration groups, finance, legal, human resources and corporate communications, and other costs such as outside professional and consultant fees and provision for bad debts.

        Restructuring Charges.    Restructuring charges result from the closure or consolidation of our facilities, or from qualifying reductions in headcount.

    Other Income and Expenses

        Interest Income.    Interest income is recorded for the accretion of interest on the installment payments of our term software license contracts when revenue is recognized upfront at net present value, and to a lesser extent from the investment of cash balances in short-term instruments.

        Interest Expense.    Interest expense consists of charges primarily related to our secured borrowings. Secured borrowings are derived from our borrowing arrangements with unrelated financial institutions.

        Other Income (Expense), Net.    Other income (expense), net is comprised primarily of foreign currency exchange gains (losses) generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. We may enter into foreign currency forward contracts to attempt to minimize the adverse impact related to unfavorable exchange rate movements, although we have not done so since fiscal 2008. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment under the criteria of Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging. Therefore, any unrealized gains and losses on the foreign currency forward contracts, as well as the underlying transactions we are attempting to shield from exchange rate movements, are recognized as a component of other income (expense), net.

        Provision for Income Taxes.    Provision for income taxes is comprised of the taxes currently payable as a result of domestic and foreign operations and the net tax effects of book to tax timing differences. We record interest and penalties related to income tax matters as income tax expense. We expect the amount of income tax expense, if any, to vary each reporting period depending upon fluctuations in our taxable income and our availability of tax benefits from net loss carryforwards.

Key Business Metrics

    Background

        With the adoption of our new aspenONE licensing model, our revenue for fiscal 2010 was significantly less than in the preceding fiscal years. We expect that our revenue will increase as customers renew their licensing arrangements under our new licensing model. We do not expect to recognize levels of revenue comparable to prior fiscal years unless and until a significant majority of our existing license agreements have been renewed under our new licensing model. As a result, we believe that, for the next few years, a number of our performance indicators based on U.S. generally accepted accounting principles or GAAP, including revenue, gross profit, operating income (loss) and net income (loss), will be of limited value in assessing our performance, growth and financial condition. Accordingly, we instead are focusing on certain non-GAAP and other business metrics, including the key metrics set forth below, to track our business performance. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

        To supplement our statements of cash flows presented on a GAAP basis, we use the non-GAAP measure of free cash flow to analyze cash flows generated from our operations. Management believes that this financial measure is useful to investors because it permits investors to view our performance using the same tools that management uses to gauge progress in achieving our goals. We believe this measure is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives and it is also useful as the basis for comparing our performance with that of our competitors. To supplement our presentation of total cost of revenue and total operating costs presented on a GAAP basis, we use a non-GAAP measure of adjusted total costs, which excludes certain non-cash and non-recurring expenses. Management believes that this financial measure is useful to investors because it demonstrates our commitment to cost containment. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to total cost of revenue and total operating costs as a measure of our total costs.

    Total Term Contract Value

        Total term contract value, or TCV, is an estimate of the renewal value, as of a specific date, of our active portfolio of term license agreements. TCV is calculated by multiplying the terminal annual payment for each active term license agreement by the original length of the existing license term, and then aggregating this amount for all active term license agreements. Accordingly, TCV represents the full renewal value of all of our term license agreements under the hypothetical assumption that all of those agreements are simultaneously renewed for the identical license terms and at the same terminal annual payment amounts as the terminal payment of the original contract.

        TCV includes the value of SMS for any multi-year license agreements for which SMS is committed for the entire license term. TCV does not include any amounts for perpetual licenses, professional services, training or standalone renewal SMS. TCV is calculated using constant currency assumptions for agreements denominated in currencies other than U.S. dollars in order to remove the impact of currency fluctuations between comparison dates.

        We believe TCV is a useful metric for analyzing our business performance, particularly while we are transitioning to our new aspenONE licensing model and revenue comparisons between fiscal periods do not reflect the actual growth rate of our business. Comparing TCV for different dates provides insight into the growth and retention rate of our business during the period between those dates. TCV increases as the result of:

  •
  new term license agreements with new or existing customers;

  •
  renewals or modifications of existing license agreements that result in higher license fees due to price escalation or an increase in the number of tokens or products licensed; and

  •
  renewals of existing license agreements that increase the length of the license term.

The renewal of an existing license agreement will not increase TCV unless the renewal results in higher license fees or a longer license term. TCV is adversely affected by customer non-renewals and by renewals that result in lower license fees or a shorter license term. Our standard license term historically has been between five and six years, and we do not expect this standard term to change in the future. Many of our contracts have escalating annual payments throughout the term of the arrangement. By calculating TCV based on the terminal year annual payment, we are typically using the highest annual fee from the existing arrangement to calculate the hypothetical renewal value of our portfolio of term arrangements.

        We estimate that TCV was $1.2 billion as of June 30, 2010. Our portfolio of active license agreements as of June 30, 2010 reflected a mix of (a) license agreements that included SMS for the entire license term and (b) legacy license agreements that did not include SMS. We estimate that TCV was $1.0 billion as of June 30, 2009. SMS was not included as part of our term license arrangements prior to fiscal 2010, and no SMS was included in estimated TCV as of June 30, 2009. For comparability purposes, we estimated "license-only" TCV growth for fiscal 2010 by removing the SMS portion of

TCV as of June 30, 2010, using our established VSOE rate of fair value for SMS. On this comparable "license-only" basis, we estimate that TCV grew by approximately 10% during fiscal 2010, principally as the result of an increase in the number of tokens or products licensed. Overall, we estimate that TCV, with SMS included as of June 30, 2010, increased by approximately 17% during fiscal 2010.

    Bookings

        Bookings represent the amount of contractually committed subscription and software fees, including any bundled SMS. Bookings do not include (a) the amount of fees for professional services, training or standalone renewal SMS or (b) the amount of subscription and software fees remaining under pre-existing license agreements that were replaced prior to the scheduled expiration date.

        Bookings are a measure of the business closed during a period. The contractual arrangements that contribute to bookings represent binding payment commitments by customers over periods that typically range from five to six years, although individual customer commitments can be for longer or shorter periods. The amount of bookings in a period is affected by the volume, duration and value of contracts renewed during that period. The timing and value of contract renewals can have a significant impact on quarter-over-quarter and year-over-year comparisons of bookings. Therefore, short-term bookings trends may not be indicative of the growth of the business. Accordingly, we also focus on bookings' contribution to growth in TCV and to growth in billings backlog and future cash collections.

        The following table presents our bookings for the four quarters of fiscal 2010, following the introduction of our new aspenONE licensing model:

		Three months ended
	Year ended June 30, 2010
		June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	(In thousands)
Bookings	$365,948	$137,750	$93,916	$95,255	$39,027

        We have experienced favorable customer adoption of our new aspenONE licensing model since its introduction. Our bookings historically have been stronger in our second and fourth fiscal quarters and lowest in our first fiscal quarter, although there can be significant variation in this pattern. During the first quarter of fiscal 2010, we experienced lower-than-normal bookings due to the sales cycle start-up time associated with the introduction of our new licensing model. As customers became more familiar with our new licensing model and our sales team had additional time to educate customers and complete licensing transactions, we experienced significantly higher bookings in the second half of fiscal 2010.

        Fiscal 2010 bookings benefited principally from (a) early renewals by customers that elected to adopt our new aspenONE licensing model prior to the expiration of their existing license agreements and (b) growth driven by customers increasing the number of tokens or products licensed, which accounted for a significant portion of the growth in TCV during fiscal 2010 (as described above under "—Total Term Contract Value").

    Future Cash Collections and Billings Backlog

        Future cash collections is the sum of billings backlog, accounts receivable, undiscounted installments receivable and undiscounted collateralized receivables. Billings backlog represents the aggregate value of uninvoiced bookings from prior and current periods.

        Prior to the introduction of our new aspenONE licensing model, the majority of bookings was recognized as revenue in the period booked and reflected on our balance sheet as installments receivable, or if sold, as collateralized receivables. Installments receivable and collateralized receivables were discounted to net present value at prevailing market rates at the time of the transaction. Amounts collected for collateralized receivables are applied to pay the related secured borrowings and are not available for any other expenditures.

        Under our new aspenONE licensing model, extended contractual payments are not considered fixed or determinable and, as a result, are not included in installments receivable or collateralized receivables. These future payments are included in billings backlog, which is not reflected on our consolidated balance sheets. We believe future cash collections is a useful metric because it provides insight into the cash generation capability of our business. Under the upfront revenue model, we did not previously monitor billings backlog or future cash collections since we believe that accounts receivable, installments receivable, collateralized receivables and certain other measures were appropriate indicators of estimated cash generation.

        Because a substantial majority of our future bookings will reflect arrangements under our new aspenONE licensing model, we expect billings backlog to grow over time and expect installments receivable and collateralized receivables to decline. When our transition to the new aspenONE licensing model is complete, the only sources of cash excluded from future cash collections will be amounts attributable to professional services, training and any remaining standalone SMS renewals.

        The following table provides our future cash collections as of the dates presented:

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(In thousands)
Billings backlog	$389,354	$270,293	$206,499	$128,252	$100,499
Accounts receivable, net	31,738	28,612	35,507	36,568	49,882
Installments receivable, undiscounted (non-GAAP) (1)	147,315	167,643	180,671	197,053	208,204
Collateralized receivables, undiscounted (non-GAAP) (1)	56,461	70,068	88,722	103,072	107,750

Future cash collections	$624,868	$536,616	$511,399	$464,945	$466,335

(1)
Excludes unamortized discount.

        The growth in billings backlog and future cash collections in fiscal 2010 reflected our customers' adoption of our new aspenONE licensing model. We expect that billings backlog and future cash collections will continue to grow steadily as we convert and renew existing customers to multi-year contracts, which now include SMS for the full term of the arrangement. In addition, we are actively engaged in transitioning customers from perpetual license arrangements to our new licensing model. Prior to fiscal 2008, we licensed our aspenONE Manufacturing and Supply Chain suite primarily on a perpetual basis, and as we convert these customers to our new licensing model, their licensing fees and SMS will become part of billings backlog and future cash collections.

        Installments and collateralized receivables are shown at net present value on our consolidated balance sheets. Future cash collections excludes the unamortized discount on installment and collateralized receivables. Amounts collected for collateralized receivables are applied to pay the related secured borrowings and are not available for any other expenditures. We are providing the following reconciliation for the periods presented to reconcile to undiscounted installment and collateralized receivables, as included in our future cash collections metric, with GAAP installment receivables, net and GAAP collateralized receivables, net:

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(In thousands)
Installments receivable, undiscounted (non-GAAP)	$147,315	$167,643	$180,671	$197,053	$208,204
Unamortized discount	(18,717)	(21,304)	(24,122)	(27,320)	(30,283)

Installments receivable, net	$128,598	$146,339	$156,549	$169,733	$177,921

Collateralized receivables, undiscounted (non-GAAP)	$56,461	$70,068	$88,722	$103,072	$107,750
Unamortized discount	(5,031)	(6,562)	(8,241)	(10,092)	(11,384)

Collateralized receivables, net	$51,430	$63,506	$80,481	$92,980	$96,366

    Adjusted Total Costs

        The following table presents our total cost of revenue and total operating expenses, as adjusted for stock-based compensation expense, for the indicated periods:

	Year Ended June 30,
	2010	2009	2008
	(In thousands)
Total cost of revenue	$66,110	$75,820	$84,993
Total operating expenses	209,604	191,826	207,983

Total expenses	275,714	267,646	292,976
Less:
Stock-based compensation	(15,260)	(4,670)	(10,600)

Adjusted total costs (non-GAAP)	$260,454	$262,976	$282,376

        In fiscal 2010, 2009 and 2008, we incurred significant expenses in conjunction with our efforts to become current in our SEC filings. Our external financial consultant and audit expenses totaled $16.6 million in fiscal 2010, $24.7 million in fiscal 2009, and $14.3 million in fiscal 2008. We significantly reduced our external financial consultant and audit expenses in the latter portion of fiscal 2010. We expect to maintain this lower level of financial consultant and audit expense into fiscal 2011. In addition, we expect the transition to our new aspenONE licensing model will provide us with a significant opportunity to standardize and further improve our sales and administrative processes. Overall, we expect costs to remain relatively flat for fiscal 2011.

    Free Cash Flow

        Free cash flow is calculated as net cash provided by operating activities less the sum of (a) purchase of property, equipment, and leasehold improvements and (b) capitalized computer software development costs.

        Customer collections and, consequently, cash flow from operating activities and free cash flow are primarily driven by license and services billings, rather than recognized revenue. As a result, the transition to our new aspenONE licensing model will not have an adverse impact on cash receipts. Until existing license contracts are renewed and license-related revenue returns to prior year levels, we believe free cash flow is a more relevant measure of our financial performance than income statement profitability measures such as total revenue, gross profit, operating profit and net income. Additionally, we also believe that free cash flow is often used by security analysts, investors and other interested parties in the evaluation of software companies.

        The following table provides a reconciliation of net cash flow to free cash flow provided by operating activities for the periods presented:

	Year Ended June 30,
	2010	2009	2008
	(In thousands)
Net cash provided by operating activities	$38,622	$33,032	$71,464
Purchase of property, equipment and leasehold improvements	(2,652)	(2,972)	(9,424)
Capitalized computer software development costs	(699)	(2,382)	(780)

Free cash flow (non-GAAP)	$35,271	$27,678	$61,260

        The lower levels of net cash provided by operating activities since fiscal 2008 are primarily attributable to decreases in cash received for prepaid license transactions. As part of our historical contract arrangements, customers could elect to pay for their term licenses upfront rather than over the contract term. The upfront payment would normally be equal to the net present value of the annual cash payments, typically discounted at an 8% rate. As the global economy deteriorated in 2009, some of our customers changed from paying upfront to paying in installments. Additionally, during this period we started selling our aspenONE for Manufacturing and Supply Chain suite predominantly on a term basis rather than on a perpetual basis, enabling our customers to pay in annual installments rather than upfront. Going forward, we expect free cash flow to increase as the impact of prior period license prepayments moderates and customers renew contracts that were previously paid upfront. In addition, we believe we will realize improved free cash flow as we benefit from the continued growth of our portfolio of term license contracts and our focused cost structure management.

        Although we received less cash from customer prepayments in fiscal 2010 and 2009, we continued to reduce our secured borrowings while maintaining our cash balance:

	Year Ended June 30,
	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$124,945	$122,213	$134,048
Secured borrowings	76,135	112,096	147,207

Results of Operations

    Comparison of Fiscal 2010 to Fiscal 2009

        The following table sets forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for fiscal 2010 and 2009:

	Year Ended June 30,
	2010		2009		% Change
	(Dollars in thousands)
Revenue:
Subscription	$11,071	6.7%	$—	—%	* %
Software	42,920	25.8	179,591	57.6	(76.1)

Total subscription and software(1)	53,991	32.5	179,591	57.6	(69.9)
Service and other	112,353	67.5	131,989	42.4	(14.9)

Total revenue	166,344	100.0	311,580	100.0	(46.6)

Cost of revenue:
Subscription and software	6,437	3.9	12,409	4.0	(48.1)
Services and other	59,673	35.9	63,411	20.4	(5.9)

Total cost of revenue	66,110	39.7	75,820	24.3	(12.8)

Gross profit	100,234	60.3	235,760	75.7	(57.5)

Operating expenses:
Selling and marketing(2)	97,002	58.3	84,126	27.0	15.3
Research and development(2)	48,228	29.0	46,375	14.9	4.0
General and administrative(2)	63,246	38.0	58,256	18.7	8.6
Restructuring charges	1,128	0.7	2,446	0.8	(53.9)
Impairment of goodwill and intangible assets	—	—	623	0.2	*

Total operating expenses	209,604	126.0	191,826	61.6	9.3

(Loss) income from operations	(109,370)	(65.7)	43,934	14.1	(348.9)

Interest income	19,324	11.6	22,698	7.3	(14.9)
Interest expense	(8,455)	(5.1)	(10,516)	(3.4)	(19.6)
Other (expense) income, net	(2,407)	(1.4)	(1,824)	(0.6)	32.0

(Loss) income before provision for taxes	(100,908)	(60.7)	54,292	17.4	(285.9)
Provision for income taxes	(6,537)	(3.9)	(1,368)	(0.4)	*

Net (loss) income	$(107,445)	(64.6)%	$52,924	17.0%	(313.6)%

*Not meaningful.

(1)
In July 2009 we introduced our aspenONE licensing model under which license revenue is recognized over the term of a license contract. We previously recognized a substantial majority of our license revenue upfront, upon shipment of software. See "Item 7. Management's Discussion and Analysis and Results of Operations—Transition to New aspenONE Licensing Model."

(2)
Certain costs previously recorded as selling and marketing expense in fiscal 2009 and 2008 have been reclassified to research and development expense and general and administrative expense, as described in note 2(y) to the consolidated financial statements beginning on page F-1.

  Revenue

        Total revenue in fiscal 2010 decreased primarily due to our transition to the new aspenONE licensing model. Total revenue from customers outside the United States was $102.8 million, or 61.8%

of total revenue, and $213.9 million, or 68.7% of total revenue, for fiscal 2010 and 2009, respectively. The geographical mix of revenue can vary from period to period.

      Subscription Revenue

	Year Ended June 30,		Period-to-period Change
	2010	2009	$	%
	(Dollars in thousands)
Subscription revenue	$11,071	$—	$11,071	*
As a percent of revenue	6.7%	*

*Not meaningful.

        Subscription agreements were not offered prior to fiscal 2010. The relatively small amount of subscription revenue recognized in the current year is a reflection of both the ratable recognition of these arrangements and the short time span that the new aspenONE licensing model has been available. We expect subscription revenue to increase as customers renew existing contracts under our new aspenONE licensing model and subscription contracts become a more significant portion of our term license portfolio.

      Software Revenue

	Year Ended June 30,		Period-to-period Change
	2010	2009	$	%
	(Dollars in thousands)
Software revenue	$42,920	$179,591	$(136,671)	(76.1)%
As a percent of revenue	25.8%	57.6%

        The decrease in software revenue was primarily attributable to the changes to our business model described above. Prior to July 2009, the substantial majority of our license revenue was recognized on an upfront basis. Going forward, we expect that most of our software revenue will be recognized over the contract term, either on a subscription basis or as payments become due. Of the total software revenue recorded in fiscal 2010, $6.9 million related to legacy arrangements that were both booked and recognized in fiscal 2010; $24.5 million related to legacy arrangements that had previously been deferred; $9.6 million related to point product arrangements under our new aspenONE licensing model; and, $1.9 million related to perpetual arrangements.

      Services and Other Revenue

	Year Ended June 30,		Period-to-period Change
	2010	2009	$	%
	(Dollars in thousands)
Services and other revenue	$112,353	$131,989	$(19,636)	(14.9)%
As a percent of revenue	67.5%	42.4%

                Professional Services Revenue

	Year Ended June 30,		Period-to-period Change
	2010	2009	$	%
	(Dollars in thousands)
Professional services revenue	$37,491	$48,352	$(10,861)	(22.5)%
As a percent of revenue	22.5%	15.5%

        Customer demand for professional services began to decline in the second quarter of fiscal 2009, coincident with the downturn in the global economic environment, and continued throughout fiscal 2010. We often compete with a number of qualified competitors when bidding for professional service contracts, particularly in developed markets where our products are well established. Having a robust network of providers that can provide professional services to support the deployment and utilization of our software is beneficial to our licensing and SMS businesses. However, this competitive environment can have an unfavorable impact on our professional services revenue. Although there were signs of increased customer demand in the fourth quarter of fiscal 2010, we cannot be certain that this higher level of activity will continue throughout fiscal 2011 or beyond. We expect to realize growth opportunities in developing markets, in particular the Middle East.

        Under the new aspenONE licensing model, revenue from committed professional service arrangements that are sold as a single arrangement with, or in contemplation of, a new aspenONE licensing transaction is deferred and recognized on a ratable basis over the longer of (a) the period the services are performed and (b) the term of the related software arrangement. We expect professional services deferred revenue related to new aspenONE licensing transactions to grow in fiscal 2011.

                SMS and Training Revenue

	Year Ended June 30,		Period-to-period Change
	2010	2009	$	%
	(Dollars in thousands)
SMS and training revenue(1)	$74,862	$83,637	$(8,775)	(10.5)%
As a percent of revenue	45.0%	26.8%

(1)
Includes other revenue of $647 and $1,047 in fiscal 2010 and 2009, respectively, related to miscellaneous revenue.

        The decrease in SMS and training revenue was primarily due to lower SMS revenue associated with customers transitioning to the new aspenONE licensing model and the continued trend of customers electing to replace perpetual license agreements with new term contracts. Under the new aspenONE licensing model, SMS revenue is included in subscription revenue, whereas it was included in services and other revenue under the prior licensing model. Additionally, the trend of moving customers from perpetual license agreements to term-based contracts has resulted in decreased SMS revenue for fiscal 2010. While the transition from perpetual to term-based contracts generally results in larger combined software license and SMS revenue for the business over the term of the arrangement, it results in decreased SMS revenue, because the SMS fee is calculated as a percentage of the license fee. Perpetual license arrangements typically have a larger initial license fee than term arrangements. We expect SMS and training revenue to continue to decrease as we transition our business to a predominantly subscription-based model.

  Expenses

      Overview

	Year Ended June 30,		Period-to-period Change
	2010	2009	$	%
	(Dollars in thousands)
Total cost of revenue	$66,110	$75,820	$(9,710)	(12.8)%
Total operating expenses	209,604	191,826	17,778	9.3

Total expenses	275,714	267,646	8,068	3.0
Less:
Stock-based compensation	15,260	4,670	10,590	226.8

Total expenses, excluding stock-based compensation	$260,454	$262,976	$(2,522)	(1.0)%

        The increase in total expenses, which consist of the cost of revenue and total operating expenses, was primarily the result of higher stock-based compensation in fiscal 2010 compared to fiscal 2009. During the period from mid-September 2007 until November 9, 2009 and from November 16, 2009 to December 21, 2009, we did not maintain our status as a timely filer with the SEC and we were unable to issue stock-based compensation to our directors and employees. On November 9, 2009, we were current with our filings and we issued 2.7 million restricted stock units and 0.3 million stock options to our directors and employees. A portion of these awards were vested upon issuance in consideration of the fact that we were unable to issue equity grants for the past two years. The stock-based compensation cost recognized during the second quarter of fiscal 2010 associated with the November grants represented $9.2 million of the total $15.3 million of expense recorded for fiscal 2010. These expenses are included in the cost of revenue and each of the respective operating expense lines of our consolidated statements of operations and materially impact the comparative analysis of the year-to-date amounts.

        The decrease in comparative total expenses, adjusted to exclude stock-based compensation, principally consists of lower expenses for consultants and contractors of $9.1 million, royalties of $5.0 million, payroll and benefits of $3.1 million, and third-party commissions of $1.2 million. These expense decreases were partially offset by increased expenses for sales commissions of $6.9 million, legal and related expenses of $4.9 million and bonuses of $5.0 million. During fiscal 2010 we met all of our bonus criteria and accrued 100% of our bonus plan, as compared to 50% in fiscal 2009. Additionally, the current year bonus expense includes an additional 28% discretionary bonus for certain executives, which was granted in consideration for significantly exceeding current year bonus plan targets.

      Cost of Subscription and Software Revenue

	Year Ended June 30,		Period-to-period Change
	2010	2009	$	%
	(Dollars in thousands)
Cost of subscription and software revenue	$6,437	$12,409	$(5,972)	(48.1)%
Gross margin	88.1%	93.1%

        The period-over-period reduction in cost of subscription and software revenue was primarily due to decreases of $4.9 million in royalty costs during the period related to our license products and lower capitalized software amortization charges of $1.7 million. Previously our royalty expense was correlated to the mix of products sold and was typically recognized in the period in which revenue for those products was recorded. As a result of the change to the new aspenONE licensing model, royalty expense is incurred evenly over the contractual term, consistent with the revenue recognition on the related customer arrangement. Amortization of capitalized software costs for fiscal 2010 decreased $1.7 million compared to fiscal 2009 as a result of reduced cost capitalization in the current period and previously capitalized items reaching the end of their useful life in fiscal 2010. The decrease in cost of subscription and software revenue was partially offset by $0.7 million of costs associated with providing SMS for the aspenONE suite of products. These costs were not included in the cost of subscription and software prior to the transition to the new aspenONE licensing model in fiscal 2010.

      Cost of Services and Other Revenue

	Year Ended June 30,		Period-to-period Change
	2010	2009	$	%
	(Dollars in thousands)
Cost of services and other revenue	$59,673	$63,411	$(3,738)	(5.9)%
Gross margin	46.9%	52.0%

                Professional Services Revenue

        The largest component of the reduction in cost of services and other revenue in fiscal 2010 pertained to our professional services business, which accounted for $4.4 million of the year-over-year decrease. The decrease was primarily related to our reduction of staffing levels by approximately 16% over the course of fiscal 2010 to better align our cost structure with the decreased demand for professional services.

                SMS and Training Revenue

        Costs associated with SMS and training revenue increased $0.1 million in fiscal 2010 as compared to fiscal 2009. As the subscription business grows, we expect the cost of SMS revenue to migrate from cost of services and other revenue to cost of subscription and software revenue. Currently it is not possible to predict the rate at which this migration will occur, because that rate will be a function of adoption of our new aspenONE licensing model. We do not have sufficient experience with the rate of adoption to provide a meaningful forecast of this change. Eventually, we expect the majority of our cost of SMS revenue to be accounted for in cost of subscription and software revenue.

        Stock-based compensation expense related to cost of services and other revenue was $0.9 million higher in fiscal 2010 compared to fiscal 2009. We expect the reported gross profit margin of services and other revenue to continue to decline over the next several years, as SMS revenue is reclassified to subscription revenue, since SMS revenue has a high gross profit margin relative to the other revenue streams included in services and other revenue.

      Selling and Marketing Expense

	Year Ended June 30,		Period-to-period Change
	2010	2009	$	%
	(Dollars in thousands)
Selling and marketing expense	$97,002	$84,126	$12,876	15.3%
As a percent of revenue	58.3%	27.0%

        The increase in selling and marketing expense was predominantly the result of higher commissions of $6.9 million, stock-based compensation costs of $4.8 million and payroll and benefits expenses of $2.3 million. Commissions increased during fiscal 2010 as a result of increased bookings on a worldwide basis, as well as a greater number of sales personnel exceeding their sales targets as compared to fiscal 2009. Additionally, in fiscal 2010, bookings eligible for commissions included multi-year contractually committed SMS fees under the new aspenONE licensing model. Selling and marketing payroll and benefit expenses increased in fiscal 2010 due to increased headcount compared to fiscal 2009. These expense increases were partially offset by $1.2 million of reductions in third-party commissions. Previously, we accrued the entire amount of third-party commission costs related to a sale in the period in which revenue for those products was recorded. Since the introduction of our new product offerings, we expense the costs over the life of the agreement, on a basis consistent with the revenue recognized.

      Research and Development Expense

	Year Ended June 30,		Period-to-period Change
	2010	2009	$	%
	(Dollars in thousands)
Research and development expense	$48,228	$46,375	$1,853	4.0%
As a percent of revenue	29.0%	14.9%

        The increase in research and development expense was primarily the result of increased bonuses of $1.6 million, higher stock-based compensation expense of $1.4 million and increased expense related to a reduction in internal capitalized development costs of $1.4 million. In fiscal 2009, we capitalized significant costs related to the development and release of the aspenONE v7.1 product; we did not have similar levels of capitalizable costs in fiscal 2010. These cost increases were partially offset by reduced payroll and benefit expenses of $1.8 million and lower facility and IT-related costs of $1.1 million.

      General and Administrative Expense

	Year Ended June 30,		Period-to-period Change
	2010	2009	$	%
	(Dollars in thousands)
General and administrative expense	$63,246	$58,256	$4,990	8.6%
As a percent of revenue	38.0%	18.7%

        The increase in general and administrative expense is primarily attributable to $4.9 million of higher legal and related costs, $3.5 million of stock-based compensation, $2.1 million of payroll and benefit expenses, $1.7 million of increased bonus and $1.4 million of bad debt expense, partially offset by $8.5 million in cost reductions related to financial consultants and contractors and decreases in recruiting and related expenses of $0.7 million. The increase in legal fees in fiscal 2010 as compared to fiscal 2009 was due to our increased use of external legal services during the fiscal year, as well as the impact of us reaching the maximum reimbursable limit of an insurance policy in the second quarter of fiscal 2010 under which certain legal costs were previously covered. During the second quarter of fiscal 2010, we reached the maximum reimbursable limit for the policy and as a result, our expenses increased in fiscal 2010. The $2.1 million increase in payroll and benefit expenses is related to increased average headcount, primarily within the finance organization. We hired full-time finance personnel throughout fiscal 2010 to replace and further reduce our reliance on more costly external consultants.

      Restructuring Charges

	Year Ended June 30,		Period-to-period Change
	2010	2009	$	%
	(Dollars in thousands)
Restructuring charges	$1,128	$2,446	$(1,318)	(53.9)%
As a percent of revenue	0.7%	0.8%

        The activity in restructuring charges was the result of accretion and adjustments to existing facilities-related restructuring plans for changes in estimates and sub-lease assumptions.

      Interest Income

	Year Ended June 30,		Period-to-period Change
	2010	2009	$	%
	(Dollars in thousands)
Interest income	$19,324	$22,698	$(3,374)	(14.9)%
As a percent of revenue	11.6%	7.3%

        The $3.4 million decrease in interest income consists of a $2.2 million decline in interest income from our collateralized and installment receivables portfolios and a $1.2 million decrease from lower interest earnings on our cash and cash equivalent balances. Under the new aspenONE licensing model, receivables are recorded when the payments become due and payable and we no longer record installment receivables. We expect interest income to decrease going forward.

      Interest Expense

	Year Ended June 30,		Period-to-period Change
	2010	2009	$	%
	(Dollars in thousands)
Interest expense	$(8,455)	$(10,516)	$2,061	(19.6)%
As a percent of revenue	(5.1)%	(3.4)%

        The $2.1 million decrease in interest expense was primarily attributable to lower average secured borrowing balances, resulting from the continued pay-down of our existing arrangements. We expect interest expense to decrease going forward.

      Other (Expense) Income, Net

	Year Ended June 30,		Period-to-period Change
	2010	2009	$	%
	(Dollars in thousands)
Other (expense) income, net	$(2,407)	$(1,824)	$(583)	32.0%
As a percent of revenue	(1.4)%	(0.6)%

        The change in other (expense) income, net was primarily due to foreign currency losses due to the further weakening of the Pound Sterling and Euro, offset by gains recognized from the strengthening of the Canadian dollar. The losses recorded in the prior fiscal year were primarily the result of the weakening of Pound Sterling and the Euro throughout the period.

      Provision for Income Taxes

	Year Ended June 30,		Period-to-period Change
	2010	2009	$	%
	(Dollars in thousands)
Provision for income taxes	$(6,537)	$(1,368)	$(5,169)	*
As a percent of revenue	(3.9)%	(0.4)%

*Not meaningful.

        The increase in provision for income taxes was primarily due to an increase in foreign income tax offset by a release of certain tax contingencies in Canada. Cash payments, net of refunds for income taxes, totaled $2.5 million in fiscal 2010.

    Comparison of Fiscal 2009 to Fiscal 2008

        The following table sets forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for fiscal 2009 and 2008:

	Year Ended June 30,
	2009		2008		% Change
	(Dollars in thousands)
Revenue:
Subscription	$—	—%	$—	—%	—%
Software	179,591	57.6	168,404	54.0	6.6

Total subscription and software(1)	179,591	57.6	168,404	54.0	6.6
Service and other	131,989	42.4	143,209	46.0	(7.8)

Total revenue	311,580	100.0	311,613	100.0	(0.0)

Cost of revenue:
Subscription and software	12,409	4.0	15,916	5.1	(22.0)
Services and other	63,411	20.4	69,077	22.2	(8.2)

Total cost of revenue	75,820	24.3	84,993	27.3	(10.8)

Gross profit	235,760	75.7	226,620	72.7	4.0

Operating expenses:
Selling and marketing(2)	84,126	27.0	94,965	30.5	(11.4)
Research and development(2)	46,375	14.9	49,899	16.0	(7.1)
General and administrative(2)	58,256	18.7	54,496	17.5	6.9
Restructuring charges	2,446	0.8	8,623	2.8	(71.6)
Impairment of goodwill and intangible assets	623	0.2	—	—	—

Total operating expenses	191,826	61.6	207,983	66.7	(7.8)

Income from operations	43,934	14.1	18,637	6.0	135.7

Interest income	22,698	7.3	23,784	7.6	(4.6)
Interest expense	(10,516)	(3.4)	(17,783)	(5.7)	(40.9)
Other (expense) income, net	(1,824)	(0.6)	3,386	1.1	(153.9)

Income before provision for taxes	54,292	17.4	28,024	9.0	93.7
Provision for income taxes	(1,368)	(0.4)	(3,078)	(1.0)	(55.6)

Net income	$52,924	17.0%	$24,946	8.0%	112.2%

(1)
In July 2009 we introduced our aspenONE licensing model under which license revenue is recognized over the term of a license contract. We previously recognized a substantial majority of our license revenue upfront, upon shipment of software. See "Item 7. Management's Discussion and Analysis and Results of Operations—Transition to New aspenONE Licensing Model."

(2)
Certain costs previously recorded as selling and marketing expense in fiscal 2009 and 2008 have been reclassified to research and development expense and general and administrative expense, as described in note 2(y) to the consolidated financial statements beginning on page F-1.

  Revenue

        Total revenue in fiscal 2009 remained fairly consistent with fiscal 2008. Total revenue from customers outside the United States was $213.9 million, or 68.7% of total revenue, for fiscal 2009 and $198.1 million, or 63.6% of total revenue, for fiscal 2008. The geographical mix of revenue can vary from period to period.

      Software Revenue

	Year Ended June 30,		Period-to-period Change
	2009	2008	$	%
	(Dollars in thousands)
Software revenue	$179,591	$168,404	$11,187	6.6%
As a percent of revenue	57.6%	54.0%

        Software revenue in fiscal 2009 and 2008 was generated primarily from term license contracts and, to a lesser degree, from perpetual arrangements. Since we have relationships with many leading companies in the process industries, growth in our software revenue is derived from the expansion of existing customer relationships, either through licensing for incremental users or by licensing additional software products in our aspenONE suite. The addition of new customers has traditionally represented a smaller component of our revenue growth.

        During each of fiscal 2009 and 2008, a significant portion of our bookings was not recorded as revenue in the same fiscal period due to certain revenue recognition criteria not being met. The year-over-year increase in software revenue was primarily driven by the timing of revenue recognition under GAAP as opposed to an indication of actual business activity.

        Bookings during fiscal 2009 were $37.0 million lower than fiscal 2008, which reflected the impact of the global economic downturn. Bookings associated with a number of large contracts totaling $52.1 million in fiscal 2009 and $57.5 million in fiscal 2008 did not meet the criteria for revenue recognition as of the end of the fiscal year. However, during fiscal 2009, $31.6 million of revenue was recognized from business booked in fiscal 2008. This level of license revenue deferral represented a significant divergence from prior fiscal years.

      Services and Other Revenue

	Year Ended June 30,		Period-to-period Change
	2009	2008	$	%
	(Dollars in thousands)
Services and other revenue	$131,989	$143,209	$(11,220)	(7.8)%
As a percent of revenue	42.4%	46.0%

                Professional Services Revenue

	Year Ended June 30,		Period-to-period Change
	2009	2008	$	%
	(Dollars in thousands)
Professional services revenue	$48,352	$59,708	$(11,356)	(19.0)%
As a percent of revenue	15.5%	19.2%

        The decrease in services and other revenue was due to lower professional services revenue in fiscal 2009. The global economic environment during fiscal 2009 generally impacted our customers' ability to commit to more discretionary spending initiatives, which affected our professional services business.

                SMS and Training Revenue

	Year Ended June 30,		Period-to-period Change
	2009	2008	$	%
	(Dollars in thousands)
SMS and training revenue(1)	$83,637	$83,501	$136	0.2%
As a percent of revenue	26.8%	26.8%

(1)
Includes other revenue of $1,047 and $1,209 in fiscal 2009 and 2008, respectively, related to miscellaneous revenue.

        SMS and training revenue was consistent with fiscal 2008.

  Expenses

      Cost of Subscription and Software Revenue

	Year Ended June 30,		Period-to-period Change
	2009	2008	$	%
	(Dollars in thousands)
Cost of subscription and software revenue	$12,409	$15,916	$(3,507)	(22.0)%
Gross margin	93.1%	90.5%

        The reduction in cost of subscription and software revenue was primarily due to lower capitalized software amortization charges, reduced royalty expenses; and third-party fees. Royalty expenses and third-party fees were lower as a result of a change in the mix of license products sold.

      Cost of Services and Other Revenue

	Year Ended June 30,		Period-to-period Change
	2009	2008	$	%
	(Dollars in thousands)
Cost of services and other revenue	$63,411	$69,077	$(5,666)	(8.2)%
Gross margin	52.0%	51.8%

        Cost of services and other revenue decreased primarily due to lower staffing needs as a result of decreased demand for our professional services. Stock-based compensation expense decreased because we were unable to issue new equity-based compensation awards because during the period from mid-September 2007 until November 9, 2009 and from November 16, 2009 to December 21, 2009, we did not maintain our status as a timely filer with the SEC. Finally, the cost to deliver maintenance support was reduced by consolidating work and bringing in-house services that were formerly outsourced, which carried a higher cost to us.

      Selling and Marketing Expense

	Year Ended June 30,		Period-to-period Change
	2009	2008	$	%
	(Dollars in thousands)
Selling and marketing expense	$84,126	$94,965	$(10,839)	(11.4)%
As a percent of revenue	27.0%	30.5%

        The decrease in selling and marketing expense was largely the result of lower personnel-related costs including salaries, commissions, bonuses, and stock-based compensation. Stock-based compensation expense decreased because we were unable to issue new equity-based compensation awards because we were not timely in our filings with the SEC. Additionally, there were other decreases in costs related to travel, external consultants and marketing events.

      Research and Development Expense

	Year Ended June 30,		Period-to-period Change
	2009	2008	$	%
	(Dollars in thousands)
Research and development expense	$46,375	$49,899	$(3,524)	(7.1)%
As a percent of revenue	14.9%	16.0%

        The decrease in research and development expense related primarily to a reduction in incentive bonuses for employees and decreases in stock-based compensation. Stock-based compensation expense decreased because we were unable to issue new equity-based compensation awards as a result of our not being timely in our filings with the SEC. Additionally, we capitalized a higher portion of our research and development expenses during fiscal 2009 as compared to fiscal 2008, which contributed to a year-over-year decrease in research and development expenses.

      General and Administrative Expense

	Year Ended June 30,		Period-to-period Change
	2009	2008	$	%
	(Dollars in thousands)
General and administrative expense	$58,256	$54,496	$3,760	6.9%
As a percent of revenue	18.7%	17.5%

        The increase in general and administrative expense was primarily attributable to the extended time and effort to complete the fiscal 2008 audit. These higher costs were significant and included extensive use of external financial consultants, higher audit fees, and to a lesser extent, an increase in personnel costs. These finance cost increases were partially offset by lower legal costs. Stock-based compensation expense also decreased because we were unable to issue new equity-based compensation awards as a result of our not being timely in our filings with the SEC.

      Restructuring Charges

	Year Ended June 30,		Period-to-period Change
	2009	2008	$	%
	(Dollars in thousands)
Restructuring charges	$2,446	$8,623	$(6,177)	(71.6)%
As a percent of revenue	0.8%	2.8%

        During fiscal 2009, we initiated a plan to reduce operating expense that resulted in the reduction of our workforce. We recorded a restructuring charge of $2.4 million during fiscal 2009 primarily associated with this program. This charge was significantly lower than the restructuring charge that was incurred in the prior year associated with the relocation of our corporate headquarters.

      Interest Income

	Year Ended June 30,		Period-to-period Change
	2009	2008	$	%
	(Dollars in thousands)
Interest income	$22,698	$23,784	$(1,086)	(4.6)%
As a percent of revenue	7.3%	7.6%

        Interest income decreased primarily due to lower average receivables balances for both installment and collateralized receivables.

      Interest Expense

	Year Ended June 30,		Period-to-period Change
	2009	2008	$	%
	(Dollars in thousands)
Interest expense	$(10,516)	$(17,783)	$7,267	(40.9)%
As a percent of revenue	(3.4)%	(5.7)%

        The decrease in interest expense was attributable to lower average secured borrowing balances, principally due to the payoff of three significant securitizations during fiscal 2008.

      Other (Expense) Income, Net

	Year Ended June 30,		Period-to-period Change
	2009	2008	$	%
	(Dollars in thousands)
Other (expense) income, net	$(1,824)	$3,386	$(5,210)	(153.9)%
As a percent of revenue	(0.6)%	1.1%

        Other (expense) income, net decreased, primarily due to the strengthening of the U.S. dollar against the Pound Sterling and Euro.

      Provision for Income Taxes

	Year Ended June 30,		Period-to-period Change
	2009	2008	$	%
	(Dollars in thousands)
Provision for income taxes	$(1,368)	$(3,078)	$1,710	(55.6)%
As a percent of revenue	(0.4)%	(1.0)%

        We recorded a provision for income taxes of $1.4 million for fiscal 2009, primarily related to our income in foreign jurisdictions, withholding taxes imposed on license fees paid to us from customers outside the United States, and changes in estimates under Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertain Tax Positions (currently included as provisions of ASC Topic 740), or FIN 48. The income tax provision also included state income taxes. We did not record a federal income tax provision on our domestic income, since we are able to utilize our net operating loss carryforwards. We have available net operating loss and tax credit carryforwards and foreign tax credits that expire at various dates from 2010 through 2025.

Liquidity and Capital Resources

    Resources

        We historically have financed our operations through cash generated from operating activities, public offerings of our convertible debentures and common stock, private offerings of our preferred stock and common stock, borrowings secured by our installment receivable contracts and borrowings under bank credit facilities. As of June 30, 2010, our principal sources of liquidity consisted of $124.9 million in cash and cash equivalents and up to $16.4 million of borrowing capacity under our credit facility. The amount of borrowing capacity available under the credit facility varies in accordance with the terms of the agreement. We are not currently dependent upon short-term funding.

        We believe our existing cash and cash equivalents and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. To the extent our cash and cash equivalents, cash flow from operating activities, and credit facility borrowing are insufficient to fund our future activities, we may need to raise additional funds through the financing of additional receivables or from public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to effect a receivable, equity or debt financing on terms acceptable to us or at all.

        The following table summarizes our cash flow activities for the years indicated:

	Year Ended June 30,
	2010	2009	2008
	(In thousands)
Cash flow provided by (used in):
Operating activities	$38,622	$33,032	$71,464
Investing activities	(3,351)	(5,354)	(10,391)
Financing activities	(31,700)	(38,419)	(59,761)
Effect of exchange rates on cash balances	(839)	(1,094)	469

Increase (decrease) in cash and cash equivalents	$2,732	$(11,835)	$1,781

  Operating Activities

        Cash generated by operating activities is our primary source of liquidity. Cash from operating activities provided $38.6 million during fiscal 2010. This amount resulted from net loss of $107.4 million, adjusted for non-cash charges of $23.5 million, and a net $122.5 million source of cash due to decreases in operating assets and increases in operating liabilities.

        Non-cash items within net loss consisted primarily of $15.3 million of stock-based compensation, $6.6 million of depreciation and amortization and $3.2 million of net unrealized foreign currency losses driven by the strengthening of the U.S. dollar against the Pound Sterling and Euro, and were offset by $2.2 million of deferred income taxes.

        Our cash balance increased in part due to a $122.5 million decrease in operating assets and increase in operating liabilities. The cash generated from this change consisted primarily of (a) decreases in installment and collateralized receivables totaling $92.5 million, (b) a decrease in accounts receivable of $16.5 million, (c) a decrease in prepaid expenses and other assets of $8.9 million, and (d) an increase in deferred revenue of $8.7 million. These sources of cash were partially offset by decreases in accounts payable, accrued expenses and other liabilities totaling $1.6 million, a decrease in income taxes payable of $0.8 million, and an increase in unbilled services of $1.6 million.

        The decreased levels of net cash provided by operating activities in fiscal 2010 and 2009 as compared to fiscal 2008 was primarily related to decreases in cash received for prepaid license transactions and the change to licensing our MSC suite on a term basis, rather than perpetual. Going forward, we expect cash from operating activities to increase as the impact of prior period license prepayments moderates and customers renew contracts that were previously paid upfront.

        Looking ahead, we expect to continue to generate positive cash flow from operations. We do not expect the adoption of our new licensing model to have a negative impact on our operating cash flows because most of our existing contracts are already on an installment term basis. We anticipate that existing cash balances, together with funds generated from operations, will be sufficient to finance our operations and meet our cash requirements for the foreseeable future.

  Investing Activities

        During fiscal 2010, we used $2.7 million of cash for capital expenditures, primarily to upgrade our financial reporting and management information systems. We have ongoing efforts to enhance our information system and implement internal control enhancements, which have been designed in part to remediate our deficiencies in internal controls over financial reporting. A portion of the remediation costs are expected to be incurred to upgrade our existing financial applications. We do not expect the costs we are investing in our financial reporting and management systems to be materially different from our IT investment costs in prior fiscal years.

        Capitalized software development costs decreased $1.7 million in fiscal 2010 compared to fiscal 2009. In fiscal 2009, we capitalized costs related to the development and release of the aspenONE version 7.1 product; we did not have similar levels of capitalized costs in fiscal 2010. We are not currently party to any material purchase contracts related to future capital expenditures.

  Financing Activities

        During fiscal 2010, we used $31.7 million of cash for financing activities. We reduced our secured borrowings balances by $34.8 million and paid withholding taxes of $4.0 million on vested restricted stock units. We did not finance any receivables to fund operations in fiscal 2010. However, we did swap $9.5 million of previously financed receivables for purposes of simplifying the administration of the program. This exchange was shown as both a use and source of funds related to secured borrowings on our statement of cash flows. Additionally, we received proceeds of $7.2 million from the exercise of employee stock options during fiscal 2010. We expect the existing secured borrowings balances included in our consolidated balance sheet at June 30, 2010 to continue to decline during fiscal 2011 and thereafter, as we continue the trend of not replacing securitized borrowings as they are paid down.

  Credit Facility

        We are party to a credit facility arrangement with Silicon Valley Bank that we originally entered into in January 2003 and have amended several times subsequently. This arrangement provides a line of credit of up to the lesser of (i) $25.0 million or (ii) 50% to 80% of certain eligible receivables. The line of credit bears interest at the greater of (i) the bank's prime rate (4.0% at June 30, 2010) plus 0.5%, or (ii) 4.75%. If we maintain a $10.0 million compensating cash balance with the bank, our unused line of credit fee will be 0.1875% per annum; otherwise it will be 0.375% per annum. The line of credit is collateralized by substantially all of our assets, and we are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. The terms of the loan arrangement restrict our ability to pay dividends in cash.

        We were in compliance with the terms of the credit facility as of June 30, 2010. As of June 30, 2009, we were not in compliance with certain financial reporting requirements under the terms of the credit facility. We obtained waivers for that non-compliance and on November 3, 2009, we executed an amendment to the loan arrangement that adjusted certain terms of covenants, including modifying the date we must provide quarterly unaudited and annual audited financial statements to the bank. In June 2010, we executed an amendment to the loan arrangement that extended the maturity date of the credit facility to November 15, 2010.

        As of June 30, 2010, there were $4.4 million in letters of credit outstanding under the line of credit and no outstanding debt under the line of credit and $16.4 million was available for future borrowing. Our total borrowing through Silicon Valley Bank is limited to $95 million. In the event that we utilize the full $85 million available through the Traditional Programs, as described below, with Silicon Valley Bank, our total credit line could not exceed $10 million.

  Borrowings Collateralized by Receivable Contracts

      Traditional Programs

        We historically have maintained arrangements, which we refer to as our Traditional Programs, with General Electric Capital Corporation, Bank of America and Silicon Valley Bank providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. Under the Traditional Programs, we and the financial institution must agree to enter into each transaction and negotiate the amount borrowed and interest rate secured by each receivable. The customers' payments of the underlying receivables fund the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was 8.3% at June 30, 2010 and 8.1% at June 30, 2009.

        The collateralized receivables earn interest income, and the secured borrowings accrue borrowing costs at approximately the same interest rate. When we receive cash from a customer, the collateralized receivable balance is reduced and the related secured borrowing is reclassified to an accrued liability for amounts we must remit to the financial institution. The accrued liability is reduced when payment is remitted to the financial institution. The terms of the customer receivables range from amounts due within 30 days to receivables due within four years.

        Under the Traditional Programs, we received aggregate cash proceeds of $9.5 million, $30.2 million and $74.1 million during fiscal 2010, 2009 and 2008, respectively. Since December 2007, we have not sold any receivables for the purpose of raising cash, but we have sold some large dollar receivables in order to fund the repurchase of several large groups of smaller receivables previously sold to the banks, for the purpose of simplifying our administration of the Traditional Programs. In June 2008, we repurchased the outstanding invoices under the Bank of America program at their carrying value of $2.7 million inclusive of a one percent pre-payment penalty. As of June 30, 2010, we had outstanding secured borrowings of $76.1 million under the Traditional Programs that were secured by collateralized receivables totaling $51.4 million.

        We estimate that there was approximately $49.3 million available under the Silicon Valley Bank program at June 30, 2010. As the collection of the collateralized receivables and resulting payment of the borrowing obligation reduces the outstanding balance, the availability under the arrangement can be increased. We expect to maintain our access to cash under this arrangement, and to transfer installments receivable as business requirements dictate. Our ongoing ability to access the available capacity will depend upon a number of factors, including the generation of additional customer receivables and the financial institution's willingness to continue to enter into these transactions.

        Under the terms of the Traditional Programs, we have transferred the receivables to the financial institutions with limited financial recourse to us. We can be required to repurchase the receivables under certain circumstances in case of specific defaults by us as set forth in the program terms. Potential recourse obligations are primarily related to the Silicon Valley Bank arrangement, which requires us to pay interest to Silicon Valley Bank when the underlying customer has not paid by the receivable due date. This recourse is limited to a maximum period of 90 days after the due date. A total of $32.2 million of outstanding receivables had this potential recourse obligation as of June 30, 2010. This 90-day recourse obligation is recognized as interest expense as incurred and totaled less than $0.1 million, $0.1 million, and $0.4 million for fiscal 2010, 2009, and 2008, respectively. Otherwise, recourse generally results from circumstances in which we failed to perform requirements related to contracts with the customer. Other than the specific items noted above, the financial institution bears the credit risk of the customers associated with the receivables the institution purchased.

        In the ordinary course of us acting as a servicing agent for receivables transferred to Silicon Valley Bank, we regularly receive funds from customers that are processed and remitted onward to Silicon Valley Bank. While in our possession, these cash receipts are contractually owned by Silicon Valley

Bank, are held by us on behalf of Silicon Valley Bank until remitted, and are restricted from our use. There were no cash receipts held for the benefit of Silicon Valley Bank and recorded in our cash balances and current liabilities as of June 30, 2010 or June 30, 2009.

        The terms of the asset purchase agreement for one of the Traditional Programs requires the timely reporting of financial information. As of June 30, 2009, we were not in compliance with that requirement. We obtained waivers for such non-compliance that extended the deadlines for delivering financial information for fiscal 2009 and the first quarter of fiscal 2010. As a result of the uncertainty as to when we would meet this covenant, we were required to reclassify the obligation to a current liability in the consolidated balance sheet as of June 30, 2009. We are now in compliance with the timely filing requirement of the agreement. Accordingly, we have classified the long-term portion of the related obligation as non-current in the accompanying consolidated balance sheet as of June 30, 2010.

      Securitization of Accounts Receivable

        During fiscal 2005 and 2007 we entered into two securitization arrangements where we securitized and transferred receivables with a net carrying value of $71.9 million and $32.1 million, respectively, and received cash proceeds of $43.8 million and $20.0 million, respectively. These borrowings were secured by the transferred receivables, and the debt and borrowing costs were repaid as the receivables were collected. Neither arrangement met the criteria for a sale, and as such was accounted for as a secured borrowing. We received and retained collections on these receivables after all borrowing and related costs were paid to the financial institution. The financial institutions' rights to repayment were limited to the payments received from the receivables. Both securitizations were paid off during fiscal 2008 at their respective carrying values of $4.2 million and $12.2 million. The payments resulted in a reclassification to accounts receivable of $9.8 million and to current installments receivable of $17.8 million from the current portion of collateralized receivables, and $23.9 million from non-current collateralized receivables to non-current installment receivables.

    Contractual Obligations and Requirements

        Our contractual obligations at June 30, 2010 primarily consisted of operating leases for our headquarters and other facilities, purchase commitments, and other debt obligations. Other than these, there were no other commitments for capital or other expenditures. Our obligations related to these items at June 30, 2010 were as follows:

	Payments due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Contractual Cash Obligations:
Operating leases	$31,812	$10,832	$12,440	$6,737	$1,803
Fixed fee royalty obligations	9,531	3,503	3,722	2,002	304
Contractual royalty obligations	8,525	3,118	3,929	1,478	—

Total contractual cash obligations	$49,868	$17,453	$20,091	$10,217	$2,107

Other Commercial Commitments:
Standby letters of credit	$4,429	$2,030	$684	$—	$1,715

Total commercial commitments	$4,429	$2,030	$684	$—	$1,715

        As of June 30, 2010, we had multiple agreements, which expire through 2012, to sublease approximately 95,093 square feet of our former office space in Cambridge, Massachusetts. The above table does not reflect contractual future sublease rental income, which totaled $6.2 million at June 30,

2010. See note 11 to the consolidated financial statements beginning at page F-1 for additional information about our operating leases.

        The standby letters of credit were issued by Silicon Valley Bank in the United States and National Westminster Bank in the United Kingdom, and secure performance on professional services contracts and rental agreements.

        The above table does not reflect any amounts relating to past transfers of certain receivables under our receivable sale facilities. Repayments of borrowings under these facilities are funded by the payments made by the customer either to the applicable financial institution directly or to us as agent, with no financial recourse to us. Because we do not have any contractual obligation to fund these payments and there are no financial guarantees issued in relation to these transactions, we do not have any contractual payment obligations relating to these transactions.

Effects of Inflation

        Inflation and changing prices have not had a material effect on our business, and we do not expect that they will materially affect our business in the foreseeable future. However, the impact of inflation on replacement costs of equipment, cost of revenue and operating costs, especially employee compensation costs, may not be readily recoverable in the price of our software and service offerings.

Off-Balance Sheet Arrangements

        As of June 30, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

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

        We believe that the assumptions and estimates associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:

  •
  revenue recognition;

  •
  impairment of long-lived assets, goodwill, and intangible assets;

  •
  computer software development costs;

  •
  loss contingencies; and

  •
  accounting for income taxes.

        For further information on our significant accounting policies, see note 2 to the consolidated financial statements.

    Revenue Recognition

        Four basic criteria must be satisfied before license revenue can be recognized: persuasive evidence of an arrangement between us and an end user; delivery of our product has occurred; the fee for the product is fixed or determinable; and collection of the fee is probable. Our management uses its judgment concerning the satisfaction of these four basic criteria, particularly the criteria relating to the determination of whether the arrangement fees are fixed or determinable and to the collectability of the arrangement fees, during evaluation of each revenue transaction.

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

        With the introduction of our aspenONE licensing model and the changes to the licensing terms for point products licensed on a fixed-term basis, we cannot assert that the fees in these new arrangements are fixed or determinable because the rights provided to customers and the economics of the arrangements are not comparable to our historical transactions with other customers under the upfront revenue model. As a result, the amount of revenue recognized for these new arrangements will be limited by the amount of customer payments currently due. For our new aspenONE licenses this generally results in the fees being recognized ratably over the term of the contracts. For our point product licenses with bundled SMS, this generally results in the license fee being recognized as each payment comes due, while the allocated portion of the SMS revenue is recognized ratably over its annual term.

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

  VSOE of Fair Value for SMS and Professional Services

        We have established VSOE for SMS and professional services, but not for our software products. We assess VSOE of fair value for SMS based on an analysis of standalone SMS renewals using the bell-shaped curve approach. We use the optional renewals of SMS on our legacy term license arrangements to support VSOE of fair value for SMS bundled in our new fixed-term point product arrangements. The license product offerings and the SMS in the legacy term arrangements and the new point product arrangements are the same.

        As we are increasingly transitioning our legacy term license customers to new point product arrangements with bundled SMS for the entire term of the arrangement and we no longer market legacy term license arrangements, we expect our population of standalone annual renewals to decrease over time. As a result, there will come a point in time where we will be unable to support VSOE of fair value of SMS in our new point product arrangements based on our legacy term license SMS renewals. When this occurs, we will be required to recognize revenue related to the license component on our point product arrangements ratably, on a subscription basis. Additionally, SMS revenue will be included as subscription revenue, in a manner similar to the current recognition of subscription arrangements under our new aspenONE licensing model. We expect the impact of a loss of VSOE of fair value for SMS to be immaterial to our results of operations, since we currently recognize license revenue on point product arrangements over the term of the arrangement, as payments become due.

  Professional Services Revenue

        The use of the proportional performance method depends upon our ability to reliably estimate the direct costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, management believes that costs are the best available measure of performance. Reimbursable amounts received from customers for out-of-pocket expenses are recorded as revenue. If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services.

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

    Impairment of Long-Lived Assets, Goodwill and Intangible Assets

        In accordance with ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying value of long-lived assets when circumstances dictate that they should be reevaluated, based upon the expected future operating cash flows of our business or other factors that trigger an evaluation for potential impairment. The evaluation of the undiscounted results of any impairment evaluation is based upon our expected future cash flows. These future undiscounted cash flow estimates are based on historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are updated based on actual operating trends. Historically, actual results have occasionally differed from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates and accordingly cause impairment of our long-lived assets.

        In accordance with ASC Topic 360, we conduct an assessment of the carrying value of goodwill as of December 31 of each year, based on weighting estimates of future cash flows from the reporting units or estimates of the market value of the reporting units, based on comparable companies. We also perform impairment analyses whenever events or circumstances indicate that goodwill or certain intangibles may be impaired. Currently our reporting units are the same as our operating segments. These estimates of future discounted cash flows are based upon historical results, adjusted to reflect our best estimate of future market and operating conditions. Historically, actual results have occasionally differed from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates. In addition, the comparable companies used to establish market value for our reporting units is based on management's judgment. As discussed above, we expect to experience a significant reduction in revenue for the next several years. However, we do not expect a material change in cash flows, and as a result, do not expect to recognize an impairment of our recorded goodwill.

        The timing and size of any future impairment charges involves the application of our estimates and judgment and could result in the impairment of all, or substantially all, of our goodwill, intangible assets or other long-lived assets.

    Computer Software Development Costs

        Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. In accordance with ASC 985-20, "Costs of Software to Be Sold, Leased, or Marketed," we define the establishment of technological feasibility as the completion of a detail program design. Amortization of capitalized computer software development costs is provided on a product-by-product basis using (a) the greater of the amount computed using the ratio that current gross revenue for a product bears to total of current and anticipated future gross revenue for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. Software for internal use is capitalized in accordance with ASC 350-40, "Intangibles Goodwill and Other—Internal Use Software." At each balance sheet date, we evaluate the unamortized capitalized software costs for potential impairment by assessing our ability to recover the remaining capitalized costs in light of past and future product revenue.

    Loss Contingencies

        The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. We accrue estimated liabilities for loss contingencies arising from claims, assessments, litigation and other sources when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Change in these factors could materially impact our consolidated financial statements.

        Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that our software products infringe the intellectual property rights of a third party. In most cases, in the event of an infringement claim, we retain the right to procure for the customer the right to continue using the software product or to replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality. If neither of those actions can be reasonably achieved, we may terminate the license agreement and provide a refund to the customer. These indemnification provisions are accounted for in accordance with ASC Topic 460. The likelihood that we will be required to make refunds to customers under these indemnification provisions is considered remote. In most cases, and where legally enforceable, the indemnification refund is limited to the amount of the license fees paid by the customer.

    Accounting for Income Taxes

        We utilize the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and statutes that will be in effect when the differences are expected to reverse. Deferred tax assets can result from unused operating losses, and research and development and foreign tax credit carryforwards and deductions recorded for financial statement purposes prior to them being deductable on a tax return. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of taxable temporary differences. We consider, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations on the availability of net operating loss and tax credit carryforwards, and other evidence assessing the potential realization of deferred tax assets. Adjustments to the valuation allowance are included in the tax provision in our consolidated statements of operations in the period they become known or can be estimated.

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

        With the adoption of our new aspenONE licensing model, we expect to recognize significantly lower revenue over the near term, which will result in substantial pre-tax losses. Consequently, we have concluded that it is appropriate to maintain our U.S. valuation allowance. When our U.S. tax profitability becomes more predictable we may reverse some or all of the valuation allowance of $63.5 million related to our U.S. net deferred tax assets. Any such reversal would be recorded as an income tax benefit in the consolidated statements of operations in the period when the utilization of deferred tax assets is determined to be more likely than not.

        For fiscal 2010, our income tax provision included amounts determined under the provisions of FIN 48, Accounting for Uncertain Tax Positions (currently included as provisions of ASC Topic 740), which was adopted as of July 1, 2007 and is intended to satisfy additional income tax assessments, including interest and penalties, that could result from any tax return positions for which the likelihood of sustaining the position on audit does not meet a threshold of "more likely than not." The tax accrual included penalties and interest, which were recorded as a component of our income tax expense. Tax liabilities under FIN 48 were recorded as a component of our income taxes payable and other non-current liabilities balance and totaled $23.4 million as of June 30, 2010. The ultimate amount of taxes due will not be known until examinations are completed and settled or the audit periods are closed by statute.

        Our U.S. and foreign tax returns are subject to periodic compliance examinations by various local and national tax authorities through periods defined by the tax code in the applicable jurisdiction. The years prior to 2007 are closed in the United States, although the utilization of net operating loss carryforwards and tax credits generated in earlier periods will keep these periods open for examination. Similarly, the years prior to 2008 are closed in the United Kingdom, although the utilization of net operating loss carryforwards generated in earlier periods will keep the periods open for examination. Our Canadian subsidiaries are subject to audit from 2007 forward, and certain other of our international subsidiaries are subject to audit from 2003 forward. In connection with examinations of tax filings, tax contingencies can arise from differing interpretations of applicable tax laws and regulations relative to the amount, timing or proper inclusion or exclusion of revenue and expenses in taxable income or loss. For periods that remain subject to audit, we have asserted and unasserted potential assessments that are subject to final tax settlements.

Recently Adopted Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board, or FASB, issued ASC Topic 820, Fair Value Measurements and Disclosures, which enhances existing guidance for measuring assets and liabilities at fair value. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB permitted companies to partially defer the effective date of ASC Topic 820 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted ASC Topic 820 on July 1, 2008. The adoption of ASC Topic 820 did not have a material impact on our consolidated financial statements. In January 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures including significant transfers into and out of Level 1 and Level 2 fair value measurements and a reconciliation of Level 3 fair value measurements including purchases, sales, issuances, and settlements on a gross basis. It also clarifies existing disclosures regarding the level of disaggregation, inputs and valuation techniques. We adopted

ASU No. 2010-06 during the third quarter of fiscal 2010 and it did not have a material impact on our financial operations, results of operations or cash flows.

        In May 2009, the FASB issued ASC Topic 855, Subsequent Events. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009. We adopted ASC Topic 855 on April 1, 2009. The adoption of ASC Topic 855 did not have a material impact on our consolidated financial statements. In January 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements. As a result of ASU No. 2010-09, ASC Topic 855 no longer requires entities to disclose the date through which subsequent events have occurred. We adopted ASU No. 2010-09 during the third quarter of fiscal 2010. The adoption of ASU No. 2010-09 did not have a material impact on our financial operations, results of operations or cash flows.

        In December 2007, the FASB issued ASC Topic 810, Consolidation, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The authoritative guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 is effective for fiscal years beginning after December 15, 2008. We adopted the provisions of ASC Topic 810 as of July 1, 2009. The adoption of ASC Topic 810 did not have a material impact on our financial operations, results of operations or cash flows as there were no minority interests reported as of June 30, 2010.

        In April 2008, the FASB issued additional authoritative guidance to ASC Topic 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC Topic 350. The updated guidance was effective for fiscal years beginning after December 15, 2008. We adopted the provisions of our new guidance as of July 1, 2009. The adoption of our new provisions did not have a material impact on our financial operations, results of operations or cash flows, due to the immaterial value of intangibles as of June 30, 2010 and 2009.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the provisions of SFAS No. 168 on July 1, 2009. The implementation of this standard did not have a material impact on our financial operations, results of operations or cash flows.

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS No. 166 removes the concept of a qualifying special purpose entity from ASC Topic 860 and removes the exception from applying FASB Interpretation No. 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. We adopted the provisions of SFAS No. 166 on July 1, 2010. The adoption of SFAS No. 166 did not have a material impact on our financial operations, results of operations or cash flows.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We adopted the provisions of SFAS No. 167 on July 1, 2010. The adoption of SFAS No. 167 did not have a material impact on our financial operations, results of operations or cash flows.

        In September 2009, the FASB issued ASU No. 2009-13 (previously Emerging Issues Task Force, or EITF, Issue No. 08-1, Revenue Arrangements with Multiple Deliverables). ASU No. 2009-13 superseded EITF 00-21, Revenue Arrangements with Multiple Deliverables, to eliminate the requirement that all undelivered elements have VSOE or third-party evidence before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or third-party evidence of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or third-party evidence or are based on the entity's estimated selling price. Application of the "residual method" of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We adopted ASU No. 2009-13 on July 1, 2010. We do not expect the adoption of ASU No. 2009-13 to have a material effect on our financial operations, results of operations or cash flows.

        In September 2009, the FASB issued ASU No. 2009-14 (previously EITF 09-3, Certain Revenue Arrangements that Include Software Elements). ASU No. 2009-14 amends the scope of software revenue recognition to exclude tangible products that contain both software and non-software components that function together to deliver a product's essential functionality. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We adopted ASU No. 2009-14 on July 1, 2010. The adoption of ASU No. 2009-14 did not have a material effect on our financial operations, results of operations or cash flows.

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

Foreign Currency Exposure

        In fiscal 2010, 24% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar.

        Foreign currency risk arises primarily from the net difference between (a) non-U.S. dollar receipts from customers outside the United States and (b) non-U.S. dollar operating costs for subsidiaries in foreign countries. Although it was our historical practice to hedge the majority of our non-U.S. dollar receipts, beginning in late fiscal 2008 we revised this practice to evaluate the need for hedges based on only the net exposure to foreign currencies. We measure our net exposure to each currency for which we have either cash inflows or outflows.

        During fiscal 2010 and 2009, our largest exposures to foreign exchange rates existed primarily with the Euro, Pound Sterling, Canadian dollar, and Japanese Yen against the U.S. dollar. Based on the anticipated net exposures to these currencies, we believe that our foreign currency risk is not large enough to warrant hedging, and we therefore had no foreign currency exchange contracts outstanding at June 30, 2010 or 2009.

        During fiscal 2010 and 2009, we recorded $2.6 million and $1.8 million, respectively, of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by $1.5 million for fiscal 2010 and by $4.7 million for fiscal 2009.

    Investment Portfolio

        We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses, as our investments consist primarily of money market accounts. At June 30, 2010, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Item 8.    Financial Statements and Supplementary Data.

        The following consolidated financial statements specified by this Item, together with the reports thereon of KPMG LLP, are presented following Item 15 of this Form 10-K:

Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended June 30, 2010, 2009 and 2008
Consolidated Balance Sheets as of June 30, 2010 and 2009
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the years ended June 30, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended June 30, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

a)    Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)    Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

        Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of June 30, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of June 30, 2010, our internal control over financial reporting was not effective.

    •    Inadequate and ineffective controls over income tax accounting and disclosure

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

        This material weakness contributed to material post-closing adjustments which have been reflected in the financial statements for fiscal 2010. These adjustments resulted in changes in deferred income tax assets and liabilities, accrued tax liability, income tax expense, retained earnings and related disclosures.

    •    Inadequate and ineffective controls over the recognition of professional services revenue

        We did not have adequate controls that provided reasonable assurance that professional services revenue was recorded in accordance with GAAP. Specifically, we did not have: (a) appropriately documented policies and procedures, and adequately designed or effectively operating review controls to ensure that professional services revenue would be recorded consistently in accordance with GAAP; (b) effective controls over communications between professional services project management and corporate finance regarding matters that may have consequences to revenue recognition of professional services; (c) appropriately designed or effectively operating review controls to ensure that professional services-related bundling arrangements were accounted for properly, primarily concerning professional services bundled with licenses and professional services bundled with other professional services; and (d) appropriately designed system configuration controls to ensure that data and reports generated from the system can be relied upon for the purpose of accurately and timely recording professional services revenue in accordance with GAAP.

        KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of June 30, 2010. Its report appears below.

c)    Changes in Internal Control Over Financial Reporting

        As previously reported in Item 9A of our annual report on Form 10-K for the year ended June 30, 2009, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act). As a result of those material weaknesses in our internal control over financial reporting, our management, including our chief executive officer and chief financial officer, concluded that our internal controls over financial reporting were not effective as of June 30, 2009. Those material weaknesses included the following:

  •
  Inadequate and ineffective monitoring controls;

  •
  Inadequate and ineffective controls over the periodic financial close process;

  •
  Inadequate and ineffective controls over income tax accounting and disclosure; and

  •
  Inadequate and ineffective controls over the recognition of revenue.

        During the quarter ended June 30, 2010, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

d)    Remediation Efforts

        We determined that the following material weaknesses (reported in our Form 10-K for fiscal 2009) were remediated as of June 30, 2010:

  •
  Inadequate and ineffective monitoring controls;

  •
  Inadequate and ineffective controls over the periodic financial close process; and

  •
  Inadequate and ineffective controls over the recognition of license, maintenance and training revenue.

        The remediation efforts in fiscal 2010 that were evidenced in the fourth quarter included the following:

  •
  Enhanced people management to recruit and retain qualified finance professionals to help ensure the effective implementation of the key controls and remedial actions designed to address the areas where material weaknesses were previously identified, and to help maintain the control environment and renewed sense of accountability on an ongoing basis;

  •
  Enhanced monitoring and review controls to help ensure that proper accounting for all complex, non-routine transactions is researched, detailed in memoranda and reviewed by senior management prior to recording;

  •
  Implemented detailed period-end closing and reporting schedules to ensure that all closing activities were properly monitored and completed in a timely manner, including timely review of period-end account reconciliations;

  •
  Enhanced information technology general controls including configuration and user access review to help provide a reliable information infrastructure and reduce the level of inefficient manual reviews and reconciliations;

  •
  Enhanced procedures and implemented system configuration controls to help ensure that cash flows used or provided from operating, investing and financing activities used to compile the cash flow statement are calculated accurately; and

  •
  Introduced a new subscription-based license offering for our aspenONE software suite that was available as of July 9, 2009. The introduction of this new product offering brought about a change from the upfront revenue recognition to the subscription basis revenue recognition model. This change simplified certain business processes, decreased the complexities of our license revenue recognition, reduced the risk of license revenue being misstated in our periodic financial reports and allowed us to successfully implement the following enhancements:

  •
  Integrated and automated certain order processing methods and procedures including order entry, billing and revenue recognition, to help management maintain the level of quality and timely review of license revenue transactions; and

  •
  Improved system configuration to automate some critical financial reports to provide management with reliable data to record license revenue accurately and completely.

        In the third and fourth quarters of fiscal 2010, we hired senior financial management with subject matter expertise in the tax and professional services departments. In the third and fourth quarters of fiscal 2010, we also started implementing the following measures to improve our internal controls over income tax accounting and disclosure and recognition of professional services revenue. We plan to further enhance these measures in fiscal 2011.

  •
  Redesigned our tax accounting function, process and related controls to ensure that our accounting for income taxes and related disclosures can be completed accurately and in a timely manner; and

  •
  Reviewed our professional services business processes, redesigned and documented critical procedures and controls, in order to:

  •
  Enhance presale review to help ensure that reliable revenue accounting determinations are provided in a timely manner;

  •
  Enhance management monitoring of project status to ensure that all data that has revenue recognition impact are available and reviewed for the purpose of recording professional services revenue completely, accurately and in a timely manner;

  •
  Ensure that multiple-element arrangements where services are bundled with a license or other services arrangements are properly accounted for; and

  •
  Automate project accounting to have appropriately designed system configuration controls to ensure that data and reports generated from the system can be relied upon for the purpose of accurately and timely recording revenue in accordance with GAAP.

e)    Remediation Plans

        Management, in coordination with the input, oversight and support of the audit committee of our board of directors, has identified the above-mentioned measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. We began implementing these measures in the third and fourth quarters of fiscal 2010. We expect these remedial actions to be effectively implemented in fiscal 2011 and to successfully remediate material weaknesses that are reported within this Form 10-K by the end of fiscal 2011.

        If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or if additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described above in "Item 1A. Risk Factors—In preparing our consolidated financial statements for fiscal 2010, our management identified two material weaknesses in our internal control over financial reporting, and our failure to effectively remedy these or other material weaknesses could result in material misstatements in our financial statements and the loss of investors' confidence in our reported financial information."

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aspen Technology, Inc.:

        We have audited Aspen Technology, Inc.'s and subsidiaries (the "Company") internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and included in management's assessment related to the following:

  •
  Inadequate and ineffective controls over income tax accounting and disclosure

  •
  Inadequate and ineffective controls over the recognition of professional services revenue

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2010 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated September 1, 2010, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boston, Massachusetts
September 1, 2010

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

    Biographical Information

        The following table sets forth information regarding our executive officers and directors, including their ages, as of August 16, 2010:

Name	Age	Position
Mark E. Fusco	49	President, Chief Executive Officer and Director
Mark P. Sullivan	54	Executive Vice President and Chief Financial Officer
Antonio J. Pietri	45	Executive Vice President, Field Operations
Manolis E. Kotzabasakis	51	Executive Vice President, Sales and Strategy
Frederic G. Hammond	50	Senior Vice President, General Counsel and Secretary
Donald P. Casey	64	Director
Gary E. Haroian	58	Director
Stephen M. Jennings	49	Director
Joan C. McArdle	58	Director
David M. McKenna	43	Director
Michael Pehl	49	Director

        Mark E. Fusco has served as our President and Chief Executive Officer since January 2005 and as one of our directors since 2003. Mr. Fusco served as president and chief operating officer of Ajilon Consulting, an IT consulting firm, from May 2002 to January 2005, and as executive vice president of Ajilon Consulting from 1999 to 2002. Mr. Fusco was a co-founder of Software Quality Partners, an IT consulting firm specializing in software quality assurance and testing that was acquired by Ajilon Consulting in 1999, and served as president of Software Quality Partners from 1994 to 1999. From 1994 to 1999, Mr. Fusco also served as president of Analysis and Computer Systems, Inc., a producer of simulation and test equipment for digital communications in the defense industry. Mr. Fusco was a professional ice hockey player for the Hartford Whalers of the National Hockey League, and was a member of the 1984 U.S. Olympic ice hockey team. He holds a B.A. in Economics from Harvard College and an M.B.A. from the Harvard Graduate School of Business Administration. We believe Mr. Fusco's qualifications to serve on our board of directors include his extensive knowledge of our business, his experience in founding and building technology companies as well as his corporate vision and operational knowledge, which provide strategic guidance to the board of directors. As our President and Chief Executive Officer, Mr. Fusco provides essential insight and guidance to our board of directors from an insider perspective of our day-to-day operations. In addition, Mr. Fusco's experience in senior management positions at various other companies brings beneficial leadership and operational experience to our board of directors.

        Mark P. Sullivan has served as our Executive Vice President since August 2010 and Chief Financial Officer since July 2009. Mr. Sullivan previously served as our Senior Vice President from July 2009 to July 2010. He served as a financial consultant to our company from March 2009 through June 2009. From 1994 to December 2008, Mr. Sullivan served in various financial executive positions at Fidelity Investments, a diversified financial services company. From 1987 to 1993, he served as Chief Operating Officer and Principal Finance and Accounting Officer at Westerbeke Corporation, a manufacturer of generators, diesel propulsion engines and other power solutions for commercial and recreational marine applications. During 1987, he served as Consulting Manager in the Business Investigatory Services group of Coopers & Lybrand Company, a public accounting and professional services firm which merged with Price Waterhouse in 1998 to form PricewaterhouseCoopers LLP. From 1980 to 1987, he held a number of financial leadership roles with Analog Devices, Inc., a manufacturer of analog, mixed-signal and digital signal processing integrated circuits used in industrial, communication, computer and consumer applications. He holds a B.A. from Middlebury College and an M.S. in Management from the Massachusetts Institute of Technology.

        Antonio J. Pietri has served as our Executive Vice President, Field Operations since July 2007. Mr. Pietri served as our Senior Vice President and Managing Director for our Asia-Pacific region from 2002 to June 2007 and held various other positions with our company from 1996 until 2002. From 1992 to 1996, he was at Setpoint Systems, Inc., which we acquired, and before that he worked at ABB Simcon and AECTRA Refining and Marketing, Inc. He holds an M.B.A. from the University of Houston and a B.S. in Chemical Engineering from the University of Tulsa.

        Manolis E. Kotzabasakis has served as our Executive Vice President, Sales and Strategy since August 2010. Mr. Kotzabasakis served as our Senior Vice President, Sales and Strategy from July 2007 to July 2010; our Senior Vice President, Worldwide Sales and Business Development from January 2005 to June 2007; our Senior Vice President, Marketing and Strategy from July 2004 to December 2004; our Senior Vice President, Engineering Business Unit from September 2002 to June 2004; Vice President of our Aspen Engineering Suite of Products, Research and Development from 1998 to 2002; and Director of our Advanced Process Design Group from 1997 to 1998. He holds a B.Sc. in Chemical Engineering from the National Technical University of Athens and an M.Sc. and Ph.D. in Chemical Engineering from the University of Manchester Institute of Science and Technology.

        Frederic G. Hammond has served as our Senior Vice President, General Counsel and Secretary since July 2005. From February to June 2005, Mr. Hammond was a partner at the law firm of Hinckley, Allen & Snyder LLP in Boston, Massachusetts. From 1999 through August 2004, Mr. Hammond served as vice president, business affairs and general counsel of Gomez Advisors, Inc., a performance management and benchmarking technology services firm. From 1992 to 1999, Mr. Hammond served as general counsel of Avid Technology, Inc., a provider of digital media creation, management and distribution solutions. Prior to 1992, Mr. Hammond was an attorney with the law firm of Ropes & Gray LLP in Boston, Massachusetts. He holds a B.A. from Yale College and a J.D. from Boston College Law School.

        Donald P. Casey has served as one of our directors since 2004. Since 2001, Mr. Casey has been an information strategy and operations consultant to technology and financial services companies. From 2000 to 2001, Mr. Casey served as president and chief operating officer of Exodus Communications, Inc., an Internet infrastructure services provider. From 1991 to 1999, Mr. Casey served as chief technology officer and president of Wang Global, Inc. Mr. Casey previously held executive management positions at Lotus Development Corporation, Apple Computer, Inc. and International Business Machines Corporation. He holds a B.S. in Mathematics from St. Francis College. We believe Mr. Casey's qualifications to serve on our board of directors include his many years of experience in the software industry, much of it with business software companies. His experience includes executive management and development roles. We believe Mr. Casey's extensive industry knowledge and industry perspective are beneficial for the board of directors.

        Gary E. Haroian has served as one of our directors since 2003. From 2000 to 2002, Mr. Haroian served in various positions, including as chief financial officer, chief operating officer and chief executive officer, at Bowstreet, Inc., a provider of software application tools. From 1997 to 2000, Mr. Haroian served as senior vice president of finance and administration and chief financial officer of Concord Communications, Inc., a network management software company. From 1983 to 1996, Mr. Haroian served in various positions, including chief financial officer, president, chief operating officer and chief executive officer, at Stratus Computer, Inc., a provider of continuous availability solutions. Mr. Haroian currently serves as a director of A123 Systems, a company that designs, develops, manufactures and sells advanced, rechargeable lithium-ion batteries and battery systems. He also serves as a director of Network Engines, Inc., a provider of server appliance solutions, Phase

Forward Incorporated, a provider of clinical trials and drug safety software, and Unica Corporation, a global provider of enterprise marketing management software. Mr. Haroian previously served on the board of directors of AuthorizeNet. Holdings (formerly known as Lightbridge, Inc.), a provider of transaction and payment processing services from 2005 to 2007, and Embarcadero Technologies, Inc., a provider of database management solutions from 2004 to 2006. Prior to 1983, Mr. Haroian was a Certified Public Accountant. He holds a B.A. in Economics and a B.B.A. in Accounting from the University of Massachusetts Amherst. We believe that Mr. Haroian's qualifications to serve on our board of directors include his extensive advisory experience to various emerging technology companies, his service on the boards of directors of other public companies and his financial and accounting expertise.

        Stephen M. Jennings has served as our Chairman of the Board since January 2005 and as one of our directors since 2000. Mr. Jennings has been the Managing Partner of The Monitor Group, a strategy consulting firm since 2006, and has served as a director there since 1996. He also serves as a director of LTX-Credence Corporation, a semiconductor test equipment manufacturer. He holds a B.A. in Economics from Dartmouth College and an M.A. (Oxon) from Oxford University, where he studied Philosophy, Politics and Economics as a Marshall Scholar. We believe Mr. Jennings's qualifications to serve on our board of directors include his experience in building companies from earliest stages of growth to mature companies. As a consultant in the technology sector and other industries, he brings valuable different perspectives to the board of directors.

        Joan C. McArdle has served as one of our directors since 1994. Ms. McArdle has served as a senior vice president of Massachusetts Capital Resource Company, an investment company, since 2001, and served as a vice president of Massachusetts Capital Resource Company from 1985 to 2001. She holds an A.B. in English from Smith College. We believe Ms. McArdle's qualifications to serve on our board of directors include her experience in building and financing companies from earliest stages of growth to mature technology companies. In addition, Ms. McArdle's knowledge of the technology industry and venture experience enable her to provide the board of directors with valuable strategic advice.

        David M. McKenna has served as one of our directors since 2006. Since January 2008, Mr. McKenna has been a managing Partner of Advent International Corporation, a private equity firm. From 2003 to December 2007, Mr. McKenna was a Managing Director at the firm. From 1992 to 2000, he held various positions with Advent International. Prior to returning to Advent International, Mr. McKenna was a principal at Bain Capital from 2000 to 2003. He holds a B.A. in English from Dartmouth College. We believe Mr. McKenna's qualifications to serve on our board of directors include his experience in building companies from earliest stages of growth to mature technology companies. In addition, Mr. McKenna's knowledge of software industry trends, international markets and private equity experience enable him to provide the board of directors with valuable strategic advice.

        Michael Pehl has served as one of our directors since 2003. Mr. Pehl has been a partner of North Bridge Growth Equity, a growth equity fund, since February 2007. Before joining North Bridge, Mr. Pehl was an operating partner of Advent International Corporation from 2001 to December 2006. From 1999 to 2000, Mr. Pehl held various positions, including president, chief operating officer and director, at Razorfish, Inc., a strategic, creative and technology solutions provider for digital businesses. From 1996 to 1999, Mr. Pehl was chairman and chief executive officer of International Integration, Inc. (i-Cube), which was acquired by Razorfish, Inc. Prior to joining i-Cube, Mr. Pehl was a founder of International Consulting Solutions, Inc., an SAP implementation and business process consulting firm. We believe Mr. Pehl's qualifications to serve on our board of directors include his deep experience in building companies from the earliest stages of growth to mature technology companies, as a seasoned investor in various technology companies, and his insight into capital formation and operational development matters.

    Family Relationships

        There are no family relationships among any of our directors or executive officers.

    Compensation Committee Interlocks and Insider Participation

        Neither Donald Casey nor Stephen Jennings, the members of the compensation committee, is or has ever been an officer or employee of our company or any of our subsidiaries, nor has been party to any related person transaction involving our company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our board of directors or compensation committee.

Board of Directors

    Composition

        The board of directors currently consists of seven members. The board is divided into three classes, with the classes serving for staggered three-year terms. The members of the classes are as follows:

  •
  the class I directors are Mark Fusco and Gary Haroian, and their terms will expire at the 2012 annual meeting of stockholders;

  •
  the class II directors are Donald Casey, Stephen Jennings and Michael Pehl, and their terms will expire at the 2010 annual meeting of stockholders, which is expected to be held in December 2010; and

  •
  the class III directors are Joan McArdle and David McKenna and their terms will expire at the 2011 annual meeting of stockholders.

        Directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

        All of the members of the board of directors are independent as defined under the rules of The NASDAQ Global Select Market with the exception of Mr. Fusco, who serves as our president and chief executive officer.

    Committees

        The board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. All of the members of each of these standing committees are independent as defined under the rules of The NASDAQ Global Select Market and, in the case of the audit committee, the independence requirements set forth in Rule 10A-3 under the Securities Exchange Act.

  Audit Committee

        The members of the audit committee are Donald Casey, Gary Haroian and Joan McArdle. Mr. Haroian chairs the audit committee. The board of directors has determined that all the members of the audit committee are independent directors as defined under NASDAQ rules, including the independence requirements set forth in Rule 10A-3 under the Securities Exchange Act. The board has determined that Mr. Haroian is an "audit committee financial expert" as defined in applicable SEC rules. The responsibilities of the audit committee include:

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

  •
  receiving and reviewing the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communication with the Audit Committee concerning independence and discussing with the independent registered public accounting firm any disclosed relationships between them and our company; and

  •
  preparing the audit committee report for our annual proxy statement required by SEC rules.

  Compensation Committee

        The members of the compensation committee are Donald Casey and Stephen Jennings. Mr. Casey chairs the compensation committee. The board of directors has determined that all the members of the compensation committee are independent directors as defined under NASDAQ rules. The purpose of the compensation committee is to discharge the responsibilities of the board of directors relating to compensation of executive officers. Specific responsibilities of the compensation committee include:

  •
  annually reviewing and approving, or making recommendations to the independent members of the board with respect to, corporate goals and objectives relevant to chief executive officer and other executive officer compensation;

  •
  making recommendations to the independent members of the board with respect to, the compensation of our chief executive officer and chief financial officer and reviewing and approving the compensation of our other executive officers;

  •
  overseeing an evaluation of executive officers;

  •
  overseeing and administering cash and equity incentive plans;

  •
  reviewing and making recommendations to the board with respect to director compensation;

  •
  reviewing and discussing annually with management our "Compensation Discussion and Analysis"; and

  •
  preparing the compensation committee report required by SEC rules.

  Nominating and Corporate Governance Committee

        The members of our nominating and corporate governance committee are Donald Casey, Gary Haroian, Stephen Jennings and Joan McArdle. Mr. Jennings chairs this committee. Our nominating and corporate governance committee's responsibilities include:

  •
  identifying individuals qualified to become members of the board of directors;

  •
  recommending to the board the persons to be nominated for election as directors and to each of the board committees;

  •
  developing and recommending to the board corporate governance principles; and

  •
  overseeing an annual evaluation of the board.

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

Incorporation by Reference

        Certain information required under this Item 10 will be incorporated by reference to our definitive proxy statement for our 2010 annual meeting of stockholders under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation.

Director Compensation

        The following table provides information regarding the compensation paid to our non-employee members of the board of directors in fiscal 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total($)
Donald P. Casey	$201,638	$93,113	$294,751
Gary E. Haroian	174,638	93,113	267,751
Stephen M. Jennings	216,638	93,113	309,751
Joan C. McArdle	164,638	93,113	257,751
David M. McKenna	102,638	93,113	195,751
Michael Pehl	100,138	93,113	193,251

(1)
The amounts shown represent grant date fair value calculated in accordance with ASC Topic 718 with respect to restricted stock units granted to the directors. Each restricted stock unit was fully vested on the grant date. The aggregate number of option awards outstanding held by each of our non-employee directors as of June 30, 2010 was as follows: Mr. Casey, 48,000; Mr. Haroian, 48,000; Mr. Jennings, 75,548; Ms. McArdle, 75,548; Mr. McKenna, 24,000; and Mr. Pehl, 60,000.

        In fiscal 2010, we paid our non-employee directors an annual fee of $25,000 for their services as directors, and we paid annual retainers as set forth in the table below. All annual retainers are payable in monthly installments.

Position	Retainer
Chairman of the Board	$75,000
Audit Committee Chair	30,000
Audit Committee Member	20,000
Compensation Committee Chair	15,000
Compensation Committee Member	7,500

        We also paid each director $2,500 for participation in our quarterly board meetings, and $2,000 for participation in all other board or committee meetings of at least one hour duration. All participation fees are payable quarterly.

        In January 2008 the board determined to grant each non-employee director options to purchase 21,000 shares of our common stock on the second trading day immediately following our becoming current in our SEC filings. Of those shares, 15,000 would vest immediately on the date of grant and the balance would vest in two equal quarterly installments on the last business day of the two quarters following the date of grant. The options would have an exercise price equal to the closing price of our common stock on the business day immediately preceding the date of grant and would have a term of ten years.

        In October 2009 the board determined to supersede the aforementioned January 2008 resolution and resolved instead to grant 9,750 restricted stock units to each non-employee director contemporaneously with the next annual program grant to our employees. The restricted stock units were granted on November 9, 2009, and were fully vested on the grant date. The board further resolved that each non-employee director be paid cash in an amount equal to 5,250 times the closing price per share of our common stock on the last trading day before the grant date, which was the date of program grants to our employees. Payment was made no later than thirty days following date of grant.

        We require our directors to own shares of our common stock with a dollar value equal to their annual retainer, which they have a period of time to achieve.

Executive Compensation

    Compensation Discussion and Analysis

        This Compensation Discussion and Analysis provides information regarding our compensation programs and policies for fiscal 2010 for our named executive officers, or NEOs, who consist of:

  •
  Mark Fusco, our President and Chief Executive Officer;

  •
  Mark Sullivan, our Executive Vice President and Chief Financial Officer;

  •
  Antonio Pietri, our Executive Vice President, Field Operations;

  •
  Manolis Kotzabasakis, our Executive Vice President, Sales and Strategy; and

  •
  Frederic Hammond, our Senior Vice President, General Counsel and Secretary.

  Objectives and Philosophy of Our Executive Compensation Program

        Our compensation philosophy for our executive officers is based on a desire to ensure sustained financial and operating performance, and to reward and retain talent that we believe is critical to our ongoing success. We believe that the compensation of our executive officers should align their interests with those of our stockholders and focus behavior on the achievement of both near-term corporate targets as well as long-term business objectives and strategies.

        The primary objectives of our executive compensation program are as follows:

  •
  attract and retain talented and experienced executives in the highly competitive technology and software industries;

  •
  reward and retain executives whose knowledge, skills and performance are critical to our continued success, and simultaneously align their interests with those of our stockholders by motivating them to increase stockholder value;

  •
  balance retention compensation with pay-for-performance compensation by ensuring that a significant portion of total compensation is determined by financial operating results and the creation of stockholder value; and

  •
  motivate our executives to manage our business to meet short-term and long-term objectives and reward them appropriately for meeting or exceeding them.

        Our compensation is also designed to allow us to attract and retain senior executives critical to our long-term success by providing competitive compensation packages and recognizing and rewarding individual contributions, to ensure that executive compensation is aligned with corporate strategies and business objectives, and to promote the achievement of key strategic and financial performance measures.

      Components of Our Executive Compensation Program

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

        In determining the amount and form of these compensation elements, we may consider a number of factors, including the following:

  •
  compensation levels paid by companies in our peer group, with a particular focus on target levels for cash compensation based on cash compensation targets of similarly situated officers employed by the peer companies, as we believe this approach helps us to hire and retain the best possible talent while at the same time maintaining a reasonable and responsible cost structure;

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

  •
  broader economic conditions, in order to ensure that our pay strategies are effective yet responsible, particularly in the face of any unanticipated consequences of the broader economy on our business; and

  •
  individual negotiations with NEOs, particularly in connection with their initial compensation package, as these executives may be leaving meaningful compensation opportunities at prior employers—or may be declining significant compensation opportunities at other potential employers—in order to come work for us, as well as negotiations upon their departures, as we recognize the benefit to our stockholders of seamless transitions.

        While our compensation committee does not have a formal policy for determining the allocation between cash and non-cash compensation, or short-term and long-term compensation, historically the compensation committee has allocated a greater percentage of an executive's total target compensation to variable compensation and equity compensation as they assume greater responsibility in the organization. The compensation committee determines the percentage mix of compensation they believe is appropriate for each executive taking into account specific responsibilities within the company, the talent and expertise necessary to achieve our corporate objectives, and specific expected performance outcomes for the year.

  Role of the Compensation Committee

        The compensation committee of the board of directors oversees our executive compensation program. In this role, the compensation committee is generally responsible for reviewing, modifying, approving and otherwise overseeing the compensation policies and practices applicable to our employees, including the administration of our equity and employee benefit plans. As part of this responsibility, the compensation committee reviews and approves (or recommends for approval by a majority of the independent directors), the compensation structure for our NEOs. The board is responsible for establishing corporate objectives and targets for purposes of variable cash compensation. For fiscal 2010, the board approved the corporate objectives of global license bookings and cash flow from operations as targets for our cash bonus plan.

        The compensation committee historically has, at its discretion, presented to the board information regarding executive compensation matters for all executives. Compensation matters for all executives other than the chief executive officer are approved by the compensation committee and presented to the board for informational purposes. The compensation committee presents to the board its recommendations on compensation matters for the chief executive officer, including base salary and target bonus levels, for approval by the independent directors. In fiscal 2010, the board approved the compensation committee's recommendations as presented.

        As part of its deliberations, in any given year, the compensation committee reviews and considers materials such as our financial reports and projections, operational data, tax and accounting information that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, our stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels, industry and peer company benchmark data, and the recommendations of our chief executive officer. The compensation committee may review materials and advice provided by an independent compensation consultant, but did not engage any compensation consultants in determining or recommending the amount, form or any other aspect of executive compensation for fiscal 2010.

  Role of Management

        For NEOs other than our chief executive officer, the compensation committee solicits and considers the performance evaluations and compensation recommendations submitted to the compensation committee by the chief executive officer. In the case of the chief executive officer, the board of directors (other than the chief executive officer) evaluates his performance and determines his compensation. Mark Fusco, our chief executive officer and one of our directors, participated in the meetings of the compensation committee related to the amount of the fiscal 2010 compensation packages for each of the NEOs, other than for Mr. Fusco.

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

  Compensation Benchmarking

        The compensation committee reviews relevant market and industry practices on executive compensation to balance our need to compete for talent with our need to maintain a reasonable and responsible cost structure, as well as with the goal of aligning the interests of the NEOs with those of our stockholders. In making compensation decisions, the compensation committee reviewed information on practices, programs and compensation levels implemented by a peer group selected by the compensation committee and also used as a reference point the IPAS Global Technology Survey and Culpepper Global Survey, or collectively the other global industry survey sources. The composition of the peer group is reviewed and updated by the compensation committee annually, based in part on recommendations of our chief executive officer and chief financial officer.

      Peer Group

                Fiscal 2010

        The peer group selected by the compensation committee for fiscal 2010 consists of companies that are U.S. publicly-traded software companies, that have revenue within a specified range of our revenue, have a similar business model, size (or are otherwise in the same geographical location) and that the compensation committee believes compete with us for executive talent. At the time the compensation committee reviewed peer group data for purposes of fiscal 2010, the peer group had annual revenue of between $256 million and $1.07 billion. For fiscal 2010, the 14 companies included in the peer group were:

ANSYS, Inc.
Epicor Software Corporation
i2 Technologies, Inc.
Informatica Corporation
JDA Software Group, Inc.
Lawson Software, Inc.
Manhattan Associates, Inc.
Mentor Graphics Corporation
Nuance Communications, Inc.
Parametric Technology Corporation
Progress Software Corporation
QAD Inc.
TIBCO Software Inc.
Wind River Systems, Inc.

  Compensation Positioning and Compensation Allocations

        In general, the compensation committee sets cash compensation elements as follows, with compensation above this level possible for exceptional performance:

  •
  base salaries at or near the 50th percentile for our peer group; and

  •
  target cash bonus compensation ranging from the 60th to the 75th percentile for our peer group.

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

        Benchmarking is not the only factor the compensation committee considers in setting either element of cash compensation. The equity compensation element is not benchmarked to a specific peer group percentile, although peer group data, including mean and distribution data for peer company officers, are analyzed and considered by the compensation committee in the process of determining compensation levels for NEOs. A number of other factors, such as economic conditions, performance and individual negotiations, may play an important role (or no role) with respect to the cash or equity compensation offered to any NEO in a given year. In setting actual compensation levels for a NEO, the compensation committee, in addition to considering peer group data, also considers the NEO's duties and responsibilities and the NEO's ability to influence corporate performance. In addition to peer group analysis, the compensation committee also reviews global industry survey data to confirm the reasonableness of proposed compensation levels. The compensation committee believes this general approach helps us to compete in hiring and retaining the best possible talent while at the same time maintaining a reasonable and responsible cost structure.

        The compensation committee considers actual realized compensation received in determining if compensation programs are meeting their objectives. It does not, however, typically reduce compensation plan targets because of compensation realized from prior awards, in order to avoid creating an inadvertent disincentive for exceptional performance.

  Reasons for Providing and Manner of Structuring the Key Compensation Elements

      Base Salary

        The compensation committee recognizes the importance of base salary as an element of compensation that helps to attract and retain our executives. We provide base salary as a fixed source of compensation for our executives, allowing them a degree of certainty as a significant portion of their total compensation is "at risk" and dependent upon the achievement of financial goals and individual objectives. Base salary is used to recognize the performance, skills, knowledge, experience and responsibilities required of all our employees, including our NEOs. We target base salary levels at approximately the 50th percentile of our peer group.

        Historically, the compensation committee has reviewed the annual salaries for each of our NEOs on an annual basis, considering whether existing base salary levels continue to be at approximately the 50th percentile for our peer group and other global industry survey data. In addition to considering the peer group and other global industry survey data, the compensation committee may also, but does not always, consider other factors, including the experience, tenure and performance of a NEO, the scope of the NEO's responsibility, the salary level negotiated by a NEO in any existing employment agreement, broader economic conditions, our financial health, and the extent to which the compensation committee is generally satisfied with the NEO's past performance and expected future contributions.

                Fiscal 2010

        For fiscal 2010 base salaries for our NEOs other than Mr. Sullivan, the compensation committee initially consulted the peer group and other global industry data. Due to the current economic environment, however, the compensation committee determined that, rather than perform a detailed analysis by NEO against the peer group and other global industry data, they would keep base salaries at their fiscal 2009 levels (as was the case for all employees), irrespective of where the NEOs' base salaries fell against the peer group data. We hired Mr. Sullivan in July 2009 and the compensation committee recommended to the board of directors that he be given a base salary of $300,000 for fiscal 2010, which the compensation committee believed was competitive based on his prior experience and taking into account our peer group and other global industry survey data, and the board approved that recommendation.

      Variable Cash Compensation

        In addition to base salary, executives are eligible to earn additional cash compensation through annual (that is, short-term) variable cash bonuses. These are intended to motivate executives to work at the highest levels of their individual abilities and to achieve company-wide operating and strategic objectives as well as individual objectives. The compensation committee recognizes the important role that variable cash compensation plays in attracting and retaining executives and therefore generally seeks to set target levels for variable bonuses (that is, payouts for target performance achievement) so that target cash bonus compensation ranges from the 60th to the 75th percentile for target cash bonus compensation of similarly situated executives at our peer group.

        The compensation committee generally starts the process of determining the target bonus levels, and the individual performance goals by which performance will be measured under the bonus programs for executives (other than the chief executive officer, whose target bonus level and individual performance goals are set by the board of directors), in the last quarter before the start of the applicable fiscal year. Typically, in the fourth quarter of each fiscal year, the compensation committee considers potential individual performance measures and the target bonus percentages for the next fiscal year for executives (other than the chief executive officer). As part of this analysis, the compensation committee considers the likely bonus payouts for the ongoing fiscal year for executives (other than the chief executive officer) and reviews its preliminary analysis with the chief executive officer, in connection with their consideration of expected financial results for the prior year, budgets for the applicable year and the economic forecast for the applicable year. The compensation committee also considers peer group company data provided by the chief executive officer and the chief financial officer. The chief executive officer then makes a recommendation to the compensation committee as to the target bonuses that the other executives should be eligible to earn for the applicable year, and the compensation committee reviews those recommendations. Generally, in the first quarter of a fiscal year, after financial results for the prior year have become available, the compensation committee reviews and finalizes its earlier discussions regarding the structure and elements of compensation for the new fiscal year. Among other things, the board of directors approves the corporate performance goals for the year and the compensation committee determines individual performance goals (other than goals for the chief executive officer which are set by the board of directors).

        The process of the compensation committee and, with respect to the chief executive officer, the board of directors for establishing variable cash compensation for fiscal 2010 was completed in the first quarter of fiscal 2010. As with base salaries for fiscal 2010, the compensation committee initially consulted the peer group and other global industry data but, due to the current economic environment, determined not to perform a detailed analysis by NEO against the peer group and other global industry data. Instead, the compensation committee decided to keep variable compensation targets at their fiscal 2009 levels (as was the case for all employees), irrespective of where the NEOs' target bonus amounts fell against the peer group data. In September 2009 the compensation committee and, with respect to our chief executive officer, the board of directors approved the Executive Annual Incentive Bonus Plan for fiscal 2010, or 2010 Executive Plan, an incentive bonus plan for our executives for fiscal 2010. The participants in the 2010 Executive Plan include Mark Fusco, Mark Sullivan, Antonio Pietri, Manolis Kotzabasakis and Frederic Hammond and those other executives who report directly to our chief executive officer.

      2010 Executive Plan

        Any amounts earned under the 2010 Executive Plan are payable in cash and directly tied to achievement of corporate financial targets and individual performance goals. Amounts payable under the 2010 Executive Plan are based and weighted as follows:

  •
  65% of the overall bonus is based on our corporate achievement of target global license bookings (calculated as the net present value of license bookings) of $200 million; and

  •
  35% of the overall bonus is based on our corporate achievement of target cash flow from operations of $22.9 million.

        In connection with the 2010 Executive Plan, the board of directors selected global license bookings and cash flow from operations as the primary corporate performance goals for fiscal 2010. The board chose these goals because it expected that, particularly in light of the implementation of our new aspenONE licensing model, those two goals would be the best indicators of the achievement of the execution of our operating plan in fiscal 2010 and would be important to increasing the value of our common stock, therefore aligning the financial interests of executives with those of our stockholders. The goals were based upon targets approved by the board as part of our fiscal 2010 operating plan. In order for any bonus to be payable to any executive under either the global license bookings or operating cash flow metric, we must achieve at least 70% of the applicable target metric. Each metric is measured and funded independently. Accordingly, the compensation committee generally sets the target performance level for the corporate financial objectives at a level that would only be achieved if we continued to substantially improve on our past levels of performance, and if our executives performed at very high levels. As a result, the compensation committee believed that global license bookings and cash flow from operations targets would be difficult to reach but would be attainable with significant effort, but would not entail taking inappropriate risks.

        An executive must also achieve individual performance objectives established in connection with the 2010 Executive Plan. The compensation committee established, and assessed compliance with, individual performance goals for Mark Fusco, and Mr. Fusco, as chief executive officer, developed, and assessed compliance with, individual goals for the chief financial officer and the three other NEOs covered by the 2010 Executive Plan, subject to the compensation committee's review. The compensation committee approved the individual performance goals for Antonio Pietri, Manolis Kotzabasakis and Frederic Hammond, and recommended to the board approval of the goals for Messrs. Fusco and Sullivan. The board subsequently approved the individual performance goals for each of Messrs. Fusco and Sullivan. Under the 2010 Executive Plan, each executive will receive a performance achievement rating between 80% and 100%, which will be used as a multiplier against the funded level of each financial metric to determine a final earned bonus under each financial metric. As part of the negotiations of initial compensation for Mr. Sullivan when he joined us in July 2009, the compensation committee agreed that payment of his target bonus would be guaranteed for fiscal 2010.

        In fiscal 2010, performance was evaluated at mid-year and at year-end, and the bonus was allocated up to 25% to mid-year and 75% to year-end. Achievement below 25% at mid-year can be made up by the executive at the end of year based on year-end results. The year-end calculation will also weighted by the individual performance assessment rating.

        No award is payable to an executive under the plan if the executive's employment terminates prior to the payment date under the plan; provided that in the event the executive's employment terminates due to death, incapacity or retirement, then any award payable will be prorated.

        In addition to awards based on the performance metrics established in the plan, the compensation committee may make discretionary awards under the plan to eligible employees in such amounts as the committee determines are appropriate and in our best interests.

        In the first half of fiscal 2010, NEOs were eligible to earn a bonus of up to 25% of their annual bonus target under the 2010 Executive Plan. Global license bookings and cash flow from operations targets and actual results were as follows for the first half of fiscal 2010:

Plan Metric	Financial Target($)	Actual Results($)
Global license bookings	$82.0 million	$91.9 million
Cash flow from operations	14.6 million	4.6 million

        As we exceeded our global license bookings target of $82.0 million, we funded that element at 100%. Since we did not achieve at least 70% of the target cash flow from operations, we did not fund that element of the bonus. Our NEOs received 16.25% of their annual target bonuses (or 65% of their mid-year target bonuses) with the exception of Mr. Sullivan who was paid out at 25% of his annual target bonus consistent with his first year employment agreement for performance during the first half of fiscal 2010.

        After the completion of fiscal 2010, NEOs were eligible to earn a bonus of up to 83.75% of their annual bonus target under the 2010 Executive Plan (other than Mr. Sullivan who was entitled to receive 75% of his annual bonus target pursuant to the terms of his first year employment agreement). Global license bookings and cash flow from operations targets and actual results were as follows for fiscal 2010:

Plan Metric	Financial Target($)	Actual Results($)
Global license bookings	$200.0 million	$249.3 million
Cash flow from operations	22.9 million	38.6 million

        As we exceeded both of our global license bookings and cash flow targets, we funded both elements at 100% for financial performance during the balance of fiscal 2010. As a result, our NEOs were eligible to receive up to 83.75% of their annual target bonuses, subject to reduction by up to 20% based upon each NEO's performance against individual performance goals set at the beginning of fiscal 2010, with the exception of Mr. Sullivan whose target bonus was guaranteed for fiscal 2010. The compensation committee then assigned a performance achievement rating to each NEO (other than Mr. Sullivan). The compensation committee determined that each NEO (other than Mr. Sullivan) had successfully achieved his individual performance objectives for fiscal 2010 and assigned a 100% performance rating for achievement of the following: Mr. Fusco successfully led us to becoming a timely filer under the Exchange Act and a relisting of our securities on a national securities exchange. In addition, Mr. Fusco successfully pursued certain growth opportunities important to our long-term success. Mr. Petri improved our professional services organization and its offerings as well as helped us grow our services bookings. In addition, Mr. Pietri was tasked with rolling out the new AspenONE licensing model throughout the field sales organization as well as expanding certain global strategic growth opportunities, each of which he accomplished successfully. Mr. Kotzabasakis helped facilitate the successful adoption of the new AspenONE licensing model by identifying opportunities for the sales operations organization, as well as focused on continued development of strategic growth opportunities. Mr. Hammond successfully managed certain strategic litigation matters and compliance initiatives and led the reorganization of our worldwide corporate structure to achieve greater operating efficiencies. Based on the 100% performance rating ascribed to each NEO, the compensation committee awarded our NEOs the remaining 83.75% of their target bonuses (other than Mr. Sullivan).

        In addition, the compensation committee and, in the case of Mr. Fusco, the board of directors approved a discretionary bonus pursuant to the 2010 Executive Plan for each NEO to recognize the annual financial performance overachievement against both the global license bookings and cash flow from operations targets.

        The table below itemizes the amounts earned under the 2010 Executive Plan.

Named Executive Officer	Fiscal 2010 Annual Target Cash Payment($)	Mid-Year Actual Cash Payment Based on Achievement of Target Financial Objectives($)	Year-End Actual Cash Payment Based on Achievement of Target Financial Objectives and Individual Performance ($)	Discretionary Award Received at Year End ($)	Total Bonus Received for Fiscal 2010($)
Mark E. Fusco	$700,000	$113,750	$586,250	$196,000	$896,000
Mark P. Sullivan	175,000	43,750	131,250	49,000	224,000
Antonio J. Pietri	275,000	44,688	230,313	77,000	352,000
Manolis E. Kotzabasakis	260,000	42,250	217,750	72,800	332,800
Frederic G. Hammond	140,000	22,750	117,250	39,200	179,200

      Equity Compensation

        We provide a portion of our executive compensation in the form of stock options and restricted stock units that vest over time. We believe that this helps to retain our executives and aligns their interests with those of our stockholders by allowing the executives to participate in our longer-term success through stock price appreciation.

        Our equity award program is the primary vehicle for offering long-term incentives to our executives. We believe that equity grants help to align the interests of our executives and our stockholders, provide our executives with a strong link to our long-term performance and also create an ownership culture. Our equity awards typically take the form of stock options and restricted stock units. Stock options typically require significant growth in stockholder value to generate long-term value to our executives which is in line with our performance-oriented culture. In addition, the vesting feature of our equity grants is intended to further our goal of executive retention by providing an incentive to an executive to remain in our employ during the vesting period. Restricted stock units have intrinsic value which is important in retaining our executive talent. The compensation committee carefully considers the mix of equity instruments when determining annual equity awards to ensure that the executive's total compensation conforms to our overall philosophy and objectives.

        In determining the size and mix of equity grants to our executives, our compensation committee considers comparative share ownership of executives in our peer group and in the global industry survey data generally between the 50th and 75th percentiles (when available) and also considers the individual executive's performance, contributions and level of responsibility, the executive's ability to significantly influence our growth and profitability, the amount of equity previously awarded to the executive and the vesting status of previous equity awards. In addition, the compensation committee takes into account our company-level performance and the recommendations of the chief executive officer other than for himself.

        We have established equity ownership guidelines of three times base salary for our chief executive officer and one times base salary for our other NEOs.

        Our equity awards typically have taken the form of stock options and restricted stock units. We typically make an initial equity award of stock options and/or restricted stock units to new executives and an annual equity program grant in August each year as part of our overall compensation program. All grants of options and restricted stock units to our executives are approved by the compensation committee. Equity awards for our chief executive officer are determined by the compensation committee and then recommended to the board of directors for approval.

        We set the exercise price of all stock option grants to equal the prior trading day's closing price of our common stock. Typically, the equity awards we grant to our executives vest pro rata over the first sixteen quarters of a ten-year option term. Vesting and exercise rights cease shortly after termination of employment except in the case of death or disability. Prior to the exercise of an option, or vesting of a restricted stock unit, the holder has no rights as a stockholder with respect to the shares subject to such equity awards, including voting rights and the right to receive dividends or dividend equivalents.

        As part of executive compensation planning for fiscal years 2008, 2009 and 2010, the compensation committee also made recommendations, following the closing of the applicable prior fiscal year, for annual equity grants for our NEOs to the board of directors. The compensation committee's grant recommendations were made after consideration and discussion about each individual's prior year performance, company performance for the year in question, and a review of peer group and global industry survey data. The compensation committee considered each of these parameters for each of our NEOs and determined both the size of the equity awards and equity mix (the relative balance of options and restricted stock units). However, we became delinquent in our SEC filings in fiscal 2008 and remained delinquent throughout fiscal 2009 because of certain accounting errors we had identified. Our failure to timely file reports under the Securities Exchange Act resulted in a lack of an effective registration statement to register the common stock underlying the contemplated equity awards, so we suspended equity grants until we became current.

  Fiscal 2010 Equity Awards

        When we initially became current with our Securities Exchange Act filings on November 9, 2009, the compensation committee's prior recommendations were reexamined. The compensation committee determined it was appropriate to recommend the same equity awards previously contemplated to the board of directors for approval. At the time of grant, each equity award was given a separate vesting schedule that provided for upfront vesting of a portion of the grant to offset the delay in our ability to make the equity awards in the applicable previously contemplated fiscal year. The remainder of each grant was scheduled to vest quarterly on the last business day of each fiscal quarter (beginning March 31, 2010) for a total vesting timeframe of 16 quarters for each grant. On November 9, 2009, we granted stock options and restricted stock units with applicable vesting to our NEOs as follows:

Named Executive Officer	Type of Equity Award	Number of Shares Subject to Award (#)	Number of Shares Vested on Grant Date (#)	Number of Unvested Shares on Grant Date (#)	Number of Fiscal Quarters to Vest Commencing on March 31, 2010
Mark E. Fusco	Stock options	128,000	80,000	48,000	6
	Restricted stock units	100,000	62,500	37,500	6
	Restricted stock units	166,667	62,500	104,167	10
	Restricted stock units	167,000	20,875	146,125	14
Mark P. Sullivan	Restricted stock units	65,000	8,125	56,875	14
Antonio J. Pietri	Restricted stock units	67,000	41,875	25,125	6
	Restricted stock units	30,000	11,250	18,750	10
	Restricted stock units	30,000	3,750	26,250	14
Manolis E. Kotzabasakis	Stock options	15,360	9,600	5,760	6
	Restricted stock units	12,000	7,500	4,500	6
	Restricted stock units	30,000	11,250	18,750	10
	Restricted stock units	30,000	3,750	26,250	14
Frederic G. Hammond	Stock options	15,360	9,600	5,760	6
	Restricted stock units	12,000	7,500	4,500	6
	Restricted stock units	20,000	7,500	12,500	10
	Restricted stock units	20,000	2,500	17,500	14

        As with the other elements of compensation for fiscal 2010, the compensation committee initially consulted the peer group and other global industry data (when available) when determining the size and mix of equity awards for the NEOs, but principally based its equity award decisions on the relative size of the awards received by each NEO in the past and relative size of the awards received by the other NEOs.

  Fiscal 2011 Compensation Actions

        In addition to the bonus payments under the 2010 Executive Plan made in July 2010, the compensation committee took the following additional actions related to NEO compensation after the year ended June 30, 2010 through August 31, 2010:

      Base Salary

        In July 2010, our compensation committee, and in the case of Mr. Fusco, the board of directors, raised the base salaries of our NEOs as set forth in the table below:

Named Executive Officer	Fiscal 2010 Base Salary ($)	Fiscal 2011 Base Salary ($)	Percentage Increase (%)
Mark E. Fusco	$500,000	$550,000	10.0%
Mark P. Sullivan	300,000	310,000	3.3
Antonio J. Pietri	300,000	315,000	5.0
Manolis E. Kotzabasakis	265,000	290,000	9.4
Frederic G. Hammond	275,000	300,000	9.1

      2011 Executive Plan

        In July 2010, our compensation committee approved an Executive Annual Incentive Bonus Plan FY11, or the 2011 Executive Plan, for each of our executive officers and certain other members of senior management (other than for Mr. Fusco, whose plan was approved by the board of directors upon a recommendation of the compensation committee). Each such plan is identical in form, except for the amount of the executive's target awards and individual performance goals.

        The purpose of these plans is to motivate and reward performance for the achievement of certain corporate and individual objectives for fiscal 2011. Payments under each plan are based upon the achievement of certain performance metrics established by the board of directors and the executive's individual performance. Under each plan, we must achieve target global license bookings and cash flow from operations amounts. These targets are weighted at 65% and 35%, respectively, for purposes of determining each eligible executive's bonus. In order for any bonus to be payable under a plan, we must achieve at least 70% of the specified metrics. Each metric is measured and funded independently. The executive must also achieve individual performance objectives approved by our chief executive officer or the compensation committee (in the case of our chief executive officer), and the executive's individual performance will be assessed by the chief executive officer or by the compensation committee (in the case of the chief executive officer). The executive will receive a performance achievement rating between 80% and 100%, and this rating will be used as a multiplier against the funded level of each financial metric to determine a final earned bonus under each financial metric. The annual targets under the 2011 Executive Plan for each of the NEOs are as follows:

Named Executive Officer	Fiscal 2011 Annual Target Cash Payment($)
Mark E. Fusco	$750,000
Mark P. Sullivan	250,000
Antonio J. Pietri	300,000
Manolis E. Kotzabasakis	275,000
Frederic G. Hammond	175,000

        In fiscal 2011, performance against the financial metrics under each plan will be evaluated at mid year and at year end, and individual performance will be assessed at year end. There is the potential for a mid-year payment based on performance against mid-year targets, not to exceed 25% of the annual bonus target. The year-end calculation will also be weighted by the individual performance assessment rating. If an executive's employment terminates prior to the end of the performance period, eligibility for any payment will be subject to the retention agreement then in effect between us and the executive. In addition to awards based on the performance metrics established under each plan, the compensation committee may make a discretionary award to the executive in such amount as the compensation committee determines to be appropriate and in our best interests.

      Equity Awards

        The compensation committee completed its annual program grant for fiscal 2011 in July 2010. The awards issued to our NEOs in August 2010 are as follows:

Named Executive Officer	Type of Equity Award	Number of Shares Subject to Award (#)
Mark E. Fusco	Stock options	132,000
	Restricted stock units	107,200
Mark P. Sullivan	Stock options	49,500
	Restricted stock units	40,200
Antonio J. Pietri	Stock options	49,500
	Restricted stock units	40,200
Manolis E. Kotzabasakis	Stock options	49,500
	Restricted stock units	40,200
Frederic G. Hammond	Stock options	20,625
	Restricted stock units	16,750

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

  Severance and Change-in-Control Benefits

        Pursuant to executive retention agreements we have entered into with each of our NEOs as of June 30, 2010 and to the provisions of our option agreements, those executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of our company. We have provided more detailed information about these benefits, along with estimates of value under various circumstances, in the table below under "—Potential Payments Upon Termination or Change in Control."

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

        Except with respect to our chief executive officer, our practice in the case of change-of-control benefits under the executive retention agreements has been to structure these as "double trigger" benefits. In other words, the change in control does not itself trigger benefits; rather, benefits are paid only if the employment of the executive is terminated during a specified period after the change in control and under the circumstances described in "—Employment and Change in Control Agreements and Potential Payments Upon Termination or Change in Control" below. We believe a "double trigger" benefit maximizes stockholder value because it prevents an unintended windfall to executives in the event of a friendly change in control, while still providing them appropriate incentives to cooperate in negotiating any change in control in which they believe they may lose their jobs.

  Tax and Accounting Considerations

        The accounting and tax treatment of particular forms of compensation do not materially affect our compensation decisions. However, we evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate. Section 162(m) of the Internal Revenue Code of 1986, or IRC, generally disallows a tax deduction to a publicly-traded company for certain compensation in excess of $1,000,000 paid in any taxable year to the chief executive officer and the four other most highly compensated executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met.

        The compensation committee periodically reviews the potential consequences of Section 162(m), and we generally intend to structure the performance-based portion of our executive compensation, where feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax-deductible to us. The compensation committee in its judgment may, however, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

  Conclusion

        Through the compensation arrangements described above, a significant portion of each executive's compensation is contingent on our company-wide and his individual performance. Therefore, the realization of benefits by the executive is closely linked to our achievements and increases in stockholder value. We remain committed to this philosophy of paying for performance, recognizing that the competitive market for talented executives and the volatility of our business may result in highly variable compensation in any particular time period. The compensation committee gives careful consideration to our executive compensation program, including each element of compensation for each executive. The compensation committee believes the executive compensation program is reasonable relative to the peer group. The compensation committee also believes that the compensation program gives each executive appropriate incentives, based on the executive's responsibilities, achievements and ability to contribute to our performance. Finally, the compensation committee believes that our compensation structure and practices encourage management to work for real innovation, business improvements and outstanding stockholder returns, without taking unnecessary or excessive risks.

  Risk Analysis of Compensation Policies and Programs

        The compensation committee has reviewed the compensation policies as generally applicable to our employees, and believes that these policies do not encourage excessive and unnecessary risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on our company. The design of the compensation policies and programs encourages employees to remain focused on both our short- and long-term goals. For example, while the cash bonus plan measures performance on an annual basis, the equity awards typically vest over a number of years, which we believe encourages employees to focus on sustained stock price appreciation, thus limiting the potential for excessive risk-taking.

    Summary Compensation Table

        The following table contains information regarding compensation earned during the last three fiscal years by our NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Mark E. Fusco	2010	$500,000	$196,000	$4,141,520	$506,880	$700,000	$5,716	$6,050,116
President and Chief	2009	500,000	350,000	—	—	—	5,811	855,811
Executive Officer	2008	500,000	—	—	—	420,000	3,305	923,305
Mark P. Sullivan	2010	300,000	224,000	620,750	—	—	9,629	1,154,380
Executive Vice President and	2009	—	—	—	—	—	—	—
Chief Financial Officer	2008	—	—	—	—	—	—	—
Antonio J. Pietri	2010	300,000	77,000	1,212,850	—	275,000	9,479	1,874,329
Executive Vice President,	2009	300,000	192,500	—	—	—	259,050	751,550
Field Operations	2008	275,000	—	—	—	275,000	302,281	852,281
Manolis E. Kotzabasakis	2010	265,000	72,800	687,600	60,826	260,000	6,390	1,352,615
Executive Vice President,	2009	265,000	—	—	—	130,964	7,452	403,416
Sales and Strategy	2008	250,000	—	—	—	224,990	24,370	499,360
Frederic G. Hammond	2010	275,000	39,200	496,600	60,826	140,000	8,074	1,019,699
Senior Vice President,	2009	275,000	70,000	—	—	—	5,937	350,397
General Counsel, and Secretary	2008	250,000	—	—	—	140,000	2,808	392,808

(1)
Amounts shown exclude performance-based incentive payments, which are included in "Non-Equity Incentive Plan Compensation." Mr. Sullivan's includes a first year guarantee of $175,000 and a discretionary award of $49,000.

(2)
Amounts shown represent grant date fair value computed in accordance with ASC Topic 718, with respect to restricted stock units and stock options granted to the NEOs. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions. Each stock option was granted with an exercise price equal to the fair market value of our common stock on the grant date. For a description of the assumptions relating to our valuations of the restricted stock units and stock options, see note 8 to the consolidated financial statements beginning at page F-1.

(3)
Amounts shown consist of awards based on performance under our 2010 Executive Plan and equivalent predecessor plans for each respective fiscal year. For additional information regarding these awards in fiscal 2010, see "Compensation Discussion and Analysis—Variable Cash Compensation."

(4)
Amounts shown include matching contributions under our 401(k) deferred savings retirement plan and the annual value associated with life and death and disability insurance. The amount shown for Mr. Pietri in fiscal 2010 also includes (a) expatriation foreign tax of $1,000; (b) $72 for state and medical tax gross-ups; and (c) $8,414 in matching contributions under our 401(k) deferred savings retirement plan. The amount shown for Mr. Pietri in fiscal 2009 also includes (a) $57,371 for reimbursement of his relocation and housing expenses in connection with his move from China to Massachusetts; (b) $172,052 of expatriation foreign tax; and (c) $23,396 for applicable federal, state and medical tax gross-ups. The amount shown for Mr. Pietri in fiscal 2008 includes payments related to his former expatriate assignment as Senior Vice President of Regional Sales and Services in China prior to relocation to Massachusetts in July 2007, consisting of: (a) $81,885 for reimbursement of his relocation and housing expenses in connection with his move from China to Massachusetts; (b) $1,500 for expatriate executive transition and hardship assistance payments; (c) $146,022 in related Chinese tax payments; (d) $44,260 for applicable federal, state and medical tax gross-ups; (e) $23,549 in tax equalization payments for expatriate benefits; and (f) $786 for foreign goods and services adjustments.

    Grants of Plan-Based Awards

        The following table shows all plan-based awards granted to the NEOs during fiscal 2010. The equity awards granted in fiscal 2010 identified in the table below are also reported in the table entitled "Outstanding Equity Awards at Fiscal Year-End." For additional information regarding the non-equity incentive plan awards, please refer to "Compensation Discussion and Analysis—Reasons for Providing and Manner of Structuring the Key Compensation Elements—Variable Cash Compensation."

					All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
							Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)(2)
Mark E. Fusco	N/A	$280,000	$700,000	$700,000	—	—	—	—
	11/9/2009	—	—	—	433,667	—	—	$4,141,520
	11/9/2009	—	—	—	—	117,529	$9.55	465,415
	11/9/2009	—	—	—	—	10,471	9.55	41,456
Mark P. Sullivan	11/9/2009	—	—	—	65,000	—	—	620,750
Antonio J. Pietri	N/A	110,000	275,000	275,000	—	—	—	—
	11/9/2009	—	—	—	127,000	—	—	1,212,850
Manolis E. Kotzabasakis	N/A	104,000	260,000	260,000	—	—	—	—
	11/9/2009	—	—	—	72,000	—	—	687,600
	11/9/2009	—	—	—	—	9,600	9.55	38,016
	11/9/2009	—	—	—	—	5,760	9.55	22,810
Frederic G. Hammond	N/A	56,000	140,000	140,000	—	—	—	—
	11/9/2009	—	—	—	52,000	—	—	496,600
	11/9/2009	—	—	—	—	9,600	9.55	38,016
	11/9/2009	—	—	—	—	5,760	9.55	22,810

(1)
Consists of performance-based cash incentive bonus awards under the 2010 Executive Plan. Actual amounts of awards are set forth in the summary compensation table above to the extent they have been determined and paid as of the date of filing of this Form 10-K.

(2)
Under the 2010 Executive Plan, the compensation committee is also permitted to make discretionary bonus payments in excess of the "Maximum." Any such amounts would be reflected under the "Bonus" column in the summary compensation table above.

(3)
Represents restricted stock units granted under the 2005 Stock Incentive Plan.

(4)
Represents stock options granted under the Restated 2001 Stock Option Plan.

    Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth certain information as to unexercised options and stock awards held at the end of fiscal 2010 by our NEOs.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(2)	Option Expiration Date(3)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(6)
Mark E. Fusco	24,000	—	$8.12	12/10/2013	—		—
	1,100,000	—	5.73	3/21/2015	—		—
	500,000	—	5.27	9/15/2015	—		—
	187,500	12,500	10.42	11/17/2016	—		—
	96,000	32,000	9.55	11/8/2019	—		—
	—	—	—	—	6,250	(4)	$68,063
	—	—	—	—	25,000	(5)	272,250
	—	—	—	—	83,334	(5)	907,507
	—	—	—	—	125,250	(5)	1,363,973
Mark P. Sullivan	—	—	—	—	48,750	(5)	530,888
Antonio J. Pietri	6,000	—	14.05	4/9/2011	—		—
	5,188	—	3.25	8/15/2013	—		—
	21,994	—	6.57	10/13/2014	—		—
	31,250	—	5.27	9/13/2015	—		—
	18,750	1,250	10.42	11/14/2016	—		—
	—	—	—	—	625	(4)	6,806
	—	—	—	—	22,500	(5)	245,025
	—	—	—	—	15,000	(5)	163,350
	—	—	—	—	16,750	(5)	182,408
Manolis Kotzabasakis	7,500	—	30.75	10/17/2010	—		—
	10,000	—	14.05	4/9/2011	—		—
	9,300	—	2.98	8/16/2012	—		—
	93,277	—	2.75	8/15/2013	—		—
	205,211	—	2.85	8/15/2013	—		—
	37,500	—	6.57	10/13/2014	—		—
	70,000	—	5.27	9/13/2015	—		—
	22,500	1,500	10.42	11/14/2016	—		—
	11,520	3,840	9.55	11/8/2019	—		—
	—	—	—	—	750	(4)	8,168
	—	—	—	—	15,000	(5)	163,350
	—	—	—	—	3,000	(5)	32,670
	—	—	—	—	22,500	(5)	245,025
Frederic G. Hammond	200,000	—	5.27	9/13/2015	—		—
	22,500	1,500	10.42	11/14/2016	—		—
	11,520	3,840	9.55	11/8/2019	—		—
	—	—	—	—	750	(4)	8,168
	—	—	—	—	15,000	(5)	163,350
	—	—	—	—	10,000	(5)	108,900
	—	—	—	—	3,000	(5)	32,670

(1)
In connection with our failure to timely file reports under the Securities Exchange Act and consequent lack of an effective registration statement covering shares issuable in connection with certain equity grant awards, in December 2007 the board of directors voted to extend the period of time within which such awards may be exercised. Certain of these awards are subject to this extension.

(2)
Each option has an exercise price equal to the fair market value of our common stock at the time of grant as reported on The NASDAQ Global Select Market on the date of grant.

(3)
The expiration date of each option occurs ten years after the grant of such option.

(4)
Each restricted stock unit becomes exercisable subject to the holder's continued employment with us as to 25% on achievement of specified performance goals and the balance in twelve equal quarterly installments thereafter.

(5)
See pages 97 and 98 of this Form 10-K for information regarding the vesting terms of these awards.

(6)
The closing price of our common stock on The NASDAQ Global Select Market on June 30, 2010 was $10.89.

        Remaining vesting dates for each outstanding option award held by the NEOs are as follows:

		Number of Shares Underlying Unvested Awards
Vesting Date	Exercise Price($)	Mark E. Fusco	Mark P. Sullivan	Antonio J. Pietri	Manolis E. Kotzabasakis	Frederic G. Hammond
9/30/2010	$10.42	12,500	—	1,250	1,500	1,500
9/30/2010	9.55	8,000	—	—	960	960
12/31/2010	9.55	8,000	—	—	960	960
3/31/2011	9.55	8,000	—	—	960	960
6/30/2011	9.55	8,000	—	—	960	960

        Remaining vesting dates for each outstanding restricted stock unit held by the NEOs are as follows:

	Number of Shares Underlying Unvested Awards
Vesting Date	Mark E. Fusco	Mark P. Sullivan	Antonio J. Pietri	Manolis E. Kotzabasakis	Frederic G. Hammond
Fiscal 2011
09/30/2010	27,104	4,062	7,937	4,500	3,250
12/31/2010	27,105	4,063	7,938	4,500	3,250
03/31/2011	27,103	4,062	7,937	4,500	3,250
06/30/2011	27,105	4,063	7,938	4,500	3,250
Fiscal 2012
09/30/2011	20,854	4,062	3,750	3,750	2,500
12/31/2011	20,855	4,063	3,750	3,750	2,500
03/31/2012	20,853	4,062	3,750	3,750	2,500
06/30/2012	20,855	4,063	3,750	3,750	2,500
Fiscal 2013
09/30/2012	10,437	4,062	1,875	1,875	1,250
12/31/2012	10,438	4,063	1,875	1,875	1,250
03/31/2013	10,437	4,062	1,875	1,875	1,250
06/30/2013	10,438	4,063	1,875	1,875	1,250

    Option Exercises and Stock Vested

        The table below details shares of common stock that vested under restricted stock units and options that were exercised by our NEOs during fiscal 2010.

			Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting($)
Mark E. Fusco	—	—	225,083	$2,223,630
Mark P. Sullivan	—	—	16,250	164,044
Antonio J. Pietri	—	—	75,250	737,441
Manolis E. Kotzabasakis	28,247	$205,956	34,500	341,085
Frederic G. Hammond	—	—	27,000	266,735

(1)
With respect to shares acquired upon vesting of restricted stock units, each NEO elected to have shares withheld to pay associated income taxes. The number of shares reported represents the gross number prior to withholding of such shares.

    Employment and Change in Control Agreements

        On December 7, 2004, we entered into an employment agreement with Mark Fusco, pursuant to which Mr. Fusco agreed to serve as our President and Chief Executive Officer. Under this agreement, in the event of termination of Mr. Fusco's employment (other than for the reasons set forth below), including termination of his employment after a change in control (as defined below) or termination of employment by Mr. Fusco for "good reason" (which includes constructive termination, relocation, or reduction in salary or benefits), Mr. Fusco will be entitled to a lump sum severance payment equal to two times the sum of:

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

        Mr. Fusco's employment agreement provides that the payments received by him relating to termination of his employment will be increased in the event that these payments would subject him to excise tax as a parachute payment under IRC Section 4999. The increase would be equal to an amount necessary for Mr. Fusco to receive, after payment of such tax, cash in an amount equal to the amount he would have received in the absence of such tax. However, the increased payment will not be made if the total severance payment, if so increased, would not exceed 110% of the highest amount that could be paid without causing an imposition of the excise tax. In that event, in lieu of an increased payment, the total severance payment will be reduced to such reduced amount. We have indemnified Mr. Fusco for the amount of any penalty applicable to any payments Mr. Fusco receives from us as a result of his termination that is imposed by IRC Section 409A.

        However, in the event that Mr. Fusco's employment is terminated for one or more of the following reasons, then Mr. Fusco will not be entitled to the severance payments described above:

  •
  by us for "cause" (as defined below);

  •
  by reason of Mr. Fusco's death or disability;

  •
  by Mr. Fusco without good reason (unless such resignation occurs within 180 days following a change in control); or

  •
  after Mr. Fusco shall have attained age 70.

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

        We have executive retention agreements with the following executive officers: Mark Sullivan, our Executive Vice President and Chief Financial Officer; Antonio Pietri, our Executive Vice President of Field Operations; Manolis Kotzabasakis, our Executive Vice President, Sales and Strategy; and Frederic Hammond, our Senior Vice President, General Counsel, and Secretary; each of whom we refer to as a specified executive.

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

        Each executive retention agreement terminates on the earliest to occur of (a) July 31, 2011, (b) the first anniversary of a change in control, and (c) our payment of all amounts due to the specified executive following a change in control. Each agreement is subject to automatic renewal on August 1 of each year, unless we give notice of termination at least seven days prior to the renewal date.

    Potential Payments Upon Termination or Change in Control

        The following table sets forth estimated compensation that would have been payable to each of our NEOs as severance or upon a change in control of our company under two alternative scenarios, assuming the termination triggering severance payments or a change in control took place on June 30, 2010:

Name	Cash Payment ($)(1)	Accelerated Vesting of Stock Options ($)(2)	Accelerated Vesting of Restricted Stock Units ($)(3)	Welfare Benefits ($)(4)	Total ($)
Mark E. Fusco
Termination without cause or with good reason prior to change in control	$2,081,654	—	—	$30,250	$2,111,904
Change in control with termination without cause or with good reason	2,081,654	$48,755	$2,611,792	30,250	4,772,451
Mark P. Sullivan
Termination without cause or with good reason prior to change in control	475,827	—	—	12,056	487,883
Change in control with termination without cause or with good reason	475,827	—	530,888	12,056	1,018,771
Antonio J. Pietri
Termination without cause or with good reason prior to change in control	575,827	—	—	15,125	590,952
Change in control with termination without cause or with good reason	575,827	588	597,589	15,125	1,189,129
Manolis E. Kotzabasakis
Termination without cause or with good reason prior to change in control	525,827	—	—	15,125	540,952
Change in control with termination without cause or with good reason	525,827	5,851	449,213	15,125	996,016
Frederic G. Hammond
Termination without cause or with good reason prior to change in control	415,827	—	—	15,065	430,892
Change in control with termination without cause or with good reason	415,827	5,851	313,088	15,065	749,830

(1)
Amounts shown reflect payments based on salary and bonus as well as payment of estimated cost of life, disability and accident insurance benefits during the agreement period.

(2)
Amounts shown represent the value of stock options upon the applicable triggering event described in the first column. The value of stock options is based on the difference between the exercise price of the options and $10.89, which was the closing price of the common stock on The NASDAQ Global Select Market on the last trading day of fiscal 2010, June 30, 2010.

(3)
Amounts shown represent the value of restricted stock units upon the applicable triggering event described in the first column, based on $10.89, which was the closing price of the common stock on The NASDAQ Global Select Market on the last trading day of fiscal 2010, June 30, 2010.

(4)
Amounts shown represent the estimated cost of providing employment-related benefits during the agreement period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following tables set forth certain information, as of August 16, 2010, with respect to the beneficial ownership of our common stock by:

  •
  each person or group that we know to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

  •
  each of our executive officers and directors;

  •
  our executive officers and directors as a group; and

  •
  each of the selling stockholders.

        As of August 16, 2010, a total of 92,891,514 shares of common stock were outstanding. In the following table, (a) shares under "Right to Acquire" include shares subject to options and restricted stock units that were vested as of August 16, 2010 or will vest within 60 days of August 16, 2010 and (b) unless otherwise noted, each person identified possesses, to our knowledge, sole voting and investment power with respect to the shares listed, subject to community property laws where applicable. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire those shares are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group. The information in this table is based upon information supplied by executive officers, directors, principal and selling stockholders and Schedules 13G filed with the SEC. The address of all of our executive officers and directors is in care of Aspen Technology, Inc., 200 Wheeler Street, Burlington, Massachusetts 08103.

			Total
	Outstanding Shares	Right to Acquire
Name of Holder			Number	%
5% Stockholders
Funds managed by Advent International Corporation	29,512,336	—	29,512,336	31.8%
75 State Street, 29th Floor Boston, MA 02109
Waddell & Reed Financial, Inc	14,683,233	—	14,683,233	15.8
6300 Lamar Avenue Overland Park, KS 66202
Third Point LLC	5,021,000	—	5,021,000	5.4
390 Park Avenue New York, New York 10022
Cadian Capital Management, LLC	4,785,818	—	4,785,818	5.2
461 Fifth Avenue, 24th Floor New York, New York 10017
Alydar Partners, LLC	3,989,884	—	3,989,884	4.3
222 Berkeley Street 17th Floor Boston, MA 02116
Named Executive Officers and Directors
Mark E. Fusco	201,937	1,970,054	2,171,991	2.3
Mark. P. Sullivan	11,089	9,667	20,756	*
Manolis E. Kotzabasakis	30,770	479,373	510,143	*
Frederic G. Hammond	26,079	242,065	268,144	*
Antonio J. Pietri	56,315	97,974	154,289	*
Joan C. McArdle	186,492	78,848	265,340	*
Stephen M. Jennings	11,492	78,848	90,340	*
Michael Pehl	11,492	63,300	74,792	*
Donald P. Casey	11,492	51,300	62,792	*
Gary E. Haroian	11,492	51,300	62,792	*
David M. McKenna	11,492	27,300	38,792	*
All executive officers and directors as a group (11 persons)	395,142	3,150,029	3,545,171	3.7

*
Less than 1.0%.

        The securities attributed to Advent International Corporation, a global private equity firm, include shares held by the following funds of which it is the general partner: (i) 208,935 shares held by Advent Partners II Limited Partnership, (ii) 109,478 shares held by Advent Partners DMC III Limited Partnership, (iii) 182,597 shares held by Advent Partners GPE-IV Limited Partnership, (iv) 35,378 shares held by Advent Partners GPE-III Limited Partnership, and (v) 10,513 shares held by Advent Partners (NA) GPE-III Limited Partnership. Advent International Corporation is also the general partner of Advent International Limited Partnership and the securities attributed to Advent International Corporation also include the following shares held by funds of which Advent International Partnership is the general partner: (i) 4,131,728 shares held by Global Private Equity III Limited Partnership, (ii) 14,426,457 shares held by Global Private Equity IV Limited Partnership, (iii) 413,151 shares held by Advent PGGM Global Limited Partnership, (iv) 1,907,638 shares held by Digital Media & Communications III Limited Partnership, (v) 944,435 shares held by Digital Media & Communications III-A Limited Partnership, (vi) 236,057 shares held by Digital Media & Communications III-B Limited Partnership, (vii) 3,777,641 shares held by Digital Media & Communications III-C Limited Partnership, (viii) 708,275 shares held by Digital Media & Communications III-D C.V., (ix) 472,218 shares held by Digital Media & Communications III-E C.V., and (x) 1,947,835 shares held by Advent Energy II Limited Partnership. With respect to the shares of our common stock held by the Advent funds, a group of individuals currently composed of Ernest G. Bachrach, David M. McKenna, David M. Mussafer, Michael Pehl and Steven M. Tadler exercises voting and investment power over the shares beneficially owned by Advent International Corporation. Each of Mr. Bachrach, Mr. McKenna, Mr. Mussafer, Mr. Pehl and Mr. Tadler disclaims beneficial ownership of the shares held by the Advent funds except to the extent of their pecuniary interest therein.

        The securities attributed to Waddell & Reed Financial, Inc. are beneficially owned by one or more open-end investment companies or other managed accounts that are advised or sub-advised by Ivy Investment Management Company, or IICO, an investment advisory subsidiary of Waddell & Reed Financial, Inc., or WDR, or Waddell & Reed Investment Management Company, or WRIMCO, an investment advisory subsidiary of Waddell & Reed, Inc., or WRI. WRI is a broker-dealer and underwriting subsidiary of Waddell & Reed Financial Services, Inc., a parent holding company, or WRFSI. In turn, WRFSI is a subsidiary of WDR, a publicly traded company. The investment advisory contracts grant IICO and WRIMCO all investment and/or voting power over securities owned by such advisory clients. The investment sub-advisory contracts grant IICO and WRIMCO investment power over securities owned by such sub-advisory clients and, in most cases, voting power. Any investment restriction of a sub-advisory contract does not restrict investment discretion or power in a material manner. Therefore, IICO and/or WRIMCO may be deemed the beneficial owner of these securities.

        The securities attributed to Third Point LLC are beneficially owned by Third Point LLC and Daniel S. Loeb and 3,700,900 of these securities are beneficially owned by Third Point LLC, Daniel S. Loeb, Third Point Offshore Master Fund, L.P. and Third Point Advisors II L.L.C.

        The securities attributed to Cadian Capital Management, LLC are beneficially owed by Cadian Capital Management, LLC and Eric Bannasch.

        The securities attributed to Alydar Partners, LLC include (a) 48,112 shares held by Alydar Fund, L.P., (b) 547,109 shares held by Alydar QP Fund, L.P., (c) 1,765,791 shares held by Alydar Fund Limited, (d) 12,260 shares held by Alysheba Fund, L.P., (e) 304,904 shares held by Alysheba QP Fund, L.P., (f) 1,154,267 shares held by Alysheba Fund Limited, (g) 15,508 shares held by Alysun Fund, L.P., (h) 89,642 shares held by Alysun QP Fund, L.P., and (i) 52,291 shares held by Alysun Fund Limited. John A. Murphy, an individual, is managing member of Alydar Capital, LLC and Alydar Partners, LLC, both Delaware limited liability companies, and may be deemed to have beneficial ownership of the shares held by these entities. Alydar Capital, LLC is the general partner of Alydar Fund, L.P., Alydar QP Fund, L.P., Alysheba Fund, L.P., Alysheba QP Fund, L.P., Alysun Fund, L.P. and Alysun QP Fund, L.P. and may be deemed to have beneficial ownership of the shares held by these entities. Alydar Partners, LLC is the investment manager of Alydar Fund, L.P., Alydar QP Fund, L.P., Alysheba Fund, L.P., Alysheba QP Fund, L.P., Alysun Fund, L.P., Alysun QP Fund, L.P., Alydar Fund Limited, Alysun Fund Limited and Alysheba Fund Limited and may be deemed to have beneficial ownership of the shares held by these entities. John Murphy disclaims beneficial ownership of these securities.

        The securities attributed to Ms. McArdle include 175,000 shares of common stock held by Massachusetts Capital Resource Company. Ms. McArdle serves as a senior vice president of Massachusetts Capital Resource Company and may be deemed to have shared voting power over these shares. Ms. McArdle disclaims beneficial ownership of these shares except to the extent of her pecuniary interest therein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Board Determination of Independence

        The board of directors uses the definition of independence established by The NASDAQ Stock Market. Under applicable NASDAQ rules, a director qualifies as an "independent director" if, in the opinion of the board, he or she does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The board has determined that Donald Casey, Gary Haroian, Stephen Jennings and Joan McArdle do not have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of our company, and that each of these directors therefore is an "independent director" as defined in NASDAQ Listing Rule 5605(a)(2).

Related-Party Transactions

        The following discussion relates to certain transactions that involve both our company and one of our executive officers, directors, director nominees or five percent stockholders, each of whom we refer to as a "related party." For purposes of this discussion, a "related-party transaction" is a transaction, arrangement or relationship:

  •
  in which we participate;

  •
  that involves an amount in excess of $120,000; and

  •
  in which a related party has a direct or indirect material interest.

        Since July 1, 2009, there have been no related-party transactions, except for the executive officer and director compensation arrangements described in the sections "Management—Director Compensation" and "—Executive Compensation."

        The board of directors has adopted written policies and procedures for the review of any related-party transaction. If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a "related person transaction," the related person must report the proposed related person transaction to our General Counsel. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between audit committee meetings, subject to ratification by the audit committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

        A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person's interest in the transaction. As appropriate for the circumstances, the audit committee will review and consider:

  •
  the related person's interest in the related person transaction;

  •
  the approximate dollar value of the amount involved in the related person transaction;

  •
  the approximate dollar value of the amount of the related person's interest in the transaction without regard to the amount of any profit or loss;

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

        In addition to the transactions that are excluded by the instructions to the SEC's related person transaction disclosure rule, the board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

  •
  interests arising solely from the related person's position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity and (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and

  •
  a transaction that is specifically contemplated by provisions of our charter or bylaws.

        The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.

        Since July 1, 2009, there have been no related-party transactions that were specifically contemplated by our charter or bylaws and excepted from the definition of related-party transactions according to the preceding exception.

Item 14.    Principal Accounting Fees and Services.

Accountant Fees

        The following table summarizes the fees of KPMG LLP, our independent registered public accounting firm for each of the last two fiscal years:

	Year Ended June 30,
	2010	2009
	(In thousands)
Fee Category
Audit fees	$4,115	$5,052
Tax fees	69	—
All other fees	—	—

Total fees	$4,184	$5,052

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)    Financial Statements

        The consolidated financial statements appear immediately following page 126 ("Signatures").

(a)(2)    Financial Statement Schedules

        All schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)    Exhibits

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
3.1		Certificate of Incorporation of Aspen Technology, Inc., as amended		8-K	August 22, 2003	4

3.2		By-laws of Aspen Technology, Inc.		8-K	March 27, 1998	3.2

4.1		Specimen certificate for common stock, $.10 par value, of Aspen Technology, Inc.		8-A/A	June 12, 1998	4

4.2		Rights Agreement dated March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent, including form of Certificate of Designation of Series A Participating Cumulative Preferred Stock and form of Rights Certificate		8-K	March 27, 1998	4.1

4.2	a	Amendment No. 1 dated October 26, 2001 to Rights Agreement dated march 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent		8-A/A	November 8, 2001	4.4

4.3		Form of WD Common Stock Purchase Warrants of Aspen Technology, Inc. dated August 14, 2003		8-K	August 22, 2003	99.3

10.1		Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.1

10.1	a	First Amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in-interest to Teachers Insurance and Annuity Association of America		10-K	September 28, 2000	10.2

10.1	b	Second Amendment to Lease Agreement dated August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P.		10-K	September 28, 2000	10.3

10.1	c	Amendment dated September 5, 2007 to Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and MA-Ten Canal Park, L.L.C.		10-K	April 11, 2008	10.1	c

10.2		Sublease dated September 5, 2007 between Aspen Technology, Inc. and MA-Ten Canal Park L.L.C. regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.2
10.3		Lease dated May 7, 2007 between Aspen Technology, Inc. and One Wheeler Road Associates regarding 200 Wheeler Road, Burlington Massachusetts		10-K	April 11, 2008	10.3

10.4		System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.4

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.5		Amendment dated March 30, 1982 to System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.5

10.6	†	Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd. and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.1

10.6	a†	Amendment No. 1 dated December 23, 2004 to Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd., and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.2

10.7	†	Hyprotech License Agreement dated December 23, 2004 between Aspen Technology, Inc. and Honeywell International, Inc.		10-Q	March 15, 2005	10.3

10.8	†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Canada Ltd. and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.4

10.9	†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech Company and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.5

10.10	†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Ltd. and Honeywell Control Systems Limited		10-Q	March 15, 2005	10.6

10.11	†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech UK Ltd. and Honeywell Control Systems Limited		10-Q	March 15, 2005	10.7

10.12		Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13

10.12	a	Rider No. 1 dated December 14, 1994, to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13	a
10.12	b	Rider No. 2 dated September 4, 2001 to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13	b

10.12	c	Waiver and Consent Agreement dated March 31, 2009		10-K	June 30, 2009	10.13	c

10.13		Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 17, 2004	10.1

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.13	a	First Amendment dated June 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	a

10.13	b	Second Amendment dated September 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.1

10.13	c	Third Amendment dated December 31, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.8

10.13	d	Fourth Amendment dated March 8, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	d

10.13	e	Fifth Amendment dated March 31, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	May 10, 2005	10.1

10.13	f	Sixth Amendment dated December 29, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	f

10.13	g	Seventh Amendment dated July 17, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	g

10.13	h	Eighth Amendment dated September 15, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	h

10.13	i	Ninth Amendment dated January 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	May 10, 2007	10.3
10.13	j	Tenth Amendment dated April 13, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	j

10.13	k	Eleventh Amendment dated June 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	k

10.13	l	Twelfth Amendment dated October 16, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	l

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.13	m	Thirteenth Amendment dated December 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	m

10.13	n	Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		8-K	January 7, 2008	10.2

10.13	o	Fifteenth Amendment dated January 24, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.2

10.13	p	Sixteenth Amendment dated May 15, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.3

10.13	q	Seventeenth Amendment dated November 14, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.4

10.13	r	Eighteenth Amendment dated January 30, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.5

10.13	s	Nineteenth Amendment dated May 15, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	June 30, 2009	10.15	s

10.13	t	Twentieth Amendment dated November 3, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	November 9, 2009	10.15	t
10.14		Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the lenders named therein.		8-K	June 20, 2005	10.1

10.15		Security Agreement dated June 15, 2005 between Aspen Technology Receivables II LLC and Guggenheim Corporate Funding, LLC		8-K	June 20, 2005	10.2

10.16		Release Letter dated December 28, 2007 relating to Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the Lenders named therein		8-K	January 7, 2008	10.1

10.17		Purchase and Sale Agreement dated June 15, 2005 between Aspen Technology, Inc. and Aspen Technology Receivables I LLC		8-K	June 20, 2005	10.3

10.18		Purchase and Resale Agreement dated June 15, 2005 between Aspen Technology Receivables I LLC and Aspen Technology Receivables II LLC		8-K	June 20, 2005	10.4

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.19		Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 14, 2003	10.1

10.20	a	Letter Agreement dated February 14, 2003 amending Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	a

10.20	b	First Loan Modification Agreement dated June 27, 2003 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 29, 2003	10.22

10.20	c	Second Loan Modification Agreement dated September 10, 2004 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 13, 2004	10.70

10.20	d	Third Loan Modification Agreement dated January 28, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	d

10.20	e†	Fourth Loan Modification Agreement dated April 1, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	May 10, 2005	10.2
10.20	f	Fifth Loan Modification Agreement dated May 6, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	f

10.20	g	Sixth Loan Modification Agreement dated June 15, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	June 20, 2005	10.5

10.20	h	Seventh Loan Modification Agreement dated September 13, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 13, 2005	10.79

10.20	i	Eighth Amendment to Loan and Security Agreement dated December 30, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	i

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.20	j	Ninth Loan Modification Agreement dated July 17, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	j

10.20	k	Tenth Loan Modification Agreement dated September 15, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 28, 2006	10.84

10.20	l	Eleventh Loan Modification Agreement dated September 27, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	November 14, 2006	10.3

10.20	m	Twelfth Loan Modification Agreement dated January 12, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	May 10, 2007	10.1

10.20	n	Thirteenth Loan Modification Agreement dated April 13, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	n
10.20	o	Fourteenth Loan Modification Agreement dated June 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	o

10.20	p	Fifteenth Loan Modification Agreement dated August 30, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	p

10.20	q	Sixteenth Loan Modification Agreement dated October 16, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	q

10.20	r	Seventeenth Loan Modification Agreement dated December 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	January 7, 2008	10.3

10.20	s	Eighteenth Loan Modification Agreement dated January 24, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.7

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.20	t	Nineteenth Loan Modification Agreement dated April 11, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.8

10.20	u	Twentieth Loan Modification Agreement dated May 15, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.9

10.20	v	Twenty-first Loan Modification Agreement dated June 12, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.10

10.20	w	Twenty-second Loan Modification Agreement dated July 15, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.11
10.20	x	Twenty-third Loan Modification Agreement dated September 30, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.12

10.20	y	Twenty-fourth Loan Modification Agreement dated November 14, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.13

10.20	z	Twenty-fifth Loan Modification Agreement dated January 15, 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.14

10.20	aa	Twenty-sixth Loan Modification Agreement dated May 15, 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	June 30, 2009	10.22	aa

10.20	ab	Twenty-seventh Loan Modification Agreement dated November 3, 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	November 9, 2009	10.22	ab

10.20	ac	Twenty-eighth Loan Modification Agreement dated June 11, 2010 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		S-1	July 30, 2010	10.20	ac

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.21		Form of Negative Pledge Agreement dated January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 14, 2003	10.5

10.22		Security Agreement dated January 30, 2003 between Silicon Valley Bank and AspenTech Securities Corporation		10-Q	February 14, 2003	10.6

10.23		Unconditional Guaranty dated January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank		10-Q	February 14, 2003	10.7
10.24		Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank		10-K	September 29, 2003	10.23

10.25		Partial Release and Acknowledgement Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank		8-K	June 20, 2005	10.7
10.26		Partial Release and Acknowledgement Agreement dated September 27, 2006 among Silicon Valley Bank and Aspen Technology, Inc.		10-Q	November 14, 2006	10.6

10.27		Investor Rights Agreement dated August 14, 2003 among Aspen Technology, Inc. and the Stockholders named therein		8-K	August 22, 2003	99.1

10.28		Management Rights Letter dated August 14, 2003 among Aspen Technology, Inc. and the entities named therein.		8-K	August 22, 2003	99.2

10.29		Amended and Restated Registration Rights Agreement dated March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.		8-K	March 20, 2002	99.2

10.30	^	Aspen Technology, Inc. 1995 Stock Option Plan		S-8	September 9, 1996	4.5

10.31	^	Aspen Technology, Inc. Amended and Restated 1995 Directors Stock Option Plan		10-K	April 11, 2008	10.37

10.32	^	Aspen Technology, Inc. 1996 Special Stock Option Plan		10-K	September 29, 1997	10.23

10.33	^	PetrolSoft Corporation 1998 Stock Option Plan		S-8	July 28, 2000	4

10.34	^	Aspen Technology, Inc. Restated 2001 Stock Option Plan		10-K	September 28, 2006	10.54

10.35	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2001 Restated Stock Option Plan		10-Q	November 14, 2006	10.7

10.36	^	Aspen Technology, Inc. 2005 Stock Incentive Plan (as amended)		10-K	November 9, 2009	10.39

10.37	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.8

10.38	^	Form of Restricted Stock Unit Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.9

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.39	^	Form of Restricted Stock Unit Agreement-G Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.10

10.40	^	Terms and Conditions of Restricted Stock Unit Agreement Granted under 2005 Stock Incentive Plan		10-K	November 9, 2009	10.43

10.41	^	Aspen Technology, Inc. 2010 Equity Incentive Plan		8-K	April 21, 2010	10.1

10.42	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2010 Equity Incentive Plan	X	10-K
10.43	^	Form of Restricted Stock Unit Agreement Granted under Aspen Technology, Inc. 2010 Equity Incentive Plan	X	10-K

10.44	^	Form of Confidentiality and Non-Competition Agreement of Aspen Technology, Inc.		10-K	April 11, 2008	10.45

10.45	^	Aspen Technology, Inc. Director Compensation Policy		S-1	July 30, 2010	10.43

10.46	^	Form of Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for Fiscal 2009		8-K	June 30, 2008	99.1

10.47	^	Form of Aspen Technology, Inc. Operations Executives Plan Fiscal 2009		8-K	June 30, 2008	99.2

10.48	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for Fiscal 2010		8-K	September 11, 2009	99.1

10.49	^	From of Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for Fiscal 2011		8-K	August 4, 2010	10.1

10.50	^	Amended and Restated Employment Agreement effective October 3, 2007, between Aspen Technology, Inc. and Mark Fusco		10-K	April 11, 2008	10.50

10.51	^	Form of Executive Retention Agreement entered into by Aspen Technology, Inc. and each executive officer of Aspen Technology, Inc. (other than Mark E. Fusco)		10-Q	February 9, 2010	10.1

10.52	^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 1995 Stock Option Plan, as amended (Award Identification No. P040380)		8-K	January 5, 2007	10.1

10.53	^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P040002)		8-K	January 5, 2007	10.2

10.54	^	Amendment Number 1 dated December 29, 2006 to the Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P0405621)		8-K	January 5, 2007	10.3

Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.55	^	Offer letter dated June 24, 2009 by and between Aspen Technology, Inc. and Mark P. Sullivan		S-1	July 30, 2010	10.52
21.1		Subsidiaries of Aspen Technology, Inc.		S-1	July 30, 2010	21.1

23.2		Consent of KPMG LLP	X
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
The SEC File No. is 000-24786, other than Exhibit 10.30 (SEC File No. 333-11651), Exhibit 10.33 (SEC File No. 333-42536) and Exhibit 10.41 (001-34630).

†
Confidential treatment requested as to certain portions

^
Management contract or compensatory plan or arrangement

*
The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Aspen Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: September 1, 2010	By:	/s/ MARK E. FUSCO Mark E. Fusco President and Chief Executive Officer
Date: September 1, 2010	By:	/s/ MARK P. SULLIVAN Mark P. Sullivan Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MARK E. FUSCO Mark E. Fusco	President and Chief Executive Officer and Director (Principal Executive Officer)	September 1, 2010
/s/ MARK P. SULLIVAN Mark P. Sullivan	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 1, 2010
/s/ STEPHEN M. JENNINGS Stephen M. Jennings	Chairman of the Board of Directors	September 1, 2010
/s/ DONALD P. CASEY Donald P. Casey	Director	August 30, 2010
/s/ GARY E. HAROIAN Gary E. Haroian	Director	September 1, 2010
/s/ JOAN C. MCARDLE Joan C. McArdle	Director	September 1, 2010
/s/ DAVID M. MCKENNA David M. McKenna	Director	September 1, 2010
/s/ MICHAEL PEHL Michael Pehl	Director	September 1, 2010

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aspen Technology, Inc.:

        We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. and subsidiaries (the "Company") as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009, and the results of its operations and cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 1, 2010 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
September 1, 2010

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2010	2009	2008
	(In thousands, except per share data)
Revenue:
Subscription	$11,071	$—	$—
Software	42,920	179,591	168,404

Total subscription and software(1)	53,991	179,591	168,404
Services and other	112,353	131,989	143,209

Total revenue	166,344	311,580	311,613

Cost of revenue:
Subscription and software	6,437	12,409	15,916
Services and other	59,673	63,411	69,077

Total cost of revenue	66,110	75,820	84,993

Gross profit	100,234	235,760	226,620

Operating expenses:
Selling and marketing(2)	97,002	84,126	94,965
Research and development(2)	48,228	46,375	49,899
General and administrative(2)	63,246	58,256	54,496
Restructuring charges	1,128	2,446	8,623
Impairment of goodwill and intangible assets	—	623	—

Total operating expenses	209,604	191,826	207,983

(Loss) income from operations	(109,370)	43,934	18,637

Interest income	19,324	22,698	23,784
Interest expense	(8,455)	(10,516)	(17,783)
Other (expense) income, net	(2,407)	(1,824)	3,386

(Loss) income before provision for taxes	(100,908)	54,292	28,024
Provision for income taxes	(6,537)	(1,368)	(3,078)

Net (loss) income	$(107,445)	$52,924	$24,946
(Loss) earnings per common share:
Basic	$(1.18)	$0.59	$0.28
Diluted	$(1.18)	$0.57	$0.27
Weighted average shares outstanding:
Basic	91,247	90,053	89,640
Diluted	91,247	92,578	94,092

(1)
In July 2009 we introduced our aspenONE licensing model under which license revenue is recognized over the term of a license contract. We previously recognized a substantial majority of our license revenue upfront, upon shipment of software. See "Item 7. Management's Discussion and Analysis and Results of Operations—New aspenONE Licensing Model."

(2)
Certain costs previously recorded as selling and marketing expense in fiscal 2009 and 2008 have been reclassified to research and development expense and general and administrative expense, as described in note 2(y) to these consolidated financial statements.

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$124,945	$122,213
Accounts receivable, net of allowance for doubtful accounts of $4,685 and $5,809	31,738	49,882
Current portion of installments receivable, net of allowance for doubtful accounts of $1,119 and $1,015	51,729	64,531
Current portion of collateralized receivables	25,675	38,695
Unbilled services	1,860	298
Prepaid expenses and other current assets	5,236	9,413
Prepaid income taxes	7,468	13,159
Deferred tax assets	1,632	3,795

Total current assets	250,283	301,986
Non-current installments receivable, net of allowance for doubtful accounts of $1,196 and $1,663	76,869	113,390
Non-current collateralized receivables	25,755	57,671
Property, equipment and leasehold improvements, net of accumulated depreciation of $29,769 and $27,438	8,057	9,604
Computer software development costs, net of accumulated amortization of $67,251 and $65,094	2,367	3,918
Goodwill	17,361	16,686
Non-current deferred tax assets	11,597	10,788
Other non-current assets	2,424	1,933

Total assets	$394,713	$515,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of secured borrowing	$30,424	$83,885
Accounts payable	6,092	5,135
Accrued expenses and other current liabilities	49,890	47,882
Income taxes payable	1,161	1,888
Deferred revenue	67,852	62,801
Current deferred tax liability	398	2,481

Total current liabilities	155,817	204,072
Long-term secured borrowing	45,711	28,211
Long-term deferred revenue	19,427	16,070
Non-current deferred tax liability	956	2,354
Other non-current liabilities	31,832	35,859
Commitments and contingencies (Notes 11, 12 and 13)
Series D redeemable convertible preferred stock, $0.10 par value—Authorized—3,636 shares in 2010 and 2009 Issued and outstanding—none in 2010 or 2009	—	—
Stockholders' equity:
Common stock, $0.10 par value—Authorized—210,000,000 shares Issued—92,668,280 shares in 2010 and 90,326,513 shares in 2009 Outstanding—92,434,816 shares in 2010 and 90,093,049 shares in 2009	9,267	9,033
Additional paid-in capital	515,729	497,478
Accumulated deficit	(391,038)	(283,593)
Accumulated other comprehensive income	7,525	7,005
Treasury stock, at cost—233,464 shares of common stock in 2010 and 2009	(513)	(513)

Total stockholders' equity	140,970	229,410

Total liabilities and stockholders' equity	$394,713	$515,976

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)

	Common Stock					Treasury Stock
					Accumulated Other Comprehensive Income
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit		Number of Shares	Cost	Stockholders' Equity (Deficit)	Total Comprehensive Income (Loss)
	(In thousands, except share data)
Balance June 30, 2007	89,133,494	$8,913	$480,671	$(361,463)	$9,598	233,464	$(513)	$137,206
Issuance of common stock under employee stock purchase plans	51,311	5	462	—	—	—	—	467
Exercise of stock options	362,605	37	2,765	—	—	—	—	2,802
Conversion of warrants	500,203	50	(50)	—	—	—	—	—
Issuance of restricted stock units	187,913	19	(1,185)	—	—	—	—	(1,166)
Stock-based compensation	—	—	10,425	—	—	—	—	10,425
Translation adjustment	—	—	—	—	(1,867)	—	—	(1,867)	$(1,867)
Net income	—	—	—	24,946	—	—	—	24,946	24,946

Balance June 30, 2008	90,235,526	9,024	493,088	(336,517)	7,731	233,464	(513)	172,813	$23,079
Issuance of restricted stock units	90,987	9	(369)	—	—	—	—	(360)
Stock-based compensation	—	—	4,759	—	—	—	—	4,759
Translation adjustment	—	—	—	—	(726)	—	—	(726)	$(726)
Net income	—	—	—	52,924	—	—	—	52,924	52,924

Balance June 30, 2009	90,326,513	9,033	497,478	(283,593)	7,005	233,464	(513)	229,410	$52,198
Exercise of stock options	1,416,794	142	7,039	—	—	—	—	7,181
Issuance of restricted stock units	924,973	92	(4,132)	—	—	—	—	(4,040)
Stock-based compensation	—	—	15,344	—	—	—	—	15,344
Translation adjustment	—	—	—	—	520	—	—	520	$520
Net loss	—	—	—	(107,445)	—	—	—	(107,445)	(107,445)

Balance June 30, 2010	92,668,280	$9,267	$515,729	$(391,038)	$7,525	233,464	$(513)	$140,970	$(106,925)

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(107,445)	$52,924	$24,946
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,551	8,712	10,917
Net foreign currency loss (gain)	3,227	3,828	(2,791)
Stock-based compensation	15,260	4,670	10,600
Amortization of debt costs	—	—	960
Loss on the disposal of property, equipment and leasehold improvements	53	466	43
Deferred income taxes	(2,167)	(911)	(9,375)
Provision for bad debts	585	(314)	(189)
Loss on impairment of goodwill and intangible assets	—	623	—
Changes in assets and liabilities:
Accounts receivable	16,493	34,552	(38,264)
Unbilled services	(1,573)	2,842	7,188
Prepaid expenses, other assets and prepaid income taxes	8,905	(11,589)	(1,175)
Installments and collateralized receivable	92,450	(8,042)	18,889
Income taxes payable	(773)	(10,243)	(6,066)
Accounts payable, accrued expenses and other liabilities	(1,612)	(16,784)	15,997
Deferred revenue	8,668	(27,702)	39,784

Net cash provided by operating activities	38,622	33,032	71,464

Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(2,652)	(2,972)	(9,424)
Capitalized computer software development costs	(699)	(2,382)	(780)
Purchase price adjustments on previous acquisitions	—	—	(187)

Net cash used in investing activities	(3,351)	(5,354)	(10,391)

Cash flows from financing activities:
Proceeds from secured borrowings	9,501	30,153	74,129
Repayment of secured borrowings	(44,342)	(68,212)	(135,800)
Exercise of stock options and warrants	7,181	—	2,802
Payment of tax withholding obligations related to restricted stock	(4,040)	(360)	(1,166)
Issuance of common stock under employee stock purchase plans	—	—	467
Payments of long-term debt and capital lease obligations	—	—	(193)

Net cash used in financing activities	(31,700)	(38,419)	(59,761)

Effect of exchange rate changes on cash and cash equivalents	(839)	(1,094)	469

Increase (decrease) in cash and cash equivalents	2,732	(11,835)	1,781
Cash and cash equivalents, beginning of year	122,213	134,048	132,267

Cash and cash equivalents, end of year	$124,945	$122,213	$134,048

Supplemental disclosure of cash flow information:
Income taxes paid	$2,541	$28,921	$5,726
Interest paid	8,057	10,550	16,782

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

        Aspen Technology, Inc., together with its subsidiaries, is a leading global provider of mission-critical process optimization software solutions, which are designed to manage and optimize plant and process design, operational performance, and supply chain planning. Our aspenONE software and related services have been developed specifically for companies in the process industries, which consist of energy, chemicals, engineering and construction, pharmaceuticals, consumer packaged goods, power metals and mining, pulp and paper, and biofuels. We operate globally through 26 offices in 22 countries as of June 30, 2010.

(2) Significant Accounting Policies

(a)   Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(b)   Management Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(c)   Cash and Cash Equivalents

        Cash and cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

(d)   Derivative Instruments and Hedging

        We record all derivatives, which consist of foreign currency exchange contracts, on the balance sheet at fair value. Derivatives that are not accounting hedges must be adjusted to fair value through earnings. If a derivative is a hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or included in accumulated other comprehensive income depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. We do not meet the requirements of Accounting Standards Codification 815, "Derivatives and Hedging," in order to account for any derivatives using hedge accounting treatment during the periods presented. Therefore, the changes in fair value of all derivatives are recognized in earnings.

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

        We record our foreign currency exchange contracts at fair value in our consolidated balance sheet and the related realized or unrealized gains or losses on these contracts are recognized in earnings as a

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

component of other income (expense), net. During fiscal 2009 and 2008 the gains on these contracts were $0.2 million and $0.4 million, respectively. We had no such contracts during fiscal 2010.

        There were no foreign currency derivative financial instruments outstanding as of June 30, 2010.

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

        Depreciation expense was $4.1 million, $4.6 million and $4.1 million for fiscal 2010, 2009 and 2008, respectively.

(f)    Revenue Recognition

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

        Historically, we executed software license arrangements with contractual provisions that resulted in the "upfront" recognition of license revenue upon delivery of the software products, provided all other revenue recognition requirements were met. In July 2009, we began offering our new aspenONE licensing model, which provides customers with access to all products within the aspenONE suite or suites they license. As part of our new licensing model, customers receive, for no additional fee, SMS for the term of the license and the right to unspecified future software products and upgrades that may be introduced into the licensed suite during the term of the arrangement. Under this new licensing model, we recognize revenue over the term of the agreement on a subscription basis, beginning when the first payment is due, typically 30 days after signing the agreement, provided all other revenue recognition requirements are met. In July 2009, we also began bundling SMS for the full contract term on our point product license arrangements. Previously, SMS on our multi-year term contracts was offered for an initial one-year period, and then renewed annually thereafter at the customers' option ("legacy term license arrangements").

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

        With the introduction of our new aspenONE licensing model and the changes to the licensing terms of our point product agreements sold on a fixed-term basis, we cannot assert that the fees in these new arrangements are fixed or determinable because the rights provided to customers and the economics of the arrangements are not comparable to our historical transactions with other customers under the upfront revenue model. As a result, the amount of revenue recognized for these new arrangements will be limited by the amount of customer payments currently due. For our new aspenONE licenses this generally results in the fees being recognized ratably over the term of the contracts. For our point product licenses with bundled SMS, this generally results in the license fee being recognized as each payment comes due, while the allocated portion of the SMS revenue is recognized ratably over its annual term.

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

        We allocate the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual and term licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

are met. If VSOE does not exist for an undelivered element in an arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier.

        We have established vendor-specific objective evidence, or VSOE, of fair value for SMS and professional services, but not for our software products. We assess VSOE of fair value for SMS based on an analysis of standalone SMS renewals using the bell-shaped curve approach. We use the optional renewals of SMS on our legacy term license arrangements to support VSOE of fair value for SMS bundled in our new fixed-term point product arrangements. The license product offerings and the SMS in the legacy term arrangements and the new point product arrangements are the same.

        As we are increasingly transitioning our legacy term license customers to new point product arrangements with bundled SMS for the entire term of the arrangement, and we no longer market legacy term license arrangements, we expect our population of standalone annual renewals to decrease over time. As a result, there will come a point in time where we will be unable to support VSOE of fair value of SMS in our new point product arrangements based on our legacy term license SMS renewals. If this were to occur, we would be required to recognize revenue related to the license component on our point product arrangements ratably, on a subscription basis in a manner similar to the current recognition of subscription arrangements under our new aspenONE licensing model. We expect the impact of a loss of VSOE of fair value for SMS to be immaterial to our results of operations, since we currently recognize license revenue on point product arrangements over the term of the arrangement, as payments become due.

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

Subscription Revenue

        When a customer elects to license our products under our new aspenONE licensing model, SMS is included for the entire term of the arrangement and the customer receives, for no additional fee, the right to unspecified future software products and upgrades that may be introduced into the licensed aspenONE suite during the term of the arrangement. These agreements combine the right to use all software products within a given product suite with SMS for the term of the arrangement. Due to our obligation to provide unspecified future software products and upgrades, we are required to recognize the revenue ratably (that is, on a subscription basis) over the term of the license, once the four revenue recognition criteria noted above are met. License and SMS revenue for arrangements sold under our new licensing model are combined and presented together as subscription revenue in the consolidated statements of operations.

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

        We use the optional renewals of SMS on our legacy term license arrangements to support VSOE of fair value for SMS bundled in our new fixed-term point product arrangements. As we are increasingly transitioning our legacy term license customers to new point product arrangements with bundled SMS for the entire term of the arrangement, and we no longer offer legacy term license arrangements, we expect our population of standalone annual renewals to decrease over time. As a result, there may come a point in time where we may be unable to support VSOE of fair value of SMS in our new point product arrangements based on our legacy term license SMS renewals. If this were to occur, we would be required to recognize revenue related to the license component on our point product arrangements ratably, on a subscription basis. We expect the potential impact of a loss of VSOE of fair value for SMS to be immaterial to our results of operations, since we currently recognize license revenue on point product arrangements over the term of the arrangement, as payments become due.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

Professional Services

        Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis and are generally recognized as the services are performed, assuming all other revenue recognition criteria have been met. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. All revenue amounts are recognized within services and other in the statement of operations. Project costs are based on standard rates, which vary by the consultant's professional level, plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. All project costs are expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the direct costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, management believes that costs are the best available measure of performance. Reimbursables received from customers for out-of-pocket expenses are recorded as revenue. If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services. In those circumstances in which committed professional services arrangements are sold as a single arrangement with, or in contemplation of, a new license agreement, revenue is deferred and recognized on a ratable basis over the longer of the period the services are performed or the license term.

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

Installments Receivable

        Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates at the effective date of the contract. Finance fees are recognized using the effective interest method over the relevant license term and are classified as interest income. The amount of the net installments receivable is split between current and non-current in the consolidated balance sheets.

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

        Under the new aspenONE licensing model, customers receive rights to unspecified future products and SMS for the full contract term. As VSOE does not exist for both of these undelivered elements, we are required to recognize the arrangement fees ratably (i.e., on a subscription basis) over the term of the license. Therefore, deferred revenue is recorded as each payment comes due and revenue is recognized ratably over the associated license period.

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

(g)   Computer Software Development Costs

        Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. In accordance with ASC 985-20, "Costs of Software to Be Sold, Leased, or Marketed," we define the establishment of technological feasibility as the completion of a detail program design. Amortization of capitalized computer software development costs is provided on a product-by-product basis using (a) the greater of the amount computed using the ratio that current gross revenue for a product bear to total of current and anticipated future gross revenue for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. Software for internal use is capitalized in accordance with ASC 350-40, "Intangibles Goodwill and Other—Internal Use Software." At each balance sheet date, we evaluate the unamortized capitalized software costs for potential impairment by comparing to the net realizable value of the products. Total

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

computer software costs capitalized were $0.7 million, $2.4 million and $0.8 million in fiscal 2010, 2009 and 2008, respectively. Total amortization expense charged to operations was approximately $2.2 million, $3.9 million, and $6.5 million in fiscal 2010, 2009 and 2008, respectively.

(h)   Foreign Currency Translation

        The determination of the functional currency of subsidiaries is based on the subsidiaries' financial and operational environment and is normally the local currency. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to accumulated other comprehensive income (loss), included in stockholders' equity in the consolidated balance sheets. In all instances, foreign currency transaction gains or losses are credited or charged to the consolidated statements of operations as incurred as a component of other income (expense), net. Foreign currency transaction (losses) gains were ($2.6) million, ($1.8) million and $2.5 million in fiscal 2010, 2009 and 2008, respectively.

(i)    Net (Loss) Income Applicable to Common Stockholders

        Basic earnings per share were determined by dividing income attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share were determined by dividing (loss) income attributable to common stockholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and warrants, based on the treasury stock method, and other commitments to be settled in common stock are included in the calculation of diluted earnings per share. For fiscal 2010, all potential common shares were anti-dilutive due to the net loss. The calculations of basic and diluted net (loss) income per share and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Year Ended June 30,
	2010			2009			2008
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic (loss) earnings per share:
Net (loss) income	$(107,445)	91,247	$(1.18)	$52,924	90,053	$0.59	$24,946	89,640	$0.28
Diluted (loss) earnings per share:
Employee equity awards					2,133			3,897
Warrants					392			555

(Loss) income giving effect to dilutive adjustments	$(107,445)	91,247	$(1.18)	$52,924	92,578	$0.57	$24,946	94,092	$0.27

        The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding because the exercise price of the stock options exceeded the average market price of our common stock and/or their effect would be anti-dilutive at the balance sheet date (in thousands):

	Year Ended June 30,
	2010	2009	2008
Employee equity awards and warrants	8,642	2,230	2,205

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(j)    Concentration of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents, accounts receivable and installments and collateralized receivables. We place our cash and cash equivalents in financial institutions management believes to be high credit quality. Concentration of credit risk with respect to receivables is limited to certain customers to which we make substantial sales. To reduce risk, we assess the financial strength of our customers. We do not generally require collateral or other security in support of our receivables. As of June 30, 2010 and 2009, we had no customers that represented more than 10% of total receivables.

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

        The following table summarizes allowance for doubtful accounts activity for accounts and installments receivable in fiscal 2010, 2009 and 2008, respectively (in thousands):

	Year Ended June 30,
	2010	2009	2008
Balance, beginning of year	$8,487	$10,637	$10,769
Provision (recovery) for bad debts	437	(1,378)	752
Write-offs	(1,924)	(772)	(884)

Balance, end of year	$7,000	$8,487	$10,637

        The following table summarizes our receivable balances, net of the related allowance for doubtful accounts, as of June 30, 2010, and 2009 (in thousands). Installments and collateralized receivables are presented on the consolidated balance sheet and in the table below net of discounts for future interest established at inception of the note and carry terms of up to five years.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

	June 30,
	2010			2009
	Gross	Allowance	Net	Gross	Allowance	Net
Accounts Receivable	$36,423	$4,685	$31,738	$55,691	$5,809	$49,882
Installments Receivable	130,913	2,315	128,598	180,599	2,678	177,921
Collateralized Receivable	51,430	—	51,430	96,366	—	96,366

        The unamortized discount on installments and collateralized receivables is recognized over the term of the note as interest income, using the effective interest method. The total of such unrecognized discounts as of June 30, 2010 and 2009 was as follows (in thousands):

	June 30,
	2010	2009
Current portion of installments receivable	$2,775	$3,141
Current portion of collateralized receivables	1,158	1,726
Long-term installments receivable	15,942	27,142
Long-term collateralized receivables	3,873	9,658

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

        Financial instruments not measured or recorded at fair value in the accompanying financial statements consist of accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings. The estimated fair value of accounts receivable, installments receivable, collateralized receivables and accounts payable approximates the carrying value. The estimated fair value of secured borrowings exceeds the carrying value by $4.3 million as of June, 2010. The fair value of secured borrowings was calculated using the market approach, utilizing interest rates that were indirectly observable in markets for similar liabilities.

        The following table summarizes financial assets and financial liabilities measured and recorded at fair value on a recurring basis in the accompanying financial statements as of June 30, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurement at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs Level (3)
June 30, 2010
Assets:
Cash equivalents	$107,000	—	—
June 30, 2009
Assets:
Cash equivalents	$87,918	—	—

        Certain non-financial assets and liabilities are measured at fair value on a recurring basis. These include reporting units measured at fair value using market and income approaches in the first step of a goodwill impairment test. Certain non-financial assets, including goodwill, intangible assets and other non-financial long-lived assets, are measured at fair value using market and income approaches on a non-recurring basis when there is an indication that there may be a triggering event which could result in impairment. The adoption of ASC 820 for non-financial assets and non-financial liabilities had no material impact on the financial statements as of and for the year ended June 30, 2010.

(m)  Intangible Assets, Goodwill and Long-Lived Assets

        Acquired intangibles are removed from the accounts when fully amortized and no longer in use. Intangible assets subject to amortization consist of the following at June 30, 2010 and 2009 (in thousands):

		June 30, 2010			June 30, 2009
Asset Class	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer Relationships	3 - 12 years	$676	$676	$—	$647	$491	$156

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        Intangible asset amortization expense was $0.2 million, $0.2 million and $0.3 million for fiscal 2010, 2009 and 2008, respectively. Fiscal 2010 was the final year of amortization on the outstanding intangible asset. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets.

        The changes in the carrying amount of the goodwill by reporting unit for fiscal 2010 and 2009 were as follows (in thousands):

	Reporting Unit
Asset Class	License	Professional Services	Maintenance and Training	Total
Balance as of June 30, 2008
Goodwill	$68,059	$5,103	$16,007	$89,169
Accumulated impairment losses	(65,569)	(4,581)	—	(70,150)

	$2,490	$522	$16,007	$19,019

Impairment loss	—	(521)	—	(521)
Effect of changes in currency translation	(15)	(1)	(1,796)	(1,812)

Balance as of June 30, 2009
Goodwill	$68,044	$5,102	$14,211	$87,357
Accumulated impairment losses	(65,569)	(5,102)	—	(70,671)

	$2,475	$—	$14,211	$16,686

Effect of changes in currency translation	15	—	660	675

Balance as of June 30, 2010
Goodwill	$68,059	$5,102	$14,871	$88,032
Accumulated impairment losses	(65,569)	(5,102)	—	(70,671)

	$2,490	$—	$14,871	$17,361

        We test goodwill for impairment annually at the reporting unit level using a fair value approach in accordance with the provisions of ASC 350, "Intangibles—Goodwill and Other." We conduct our annual impairment test on December 31, of each year. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is to be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured based upon the estimated fair value of goodwill at the valuation date. We performed our annual impairment test for each reporting unit as of December 31, 2009, and determined that the estimated fair values substantially exceeded the carrying values. As such, no impairment losses were recognized as a result of the analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

        Certain negative macroeconomic factors began to impact the global credit markets in late calendar 2008 and we noted significant unfavorable trends in business conditions in the second quarter of fiscal 2009. In connection with preparing the annual impairment assessment, we identified significant

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

deterioration in the expected future financial performance of the professional services segment compared to the expected future financial performance of this segment at the end of fiscal 2008. As a result, we recognized goodwill and intangible assets impairments of $0.5 million and $0.1 million, respectively, within the professional services reporting unit during the second fiscal quarter of 2009, which ended December 31, 2008, to write off all of the goodwill and intangible assets of this reporting unit. The method for determining fair value was based on weighting estimates of future cash flows from the reporting units and estimates of the market value of the reporting units, based on comparable companies. These impairment losses were recorded as loss on impairment of goodwill and intangible assets in the consolidated statement of operations.

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

(n)   Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is disclosed in the accompanying consolidated statements of stockholders' equity (deficit) and comprehensive income. The components of accumulated other comprehensive income as of June 30, 2010, 2009 and 2008 consist of cumulative translation adjustments.

(o)   Accounting for Stock-Based Compensation

        We adopted ASC 718, "Compensation—Stock Compensation" (ASC 718). Under the provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.

(p)   Accounting for Transfers of Financial Assets

        We derecognize financial assets, specifically accounts receivable and installments receivable, when control has been surrendered in compliance with ASC 860, "Transfers and Servicing" (ASC 860). Transfers of accounts receivable and installments receivable that meet the requirements of (ASC860) for sale accounting treatment are removed from the balance sheet and gains or losses on the sale are recognized. If the conditions for sale accounting treatment are not met, or are no longer met, accounts receivable and installments receivable transferred are classified as collateralized receivables in the consolidated balance sheet and cash received from these transactions is classified as secured borrowings. All transfers of assets are accounted for as secured borrowings. Transaction costs associated with secured borrowings, if any, are treated as borrowing costs and recognized in interest expense. When we receive cash from a customer, the collateralized receivable balance is reduced and the related secured borrowing is reclassified to an accrued liability for amounts we must remit to the financial institution. The accrued liability is reduced when payment is remitted to the financial institution.

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

        We do not provide deferred taxes on unremitted earnings of foreign subsidiaries since we intend to indefinitely reinvest either currently or sometime in the foreseeable future. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, which are considered indefinitely reinvested, are not material to our consolidated financial position or results of operations. We are continuously subject to examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities may challenge certain deductions and credits reported by us on our income tax returns. In July 2006, the FASB issued FIN 48, Accounting for Uncertain Tax Positions, (currently included as provisions of ASC Topic 740), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is more-likely-than-not, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, if the more-likely-than-not threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, de-recognition or measurement of a tax position should be recorded in the period in which the change occurs. We account for interest and penalties related to uncertain tax positions as part of the provision for income taxes.

(r)   Legal Fees and Contingencies

        We accrue estimated liabilities for loss contingencies arising from claims, assessments, litigation and other sources when it is probable that a liability has been incurred and the amount of the claim assessment or damages can be reasonably estimated. We believe that we have sufficient accruals to cover any obligations resulting from claims, assessments or litigation that have met this criteria.

(s)   Advertising Costs

        We charge advertising costs to expense as the costs are incurred. We incurred advertising expenses of $2.7 million, $2.5 million and $3.3 million during fiscal 2010, 2009 and 2008, respectively. We had no prepaid advertising costs included in the accompanying consolidated balance sheets.

(t)    Research and Development Expense

        We charge research and development expenditures to expense as the costs are incurred. Research and development expenses include salaries, direct costs incurred and building and overhead expenses.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(u)   Accounting for Restructuring Accruals

        We follow ASC 420, "Exit or Disposal Cost Obligations." In addition, we consider the guidance where applicable in ASC 712, "Compensation—Nonretirement Postemployment Benefits," and ASC 715, "Compensation—Retirement Benefits." In accounting for these obligations, we are required to make assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation has arisen. The restructuring charge for restructuring programs that have future payments that extend beyond one year is recorded at the net present value of the future cash payments to be made. The discount is then accreted to restructuring expense over the term of the remaining payments. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the consolidated balance sheet.

(v)   Correction of Immaterial Errors

        During the first and second quarters of fiscal 2010, we identified errors related to stock compensation expense, license and professional services revenue, and income taxes that originated in prior periods and concluded that the errors were not material to any of the previously reported periods or to the periods in which the errors were corrected. These immaterial errors were corrected in the first and second quarter 2010 Interim Financial Statements. The impact to certain captions in the unaudited condensed consolidated statement of operations for the year ended June 30, 2010, resulting from the out-of-period component of the correction of immaterial errors, is as follows (in thousands):

	Three Months Ended
	September 30, 2009	December 31, 2009
	Increase (Decrease)	Increase (Decrease)
Total revenue	$93	$(370)
Income (loss) from operations	(722)	(370)
Income (loss) before provision for taxes	(722)	(370)
Net income (loss)	(1,302)	(1,540)

        During the first quarter of fiscal 2009, we identified certain errors related to income taxes, stock-based compensation expense, and foreign transactions that originated in prior periods and concluded that the errors were not material to any of the previously reported periods or to the periods in which the errors were corrected. These immaterial errors were corrected in first quarter 2009 Interim Financial Statements and in the information presented in the first quarter and full fiscal year financial statements and disclosures. The impact to certain captions in the consolidated statement of operations

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

for fiscal 2009, resulting from these out-of-period components of the immaterial corrections, is as follows (in thousands):

Three Months Ended September 30, 2008
Increase (Decrease)
Total revenue	$—
Income from operations	887
Income before provision for taxes	315
Net income	(3,618)

(w)  Subsequent Events

        We evaluated events occurring between the end of our most recent fiscal year and the date the financial statements were issued. There were no subsequent events to be disclosed based on this evaluation, other than the warrant exercise on August 13, 2010 described in Note 9.

(x)   Recently Adopted Accounting Pronouncements

        In September 2006, the FASB issued ASC 820, "Fair Value Measurements and Disclosures" (ASC 820), which enhances existing guidance for measuring assets and liabilities at fair value. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB permitted companies to partially defer the effective date of ASC 820 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted ASC 820 on July 1, 2008. The adoption of ASC 820 did not have a material impact on our consolidated financial statements. In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements." This ASU requires new disclosures including significant transfers into and out of Level 1 and Level 2 fair value measurements and a reconciliation of Level 3 fair value measurements including purchases, sales, issuances, and settlements on a gross basis. It also clarifies existing disclosures regarding the level of disaggregation, inputs and valuation techniques. We adopted ASU No. 2010-06 during the third quarter of fiscal 2010 and it did not have a material impact on our results of operations, financial position, or cash flows.

        In May 2009, the FASB issued ASC 855, "Subsequent Events" (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855 on April 1, 2009. The adoption of ASC 855 did not have a material impact on our consolidated financial statements. In January 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements." As a result of ASU No. 2010-09, ASC 855 no longer requires entities to disclose the date through which subsequent events have occurred. We adopted ASU No. 2010-09 during the third quarter of fiscal 2010. The adoption of ASU No. 2010-09 did not have a material impact on our results of operations, financial position, or cash flows.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        In December 2007, the FASB issued ASC 810, "Consolidation" (ASC 810), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The authoritative guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008. We adopted the provisions of ASC 810 as of July 1, 2009. The adoption of ASC 810 did not have a material impact on our results of operations, financial position, or cash flows as there were no minority interests reported as of June 30, 2010 or 2009.

        In April 2008, the FASB issued additional authoritative guidance to ASC 350-30, "Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill" (ASC 350). The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The updated guidance was effective for fiscal years beginning after December 15, 2008. We adopted the provisions of the new guidance as of July 1, 2009. The adoption of the new provisions did not have a material impact on our results of operations, financial position, or cash flows due to the immaterial value of intangibles as of June 30, 2010.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" (SFAS No. 168). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the provisions of SFAS No. 168 on July 1, 2009. The implementation of this standard did not have a material impact on our results of operations, financial position, or cash flows.

(y)   Reclassifications

        Certain line items within total operating costs of our prior period consolidated statements of operations and Note 15, "Segment and Geographic Information," have been reclassified to conform to currently reported presentations. Beginning in the first quarter of fiscal 2010, we reclassified expenses primarily relating to product management from Selling and marketing to Research and development. Other adjustments were made to reclassify certain allocable expenses from Selling and marketing to General and administrative and immaterial losses and gains on asset disposals to the department where the related assets were held. The impact of these reclassifications to our previously presented statements of operations for fiscal 2009 and 2008 is represented in the table below (in thousands):

	Year Ended June 30,
	2009	2008
	Increase / (Decrease)
Selling and marketing	$(5,024)	$(4,717)
Research and development	4,912	4,720
General and administrative	118	(69)
Loss (gain) on sales and disposals of assets	(6)	66

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        Additionally, in fiscal 2010, we reclassified cash flows from changes in other non-current assets in our prior period consolidated statements of cash flows from an investing activity to an operating activity. This immaterial reclassification was made as a result of the underlying assets being operating in nature. The impact of this change on our cash flows from operating activities totaled ($0.4) million and ($0.6) million for fiscal 2009 and 2008, respectively.

(3) Restructuring Charges

        Restructuring charges consist of the following (in thousands):

	Year Ended June 30,
	2010	2009	2008
Restructuring Charges	$1,128	$2,446	$8,623

        During fiscal 2010, we recorded $1.1 million in restructuring charges. Of this amount, $0.7 million related to changes in the estimates of future operating costs and sublease assumptions related to our restructuring programs and $0.4 million related to accretion.

        At June 30, 2010, total restructuring liabilities of $8.5 million related to the closure of facilities and contract termination costs. We anticipate that payments of $9.3 million will be made related to the closure of facilities through fiscal 2017.

        The following activity was recorded for the indicated years (in thousands):

	Closure/ Consolidation of Facilities and Contract Termination Costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2007	$13,386	$828	$14,214
Restructuring charge	6,276	545	6,821
Fiscal 2008 payments	(5,249)	(1,203)	(6,452)
Restructuring charge—accretion	575	—	575
Change in estimate—revised assumption	1,366	(139)	1,227

Accrued expenses, June 30, 2008	16,354	31	16,385
Restructuring charge	—	1,700	1,700
Fiscal 2009 payments	(5,009)	(1,604)	(6,613)
Restructuring charge—accretion	629	—	629
Change in estimate—revised assumption	(55)	172	117

Accrued expenses, June 30, 2009	11,919	299	12,218
Restructuring charge	—	—	—
Fiscal 2010 payments	(4,535)	(297)	(4,832)
Restructuring charge—accretion	420	—	420
Change in estimate—revised assumption	710	(2)	708

Accrued expenses, June 30, 2010	$8,514	$—	$8,514

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Restructuring Charges (Continued)

(a)   Restructuring charges originally arising in the three months ended March 31, 2009

        In the three months ended March 31, 2009, we initiated a worldwide plan to reduce operating expenses by reorganizing business units through headcount reductions. During fiscal 2009, we recorded a charge of $1.7 million associated with headcount reductions. Approximately 70 employees, or 5% of the workforce, were eliminated under the restructuring plan. The employees were primarily located in North America and Europe. All business units were affected, including services, sales and marketing, research and development, and general and administrative. During fiscal 2010, payments of $0.3 million were made, which marked the completion of this restructuring plan.

(b)   Restructuring charges originally arising in the three months ended June 30, 2007

        In May 2007, we initiated a plan to relocate our corporate headquarters from Cambridge to Burlington, Massachusetts. The relocation resulted in our ceasing to use our prior corporate headquarters leased space, subleasing the space to a third party, and the relocation to a new facility. During fiscal 2008, we recorded a charge of $6.0 million associated with the relocation of certain departments to temporary space. The closure and relocation actions were completed in October 2007. These costs did not meet the criteria for accrual as of June 30, 2007. During fiscal 2009, we recorded an additional $0.4 million in restructuring charges, primarily related to accretion. During fiscal 2010, we made payments of $1.3 million and recorded additional restructuring charges of $0.3 million related to accretion, offset by a $0.1 million reduction of the accrual due to changes in estimates. As of June 30, 2010, there was $2.8 million remaining in accrued expenses related to the remaining lease payments, to be paid through fiscal 2013.

(c)   Restructuring charges originally arising in the three months ended June 30, 2005.

        In May 2005, we initiated a plan to consolidate several corporate functions and to reduce our operating expenses. The plan to reduce operating expenses primarily resulted in headcount reductions, and also included the termination of a contract and the consolidation of facilities. These actions resulted in an aggregate restructuring charge of $3.8 million, recorded in the fourth quarter of fiscal 2005. During fiscal 2008 we recorded an additional $0.8 million in restructuring charges related to headcount reductions, relocation costs and facility consolidations associated with the May 2005 plan that did not qualify for accrual at June 30, 2005. As of June 30, 2009, there were no remaining accruals associated with the plan.

        Closure/consolidation of facilities:    Approximately $0.3 million of the restructuring charges recorded in fiscal 2008 related to the termination of facility leases.

        Employee severance, benefits and related costs:    Approximately $0.5 million of the restructuring charges recorded in fiscal 2008 related to the reduction in headcount. Approximately 130 employees, or 10% of the workforce, were eliminated under the restructuring plan. The employees were primarily located in North America and Europe. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

(d)   Restructuring charges originally arising in the three months ended June 30, 2004

        In June 2004, we initiated a plan to reduce our operating expenses in order to better align our operating cost structure with the economic environment and to improve operating margins. The plan to reduce operating expenses resulted in the consolidation of facilities, headcount reductions, and the

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Restructuring Charges (Continued)

termination of operating contracts. These actions resulted in an aggregate restructuring charge of $23.5 million, recorded in the fourth quarter of fiscal 2004. During fiscal 2005, we recorded $14.4 million related to headcount reductions and facility consolidations associated with the June 2004 restructuring plan that did not qualify for accrual at June 30, 2004. In addition, we recorded $0.4 million in restructuring charges related to the accretion of the discounted restructuring accrual and a $0.8 million decrease to the accrual related to changes in estimates of severance benefits and sublease terms. During fiscal 2010, 2009 and 2008, we recorded a $0.5 million increase, and a less than $0.1 million and $1.2 million decrease, respectively, to the accrual primarily due to changes in the estimate of future operating costs and sublease assumptions associated with the facilities, as well as accretion of $0.1 million, $0.3 million, and $0.3 million, respectively. As of June 30, 2010, there was $2.7 million remaining in accrued expenses relating to the remaining lease payments, to be paid through fiscal 2017.

        Closure/consolidation of facilities:    Approximately $9.1 million of the fiscal 2005 restructuring related to the termination of facility leases and other lease related costs. The facility leases had remaining terms ranging from several months to eight years. The amount accrued is an estimate of the remaining obligation under the lease or actual costs to buy-out leases, reduced by expected income from the sublease of the underlying properties. The remaining accrual all relates to future payments related to the closure and consolidation of facilities under the plan.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Restructuring Charges (Continued)

        Employee severance, benefits and related costs:    Approximately $4.4 million of the fiscal 2005 restructuring charge, related to a reduction in headcount. In the aggregate, approximately 147 employees, or 9% of the workforce, were eliminated under the restructuring plan implemented by management. The fiscal 2005 restructuring charge related to employees that had not been notified in a manner that would allow for accrual as of June 30, 2004. Such accrual occurred in the first quarter of fiscal 2005. A majority of the employees were located in North America, although Europe was affected as well. All business units were affected, including services, sales and marketing, research and development, and general and administrative.

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

(e)   Restructuring charges originally arising in the three months ended December 31, 2002

        In October 2002, management initiated a plan to reduce operating expenses in response to first quarter revenue results that were below expectations and to general economic uncertainties. The plan to reduce operating expenses resulted in headcount reductions, consolidation of facilities, and discontinuation of development and support for certain non-critical products. These actions resulted in an aggregate restructuring charge of $28.7 million. During fiscal 2010, 2009 and 2008, we recorded a $0.4 million increase, a $0.1 million increase and a $0.1 million decrease, respectively, to the accrual, primarily due to changes in the estimate of future operating costs associated with the facilities. As of June 30, 2010, there was $3.0 million remaining in accrued expenses primarily relating to the remaining lease payments to be paid through fiscal 2013.

(f)    Restructuring charges originally arising in the three months ended June 30, 2002

        In the fourth quarter of fiscal 2002, management initiated a plan to reduce operating expenses and to restructure operations around our two primary product lines, engineering software and manufacturing/supply chain software. We reduced worldwide headcount by approximately 10%, or 200 employees, closed and consolidated facilities, and disposed of certain assets, resulting in an aggregate restructuring charge of $13.2 million. During fiscal 2010, 2009 and 2008, we recorded nominal increases to the accrual, due to changes in sublease assumptions. As of June 30, 2010, there was $0.1 million remaining in accrued expenses relating to lease payments, to be paid through fiscal 2011.

(4) Secured Borrowings and Collateralized Receivables

        We have transferred certain customer installment and trade receivables to financial institutions that are accounted for as secured borrowings. The transferred receivables serve as collateral under the receivable sales facilities. Since December 2007, we have not sold any receivables for the purpose of raising cash, but we have sold some large dollar receivables in order to fund the repurchase of several large groups of smaller receivables previously sold to the banks, for the purpose of simplifying our administration of the programs. Generally, the carrying value of each collateralized receivable approximates the carrying value of the equivalent secured borrowing. However, there are instances when the financed future committed customer receivable has not yet been recognized as revenue, and as a result, has not been recorded as a collateralized receivable on our balance sheet. As of June 30,

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Secured Borrowings and Collateralized Receivables (Continued)

2010, the carrying value of our secured borrowings approximated the related future committed customer receivable.

        At June 30, 2010 and 2009, receivables totaling $51.4 million and $96.4 million, respectively, were pledged as collateral for the secured borrowings. The secured borrowings totaled $76.1 million and $112.1 million as of June 30, 2010 and 2009, respectively. The collateralized receivables are presented at their net present value. The interest rate implicit in the installment receivables was 8% as of June 30, 2010 and 2009. We recorded $6.2 million, $8.7 million and $15.1 million of interest income associated with the collateralized receivables for fiscal 2010, 2009 and 2008, respectively, and recognized $8.0 million, $10.5 million and $16.1 million of interest expense associated with the secured borrowings. Proceeds from and payments on the secured borrowings are presented as components of cash flows from financing activities in the consolidated statements of cash flows. Reductions of secured borrowings are recognized as financing cash flows upon payment to the financial institution and operating cash flows from collateralized receivables are recognized upon customer payment of amounts due.

Traditional Programs

        We historically have maintained arrangements which we refer to as our Traditional Programs to transfer certain of our receivables to financial institutions upon the mutual agreement of us and the financial institution for each such customer receivable. The transfers of customer receivables under these programs have been accounted for as secured borrowings. Under our arrangements with General Electric Capital Corporation, Bank of America and Silicon Valley Bank (SVB), both parties must agree to enter into each transaction and negotiate the amount borrowed and interest rate secured by each receivable. We received cash proceeds of $9.5 million, $30.2 million and $74.1 million for fiscal 2010, 2009 and 2008, respectively, related to these programs.

        The collateralized receivables earn interest income and the secured borrowings accrue borrowing costs at approximately the same interest rate. When cash is received from a customer by us, the collateralized receivable balance is reduced and the related secured borrowing is reclassified to an accrued liability for amounts we must remit to the financial institution. The accrued liability is reduced when payment is remitted to the financial institutions. The terms of the customer receivables range from amounts that are due within 30 days to receivables that are due within four years.

        Under the terms of the Traditional Programs we have transferred the receivables to the financial institutions with limited financial recourse to us. Potential recourse obligations are primarily related to one program that requires us to pay interest to SVB when the underlying customer has not paid by the receivable due date. This recourse is limited to a maximum period of 90 days after the due date. The amount of outstanding receivables that have this potential recourse obligation is $32.2 million at June 30, 2010. This ninety-day recourse obligation is recognized as interest expense as incurred and totaled less than $0.1 million, $0.1 million and $0.4 million for fiscal 2010, 2009, and 2008, respectively. Otherwise, recourse generally results from circumstances, if any, in which we failed to perform requirements related to contracts with the customer. Other than the specific items noted above, the financial institutions bear the credit risk of the customers associated with the receivables the institution purchased.

        In the ordinary course of us acting as a servicing agent for receivables transferred to SVB, we regularly receive funds from customers that are processed and remitted onward to SVB. While in our possession, these cash receipts are contractually owned by SVB and are held by us on their behalf until

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Secured Borrowings and Collateralized Receivables (Continued)

remitted to the bank. Cash receipts held for the benefit of SVB recorded in our cash balances and current liabilities totaled $0 as of June 30, 2010 and 2009. Such amounts are restricted from our use.

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

        The secured borrowings consist of the following at June 30, 2010 and 2009 (in thousands):

	June 30,
	2010	2009
Traditional Programs—weighted average interest rate of 8.3% and 8.1% at June 30, 2010 and 2009, respectively	$76,135	$112,096
Less current portion	30,424	83,885

Total secured borrowings, less current portion	$45,711	$28,211

        The cash payments on the collateralized receivables fund the secured borrowing payments, and we retain payments received on collateralized receivables that are in excess of the secured borrowings. We have no future cash obligations other than the limited recourse obligations noted above.

(5) Line of Credit

        In January 2003 and through subsequent amendments, we executed a loan arrangement with Silicon Valley Bank. This arrangement provides a line of credit of up to the lesser of (i) $25.0 million or (ii) 50% to 80% of certain eligible receivables. The line of credit bears interest at the greater of (i) the bank's prime rate (4.0% at June 30, 2010) plus 0.5%, or (ii) 4.75%. If we maintain a $10.0 million compensating cash balance with the bank the unused line of credit fee will be 0.1875% per annum, otherwise it will be 0.375% per annum. The line of credit is collateralized by substantially all of our assets and we are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. The terms of the loan arrangement restrict our ability to pay dividends, with the exception of common stock dividends or preferred stock dividends paid in cash.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Line of Credit (Continued)

        We were in compliance with the terms of the credit facility as of June 30, 2010. As of June 30, 2009, we were not in compliance with certain financial reporting requirements under the terms of the credit facility. We obtained waivers for that non-compliance and on November 3, 2009, we executed an amendment to the loan arrangement that adjusted certain terms of covenants, including modifying the date we must provide quarterly unaudited and annual audited financial statements to the bank. In June 2010, we executed an amendment to the loan arrangement that extended the maturity date of the credit facility to November 15, 2010.

        As of June 30, 2010, there were $4.4 million in letters of credit outstanding under the line of credit and no outstanding debt under the line of credit and $16.4 million was available for future borrowing. Our total borrowing through SVB is limited to $95 million. In the event that we utilize the full $85 million available through the Traditional Programs with Silicon Valley Bank, our total credit line could not exceed $10 million.

(6) Supplemental Balance Sheet Information

        Property, equipment and leasehold improvements in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2010	2009
Property, equipment and leasehold improvements—at cost
Computer equipment	$9,358	$9,538
Purchased software	19,194	17,815
Furniture & fixtures	5,693	5,881
Leasehold improvements	3,581	3,808
Accumulated depreciation	(29,769)	(27,438)

Property, equipment and leasehold improvements—net	$8,057	$9,604

        We account for asset retirement obligations in accordance with ASC 410, "Asset Retirement and Environmental Obligations." Our asset retirement obligations relate to leasehold improvements for leased properties. As of June 30, 2010 and 2009, the balance of our asset retirement obligations was $0.7 million.

        Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2010	2009
Royalties and outside commissions	$4,856	$8,627
Payroll and payroll-related	21,862	13,793
Restructuring accruals	4,266	4,974
Amounts due to receivable sale facilities for collections	4,216	2,724
Other	14,690	17,764

Total accrued expenses	$49,890	$47,882

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Supplemental Balance Sheet Information (Continued)

        Other non-current liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	June 30,
	2010	2009
Restructuring accruals	$4,248	$7,244
Deferred rent	2,193	2,333
Royalties and outside commissions	3,667	5,852
Other	21,724	20,430

Total other non-current liabilities	$31,832	$35,859

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

Registration Rights

        In May 2006, we received a demand letter from the Series D-1 Preferred holders, in accordance with the terms of their investor rights agreement with us, requesting registration of all of the shares of common stock issued or issuable upon the conversion of Series D-1 Preferred and the exercise of their warrants in connection with an underwritten public offering per the terms defined in the investor rights agreement. We are required to register the underlying shares at our expense. As of June 30, 2010, the total number of outstanding shares of common stock that would be included by their registration demand letter is 29,512,336.

(8) Stock-Based Compensation

Stock Compensation Plans

        In April 2010, the shareholders approved the establishment of the 2010 Equity Incentive Plan (the 2010 Plan), which provides for the reservation of 7,000,000 shares of common stock for issuance under the 2010 Plan. The 2010 Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-related awards, and performance awards that may be settled in cash, stock, or other property. As of June 30, 2010, there were 7,000,000 shares of common stock available for issuance subject to awards under the 2010 Plan.

        In May 2005, the shareholders approved the establishment of the 2005 Stock Incentive Plan (the 2005 Plan), which provides for the reservation of up to 4,000,000 shares of common stock for issuance under the 2005 Plan. The 2005 Plan provides for the grant of incentive and nonqualified stock options and other stock-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. Restricted stock and other stock-based awards granted under the 2005 Plan may not exceed, in the aggregate, 4,000,000 shares of common stock. As of June 30, 2010, there were 1,027,378 shares of common stock available for issuance subject to awards under the 2005 Plan.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Stock-Based Compensation (Continued)

        In December 2000, the shareholders approved the establishment of the 2001 Stock Option Plan (the 2001 Plan), which provides for the issuance of incentive stock options and nonqualified options. Under the 2001 Plan, the Board of Directors could grant stock options to purchase up to an aggregate of 4,000,000 shares of common stock. At July 1, 2002, July 1, 2003 and July 1, 2004, the 2001 Plan was expanded to cover an additional 5% of the outstanding shares on the preceding June 30. In no event, however, may the number of shares subject to incentive options under the 2001 Option Plan exceed 8,000,000 unless the 2001 Plan is amended and such amendment is approved by the shareholders. As of June 30, 2010, there were 321,425 shares of common stock available for grant under the 2001 Plan.

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

General Award Terms

        We issue stock options and restricted stock units to our employees and outside directors, pursuant to stockholder approved stock option plans. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those options generally vest over four years and have 7 or 10-year contractual terms. Restricted stock units (RSUs) generally vest over four years. Historically, our practice has been to settle stock option exercises and restricted stock vesting through newly-issued shares.

Stock Compensation Accounting

        We recognize compensation costs on a straight-line basis over the requisite service period for time-vested awards. For awards that vest based on performance conditions, we use the accelerated model for graded vesting awards based on probability.

        Our stock based compensation is principally accounted for as awards of equity instruments. Our policy is to issue new shares upon the exercise of stock awards. We adopted the simplified method related to accounting for the tax effects of share-based payment awards to employees ASC 718, "Compensation—Stock Compensation" (ASC 718). We use the "with-and-without" approach for determining if excess tax benefits are realized under ASC 718.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Stock-Based Compensation (Continued)

        During the period from mid-September 2007 until November 9, 2009, and from November 16, 2009 to December 21, 2009, we did not maintain our status as a timely filer with the SEC and we were unable to issue stock-based compensation to our directors and employees. On October 29, 2009 the Board of Directors approved the grant as of November 9, 2009 of 2,727,033 RSUs and 264,640 stock options under the 2005 Stock Incentive Plan and the 2001 Stock Option Plan, respectively. Since we were not able to grant awards during the period described above, a portion of the awards were vested immediately upon grant. The RSUs were valued at the stock price on the date of grant. We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation.

        The stock-based compensation expense and its classification (in thousands) in the statement of operations for fiscal 2010, 2009 and 2008 was as follows (in thousands):

	Year Ended June 30,
	2010	2009	2008
Recorded as expense:
Cost of service and other	$1,314	$429	$1,254
Selling and marketing	5,742	928	3,345
Research and development	1,880	460	1,411
General and administrative	6,324	2,853	4,590

	15,260	4,670	10,600
Capitalized computer software development costs:	2	26	18

Total stock-based compensation	$15,262	$4,696	$10,618

        We utilize the Black-Scholes valuation model for estimating the fair value of the stock compensation. We granted 264,640 stock options during fiscal 2010. There were no stock options granted in fiscal 2009. The weighted-average fair values of the options granted under the stock option plans for fiscal 2010 and fiscal 2008 were calculated using the following assumptions:

	Year Ended June 30,
	2010 Stock Option Plans	2008 Stock Option Plans
Weighted average fair values of options granted	$3.96	$7.26
Average risk-free interest rate	1.4%	4.4%
Expected dividend yield	None	None
Expected life	3.4	5.0
Expected volatility range	57%	80%
Weighted average expected volatility	57%	80%

        The dividend yield of zero is based on the fact that we have never paid cash dividends on common stock and have no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the U.S. Treasury zero-coupon bond with a maturity commensurate with the expected life of the option on the date of grant. In fiscal 2010, we calculated the estimated life based upon historical exercise behavior, as well as anticipated future events that may affect volatility.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Stock-Based Compensation (Continued)

        A summary of stock option and RSU activity under all stock option plans in fiscal 2010, 2009 and 2008 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000's)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2007	8,311,565	$7.64			663,200	$10.42
Granted	40,000	10.86			—	—
Vested (RSUs)	—	—			(272,965)	10.42
Exercised	(362,605)	7.71			—	—
Cancelled / Forfeited	(249,025)	9.97			(68,730)	10.42

Outstanding at June 30, 2008	7,739,935	7.62			321,505	10.42
Granted	—	—			—	—
Vested (RSUs)	—	—			(134,477)	10.42
Exercised	—	—			—	—
Cancelled / Forfeited	(170,720)	7.96			(36,415)	10.42

Outstanding at June 30, 2009	7,569,215	7.61			150,613	10.42
Granted	264,640	9.55			2,749,283	9.56
Vested (RSUs)	—	—			(1,333,370)	9.63
Exercised	(1,416,794)	5.07			—	—
Cancelled / Forfeited	(1,021,191)	13.90			(54,263)	9.66

Outstanding at June 30, 2010	5,395,870	$7.19	4.7	$23,075	1,512,263	$9.58

Exercisable at June 30, 2010	5,266,354	$7.11	4.6	$22,964	—	—
Vested and expected to vest at June 30, 2010	5,362,165	$7.17	4.7	$23,046	1,415,057	$9.58

        The weighted average grant-date fair value of RSUs granted during fiscal 2010 was $9.56; there were no RSU grants in fiscal 2009 or 2008. In fiscal 2010, 2009 and 2008, the total fair value of shares vested from RSU grants was $13.1 million, $1.2 million and $3.8 million, respectively.

        At June 30, 2010, the total unrecognized compensation cost related to unvested stock options and RSUs was $0.8 million and $14.3 million, respectively, and is expected to be recorded over the next four years as the awards vest.

        The total intrinsic value of options exercised during fiscal 2010 and 2008 was $8.3 million and $2.8 million, respectively. There were no options exercised in fiscal 2009. We received $7.2 million and $2.8 million in cash proceeds from option exercises during fiscal 2010 and 2008, respectively. We paid $4.0 million, $0.4 million and $1.2 million for withholding taxes on vested RSUs during fiscal 2010, 2009 and 2008, respectively.

        At June 30, 2010, common stock reserved for future issuance or settlement under equity compensation plans was 15.9 million shares.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Stock-Based Compensation (Continued)

        In December 2006 and May 2007, we modified awards for an aggregate of 1,184,470 options for our employees to equal the fair market value on the grant date of our common stock for these awards to avoid certain adverse tax impacts on the individuals. There was no incremental compensation cost resulting from the modifications. A further modification was made in December 2007 to increase the exercise price of certain awards and to provide for cash payments to employees to compensate them for the increase in the exercise price of those awards.

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

        In connection with the August 2003 Series D Preferred financing, we issued warrants with seven-year lives to purchase 7,267,286 shares of common stock at an exercise price of $3.33 per share. In July 2006, 6,006,006 warrants were exercised in a cashless exercise, resulting in the issuance of 4,369,336 shares of our common stock. In November 2007, warrants to purchase 630,640 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 500,203 shares of common stock. As of June 30, 2010, warrants to purchase 630,640 shares of common stock were outstanding and exercisable at a price of $3.33. On August 13, 2010, the remaining warrants were exercised in a cashless exercise, resulting in the issuance of 424,753 shares of our common stock.

(10) Income Taxes

        (Loss) income before provision for income taxes consists of the following (in thousands):

	Year Ended June 30,
	2010	2009	2008
Domestic	$(96,937)	$48,095	$10,822
Foreign	(3,971)	6,197	17,202

Total	$(100,908)	$54,292	$28,024

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Income Taxes (Continued)

        The provision for income taxes shown in the accompanying consolidated statements of operations is composed of the following (in thousands):

	Year Ended June 30,
	2010	2009	2008
Federal—
Current	$2,586	$1,616	$—
Deferred	(2,490)	(1,616)	457
State—
Current	170	1,064	1,419
Deferred	—	—	—
Foreign—
Current	5,907	(71)	6,010
Deferred	364	375	(4,808)

	$6,537	$1,368	$3,078

        The provision for income taxes differs from that based on the federal statutory rate due to the following (in thousands):

	Year Ended June 30,
	2010	2009	2008
Federal tax at statutory rate	$(35,318)	$19,002	$9,808
State income taxes	—	595	299
Subpart F and dividend income	458	1,467	3,695
Foreign taxes and rate differences	6,445	(682)	(1,952)
Permanent differences	1,987	(501)	980
Tax credits	—	(6,092)	(2,988)
Tax contingencies	170	(2,615)	2,755
Return to provision adjustments	—	1,000	—
Valuation allowance	32,772	(12,911)	(10,235)
Other	23	2,105	716

Provision for income taxes	$6,537	$1,368	$3,078

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Income Taxes (Continued)

        The approximate tax effect of each type of temporary difference and tax carryforward is as follows (in thousands):

	June 30,
	2010	2009
Deferred tax assets:
Federal and state credits	$4,677	$2,780
Foreign tax credits	21,411	—
Federal and state loss carryforwards	15,029	—
Foreign loss carryforwards	1,651	2,370
Revenue	2,892	1,294
Restructuring accruals	2,974	4,192
Other reserves and accruals	8,888	12,013
Intangible assets	2,910	4,172
Property and leasehold improvements	5,003	4,648
Other temporary differences	13,908	13,084

	79,343	44,553
Deferred tax liabilities:
Revenue	(522)	(558)
Other reserves and accruals	(141)	—
Intangible assets	(1,328)	(1,675)
Property and leasehold improvements	(905)	(645)
Other temporary differences	(474)	(601)

	(3,370)	(3,479)
Valuation allowance	(64,098)	(31,325)

Net deferred tax assets (liabilities)	$11,875	$9,749

        Upon customer payment of certain foreign receivables, withholding taxes are withheld by customers and remitted to local tax authorities as required by statute. Under current U.S. tax law, these withholding taxes may be creditable against U.S. taxes payable subject to certain limitations. The withholding taxes are included in the foreign tax provision as they are withheld and remitted. Utilization of such taxes as foreign tax credits is recorded as a reduction of the domestic tax expense in the period it is more likely than not that these deferred tax assets will be realized. We have recorded a partial valuation allowance against these credits since their potential utilization cannot be determined to be more likely than not. We will recognize the benefit of these credits only when it is more likely than not that these deferred tax assets will be realized. We do not provide deferred taxes on unremitted earnings of foreign subsidiaries since we intend to indefinitely reinvest either currently or sometime in the foreseeable future. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, which are considered indefinitely reinvested, are not material to our consolidated financial position or results of operations.

        As of June 30, 2010, we have available U.S. federal net operating loss carryforwards of $83.4 million after the carryback discussed in the following paragraph. Of that amount, $41.5 million is additional paid-in capital NOLs related to stock-based compensation tax deductions in excess of book

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Income Taxes (Continued)

compensation expense. We record these tax benefits in additional paid-in capital only when such deductions reduce taxes payable as determined on a "with-and-without" basis. Accordingly, these additional paid-in capital NOLs will reduce federal taxes payable if realized in future periods, but NOLs related to such benefits are not included in the table above.

        During fiscal 2010, we generated $111 million of U.S. federal net operating losses (NOLs). We elected to carryback these NOLs to fiscal 2008 and fiscal 2009, which resulted in freeing up previously used foreign tax credits, research and development credits, and additional paid-in capital NOLs related to stock-based compensation. In carrying back these NOLs to fiscal 2008, we freed up $5.2 million of foreign tax credits and $2.9 million of additional paid-in capital NOLs. In carrying back these NOLs to fiscal 2009, we freed up $12.4 million of foreign tax credits and $6.6 million of additional paid-in capital NOLs. The foreign tax credits expire at various dates from 2014 through 2020.

        We have foreign loss carryforwards of $6.3 million which expire beginning in 2011 and others with no expiration date. We also have State research and development credits, and alternative minimum tax (AMT) credit carryforwards. These benefits are subject to a partial valuation allowance and will reduce tax expense in the period that they are realized or the valuation allowance is removed if realization is considered more likely than not. The tax credits and foreign NOL carryforwards expire at various dates from 2010 through 2030, while the AMT credit carryforwards have unlimited carryforward periods.

        We have determined that we underwent an ownership change (as defined under section 382 of the Internal Revenue Code of 1986, as amended) during fiscal 2004. As such, the utilization of certain federal NOLs and tax credits are limited. Moreover, an ownership change also occurred under the laws of certain states and foreign countries in which we have generated NOLs and tax credits. Accordingly, these NOLs and tax credits will also be limited under rules similar to those of section 382. These limitations impact the amount of additional paid-in capital NOL, if any, that may be utilized in a given year. Currently, there is $16.8 million of additional paid in capital NOL that is not subject to this limitation. The remaining $24.7 million of additional paid-in capital NOL would be limited to approximately $7.2 million per year. The federal NOLs as of June 30, 2010 begin to expire in 2021.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Income Taxes (Continued)

        A reconciliation of the reserve for uncertain tax positions is as follows (in thousands):

Balance as of June 30, 2007	$23,684
Gross decreases—tax positions in prior period	(5,961)
Gross increases—tax positions in current period	5,975
Currency translation adjustment	1,133

Balance as of June 30, 2008	24,831
Gross increases—tax positions in prior period	5,767
Gross decreases—tax positions in prior period	(5,107)
Gross increases—tax positions in current period	698
Gross decreases—payments	(1,599)
Gross decreases—lapse of statutes	(3,764)
Currency translation adjustment	(1,588)

Balance as of June 30, 2009	19,238
Gross increases—tax positions in prior period	111
Gross decreases—tax positions in prior period	(958)
Gross increases—tax positions in current period	2,114
Gross decreases—payments	(332)
Gross decreases—lapse of statutes	(2,354)
Currency translation adjustment	(89)

Balance as of June 30, 2010	$17,730

        Our policy is to recognize interest and penalties related to income tax matters as income tax expense and accordingly, we recorded approximately $0.7 million for interest and penalties during fiscal 2010. At June 30, 2010, we had approximately $4.7 million of accrued interest related to uncertain tax positions. At June 30, 2010, the total amount of unrecognized tax benefits is $17.7 million, and of that amount, $8.5 million, if recognized, would reduce the effective tax rate. We do not anticipate the total amount of unrecognized tax benefits to change within the next twelve months.

        Fiscal years 2007-2010 are open to audit in the United States and Canada.

        Subsidiaries of Aspen Technology in a number of countries outside of the U.S. and Canada are also subject to tax audits. The Company estimates that the effects of such tax audits are not material to these consolidated financial statements.

(11) Operating Leases

        We lease our facilities and various office equipment under non-cancellable operating leases with terms in excess of one year. Rent expense, net of sublease income, charged to operations was approximately $6.7 million, $6.8 million and $7.4 million for fiscal 2010, 2009 and 2008, respectively.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Operating Leases (Continued)

Future minimum lease payments under these leases and scheduled sublease payments as of June 30, 2010 are as follows (in thousands):

	Gross Payments	Scheduled Sublease Payments	Net Payments
Year Ended June 30,
2011	$10,832	$2,654	$8,178
2012	7,691	2,374	5,317
2013	4,749	714	4,035
2014	3,807	159	3,648
2015	2,930	159	2,771
Thereafter	1,803	172	1,631

Total	$31,812	$6,232	$25,580

        Due to various restructuring activities (See Note 3) we have vacated certain of our leased space and are subleasing a portion of this space. The scheduled sublease payments are listed above.

        We have issued approximately $3.2 million of standby letters of credit in connection with certain facility leases that expire through 2016.

        In May 2007, we entered into a lease agreement with respect to office space in Burlington, Massachusetts. Commencing September 1, 2007, we moved our principal corporate offices to this location and occupied 60,177 square feet of space. The initial term of the lease commenced with respect to (a) 31,174 square feet of leased premises on September 1, 2007, (b) an additional 29,003 square feet on October 1, 2007 and (c) an additional 1,309 square feet of leased space on October 26, 2007 (d) an additional 1,680 square feet on March 27, 2008 and (e) an additional 11,893 square feet on August 1, 2008. The initial term of the lease will expire seven years and four months following the term commencement date for the third phase of the leased premises. Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each at 95% of the then market rate. Under the lease, we will pay additional rent for its proportionate share of operating expenses and taxes. Future minimum lease payments through January 2015 under this lease of $9.4 million are included in the table above.

        On September 5, 2007, we entered into an additional sublease agreement related to our former office space in Cambridge, Massachusetts, effective October 1, 2007 for approximately 50,000 square feet that expires on September 30, 2012. As of June 30, 2010, we had multiple agreements that expire through 2012 to sublease approximately 95,093 square feet of space in our former office space in Cambridge. These sublease agreements represent $5.0 million of scheduled sublease payments and are included in the above table.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies

(a)   ATME arbitration

        Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with AspenTech Middle East W.L.L., a Kuwaiti corporation (now known as Advanced Technology Middle East W.L.L.) that we refer to below as ATME. Under the reseller agreement, we had the right to terminate for a material breach in the event of ATME's willful misconduct or fraud. Effective October 6, 2009, we terminated the reseller relationship for material breach by ATME based on certain actions of ATME. Under the reseller agreement, we had the right to terminate for a material breach in the event of ATME's willful misconduct or fraud.

        On November 2, 2009, ATME commenced an action in the Queen's Bench Division (Commercial Court) of the High Court of Justice (England & Wales) captioned In The Matter Of An Intended Arbitration Between AspenTech Middle East W.L.L. and Aspen Technology, Inc., 2009 Folio 1436, seeking preliminary injunctive relief restraining us from taking any steps to impede ATME from serving as our exclusive reseller in the countries covered by the reseller agreement with ATME. We filed evidence in opposition to that request for relief on November 12, 2009. At a hearing on November 13, 2009, the court dismissed ATME's application for preliminary injunctive relief. The court sealed an Order to this effect on November 23, 2009, and further ordered that ATME pay our costs of claim.

        Relatedly, on November 11, 2009, we filed a request for arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of our agreement and that our termination of our agreement was lawful, and seeking damages for ATME's willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against us seeking a declaratory judgment that we unlawfully terminated our agreement with ATME and seeking damages for breach of contract by reason of our purported unlawful termination of our agreement. Our reply to those counterclaims was filed on or about December 18, 2009.

        The reseller agreement with ATME contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee is to be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of ATME, as well as ATME's actual financial performance. Based on the formula and the financial information provided to us by ATME, which we have not had the opportunity to verify independently, a recent calculation based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement, no termination fee is owed on termination for material breach. If we are found to have breached the terms of our agreement with ATME, we could be liable for the full value of the termination fee, which may be greater or less than the number indicated above. We intend to pursue our claims against ATME, and to defend the counterclaims by ATME, vigorously.

        On March 11, 2010, a Kuwaiti entity (known as ATME Group and affiliated with ATME) filed a lawsuit in a Kuwaiti court naming as defendants ATME, us and a reseller newly appointed by us in Kuwait. In this lawsuit, ATME Group claims that it was an exclusive reseller for ATME in Kuwait and, as such, is entitled to damages resulting from purported customer contracts in Kuwait. We intend to defend this action vigorously.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

(b)   Class action and opt-out claims

        In March 2006, we settled class action litigation, including related derivative claims, arising out of our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. Certain members of the class (representing 1,457,969 shares of common stock (or less than 1% of the shares putatively purchased during the class action period)) opted out of the settlement and had the right to bring their own state or federal law claims against us, referred to as "opt-out" claims. Opt-out claims were filed on behalf of the holders of approximately 1.1 million of such shares. One of these actions was settled and three were dismissed. The claims in the remaining actions (described below) include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action.

  •
  Herbert G. and Eunice E. Blecker, et al. v. Aspen Technology, Inc., et al., filed in June 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1, was an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed in July 2008, and a non-jury trial was conducted in November 2009. In January 2010, the court issued its order granting judgment in our favor and dismissing the case. In February 2010, the plaintiffs filed a notice of appeal of the judgment. We intend to continue to defend this action vigorously.

  •
  380544 Canada, Inc., et al. v. Aspen Technology, Inc., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court, is a claim asserted by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is in process. The claims in the 380544 Canada action are for damages totaling at least $4.0 million, not including claims for attorneys' fees. We plan to defend the 380544 Canada action vigorously.

(c)   Other

        In the ordinary course of business, we are also from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. We are currently defending an April 2004 claim by a customer for approximately $5.0 million that certain of our software products and implementation services failed to meet its expectations, which we are defending vigorously.

(13) Retirement and Profit Sharing Plans

        We maintain a defined contribution retirement plan under Section 401(k) of the IRC covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the IRC, which would otherwise be payable to the participant for any plan year. We may make discretionary contributions to this plan, including making matching contributions of 50%, up to a maximum of 6% of an employee's pretax contribution. In fiscal 2010, 2009 and 2008, we made matching contributions of approximately $1.8 million, $1.3 million and $0.8 million, respectively. Additionally, we participate in certain

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Retirement and Profit Sharing Plans (Continued)

government mandated and defined contribution plans throughout the world for which we comply with all funding requirements.

(14) Other Investments

        In November 2000, we invested $0.6 million in a global chemical business-to-business e-commerce company supporting major chemical companies in Asia. This investment entitles us to a minority interest in this company and is accounted for using the cost method and, accordingly, is being valued at cost unless an other-than-temporary impairment in its value occurs. No impairments have been recognized through June 30, 2010. This investment is included in other non-current assets in the accompanying consolidated balance sheet.

(15) Segment and Geographic Information

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

        The measurement of the controllable margin for all segments was changed in 2010 to include a greater allocation of expenses related to bonuses from unallocated costs to controllable expenses. This change conformed to management's current approach of cost allocation for internal reporting purposes. All periods presented have been restated to conform to management's current measurement approach.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Segment and Geographic Information (Continued)

        The following table presents a summary of operating segments (in thousands):

	License	Professional Services	Maintenance and Training	Total
Year Ended June 30, 2008—
Segment revenues	$168,404	$59,708	$83,501	$311,613
Segment expenses	69,520	44,037	14,947	128,504

Segment operating profit(1)	$98,884	$15,671	$68,554	$183,109

Year Ended June 30, 2009—
Segment revenues	$179,591	$48,352	$83,637	$311,580
Segment expenses	62,794	39,930	14,887	117,611

Segment operating profit(1)	$116,797	$8,422	$68,750	$193,969

Year Ended June 30, 2010—
Segment revenues	$53,991	$37,491	$74,862	$166,344
Segment expenses	70,822	36,081	15,076	121,979

Segment operating profit(1)	$(16,831)	$1,410	$59,786	$44,365

(1)
The Segment operating profits reported reflect only the direct expenses of the operating segment and do not contain an allocation for selling and marketing, general and administrative, development, restructuring and other corporate expenses incurred in support of the segments.

Reconciliation to (Loss) Income Before Provision for Taxes

        The following table presents a reconciliation of total segment operating profit to income before provision for income taxes (in thousands):

	Year Ended June 30,
	2010	2009	2008
Total segment operating profit for reportable segments	$44,365	$193,969	$183,109
Cost of license and amortization for technology related costs	(6,437)	(12,409)	(15,916)
Marketing	(12,897)	(12,662)	(13,581)
Research and development	(39,124)	(37,625)	(39,850)
General and administrative and overhead	(78,889)	(79,600)	(75,902)
Stock-based compensation	(15,260)	(4,670)	(10,600)
Restructuring charges	(1,128)	(2,446)	(8,623)
Impairment of goodwill and intangible assets	—	(623)	—
Other income (expense)	(2,407)	(1,824)	3,386
Interest and other income, net	10,869	12,182	6,001

(Loss) income before provision for income taxes	$(100,908)	$54,292	$28,024

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Segment and Geographic Information (Continued)

Geographic Information:

        Revenue to external customers is attributed to individual countries based on the location the product or services are sold. Domestic and international sales as a percentage of total revenue are as follows:

	Year Ended June 30,
	2010	2009	2008
United States	38.2%	31.3%	36.4%
Europe	26.6	26.8	33.3
Other(1)	35.2	41.9	30.3

	100.0%	100.0%	100.0%

(1)
Other consists primarily of APAC, Canada, Latin America and the Middle East.

        During fiscal 2010, 2009 and 2008 there were no customers that individually represented greater than 10% of our total revenue.

        We have long-lived assets of approximately $6.8 million that are located domestically and $1.3 million that reside in other geographic locations as of June 30, 2010.

(16) Quarterly Financial Data (Unaudited)

        The following tables present quarterly consolidated statement of operations data for fiscal 2010 and 2009. The below data is unaudited but, in our opinion, reflects all adjustments necessary for a fair presentation of this data in accordance with GAAP (in thousands, except per share data).

	Three Months Ended
	June 30, 2010	March 31, 2010	December 31, 2009(1)	September 30, 2009(1)
Net revenue	$38,244	$45,618	$42,686	$39,796
Gross profit	20,746	30,944	26,217	22,327
(Loss) income from operations	(35,604)	(19,647)	(29,315)	(24,804)
(Loss) income applicable to common stockholders	(33,972)	(21,754)	(30,657)	(21,062)
(Loss) earnings per common share:
Basic	$(0.37)	$(0.24)	$(0.34)	$(0.23)
Diluted	$(0.37)	$(0.24)	$(0.34)	$(0.23)
Weighted average shares outstanding:
Basic	92,222	91,835	91,002	90,107
Diluted	92,222	91,835	91,002	90,107

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Quarterly Financial Data (Unaudited) (Continued)

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

(1)
See Note 2(v) regarding correction of immaterial errors.

EXHIBIT INDEX

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
3.1		Certificate of Incorporation of Aspen Technology, Inc., as amended		8-K	August 22, 2003	4

3.2		By-laws of Aspen Technology, Inc.		8-K	March 27, 1998	3.2

4.1		Specimen certificate for common stock, $.10 par value, of Aspen Technology, Inc.		8-A/A	June 12, 1998	4

4.2		Rights Agreement dated March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent, including form of Certificate of Designation of Series A Participating Cumulative Preferred Stock and form of Rights Certificate		8-K	March 27, 1998	4.1

4.2	a	Amendment No. 1 dated October 26, 2001 to Rights Agreement dated march 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent		8-A/A	November 8, 2001	4.4

4.3		Form of WD Common Stock Purchase Warrants of Aspen Technology, Inc. dated August 14, 2003		8-K	August 22, 2003	99.3

10.1		Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.1

10.1	a	First Amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in-interest to Teachers Insurance and Annuity Association of America		10-K	September 28, 2000	10.2

10.1	b	Second Amendment to Lease Agreement dated August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P.		10-K	September 28, 2000	10.3

10.1	c	Amendment dated September 5, 2007 to Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and MA-Ten Canal Park, L.L.C.		10-K	April 11, 2008	10.1	c

10.2		Sublease dated September 5, 2007 between Aspen Technology, Inc. and MA-Ten Canal Park L.L.C. regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.2

10.3		Lease dated May 7, 2007 between Aspen Technology, Inc. and One Wheeler Road Associates regarding 200 Wheeler Road, Burlington Massachusetts		10-K	April 11, 2008	10.3

10.4		System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.4

10.5		Amendment dated March 30, 1982 to System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.5

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.6	†	Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd. and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.1

10.6	a†	Amendment No. 1 dated December 23, 2004 to Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd., and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.2

10.7	†	Hyprotech License Agreement dated December 23, 2004 between Aspen Technology, Inc. and Honeywell International, Inc.		10-Q	March 15, 2005	10.3

10.8	†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Canada Ltd. and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.4

10.9	†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech Company and Honeywell Limited—Honeywell Limitee		10-Q	March 15, 2005	10.5

10.10	†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Ltd. and Honeywell Control Systems Limited		10-Q	March 15, 2005	10.6

10.11	†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech UK Ltd. and Honeywell Control Systems Limited		10-Q	March 15, 2005	10.7

10.12		Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13

10.12	a	Rider No. 1 dated December 14, 1994, to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13	a

10.12	b	Rider No. 2 dated September 4, 2001 to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13	b

10.12	c	Waiver and Consent Agreement dated March 31, 2009		10-K	June 30, 2009	10.13	c

10.13		Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 17, 2004	10.1

10.13	a	First Amendment dated June 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	a

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.13	b	Second Amendment dated September 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.1

10.13	c	Third Amendment dated December 31, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.8

10.13	d	Fourth Amendment dated March 8, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	d

10.13	e	Fifth Amendment dated March 31, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	May 10, 2005	10.1

10.13	f	Sixth Amendment dated December 29, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	f

10.13	g	Seventh Amendment dated July 17, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	g

10.13	h	Eighth Amendment dated September 15, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	h

10.13	i	Ninth Amendment dated January 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	May 10, 2007	10.3

10.13	j	Tenth Amendment dated April 13, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	j

10.13	k	Eleventh Amendment dated June 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	k

10.13	l	Twelfth Amendment dated October 16, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	l

10.13	m	Thirteenth Amendment dated December 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15	m

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.13	n	Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		8-K	January 7, 2008	10.2

10.13	o	Fifteenth Amendment dated January 24, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.2

10.13	p	Sixteenth Amendment dated May 15, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.3

10.13	q	Seventeenth Amendment dated November 14, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.4

10.13	r	Eighteenth Amendment dated January 30, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.5

10.13	s	Nineteenth Amendment dated May 15, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	June 30, 2009	10.15	s

10.13	t	Twentieth Amendment dated November 3, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	November 9, 2009	10.15	t

10.14		Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the lenders named therein.		8-K	June 20, 2005	10.1

10.15		Security Agreement dated June 15, 2005 between Aspen Technology Receivables II LLC and Guggenheim Corporate Funding, LLC		8-K	June 20, 2005	10.2

10.16		Release Letter dated December 28, 2007 relating to Loan Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspen Technology Receivables II LLC, Guggenheim Corporate Funding, LLC and the Lenders named therein		8-K	January 7, 2008	10.1

10.17		Purchase and Sale Agreement dated June 15, 2005 between Aspen Technology, Inc. and Aspen Technology Receivables I LLC		8-K	June 20, 2005	10.3

10.18		Purchase and Resale Agreement dated June 15, 2005 between Aspen Technology Receivables I LLC and Aspen Technology Receivables II LLC		8-K	June 20, 2005	10.4

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.19		Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 14, 2003	10.1

10.20	a	Letter Agreement dated February 14, 2003 amending Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	a

10.20	b	First Loan Modification Agreement dated June 27, 2003 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 29, 2003	10.22

10.20	c	Second Loan Modification Agreement dated September 10, 2004 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 13, 2004	10.70

10.20	d	Third Loan Modification Agreement dated January 28, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	d

10.20	e†	Fourth Loan Modification Agreement dated April 1, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	May 10, 2005	10.2

10.20	f	Fifth Loan Modification Agreement dated May 6, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	f

10.20	g	Sixth Loan Modification Agreement dated June 15, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	June 20, 2005	10.5

10.20	h	Seventh Loan Modification Agreement dated September 13, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 13, 2005	10.79

10.20	i	Eighth Amendment to Loan and Security Agreement dated December 30, 2005 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	i

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.20	j	Ninth Loan Modification Agreement dated July 17, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	j

10.20	k	Tenth Loan Modification Agreement dated September 15, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	September 28, 2006	10.84

10.20	l	Eleventh Loan Modification Agreement dated September 27, 2006 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	November 14, 2006	10.3

10.20	m	Twelfth Loan Modification Agreement dated January 12, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	May 10, 2007	10.1

10.20	n	Thirteenth Loan Modification Agreement dated April 13, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	n

10.20	o	Fourteenth Loan Modification Agreement dated June 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	o

10.20	p	Fifteenth Loan Modification Agreement dated August 30, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	p

10.20	q	Sixteenth Loan Modification Agreement dated October 16, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	April 11, 2008	10.22	q

10.20	r	Seventeenth Loan Modification Agreement dated December 28, 2007 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		8-K	January 7, 2008	10.3

10.20	s	Eighteenth Loan Modification Agreement dated January 24, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.7

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.20	t	Nineteenth Loan Modification Agreement dated April 11, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.8

10.20	u	Twentieth Loan Modification Agreement dated May 15, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.9

10.20	v	Twenty-first Loan Modification Agreement dated June 12, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.10

10.20	w	Twenty-second Loan Modification Agreement dated July 15, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.11

10.20	x	Twenty-third Loan Modification Agreement dated September 30, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.12

10.20	y	Twenty-fourth Loan Modification Agreement dated November 14, 2008 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.13

10.20	z	Twenty-fifth Loan Modification Agreement dated January 15, 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 19, 2009	10.14

10.20	aa	Twenty-sixth Loan Modification Agreement dated May 15, 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	June 30, 2009	10.22	aa

10.20	ab	Twenty-seventh Loan Modification Agreement dated November 3, 2009 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-K	November 9, 2009	10.22	ab

10.20	ac	Twenty-eighth Loan Modification Agreement dated June 11, 2010 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		S-1	July 30, 2010	10.20	ac

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.21		Form of Negative Pledge Agreement dated January 30, 2003, in favor of Silicon Valley Bank, executed by Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company		10-Q	February 14, 2003	10.5

10.22		Security Agreement dated January 30, 2003 between Silicon Valley Bank and AspenTech Securities Corporation		10-Q	February 14, 2003	10.6

10.23		Unconditional Guaranty dated January 30, 2003, by AspenTech Securities Corporation in favor of Silicon Valley Bank		10-Q	February 14, 2003	10.7

10.24		Pledge Agreement, effective as of June 27, 2003, by Aspen Technology, Inc. in favor of Silicon Valley Bank		10-K	September 29, 2003	10.23

10.25		Partial Release and Acknowledgement Agreement dated June 15, 2005 among Aspen Technology, Inc., Aspentech, Inc. and Silicon Valley Bank		8-K	June 20, 2005	10.7

10.26		Partial Release and Acknowledgement Agreement dated September 27, 2006 among Silicon Valley Bank and Aspen Technology, Inc.		10-Q	November 14, 2006	10.6

10.27		Investor Rights Agreement dated August 14, 2003 among Aspen Technology, Inc. and the Stockholders named therein		8-K	August 22, 2003	99.1

10.28		Management Rights Letter dated August 14, 2003 among Aspen Technology, Inc. and the entities named therein.		8-K	August 22, 2003	99.2

10.29		Amended and Restated Registration Rights Agreement dated March 19, 2002 between Aspen Technology, Inc. and the Purchasers named therein.		8-K	March 20, 2002	99.2

10.30	^	Aspen Technology, Inc. 1995 Stock Option Plan		S-8	September 9, 1996	4.5

10.31	^	Aspen Technology, Inc. Amended and Restated 1995 Directors Stock Option Plan		10-K	April 11, 2008	10.37

10.32	^	Aspen Technology, Inc. 1996 Special Stock Option Plan		10-K	September 29, 1997	10.23

10.33	^	PetrolSoft Corporation 1998 Stock Option Plan		S-8	July 28, 2000	4

10.34	^	Aspen Technology, Inc. Restated 2001 Stock Option Plan		10-K	September 28, 2006	10.54

10.35	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2001 Restated Stock Option Plan		10-Q	November 14, 2006	10.7

10.36	^	Aspen Technology, Inc. 2005 Stock Incentive Plan (as amended)		10-K	November 9, 2009	10.39

10.37	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.8

10.38	^	Form of Restricted Stock Unit Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.9

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.39	^	Form of Restricted Stock Unit Agreement-G Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.10

10.40	^	Terms and Conditions of Restricted Stock Unit Agreement Granted under 2005 Stock Incentive Plan		10-K	November 9, 2009	10.43
10.41	^	Aspen Technology, Inc. 2010 Equity Incentive Plan		8-K	April 21, 2010	10.1

10.42	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2010 Equity Incentive Plan	X	10-K

10.43	^	Form of Restricted Stock Unit Agreement Granted under Aspen Technology, Inc. 2010 Equity Incentive Plan	X	10-K

10.44	^	Form of Confidentiality and Non-Competition Agreement of Aspen Technology, Inc.		10-K	April 11, 2008	10.45

10.45	^	Aspen Technology, Inc. Director Compensation Policy		S-1	July 30, 2010	10.43

10.46	^	Form of Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for Fiscal 2009		8-K	June 30, 2008	99.1

10.47	^	Form of Aspen Technology, Inc. Operations Executives Plan Fiscal 2009		8-K	June 30, 2008	99.2

10.48	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for Fiscal 2010		8-K	September 11, 2009	99.1

10.49	^	From of Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for Fiscal 2011		8-K	August 4, 2010	10.1

10.50	^	Amended and Restated Employment Agreement effective October 3, 2007, between Aspen Technology, Inc. and Mark Fusco		10-K	April 11, 2008	10.50

10.51	^	Form of Executive Retention Agreement entered into by Aspen Technology, Inc. and each executive officer of Aspen Technology, Inc. (other than Mark E. Fusco)		10-Q	February 9, 2010	10.1

10.52	^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 1995 Stock Option Plan, as amended (Award Identification No. P040380)		8-K	January 5, 2007	10.1

10.53	^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P040002)		8-K	January 5, 2007	10.2

10.54	^	Amendment Number 1 dated December 29, 2006 to the Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P0405621)		8-K	January 5, 2007	10.3

Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.55	^	Offer letter dated June 24, 2009 by and between Aspen Technology, Inc. and Mark P. Sullivan		S-1	July 30, 2010	10.52

21.1		Subsidiaries of Aspen Technology, Inc.		S-1	July 30, 2010	21.1

23.2		Consent of KPMG LLP	X

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
The SEC File No. is 000-24786, other than Exhibit 10.30 (SEC File No. 333-11651), Exhibit 10.33 (SEC File No. 333-42536) and Exhibit 10.41 (001-34630).

†
Confidential treatment requested as to certain portions

^
Management contract or compensatory plan or arrangement

*
The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Aspen Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.