Form 10-Q
period 2010-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2010-11-02
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 25, 2010, there were 93,057,516 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

Our registered trademarks include ASPENONE, ASPEN PLUS, ASPENTECH, the AspenTech logo, DMCPLUS, HTFS, HYSYS and INFOPLUS.21.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended
	September 30,
	2010	2009
Revenue:
Subscription	$9,656	$25
Software	9,311	11,082
Total subscription and software	18,967	11,107
Services and other	24,133	28,689
Total revenue	43,100	39,796
Cost of revenue:
Subscription and software	2,122	1,773
Services and other	11,126	15,696
Total cost of revenue	13,248	17,469
Gross profit	29,852	22,327
Operating expenses:
Selling and marketing	20,351	20,552
Research and development	12,575	10,894
General and administrative	16,557	15,414
Restructuring charges	77	271
Total operating expenses	49,560	47,131
Loss from operations	(19,708)	(24,804)
Interest income	3,702	5,449
Interest expense	(1,244)	(2,411)
Other income, net	2,664	2,269
Loss before income taxes	(14,586)	(19,497)
Provision for income taxes	(882)	(1,565)
Net loss	$(15,468)	$(21,062)
Loss per common share:
Basic	$(0.17)	$(0.23)
Diluted	$(0.17)	$(0.23)
Weighted average shares outstanding:
Basic	92,689	90,107
Diluted	92,689	90,107

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	September 30,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$123,161	$124,945
Accounts receivable, net of allowance for doubtful accounts of $4,958 and $4,685	26,190	31,738
Current portion of installments receivable, net of allowance for doubtful accounts of $1,166 and $1,119	53,291	51,729
Current portion of collateralized receivables	23,923	25,675
Unbilled services	2,144	1,860
Prepaid expenses and other current assets	7,468	5,236
Prepaid income taxes	429	7,468
Deferred tax assets	1,678	1,632
Total current assets	238,284	250,283
Non-current installments receivable, net of allowance for doubtful accounts of $1,196 and $1,196	70,205	76,869
Non-current collateralized receivables	23,194	25,755
Property, equipment and leasehold improvements, net of accumulated depreciation of $29,576 and $29,769	7,677	8,057
Computer software development costs, net of accumulated amortization of $67,654 and $67,251	2,188	2,367
Goodwill	17,839	17,361
Non-current deferred tax assets	11,758	11,597
Other non-current assets	2,629	2,424
Total assets	$373,774	$394,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured borrowing	$27,836	$30,424
Accounts payable	4,707	6,092
Accrued expenses and other current liabilities	34,295	49,890
Income taxes payable	1,486	1,161
Deferred revenue	72,873	67,852
Current deferred tax liability	424	398
Total current liabilities	141,621	155,817
Long-term secured borrowing	43,377	45,711
Long-term deferred revenue	28,568	19,427
Non-current deferred tax liability	953	956
Other non-current liabilities	31,285	31,832
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares at September 30, 2010 and June 30, 2010 Issued and outstanding— none at September 30, 2010 and June 30, 2010	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 93,285,818 shares at September 30, 2010 and 92,668,280 shares at June 30, 2010 Outstanding— 93,052,354 shares at September 30, 2010 and 92,434,816 shares at June 30, 2010	9,329	9,267
Additional paid-in capital	517,706	515,729
Accumulated deficit	(406,506)	(391,038)
Accumulated other comprehensive income	7,954	7,525
Treasury stock, at cost—233,464 shares of common stock at September 30, 2010 and June 30, 2010	(513)	(513)
Total stockholders’ equity	127,970	140,970
Total liabilities and stockholders’ equity	$373,774	$394,713

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(15,468)	$(21,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,361	1,974
Net foreign currency (gain) loss	(2,179)	21
Stock-based compensation	2,697	1,907
Loss on the disposal of property, equipment and leasehold improvements	—	39
Deferred income taxes	46	66
Provision for bad debts	717	218
Changes in assets and liabilities:
Accounts receivable	5,241	13,226
Unbilled services	(287)	(2,539)
Prepaid expenses, other assets and prepaid income taxes	4,791	500
Installments and collateralized receivables	11,901	13,277
Income taxes payable	208	(816)
Accounts payable, accrued expenses and other liabilities	(16,646)	(9,057)
Deferred revenue	14,006	(3,027)
Net cash provided by (used in) operating activities	6,388	(5,273)
Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(588)	(873)
Capitalized computer software development costs	(176)	(270)
Net cash used in investing activities	(764)	(1,143)
Cash flows from financing activities:
Exercise of stock options	137	—
Proceeds from secured borrowings	1,924	—
Repayment of secured borrowings	(9,341)	(5,906)
Payment of tax withholding obligations related to restricted stock	(796)	(93)
Net cash used in financing activities	(8,076)	(5,999)
Effects of exchange rate changes on cash and cash equivalents	668	(833)
Decrease in cash and cash equivalents	(1,784)	(13,248)
Cash and cash equivalents, beginning of period	124,945	122,213
Cash and cash equivalents, end of period	$123,161	$108,965

Supplemental disclosure of cash flow information:
Interest paid	1,581	2,415
Income tax (refund) paid, net	(6,496)	2,978

See accompanying notes to these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements (Interim Financial Statements) of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We condensed or omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such Interim Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these Interim Financial Statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2010, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for subsequent quarters or for the full fiscal year.

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

2.   Significant Accounting Policies

Revenue Recognition

We generate revenue from the following sources: (1) licensing software products; (2) providing post contract support (referred to as SMS) and training; and (3) providing professional services. We sell our software products to end users under fixed-term and perpetual licenses. As a standard business practice, we offer extended payment term options for our fixed-term license contracts, which are generally payable on an annual basis. Certain of our fixed-term license agreements include product mixing rights that allow customers the flexibility to change or alternate the use of multiple products included in the license arrangement after those products are delivered to the customer. We refer to these arrangements as token arrangements. Tokens are fixed units of measure. The amount of software usage is limited by the number of the tokens purchased by the customer.

Prior to fiscal 2010, we primarily executed software license arrangements with contractual provisions that resulted in the “upfront” recognition of license revenue upon delivery of the software products, provided all other revenue recognition requirements were met. Beginning in July 2009, we began offering our aspenONE subscription offering, which provides customers with access to all products within the aspenONE suite or suites they license. As part of the aspenONE subscription offering, customers receive, for no additional fee, SMS for the term of the license and the right to unspecified future software products that may be introduced into the licensed suite during the term of the arrangement. Under the aspenONE subscription offering, we recognize revenue over the term of the agreement on a subscription, or “daily ratable” basis, beginning when the first payment is due, typically 30 days after signing the agreement, provided all other revenue recognition requirements are met. Beginning in July 2009, we also began bundling SMS for the full contract term on our point product license arrangements. Previously, SMS on our multi-year term point product arrangements was offered for an initial one-year period, and then renewed annually thereafter at the customers’ option (“legacy term license arrangements”).

Over the next several years, we expect to transition substantially all of our customers to our aspenONE subscription offering or to point product arrangements with SMS bundled for the contract term. During this transition period we may have arrangements where the software element will be recognized upfront, including perpetual licenses and amendments to existing legacy term arrangements.  We do not expect revenue related to these sources to be significant in relation to our total revenue.

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

Under our upfront revenue model, we are able to demonstrate that the fees are fixed or determinable for all arrangements, including those for our term licenses that contain extended payment terms. We have an established history of collecting under the terms of these contracts without providing concessions to customers. In addition, we also assess whether contract modifications to an existing term arrangement constitute a concession. In making this assessment, significant analysis is performed to ensure that no concessions are given. Our software license agreements do not include right of return or exchange.  For license arrangements executed under the upfront revenue model, we recognize license revenue upon delivery of the software product, provided all other revenue recognition requirements are met.

With the introduction of our aspenONE subscription offering and the changes to the licensing terms of our point product agreements sold on a fixed-term basis, we cannot assert that the fees in these arrangements are fixed or determinable because the rights provided to customers and the economics of the arrangements are not comparable to our historical transactions with other customers under the upfront revenue model. As a result, the amount of revenue recognized for these newer arrangements will be limited by the amount of customer payments that become due. For our aspenONE subscription transactions, this results in the fees being recognized ratably over the term of the contract. For our point product licenses sold with bundled SMS, this results in the license fee being recognized as each payment comes due, while the allocated portion of the SMS revenue is recognized ratably over its annual term.

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

We allocate the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the vendor specific objective evidence, or VSOE, of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual and term licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. If VSOE does not exist for an undelivered element in an arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier.

We have established VSOE of fair value for SMS and professional services, but not for our software products. We assess VSOE of fair value for SMS based on an analysis of standalone SMS renewals using the bell-shaped curve approach. We use the optional renewals of SMS on our legacy term license arrangements to support VSOE of fair value for SMS bundled in our new fixed-term point product arrangements. The license product offerings and the SMS in the legacy term license arrangements and the new point product arrangements are the same.

As we are increasingly transitioning our legacy term license customers to point product arrangements with bundled SMS for the entire term of the arrangement, and we no longer market legacy term license arrangements, we expect our population of standalone annual renewals to decrease over time. As a result, there will come a point in time where we will be unable to support VSOE of fair value of SMS in our point product arrangements based on our legacy term license SMS renewals. When this occurs, we will be required to recognize revenue related to the license component on our point product arrangements ratably, on a subscription basis in a manner similar to the current recognition of subscription arrangements under our aspenONE subscription offering. We expect the impact of a loss of VSOE of fair value for SMS to be immaterial to our results of operations, since we currently recognize license revenue on point product arrangements over the term of the arrangement, annually, as payments become due.

Subscription Revenue

When a customer elects to license our products under our aspenONE subscription offering, SMS is included for the entire term of the arrangement, and the customer receives the right to any new unspecified future software products that may be introduced into the licensed aspenONE software suite. These agreements combine the right to use all software products within a given product suite with SMS for the term of the arrangement. Due to our obligation to provide unspecified future software products, we are required to recognize the revenue ratably (that is, on a daily ratable basis) over the term of the license, once the four revenue recognition criteria noted above are met. License and SMS revenue for arrangements sold under our aspenONE subscription offering are combined and presented together as subscription revenue in the consolidated statements of operations.

Software Revenue

Software revenue consists of all license transactions that do not contain rights to future unspecified software products for no additional fee. Specifically, it includes license revenue recognized under the upfront revenue model upon the delivery of the licensed products (i.e., both perpetual and term license arrangements); license revenue recognized over the term of the license agreements for fixed-term contracts including point product licenses with SMS bundled for the entire license term; and other license revenue derived from transactions that are being recognized over time as the result of not previously meeting one or more of the requirements for recognition under the upfront revenue model.

The license fees derived from the sale of fixed-term point product arrangements with SMS included for the arrangement term are recognized under the residual method, as payments come due. The related SMS is recognized over the term of the SMS agreement beginning with the due date of the annual payment and is reported in services and other revenue on the consolidated statement of operations. Occasionally, we expect certain customers to elect upfront payment terms. For these arrangements with upfront payment, all of the license revenue will be recognized upfront by applying the residual method of accounting when the above four revenue recognition requirements have been met.

Perpetual license arrangements do not include the same rights as those provided to customers under the aspenONE subscription offering. Accordingly, the license fees for perpetual license agreements will continue to be recognized upon delivery of the software products using the residual method provided all other revenue recognition requirements are met. The revenue attributable to perpetual software licenses is recognized in software revenue in the consolidated statement of operations.

Services and Other

SMS Revenue

For arrangements executed under the aspenONE subscription offering or where point product licenses are sold with SMS for the contract term, the customer commits to SMS for the entire term of the license arrangement. The revenue related to the SMS component of the aspenONE subscription offering is reported in subscription revenue in the consolidated statements of operations. The revenue related to the SMS component of point product licenses, for which we have VSOE, is reported in services and other revenue in the consolidated statement of operations.

Under the upfront revenue model, SMS is typically included with the license for the initial year of the license term. Under these arrangements, the fair value of SMS is deferred and subsequently amortized into services and other revenue in the consolidated statement of operations over the contractual term of the SMS arrangement. SMS renewals are at the option of the customer.

Professional Services

Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis and are generally recognized as the services are performed, assuming all other revenue recognition criteria have been met. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs. We believe that costs are the best available measure of performance. Professional services revenue is recognized within services and other revenue in the statement of operations. Project costs are based on standard rates, which vary by the consultant’s professional level, plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. All project costs are expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Reimbursables received from customers for out-of-pocket expenses are recorded as revenue.

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

Occasionally, we provide professional services considered essential to the functionality of the software. We recognize the combined revenue from the sale of the software and related services using the percentage-of-completion method. When these professional services are combined with, and essential to, the functionality of an aspenONE subscription transaction, the amount of combined revenue will be recognized over the longer of the subscription term or the period the professional services are provided.

In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated.

Installments Receivable

Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates at the date the related contract is signed. Finance fees are recognized using the effective interest method over the relevant license term and are classified as interest income. The amount of the installments receivable is split between current and non-current in the consolidated balance sheets.

Under the aspenONE subscription offering and for point product arrangements sold with SMS bundled for the entire license term, receivables are recorded when the payments become due and payable. Payment amounts under extended payment term arrangements are not presented in the consolidated balance sheets as the related arrangement fees are not fixed or determinable. As a result, all contractual payments will be recorded as revenue on a gross basis in the consolidated statements of operations either as subscription or software revenue.

Deferred Revenue

Under the aspenONE subscription offering, customers receive SMS for the full contract term, and receive rights to unspecified future products for no additional fee.  As VSOE does not exist for both of these undelivered elements, we are required to recognize the revenue ratably (i.e., on a subscription basis) over the term of the license. Therefore, deferred revenue is recorded as each payment comes due and revenue is recognized ratably over the associated license period.

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

Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that our software products infringe the intellectual property rights of a third party. In most cases, in the event of an infringement claim, we retain the right to (i) procure for the customer the right to continue using the software product; (ii) replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, we may terminate the license agreement and provide a refund to the customer up to the license fees paid by the customer. Such indemnification provisions would be accounted for in accordance with ASC 460. The likelihood that we will be required to make refunds to customers under such provisions is considered remote. In most cases, and where legally enforceable, the indemnification is limited to the amount paid by the customer.

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

Other

For further information with regard to our “Significant Accounting Policies,” please refer to Note 2 of our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

3.  Goodwill

The changes in the carrying amount of goodwill by reporting unit for the first quarter of fiscal 2011 were as follows (in thousands):

	Reporting Unit
		Professional	Maintenance
	License	Services	and Training	Total
Asset Class
Balance as of June 30, 2010
Goodwill	$68,059	$5,102	$14,871	$88,032
Accumulated impairment losses	(65,569)	(5,102)	—	(70,671)
	$2,490	$—	$14,871	$17,361

Effect of changes in currency translation	12	—	466	478

Balance as of September 30, 2010
Goodwill	$68,071	$5,102	$15,337	$88,510
Accumulated impairment losses	(65,569)	(5,102)	—	(70,671)
	$2,502	$—	$15,337	$17,839

We test goodwill for impairment annually at the reporting unit level using a fair value approach in accordance with the provisions of ASC 350, “Intangibles—Goodwill and Other.” We conduct our annual impairment test on December 31st of each year. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount of impairment, if any, is then measured based upon the estimated fair value of goodwill at the valuation date. We performed our annual impairment test for each reporting unit as of December 31, 2009, and determined that the estimated fair values substantially exceeded the carrying values. As such, no impairment losses were recognized as a result of the analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.  No impairment charges were recorded during the quarter ended September 30, 2010, or the year ended June 30, 2010.

4.   Income Taxes

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

We do not provide deferred taxes on unremitted earnings of foreign subsidiaries since we intend to indefinitely reinvest either currently or sometime in the foreseeable future. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, which are considered indefinitely reinvested, are not material to our consolidated financial position or results of operations. We are continuously subject to examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities may challenge certain deductions and credits reported by us on our income tax returns. In July 2006, the FASB issued FIN 48, Accounting for Uncertain Tax Positions, (currently included as provisions of ASC Topic 740), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is more likely than not, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, if the more likely than not threshold is passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, de-recognition or measurement of a tax position should be recorded in the period in which the change occurs. We account for interest and penalties related to uncertain tax positions as part of the provision for income taxes.

5.   Fair Value

Cash equivalents of $109.0 million are reported at fair value utilizing quoted market prices in identical markets, or “Level 1 Inputs.”

Financial instruments not measured or recorded at fair value in the accompanying financial statements consist of accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings. The estimated fair value of accounts receivable, installments receivable, collateralized receivables and accounts payable approximates the carrying value. The estimated fair value of secured borrowings exceeds the carrying value by $4.2 million as of September 30, 2010. The fair value of secured borrowings was calculated using the market approach, utilizing interest rates that were indirectly observable in markets for similar liabilities.

6.  Supplementary Balance Sheet Information

Accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	September 30,	June 30,
	2010	2010
Royalties and outside commissions	$5,088	$4,856
Payroll and payroll-related	9,792	21,862
Restructuring accruals	3,228	4,266
Amounts due to financing institutions for collections	1,816	4,216
Other	14,371	14,690
Total accrued expenses and other current liabilities	$34,295	$49,890

Other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	September 30,	June 30,
	2010	2010
Restructuring accruals	$4,178	$4,248
Deferred rent	2,163	2,193
Royalties and outside commissions	3,094	3,667
Other	21,850	21,724
Total other non-current liabilities	$31,285	$31,832

7.  Stock-Based Compensation

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

Stock-Based Compensation Accounting

We recognize compensation costs on a straight-line basis over the requisite service period for time-vested awards. Our stock-based compensation is principally accounted for as awards of equity instruments. Our policy is to issue new shares upon the exercise of stock awards. We adopted the simplified method related to accounting for the tax effects of share-based payment awards to employees under ASC 718, “Compensation—Stock Compensation” (ASC 718). We use the “with-and-without” approach for determining if excess tax benefits are realized under ASC 718.

The compensation committee completed its annual program grant for fiscal 2011 in July 2010.  The Board of Directors authorized and approved the grant as of August 2, 2010 of 764,828 RSUs and 948,664 stock options under the 2010 Equity Incentive Plan and the 2005 Stock Incentive Plan.

During the period from mid-September 2007 until November 9, 2009, and from November 16, 2009 to December 21, 2009, we did not maintain our status as a timely filer with the SEC and we were unable to issue stock-based compensation to our directors and employees. On October 29, 2009 the Board of Directors approved the grant as of November 9, 2009 of 2,727,033 RSUs and 264,640 stock options under the 2005 Stock Incentive Plan and the 2001 Stock Option Plan. Since we were not able to grant awards during the period described above, a portion of the awards were vested immediately upon grant.  The RSUs were valued at the stock price on the date of grant.  We utilized the Black-Scholes valuation model for estimating the fair value of the options granted. No stock options were granted in the first quarter of fiscal 2010.

The weighted-average fair value of the options granted under the stock option plans for fiscal 2011 was calculated using the following Black-Scholes assumptions:

Three Months Ended September 30, 2010
Stock Option Plans
Weighted average fair value of options granted	$4.83
Weighted average risk-free interest rate	1.4%
Expected dividend yield	Zero
Weighted average expected life	4.5
Expected volatility range	52.1% - 53.8%
Weighted average expected volatility	52.9%

The dividend yield of zero is based on the fact that we have never paid cash dividends on common stock and have no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options.  The risk-free interest rate is the

U.S. Treasury zero-coupon bond with a maturity commensurate with the expected life of the options on the date of grant.  In the first quarter of fiscal 2011 and in fiscal 2010, we calculated the estimated life considering historical exercise behavior, as well as anticipated future events that may affect volatility.

The stock-based compensation expense and its classification (in thousands) in the statements of operations for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
	2010	2009
Recorded as expense:
Cost of service and other	$253	$223
Selling and marketing	896	770
Research and development	289	141
General and administrative	1,259	773
Total stock-based compensation	2,697	1,907

A summary of stock option and RSU activity under all equity plans in the first quarter of fiscal 2011 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2010	5,395,870	$7.61			1,512,263	$9.58
Granted	948,664	$10.93			764,828	$10.93
Vested (RSUs)					(245,337)	$9.97
Exercised	(24,141)	$5.68
Cancelled / Forfeited	(54,613)	$26.72			(26,543)	$9.63
Outstanding at September 30, 2010	6,265,780	$7.59	5.29	$20,431	2,005,211	$10.04

Exercisable at September 30, 2010	5,331,409	$7.01	4.51	$20,390	—	—

Vested and expected to vest as of September 30, 2010	6,077,587	$7.49	5.15	$20,422	1,886,241	$10.04

The weighted average grant-date fair value of RSUs granted during the first quarter of fiscal 2011 was $10.93; there were no RSU grants in the first quarter of fiscal 2010.  In the first quarter of fiscal 2011 and 2010, the total fair value of shares vested from RSU grants was $2.4 million and $0.3 million, respectively.

At September 30, 2010, the total unrecognized compensation cost related to unvested stock options and RSUs was $4.5 million and $20.3 million, respectively, and is expected to be recorded over the next four years as the awards vest.

The total intrinsic value of options exercised during the first quarter of fiscal 2011 was $0.1 million.  There were no options exercised in the first quarter of fiscal 2010. We received $0.1 million in cash proceeds from option exercises during the first quarter of fiscal 2011.  We paid $0.8 million and $0.1 million for withholding taxes on vested RSUs during the first quarter of fiscal 2011 and 2010, respectively.

At September 30, 2010, common stock reserved for future issuance or settlement under equity compensation plans was 14.7 million shares.

8.  Common Stock

Registration of Common Stock on Form S-1

On September 28, 2010, we completed a secondary public offering of 18,000,000 shares of our common stock held by several funds managed by Advent International Corporation (“Advent-managed funds”) as well as 2,700,000 shares that were subject to an over-allotment option granted by the Advent-managed funds to the underwriters of the offering. The underwriters delivered the shares to the purchasers on September 28, 2010.  We did not receive any of the proceeds from this offering.

Warrants

We have issued warrants in connection with various financing activities. These warrants provide for net equity settlement and are accounted for in equity.

In August 2003, we received proceeds of $130.0 million from our issuance of 363,364 shares of Series D-1 and D-2 redeemable convertible preferred stock, along with warrants to purchase 7,267,286 shares of common stock at an exercise price of $3.33 per share. In July 2006, 6,006,006 warrants were exercised in a cashless exercise, resulting in the issuance of 4,369,336 shares of our common stock. In November 2007, warrants to purchase 630,640 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 500,203 shares of common stock.  At June 30, 2010, warrants to purchase 630,640 shares of common stock were outstanding and exercisable at a price of $3.33. On August 13, 2010, these remaining warrants were exercised in a cashless exercise, resulting in the issuance of 424,753 shares of our common stock.

9.  Net Loss per Common Share

Basic loss per share is determined by dividing the loss by the weighted average common shares outstanding during the period. Diluted loss per share is determined by dividing the loss by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and warrants, based on the treasury stock method, and other commitments to be settled in common stock are included in the calculation of diluted earnings (or income) per share. For the three months ended September 30, 2010 and 2009, all potential common shares were anti-dilutive due to the net loss. The calculations of basic and diluted loss per share and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2010			2009
			Per Share			Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic loss per share:
Net loss	$(15,468)	92,689	$(0.17)	$(21,062)	90,107	$(0.23)
Diluted loss per share:
Employee equity awards
Net loss giving effect to dilutive adjustments	$(15,468)	92,689	$(0.17)	$(21,062)	90,107	$(0.23)

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding because the exercise price of the employee equity awards exceeded the average market price for our common stock and/or their inclusion would be anti-dilutive at the balance sheet date (in thousands):

	Three Months Ended September 30,
	2010	2009
Employee equity awards	8,246	8,258

10.  Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss for the three months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Net loss	$(15,468)	$(21,062)
Foreign currency translation adjustments	429	1,599
Total comprehensive loss	$(15,039)	$(19,463)

11. Commitments and Contingencies

(a)                             ATME arbitration

Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with AspenTech Middle East W.L.L., a Kuwaiti corporation (now known as Advanced Technology Middle East W.L.L.) that we refer to below as ATME. Under the reseller agreement, we had the right to terminate for a material breach in the event of ATME’s willful misconduct or fraud. Effective October 6, 2009, we terminated the reseller relationship for material breach by ATME based on certain actions of ATME. Under the reseller agreement, we had the right to terminate for a material breach in the event of ATME’s willful misconduct or fraud.

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

The reseller agreement with ATME contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee is to be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of ATME, as well as ATME’s actual financial performance. Based on the formula and the financial information provided to us by ATME, which we have not had the opportunity to verify independently, a recent calculation based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement, no termination fee is owed on termination for material breach. If we are found to have breached the terms of our agreement with ATME, we could be liable for the full value of the termination fee, which may be greater or less than the number indicated above. We intend to pursue our claims against ATME, and to defend the counterclaims by ATME, vigorously.

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

(b)                                 Class action and opt-out claims

In March 2006, we settled class action litigation, including related derivative claims, arising out of our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March

2005. Certain members of the class (representing 1,457,969 shares of common stock (or less than 1% of the shares putatively purchased during the class action period)) opted out of the settlement and had the right to bring their own state or federal law claims against us, referred to as “opt-out” claims. Opt-out claims were filed on behalf of the holders of approximately 1.1 million of such shares. Two of these actions were settled and three were dismissed.

The settled actions include Herbert G. and Eunice E. Blecker, et al. v. Aspen Technology, Inc., et al., filed in June 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1. This action was an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed in July 2008, and a non-jury trial was conducted in November 2009. In January 2010, the court issued its order granting judgment in our favor and dismissing the case. In February 2010, the plaintiffs filed a notice of appeal of the judgment. We entered into a settlement agreement with the plaintiffs/appellants on October 28, 2010, providing for a dismissal of all claims with prejudice.

The remaining action is 380544 Canada, Inc., et al. v. Aspen Technology, Inc., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court. The claims in this action include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action.  This action was brought by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is in process. The claims in the 380544 Canada action are for damages totaling at least $4.0 million, not including claims for attorneys’ fees. We plan to defend the 380544 Canada action vigorously.

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

12.  Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

The measurement of the controllable profit for all segments was changed in 2010 to include a greater allocation of expenses related to bonuses from unallocated costs to controllable expenses. This change conformed to management’s current approach of cost allocation for internal reporting purposes. All periods presented have been conformed to management’s current measurement approach.

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

The accounting policies of the operating segments are the same as those described in Note 2. We do not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments.

The following table presents a summary of operating segments (in thousands):

	License	Maintenance, Training, and Other	Professional Services	Total
Three Months Ended September 30, 2010
Segment revenue	$18,967	$17,470	$6,663	$43,100
Segment expenses	14,393	3,137	5,940	23,470
Segment operating profit (1)	$4,574	$14,333	$723	$19,630
Three Months Ended September 30, 2009
Segment revenue	$11,107	$18,990	$9,699	$39,796
Segment expenses	14,492	3,724	9,971	28,187
Segment operating profit (1)	$(3,385)	$15,266	$(272)	$11,609

(1)         The Segment operating profits reported reflect only the direct expenses of the operating segment and do not contain an allocation for selling and marketing, general and administrative, development, restructuring and other corporate expenses incurred in support of the segments.

Reconciliation to Loss Before Income Taxes

The following table presents a reconciliation of total segment operating profit to loss before income taxes for the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010	2009
Total segment operating profit for reportable segments	$19,630	$11,609
Cost of license	(2,122)	(1,773)
Selling and marketing	(3,237)	(3,437)
Research and development	(10,349)	(9,010)
General and administrative and overhead	(20,856)	(20,015)
Stock-based compensation	(2,697)	(1,907)
Restructuring charges	(77)	(271)
Other income, net	2,664	2,269
Interest income (net)	2,458	3,038
Loss before income taxes	$(14,586)	$(19,497)

13.  Subsequent Events

We evaluated events occurring between the end of our fiscal quarter and the date the financial statements were issued.   There were no subsequent events to be disclosed based on this evaluation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes beginning on page 3.  In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties.  You should read “Item 1A. Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from our expectations.

Our fiscal year ends on June 30, and references in this Quarterly Report to a specific fiscal year are the twelve months ended June 30 of such year (for example, “fiscal 2011” refers to the year ending June 30, 2011).

Business Overview

We are a leading global provider of mission-critical process optimization software solutions, which are designed to manage and optimize plant and process design, operational performance, and supply chain planning. Our aspenONE software and related services have been developed for companies in the process industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements.

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

Transition to the aspenONE Subscription Offering

In fiscal 2010 we began offering our aspenONE software under a subscription offering, under which a customer can access all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). During the license term, a customer is entitled to receive post-contract support, which we refer to a SMS, as well as any software products introduced into the licensed suite. Revenue is recognized over the term of a license agreement on a subscription, or “daily ratable” basis. We typically issue invoices annually, and we record each invoiced payment as deferred revenue and then recognize revenue from that payment due date over the applicable period. Uninvoiced future contractual payments are not recorded on our consolidated balance sheet.  We also continue to offer our customers the ability to license specifically defined sets of aspenONE products, referred to as point products, which in July 2009, we began licensing with SMS included for the entire term. Revenue is recognized on these arrangements over the contract term, as payments become due.

Prior to fiscal 2010, we offered term or perpetual licenses to point products without SMS included for the entire term of the arrangement. The majority of our license revenue was recognized under an “upfront revenue model,” in which the net present value of the aggregate license fees was recognized as revenue upon shipment of the point products. We typically invoiced customers annually and recorded the net present value of uninvoiced payments as installments receivable. Customers typically received one year of SMS bundled with their license agreements and then could elect to renew SMS annually.  Revenue from SMS was recognized ratably over the period during which the SMS was delivered.

The transition to our aspenONE subscription offering and the inclusion of SMS for the entire term of our point product arrangements, have not changed the method or timing of our customer billing or cash collections. Consequently, we do not expect a material change to net cash provided by operating activities as a result of this transition. The principal accounting implications of the change in our licensing models are as follows:

•                  The majority of our license revenue is no longer recognized on an upfront basis.  Our license revenue for fiscal 2010 and the first quarter of fiscal 2011 was significantly less than the level achieved in previous fiscal years.  We do not expect to recognize levels of revenue comparable to prior fiscal years unless and until a significant majority of our existing license agreements have been renewed under our new licensing models. Because the timing of our incurrence of operating costs has not changed, the lower levels of revenue expected over the next few years will result in significant operating and net losses.

•                  The amount of our installments receivable will decrease over time, as license agreements executed under our upfront revenue model reach the end of their terms.

•                  The amount of our deferred revenue will increase over time, as installments for license transactions executed under our aspenONE subscription offering are deferred and recognized on a subscription basis. We will not, however, realize a significant increase in deferred revenue until a substantial portion of the license agreements previously executed under our upfront revenue model has been renewed under our new term licensing model.

For additional information about the recognition of revenue under the upfront revenue model and our new licensing models, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue” contained in Part II, Item 7 of our Form 10-K for our fiscal year ended June 30, 2010.  Because of the accounting implications of our aspenONE subscription offering and the inclusion of SMS for the entire term of our point product arrangements, we believe that, for the next several years, a number of performance indicators based on U.S. generally accepted accounting principles, or GAAP, will be of limited value in assessing our performance, growth and financial condition. Accordingly, we are focusing on a number of other business metrics, including those described below under “—Key Business Metrics.”

Revenue

We generate revenue primarily from the following sources:

•            Software licenses.  We provide integrated process optimization software solutions designed for the process industries. We license our software products on a term or perpetual basis, and we offer extended payment options for our term license agreements that generally require annual payments.

•                  SMS and other.  Our SMS business consists primarily of providing customer technical support and access to software fixes and upgrades. We provide customer technical support services throughout the world by our three global call centers as well as via email and through our support website.  Our training business provides customers with a variety of training solutions, including on-site, Internet-based, and customized training.

•            Professional services.  We offer professional services that include implementing and integrating our technology with customers’ existing systems in order to improve their plant performance and gain better operational data. Customers who use our professional services typically engage us to provide those services over periods of up to 24 months. We charge customers for professional services on a time-and-materials or fixed-price basis.

Key Components of Operations

Revenue

Subscription Revenue.  Subscription revenue relates to the licensing of our products under our aspenONE subscription offering, where SMS is included for the entire term of the arrangement and the customer receives the right to unspecified future software products that may be introduced during the term of the arrangement for no additional fee. License and SMS revenue for arrangements sold under our aspenONE subscription offering are combined and presented together as subscription revenue in the consolidated statements of operations.

Software Revenue.  Software revenue consists of all license transactions that do not contain rights to future unspecified software products for no additional fee. Specifically, software revenue includes:

•                  license revenue recognized under the upfront revenue model upon the delivery of the licensed software (that is, both perpetual and term license agreements);

•                  license revenue recognized over the term of the license agreements, including point product licenses with SMS included for the entire license term, but excluding license revenue from license agreements executed under our aspenONE subscription offering, which is recorded as subscription revenue; and

•                  other license revenue derived from transactions that are being recognized over time as the result of not previously meeting one or more of the requirements for recognition under the upfront revenue model.

Services and Other Revenue.  Our services and other revenue consists primarily of revenue related to professional services, SMS (other than SMS bundled with license agreements executed under our aspenONE subscription offering, which is recorded as subscription revenue) and training. The amount and timing of this revenue depend on a number of factors, including:

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

Cost of Revenue

Cost of Subscription and Software.  The cost of subscription and software revenue consists of royalties, amortization of capitalized software costs, distribution fees, the costs of providing SMS related to our aspenONE subscription offering and costs related to delivery of software.

Cost of Services and Other.  Our cost of services and other revenue consists primarily of personnel-related and external consultant costs associated with providing professional services, SMS on arrangements not licensed on a subscription basis and training to customers. The costs of providing SMS for our aspenONE subscription offering are included in cost of subscription and software.

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

General and Administrative Expense.  General and administrative expenses include the costs of corporate and support functions, such as executive leadership and administration groups, finance, legal, human resources and corporate communications, and other costs such as outside professional and consultant fees and provision for bad debts.

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

Provision for Income Taxes.  Provision for income taxes is comprised of the taxes currently payable as a result of domestic and foreign operations and the net tax effects of book-tax timing differences. We record interest and penalties related to income tax matters as income tax expense. We expect the amount of income tax expense, if any, to vary each reporting period depending upon fluctuations in our taxable income and our ability to utilize tax benefits from net loss carryforwards.

Key Business Metrics

Background

With the adoption of our new licensing models, which include our aspenONE subscription offering and the inclusion of SMS for the entire term of our point product arrangements, our revenue has been significantly less than in preceding fiscal years. We expect that our revenue will increase as customers renew their licensing arrangements under our new licensing models. We do not expect to recognize levels of revenue comparable to prior fiscal years unless and until a significant majority of our existing license agreements have been renewed under our new licensing models. As a result, we believe that, for the next few years, a number of our performance indicators based on U.S. generally accepted accounting principles or GAAP, including revenue, gross profit, operating income (loss) and net income (loss), will be of limited value in assessing our performance, growth and financial condition. Accordingly, we instead are focusing on certain non-GAAP and other business metrics, including the key metrics set forth below, to track our business performance. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

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

We believe TCV is a useful metric for analyzing our business performance, particularly while we are transitioning to our aspenONE subscription offering and revenue comparisons between fiscal periods do not reflect the actual growth rate of our business. Comparing TCV for different dates provides insight into the growth and retention rate of our business during the period between those dates. TCV increases as the result of:

•                  new term license agreements with new or existing customers;

•                  renewals or modifications of existing license agreements that result in higher license fees due to price escalation or an increase in the number of tokens (fixed units of software usage) or products licensed; and

•                  renewals of existing license agreements that increase the length of the license term.

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

We estimate that TCV was $1.2 billion as of June 30, 2010. Our portfolio of active license agreements as of June 30, 2010 reflected a mix of (a) license agreements that included SMS for the entire license term and (b) legacy license agreements that did not include SMS. We estimate that TCV was $1.0 billion as of June 30, 2009. SMS was not included as part of our term license arrangements prior to fiscal 2010, and no SMS was included in estimated TCV as of June 30, 2009. For comparability purposes, we estimated “license-only” TCV growth for fiscal 2010 by removing the SMS portion of TCV as of June 30, 2010, using our established VSOE rate of fair value for SMS. On this comparable “license-only” basis, we estimate that TCV grew by approximately 10% during fiscal 2010, principally as the result of an increase in the number of tokens or products licensed. Overall, we estimate that TCV, with SMS included as of June 30, 2010, increased by approximately 17% during fiscal 2010.

We estimate that TCV with SMS included grew 2.5% in the first quarter of fiscal 2011. On a comparable “license-only” basis, we estimate that TCV grew by approximately 1.5% in the first quarter of fiscal 2011.

Bookings

Bookings represent the amount of contractually committed subscription and software fees, including any bundled SMS. Bookings do not include (a) the amount of fees for professional services, training or standalone renewal SMS or (b) the amount of subscription and software fees remaining under pre-existing license agreements that were replaced prior to the scheduled expiration date.

Bookings are a measure of the business closed during a period. The contractual arrangements that contribute to bookings represent binding payment commitments by customers over periods that typically range from five to six years, although individual customer commitments can be for longer or shorter periods. The amount of bookings in a period is affected by the volume, duration and value of contracts renewed during that period. The timing and value of contract renewals can have a significant impact on quarter-over-quarter and year-over-year comparisons of bookings. Therefore, short-term trends in bookings may not be indicative of the growth of the business. Accordingly, we also focus on bookings’ contribution to growth in TCV and to growth in billings backlog and future cash collections.

The following table presents our bookings for the first quarter of fiscal 2011 and 2010 (in thousands):

	Three Months Ended		Period-to-Period
	September 30,	September 30,	Change
	2010	2009	$ %
Bookings	$74,416	$39,027	$35,389	90.7%

The period-over-period increase in bookings is primarily attributable to the favorable adoption of our aspenONE subscription offering and lower than normal prior year first quarter bookings.  During the first quarter of fiscal 2010, we experienced lower than normal bookings primarily due to the sales cycle start-up time associated with the introduction of our aspenONE subscription offering. As customers became more familiar with our new licensing model and our sales team had additional time to educate customers and complete licensing transactions, we experienced significantly higher bookings in the remainder of fiscal 2010, which continued into the first quarter of fiscal 2011. Our bookings historically have been stronger in our second and fourth fiscal quarters and lowest in our first fiscal quarter, although there can be significant variation in this pattern.

Future Cash Collections and Billings Backlog

Future cash collections is the sum of billings backlog, accounts receivable, undiscounted installments receivable and undiscounted collateralized receivables. Billings backlog represents the aggregate value of uninvoiced bookings from prior and current periods.

Prior to fiscal 2010, the majority of bookings was recognized as revenue in the period booked and reflected on our balance sheet as installments receivable, or if sold, as collateralized receivables. Installments receivable and collateralized receivables were discounted to net present value at prevailing market rates at the time of the transaction. Amounts collected for collateralized receivables are applied to pay the related secured borrowings and are not available for any other expenditures.

Under our aspenONE subscription offering and for point product arrangements with SMS included for the entire term of the arrangement, extended contractual payments are not considered fixed or determinable and, as a result, are not included in installments receivable or collateralized receivables. These future payments are included in billings backlog, which is not reflected on our consolidated balance sheets. We believe future cash collections is a useful metric because it provides insight into the cash generation capability of our business. Under the upfront revenue model, we did not previously monitor billings backlog or future cash collections since we believed that accounts receivable, installments receivable, collateralized receivables and certain other measures were appropriate indicators of estimated cash generation at that time.

Because a substantial majority of our future bookings will reflect arrangements under our aspenONE subscription offering, we expect billings backlog to grow over time and expect installments receivable and collateralized receivables to decline. When all contracts have been renewed under our new licensing models, the only sources of cash that will continue to be excluded from future cash collections will be amounts attributable to professional services, training and any remaining standalone SMS renewals.

The following table provides our future cash collections as of the dates presented (in thousands):

	September 30, 2010	June 30, 2010
Billings backlog	$435,942	$389,354
Accounts receivable, net	26,190	31,738
Installments receivable, undiscounted (non-GAAP) (1)	139,488	147,315
Collateralized receivables, undiscounted (non-GAAP) (1)	51,223	56,461
Future cash collections	$652,843	$624,868

(1)           Excludes unamortized discount.

The growth in billings backlog and future cash collections in the first quarter of fiscal 2011 reflected our customers’ continued adoption of our aspenONE subscription offering. We expect that billings backlog and future cash collections will continue to grow steadily as we convert and renew existing customers to multi-year contracts, which now include SMS for the full term of the arrangement. In addition, we are actively engaged in transitioning customers from perpetual license arrangements to our new licensing model. Prior to fiscal 2008, we licensed our aspenONE Manufacturing and Supply Chain suite primarily on a perpetual basis, and as we convert these customers to our new licensing model, their licensing fees and SMS will become part of billings backlog and future cash collections.

Installments and collateralized receivables are shown at net present value on our consolidated balance sheets. Future cash collections excludes the unamortized discount on installments and collateralized receivables. Amounts collected for collateralized receivables are applied to pay the related secured borrowings and are not available for any other expenditures. We are providing the following reconciliation for the periods presented to reconcile to undiscounted installments and collateralized receivables, as included in our future cash collections metric, with GAAP installment receivables, net and GAAP collateralized receivables, net (in thousands):

	September 30, 2010	June 30, 2010
Installments receivable, undiscounted (non-GAAP)	$139,488	$147,315
Unamortized discount	(15,992)	(18,717)
Installments receivable, net	$123,496	$128,598

Collateralized receivables, undiscounted (non-GAAP)	$51,223	$56,461
Unamortized discount	(4,106)	(5,031)
Collateralized receivables, net	$47,117	$51,430

Adjusted Total Costs

The following table presents our total cost of revenue and total operating expenses, as adjusted for stock-based compensation expense, for the indicated periods (in thousands):

	Three Months Ended		Period-to-Period
	September 30,	September 30,	Change
	2010	2009	$	%
Total cost of revenue	$13,248	$17,469	$(4,221)	(24.2)%
Total operating expenses	49,560	47,131	2,429	5.2
Total expenses	$62,808	$64,600	$(1,792)	(2.8)
Less:
Stock-based compensation	$(2,697)	$(1,907)	$(790)	41.4
Adjusted total costs (non-GAAP)	$60,111	$62,693	$(2,582)	(4.1)

The decrease in adjusted total costs, which consists of total cost of revenue and total operating expenses, adjusted to exclude stock-based compensation, was primarily the result of lower expenses for consultants and contractors of $2.5 million, audit and accounting of $1.6 million, professional service direct costs of $1.2 million, payroll and benefits of $0.6 million and depreciation and amortization of $0.6 million.  These expense decreases were partially offset by increased legal and related expenses of $3.0 million, which included S-1 related expenses (expenses related to the secondary offering of our common stock, effective as of September 22, 2010), and increased expenses for sales commissions of $0.4 million, royalty expense of $0.4 million and third-party commissions of $0.3 million.

Stock-based compensation expense increased $0.8 million in the first quarter of fiscal 2011 compared to the corresponding period of the prior year.  During the period from mid-September 2007 until November 9, 2009 and from November 16, 2009 to December 21, 2009, we did not maintain our status as a timely filer with the SEC and we were unable to issue stock-based compensation to our directors and employees.  As a result of this inability to issue stock-based compensation, the related expense for the first quarter of fiscal 2010 was lower than normal.  In the second quarter of fiscal 2010, we became current with our filings and we issued 2.7 million restricted stock units and 0.3 million stock options to our directors and employees.  Additionally, as part of our annual grant, on August 2, 2010 we issued 0.8 million restricted stock units and 0.9 million stock options to our directors and employees.  The increase in stock-based compensation expense in the first quarter of fiscal 2011 is related to the incremental expense associated with these grants.

We expect the transition to the aspenONE subscription offering to provide us with a significant opportunity to standardize and further improve our sales and administrative processes. Overall, we expect adjusted total costs to remain relatively flat for fiscal 2011 compared to the prior fiscal year.

Free Cash Flow

Free cash flow is calculated as net cash provided by operating activities less the sum of (a) purchase of property, equipment and leasehold improvements and (b) capitalized computer software development costs.

Customer collections and, consequently, cash flow from operating activities and free cash flow are primarily driven by license and services billings, rather than recognized revenue. As a result, our changes in revenue recognition since the introduction of our aspenONE subscription offering will not have an adverse impact on cash receipts. Until existing license contracts are renewed and license related revenue returns to prior year levels, we believe free cash flow is a more relevant measure of our financial performance than income statement profitability measures such as total revenue, gross profit, operating profit and net income. Additionally, we also believe that free cash flow is often used by security analysts, investors and other interested parties in the evaluation of software companies.

The following table provides a reconciliation of net cash flow to free cash flow provided by operating activities for the periods presented (in thousands):

	Three Months Ended
	September 30, 2010	September 30, 2009
Net cash provided by (used in) operating activities	$6,388	$(5,273)
Purchase of property, equipment and leasehold improvements	(588)	(873)
Capitalized computer software development costs	(176)	(270)
Free cash flow (non-GAAP)	$5,624	$(6,416)

Going forward, we expect free cash flow to increase as customers continue to renew contracts that were previously paid upfront.  As part of our historical contract arrangements, customers could elect to pay for their term licenses upfront rather than over the contract term. The upfront payment would normally be equal to the net present value of the annual cash payments, typically discounted at an 8% rate. As the global economy deteriorated in 2009, some of our customers changed from paying upfront to paying in installments. Additionally, during this period, we started selling our aspenONE for Manufacturing and Supply Chain suite predominantly on a term basis rather than on a perpetual basis, enabling our customers to pay in annual installments rather than upfront. These prior period practices of upfront payments resulted in increased cash flow variability, both in the period of the payment, and the subsequent years of the contract term.   We have moved away from upfront payments in recent years, and as a result, we expect cash flows to normalize over the next several years.  We anticipate the transition to normalized cash flow to be quicker than the transition to normalized revenue.

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

With the introduction of our aspenONE subscription offering and the changes to the licensing terms for point products licensed on a fixed-term basis, we cannot assert that the fees in these new arrangements are fixed or determinable because the rights provided to customers and the economics of the arrangements are not comparable to our historical transactions with other customers under the upfront revenue model. As a result, the amount of revenue recognized for these arrangements will be limited by the amount of customer payments currently due. For our aspenONE licenses this generally results in the fees being recognized ratably over the term of the contracts. For our point product licenses with bundled SMS, this generally results in the license fee being recognized as each payment comes due, while the allocated portion of the SMS revenue is recognized ratably over its annual term.

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

VSOE of Fair Value for SMS and Professional Services

We have established VSOE for SMS and professional services, but not for our software products. We assess VSOE of fair value for SMS based on an analysis of standalone SMS renewals using the bell-shaped curve approach. We use the optional renewals of SMS on our legacy term license arrangements to support VSOE of fair value for SMS bundled in our fixed-term point product arrangements. The license product offerings and the SMS in the legacy term arrangements and the fixed-term point product arrangements are the same.

As we are increasingly transitioning our legacy term license customers to new point product arrangements with bundled SMS for the entire term of the arrangement and we no longer market legacy term license arrangements, we expect our population of standalone annual renewals to decrease over time. As a result, there will come a point in time where we will be unable to support VSOE of fair value of SMS in our point product arrangements based on our legacy term license SMS renewals. When this occurs, we will be required to recognize revenue related to the license component on our point product arrangements ratably, on a subscription basis. Additionally, SMS revenue will be included as subscription revenue, in a manner similar to the current recognition of subscription arrangements under our aspenONE subscription offering. We expect the impact of a loss of VSOE of fair value for SMS to be immaterial to our results of operations, since we currently recognize license revenue on point product arrangements over the term of the arrangement, as payments become due.

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

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2010 for a discussion of our critical accounting policies and estimates related to impairment of long-lived assets, goodwill, and intangible assets, computer software development costs, loss contingencies and accounting for income taxes.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

The following table sets forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010		2009		% Change
Revenue:
Subscription	$9,656	22.4%	$25	0.1%	*%
Software	9,311	21.6	11,082	27.8	(16.0)
Total subscription and software	18,967	44.0	11,107	27.9	70.8
Services and other	24,133	56.0	28,689	72.1	(15.9)
Total revenue	43,100	100.0	39,796	100.0	8.3
Cost of revenue:
Subscription and software	2,122	4.9	1,773	4.5	19.7
Services and other	11,126	25.8	15,696	39.4	(29.1)
Total cost of revenue	13,248	30.7	17,469	43.9	(24.2)
Gross profit	29,852	69.3	22,327	56.1	33.7
Operating expenses:
Selling and marketing	20,351	47.2	20,552	51.6	(1.0)
Research and development	12,575	29.2	10,894	27.4	15.4
General and administrative	16,557	38.4	15,414	38.7	7.4
Restructuring charges	77	0.2	271	0.7	(71.6)
Total operating expenses	49,560	115.0	47,131	118.4	5.2
Loss from operations	(19,708)	(45.7)	(24,804)	(62.3)	(20.5)
Interest income	3,702	8.6	5,449	13.7	(32.1)
Interest expense	(1,244)	(2.9)	(2,411)	(6.1)	(48.4)
Other income, net	2,664	6.2	2,269	5.7	17.4
Loss before income taxes	(14,586)	(33.8)	(19,497)	(49.0)	(25.2)
Provision for income taxes	(882)	(2.0)	(1,565)	(3.9)	(43.6)
Net loss	$(15,468)	(35.9)%	$(21,062)	(52.9)%	(26.6)%

*Not meaningful.

Revenue

Total revenue in the first quarter of fiscal 2011 increased by $3.3 million compared to the corresponding period of the prior year and was comprised of increased subscription revenue of $9.6 million, partially offset by decreased software revenue and services and other revenue of $1.8 million and $4.6 million, respectively.

Subscription Revenue

	Three Months Ended
	September 30,		Period-to-Period Change
	2010	2009	$	%
	(Dollars in thousands)
Subscription revenue	$9,656	$25	$9,631	*
As a percent of revenue	22.4%	0.1%

*Not meaningful.

The increase in subscription revenue in the first quarter of fiscal 2011 is a result of a larger base of aspenONE subscription bookings from previous quarters being recognized as revenue on a daily ratable basis in the current quarter. The minimal amount of subscription revenue in the first quarter of fiscal 2010 was a result of subscription arrangements not being offered prior to fiscal 2010.  We expect subscription revenue to continue to increase as customers renew existing contracts under our aspenONE subscription offering and subscription contracts become a more significant portion of our term license portfolio.

Software Revenue

	Three Months Ended
	September 30,		Period-to-Period Change
	2010	2009	$	%
	(Dollars in thousands)
Software revenue	$9,311	$11,082	$(1,771)	(16.0)%
As a percent of revenue	21.6%	27.8%

Of the total software revenue recorded in the first quarter of fiscal 2011, $0.3 million related to legacy arrangements that were both booked and recognized in fiscal 2011; $2.5 million related to legacy arrangements that had previously been deferred; $5.6 million related to point product arrangements with SMS included for the entire term; and, $0.9 million related to perpetual arrangements.  The decrease in software revenue was attributable to a reduction in legacy software revenue of $7.5 million, partially offset by increased revenue of $4.9 million related to point product arrangements with SMS included for the entire term and $0.8 million related to perpetual arrangements.

We expect legacy software revenue to continue to decrease and be replaced with subscription and point product software revenue as legacy arrangements are renewed with our aspenONE subscription or point product with bundled SMS offerings.  Going forward, we anticipate that most of our software revenue will be recognized over the contract term, either on a subscription basis or as payments become due.   We do not expect revenue related to point products licensed on a perpetual basis to be a significant source of revenue in fiscal 2011.

Services and Other Revenue

	Three Months Ended
	September 30,		Period-to-Period Change
	2010	2009	$	%
	(Dollars in thousands)
Professional services revenue	$6,664	$9,699	$(3,035)	(31.3)%
SMS and other revenue	17,469	18,990	(1,521)	(8.0)%
Services and other revenue	$24,133	$28,689	$(4,556)	(15.9)%
As a percent of revenue	56.0%	72.1%

Professional Services Revenue

The period-over-period decrease in professional services revenue primarily relates to decreased customer demand for professional services, higher professional services revenue deferrals, and a $0.5 million decrease in project reimbursable revenues.  We often compete with a number of qualified competitors when bidding for professional service contracts, particularly in developed markets where our products are well established. Having a robust network of providers that can provide professional services to support the deployment and utilization of our software is beneficial to our licensing and SMS businesses. However, this competitive environment has had an unfavorable impact on our professional services business.

Under the aspenONE subscription offering, revenue from committed professional service arrangements that are sold as a single arrangement with, or in contemplation of, a new aspenONE licensing transaction is deferred and recognized on a ratable basis over the longer of (a) the period the services are performed and (b) the term of the related software arrangement.  As our typical contract term approximates five years, professional services revenue on these types of arrangements will usually be recognized over a longer period than under our upfront revenue model.   We deferred an additional $0.6 million in the first quarter of fiscal 2011 related to professional services bundled with aspenONE subscription offering transactions compared to the prior year comparable period.  Additionally, in the first quarter of fiscal 2011, we deferred an additional $0.9 million of professional services revenue for services on projects that did not meet all of the necessary revenue recognition requirements. We expect professional services deferred revenue related to new aspenONE licensing transactions to continue to grow in fiscal 2011.

SMS and Other Revenue

The decrease in SMS and other revenue was primarily due to an increased percentage of SMS revenue being classified as subscription revenue related to customers transitioning to the aspenONE subscription offering. Under the aspenONE subscription offering, SMS revenue is included in subscription revenue, whereas it was included in services and other revenue under the upfront revenue model.  Our SMS business has grown period-over-period, when considering both (i) the portion of SMS included in subscription revenue and (ii) SMS revenue, as reported within services and other revenue in the income statement.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended
	September 30,		Period-to-Period Change
	2010	2009	$	%
	(Dollars in thousands)
Cost of subscription and software revenue	$2,122	$1,773	$349	19.7%
Gross margin	88.8%	84.0%

The period-over-period increase in cost of subscription and software revenue was primarily due to increases of $0.4 million in royalty costs during the period related to our license products and $0.6 million of higher costs associated with providing SMS for the aspenONE suite of products, partially offset by decreases in amortization of capitalized software costs of $0.5 million.  We allocate a portion of SMS costs associated with providing services on our subscription products to cost of subscription and software revenue.  Prior to the transition to the aspenONE subscription offering in fiscal 2010, none of the costs associated with providing SMS were included within the cost of subscription and software.  As more customers transition to the aspenONE license model, SMS costs included in cost of subscription and software will increase.

Amortization of capitalized software costs for the first quarter of fiscal 2011 decreased $0.5 million compared to the same period in fiscal 2010 as a result of previously capitalized items reaching the end of their useful life in fiscal 2011.

Cost of Services and Other Revenue

	Three Months Ended
	September 30,		Period-to-Period Change
	2010	2009	$	%
	(Dollars in thousands)
Cost of services and other revenue	$11,126	$15,696	$(4,570)	(29.1)%
Gross margin	53.9%	45.3%

Cost of Professional Services Revenue

The largest component of the reduction in cost of services and other revenue in the first quarter of fiscal 2011 pertained to our professional services business, which accounted for $4.2 million of the period-over-period decrease. The decrease was primarily related to the reduction of staffing levels in the professional services organization, a decrease in professional service direct costs and the timing of expense recognition on specific projects.

We reduced our staffing levels in fiscal 2010 to better align our cost structure with the decreased demand for professional services.  Staffing levels for the first quarter of fiscal 2011 decreased approximately 10% compared to the first quarter of fiscal 2010.  The cost of professional services revenue also decreased approximately $0.9 million due to the timing of expense recognition related to two large professional service projects.

Cost of SMS and Other Revenue

Costs associated with SMS and other revenue decreased $0.4 million in the first quarter of fiscal 2011 as compared to the same period in fiscal 2010, primarily related to the allocation of $0.6 million of SMS costs associated with providing services on our subscription products to cost of subscription and software revenue. As the subscription business grows, we expect the cost of SMS revenue to migrate from cost of services and other revenue to cost of subscription and software revenue. Currently it is not possible to predict the rate at which this migration will occur, because that rate will be a function of adoption of our aspenONE subscription offering. We do not have sufficient experience with the rate of adoption to provide a meaningful forecast of this change. Eventually, we expect the majority of our cost of SMS revenue to be accounted for in cost of subscription and software revenue.  We expect the reported gross profit margin of services and other revenue to decline over the next several years, as SMS revenue is reclassified to subscription revenue, since SMS revenue has a high gross profit margin relative to the other revenue streams included in services and other revenue.

Selling and Marketing Expense

	Three Months Ended
	September 30,		Period-to-Period Change
	2010	2009	$	%
	(Dollars in thousands)
Selling and marketing expense	$20,351	$20,552	$(201)	(1.0)%
As a percent of revenue	47.2%	51.6%

The decrease in selling and marketing expense was predominantly the result of lower payroll and benefits expenses of $0.6 million, decreased rent and facility expenses of $0.2 million and lower bonus of $0.1 million, partially offset by an increase in commissions of $0.5 million and third-party commissions of $0.2 million. Selling and marketing payroll and benefit expenses decreased in the first quarter of fiscal 2011 primarily due to a 5% decrease in headcount compared to the first quarter of fiscal 2010.  Commissions expense increased period-over-period as a result of higher bookings.

Research and Development Expense

	Three Months Ended
	September 30,		Period-to-Period Change
	2010	2009	$	%
	(Dollars in thousands)
Research and development expense	$12,575	$10,894	$1,681	15.4%
As a percent of revenue	29.2%	27.4%

The period-over-period change in research and development expense was primarily the result of higher payroll and benefit related costs of $1.2 million.  Also contributing to the period over period increase in expense was higher bonus expense of $0.2 million, increased facility and IT-related costs of $0.2 million and higher stock-based compensation expense of $0.1 million.

General and Administrative Expense

	Three Months Ended
	September 30,		Period-to-Period Change
	2010	2009	$	%
	(Dollars in thousands)
General and administrative expense	$16,557	$15,414	$1,143	7.4%
As a percent of revenue	38.4%	38.7%

The increase in general and administrative expense is primarily attributable to $3.0 million of higher legal and related costs, $0.6 million of payroll and benefit expenses, $0.5 million of stock-based compensation and $0.5 million of bad debt expense, partially offset by $2.2 million in cost reductions related to consultants and contractors and decreases in audit and related expenses of $1.6 million.

The increase in legal fees in the first quarter of fiscal 2011 as compared to the same period in fiscal 2010 was due to our increased use of external legal services during the fiscal year, including services related to the Form S-1 filed during the first quarter of fiscal 2011.  The $0.6 million increase in payroll and benefit expenses is related to increased average headcount, primarily within the finance organization, and to a lesser extent, annual wage increases. We hired full-time finance personnel throughout fiscal 2010 to replace and further reduce our reliance on more costly external consultants.  The $1.6 million decrease in audit and related expenses is primarily attributable to the timing of the audits related to previous SEC filings. In the first quarter of fiscal 2010, significant costs were incurred associated with the audit and filing of all of our fiscal 2009 Form 10-Q’s and Form 10-K.  The majority of the audit expense on these filings was incurred in the comparable period of the prior year. In the first quarter of fiscal 2011, audit and related expenses were primarily associated with the audit and filing of the fiscal 2010 Form 10-K, and to a lesser extent, the filing of the Form S-1 and related amendments.

Restructuring Charges

	Three Months Ended
	September 30,		Period-to-Period Change
	2010	2009	$	%
	(Dollars in thousands)
Restructuring charges	$77	$271	$(194)	(71.6)%
As a percent of revenue	0.2%	0.7%

The activity in restructuring charges was the result of accretion and adjustments to existing facilities-related restructuring plans for changes in estimates.

Interest Income

	Three Months Ended
	September 30,		Period-to-Period Change
	2010	2009	$	%
	(Dollars in thousands)
Interest income	$3,702	$5,449	$(1,747)	(32.1)%
As a percent of revenue	8.6%	13.7%

The period-over-period change in interest income was primarily attributable to the continued decrease of our collateralized and installment receivables portfolios. We expect interest income to continue to decrease going forward.

Interest Expense

	Three Months Ended
	September 30,		Period-to-Period Change
	2010	2009	$	%
	(Dollars in thousands)
Interest expense	$(1,244)	$(2,411)	$1,167	(48.4)%
As a percent of revenue	(2.9)%	(6.1)%

The period-over-period change in interest expense was primarily attributable to lower average secured borrowing balances, resulting from the continued pay-down of our existing secured borrowing arrangements. We expect interest expense to continue to decrease going forward.

Other Income, Net

	Three Months Ended
	September 30,		Period-to-Period Change
	2010	2009	$	%
	(Dollars in thousands)
Other income, net	$2,664	$2,269	$395	17.4%
As a percent of revenue	6.2%	5.7%

The change in other income, net was primarily due to the change in foreign currency gains due to the strengthening of the Japanese Yen, Pound Sterling, and Euro being offset by losses recognized from the weakening of the Canadian dollar in the first quarter of fiscal 2011. The gain recorded in the first quarter of the prior fiscal year was primarily the result of the strengthening of the Pound Sterling, Euro, Japanese Yen and Canadian dollar against the US dollar.

Provision for Income Taxes

	Three Months Ended
	September 30,		Period-to-Period Change
	2010	2009	$	%
	(Dollars in thousands)
Provision for income taxes	$(882)	$(1,565)	$683	(43.6)%
As a percent of revenue	(2.0)%	(3.9)%

The decrease in provision for income taxes was primarily due to lower current period state income taxes and a reduction in the reserve for FIN 48 liabilities, partially offset by an increase in the foreign provision for income taxes. We made cash payments totaling $1.4 million in the first quarter of fiscal year 2011, which were offset by cash refunds of $7.9 million.

Liquidity and Capital Resources

Resources

We historically have financed our operations with cash generated from operating activities and borrowings secured by our installment receivable contracts.  As of September 30, 2010, our principal sources of liquidity consisted of $123.2 million in cash and cash equivalents and up to $13.7 million of borrowing capacity under our credit facility. The amount of borrowing capacity available under the credit facility varies in accordance with the terms of the agreement. We are not currently dependent upon short-term funding.

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

The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Cash flow provided by (used in):
Operating activities	$6,388	$(5,273)
Investing activities	(764)	(1,143)
Financing activities	(8,076)	(5,999)
Effect of exchange rates on cash balances	668	(833)
Decrease in cash and cash equivalents	$(1,784)	$(13,248)

Operating Activities

Cash generated by operating activities is our primary source of liquidity. Operating activities provided $6.4 million during the first quarter of fiscal 2011. This amount resulted from net loss of $15.5 million, adjusted for non-cash charges of $2.6 million, and a net $19.2 million source of cash due to decreases in operating assets and increases in operating liabilities.

Non-cash items within net loss consisted primarily of $2.7 million of stock-based compensation, $1.4 million of depreciation and amortization and bad debt expense of $0.7 million, and were offset by $2.2 million of net unrealized foreign currency gains driven by the weakening of the U.S. dollar against the Japanese Yen, Pound Sterling, and Euro in the period.

Our cash balance increased in part due to a net $19.2 million decrease in operating assets and increase in operating liabilities. The cash generated from this change consisted of (a) an increase in deferred revenue of $14.0 million, (b) decreases in installment and collateralized receivables totaling $11.9 million, (c) a decrease in accounts receivable of $5.2 million, (d) a decrease in prepaid expenses and other assets of $4.8 million, and (e) an increase in income taxes payable of $0.2 million.  These sources of cash were partially offset by decreases in accounts payable, accrued expenses and other liabilities totaling $16.6 million and an increase in unbilled services of $0.3 million.

Looking ahead, we expect to continue to generate positive cash flow from operations. We do not expect the adoption of our aspenONE subscription offering to have a negative impact on our operating cash flows because most of our existing contracts are already on an installment term basis. We anticipate that existing cash balances, together with funds generated from operations, will be sufficient to finance our operations and meet our cash requirements for the foreseeable future.

Investing Activities

During the first quarter of fiscal 2011, we used $0.6 million of cash for capital expenditures, primarily related to computer hardware purchases.  Additionally, we have ongoing efforts to enhance our information system and implement internal control enhancements, which have been designed in part to assist in the remediation of our deficiencies in internal controls over financial reporting. We do not expect our investment in capital expenditures to be materially different from our investments in prior fiscal years.

Capitalized software development costs decreased $0.1 million in the first quarter of fiscal 2011 compared to fiscal 2010.  We expect capitalized software development costs for the remainder of fiscal 2011 to be somewhat higher than the fiscal 2010 levels.

Financing Activities

During the first quarter of fiscal 2011 we used $8.1 million of cash for financing activities.  We made net payments on secured borrowings of $7.4 million ($9.3 million of repayments offset by $1.9 million of proceeds);

paid withholding taxes of $0.8 million on vested restricted stock units; and received proceeds of $0.1 million from the exercise of employee stock options during the first quarter of fiscal 2011.

The $7.4 million in net repayments of secured borrowings includes $2.4 million of payments for amounts that were included in accrued expenses and other current liabilities at June 30, 2010.  The $2.4 million represents the value of collateralized receivables from contracts that were superseded and replaced with new arrangements in the fourth quarter of fiscal 2010.  Upon superseding these arrangements, the secured borrowings that were collateralized by these receivables became immediately due and payable, and as such, were reclassified to current liabilities.

Although our financing arrangements do not obligate us to replace superseded receivables, the terms on which we repurchase and replace superseded receivables make it advantageous to do so.  It is our intention to structure such replacements so that they do not result in a net increase in our secured borrowings balance, although this is not always possible, given the timing and size of the specific receivables involved.  In the first quarter of fiscal 2011, the $1.9 million of proceeds was used to replace the $2.4 million that had been superseded in the fourth quarter of fiscal 2010 and repaid in the first quarter.  This exchange was shown as both a use and source of funds related to secured borrowings on our statement of cash flows.

We did not finance any receivables to fund operations in the first quarter of fiscal 2011, and we have not done so since the second quarter of fiscal 2008.  We expect the existing secured borrowings balances included in our consolidated balance sheet at September 30, 2010 to continue to decline during fiscal 2011 and thereafter, as we continue the trend of not replacing securitized borrowings as they are paid down.  We have continued to reduce our secured borrowings while maintaining our cash balance (in thousands):

Consolidated Balance Sheet Data:	September 30, 2010	June 30, 2010
Cash and cash equivalents	$123,161	$124,945
Secured borrowings	71,213	76,135

Credit Facility

We are party to a credit facility arrangement with Silicon Valley Bank that we originally entered into in January 2003 and have amended several times subsequently. This arrangement provides a line of credit of up to the lesser of (i) $25.0 million or (ii) 50% to 80% of certain eligible receivables. The line of credit bears interest at the greater of (i) the bank’s prime rate (4.0% at September 30, 2010) plus 0.5%, or (ii) 4.75%. If we maintain a $10.0 million compensating cash balance with the bank, our unused line of credit fee will be 0.1875% per annum; otherwise it will be 0.375% per annum. The line of credit is collateralized by substantially all of our assets, and we are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. The terms of the loan arrangement restrict our ability to pay dividends in cash.

We were in compliance with the terms of the credit facility as of September 30, 2010. In June 2010, we executed an amendment to the loan arrangement that extended the maturity date of the credit facility to November 15, 2010.  We anticipate renewing our credit facility.  In the event we decide not to renew our credit facility, we will be required to cash collateralize our outstanding letters of credit.

As of September 30, 2010, there were $4.7 million in letters of credit outstanding under the line of credit and no outstanding debt under the line of credit, and $13.7 million was available for future borrowing. Our total borrowing through Silicon Valley Bank is limited to $95 million. In the event that we utilize the full $85 million available through the program, as described below, with Silicon Valley Bank, our total credit line could not exceed $10 million.

Borrowings Collateralized by Receivable Contracts

We maintain arrangements with General Electric Capital Corporation and Silicon Valley Bank providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. Under these programs, we and the financial institution must agree to enter into each transaction and negotiate the amount borrowed and interest rate secured by each receivable. The customers’ payments of the underlying receivables fund the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was 8.2% at September 30, 2010.

The collateralized receivables earn interest income, and the secured borrowings accrue borrowing costs at approximately the same interest rate.

Under these programs, we received aggregate cash proceeds of $1.9 million and $0 million during the first quarter of fiscal 2011and 2010, respectively. Since December 2007, we have not sold any receivables for the purpose of raising cash, but we have sold some large dollar receivables in order to fund the repurchase of several large groups of smaller receivables previously sold to the banks, for the purpose of simplifying our administration of the programs and replacing previously financed receivables that have been superseded and repurchased.

We estimate that there was approximately $57.0 million available under the Silicon Valley Bank program at September 30, 2010. As the collection of the collateralized receivables and resulting payment of the borrowing obligation reduces the outstanding balance, the availability under the arrangement can be increased. We expect to maintain our access to cash under this arrangement.

Under the terms of these programs, we have transferred the receivables to the financial institutions with limited financial recourse to us. We can be required to repurchase the receivables under certain circumstances in case of specific defaults by us as set forth in the program terms. Potential recourse obligations are primarily related to the Silicon Valley Bank arrangement, which requires us to pay interest to Silicon Valley Bank for a limited period when the underlying customer has not paid by the receivable due date. Other than the specific items noted above, the financial institution bears the credit risk of the customers associated with the receivables the institution purchased.

Recently Adopted Accounting Pronouncements

In September 2009, the FASB issued ASU No. 2009-13 (previously Emerging Issues Task Force, or EITF, Issue No. 08-1, Revenue Arrangements with Multiple Deliverables). ASU No. 2009-13 superseded EITF 00-21, Revenue Arrangements with Multiple Deliverables, to eliminate the requirement that all undelivered elements have VSOE or third-party evidence before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or third-party evidence of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or third-party evidence or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We adopted ASU No. 2009-13 on July 1, 2010. The adoption of ASU No. 2009-13 did not have a material effect on our financial position, results of operations or cash flows.

In September 2009, the FASB issued ASU No. 2009-14 (previously EITF 09-3, Certain Revenue Arrangements that Include Software Elements). ASU No. 2009-14 amends the scope of software revenue recognition to exclude tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We adopted ASU No. 2009-14 on July 1, 2010. The adoption of ASU No. 2009-14 did not have a material effect on our financial position, results of operations or cash flows.

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

Foreign Currency Exposure

Foreign currency risk arises primarily from the net difference between (a) non-U.S. dollar (non-USD) receipts from customers outside the U.S. and (b) non-USD operating costs for subsidiaries in foreign countries. We evaluate the need for hedges based on only the net exposure to foreign currencies. We measure our net exposure to each currency for which we have either cash inflows or outflows.  During the first quarter of fiscal 2011, our largest exposures to foreign exchange rates existed primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen against the U.S. dollar. Based on the anticipated net exposures to these currencies, we believe that our foreign currency risk is not large enough to warrant hedging, and as such there were no foreign currency exchange contracts outstanding at September 30, 2010.

During the first quarter of fiscal 2011, we recorded $2.6 million of net foreign currency exchange gains related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units.  During the first quarter of fiscal 2010, the comparative foreign currency activity for similar non-functional currency denominated transactions resulted in a gain of $2.3 million.  Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations for the first quarter of fiscal 2011 by approximately $0.7 million.

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses, as our investments consist primarily of money market accounts. At September 30, 2010, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Item 4.  Controls and Procedures

a)             Disclosure controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management’s Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b) Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

c) Remediation Efforts

In the first quarter of fiscal 2011, we continued to implement the following measures that we initiated in fiscal 2010 to improve our internal controls over the financial reporting process. We plan to further enhance these measures in the remaining quarters in fiscal 2011.

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

d) Remediation Plans

We have made no significant changes in our remediation plans during the quarter ended September 30, 2010 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our “Remediation Plans,” please refer to Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

ATME Arbitration and Litigation

Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with AspenTech Middle East W.L.L., a Kuwaiti corporation (now known as Advanced Technology Middle East W.L.L.) that we refer to below as ATME. Under the reseller agreement, we had the right to terminate for, among other things, a material breach in the event of ATME’s willful misconduct or fraud. Effective October 6, 2009, we terminated the reseller relationship for material breach by ATME based on certain actions of ATME.

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

We expect a determination to be made in the second half of fiscal 2011 with respect to the pending arbitration. However, we can provide no assurance as to the actual timing or outcome of the arbitration. In general, neither party will have the ability to appeal the determination reached. Regardless of the outcome, the proceedings may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement with ATME contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee is to be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of ATME, as well as ATME’s actual financial performance. Based on the formula and the financial information provided to us by ATME, which we have not yet verified independently, a recent calculation based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement, no termination fee is owed on termination for material breach. If we are found to have breached the terms of our agreement with ATME, we could be liable for the termination fee, the amount of which may be greater or less than the number indicated above. If we are found liable, we would incur damages that could have a material adverse effect on our cash flow and cash position. We intend to pursue our claims against ATME, and to defend the counterclaim by ATME, vigorously.

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

Class Action and Opt-out Claims

In March 2006, we settled class action litigation, including related derivative claims, arising out of our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. Certain members of the class (representing 1,457,969 shares of common stock (or less than 1% of the shares putatively purchased during the class action period)) opted out of the settlement and had the right to bring their own state or federal law claims against us, referred to as “opt-out” claims. Opt-out claims were filed on behalf of the holders of approximately 1.1 million of such shares. Two of these actions were settled and three were dismissed.

The settled actions include Herbert G. and Eunice E. Blecker, et al. v. Aspen Technology, Inc., et al., filed in June 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1. This action was an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed in July 2008, and a non-jury trial was conducted in November 2009. In January 2010, the court issued its order granting judgment in our favor and dismissing the case. In February 2010, the plaintiffs filed a notice of appeal of the judgment.   We entered into a settlement agreement with the plaintiffs/appellants on October 28, 2010, providing for a dismissal of all claims with prejudice.

The remaining action is 380544 Canada, Inc., et al. v. Aspen Technology, Inc., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court. The claims in this action include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action.  This action was brought by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is in process. The claims in the 380544 Canada action are for damages totaling at least $4.0 million, not including claims for attorneys’ fees. We plan to defend the 380544 Canada action vigorously.

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

While the outcome of these proceedings and claims identified above cannot be predicted with certainty, there are no other matters, as of September 30, 2010, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

Risks Related to Our Business

We depend on our aspenONE software for a substantial portion of our revenue, and our business will suffer if demand for, or usage of, our software declines for any reason or if existing customers do not renew under our aspenONE subscription offering.

Our aspenONE suites account for a significant majority of our license revenue and will continue to do so for the foreseeable future. If demand for, or usage of, our software declines for any reason or if existing customers do not renew under our aspenONE subscription offering, our revenue would decline and our operating results would suffer. As a result, our revenue could be adversely affected by:

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

In July 2009 we introduced our aspenONE subscription offering under which we recognize license revenue over the term of a license contract. Our future success depends substantially on our customers’ acceptance of our aspenONE subscription offering. We are not able to predict the rate at which customers will renew under our aspenONE subscription offering and therefore cannot predict the timing or amount of our future revenue or profitability. If customers fail to renew under our aspenONE subscription offering, we may lose customers, which would negatively impact our financial performance. We intend to expend significant resources to continue to improve our aspenONE solutions and to train our customers in using our solutions, but the successful development of our aspenONE subscription offering cannot be predicted and we cannot guarantee we will succeed in these goals. Furthermore, customers may elect to continue to purchase our applications on a point product basis, which could limit our ability to grow our business successfully.

Our revenue and net income for fiscal 2010 and the first quarter of fiscal 2011 were, and for the foreseeable future will be, adversely affected by the transition to our aspenONE subscription offering.

Our aspenONE subscription offering, which we introduced in July 2009, provides customers with access to all of the applications within the aspenONE suite or suites they license and includes software maintenance and support, or SMS, for the term of the license contract. Prior to July 2009 we primarily recognized license revenue “upfront,” upon shipment of software, on a net present value basis in the period in which a license contract was signed, not over the license term.

As a result of the transition to our aspenONE subscription offering and the inclusion of SMS for the entire term of our point product arrangements, our revenue for 2010 and the first quarter of fiscal 2011 was significantly less than the level achieved in the preceding years and we expect our license revenue will remain below that level for several more years. Our aspenONE subscription offering makes it difficult for us to increase our license revenue rapidly through additional bookings in a period, as license revenue from new customers will be recognized over the applicable license term. Similarly, the full effect of a decline in bookings in any period would not be fully recognized in our revenue for that period, but would negatively affect revenue in subsequent quarters. Moreover, the marked decrease in revenue levels following our introduction of our aspenONE subscription offering will not result in, or be accompanied by, a corresponding reduction in operating expenses. As a result, the change to our aspenONE subscription offering will result in our reporting not only significantly lower revenue but also large operating losses for at least the near term and potentially several years. A number of the measures of financial performance calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and typically considered by investors for technology companies like ours will be of limited value in assessing our performance, growth and financial condition for the foreseeable future. Our announcement of GAAP-based operating results, as well as our lack of visibility into future operating results, may have a significant adverse effect on the price of our common stock.

In preparing our consolidated financial statements, our management identified two material weaknesses in our internal control over financial reporting, and our failure to remedy these or other material weaknesses identified as of September 30, 2010 could result in material misstatements in our financial statements and the loss of investor confidence in our reported financial information.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. Our management identified two material weaknesses in our internal control over financial reporting as of September 30, 2010. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified by management as of September 30, 2010 consisted of inadequate and ineffective controls over income tax accounting and disclosure and controls over the recognition of professional services revenue. As a result of these material weaknesses, our management concluded as of September 30, 2010 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

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

Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with AspenTech Middle East W.L.L., a Kuwaiti corporation (now known as Advanced Technology Middle East W.L.L.) that we refer to below as ATME. Under the reseller agreement, we had the right to terminate for, among other things, a material breach in the event of ATME’s willful misconduct or fraud. Effective October 6, 2009, we terminated the reseller relationship for material breach by ATME, based on certain actions of ATME.

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

We expect a determination to be made in the second half of fiscal 2011 with respect to the pending arbitration. However, we can provide no assurance as to the actual timing or outcome of the arbitration. In general, neither party will have the ability to appeal the determination reached. Regardless of the outcome, the proceedings may result in significant legal expenses and may require significant attention and resources of management, all of which could result in losses and damages that have a material adverse effect on our business. The reseller agreement with ATME contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee is to be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of ATME, as well as ATME’s actual financial performance. Based on the formula and the financial information provided to us by ATME, which we have not yet verified independently, a recent calculation based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement, no termination fee is owed on termination for material breach. If we are found to have breached the terms of our agreement with ATME, we could be found liable for the termination fee, the amount of which may be greater or less than the number indicated above. If we are found liable, we would incur damages that could have a material adverse effect on our cash flow and cash position.

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

Because of the nature of their products and manufacturing processes, companies in these process industries are subject to heightened risk of adverse or even catastrophic environmental, safety and health accidents or incidents, such as the April 20, 2010 oil spill in the U.S. Gulf of Mexico. Further, our customers are often subject to ever-changing standards and regulations, and the global nature of their operations can subject them to numerous regulatory regimes. Legislation or regulations regarding these areas may require us to make rapid changes in our products and services, and our inability to effect those changes could adversely impact our revenue, operating margins and other operating results. Any of the foregoing types of events that affects our customers may adversely impact their operations and information technology spending, which could have an adverse effect on our operating results.

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

In addition, as the global economy deteriorated in 2009 and into 2010, some of our customers elected to change from paying for term licenses upfront to paying in installments over the contract term, which deferred our receipt of cash from those customers. A recurrence of these industry patterns, including any recurrence that may occur in connection with current global economic events, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in these industries, could harm our operating results in the future. There is no assurance that customers may not seek bankruptcy or other similar relief from creditors, fail to pay amounts due to us, or pay those amounts more slowly, any of which could adversely affect our results of operations.

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

As of September 30, 2010, we had 28 offices in 24 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for a significant amount of our total revenue in fiscal 2010 and 2009. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

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

In March 2006, we settled class action litigation, including related derivative claims, arising out of our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. Certain members of the class (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period) opted out of the settlement and had the right to bring their own state or federal law claims against us, referred to as “opt-out” claims. Opt-out claims were filed on behalf of the holders of approximately 1.1 million of such shares. Two of these actions were settled and three were dismissed.

The settled actions include Herbert G. and Eunice E. Blecker, et al. v. Aspen Technology, Inc., et al., filed in June 2006 in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County and docketed as Civ. A. No. 06-2357-BLS1. This action was an opt-out claim asserted by persons who received 248,411 shares of our common stock in an acquisition. Fact discovery in this action closed in July 2008, and a non-jury trial was conducted in November 2009. In January 2010, the court issued its order granting judgment in our favor and dismissing the case. We entered into a settlement agreement with the plaintiffs/appellants on October 28, 2010, providing for a dismissal of all claims with prejudice.

The remaining action is 380544 Canada, Inc., et al. v. Aspen Technology, Inc., filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court.The claims in this action include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action.  This action was brought by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009, and discovery is in process. The claims in the 380544 Canada action are for damages totaling at least $4.0 million, not including claims for attorneys’ fees. We plan to defend the 380544 Canada action vigorously.

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

Some of our scheduling, production management and execution, and supply chain products must integrate with the existing computer systems and software programs of our customers. This process can be complex, time-consuming and expensive. As a result, some customers may have difficulty in implementing those products or be unable to implement them successfully or otherwise achieve the products’ potential benefits. Delayed or ineffective implementation of those software products or related services may limit our revenue or may result in customer dissatisfaction, harm to our reputation and customer unwillingness to pay the fees associated with these products.

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

In the first quarter of fiscal 2011, 24% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. Over recent months, the value of foreign currencies against the U.S. dollar has fluctuated dramatically. Since late fiscal 2008, we have not entered into derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

If we fail to comply or are deemed to have failed to comply, with our ongoing Federal Trade Commission, or FTC, consent decree, our business may suffer.

In December 2004, we entered into a consent decree with the FTC with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In July 2009, we announced that the FTC closed an investigation relating to the alleged violations of the decree, and issued an order modifying the consent decree, which became final in August 2009. We are subject to ongoing compliance obligations under the FTC consent decree. There is no assurance that the actions required by the FTC’s modified order and related settlement with Honeywell will not require significant attention and resources of management, which could have a material adverse effect on our business. Further, if we fail to comply, or are deemed to have failed to comply, with such consent decree, our business may suffer.

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

We expect that our current cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next twelve months. We may need to obtain additional financing thereafter or earlier, however, if our current plans and projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenue, unanticipated expenses or other unforeseen difficulties.

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

The equity markets have from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, and those fluctuations often have been unrelated to the operating performance of particular companies. In addition, factors such our aspenONE subscription offering, our financial performance, announcements of technological innovations or new products by us or our competitors, and market conditions in the computer software or hardware industries, may have a significant impact on the market price of our common stock.

In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. This type of litigation against us could result in substantial liability and costs and divert management’s attention and resources.

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

32.1

Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN TECHNOLOGY, INC.

Date: November 1, 2010	By:	/s/ MARK E. FUSCO
Mark E. Fusco President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2010	By:	/s/ MARK P. SULLIVAN
Mark P. Sullivan Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Filed
		with this	Incorporated by Reference
Exhibit		Form 10-			Exhibit
Number	Description	Q	Form	Filing Date with SEC	Number

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1

Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

X