Form 10-Q
period 2010-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2011-02-08
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

As of January 31, 2011, there were 93,593,331 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

Our registered trademarks include ASPENONE, ASPEN PLUS, ASPENTECH, the AspenTech logo, DMCPLUS, HTFS, HYSYS and INFOPLUS.21.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Condensed Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue:
Subscription	$11,847	$1,214	$21,503	$1,239
Software	13,486	8,976	22,797	20,058
Total subscription and software	25,333	10,190	44,300	21,297
Services and other	24,475	32,496	48,608	61,185
Total revenue	49,808	42,686	92,908	82,482
Cost of revenue:
Subscription and software	1,972	1,677	4,094	3,450
Services and other	11,583	14,792	22,709	30,488
Total cost of revenue	13,555	16,469	26,803	33,938
Gross profit	36,253	26,217	66,105	48,544
Operating expenses:
Selling and marketing	19,954	23,757	40,305	44,309
Research and development	12,096	12,515	24,671	23,409
General and administrative	13,425	19,228	29,982	34,642
Restructuring charges	78	32	155	303
Total operating expenses	45,553	55,532	95,113	102,663
Loss from operations	(9,300)	(29,315)	(29,008)	(54,119)
Interest income	3,534	5,083	7,236	10,532
Interest expense	(1,653)	(2,480)	(2,897)	(4,891)
Other (expense) income, net	(735)	(222)	1,929	2,047
Loss before income taxes	(8,154)	(26,934)	(22,740)	(46,431)
Provision for income taxes	2,115	3,723	2,997	5,288
Net loss	$(10,269)	$(30,657)	$(25,737)	$(51,719)
Loss per common share:
Basic	$(0.11)	$(0.34)	$(0.28)	$(0.57)
Diluted	$(0.11)	$(0.34)	$(0.28)	$(0.57)
Weighted average shares outstanding:
Basic	93,252	91,002	92,968	90,538
Diluted	93,252	91,002	92,968	90,538

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	December 31,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$131,642	$124,945
Accounts receivable, net of allowance for doubtful accounts of $3,757 and $4,685	28,708	31,738
Current portion of installments receivable, net of allowance for doubtful accounts of $998 and $1,119	45,292	51,729
Current portion of collateralized receivables	19,584	25,675
Unbilled services	1,225	1,860
Prepaid expenses and other current assets	6,072	5,236
Prepaid income taxes	332	7,468
Deferred tax assets	1,681	1,632
Total current assets	234,536	250,283
Non-current installments receivable, net of allowance for doubtful accounts of $1,157 and $1,196	65,636	76,869
Non-current collateralized receivables	22,053	25,755
Property, equipment and leasehold improvements, net of accumulated depreciation of $29,997 and $29,769	7,693	8,057
Computer software development costs, net of accumulated amortization of $68,011 and $67,251	2,028	2,367
Goodwill	18,161	17,361
Non-current deferred tax assets	11,746	11,597
Other non-current assets	2,786	2,424
Total assets	$364,639	$394,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured borrowing	$23,817	$30,424
Accounts payable	6,259	6,092
Accrued expenses and other current liabilities	32,275	49,890
Income taxes payable	2,005	1,161
Deferred revenue	71,775	67,852
Current deferred tax liability	434	398
Total current liabilities	136,565	155,817
Long-term secured borrowing	42,946	45,711
Long-term deferred revenue	30,684	19,427
Non-current deferred tax liability	953	956
Other non-current liabilities	31,315	31,832
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares at December 31, 2010 and June 30, 2010 Issued and outstanding— none at December 31, 2010 and June 30, 2010	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 93,784,765 shares at December 31, 2010 and 92,668,280 shares at June 30, 2010 Outstanding— 93,455,071 shares at December 31, 2010 and 92,434,816 shares at June 30, 2010	9,378	9,267
Additional paid-in capital	523,082	515,729
Accumulated deficit	(416,775)	(391,038)
Accumulated other comprehensive income	8,246	7,525
Treasury stock, at cost—329,694 shares of common stock at December 31, 2010 and 233,464 at June 30, 2010	(1,755)	(513)
Total stockholders’ equity	122,176	140,970
Total liabilities and stockholders’ equity	$364,639	$394,713

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(25,737)	$(51,719)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,600	3,729
Net foreign currency (gain)	(1,648)	(126)
Stock-based compensation	5,042	11,532
Loss on the disposal of assets	415	43
Deferred income taxes	74	41
Provision for bad debts	97	(75)
Changes in assets and liabilities:
Accounts receivable	3,009	14,467
Unbilled services	630	(1,565)
Prepaid expenses, other assets and prepaid income taxes	6,145	2,963
Installments and collateralized receivables	30,139	38,202
Income taxes payable	708	1,437
Accounts payable, accrued expenses and other liabilities	(15,304)	(8,421)
Deferred revenue	15,043	(5,862)
Net cash provided by operating activities	21,213	4,646
Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(1,876)	(1,592)
Capitalized computer software development costs	(380)	(265)
Net cash used in investing activities	(2,256)	(1,857)
Cash flows from financing activities:
Exercise of stock options	3,420	3,652
Proceeds from secured borrowings	2,500	—
Repayment of secured borrowings	(16,241)	(16,365)
Repurchases of common stock	(1,242)	—
Payment of tax withholding obligations related to restricted stock	(998)	(2,694)
Net cash used in financing activities	(12,561)	(15,407)
Effects of exchange rate changes on cash and cash equivalents	301	(158)
Increase (decrease) in cash and cash equivalents	6,697	(12,776)
Cash and cash equivalents, beginning of period	124,945	122,213
Cash and cash equivalents, end of period	$131,642	$109,437

Supplemental disclosure of cash flow information:
Interest paid	$3,071	$4,894
Income tax (refund) paid, net	(4,961)	4,629

See accompanying notes to these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements (Interim Financial Statements) of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We condensed or omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such Interim Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these Interim Financial Statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2010, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for subsequent quarters or for the full fiscal year.

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

2.   Significant Accounting Policies

Revenue Recognition

We generate revenue from the following sources: (1) licensing software products; (2) providing post contract support (referred to as SMS) and training; and (3) providing professional services. We sell our software products to end users under fixed-term and perpetual licenses. As a standard business practice, we offer extended payment term options for our fixed-term license contracts, which are generally payable on an annual basis. Certain of our fixed-term license agreements include product mixing rights that allow customers the flexibility to change or alternate the use of multiple products included in the license arrangement after those products are delivered to the customer. We refer to these arrangements as token arrangements. Tokens are fixed units of measure. The amount of software usage is limited by the number of tokens purchased by the customer.

Prior to fiscal 2010, we primarily executed software license arrangements with contractual provisions that resulted in the “upfront” recognition of license revenue upon delivery of the software products, provided all other revenue recognition requirements were met. Beginning in July 2009, we began offering our aspenONE suite of products on a subscription basis, which provides customers with access to all products within the aspenONE suite or suites they license. As part of the aspenONE subscription based offering, customers receive, for no additional fee, SMS for the term of the license and the right to unspecified future software products that may be introduced into the licensed suite during the term of the arrangement. Under the aspenONE subscription offering, we recognize revenue over the term of the agreement on a subscription, or “daily ratable” basis, beginning when the first payment is due, typically 30 days after signing the agreement, provided all other revenue recognition requirements are met. Beginning in July 2009, we also began bundling SMS for the full contract term on our point product license arrangements. Previously, SMS on our multi-year term point product arrangements was offered for an initial one-year period, and then renewed annually thereafter at the customers’ option (“legacy term license arrangements”).

Over the next several years, we expect to transition substantially all of our customers to our aspenONE subscription offering or to point product arrangements with SMS bundled for the contract term. During this transition period, we may have arrangements where the software element will be recognized upfront, including perpetual licenses and amendments to existing legacy term arrangements.  We do not expect revenue related to these sources to be significant in relation to our total revenue.

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

Subscription Revenue

When a customer elects to license our products under our aspenONE subscription offering, SMS is included for the entire term of the arrangement, and the customer receives for the term of the arrangement, the right to any new unspecified future software products that may be introduced into the licensed aspenONE software suite. These agreements combine the right to use all software products within a given product suite with SMS for the term of the arrangement. Due to our obligation to provide unspecified future software products, we are required to recognize the revenue ratably (that is, on a daily ratable basis) over the term of the license, once the four revenue recognition criteria noted above are met. License and SMS revenue for arrangements sold under our aspenONE subscription offering are combined and presented together as subscription revenue in the consolidated statements of operations.

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

Installments Receivable

Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates (generally 8% to 9%) at the date the related contract is signed, based on the customers’ credit ranking. Finance fees are recognized using the effective interest method over the relevant license term and are classified as interest income. Installments receivable are split between current and non-current in our consolidated balance sheets based on the maturity date of the related installment.  Non-current installments receivable consists of receivables with a due date greater than one year from the period-end date. Current installments receivable consists of invoices with a due date of less than one year but greater than 45 days from the period-end date.  Once an installments receivable invoice is due within 45 days, it is reclassified as a trade accounts receivable on our consolidated balance sheet.

Our non-current installments receivable fall within the scope of Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  As our portfolio of financing receivables arise from the sale of our software licenses, the methodology for determining our allowance for doubtful accounts is based on the collective population and is not stratified by class or portfolio segment.  We consider factors such as existing economic conditions, country risk, and customers’ past payment history in determining our allowance for doubtful accounts.  We reserve against our installments receivable when the related trade accounts receivable has been past due for over a year, or when there is a specific risk of collectability. We write-off receivables when they have been deemed uncollectable, based on our judgment.  In instances where we write off a given customers’ trade accounts receivables, we also write-off any related current and non-current installment receivables balances.  We have not suspended the amortization of interest income for any of the installments receivable in our portfolio for uncollectability reasons.

The following table summarizes our current and non-current allowance for doubtful accounts for our installments receivable balances (in thousands):

	Current	Non-Current	Total
December 31, 2010
Installments Receivable, gross	$46,290	$66,793	$113,083
Less: allowance for doubtful accounts	(998)	(1,157)	(2,155)
Installments Receivable, net	$45,292	$65,636	$110,928

June 30, 2010
Installments Receivable, gross	$52,848	$78,065	$130,913
Less: allowance for doubtful accounts	(1,119)	(1,196)	(2,315)
Installments Receivable, net	$51,729	$76,869	$128,598

Our installments receivable balance will continue to decrease over time, as licensing agreements previously executed under our upfront revenue model reach the end of their terms and are renewed under our new licensing models.  Under the aspenONE subscription offering and for point product arrangements sold with SMS bundled for the entire license term, payment amounts under extended payment term arrangements are not presented in the consolidated balance sheets as the related arrangement fees are not fixed or determinable. Accordingly, future installments under our new licensing models are not considered financing receivables.

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

3.  Goodwill

The changes in the carrying amount of goodwill by reporting unit for the first half of fiscal 2011 were as follows (in thousands):

	Reporting Unit
		Professional	Maintenance
	License	Services	and Training	Total
Asset Class
Balance as of June 30, 2010
Goodwill	$68,059	$5,102	$14,871	$88,032
Accumulated impairment losses	(65,569)	(5,102)	—	(70,671)
	$2,490	$—	$14,871	$17,361

Effect of changes in currency translation	12	—	466	478

Balance as of September 30, 2010
Goodwill	$68,071	$5,102	$15,337	$88,510
Accumulated impairment losses	(65,569)	(5,102)	—	(70,671)
	$2,502	$—	$15,337	$17,839

Effect of changes in currency translation	(2)	—	324	322

Balance as of December 31, 2010
Goodwill	$68,069	$5,102	$15,661	$88,832
Accumulated impairment losses	(65,569)	(5,102)	—	(70,671)
	$2,500	$—	$15,661	$18,161

We test goodwill for impairment annually at the reporting unit level using a fair value approach in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other. We conduct our annual impairment test in the second fiscal quarter of each year. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount of impairment, if any, is then measured based upon the estimated fair value of goodwill at the valuation date. We performed our annual impairment test for each reporting unit as of December 31, 2010, and determined that the estimated fair values substantially exceeded the carrying values. As such, no impairment losses were recognized as a result of the analysis.

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

We do not provide deferred taxes on unremitted earnings of foreign subsidiaries since we intend to indefinitely reinvest either currently or sometime in the foreseeable future. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, which are considered indefinitely reinvested, are not material to our consolidated financial position or results of operations. We are continuously subject to examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities may challenge certain deductions and credits reported by us on our income tax returns. In July 2006, the FASB issued FIN 48, Accounting for Uncertain Tax Positions, (currently included as provisions of ASC Topic 740), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under this guidance, an entity should recognize a tax benefit when it is more likely than not, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, if the more likely than not threshold is passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, de-recognition or measurement of a tax position should be recorded in the period in which the change occurs. We account for interest and penalties related to uncertain tax positions as part of the provision for income taxes.

5.   Fair Value

Cash equivalents of $112.0 million are reported at fair value utilizing quoted market prices in identical markets, or “Level 1 Inputs”.

Financial instruments not measured or recorded at fair value in the accompanying financial statements consist of accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings. The estimated fair value of accounts receivable, installments receivable, collateralized receivables and accounts payable approximates the carrying value. The estimated fair value of secured borrowings exceeds the carrying value by $2.9 million as of December 31, 2010. The fair value of secured borrowings was calculated using the market approach, utilizing interest rates that were indirectly observable in markets for similar liabilities, or “Level 2 Inputs”.

6.  Supplementary Balance Sheet Information

Accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	December 31,	June 30,
	2010	2010
Royalties and outside commissions	$4,897	$4,856
Payroll and payroll-related	10,195	21,862
Restructuring accruals	2,778	4,266
Amounts due to financing institutions for collections	—	4,216
Other	14,405	14,690
Total accrued expenses and other current liabilities	$32,275	$49,890

Other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	December 31,	June 30,
	2010	2010
Restructuring accruals	$3,599	$4,248
Deferred rent	2,126	2,193
Royalties and outside commissions	2,918	3,667
Other	22,672	21,724
Total other non-current liabilities	$31,315	$31,832

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

Stock-Based Compensation Accounting

Our stock-based compensation is principally accounted for as awards of equity instruments. Our policy is to issue new shares upon the exercise of stock awards. We adopted the simplified method related to accounting for the tax effects of share-based payment awards to employees under ASC 718, Compensation—Stock Compensation (ASC 718). We use the “with-and-without” approach for determining if excess tax benefits are realized under ASC 718.   RSUs are valued at the stock price on the date of grant.  We utilize the Black-Scholes option valuation model for estimating the fair value of options granted.  The Black-Scholes option valuation model incorporates assumptions for stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.  We recognize compensation costs on a straight-line basis over the requisite service period for time-vested awards.

The stock-based compensation expense and its classification (in thousands) in the statements of operations for the three and six months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Recorded as expense:
Cost of service and other	$233	$734	$486	$957
Selling and marketing	907	3,559	1,803	4,329
Research and development	287	1,250	576	1,391
General and administrative	918	4,082	2,177	4,855
Total stock-based compensation	$2,345	$9,625	$5,042	$11,532

During the period from mid-September 2007 until November 9, 2009, and from November 16, 2009 to December 21, 2009, we did not maintain our status as a timely filer with the SEC and we were unable to issue stock-based compensation to our directors and employees. On October 29, 2009 the Board of Directors approved the grant as of November 9, 2009 of 2,727,033 RSUs and 264,640 stock options under the 2005 Stock Incentive Plan and the 2001 Stock Option Plan. A portion of these awards vested upon issuance.  The immediate vesting of a portion of the November 2009 grant caused the increased level of stock-based compensation expense for the second quarter and first half of fiscal 2010 compared to the current year periods. The lower level of stock-based compensation expense in the second quarter and first half of fiscal 2011 represents a more normal level of stock-based compensation expense.

The compensation committee and Board of Directors completed its annual program grant for fiscal 2011 in July 2010 and authorized and approved the grant as of August 2, 2010 of 764,828 RSUs and 948,664 stock options under the 2010 Equity Incentive Plan and the 2005 Stock Incentive Plan.

A summary of stock option and RSU activity under all equity plans in the first half of fiscal 2011 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2010	5,395,870	$7.19			1,512,263	$9.58
Granted	948,664	$10.93			764,828	$10.93
Settled (RSUs)					(245,337)	$9.97
Exercised	(24,141)	$5.68
Cancelled / Forfeited	(54,613)	$26.72			(26,543)	$9.63
Outstanding at September 30, 2010	6,265,780	$7.59			2,005,211	$10.04
Granted	11,750	$12.16			8,250	$12.20
Settled (RSUs)					(46,710)	$10.93
Exercised	(467,976)	$7.01
Cancelled / Forfeited	(73,890)	$29.76			(35,021)	$9.92
Outstanding at December 31, 2010	5,735,664	$7.36	5.1	$30,930	1,931,730	$10.03

Exercisable at December 31, 2010	4,881,974	$6.74	4.4	$29,394	—	—

Vested and expected to vest as of December 31, 2010	5,526,757	$7.22	5.0	$30,554	1,719,744	$10.03

The weighted average grant-date fair value of RSUs granted during the first half of fiscal years 2011 and 2010 was $10.94 and $9.55, respectively.  In the first half of fiscal years 2011 and 2010, the total fair value of shares settled from RSU grants was $3.0 million and $9.1 million, respectively.

At December 31, 2010, the total unrecognized compensation cost related to unvested stock options and RSUs was $4.1 million and $18.1 million, respectively, and is expected to be recorded over the next four years as the awards vest.

The total intrinsic value of options exercised during the first half of fiscal years 2011 and 2010 was $2.7 million and $3.6 million, respectively.  We received $3.4 million and $3.7 million in cash proceeds from option exercises during the first half of fiscal years 2011 and 2010, respectively.  We paid $1.0 million and $2.7 million for withholding taxes on settled RSUs during the first half of fiscal years 2011 and 2010, respectively.

At December 31, 2010, common stock reserved for future issuance or settlement under equity compensation plans was 14.2 million shares.

8.   Common Stock

On October 29, 2010, our Board of Directors approved a stock repurchase program for up to $40 million worth of our common stock.  The timing and amount of any shares repurchased will be determined based on management’s evaluation of market conditions and other factors.  All share repurchases of our common stock have been recorded as treasury stock under the cost method.  We repurchased 96,230 shares of our common stock for $1.2 million in the second quarter of fiscal 2011.  As of December 31, 2010, the remaining dollar value under the stock repurchase program approved by our Board of Directors on October 29, 2010 was $38.8 million.

9.   Net Loss per Common Share

Basic loss per share is determined by dividing the loss by the weighted average common shares outstanding during the period. Diluted loss per share is determined by dividing the loss by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and warrants, based on the treasury stock method, and other commitments to be settled in common stock are included in the calculation of diluted loss per share. For the three and six months ended December 31, 2010 and 2009, all potential common shares were anti-dilutive due to the net loss. The calculations of basic and diluted loss per share and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net loss	$(10,269)	$(30,657)	$(25,737)	$(51,719)

Weighted average shares outstanding	93,252	91,002	92,968	90,538
Dilutive impact from common stock equivalents	—	—	—	—
Dilutive weighted average shares outstanding	93,252	91,002	92,968	90,538

Loss per share
Basic	$(0.11)	$(0.34)	$(0.28)	$(0.57)
Dilutive	$(0.11)	$(0.34)	$(0.28)	$(0.57)

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding because the exercise price of the common stock equivalents exceeded the average market price for our common stock and/or their inclusion would be anti-dilutive at the balance sheet date (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Common stock equivalents	8,020	9,140	8,221	9,004

10. Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss for the three and six months ended December 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net loss	$(10,269)	$(30,657)	$(25,737)	$(51,719)
Foreign currency translation adjustments	292	(118)	721	1,476
Total comprehensive loss	$(9,977)	$(30,775)	$(25,016)	$(50,243)

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

Relatedly, on November 11, 2009, we filed a request for arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of our agreement and that our termination of our agreement was lawful, and seeking damages for ATME’s willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against us seeking a declaratory judgment that we unlawfully terminated our agreement with ATME and seeking damages for breach of contract by reason of our purported unlawful termination of our agreement. Our reply to those counterclaims was filed on or about December 18, 2009.  Pursuant to a procedural order issued by the arbitral tribunal, a hearing was conducted between January 24, 2011 and February 2, 2011, and a supplemental hearing is to be scheduled in June 2011.

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

(b)                                 Class action and opt-out claims

In March 2006, we settled class action litigation, including related derivative claims, arising out of our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. Certain members of the class (representing 1,457,969 shares of common stock (or less than 1% of the shares putatively purchased during the class action period)) opted out of the settlement and had the right to bring their own state or federal law claims against us, referred to as “opt-out” claims. Opt-out claims were filed on behalf of the holders of approximately 1.1 million of such shares. All but one of these actions were settled and/or dismissed. The remaining action is discussed below.

380544 Canada, Inc., et al. v. Aspen Technology, Inc., was filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court. The claims in this action include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action. This action was brought by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009.  The claims in the 380544 Canada action are for damages totaling at least $4.0 million, not including claims for attorneys’ fees. We plan to defend the 380544 Canada action vigorously.

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

The following table presents a summary of operating segments (in thousands):

		Maintenance,
		Training,	Professional
	License	and Other	Services	Total
Three Months Ended December 31, 2010
Segment revenue	$25,333	$16,536	$7,939	$49,808
Segment expenses	14,798	3,346	6,140	24,284
Segment operating profit (1)	$10,535	$13,190	$1,799	$25,524
Three Months Ended December 31, 2009
Segment revenue	$10,190	$19,663	$12,833	$42,686
Segment expenses	16,085	4,034	8,213	28,332
Segment operating profit (1)	$(5,895)	$15,629	$4,620	$14,354

Six Months Ended December 31, 2010
Segment revenue	$44,300	$34,006	$14,602	$92,908
Segment expenses	29,191	6,483	12,080	47,754
Segment operating profit (1)	$15,109	$27,523	$2,522	$45,154
Six Months Ended December 31, 2009
Segment revenue	$21,297	$38,653	$22,532	$82,482
Segment expenses	30,577	7,758	18,184	56,519
Segment operating profit (1)	$(9,280)	$30,895	$4,348	$25,963

(1)

The Segment operating profits reported reflect only the direct expenses of the operating segment and do not contain an allocation for selling and marketing, general and administrative, development, restructuring and other corporate expenses incurred in support of the segments.

Reconciliation to Loss Before Income Taxes

The following table presents a reconciliation of total segment operating profit to loss before income taxes for the three and six months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Total segment operating profit for reportable segments	$25,524	$14,354	$45,154	$25,963
Cost of subscription and software	(1,972)	(1,677)	(4,094)	(3,450)
Selling and marketing	(2,294)	(2,208)	(5,531)	(5,645)
Research and development	(9,835)	(9,507)	(20,184)	(18,517)
General and administrative and overhead	(18,300)	(20,620)	(39,156)	(40,635)
Stock-based compensation	(2,345)	(9,625)	(5,042)	(11,532)
Restructuring charges	(78)	(32)	(155)	(303)
Other (expense) income, net	(735)	(222)	1,929	2,047
Interest income (net)	1,630	2,603	4,088	5,641
Loss before income taxes	$(8,405)	$(26,934)	$(22,991)	$(46,431)

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

Transition to the aspenONE Subscription Offering

In fiscal 2010 we began offering our aspenONE software under a subscription model, under which a customer can access all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). During the license term, a customer is entitled to receive post-contract support, which we refer to as SMS, as well as any software products introduced into the licensed suite. Revenue is recognized over the term of a license agreement on a subscription, or “daily ratable” basis. We typically issue invoices annually, and we record each invoiced payment as deferred revenue and then recognize revenue from that payment due date over the applicable period. Uninvoiced future contractual payments are not recorded on our consolidated balance sheet.  We also continue to offer our customers the ability to license specifically defined sets of aspenONE products, referred to as point products, which in July 2009, we began licensing with SMS included for the entire term. Revenue is recognized on these arrangements over the contract term, as payments become due.

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

The transition to our aspenONE subscription offering and the inclusion of SMS for the entire term of our point product arrangements, have not changed the method or timing of our customer billing or cash collections. Consequently, we do not expect a material change to net cash provided by operating activities as a result of this transition. The principal accounting implications of the change in our licensing models are as follows:

•                  The majority of our license revenue is no longer recognized on an upfront basis.  Our license revenue for fiscal 2010 and the first half of fiscal 2011 was significantly less than the level achieved in previous fiscal years.  We do not expect to recognize levels of revenue comparable to prior fiscal years unless and until a significant majority of our existing license agreements have been renewed under our new licensing models. Because the timing of our incurrence of operating costs has not changed, the lower levels of revenue expected over the next few years will result in significant operating and net losses.

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

Other Income (Expense), Net.  Other income (expense), net is comprised primarily of foreign currency exchange gains (losses) generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. We may enter into foreign currency forward contracts to attempt to minimize the adverse impact related to unfavorable exchange rate movements, although we have not done so since fiscal 2008. Historically, our foreign currency forward contracts have not been designated as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment under the criteria of Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging. Therefore, any unrealized gains and losses on the foreign currency forward contracts, as well as the underlying transactions we are attempting to shield from exchange rate movements, would be recognized as a component of other income (expense), net.

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

Key Business Metrics

Background

With the adoption of our new licensing models, which include our aspenONE subscription offering and the inclusion of SMS for the entire term of our point products arrangements, our revenue has been significantly less than in preceding fiscal years. We expect that our revenue will increase as customers renew their licensing arrangements under our new licensing models. We do not expect to recognize levels of revenue comparable to prior fiscal years unless and until a significant majority of our existing license agreements have been renewed under our new licensing models. As a result, we believe that, for the next few years, a number of our performance indicators based on U.S. generally accepted accounting principles, or GAAP, including revenue, gross profit, operating income (loss) and net income (loss), will be of limited value in assessing our performance, growth and financial condition. Accordingly, we instead are focusing on certain non-GAAP and other business metrics, including the key metrics set forth below, to track our business performance. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

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

We estimate that TCV with SMS included grew 4.4% in the second quarter of fiscal 2011 and 7.1% in the first half of fiscal 2011. On a comparable “license-only” basis, we estimate that TCV grew by approximately 3.5% in the second quarter of fiscal 2011 and 5.2% in the first half of fiscal 2011.

Bookings

Bookings are a measure of the business closed during a period and represent the amount of contractually committed subscription and software fees, including any bundled SMS. Bookings do not include (a) the amount of fees for professional services, training or standalone renewal SMS or (b) the amount of subscription and software fees remaining under pre-existing license agreements that were replaced prior to the scheduled expiration date. The contractual arrangements that contribute to bookings represent binding payment commitments by customers over periods that typically range from five to six years, although individual customer commitments can be for longer or shorter periods. The following table presents our bookings for the three and six months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended		Three Month Period- to-Period Change		Six Months Ended		Six Month Period-to- Period Change
	December 31, 2010	December 31, 2009	$	%	December 31, 2010	December 31, 2009	$	%
Bookings	$85,797	$95,255	$(9,458)	(9.9)%	$160,213	$134,282	$25,931	19.3%

Period over-period bookings comparisons may not be particularly meaningful.  The amount of bookings in a period is a function of a) the volume, duration and value of contracts renewed during the period and b) the amount of bookings that contribute to growth of total contract value (as described above).  Contract renewals may occur on or near the expiration date of the existing contract (natural renewal), or alternatively, customers may elect to renew their contracts substantially in advance of the expiration date (early renewal).  The timing and value of contract renewals has a significant impact on quarter-over-quarter and year-over-year comparisons of bookings. Therefore, short-term bookings trends are not indicative of the growth of the business. Accordingly, we primarily focus on bookings’ contribution to growth in total contract value and to growth in billings backlog and future cash collections as future indicators of revenue and cash flow growth.

Bookings in the first half of fiscal 2011 increased $25.9 million, or 19.3%, compared to the first half of fiscal 2010. This increase is predominantly due to lower than normal bookings in the first quarter of fiscal 2010 related to the sales cycle start-up associated with the introduction of the aspenONE subscription offering.  Fiscal year 2010 represented the initial year of the aspenONE subscription offering.  Bookings in the full fiscal year 2010 were exceptionally strong, as many customers elected to renew their contracts early in order to take advantage of our new offering. We do not expect a comparable level of early renewal booking activity in fiscal 2011 and therefore expect full fiscal year 2011 bookings to be lower than fiscal 2010.  Although we expect total bookings to be lower in fiscal 2011, we expect both the amount and relative proportion of bookings that contribute to growth in TCV to be slightly higher in fiscal 2011, relative to fiscal year 2010.

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

The following table provides our future cash collections as of the dates presented (in thousands):

	December 31, 2010	June 30, 2010
Billings backlog	$490,434	$389,354
Accounts receivable, net	28,708	31,738
Installments receivable, undiscounted (non-GAAP) (1)	124,329	147,315
Collateralized receivables, undiscounted (non-GAAP) (1)	44,854	56,461
Future cash collections	$688,325	$624,868

(1)           Excludes unamortized discount.

The growth in billings backlog and future cash collections in the first half of fiscal 2011 reflected our customers’ continued adoption of our aspenONE subscription offering. We expect that billings backlog and future cash collections will continue to grow steadily as we convert and renew existing customers to multi-year contracts, which now include SMS for the full term of the arrangement. In addition, we are actively engaged in transitioning customers from perpetual license arrangements to our new licensing model. Prior to fiscal 2008, we licensed our aspenONE Manufacturing and Supply Chain suite primarily on a perpetual basis, and as we convert these customers to our new licensing model, their licensing fees and SMS will become part of billings backlog and future cash collections.

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

	December 31, 2010	June 30, 2010
Installments receivable, undiscounted (non-GAAP)	$124,329	$147,315
Unamortized discount	(13,401)	(18,717)
Installments receivable, net	$110,928	$128,598

Collateralized receivables, undiscounted (non-GAAP)	$44,854	$56,461
Unamortized discount	(3,217)	(5,031)
Collateralized receivables, net	$41,637	$51,430

Adjusted Total Costs

The following table presents our total cost of revenue and total operating expenses, as adjusted for stock-based compensation expense, for the indicated periods (in thousands):

	Three Months Ended		Three Month Period- to-Period Change		Six Months Ended		Six Month Period-to- Period Change
	December 31, 2010	December 31, 2009	$	%	December 31, 2010	December 31, 2009	$	%
Total cost of revenue	$13,555	$16,469	$(2,914)	(17.7)%	$26,803	$33,938	$(7,135)	(21.0)%
Total operating expenses	45,553	55,532	(9,979)	(18.0)	95,113	102,663	(7,550)	(7.4)
Total expenses	$59,108	$72,001	$(12,893)	(17.9)%	$121,916	$136,601	$(14,685)	(10.8)%
Less:
Stock-based compensation	$(2,345)	$(9,625)	$7,280	(75.6)	$(5,042)	$(11,532)	$6,490	(56.3)
Adjusted total costs (non-GAAP)	$56,763	$62,376	$(5,613)	(9.0)%	$116,874	$125,069	$(8,195)	(6.6)%

Total expenses decreased $12.9 million and $14.7 million in the second quarter and first half of fiscal 2011, respectively, compared to the same periods of the prior fiscal year.  Adjusted total costs, which consist of total cost of revenue and total operating expenses, adjusted to exclude stock-based compensation, decreased by $5.6 million and $8.2 million for the second quarter and first half of fiscal 2011, respectively, compared to the same periods in the prior fiscal year.

Stock-based compensation expense decreased $7.3 million and $6.5 million in the second quarter and first half of fiscal 2011, respectively, compared to the prior year periods.  During the period from mid-September 2007 until November 9, 2009 and from November 16, 2009 to December 21, 2009, we did not maintain our status as a timely filer with the SEC and we were unable to issue stock-based compensation to our directors and employees.  In the second quarter of fiscal 2010, we became current with our filings and we issued 2.7 million restricted stock units and 0.3 million stock options to our directors and employees.  A portion of these awards vested upon issuance.  The stock-based compensation cost recognized during the second quarter of fiscal 2010 associated with the November grant represents $9.2 million of the total $9.6 million of expense.  The lower level of stock-based compensation expense in the second quarter and first half of fiscal 2011 represents a more normal level of stock-based compensation expense.

The most significant components of the period-over-period decrease in adjusted total costs for the second quarter of fiscal 2011 were a $2.7 million reduction in finance related expenses and a $2.2 million decrease in professional services costs (excluding stock-based compensation expense).

The most significant components of the period-over-period decrease in adjusted total costs for the first half of fiscal 2011 were a $6.8 million reduction in finance related expenses and a $6.4 million decrease in professional services costs (excluding stock-based compensation expenses).  These decreases were partially offset by increased legal and related expenses of $2.6 million, which included expenses related to the secondary offering of our common stock effective as of September 22, 2010, and increased payroll and benefit related costs of $2.0 million within research and development expense.

We expect the transition to the aspenONE subscription offering to provide us with a significant opportunity to standardize and further improve our sales and administrative processes. Overall, we anticipate adjusted total costs to decrease slightly for fiscal 2011 compared to the prior fiscal year, primarily as a result of our lower level of current year expense related to audit and accounting fees and consultants and contractor fees.

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

The following table provides a reconciliation of net cash flow to free cash flow provided by operating activities for the periods presented (in thousands):

	Six Months Ended
	December 31, 2010	December 31, 2009
Net cash provided by operating activities	$21,213	$4,646
Purchase of property, equipment and leasehold improvements	(1,876)	(1,592)
Capitalized computer software development costs	(380)	(265)
Free cash flow (non-GAAP)	$18,957	$2,789

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

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2010 and 2009

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended December 31, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2010	2009	% Change	2010	2009	% Change
Revenue:
Subscription	$11,847	$1,214	* %	$21,503	$1,239	* %
Software	13,486	8,976	50.2	22,797	20,058	13.7
Total subscription and software	25,333	10,190	148.6	44,300	21,297	108.0
Services and other	24,475	32,496	(24.7)	48,608	61,185	(20.6)
Total revenue	49,808	42,686	16.7	92,908	82,482	12.6
Cost of revenue:
Subscription and software	1,972	1,677	17.6	4,094	3,450	18.7
Services and other	11,583	14,792	(21.7)	22,709	30,488	(25.5)
Total cost of revenue	13,555	16,469	(17.7)	26,803	33,938	(21.0)
Gross profit	36,253	26,217	38.3	66,105	48,544	36.2
Operating expenses:
Selling and marketing	19,954	23,757	(16.0)	40,305	44,309	(9.0)
Research and development	12,096	12,515	(3.3)	24,671	23,409	5.4
General and administrative	13,425	19,228	(30.2)	29,982	34,642	(13.5)
Restructuring charges	78	32	143.8	155	303	(48.8)
Total operating expenses	45,553	55,532	(18.0)	95,113	102,663	(7.4)
Loss from operations	(9,300)	(29,315)	(68.3)	(29,008)	(54,119)	(46.4)
Interest income	3,534	5,083	(30.5)	7,236	10,532	(31.3)
Interest expense	(1,653)	(2,480)	(33.3)	(2,897)	(4,891)	(40.8)
Other (expense) income, net	(735)	(222)	231.1	1,929	2,047	(5.8)
Loss before income taxes	(8,154)	(26,934)	(69.7)	(22,740)	(46,431)	(51.0)
Provision for income taxes	2,115	3,723	(43.2)	2,997	5,288	(43.3)
Net loss	$(10,269)	$(30,657)	(66.5)%	$(25,737)	$(51,719)	(50.2)%

*Not meaningful.

The following table sets forth the results of operations as a percentage of net revenue in certain financial data for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue:
Subscription	23.8%	2.8%	23.1%	1.5%
Software	27.1	21.0	24.5	24.3
Total subscription and software	50.9	23.9	47.7	25.8
Services and other	49.1	76.1	52.3	74.2
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and software	4.0	3.9	4.4	4.2
Services and other	23.3	34.7	24.4	37.0
Total cost of revenue	27.2	38.6	28.8	41.1
Gross profit	72.8	61.4	71.2	58.9
Operating expenses:
Selling and marketing	40.1	55.7	43.4	53.7
Research and development	24.3	29.3	26.6	28.4
General and administrative	27.0	45.0	32.3	42.0
Restructuring charges	0.2	0.1	0.2	0.4
Total operating expenses	91.5	130.1	102.4	124.5
Loss from operations	(18.7)	(68.7)	(31.2)	(65.6)
Interest income	7.1	11.9	7.8	12.8
Interest expense	(3.3)	(5.8)	(3.1)	(5.9)
Other (expense) income, net	(1.5)	(0.5)	2.1	2.5
Loss before income taxes	(16.4)	(63.1)	(24.5)	(56.3)
Provision for income taxes	4.2	8.7	3.2	6.4
Net loss	(20.6)%	(71.8)%	(27.7)%	(62.7)%

Revenue

Total revenue in the second quarter and first half of fiscal 2011 increased by $7.1 million and $10.4 million, respectively, compared to the corresponding period of the prior year.  The increase was due to higher subscription and software revenue of $15.1 million and $23.0 million, respectively, partially offset by lower services and other revenue of $8.0 million and $12.6 million, respectively.

Subscription Revenue

	Three Months Ended		Period-to-Period	Six Months Ended		Period-to-Period
	December 31,		Change	December 31,		Change
	2010	2009	$ %	2010	2009	$ %
	(Dollars in thousands)			(Dollars in thousands)
Subscription revenue	$11,847	$1,214	$10,633 *	$21,503	$1,239	$20,264 *	%
As a percent of revenue	23.8%	2.8%		23.1%	1.5%

*Not meaningful.

The increase in subscription revenue in the second quarter and first half of fiscal 2011 is a result of a larger base of aspenONE subscription bookings from previous quarters being recognized as revenue on a subscription basis in the current quarter. The minimal amount of subscription revenue in the second quarter and first half of fiscal 2010 was a result of subscription arrangements not being offered prior to fiscal 2010.  We expect subscription revenue to continue to increase as customers renew existing contracts under our aspenONE subscription offering and subscription contracts become a more significant portion of our term license portfolio.

Software Revenue

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2010	2009	$ %		2010	2009	$ %
	(Dollars in thousands)				(Dollars in thousands)
Software revenue	$13,486	$8,976	$4,510	50.2%	$22,797	$20,058	$2,739	13.7%
As a percent of revenue	27.1%	21.0%			24.5%	24.3%

Of the total software revenue recorded in the second quarter of fiscal 2011, $8.3 million related to revenue from legacy term software arrangements that was not recorded in prior periods (due to the arrangement not meeting all of the requirements for upfront revenue recognition), an increase of $2.9 million from the second quarter of fiscal 2010; $4.2 million related to point product arrangements with SMS included for the entire term, an increase of $2.6 million from the second quarter of fiscal 2010; $0.7 million related to new amendments to existing legacy term arrangements that qualified for upfront revenue recognition in the period, a decrease of $0.9 million from the amount of upfront revenue in the second quarter of fiscal 2010; and $0.3 million related to perpetual arrangements, a decrease of $0.1 million from the second quarter of fiscal 2010.

Of the total software revenue recorded in the first half of fiscal 2011, $10.9 million related to revenue from legacy term software arrangements that was not recorded in prior periods (due to the arrangement not meeting all of  the requirements for upfront revenue recognition), a decrease of $1.2 million from the first half of fiscal 2010; $9.8 million related to point product arrangements with SMS included for the entire term, an increase of $7.5 million from the first half of fiscal 2010; $1.0 million related to new amendments to legacy term arrangements that qualified for upfront revenue recognition in the period, a decrease of $4.3 million from the amount of upfront revenue in the first half of fiscal 2010; and $1.1 million related to perpetual arrangements, an increase of $0.7 million from the first half of fiscal 2010.

We expect legacy software revenue to continue to decrease and be replaced with subscription or point product software revenue as legacy arrangements are renewed on our new licensing models.  Going forward, we anticipate that most of our software revenue will be related to term license arrangements and the revenue will be recognized over the contract term.   We do not expect point products licensed on a perpetual basis to be a significant source of revenue.

Services and Other Revenue

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)				(Dollars in thousands)
Professional services revenue	$7,939	$12,833	$(4,894)	(38.1)%	$14,602	$22,532	$(7,930)	(35.2)%
SMS and other revenue	16,536	19,663	(3,127)	(15.9)	34,006	38,653	(4,647)	(12.0)
Services and other revenue	$24,475	$32,496	$(8,021)	(24.7)%	$48,608	$61,185	$(12,577)	(20.6)%
As a percent of revenue	49.1%	76.1%			52.3%	74.2%

*Not meaningful.

Professional Services Revenue

The period-over-period decreases in professional services revenue for the second quarter and first half of fiscal 2011 primarily relate to decreased customer demand for professional services and higher professional services revenue deferrals.  We often compete with a number of qualified competitors when bidding for professional service contracts, particularly in developed markets where our products are well established. Having a robust network of providers that can provide professional services to support the deployment and utilization of our software is beneficial to our licensing and SMS businesses. However, this competitive environment has had an unfavorable impact on our professional services business.

Under the aspenONE subscription offering, revenue from committed professional service arrangements that are sold as a single arrangement with, or in contemplation of, a new aspenONE licensing transaction is deferred and recognized on a ratable basis over the longer of (a) the period the services are performed or (b) the term of the related software arrangement.  As our typical contract term approximates five years, professional services revenue on these types of arrangements will usually be recognized over a longer period than under the upfront revenue model.  We deferred an additional $0.6 million and $1.1 million in the second quarter and first half of fiscal 2011, respectively, related to professional services bundled with aspenONE subscription offering transactions compared to the prior year periods.  We expect professional services deferred revenue related to new aspenONE licensing transactions to continue to grow in fiscal 2011 as the number of bundled transactions increase.

Additionally, during the second quarter of fiscal 2010 we recognized approximately $3.0 million of previously deferred professional services revenue due to achieving certain project milestones. We did incur any recognition event of comparable size during the second quarter or first half of fiscal 2011.

SMS and Other Revenue

SMS and other revenue decreased for the second quarter and first half of fiscal 2011, primarily due to customers transitioning to the aspenONE subscription offering, and, to a lesser extent, the continued trend of customers electing to replace perpetual license arrangements with new term contracts. Under the aspenONE subscription offering, SMS is included in subscription revenue, whereas it was presented as services and other revenue under the upfront revenue model.

Our SMS business grew modestly during the first half of fiscal 2011 compared to the prior year period, when considering (i) the portion of SMS included in subscription revenue, (ii) perpetual renewals replaced with term-based contracts and (ii) SMS revenue, as reported within services and other revenue in the income statement.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2010	2009	$ %		2010	2009	$ %
	(Dollars in thousands)				(Dollars in thousands)
Cost of subscription and software revenue	$1,972	$1,677	$295	17.6%	$4,094	$3,450	$644	18.7%
Gross margin	92.2%	83.5%			90.8%	83.8%

We allocate the portion of SMS costs associated with providing services on our subscription products to cost of subscription and software revenue.  Prior to the introduction of the aspenONE subscription offering in fiscal 2010, none of the costs associated with providing SMS were included within the cost of subscription and software.  As more customers transition to the aspenONE license model, SMS costs included in cost of subscription and software will increase.

The period-over-period increases in cost of subscription and software revenue for the second quarter and first half of fiscal 2011 were primarily due to a larger percentage of SMS services being provided to customers as part of our aspenONE subscription offering, as described above.  These expense increases were partially offset by decreases in the amortization of capitalized software costs.

Cost of Services and Other Revenue

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2010	2009	$ %		2010	2009	$ %
	(Dollars in thousands)				(Dollars in thousands)
Cost of services and other revenue	$11,583	$14,792	$(3,209)	(21.7)%	$22,709	$30,488	$(7,779)	(25.5)%
Gross margin	52.7%	54.5%			53.3%	50.2%

Cost of Professional Services Revenue

The largest component of the reduction in cost of services and other revenue in the second quarter of fiscal 2011 pertained to our professional services business, which accounted for $2.7 million of the period-over-period decrease. The decrease was primarily related to the reduction of staffing levels in the professional services organization and the timing of expense recognition on specific projects. We reduced our staffing levels in fiscal 2010 to better align our cost structure with the decreased demand for professional services.  The cost of professional services revenue also decreased approximately $1.0 million due to the timing of expense recognition related to two large professional service projects.

The largest component of the reduction in cost of services and other revenue in the first half of fiscal 2011 pertained to our professional services business, which accounted for $6.9 million of the period-over-period decrease. The decrease was primarily related to the reduction of resources used for professional services projects and the timing of expense recognition on specific projects.  We reduced our staffing levels in fiscal 2010 to better align our cost structure with the decreased demand for professional services.  The cost of professional services revenue also decreased approximately $2.0 million due to the timing of expense recognition related to two large professional service projects.

Cost of SMS and Other Revenue

Cost of SMS and other revenue decreased $0.5 million and $0.9 million in the second quarter and first half of fiscal 2011, respectively, as compared to the same periods in fiscal 2010, primarily related to the presentation of SMS costs associated with providing services on our aspenONE subscription offering. As the subscription business grows, we expect the cost of SMS revenue to continue to migrate from cost of services and other revenue to cost of subscription and software revenue. Eventually, we expect the majority of our cost of SMS revenue to be presented in cost of subscription and software revenue.  We expect the reported gross profit margin of services and other revenue to decline over the next several years, as SMS revenue is reclassified to subscription revenue, since SMS revenue has a high gross profit margin relative to the other revenue streams included in services and other revenue.

Selling and Marketing Expense

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2010	2009	$ %		2010	2009	$ %
	(Dollars in thousands)				(Dollars in thousands)
Selling and marketing expense	$19,954	$23,757	$(3,803)	(16.0)%	$40,305	$44,309	$(4,004)	(9.0)%
As a percent of revenue	40.1%	55.7%			43.4%	53.7%

The period-over-period decrease in selling and marketing expense for the second quarter of fiscal 2011 was primarily the result of lower stock-based compensation expense of $2.7 million and to a lesser extent, lower compensation expense, including lower commissions.

The period-over-period decrease in selling and marketing expense for the first half of fiscal 2011 was primarily the result of lower stock-based compensation expense of $2.5 million and to a lesser extent, lower compensation expense, including lower commissions.

Research and Development Expense

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2010	2009	$ %		2010	2009	$ %
	(Dollars in thousands)				(Dollars in thousands)
Research and development expense	$12,096	$12,515	$(419)	(3.3)%	$24,671	$23,409	$1,262	5.4%
As a percent of revenue	24.3%	29.3%			26.6%	28.4%

The period-over-period decrease in research and development expense for the second quarter of fiscal 2011 was primarily the result of lower stock-based compensation expense of $1.0 million, partially offset by higher payroll and benefit related costs.

The period-over-period increase in research and development expense for the second half of fiscal 2011was the result of higher payroll and benefit related costs of $2.0 million, partially offset by lower stock-based compensation expense of $0.8 million.

General and Administrative Expense

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2010	2009	$ %		2010	2009	$ %
	(Dollars in thousands)				(Dollars in thousands)
General and administrative expense	$13,425	$19,228	$(5,803)	(30.2)%	$29,982	$34,642	$(4,660)	(13.5)%
As a percent of revenue	27.0%	45.0%			32.3%	42.0%

The period-over-period decrease in general and administrative expense for the second quarter of fiscal 2011 is primarily attributable to lower stock-based compensation of $3.2 million, cost reductions related to consultants and contractors of $1.4 million and lower audit and related expenses of $1.4 million.

The period-over-period decrease in general and administrative expense for the first half of fiscal 2011 is primarily attributable to cost reductions related to consultants and contractors of $3.8 million, lower audit and related expenses of $3.0 million and lower stock-based compensation of $2.7 million.  These expense reductions were partially offset by higher legal and related costs of $2.6 million and, to a lesser extent, higher payroll and benefit related expenses.

The decrease in consultants and contractors fees is the result of our effort throughout fiscal 2010 to hire full-time finance personnel to replace and further reduce our reliance on more costly external consultants.  In the second quarter and first half of fiscal 2010, significant audit costs were incurred associated with the audit and filing of all of our fiscal 2009 Form 10-Q’s and Form 10-K.  By comparison, our second quarter and first half of fiscal 2011 audit and related expenses were for current period filings. The increase in legal fees in the first half of fiscal 2011 as compared to the same period in fiscal 2010 was due to our increased use of external legal services during the fiscal year, including services related to the Form S-1 filed during the first quarter of fiscal 2011.

Restructuring Charges

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2010	2009	$ %		2010	2009	$ %
	(Dollars in thousands)				(Dollars in thousands)
Restructuring charges	$78	$32	$46	143.8%	$155	$303	$(148)	(48.8)%
As a percent of revenue	0.2%	0.1%			0.2%	0.4%

There were no new restructuring events in the first half of fiscal 2011.  The activity in restructuring charges for the second quarter and first half of fiscal 2011 was the result of accretion and adjustments to existing facilities-related restructuring plans.

Interest Income

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2010	2009	$ %		2010	2009	$ %
	(Dollars in thousands)				(Dollars in thousands)
Interest income	$3,534	$5,083	$(1,549)	(30.5)%	$7,236	$10,532	$(3,296)	(31.3)%
As a percent of revenue	7.1%	11.9%			7.8%	12.8%

The period-over-period decreases in interest income for the second quarter and first half of fiscal 2011 were primarily attributable to the continued decrease of our collateralized and installment receivables portfolios. We expect interest income to continue to decrease going forward.

Interest Expense

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2010	2009	$ %		2010	2009	$ %
	(Dollars in thousands)				(Dollars in thousands)
Interest expense	$(1,653)	$(2,480)	$827	(33.3)%	$(2,897)	$(4,891)	$1,994	(40.8)%
As a percent of revenue	(3.3)%	(5.8)%			(3.1)%	(5.9)%

The period-over-period decreases in interest expense for the second quarter and first half of fiscal 2011 were primarily attributable to lower average secured borrowing balances, resulting from the continued pay-down of our existing secured borrowing arrangements. We expect interest expense to continue to decrease going forward.

Other (Expense) Income, Net

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2010	2009	$ %		2010	2009	$ %
	(Dollars in thousands)				(Dollars in thousands)
Other (expense) income, net	$(735)	$(222)	$(513)	231.1%	$1,929	$2,047	$(118)	(5.8)%
As a percent of revenue	(1.5)%	(0.5)%			2.1%	2.5%

Other income (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. The loss for the second quarter of fiscal 2011was primarily due to currency gains due to the strengthening of the Canadian dollar and Japanese Yen against the US dollar being offset by losses recognized from the weakening of the Pound Sterling and Euro in the second quarter of fiscal 2011. The loss recorded in the second quarter of the prior fiscal year was primarily the result of the weakening of the Euro and Japanese Yen against the US dollar.

The gain for the first half of fiscal 2011 was primarily due to the currency gains due to the strengthening of the Japanese Yen, Euro, Canadian dollar, and Pound Sterling against the US dollar in the first half of fiscal 2011. The gain recorded in the first half of the prior fiscal year was primarily the result of the strengthening of the Canadian dollar, Japanese Yen, and Euro against the US dollar.

Provision for Income Taxes

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2010	2009	$ %		2010	2009	$ %
	(Dollars in thousands)				(Dollars in thousands)
Provision for income taxes	$2,115	$3,723	$(1,608)	(43.2)%	$2,997	$5,288	$(2,291)	(43.3)%
As a percent of revenue	4.2%	8.7%			3.2%	6.4%

The period-over-period decrease in the provision for income taxes for the second quarter of fiscal 2011 was primarily due to a decrease in the foreign provision for income taxes and a decrease in foreign withholding taxes.  We made cash payments totaling $1.7 million in the second quarter of fiscal year 2011, which were offset by cash refunds of $0.1 million.

The period-over-period decrease in provision for income taxes for the first half of fiscal 2011 was primarily due to a decrease in the foreign provision for income taxes and a decrease in foreign withholding taxes. We made cash payments totaling $3.0 million in the first half of fiscal year 2011, which were offset by cash refunds of $8.0 million.

Liquidity and Capital Resources

Resources

We have historically financed our operations with cash generated from operating activities and borrowings secured by our installment receivable contracts.  As of December 31, 2010, our principal sources of liquidity consisted of $131.6 million in cash and cash equivalents and up to $18.8 million of borrowing capacity under our credit facility. The amount of borrowing capacity available under the credit facility varies in accordance with the terms of the agreement. We are not currently dependent upon short-term funding.

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

The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Six Months Ended
	December 31,
	2010	2009
Cash flow provided by (used in):
Operating activities	$21,213	$4,646
Investing activities	(2,256)	(1,857)
Financing activities	(12,561)	(15,407)
Effect of exchange rates on cash balances	301	(158)
Increase (decrease) in cash and cash equivalents	$6,697	$(12,776)

Operating Activities

Cash generated by operating activities is our primary source of liquidity. Operating activities provided cash of $21.2 million during the first half of fiscal 2011. This amount resulted from net loss of $25.7 million, adjusted for non-cash charges of $6.5 million and a net $40.4 million source of cash due to decreases in operating assets and increases in operating liabilities.

Non-cash items within net loss for the first half of fiscal 2011 consisted primarily of $5.0 million of stock-based compensation and $2.6 million of depreciation and amortization and were offset by $1.6 million of net unrealized foreign currency gains.

Our cash balance increased in part due to a net $40.4 million decrease in operating assets and increase in operating liabilities. The cash generated from this change consisted primarily of (a) decreases in installment and collateralized receivables totaling $30.1 million, (b) an increase in deferred revenue of $15.0 million, (c) a decrease in prepaid expenses, other assets, and prepaid income taxes of $6.1 million, and (d) a decrease in accounts receivable of $3.0 million.  These sources of cash were partially offset by decreases in accounts payable, accrued expenses and other liabilities totaling $15.3 million.

Looking ahead, we expect to continue to generate positive cash flow from operations. We anticipate that existing cash balances, together with funds generated from operations, will be sufficient to finance our operations and meet our cash requirements for the foreseeable future.

Investing Activities

During the first half of fiscal 2011, we used $1.9 million of cash for capital expenditures, primarily related to computer hardware and software expenditures.  We do not expect our investment in capital expenditures to be materially different from our investments in prior fiscal years.  Capitalized software development costs increased $0.1 million in the first half of fiscal 2011.

Financing Activities

During the first half of fiscal 2011 we used $12.6 million of cash for financing activities.  We made net payments on secured borrowings of $13.7 million ($16.2 million of repayments offset by $2.5 million of proceeds); paid $1.2 million for the repurchases of our common stock; paid withholding taxes of $1.0 million on vested and settled restricted stock units; and, received proceeds of $3.4 million from the exercise of employee stock options during the first half of fiscal 2011.

The $13.7 million of net repayments of secured borrowings includes $4.2 million of payments for amounts that were reported in accrued expenses and other current liabilities at June 30, 2010.  The $4.2 million represents the value of previously financed receivables from contracts that were replaced with new arrangements in the fourth quarter of fiscal 2010.  Upon superseding the original arrangements, the secured borrowings collateralized by these receivables became immediately due and payable, and as such, were reclassified to current liabilities.

Although our financing arrangements do not obligate us to replace superseded receivables, the terms on which we repurchase and replace superseded receivables make it advantageous to do so.  It is our intention to structure such replacements so that they do not result in a net increase in our secured borrowings balance, although this is not always possible, given the timing and size of the specific receivables involved.  In the first half of fiscal 2011, the $2.5 million of proceeds was used to replace the $4.2 million that had been superseded in the fourth quarter of fiscal 2010 as well as other agreements superseded during the first half of fiscal 2011. This exchange was shown as both a use and source of funds related to secured borrowings on our statement of cash flows.

We did not finance any receivables to fund operations in the first half of fiscal 2011, and we have not done so since the second quarter of fiscal 2008. We expect the existing secured borrowings balances included in our consolidated balance sheet at December 31, 2010 to continue to decline during fiscal 2011 and thereafter, as we continue the trend of not replacing securitized borrowings as they are paid down. We have continued to reduce our secured borrowings while maintaining our cash balance (in thousands):

Consolidated Balance Sheet Data:	December 31, 2010	June 30, 2010
Cash and cash equivalents	$131,642	$124,945
Secured borrowings	66,763	76,135

Credit Facility

We are party to a credit facility arrangement with Silicon Valley Bank.  This arrangement was originally entered into in January 2003 and has been subsequently amended a number of times. This arrangement provides a line of credit of up to the lesser of (i) $25.0 million or (ii) 50% to 80% of certain eligible receivables. The line of credit bears interest at the greater of (i) the bank’s prime rate (4.0% at December 31, 2010) plus 0.5%, or (ii) 4.75%. If we maintain a $10.0 million compensating cash balance with the bank, our unused line of credit fee will be 0.1875% per annum; otherwise it will be 0.375% per annum. The line of credit is collateralized by substantially all of our assets, and we are required to meet certain financial covenants, including minimum tangible net worth, minimum cash balances and an adjusted quick ratio. The terms of the loan arrangement restrict our ability to pay dividends in cash.

We were in compliance with the terms of the credit facility as of December 31, 2010. In November 2010, we executed an amendment to the loan arrangement that extended the maturity date of the credit facility to February 13, 2011.  In the event we decide not to renew our credit facility, we will be required to cash collateralize our outstanding letters of credit.

As of December 31, 2010, there were $4.7 million in letters of credit outstanding under the line of credit and no outstanding debt under the line of credit, and $18.8 million was available for future borrowing. Our total borrowing through Silicon Valley Bank is limited to $75 million. In the event that we utilize the full $50 million available through the program, as described below, with Silicon Valley Bank, our total credit line could not exceed $25 million.

Borrowings Collateralized by Receivable Contracts

We maintain arrangements with General Electric Capital Corporation and Silicon Valley Bank providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. Under these programs, we and the financial institution must agree to enter into each transaction and negotiate the amount borrowed and interest rate secured by each receivable. The customers’ payments of the underlying receivables fund the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was 8.2% at December 31, 2010.  The collateralized receivables earn interest income, and the secured borrowings accrue borrowing costs at approximately the same interest rate.

Since December 2007, we have not sold any receivables for the purpose of raising cash, but we have sold some large dollar receivables in order to fund the repurchase of several large groups of smaller receivables previously sold to the banks, for the purpose of simplifying our administration of the programs and replacing previously financed receivables that have been superseded and repurchased.

We estimate that there was approximately $26.6 million available under the Silicon Valley Bank program at December 31, 2010. As the collection of the collateralized receivables and resulting payment of the borrowing obligation reduces the outstanding balance, the availability under the arrangement can be increased. We expect to maintain our access to cash under this arrangement.

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

In September 2009, the FASB issued ASU No. 2009-14 (previously EITF 09-3, Certain Revenue Arrangements that Include Software Elements). ASU No. 2009-14 amends the scope of software revenue recognition to exclude tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We adopted ASU No. 2009-14 on July 1, 2010. The adoption of ASU No. 2009-14 does not have an impact on our financial position, results of operations or cash flows.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2010-20 enhances the disclosures relating to the credit quality of financing receivables and the allowance for credit losses by requiring a greater level of disaggregated information as well as disclosure of credit quality indicators, past due information and modifications of financing receivables. The disclosures required by ASU No. 2010-20 which are as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010.  The disclosures about activity during a period are effective for interim and annual periods beginning on or after December 15, 2010. We adopted the end of reporting period disclosure requirements of ASU No. 2010-20 on December 31, 2010. The adoption of ASU No. 2010-20 did not have a material effect on our financial position, results of operations or cash flows.

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

Foreign Currency Exposure

Foreign currency risk arises primarily from the net difference between (a) non-U.S. dollar (non-USD) receipts from customers outside the U.S. and (b) non-USD operating costs for subsidiaries in foreign countries. We evaluate the need for hedges based on only the net exposure to foreign currencies. We measure our net exposure to each currency for which we have either cash inflows or outflows.  During the second quarter and first half of fiscal 2011, our largest exposures to foreign exchange rates existed primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen against the U.S. dollar. Based on the anticipated net exposures to these currencies, we believe that our foreign currency risk is not large enough to warrant hedging, and as such there were no foreign currency exchange contracts outstanding at December 31, 2010.

During the second quarter of fiscal 2011, we recorded $0.8 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units.  During the second quarter of fiscal 2010, the comparative foreign currency activity for similar non-functional currency denominated transactions resulted in a loss of $0.2 million.  Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations for the second quarter of fiscal 2011 by approximately $0.8 million.

During the first half of fiscal 2011, we recorded $1.9 million of net foreign currency exchange gains related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities.  During the first half of fiscal 2010, the comparative foreign currency activity for similar non-functional currency denominated transactions resulted in a gain of $2.0 million.  Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations for the first half of fiscal 2011 by approximately $1.5 million.

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses, as our investments consist primarily of money market accounts. At December 31, 2010, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Item 4.   Controls and Procedures

a)             Disclosure controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management’s Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)             Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

c)              Remediation Efforts

In the second quarter of fiscal 2011, we continued to implement the following measures that we initiated in fiscal 2010 to improve our internal controls over the financial reporting process. We plan to further enhance these measures in the last half of fiscal 2011.

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

d)             Remediation Plans

We have made no significant changes in our remediation plans during the quarter ended December 31, 2010 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our “Remediation Plans,” please refer to Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Relatedly, on November 11, 2009, we filed a request for arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of our agreement and that our termination of our agreement was lawful, and seeking damages for ATME’s willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against us seeking a declaratory judgment that we unlawfully terminated our agreement with ATME and seeking damages for breach of contract by reason of our purported unlawful termination of our agreement. Our reply to those counterclaims was filed on December 18, 2009. Pursuant to a procedural order issued by the arbitral tribunal, a hearing was conducted between January 24, 2011 and February 2, 2011, and a supplemental hearing is to be scheduled in June 2011.

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

Class Action and Opt-out Claims

In March 2006, we settled class action litigation, including related derivative claims, arising out of our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. Certain members of the class (representing 1,457,969 shares of common stock (or less than 1% of the shares putatively purchased during the class action period)) opted out of the settlement and had the right to bring their own state or federal law claims against us, referred to as “opt-out” claims. Opt-out claims were filed on behalf of the holders of approximately 1.1 million of such shares. All but one of these actions were settled and/or dismissed. The remaining action is discussed below.

380544 Canada, Inc., et al. v. Aspen Technology, Inc., was filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court. The claims in this action include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action. This action was brought by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009.  The claims in the 380544 Canada action are for damages totaling at least $4.0 million, not including claims for attorneys’ fees. We plan to defend the 380544 Canada action vigorously.

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

While the outcome of these proceedings and claims identified above cannot be predicted with certainty, there are no other matters, as of December 31, 2010, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

Our revenue and net income for fiscal 2010 and the first half of fiscal 2011 were, and for the foreseeable future will be, adversely affected by the transition to our aspenONE subscription offering.

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

As a result of the transition to our aspenONE subscription offering and the inclusion of SMS for the entire term of our point product arrangements, our revenue for 2010 and the first half of fiscal 2011 was significantly less than the level achieved in the preceding years and we expect our license revenue will remain below that level for several more years. Our aspenONE subscription offering makes it difficult for us to increase our license revenue rapidly through additional bookings in a period, as license revenue from new customers will be recognized over the applicable license term. Similarly, the full effect of a decline in bookings in any period would not be fully recognized in our revenue for that period, but would negatively affect revenue in subsequent quarters. Moreover, the marked decrease in revenue levels following our introduction of our aspenONE subscription offering will not result in, or be accompanied by, a corresponding reduction in operating expenses. As a result, the change to our aspenONE subscription offering will result in our reporting not only significantly lower revenue but also large operating losses for at least the near term and potentially several years. A number of the measures of financial performance calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and typically considered by investors for technology companies like ours will be of limited value in assessing our performance, growth and financial condition for the foreseeable future. Our announcement of GAAP-based operating results, as well as our lack of visibility into future operating results, may have a significant adverse effect on the price of our common stock.

In preparing our consolidated financial statements, our management identified two material weaknesses in our internal control over financial reporting, and our failure to remedy these or other material weaknesses identified as of December 31, 2010 could result in material misstatements in our financial statements and the loss of investor confidence in our reported financial information.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. Our management identified two material weaknesses in our internal control over financial reporting as of December 31, 2010. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified by management as of December 31, 2010 consisted of inadequate and ineffective controls over income tax accounting and disclosure and controls over the recognition of professional services revenue. As a result of these material weaknesses, our management concluded as of September 30, 2010 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

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

Relatedly, on November 11, 2009, we filed a request for arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of our agreement and that our termination of our agreement was lawful, and seeking damages for ATME’s willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against us seeking a declaratory judgment that we unlawfully terminated our agreement with ATME and seeking damages for breach of contract by reason of our purported unlawful termination of our agreement. Our reply to those counterclaims was filed on December 18, 2009.  Pursuant to a procedural order issued by the arbitral tribunal, a hearing was conducted between January 24, 2011 and February 2, 2011, and a supplemental hearing is to be scheduled in June 2011.

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

Because of the nature of their products and manufacturing processes, companies in these process industries are subject to heightened risk of adverse or even catastrophic environmental, safety and health accidents or incidents. Further, our customers are often subject to ever-changing standards and regulations, and the global nature of their operations can subject them to numerous regulatory regimes. Legislation or regulations regarding these areas may require us to make rapid changes in our products and services, and our inability to effect those changes could adversely impact our revenue, operating margins and other operating results. Any of the foregoing types of events that affects our customers may adversely impact their operations and information technology spending, which could have an adverse effect on our operating results.

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

As of December 31, 2010, we had 28 offices in 24 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

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

In March 2006, we settled class action litigation, including related derivative claims, arising out of our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. Certain members of the class (representing 1,457,969 shares of common stock, or less than 1% of the shares putatively purchased during the class action period) opted out of the settlement and had the right to bring their own state or federal law claims against us, referred to as “opt-out” claims. Opt-out claims were filed on behalf of the holders of approximately 1.1 million of such shares. All but one of these actions were settled and/or dismissed. The remaining action is discussed below.

380544 Canada, Inc., et al. v. Aspen Technology, Inc., was filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court. The claims in this action include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action. This action was brought by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009.  The claims in the 380544 Canada action are for damages totaling at least $4.0 million, not including claims for attorneys’ fees. We plan to defend the 380544 Canada action vigorously.

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

In the first half of fiscal 2011, 21.5% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. Over recent months, the value of foreign currencies against the U.S. dollar has fluctuated dramatically. Since late fiscal 2008, we have not entered into derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the quarter ended December 31, 2010 of shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 2 to 30, 2010	—	—	—
December 1 to 31, 2010	96,230	$12.90	96,230
Totals	96,230	$12.90	96,230	$38,758,000

(1)          We repurchased an aggregate of 96,230 shares of our common stock pursuant to the repurchase program that we publicly announced on November 2, 2010 (the “Program”).

(2)          The board of directors approved the repurchase by us of shares of our common stock having a value of up to $40,000,000 in the aggregate pursuant to the Program.  The Program has an expiration date of October 31, 2011.

Item 6.    Exhibits.

		Filed	Incorporated by Reference
Exhibit Number	Description	with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
10.1	Twenty-first Amendment dated June 7, 2010 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.2	Twenty-second Amendment dated December 7, 2010 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.3

Twenty-ninth Loan Modification Agreement dated November 15, 2010 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

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

ASPEN TECHNOLOGY, INC.

Date:	February 8, 2011	By:	/s/ MARK E. FUSCO
Mark E. Fusco President and Chief Executive Officer (Principal Executive Officer)

Date:	February 8, 2011	By:	/s/ MARK P. SULLIVAN
Mark P. Sullivan Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Filed with this	Incorporated by Reference
Exhibit Number	Description	Form 10- Q	Form	Filing Date with SEC	Exhibit Number
10.1	Twenty-first Amendment dated June 7, 2010 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.2	Twenty-second Amendment dated December 7, 2010 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.3

Twenty-ninth Loan Modification Agreement dated November 15, 2010 to Loan and Security Agreement dated January 30, 2003 among Silicon Valley Bank and Aspen Technology, Inc., AspenTech, Inc. and Hyprotech Company

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