Form 10-Q
period 2011-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2011-05-03
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 25, 2011, there were 94,113,146 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

Our registered trademarks include aspenONE, ASPEN PLUS, ASPENTECH, the AspenTech logo, DMCPLUS, HTFS, HYSYS and INFOPLUS.21.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Condensed Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue:
Subscription	$17,241	$3,959	$38,744	$5,198
Software	13,414	14,714	36,211	34,772
Total subscription and software	30,655	18,673	74,955	39,970
Services and other	21,946	26,945	70,554	88,130
Total revenue	52,601	45,618	145,509	128,100
Cost of revenue:
Subscription and software	(1,725)	1,437	2,369	4,887
Services and other	12,117	13,237	34,826	43,725
Total cost of revenue	10,392	14,674	37,195	48,612
Gross profit	42,209	30,944	108,314	79,488
Operating expenses:
Selling and marketing	22,922	25,267	63,227	69,576
Research and development	12,331	12,719	37,002	36,128
General and administrative	14,515	12,648	44,497	47,290
Restructuring charges	(315)	(43)	(160)	260
Total operating expenses	49,453	50,591	144,566	153,254
Loss from operations	(7,244)	(19,647)	(36,252)	(73,766)
Interest income	3,093	4,584	10,329	15,116
Interest expense	(1,182)	(1,834)	(4,079)	(6,725)
Other income (expense) , net	7	(2,144)	1,936	(97)
Loss before income taxes	(5,326)	(19,041)	(28,066)	(65,472)
Provision for income taxes	361	2,713	3,358	8,001
Net loss	$(5,687)	$(21,754)	$(31,424)	$(73,473)
Loss per common share:
Basic	$(0.06)	$(0.24)	$(0.34)	$(0.81)
Diluted	$(0.06)	$(0.24)	$(0.34)	$(0.81)
Weighted average shares outstanding:
Basic	93,862	91,835	93,298	90,923
Diluted	93,862	91,835	93,298	90,923

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	March 31,	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$151,038	$124,945
Accounts receivable, net of allowance for doubtful accounts of $3,778 and $4,685	27,269	31,738
Current portion of installments receivable, net of allowance for doubtful accounts of $211 and $1,119	36,453	51,729
Current portion of collateralized receivables	20,654	25,675
Unbilled services	1,678	1,860
Prepaid expenses and other current assets	7,626	5,236
Prepaid income taxes	1,244	7,468
Deferred tax assets	1,691	1,632
Total current assets	247,653	250,283
Non-current installments receivable, net of allowance for doubtful accounts of $890 and $1,196	58,132	76,869
Non-current collateralized receivables	13,518	25,755
Property, equipment and leasehold improvements, net of accumulated depreciation of $30,507 and $29,769	7,179	8,057
Computer software development costs, net of accumulated amortization of $68,403 and $67,251	2,949	2,367
Goodwill	18,546	17,361
Non-current deferred tax assets	11,861	11,597
Other non-current assets	2,246	2,424
Total assets	$362,084	$394,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured borrowing	$24,981	$30,424
Accounts payable	4,090	6,092
Accrued expenses and other current liabilities	30,081	49,890
Income taxes payable	861	1,161
Deferred revenue	93,355	67,852
Current deferred tax liability	426	398
Total current liabilities	153,794	155,817
Long-term secured borrowing	30,530	45,711
Long-term deferred revenue	29,231	19,427
Non-current deferred tax liability	953	956
Other non-current liabilities	28,483	31,832
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.10 par value—
Authorized— 3,636 shares as of March 31, 2011 and June 30, 2010
Issued and outstanding— none as of March 31, 2011 and June 30, 2010	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares
Issued— 94,486,882 shares at March 31, 2011 and 92,668,280 shares at June 30, 2010
Outstanding— 94,190,152 shares at March 31, 2011 and 92,434,816 shares at June 30, 2010	9,449	9,267
Additional paid-in capital	527,893	515,729
Accumulated deficit	(422,952)	(391,038)
Accumulated other comprehensive income	8,866	7,525
Treasury stock, at cost—296,730 shares of common stock at March 31, 2011 and 233,464 at June 30, 2010	(4,163)	(513)
Total stockholders’ equity	119,093	140,970
Total liabilities and stockholders’ equity	$362,084	$394,713

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(31,424)	$(73,473)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,925	5,143
Net foreign currency (gain) loss	(2,281)	1,092
Stock-based compensation	7,398	13,352
Loss on the disposal of assets	427	50
Write-down of investment	600	—
Deferred income taxes	44	(2)
Provision for bad debts	(927)	(284)
Changes in assets and liabilities:
Accounts receivable	5,316	20,484
Unbilled services	165	(1,729)
Prepaid expenses, other assets and prepaid income taxes	3,695	106
Installments and collateralized receivables	55,196	64,514
Income taxes payable	(436)	844
Accounts payable, accrued expenses and other liabilities	(23,877)	(12,970)
Deferred revenue	35,077	6,903
Net cash provided by operating activities	52,898	24,030
Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(2,322)	(2,099)
Capitalized computer software development costs	(1,667)	(436)
Net cash used in investing activities	(3,989)	(2,535)
Cash flows from financing activities:
Exercise of stock options	7,704	6,136
Proceeds from secured borrowings	2,500	9,501
Repayment of secured borrowings	(26,664)	(36,653)
Repurchases of common stock	(4,163)	—
Payment of tax withholding obligations related to restricted stock	(2,733)	(3,353)
Net cash used in financing activities	(23,356)	(24,369)
Effects of exchange rate changes on cash and cash equivalents	540	(285)
Increase (decrease) in cash and cash equivalents	26,093	(3,159)
Cash and cash equivalents, beginning of period	124,945	122,213
Cash and cash equivalents, end of period	$151,038	$119,054

Supplemental disclosure of cash flow information:
Interest paid	$4,415	$6,731
Income tax (refund) paid, net	(2,988)	7,482

See accompanying notes to these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements (Interim Financial Statements) of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We condensed or omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such Interim Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these Interim Financial Statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2010, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for subsequent quarters or for the full fiscal year.

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

Collection of fee is probable—We assess the probability of collecting from each customer throughout the arrangement based on a number of factors, including the customer’s payment history, its current creditworthiness, economic conditions in the customer’s industry and geographic location, and general economic conditions. If in our judgment collection of a fee is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met.

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

Installments Receivable

Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates (generally 8% to 9%) at the date the related contract is signed, based on the customers’ credit rating. Finance fees are recognized using the effective interest method over the relevant license term and are classified as interest income. Installments receivable are split between current and non-current in our consolidated balance sheets based on the maturity date of the related installment.  Non-current installments receivable consists of receivables with a due date greater than one year from the period-end date. Current installments receivable consists of invoices with a due date of less than one year but greater than 45 days from the period-end date.  Once an installments receivable invoice is due within 45 days, it is reclassified as a trade accounts receivable on our consolidated balance sheet.

Our non-current installments receivable fall within the scope of Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  As our portfolio of financing receivables arise from the sale of our software licenses, the methodology for determining our allowance for doubtful accounts is based on the collective population and is not stratified by class or portfolio segment.  We consider factors such as existing economic conditions, country risk, and customers’ past payment history in determining our allowance for doubtful accounts.  We reserve against our installments receivable when the related trade accounts receivable has been past due for over a year, or when there is a specific risk of collectability. In instances where an installment receivable that is reserved against ages into trade accounts receivable, the related reserve is transferred to our trade accounts receivable allowance.  We write off receivables when they have been deemed uncollectable, based on our judgment.  In instances where we write off a given customers’ trade accounts receivables, we also write off any related current and non-current installment receivables balances.  We have not suspended the amortization of interest income for any of the installments receivable in our portfolio for uncollectability reasons.

The following table summarizes our net current and non-current installments receivable and allowance for doubtful accounts balances (in thousands) at March 31, 2011 and June 30, 2010:

	Current	Non-Current	Total
March 31, 2011
Installments receivable, gross	$36,664	$59,022	$95,686
Less: Allowance for doubtful accounts	(211)	(890)	(1,101)
Installments receivable, net	$36,453	$58,132	$94,585

June 30, 2010
Installments receivable, gross	$52,848	$78,065	$130,913
Less: Allowance for doubtful accounts	(1,119)	(1,196)	(2,315)
Installments receivable, net	$51,729	$76,869	$128,598

The following table rolls forward our current and non-current allowance for doubtful accounts for our installments receivable balances (in thousands):

	Current	Non-Current	Total

Balance at June 30, 2010	$1,119	$1,196	$2,315
Provision for bad debts	(21)	113	92
Write-offs	(264)	(301)	(565)
Recoveries	194	—	194
Transfers to trade accounts receivable	(935)	—	(935)
Transfers from non-current to current	118	(118)	—
Balance at March 31, 2011	$211	$890	$1,101

Our installments receivable balance will continue to decrease over time, as licensing agreements previously executed under our upfront revenue model reach the end of their terms and are renewed under our new licensing model.  Under the aspenONE subscription offering and for point product arrangements sold with SMS bundled for the entire license term, payment amounts under extended payment term arrangements are not presented in the consolidated balance sheets as the related arrangement fees are not fixed or determinable. Accordingly, future installments under our new licensing model are not considered financing receivables.

Deferred Revenue

Under the aspenONE subscription offering, customers receive SMS for the full contract term, and receive rights to unspecified future products for no additional fee.  As VSOE does not exist for both of these undelivered elements, we are required to recognize the revenue ratably (i.e. on a subscription basis) over the term of the license. Therefore, deferred revenue is recorded as each payment comes due and revenue is recognized ratably over the associated license period. Additionally, when professional services are combined with, and essential to, the functionality of an aspenONE subscription transaction, the amount of combined revenue is recognized over the longer of the subscription term or the period the professional services are provided.

Under the upfront revenue model and for point product arrangements, a portion of the arrangement fee is generally recorded as deferred revenue due to the inclusion of an undelivered element, typically SMS. The amount of revenue allocated to undelivered elements is based on the VSOE of fair value for those elements using the residual method and is earned and recognized as revenue as each element is delivered. Deferred revenue related to these transactions generally consists of SMS and represents payments received in advance of services rendered as of the balance sheet date.

Loss contingencies

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

3.  Goodwill

The changes in the carrying amount of goodwill by reporting unit for the nine months ended March 31, 2011 were as follows (in thousands):

	Reporting Unit
		Professional	Maintenance
Asset Class	License	Services	and Training	Total
Balance as of June 30, 2010
Goodwill	$68,059	$5,102	$14,871	$88,032
Accumulated impairment losses	(65,569)	(5,102)	—	(70,671)
	$2,490	$—	$14,871	$17,361

Effect of changes in currency translation	12	—	466	478

Balance as of September 30, 2010
Goodwill	$68,071	$5,102	$15,337	$88,510
Accumulated impairment losses	(65,569)	(5,102)	—	(70,671)
	$2,502	$—	$15,337	$17,839

Effect of changes in currency translation	(2)	—	324	322

Balance as of December 31, 2010
Goodwill	$68,069	$5,102	$15,661	$88,832
Accumulated impairment losses	(65,569)	(5,102)	—	(70,671)
	$2,500	$—	$15,661	$18,161

Effect of changes in currency translation	7	—	378	385

Balance as of March 31, 2011
Goodwill	$68,076	$5,102	$16,039	$89,217
Accumulated impairment losses	(65,569)	(5,102)	—	(70,671)
	$2,507	$—	$16,039	$18,546

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

Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible.  Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations of availability of net operating loss carry-forwards, and other matters in making this assessment.

We currently have a valuation allowance, primarily due to a history of pre-tax losses and the uncertainty of when we will achieve sustained profitability sufficient to utilize our deferred tax assets.  When we are able to reliably forecast sustained profitability, and it is more likely than not that that we will utilize our existing deferred tax assets, we will release a significant portion of our U.S. valuation allowance.  Our ability to reliably forecast and achieve sustained profitability is primarily a function of the rate at which customers renew existing term license arrangements and the rate at which we grow contract value of those arrangements.  If customer renewal and growth rates continue to trend at recent levels, we expect that we could potentially  release a significant portion of our U.S. valuation allowance in the near future.  Such a release would cause a significant non-recurring tax benefit in the period of the reversal.  At June 30, 2010, our total valuation allowance was $64.1 million.

We do not provide deferred taxes on unremitted earnings of foreign subsidiaries since we intend to indefinitely reinvest such earnings either currently or sometime in the foreseeable future. The unrecognized provision for taxes on undistributed earnings of foreign subsidiaries which are considered indefinitely reinvested are not material to our consolidated financial position or results of operations.

We are continuously subject to examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities may challenge certain deductions and credits reported by us on our income tax returns. We account for uncertain tax positions pursuant to FIN 48, Accounting for Uncertain Tax Positions, (currently included as provisions of ASC Topic 740), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under this guidance, an entity should recognize a tax benefit when it is more likely than not, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, if the more likely than not threshold is passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, de-recognition or measurement of a tax position should be recorded in the period in which the change occurs. We account for interest and penalties related to uncertain tax positions as part of the provision for income taxes.

5.   Fair Value

Cash equivalents of $138.0 million, as of March 31, 2011, are reported at fair value utilizing quoted market prices in identical markets, or “Level 1 Inputs.” Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Financial instruments not measured or recorded at fair value in the accompanying financial statements consist of accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings. The estimated fair value of accounts receivable, installments receivable, collateralized receivables and accounts payable approximates the carrying value. The estimated fair value of secured borrowings exceeds the carrying value by $2.8 million as of March 31, 2011. The fair value of secured borrowings was calculated using the market approach, utilizing interest rates that were indirectly observable in markets for similar liabilities, or “Level 2 Inputs.”

6.  Supplementary Balance Sheet Information

Accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	March 31,	June 30,
	2011	2010
Royalties and outside commissions	$2,973	$4,856
Payroll and payroll-related	12,242	21,862
Restructuring accruals	2,630	4,266
Amounts due to financing institutions for collections	821	4,216
Other	11,415	14,690
Total accrued expenses and other current liabilities	$30,081	$49,890

Other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (in thousands):

	March 31,	June 30,
	2011	2010
Restructuring accruals	$2,378	$4,248
Deferred rent	2,146	2,193
Royalties and outside commissions	742	3,667
Other	23,217	21,724
Total other non-current liabilities	$28,483	$31,832

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

The stock-based compensation expense and its classification (in thousands) in the statements of operations for the three and nine months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Recorded as expense:
Cost of service and other	$234	$181	$720	$1,138
Selling and marketing	911	701	2,713	5,030
Research and development	297	246	874	1,637
General and administrative	914	692	3,091	5,547
Total stock-based compensation	$2,356	$1,820	$7,398	$13,352

During the period from mid-September 2007 until November 9, 2009, and from November 16, 2009 to December 21, 2009, we did not maintain our status as a timely filer with the SEC and we were unable to issue stock-based compensation to our directors and employees. On October 29, 2009 the Board of Directors approved the grant as of November 9, 2009 of 2,727,033 RSUs and 264,640 stock options under the 2005 Stock Incentive Plan and the 2001 Stock Option Plan. A portion of these awards vested upon issuance.  The immediate vesting of a portion of the November 2009 grant caused the increased level of stock-based compensation expense for the nine months ended March 31, 2010, as compared to same period of the current year. The lower level of stock-based compensation expense for the nine months ended March 31, 2011 represents a more normal level of stock-based compensation expense.

The compensation committee and Board of Directors completed its annual program grant for fiscal 2011 in July 2010 and authorized and approved the grant as of August 2, 2010 of 764,828 RSUs and 948,664 stock options under the 2010 Equity Incentive Plan and the 2005 Stock Incentive Plan.

A summary of stock option and RSU activity under all equity plans for the nine months ended March 31, 2011 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2010	5,395,870	$7.19			1,512,263	$9.58
Granted	948,664	$10.93			764,828	$10.93
Settled (RSUs)					(245,337)	$9.97
Exercised	(24,141)	$5.68
Cancelled / Forfeited	(54,613)	$26.72			(26,543)	$9.63
Outstanding at September 30, 2010	6,265,780	$7.59			2,005,211	$10.04
Granted	11,750	$12.16			8,250	$12.20
Settled (RSUs)					(46,710)	$10.93
Exercised	(467,976)	$7.01
Cancelled / Forfeited	(73,890)	$29.76			(35,021)	$9.92
Outstanding at December 31, 2010	5,735,664	$7.36			1,931,730	$10.03
Granted	41,490	$14.96			12,550	$14.39
Settled (RSUs)					(361,067)	$9.74
Exercised	(694,689)	$6.17
Cancelled / Forfeited	(12,513)	$11.67			(18,844)	$9.83
Outstanding at March 31, 2011	5,069,952	$7.57	5.2	$37,610	1,564,369	$10.14

Vested and exercisable at March 31, 2011	4,258,106	$6.90	4.4	$34,469

Vested and expected to vest as of March 31, 2011	4,877,538	$7.44	5.0	$36,843	1,377,047	$10.14

The weighted average grant-date fair value of RSUs granted during the nine months ended March 31, 2011 and 2010 was $11.00 and $9.55, respectively, and the total fair value of shares settled from RSU grants was $6.5 million and $11.0 million, respectively.

At March 31, 2011, the total unrecognized compensation cost related to unvested stock options and RSUs was $4.0 million and $16.1 million, respectively, and is expected to be recorded over the next four years as the awards vest.  The total intrinsic value of options exercised during the nine months ended March 31, 2011 and 2010 was $9.0 million and $5.8 million, respectively.  We received $7.7 million and $6.1 million in cash proceeds from option exercises during the nine months ended March 31, years 2011 and 2010, respectively.  We paid $2.7 million and $3.4 million for withholding taxes on settled RSUs during the nine months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, common stock reserved for future issuance or settlement under equity compensation plans was 13.2 million shares.

8.  Common Stock

On October 29, 2010, our Board of Directors approved a stock repurchase program for up to $40 million worth of our common stock.  The timing and amount of any shares repurchased will be determined based on management’s evaluation of market conditions and other factors.  All share repurchases of our common stock have been recorded as treasury stock under the cost method.  We repurchased 200,500 shares of our common stock for $2.9 million in the third quarter of fiscal 2011.  As of March 31, 2011, the remaining dollar value under the stock repurchase program approved by our Board of Directors on October 29, 2010 was $35.8 million.

In March 2011, we retired certain treasury stock shares, which reduced our treasury stock balance by $0.5 million, or 233,464 shares.   Our current treasury stock balance only includes shares that were repurchased as part of the $40 million repurchase plan.

9.  Net Loss per Common Share

Basic loss per share is determined by dividing the loss by the weighted average common shares outstanding during the period. Diluted loss per share is determined by dividing the loss by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and warrants, based on the treasury stock method, and other commitments to be settled in common stock are included in the calculation of diluted loss per share. For the three and nine months ended March 31, 2011 and 2010, all potential common shares were anti-dilutive due to the net loss. The calculations of basic and diluted loss per share and basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net loss	$(5,687)	$(21,754)	$(31,424)	$(73,473)

Weighted average shares outstanding	93,862	91,835	93,298	90,923
Dilutive impact from common stock equivalents	—	—	—	—
Dilutive weighted average shares outstanding	93,862	91,835	93,298	90,923

Loss per share
Basic	$(0.06)	$(0.24)	$(0.34)	$(0.81)
Dilutive	$(0.06)	$(0.24)	$(0.34)	$(0.81)

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding because the exercise price of the common stock equivalents exceeded the average market price for our common stock and/or their inclusion would be anti-dilutive at the balance sheet date (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March31,
	2011	2010	2011	2010
Common stock equivalents	7,134	8,453	7,800	8,641

10.  Comprehensive Loss

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss for the three and nine months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net loss	$(5,687)	$(21,754)	$(31,424)	$(73,473)
Foreign currency translation adjustments	620	(648)	1,341	828
Total comprehensive loss	$(5,067)	$(22,402)	$(30,083)	$(72,645)

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

Relatedly, on November 11, 2009, we filed a request for arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of our agreement and that our termination of our agreement was lawful, and seeking damages for ATME’s willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against us seeking a declaratory judgment that we unlawfully terminated our agreement with ATME and seeking damages for breach of contract by reason of our purported unlawful termination of our agreement. Our reply to those counterclaims was filed on December 18, 2009.  Pursuant to a procedural order issued by the arbitral tribunal, a hearing was conducted between January 24, 2011 and February 2, 2011, and a supplemental hearing is scheduled for June 2011.

We expect a determination to be made in the first half of fiscal 2012 with respect to the pending arbitration. However, we can provide no assurance as to the actual timing or outcome of the arbitration. In general, there is no provision for either party to appeal the determination reached. The reseller agreement with ATME contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee is to be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of ATME, as well as ATME’s actual financial performance. Based on the formula and the financial information provided to us by ATME, which we have not verified independently, a calculation based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement, no termination fee is owed on termination for material breach. If we are found to have breached the terms of our agreement with ATME, we could be liable for damages including the termination fee, the amount of which may be greater or less than the number indicated above. We intend to continue to pursue our claims against ATME, and to defend the counterclaim by ATME, vigorously.

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

(c)                                  Other

In the ordinary course of business, we are also from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation, including proceedings we have instituted to enforce our intellectual property rights, and other intellectual property, commercial and miscellaneous matters.  We are currently defending an April 2004 claim by a customer for approximately $5.0 million that certain of our software products and implementation services failed to meet its expectations.

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

The following table presents a summary of operating segments (in thousands):

	License	Maintenance, Training, and Other	Professional Services	Total
Three Months Ended March 31, 2011
Segment revenue	$30,655	$15,473	$6,473	$52,601
Segment expenses	16,374	3,094	7,007	26,475
Segment operating profit (1)	$14,281	$12,379	$(534)	$26,126
Three Months Ended March 31, 2010
Segment revenue	$18,673	$18,126	$8,819	$45,618
Segment expenses	18,588	3,722	7,561	29,871
Segment operating profit (1)	$85	$14,404	$1,258	$15,747

Nine Months Ended March 31, 2011
Segment revenue	$74,955	$49,479	$21,075	$145,509
Segment expenses	45,565	9,577	19,087	74,229
Segment operating profit (1)	$29,390	$39,902	$1,988	$71,280
Nine Months Ended March 31, 2010
Segment revenue	$39,970	$56,780	$31,350	$128,100
Segment expenses	49,165	11,480	25,746	86,391
Segment operating profit (1)	$(9,195)	$45,300	$5,604	$41,709

(1)          The Segment operating profits reported reflect only the direct expenses of the operating segment and do not contain an allocation for selling and marketing, general and administrative, development, restructuring and other corporate expenses incurred in support of the segments.

Reconciliation to Loss Before Income Taxes

The following table presents a reconciliation of total segment operating profit to loss before income taxes for the three and nine months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Total segment operating profit for reportable segments	$26,126	$15,747	$71,280	$41,709
Cost of subscription and software	1,725	(1,437)	(2,369)	(4,887)
Selling and marketing	(3,748)	(3,997)	(9,279)	(9,653)
Research and development	(10,165)	(10,591)	(30,349)	(29,097)
General and administrative and overhead	(19,141)	(17,592)	(58,297)	(58,226)
Stock-based compensation	(2,356)	(1,820)	(7,398)	(13,352)
Restructuring charges	315	43	160	(260)
Other income (expense), net	7	(2,144)	1,936	(97)
Interest income (net)	1,911	2,750	6,250	8,391
Loss before income taxes	$(5,326)	$(19,041)	$(28,066)	$(65,472)

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

The transition to our aspenONE subscription offering and the inclusion of SMS for the entire term of our point product arrangements, have not changed the method or timing of our customer billing or cash collections. Consequently, we do not expect a material change to net cash provided by operating activities as a result of this transition. The principal accounting implications of the change in our licensing models are as follows:

•                  The majority of our license revenue is no longer recognized on an upfront basis.  Our license revenue for fiscal 2010 and the nine months ended March 31, 2011 was significantly less than the level achieved in previous fiscal years.  We do not expect to recognize levels of revenue comparable to prior fiscal years unless and until a significant majority of our existing license agreements have been renewed under our new licensing models. Because the timing of our incurrence of operating costs has not changed, the lower levels of revenue expected over the next few years will result in significant operating and net losses.

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

Provision for Income Taxes.  Provision for income taxes is comprised of the taxes currently payable as a result of domestic and foreign operations and the net tax effects of book-tax timing differences. We record interest and penalties related to income tax matters as income tax expense. We expect the amount of income tax expense, if any, to vary each reporting period depending upon fluctuations in our taxable income and our ability to utilize tax benefits from net loss carry-forwards.

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

Total Term Contract Value

Total term contract value, or TCV, is an estimate of the renewal value, as of a specific date, of our active portfolio of term license agreements. TCV is calculated by multiplying the terminal annual payment for each active term license agreement by the original length of the existing license term, and then aggregating this amount for all active term license agreements. Accordingly, TCV represents the full renewal value of all of our current term license agreements under the hypothetical assumption that all of those agreements are simultaneously renewed for the identical license terms and at the same terminal annual payment amounts.

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

We estimate that TCV with SMS included grew 2.4% and 9.6% for the three and nine months ended March 31, 2011, respectively.  On a comparable “license-only” basis, we estimate that TCV grew by approximately 1.5% and 6.7% for the three and nine months ended March 31, 2011, respectively.

Bookings

Bookings are a measure of the business closed during a period and represent the amount of contractually committed subscription and software fees, including any bundled SMS. Bookings do not include (a) fees for professional services, training or standalone renewal SMS or (b) any amount of subscription and/or software fees from pre-existing license agreements that were replaced by new arrangements prior to their scheduled expiration date. The contractual arrangements that contribute to bookings represent binding payment commitments by customers over periods that typically range from five to six years, although individual customer commitments can be for longer or shorter periods. The following table presents our bookings for the three and nine months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended		Three Month Period- to-Period Change		Nine Months Ended		Nine Month Period-to- Period Change
	March 31, 2011	March 31, 2010	$	%	March 31, 2011	March 31, 2010	$	%
Bookings	$79,304	$93,916	$(14,612)	(15.6)%	$239,517	$228,198	$11,319	5.0%

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

Fiscal year 2010 represented the initial year of the aspenONE subscription offering.  Bookings in the full fiscal year 2010 were exceptionally strong, as many customers elected to renew their contracts early in order to take advantage of our new offering. As we anticipated, there has not been a comparable level of early renewal booking activity in fiscal 2011 and therefore, full fiscal year 2011 bookings may be lower than fiscal 2010.  Although total bookings may be lower in fiscal 2011, we expect both the amount and relative proportion of bookings that contribute to growth in TCV to be slightly higher in fiscal 2011, relative to fiscal year 2010.

Future Cash Collections and Billings Backlog

Future cash collections is the sum of billings backlog, accounts receivable, undiscounted installments receivable and undiscounted collateralized receivables. Billings backlog represents the aggregate value of uninvoiced bookings from prior and current periods that is not reflected on our consolidated balance sheets.

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

Because a substantial majority of our future bookings will reflect arrangements under our aspenONE subscription offering, we expect billings backlog to grow over time and expect installments receivable and collateralized receivables to decline. When all contracts have been renewed under our new licensing models, the only sources of cash that will continue to be excluded from future cash collections will be amounts attributable to professional services, training and any remaining standalone SMS.

The following table provides our future cash collections as of the dates presented (in thousands):

	March 31, 2011	June 30, 2010
Billings backlog	$525,809	$389,354
Accounts receivable, net	27,269	31,738
Installments receivable, undiscounted (non-GAAP) (1)	105,651	147,315
Collateralized receivables, undiscounted (non-GAAP) (1)	36,677	56,461
Future cash collections	$695,406	$624,868

(1)           Excludes unamortized discount.

The growth in billings backlog and future cash collections for the nine months ended March 31, 2011 reflected our customers’ continued adoption of our aspenONE subscription offering. We expect that billings backlog and future cash collections will continue to grow as we convert and renew existing customers to multi-year contracts, which include SMS for the full term of the arrangement. In addition, we are actively engaged in transitioning customers from perpetual license arrangements to our new licensing model. Prior to fiscal 2008, we licensed our aspenONE Manufacturing and Supply Chain suite primarily on a perpetual basis, and as we convert these customers to our new licensing model, their licensing fees and SMS will become part of billings backlog and future cash collections.

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

	March 31, 2011	June 30, 2010
Installments receivable, undiscounted (non-GAAP)	$105,651	$147,315
Unamortized discount	(11,066)	(18,717)
Installments receivable, net	$94,585	$128,598

Collateralized receivables, undiscounted (non-GAAP)	$36,677	$56,461
Unamortized discount	(2,505)	(5,031)
Collateralized receivables, net	$34,172	$51,430

Adjusted Total Costs

The following table presents our total cost of revenue and total operating expenses, as adjusted for stock-based compensation expense, for the indicated periods (in thousands):

	Three Months Ended March 31,		Three Month Period- to-Period Change		Nine-Months Ended March 31,		Nine Month Period-to- Period Change
	2011	2010	$	%	2011	2010	$	%
Total cost of revenue	$10,392	$14,674	$(4,282)	(29.2)%	$37,195	$48,612	$(11,417)	(23.5)%
Total operating expenses	49,453	50,591	(1,138)	(2.2)	144,566	153,254	(8,688)	(5.7)
Total expenses	$59,845	$65,265	$(5,420)	(8.3)%	$181,761	$201,866	$(20,105)	(10.0)%
Less:
Stock-based compensation	$(2,356)	$(1,820)	$(536)	29.5	$(7,398)	$(13,352)	$5,954	(44.6)
Adjusted total costs (non-GAAP)	$57,489	$63,445	$(5,956)	(9.4)%	$174,363	$188,514	$(14,151)	(7.5)%

Total expenses decreased $5.4 million and $20.1 million for the three and nine months ended March 31, 2011, respectively, compared to the same periods of the prior fiscal year.  Adjusted total costs, which consist of total cost of revenue and total operating expenses, adjusted to exclude stock-based compensation, decreased by $6.0 million and $14.2 million for the three and nine months ended March 31, 2011, respectively, compared to the same periods in the prior fiscal year.

Stock-based compensation expense increased $0.5 million and decreased $6.0 million for the three and nine months ended March 31, 2011, respectively, compared to the prior year periods.  During the period from mid-September 2007 until November 9, 2009 and from November 16, 2009 to December 21, 2009, we did not maintain our status as a timely filer with the SEC and we were unable to issue stock-based compensation to our directors and employees.  In the second quarter of fiscal 2010, we became current with our filings and we issued 2.7 million restricted stock units and 0.3 million stock options to our directors and employees.  A portion of these awards vested upon issuance.  The immediate vesting of a portion of the November 2009 grant caused the increased level of stock-based compensation expense for the nine months ended March 31, 2010, as compared to same period of the current year. The lower level of stock-based compensation expense for the nine months ended March 31, 2011 represents a more normal level of stock-based compensation expense.

The most significant components of the period-over-period decrease in adjusted total costs for the three months ended March 31, 2011 were the reversal of a previously accrued liability of $4.0 million due to the expiration of a technology vendor relationship, reduced finance related consultant fees of $1.8 million, and higher capitalized software development costs of $1.1 million. These expense decreases were partially offset by increased legal expenses of $3.7 million in the period. Please refer to Part II, Item 1, Legal Proceedings, for more information on specific matters.  Legal expenses included legal fees relating to proceedings we have instituted to enforce our intellectual property rights.

The most significant components of the period-over-period decrease in adjusted total costs for the nine months ended March 31, 2011 were reduced finance related consultant and audit fees of $9.4 million, decreased professional services costs (excluding stock-based compensation expenses) of $7.1 million, and the reversal of a previously accrued liability to a technology vendor in the third quarter of fiscal 2011.  These expense decreases were partially offset by increased legal and related expenses of $6.3 million.  Legal expenses for the nine month period ended March 31, 2011 also include expenses related to the secondary offering of our common stock, which was effective as of September 22, 2010.  Overall, we anticipate adjusted total costs for fiscal 2011 to remain substantially lower than the prior year.

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

The following table provides a reconciliation of net cash flow to free cash flow provided by operating activities for the periods presented (in thousands):

	Nine-Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$52,898	$24,030
Purchase of property, equipment and leasehold improvements	(2,322)	(2,099)
Capitalized computer software development costs	(1,667)	(436)
Free cash flow (non-GAAP)	$48,909	$21,495

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

•                  accounting for income taxes

•                  impairment of long-lived assets, goodwill, and intangible assets;

•                  computer software development costs; and

•                  loss contingencies.

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

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2010 for a discussion of our critical accounting policies and estimates related to accounting for income taxes, the impairment of long-lived assets, goodwill, and intangible assets, computer software development costs, and loss contingencies.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2011 and 2010

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2011	2010	% Change	2011	2010	% Change
Revenue:
Subscription	$17,241	$3,959	* %	$38,744	$5,198	* %
Software	13,414	14,714	(8.8)	36,211	34,772	4.1
Total subscription and software	30,655	18,673	64.2	74,955	39,970	87.5
Services and other	21,946	26,945	(18.6)	70,554	88,130	(19.9)
Total revenue	52,601	45,618	15.3	145,509	128,100	13.6
Cost of revenue:
Subscription and software	(1,725)	1,437	*	2,369	4,887	(51.5)
Services and other	12,117	13,237	(8.5)	34,826	43,725	(20.4)
Total cost of revenue	10,392	14,674	(29.2)	37,195	48,612	(23.5)
Gross profit	42,209	30,944	36.4	108,314	79,488	36.3
Operating expenses:
Selling and marketing	22,922	25,267	(9.3)	63,227	69,576	(9.1)
Research and development	12,331	12,719	(3.1)	37,002	36,128	2.4
General and administrative	14,515	12,648	14.8	44,497	47,290	(5.9)
Restructuring charges	(315)	(43)	*	(160)	260	*
Total operating expenses	49,453	50,591	(2.2)	144,566	153,254	(5.7)
Loss from operations	(7,244)	(19,647)	(63.1)	(36,252)	(73,766)	(50.9)
Interest income	3,093	4,584	(32.5)	10,329	15,116	(31.7)
Interest expense	(1,182)	(1,834)	(35.6)	(4,079)	(6,725)	(39.3)
Other income (expense), net	7	(2,144)	*	1,936	(97)	*
Loss before income taxes	(5,326)	(19,041)	(72.0)	(28,066)	(65,472)	(57.1)
Provision for income taxes	361	2,713	(86.7)	3,358	8,001	(58.0)
Net loss	$(5,687)	$(21,754)	(73.9)%	$(31,424)	$(73,473)	(57.2)%

*Not meaningful.

The following table sets forth the results of operations as a percentage of net revenue in certain financial data for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue:
Subscription	32.8%	8.7%	26.6%	4.1%
Software	25.5	32.3	24.9	27.1
Total subscription and software	58.3	40.9	51.5	31.2
Services and other	41.7	59.1	48.5	68.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and software	(3.3)	3.2	1.6	3.8
Services and other	23.0	29.0	23.9	34.1
Total cost of revenue	19.8	32.2	25.6	37.9
Gross profit	80.2	67.8	74.4	62.1
Operating expenses:
Selling and marketing	43.6	55.4	43.5	54.3
Research and development	23.4	27.9	25.4	28.2
General and administrative	27.6	27.7	30.6	36.9
Restructuring charges	(0.6)	(0.1)	(0.1)	0.2
Total operating expenses	94.0	110.9	99.4	119.6
Loss from operations	(13.8)	(43.1)	(24.9)	(57.6)
Interest income	5.9	10.0	7.1	11.8
Interest expense	(2.2)	(4.0)	(2.8)	(5.2)
Other income (expense), net	0.0	(4.7)	1.3	(0.1)
Loss before income taxes	(10.1)	(41.7)	(19.3)	(51.1)
Provision for income taxes	0.7	5.9	2.3	6.2
Net loss	(10.8)%	(47.7)%	(21.6)%	(57.4)%

Revenue

Total revenue for the three and nine months ended March 31, 2011 increased by $7.0 million and $17.4 million, respectively, compared to the corresponding period of the prior year.  The increase was due to higher subscription and software revenue of $12.0 million and $35.0 million, respectively, partially offset by lower services and other revenue of $5.0 million and $17.6 million, respectively.

Subscription Revenue

	Three Months Ended		Period-to-Period	Nine Months Ended
	March 31,		Change	March 31,		Period-to-Period Change
	2011	2010	$ %	2011	2010	$	%
	(Dollars in thousands)			(Dollars in thousands)
Subscription revenue	$17,241	$3,959	$13,282 *	$38,744	$5,198	$33,546	*
As a percent of revenue	32.8%	8.7%		26.6%	4.1%

*Not meaningful.

The increase in subscription revenue for the three and nine months ended March 31, 2011 is a result of a larger base of aspenONE subscription bookings from previous quarters being recognized as revenue on a subscription basis in the current quarter. The minimal amount of subscription revenue for the three and nine months ended March 31, 2010 was a result of subscription arrangements not being offered prior to fiscal 2010.  We expect subscription revenue to continue to increase as customers renew existing contracts under our aspenONE subscription offering and subscription contracts become a more significant portion of our term license portfolio.

Software Revenue

	Three Months Ended		Period-to-Period		Nine Months Ended
	March 31,		Change		March 31,		Period-to-Period Change
	2011	2010	$ %		2011	2010	$	%
	(Dollars in thousands)				(Dollars in thousands)
Software revenue	$13,414	$14,714	$(1,300)	(8.8)%	$36,211	$34,772	$1,439	4.1%
As a percent of revenue	25.5%	32.3%			24.9%	27.1%

The period-over-period decrease in software revenue for the three months ended March 31, 2011 resulted from decreased revenue of $2.8 million from legacy software arrangements and $0.4 million from perpetual arrangements, partially offset by increased revenue of $1.9 million from point product arrangements with SMS included for the entire term.

The period-over-period increase in software revenue for the nine months ended March 31, 2011 resulted from increased revenue of $9.4 million from point product arrangements with SMS included for the entire term and $0.3 million from perpetual arrangements, partially offset by decreased revenue of $8.3 million from legacy software arrangements.

In the three and nine months ended March 31, 2011, revenue from legacy software arrangements totaled $7.8 million and $19.7 million respectively.  Of the total legacy revenue, $7.4 million and $18.3 million, or 95% and 93%, respectively, related to revenue that was not recorded in prior periods due to the arrangement not meeting all of the requirements for upfront revenue recognition.  Amendments to legacy term arrangements that qualified for upfront revenue recognition in the periods totaled $0.4 million and $1.4 million, respectively.

We expect legacy software revenue to continue to decrease and be replaced with subscription or point product software revenue as legacy arrangements are renewed on our new licensing models.  Going forward, we anticipate that most of our software revenue will be generated from term license arrangements and the revenue will be recognized over the contract term.   We do not expect point products licensed on a perpetual basis to be a significant source of revenue.

Services and Other Revenue

	Three Months Ended		Period-to-Period		Nine Months Ended
	March 31,		Change		March 31,		Period-to-Period Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)				(Dollars in thousands)
Professional services revenue	$6,473	$8,819	$(2,346)	(26.6)%	$21,075	$31,351	$(10,276)	(32.8)%
SMS and other revenue	15,473	18,126	(2,653)	(14.6)	49,479	56,779	(7,300)	(12.9)
Services and other revenue	$21,946	$26,945	$(4,999)	(18.6)%	$70,554	$88,130	$(17,576)	(19.9)%
As a percent of revenue	41.7%	59.1%			48.5%	68.8%

*Not meaningful.

Professional Services Revenue

The period-over-period decreases in professional services revenue for the three and nine months ended March 31, 2011 primarily relate to decreased customer demand for professional services and higher professional services revenue deferrals.  We often compete with a number of qualified competitors when bidding for professional service contracts, particularly in developed markets where our products are well established. Having a robust network of providers that can provide professional services to support the deployment and utilization of our software is beneficial to our licensing and SMS businesses. However, this competitive environment has had an unfavorable impact on our professional services business.

Under the aspenONE subscription offering, revenue from committed professional service arrangements that are sold as a single arrangement with, or in contemplation of, a new aspenONE licensing transaction is deferred and recognized on a ratable basis over the longer of (a) the period the services are performed or (b) the term of the related software arrangement.  As our typical contract term approximates five years, professional services revenue on these types of arrangements will usually be recognized over a longer period than under the upfront revenue model.  We expect professional services deferred revenue related to new aspenONE licensing transactions to continue to grow in fiscal 2011 as the number of bundled transactions increases.  For the three and nine months ended March 31, 2011, we deferred $0.9 million and $2.0 million, respectively, for professional services bundled with aspenONE transactions.

The timing of revenue recognition on certain large arrangements can also impact the comparability of professional services revenue from period to period.  In the comparable nine month period of the prior year, we recognized approximately $3.9 million of previously deferred professional services revenue due to a large project achieving certain milestones. We did not have a significant recognition event of comparable size during the current year.

SMS and Other Revenue

SMS and other revenue decreased for the three and nine months ended March 31, 2011, primarily due to customers transitioning to the aspenONE subscription offering, and, to a lesser extent, the continued trend of customers electing to replace perpetual license arrangements with new term contracts.  Under the aspenONE subscription offering, SMS is included in subscription revenue, whereas it was presented as services and other revenue under the upfront revenue model.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)				(Dollars in thousands)
Cost of subscription and software revenue	$(1,725)	$1,437	$(3,162)	*	$2,369	$4,887	$(2,518)	(51.5)%

Gross profit	$32,380	$17,236	$15,144	*	$72,586	$35,083	$37,503	*
Gross margin	105.6%	92.3%			96.8%	87.8%

*Not meaningful.

The period-over-period decrease in cost of subscription and software revenue for the three and nine months ended March 31, 2011 was primarily due to the reversal of a previously accrued liability of $4.0 million resulting from the expiration of a technology vendor relationship, and, to a lesser extent, lower amortization expense of capitalized software. Amortization expense for capitalized software decreased compared to the prior year periods, due to previously capitalized items reaching the end of their useful life in fiscal 2011.  After excluding the impact of the reversal of the previously accrued liability in the three and nine months ended March 31, 2011, our subscription and software gross margins were consistent with the comparable prior year periods.

The cost decreases were partially offset due to a larger percentage of SMS services being provided to customers under aspenONE subscription offerings.  We allocate the portion of SMS costs associated with providing support services on our subscription products to cost of subscription and software revenue.  Prior to the introduction of the aspenONE subscription offering in fiscal 2010, no cost associated with providing SMS were included in the cost of subscription and software.  As more customers transition to the aspenONE license model, SMS costs included in cost of subscription and software will increase.

Cost of Services and Other Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)				(Dollars in thousands)
Cost of services and other revenue	$12,117	$13,237	$(1,120)	(8.5)%	$34,826	$43,725	$(8,899)	(20.4)%

Gross profit	$9,829	$13,708	$(3,879)	(28.3)%	$35,728	$44,405	$(8,677)	(19.5)%
Gross margin	44.8%	50.9%			50.6%	50.4%

Our cost of services and other revenue margins decreased to 44.8% in the third quarter of fiscal 2011, compared with 50.9% in the third quarter of fiscal 2010, primarily resulting from the migration of higher margin SMS revenue to subscription revenue under the aspenONE revenue model and lower gross margin on professional services, primarily due to current period net professional service revenue deferrals. Although the revenue related to professional services arrangements that are bundled with multi-year term license arrangements is deferred and subsequently recognized ratably over the license term, the costs associated with delivering the related services are expensed in the period incurred.  This disparity between the timing of revenue and expense recognition will continue to unfavorably impact the gross margin of our professional services business as long as net revenue deferrals remain negative.  Our cost of services and other revenue margins were 50.6% for the nine months ended March 31, 2011 and 50.4% for the comparable period of the prior year.

Since SMS revenue has a higher gross profit margin than our professional services business, we expect the reported gross profit margin of services and other revenue to decline over the next several years, as SMS revenue is reclassified to subscription revenue.

Cost of Professional Services Revenue

The largest component of the reduction in cost of services and other revenue for the three months ended March 31, 2011 pertained to our professional services business, which accounted for $0.6 million of the period-over-period decrease.  The decrease was primarily the result of the timing of expense recognition for certain engagements.

The largest component of the reduction in cost of services and other revenue for the nine months ended March 31, 2011 pertained to our professional services business, which accounted for $7.5 million of the period-over-period decrease. The decrease was primarily related to the reduction of staffing levels in the professional services organization and the timing of expense recognition on certain projects.  We reduced our staffing levels in fiscal 2010 to better align our cost structure with the decreased demand for professional services.  The cost of professional services revenue also decreased approximately $2.6 million due to the timing of expense recognition for certain engagements.

Cost of SMS and Other Revenue

Cost of SMS and other revenue decreased $0.5 million and $1.4 million for the three and nine months ended March 31, 2011, respectively, as compared to the same periods in fiscal 2010, primarily due to the presentation of SMS costs associated with providing services on our aspenONE subscription offering. As the subscription business grows, we expect the cost of SMS revenue to continue to migrate from cost of services and other revenue to cost of subscription and software revenue. Eventually, we expect the majority of our cost of SMS revenue to be presented in cost of subscription and software revenue.

Selling and Marketing Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)				(Dollars in thousands)
Selling and marketing expense	$22,922	$25,267	$(2,345)	(9.3)%	$63,227	$69,576	$(6,349)	(9.1)%
As a percent of revenue	43.6%	55.4%			43.5%	54.3%

The period-over-period decrease in selling and marketing expense for the three months ended March 31, 2011 primarily resulted from lower compensation expense of $2.0 million, including lower commissions.

The period-over-period decrease in selling and marketing expense for the nine months ended March 31, 2011 primarily resulted from lower compensation expense of $3.2 million, including lower commissions, and lower stock-based compensation expense of $2.3 million.

Research and Development Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)				(Dollars in thousands)
Research and development expense	$12,331	$12,719	$(388)	(3.1)%	$37,002	$36,128	$874	2.4%
As a percent of revenue	23.4%	27.9%			25.4%	28.2%

The period-over-period decrease in research and development expense for the three months ended March 31, 2011 primarily resulted from higher capitalized software development costs, partially offset by higher payroll and related expense.

The period-over-period increase in research and development expense for the nine months ended March 31, 2011 primarily resulted from higher payroll and benefit related costs of $2.5 million, partially offset by higher capitalized software development costs of $1.1 million and lower stock-based compensation expense of $0.8 million.

General and Administrative Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)				(Dollars in thousands)
General and administrative expense	$14,515	$12,648	$1,867	14.8%	$44,497	$47,290	$(2,793)	(5.9)%
As a percent of revenue	27.6%	27.7%			30.6%	36.9%

The period-over-period increase in general and administrative expense for the three months ended March 31, 2011, is primarily attributable to higher legal and related expenses of $3.7 million, and was partially offset by cost reductions for financial consultants of $1.8 million and lower bad debt expense due to the collection of previously reserved receivables.

The period-over-period decrease in general and administrative expense for the nine months ended March 31, 2011 is primarily attributable to cost reductions for financial consultants of $6.4 million, lower audit and related expenses of $3.0 million, lower stock-based compensation of $2.5 million and lower bad debt expense due to the collection of previously reserved receivables.  These expense reductions were partially offset by higher legal and related costs of $6.3 million and, to a lesser extent, higher payroll and benefit related expenses.

The decrease in consultants and contractors fees is the result of our effort throughout fiscal 2010 to hire full-time finance personnel to replace and further reduce our reliance on more costly external consultants.  In the first half of fiscal 2010, significant audit costs were incurred associated with the audit and filing of all of our fiscal 2009

Form 10-Q’s and Form 10-K.  By comparison, our three and nine months ended March 31, 2011 audit and related expenses were for current period filings. The increase in legal fees for the nine months ended March 31, 2011, as compared to the same period of the prior fiscal year, resulted from our increased use of external legal services.

Restructuring Charges

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)				(Dollars in thousands)
Restructuring charges	$(315)	$(43)	$(272)	*	$(160)	$260	$(420)	*
As a percent of revenue	(0.6)%	(0.1)%			(0.1)%	0.2%

*Not meaningful.

There were no new restructuring events in the nine months ended March 31, 2011.  The activity in restructuring charges for the three and nine months ended March 31, 2011 resulted from accretion and adjustments to existing facilities-related restructuring plans.

Interest Income

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)				(Dollars in thousands)
Interest income	$3,093	$4,584	$(1,491)	(32.5)%	$10,329	$15,116	$(4,787)	(31.7)%
As a percent of revenue	5.9%	10.0%			7.1%	11.8%

The period-over-period decreases in interest income for the three and nine months ended March 31, 2011 were primarily attributable to the continued decrease of our collateralized and installment receivables portfolios. We expect interest income to continue to decrease going forward.

Interest Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)				(Dollars in thousands)
Interest expense	$(1,182)	$(1,834)	$652	(35.6)%	$(4,079)	$(6,725)	$2,646	(39.3)%
As a percent of revenue	(2.2)%	(4.0)%			(2.8)%	(5.2)%

The period-over-period decreases in interest expense for the three and nine months ended March 31, 2011 were primarily attributable to lower average secured borrowing balances, resulting from the continued pay-down of our existing secured borrowing arrangements. We expect interest expense to continue to decrease going forward.

Other Income (Expense), Net

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)				(Dollars in thousands)
Other income (expense), net	$7	$(2,144)	$2,151	*	$1,936	$(97)	$2,033	*
As a percent of revenue	0.0%	(4.7)%			1.3%	(0.1)%

*Not meaningful.

Other income (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units.  Other income (expense), net also includes miscellaneous non-operating gains and losses.

For the three months ended March 31, 2011, other income, net, included a non-operating loss related to the write-down of a cost-method investment totaling $0.6 million, which was offset by foreign currency gains in the period.  For the three months ended March 31, 2010, other expense, net, included $2.2 million of currency losses.

For the nine months ended March 31, 2011, other income, net, included $2.4 million of currency gains, partially offset by the third quarter write-off of a cost method investment.  For the nine months ended March 31, 2010, other expenses, net, included $0.2 million of currency losses.

Provision for Income Taxes

	Three Months Ended		Period-to-Period		Nine Months Ended
	March 31,		Change		March 31,		Period-to-Period Change
	2011	2010	$ %		2011	2010	$	%
	(Dollars in thousands)				(Dollars in thousands)
Provision for income taxes	$361	$2,713	$(2,352)	(86.7)%	$3,358	$8,001	$(4,643)	(58.0)%
As a percent of revenue	0.7%	5.9%			2.3%	6.2%

The period-over-period decrease in the provision for income taxes for the third quarter of fiscal 2011 was primarily due to a decrease in the foreign provision for income taxes, lower foreign withholding taxes and a credit relating to an anticipated refund in a foreign entity.  We made cash payments totaling $2.0 million in the third quarter of fiscal year 2011, with no offsetting cash refunds.

The period-over-period decrease in provision for income taxes for the nine months ended March 31, 2011 was primarily due to a decrease in the foreign provision for income taxes, lower foreign withholding taxes, a credit relating to an anticipated refund in a foreign entity and lower current year expense associated with the reserve for uncertain tax positions.  We made cash payments totaling $5.0 million in the nine months ended March 31, year 2011, which were offset by cash refunds of $8.0 million.

We currently have a valuation allowance, primarily due to a history of pre-tax losses and the uncertainty of when we will achieve sustained profitability sufficient to utilize our deferred tax assets.  When we are able to reliably forecast sustained profitability, and it is more likely than not that that we will utilize our existing deferred tax assets, we will release a significant portion of our U.S. valuation allowance.  Our ability to reliably forecast and achieve sustained profitability is primarily a function of the rate at which customers renew existing term license arrangements and the rate at which we grow contract value of those arrangements.  If customer renewal and growth rates continue to trend at recent levels, we expect that we could potentially release a significant portion of our U.S. valuation allowance in the near future.  Such a release would cause a significant non-recurring tax benefit in the period of the reversal.  At June 30, 2010, our total valuation allowance was $64.1 million.

Liquidity and Capital Resources

Resources

We have historically financed our operations with cash generated from operating activities and borrowings secured by our installment receivable contracts.  As of March 31, 2011, our principal sources of liquidity consisted of $151.0 million in cash and cash equivalents.  We previously maintained a bank credit facility, which we decided not to renew or extend when it matured on February 13, 2011.

We believe our existing cash and cash equivalents and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through the financing of additional receivables or from public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to effect a receivable, equity or debt financing on terms acceptable to us or at all.

The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Nine Months Ended March 31,
	2011	2010
Cash flow provided by (used in):
Operating activities	$52,898	$24,030
Investing activities	(3,989)	(2,535)
Financing activities	(23,356)	(24,369)
Effect of exchange rates on cash balances	540	(285)
Increase (decrease) in cash and cash equivalents	$26,093	$(3,159)

Operating Activities

Cash generated by operating activities is our primary source of liquidity. Operating activities provided cash of $52.9 million during the nine months ended March 31, 2011. This amount resulted from net loss of $31.4 million, adjusted for non-cash charges of $9.2 million and a net $75.1 million source of cash due to decreases in operating assets and increases in operating liabilities.

Non-cash items within net loss for the nine months ended March 31, 2011 consisted primarily of $7.4 million of stock-based compensation and $3.9 million of depreciation and amortization and was offset by $2.3 million of net unrealized foreign currency gains.

Our cash balance increased in part due to a net $75.1 million decrease in operating assets and increase in operating liabilities. The cash generated from this change consisted of (a) decreases in installment and collateralized receivables totaling $55.2 million, (b) an increase in deferred revenue of $35.1 million, (c) a decrease in accounts receivable and unbilled receivables of $5.5 million, and (d) a decrease in prepaid expenses, other assets, and prepaid income taxes of $3.7 million.  These sources of cash were partially offset by decreases in accounts payable, accrued expenses and other liabilities and income taxes payable totaling $24.3 million.

Looking ahead, we expect to continue to generate positive cash flow from operations. We anticipate that existing cash balances, together with funds generated from operations, will be sufficient to finance our operations and meet our cash requirements for the foreseeable future.

Investing Activities

During the nine months ended March 31, 2011, we used $2.3 million of cash for capital expenditures, primarily related to computer hardware and software expenditures.  We do not currently expect our investment in capital expenditures to be materially different from our investments in prior fiscal years.  In the three and nine months ended March 31, 2011, capitalized software development costs totaled $1.3 million and $1.7 million, representing an increase of $1.1 million and $1.2 million, respectively, compared to the corresponding periods of the prior year.

Financing Activities

During the nine months ended March 31, 2011 we used $23.4 million of cash for financing activities.  We made net payments on secured borrowings of $24.2 million ($26.7 million of repayments offset by $2.5 million of proceeds); paid $4.2 million for the repurchase of our common stock; paid withholding taxes of $2.7 million on vested and settled restricted stock units; and, received proceeds of $7.7 million from the exercise of employee stock options during the nine months ended March 31, 2011.

The following schedule reconciles our net repayments on secured borrowings for the nine month period ended March 31, 2011 (in thousands):

Nine months ended March 31, 2011

Secured borrowings, as of June 30, 2010	$76,135
Secured borrowings, as of March 31, 2011	55,511
Net change in secured borrowings	(20,624)

Change in accrued expenses and other current liabilities for amounts due to financing institutions*	(3,395)
Impact of foreign currency	(145)
Net repayments on secured borrowings	$(24,164)

* Accrued expenses and other current liabilities include $4.2 million and $0.8 million for amounts due to financing institutions at June 30, 2010 and March 31, 2011, respectively.

The $24.2 million of net repayments on secured borrowings for the nine-month period ending March 31, 2011 includes net payments of $3.4 million from our accrued expenses and other current liabilities.  When previously financed receivables contracts are replaced, or “superseded”, with new arrangements, the secured borrowings collateralized by those receivables become immediately due and payable.  As a result, they are reported in accrued expenses and other current liabilities until payment is remitted to the financial institution.

Although our financing arrangements do not obligate us to replace superseded receivables, the terms on which we repurchase and replace superseded receivables make it advantageous to do so.  It is our intention to structure such replacements so that they do not result in a net increase in our secured borrowings balance, although this is not always possible, given the timing and size of the specific receivables involved.  In the nine months ended March 31, 2011, the $2.5 million of proceeds was used to replace the receivables that had been superseded in the fourth quarter of fiscal 2010 as well as other agreements superseded during fiscal year 2011. We did not have any proceeds from secured borrowings during the three months ended March 31, 2011.

We did not finance any receivables to fund operations in the nine months ended March 31, 2011, and we have not done so since the second quarter of fiscal 2008.  We expect the existing secured borrowings balances included in our consolidated balance sheet at March 31, 2011 to continue to decline during the remainder of fiscal 2011 and thereafter, as we continue the trend of not replacing securitized borrowings as they are paid down.  We have continued to reduce our secured borrowings while maintaining our cash balance (in thousands):

Consolidated Balance Sheet Data:	March 31, 2011	June 30, 2010
Cash and cash equivalents	$151,038	$124,945
Secured borrowings	55,511	76,135

Borrowings Collateralized by Receivable Contracts

We maintain arrangements with General Electric Capital Corporation and Silicon Valley Bank providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. Under these programs, we and the financial institution must agree to enter into each transaction and negotiate the amount borrowed and interest rate secured by each receivable. The customers’ payments of the underlying receivables fund the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was 8.3% at March 31, 2011.  The collateralized receivables earn interest income, and the secured borrowings accrue borrowing costs at approximately the same interest rate.

Since December 2007, we have not sold any receivables for the purpose of raising cash, but we have sold some large dollar receivables in order to fund the repurchase of several large groups of smaller receivables previously sold to the banks, for the purpose of simplifying our administration of the programs and replacing previously financed receivables that have been superseded and repurchased.

We estimate that there was approximately $28.2 million available under the Silicon Valley Bank program at March 31, 2011.  As the collection of the collateralized receivables and resulting payment of the borrowing obligation reduces the outstanding balance, the availability under the arrangement can be increased. We expect to maintain our access to cash under this arrangement.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2010-20 enhances the disclosures relating to the credit quality of financing receivables and the allowance for credit losses by requiring a greater level of disaggregated information as well as disclosure of credit quality indicators, past due information and modifications of financing receivables. The disclosures required by ASU No. 2010-20 which are as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010.  The disclosures about activity during a period are effective for interim and annual periods beginning on or after December 15, 2010. We adopted the end of reporting period disclosure requirements of ASU No. 2010-20 on December 31, 2010.  We adopted the disclosures about activity during a period on March 31, 2011. The adoption of ASU No. 2010-20 did not have a material effect on our financial position, results of operations or cash flows.

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

Foreign Currency Exposure

We conduct business on a worldwide basis and as a result, a portion of our revenues, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates.  We measure our net exposure for cash balance positions and for currency cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk.  We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so since fiscal 2008.  During the three and nine months ended March 31, 2011, our largest exposures to foreign currency exchange rates existed primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the third quarter of fiscal 2011, we recorded $0.5 million of net foreign currency exchange gains related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units.  During the third quarter of fiscal 2010, the comparative foreign currency activity for similar non-functional currency denominated transactions resulted in a loss of $2.2 million.  Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations for the third quarter of fiscal 2011 by approximately $0.7 million.

During the nine months ended March 31, 2011, we recorded $2.4 million of net foreign currency exchange gains related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities.  During the nine months ended March 31, 2010, the comparative foreign currency activity for similar non-functional currency denominated transactions resulted in a loss of $0.2 million.  Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations for the nine months ended March 31, 2011 by approximately $2.3 million.

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses, as our investments consist primarily of money market accounts.  At March 31, 2011, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Item 4.   Controls and Procedures

a)             Disclosure controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management’s Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)             Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

c)              Remediation Efforts

In the third quarter of fiscal 2011, we continued to implement the following measures that we initiated in fiscal 2010 to improve our internal controls over the financial reporting process. We plan to further enhance these measures in the last quarter of fiscal 2011.

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

d)             Remediation Plans

We have made no significant changes in our remediation plans during the quarter ended March 31, 2011 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our “Remediation Plans,” please refer to Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Relatedly, on November 11, 2009, we filed a request for arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of our agreement and that our termination of our agreement was lawful, and seeking damages for ATME’s willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against us seeking a declaratory judgment that we unlawfully terminated our agreement with ATME and seeking damages for breach of contract by reason of our purported unlawful termination of our agreement. Our reply to those counterclaims was filed on December 18, 2009. Pursuant to a procedural order issued by the arbitral tribunal, a hearing was conducted between January 24, 2011 and February 2, 2011, and a supplemental hearing is scheduled for June 2011.

We expect a determination to be made in the first half of fiscal 2012 with respect to the pending arbitration. However, we can provide no assurance as to the actual timing or outcome of the arbitration. In general, there is no provision for either party to appeal the determination reached. The reseller agreement with ATME contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee is to be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of ATME, as well as ATME’s actual financial performance. Based on the formula and the financial information provided to us by ATME, which we have not verified independently, a calculation based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement, no termination fee is owed on termination for material breach. If we are found to have breached the terms of our agreement with ATME, we could be liable for damages including the termination fee, the amount of which may be greater or less than the number indicated above. We intend to continue to pursue our claims against ATME, and to defend the counterclaim by ATME, vigorously.

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

Other Proceedings

In the ordinary course of business, we are also from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation, including proceedings we have instituted to enforce our intellectual property rights, and other intellectual property, commercial and miscellaneous matters. These matters include an April 2004 claim by a customer for approximately $5.0 million that certain of our software products and implementation services failed to meet the customer’s expectations.  The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors.

While the outcome of these proceedings and claims identified above cannot be predicted with certainty, there are no other matters, as of March 31, 2011, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

Our revenue and net income for fiscal 2010 and the nine months ended March 31, 2011 were, and for the foreseeable future will be, adversely affected by the transition to our aspenONE subscription offering.

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

As a result of the transition to our aspenONE subscription offering and the inclusion of SMS for the entire term of our point product arrangements, our revenue for fiscal 2010 and the first nine months of fiscal 2011 was significantly less than the level achieved in the preceding years and we expect our license revenue will remain below that level for several more years. Our aspenONE subscription offering makes it difficult for us to increase our license revenue rapidly through additional bookings in a period, as license revenue from new customers will be recognized over the applicable license term. Similarly, the full effect of a decline in bookings in any period would not be fully recognized in our revenue for that period, but would negatively affect revenue in subsequent quarters. Moreover, the marked decrease in revenue levels following our introduction of our aspenONE subscription offering will not result in, or be accompanied by, a corresponding reduction in operating expenses. As a result, the change to our aspenONE subscription offering will result in our reporting not only significantly lower revenue but also large operating losses for at least the near term and potentially several years. A number of the measures of financial performance calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and typically considered by investors for technology companies like ours will be of limited value in assessing our performance, growth and financial condition for the foreseeable future. Our announcement of GAAP-based operating results, as well as our lack of visibility into future operating results, may have a significant adverse effect on the price of our common stock.

In preparing our consolidated financial statements, our management identified two material weaknesses in our internal control over financial reporting, and our failure to remedy these or other material weaknesses identified as of March 31, 2011 could result in material misstatements in our financial statements and the loss of investor confidence in our reported financial information.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. Our management identified two material weaknesses in our internal control over financial reporting as of March 31, 2011. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified by management as of March 31, 2011 consisted of inadequate and ineffective controls over income tax accounting and disclosure and controls over the recognition of professional services revenue. As a result of these material weaknesses, our management concluded as of September 30, 2010 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

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

Relatedly, on November 11, 2009, we filed a request for arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO. Our request for arbitration asserted claims against ATME seeking a declaration that ATME committed a material breach of our agreement and that our termination of our agreement was lawful, and seeking damages for ATME’s willful misconduct in connection with the reseller relationship. On November 18, 2009, ATME filed its answer to that request for arbitration and asserted counterclaims against us seeking a declaratory judgment that we unlawfully terminated our agreement with ATME and seeking damages for breach of contract by reason of our purported unlawful termination of our agreement. Our reply to those counterclaims was filed on December 18, 2009.  Pursuant to a procedural order issued by the arbitral tribunal, a hearing was conducted between January 24, 2011 and February 2, 2011, and a supplemental hearing is scheduled for June 2011.

We expect a determination to be made in the first half of fiscal 2012 with respect to the pending arbitration. However, we can provide no assurance as to the actual timing or outcome of the arbitration. In general, there is no provision for either party to appeal the determination reached. The reseller agreement with ATME contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee is to be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of ATME, as well as ATME’s actual financial performance. Based on the formula and the financial information provided to us by ATME, which we have not verified independently, a calculation based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement, no termination fee is owed on termination for material breach. If we are found to have breached the terms of our agreement with ATME, we could be found liable for damages including the termination fee, the amount of which may be greater or less than the number indicated above.

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

As of March 31, 2011, we had 28 offices in 24 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for a significant amount of our total revenue in the first nine months of fiscal 2011, and in fiscal 2010. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

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

We are subject to a lawsuit by a purchaser of our shares in a private placement.

We are subject to a lawsuit by a purchaser of our shares in a private placement.  Resolution of this type of matter can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in litigation and other proceedings. Moreover, our potential liabilities in this type of action could be subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we could be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows and financial condition.

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

Any errors, defects, performance problems or other failures of our software could result in significant liability to us for damages or for violations of environmental, safety and other laws and regulations. Our software products and implementation services could give rise to warranty and other claims. In the ordinary course of business, we are from time to time involved in lawsuits or claims relating to our products or services.  These matters include an April 2004 claim by a customer for approximately $5.0 million that certain of our software products and implementation services failed to meet the customer’s expectations. We are unable to determine whether resolution of any of these matters will have a material adverse impact on our financial position, cash flows or results of operations, or, in many cases, reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters.

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

In the nine months ended March 31, 2011, 21.7% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. Over recent months, the value of foreign currencies against the U.S. dollar has fluctuated dramatically. Since late fiscal 2008, we have not entered into derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

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

The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of our technology or independent development by others of technologies that are substantially equivalent or superior to our technology. Our intellectual property rights may expire or be challenged, invalidated or infringed upon by third parties or we may be unable to maintain, renew or enter into new licenses on commercially reasonable terms. Any misappropriation of our technology or development of competitive technologies could harm our business and could diminish or cause us to lose the competitive advantages associated with our proprietary technology, and could subject us to substantial costs in protecting and enforcing our intellectual property rights, including proceedings we have instituted to enforce our intellectual property rights, and/or temporarily or permanently disrupt our sales and marketing of the affected products or services. The laws of some countries in which our products are licensed do not protect our intellectual property rights to the same extent as the laws of the United States. Moreover, in some non-U.S. countries, laws affecting intellectual property rights are uncertain in their application, which can affect the scope of enforceability of our intellectual property rights.

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

The equity markets have from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, and those fluctuations often have been unrelated to the operating performance of particular companies. In addition, factors such our aspenONE subscription offering, our financial performance, the variability of earnings associated with the potential release of a significant portion of our U.S. valuation allowance, announcements of technological innovations or new products by us or our competitors, and market conditions in the computer software or hardware industries, may have a significant impact on the market price of our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the quarter ended March 31, 2011 of shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 to 31, 2011	41,600	$13.08	41,600
February 1 to 28, 2011	43,300	$15.46	43,300
March 1 to 31, 2011	115,600	$14.77	115,600
Totals	200,500	$14.57	200,500	$35,837,242

(1)          As of March 31, 2011, we had repurchased an aggregate of 296,730 shares of our common stock pursuant to the repurchase program that we publicly announced on November 2, 2010 (the “Program”).

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

ASPEN TECHNOLOGY, INC.

Date: May 3, 2011	By:	/s/ MARK E. FUSCO
Mark E. Fusco
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2011	By:	/s/ MARK P. SULLIVAN
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