Form 10-Q
period 2011-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2011-11-01
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

As of October 24, 2011, there were 93,909,310 shares of the registrant's common stock (par value $0.10 per share) outstanding.

Our registered trademarks include aspenONE, ASPEN PLUS, ASPENTECH, the AspenTech logo, DMCPLUS, HTFS, HYSYS and INFOPLUS.21.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended
	September 30,
	2011	2010
Revenue:
Subscription and software	$31,910	$18,967
Services and other	19,315	24,133
Total revenue	51,225	43,100
Cost of revenue:
Subscription and software	2,724	2,122
Services and other	11,097	11,126
Total cost of revenue	13,821	13,248
Gross profit	37,404	29,852
Operating expenses:
Selling and marketing	23,446	20,351
Research and development	13,769	12,575
General and administrative	15,887	16,557
Restructuring charges	(73)	77
Total operating expenses	53,029	49,560
Loss from operations	(15,625)	(19,708)
Interest income	2,231	3,702
Interest expense	(1,092)	(1,244)
Other (expense) income, net	(2,032)	2,664
Loss before income taxes	(16,518)	(14,586)
(Benefit from) provision for income taxes	(4,782)	882
Net loss	$(11,736)	$(15,468)
Loss per common share:
Basic	$(0.12)	$(0.17)
Diluted	$(0.12)	$(0.17)
Weighted average shares outstanding:
Basic	94,065	92,689
Diluted	94,065	92,689

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	September 30,	June 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$145,356	$149,985
Accounts receivable, net	21,998	27,866
Current portion of installments receivable, net	38,199	38,703
Current portion of collateralized receivables, net	16,165	15,748
Unbilled services	1,716	2,319
Prepaid expenses and other current assets	9,259	10,819
Prepaid income taxes	1,155	1,151
Deferred income taxes- current	7,271	7,272
Total current assets	241,119	253,863
Non-current installments receivable, net	40,566	47,773
Non-current collateralized receivables, net	7,604	9,291
Property, equipment and leasehold improvements, net	6,205	6,730
Computer software development costs, net	2,489	2,813
Goodwill	17,791	18,624
Deferred income taxes- non-current	74,426	69,242
Other non-current assets	3,857	3,639
Total assets	$394,057	$411,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured borrowings	$16,615	$15,756
Accounts payable	4,789	2,099
Accrued expenses and other current liabilities	54,886	64,467
Income taxes payable	483	672
Deferred revenue	97,036	90,681
Total current liabilities	173,809	173,675
Long-term secured borrowings	8,194	9,157
Long-term deferred revenue	38,783	38,262
Other non-current liabilities	31,816	33,078
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.10 par value—
Authorized— 3,636 shares at September 30, 2011 and June 30, 2011
Issued and outstanding— none at September 30, 2011 and June 30, 2011	-	-
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares
Issued— 95,356,577 shares at September 30, 2011 and 94,939,400 shares at June 30, 2011
Outstanding— 94,068,547 shares at September 30, 2011 and 94,238,370 shares at June 30, 2011	9,536	9,494
Additional paid-in capital	535,707	530,996
Accumulated deficit	(393,007)	(381,271)
Accumulated other comprehensive income	8,922	9,115
Treasury stock, at cost—1,288,030 shares of common stock at September 30, 2011 and 701,030 at June 30, 2011	(19,703)	(10,531)
Total stockholders’ equity	141,455	157,803
Total liabilities and stockholders' equity	$394,057	$411,975

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,736)	$(15,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,412	1,361
Net foreign currency loss (gain)	1,275	(2,179)
Stock-based compensation	3,708	2,697
Deferred income taxes	(5,354)	46
Provision for bad debts	150	717
Other non-cash activities	13	-
Changes in assets and liabilities:
Accounts receivable	5,594	5,241
Unbilled services	611	(287)
Prepaid expenses, prepaid income taxes, and other assets	1,187	4,791
Installments and collateralized receivables	8,329	11,901
Accounts payable, accrued expenses, and other liabilities	(6,898)	(16,438)
Deferred revenue	6,982	14,006
Net cash provided by operating activities	5,273	6,388
Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(386)	(588)
Capitalized computer software development costs	(200)	(176)
Net cash used in investing activities	(586)	(764)
Cash flows from financing activities:
Exercise of stock options and warrants	2,232	137
Proceeds from secured borrowings	1,408	1,924
Repayments of secured borrowings	(2,232)	(9,341)
Repurchases of common stock	(9,172)	-
Payment of tax withholding obligations related to restricted stock	(1,187)	(796)
Net cash used in financing activities	(8,951)	(8,076)
Effects of exchange rate changes on cash and cash equivalents	(365)	668
Decrease in cash and cash equivalents	(4,629)	(1,784)
Cash and cash equivalents, beginning of period	149,985	124,945
Cash and cash equivalents, end of period	$145,356	$123,161

Supplemental disclosure of cash flow information:
Interest paid	$1,092	$1,581
Income tax paid (refunded), net	631	(6,496)

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements (Interim Financial Statements) of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We condensed or omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such Interim Financial Statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these Interim Financial Statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2011, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for subsequent quarters or for the full fiscal year.

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

2.   Significant Accounting Policies

Overview of Licensing Model Changes

Transition to the aspenONE Subscription Offering

Prior to fiscal 2010, we offered term or perpetual licenses to specific products or specifically defined sets of products, which we refer to as point products. The majority of our license revenue was recognized under an “upfront revenue model,” in which the net present value of the aggregate license fees was recognized as revenue upon shipment of the point products. Customers typically received one year of post-contract support, or SMS, with their license agreements and then could elect to renew SMS annually. Revenue from SMS was recognized ratably over the period which the SMS was delivered.

In fiscal 2010 we began offering our aspenONE software as a subscription model, which allows our customers access to all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). SMS is included for the entire arrangement and customers are entitled to any software products or updates introduced into the licensed suite. Revenue is recognized over the term of a license agreement on a subscription, or ratable basis. We also continued to offer customers the ability to license point products, but since fiscal 2010, have included SMS for the term of the agreement. In fiscal 2010 and 2011, revenue from point product arrangements was generally recognized on the due date of each annual installment, provided all other revenue recognition requirements were met.

Introduction of our Enhanced SMS Offering

In July 2011, we introduced an enhanced SMS offering to provide more value to our customers. As part of this offering, customers receive 24x7 support, faster response times, dedicated technical advocates and access to web-based training modules. The enhanced SMS offering is being provided to new and existing customers of both our aspenONE subscription offering and customers who have licensed point products with SMS included for the term of the arrangement.  Our legacy annually renewable SMS offering continues to be available to customers with term or perpetual license agreements signed prior to fiscal 2010.

The introduction of our enhanced SMS offering has resulted in a change to the revenue recognition of point product arrangements that include SMS for the term of the arrangement.  Beginning in fiscal 2012, the revenue associated with point product arrangements that include the enhanced SMS offering is being recognized on a ratable basis, whereas prior to fiscal 2012, revenue was recognized under the residual method, as payments became due.  The introduction of our enhanced SMS offering did not change the revenue recognition for our aspenONE subscription arrangements.

Impact of Licensing Model Changes

The principal accounting implications of our licensing model changes are as follows:

•
The majority of our license revenue is no longer recognized on an upfront basis. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed.  Accordingly, our product-related revenue for fiscal 2010, 2011 and the three months ended September 30, 2011 was significantly less than the level achieved in the fiscal years preceding our licensing model change.

•	Because the timing of our incurrence of operating costs has not changed, the lower levels of revenue expected over the next few years may result in operating losses.

•
Over the next several years, we expect substantially all of our customers to transition to term arrangements which include SMS for the contract term. During this transition period, we may continue to have arrangements where the software element will be recognized upfront, including perpetual licenses and amendments to existing legacy term arrangements. However, we do not expect revenue related to these sources to be significant in relation to our total revenue.

Revenue Recognition

We generate revenue from the following sources: (1) licensing software products; (2) providing SMS and training; and (3) providing professional services. We sell our software products to end users under fixed-term and perpetual licenses. As a standard business practice, we offer extended payment term options for our fixed-term license arrangements, which are generally payable on an annual basis. Certain of our fixed-term license agreements include product mixing rights that allow customers the flexibility to change or alternate the use of multiple products included in the license arrangement after those products are delivered to the customer. We refer to these arrangements as token arrangements. Tokens are fixed units of measure. The amount of software usage is limited by the number of tokens purchased by the customer.

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

With the introduction of our aspenONE subscription offering and the changes to the licensing terms of our point products arrangements sold on a fixed-term basis, we cannot assert that the fees in these new arrangements are fixed or determinable because the rights provided to customers and the economics of the arrangements are not comparable to our historical transactions with other customers under the upfront revenue model. As a result, the amount of revenue recognized for these arrangements is limited by the amount of customer payments that become due. For our term arrangements sold with SMS included for the term of the arrangement, this generally results in the fees being recognized ratably over the contract term.

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

Vendor-Specific Objective Evidence of Fair Value

We have established vendor-specific objective evidence of fair value, or VSOE, for certain SMS offerings and for professional services, but not for our software products or our new enhanced SMS offering. We assess VSOE of fair value for SMS and professional services based on an analysis of standalone sales of SMS and professional services, using the bell-shaped curve approach. We do not have a history of selling our enhanced SMS offering to customers on a stand-alone basis, and as a result are unable to establish VSOE of fair value for this new deliverable.

We allocate the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual and term licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. If VSOE does not exist for an undelivered element in an arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier.  Under the upfront revenue model, the residual license fee is recognized upfront upon delivery of the software provided all other revenue recognition criteria were met. Arrangements that qualify for upfront recognition include sales of perpetual licenses and amendments to existing legacy term arrangements.

Subscription and Software Revenue

Subscription and software revenue consists of product and related revenue from the following sources:

(i)	aspenONE subscription arrangements;

(ii)	fixed-term arrangements for point product licenses with our enhanced SMS offering included for the contract term (refered to as point product arrangements with enhanced SMS);

(iii)
upfront amendments to legacy term arrangements (refered to as upfront legacy amendments) and legacy arrangements that are being recognized over time as a result of not previously meeting one or more of the requirements for recognition under the upfront revenue model (referred to as legacy arrangements); and,

(iv)	perpetual arrangements.

When a customer elects to license our products under our aspenONE subscription offering, our enhanced SMS offering is included for the entire term of the arrangement and the customer receives, for the term of the arrangement, the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. These agreements combine the right to use all software products within a given product suite with SMS for the term of the arrangement. Due to our obligation to provide unspecified future software products and updates, we are required to recognize the total revenue ratably over the term of the license, once the four revenue recognition criteria noted above are met.

Our point product arrangements with enhanced SMS also include SMS for the term of the arrangement.  Since we do not have VSOE for our enhanced SMS offering, the SMS element of our point product arrangements is not separable.  As a result, the total revenue is also recognized ratably over the term of the arrangement, once the four revenue recognition criteria are met.

Perpetual license, legacy arrangements and upfront legacy amendments do not include the same rights as those provided to customers under the subscription-based licensing model.  We continue to have VSOE for the legacy SMS offering provided in support for these license arrangements and can therefore separate the undelivered elements.  Accordingly, the license fees for perpetual licenses, legacy amendments, and upfront legacy arrangements continue to be recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements are met.

Results of Operations Classification - Subscription and Software Revenue

Prior to fiscal 2012, subscription and software revenue were each classified separately on our statements of operations, because each type of revenue had different revenue recognition characteristics, and the amount of revenue attributable to each was material in relation to our total revenues.  Additionally, we were able to separate the residual amount of software revenue related to the software component of our point product arrangements which included SMS for the contract term, based on the VSOE of fair value for the SMS element.

As a result of the introduction of our enhanced SMS offering in fiscal 2012, the majority of our product-related revenue is now recognized on a ratable basis, over the term of the arrangement.  Additionally, we do not expect residual revenue from upfront legacy amendments, legacy arrangements and perpetual arrangements to represent a material portion of our revenue during fiscal 2012 and beyond. Since the distinction between subscription and point product ratable revenue does not represent a meaningfully difference from either a line of business or revenue recognition perspective, we have combined our subscription and software revenue into a single line item on our statements of operations beginning in the first quarter of fiscal 2012.

The following table summarizes the changes to our revenue classifications and the timing of revenue recognition of subscription and software revenue for fiscal 2012 compared to fiscal 2011 and fiscal 2010.  Ratable revenue refers to product revenue that is recognized evenly over the term of the related agreement, beginning when the first payment becomes due.  The residual method refers to the recognition of the difference between the total arrangement fee and the undiscounted VSOE of fair value for the undelivered element, assuming all other revenue recognition requirements have been met.

	Revenue Classification in Income Statement		Revenue Recognition Methodology
	Fiscal 2012	Fiscal 2011 and 2010	Fiscal 2012	Fiscal 2011 and 2010
Type of Revenue:
aspenONE subscription	Subscription and software	Subscription	Ratable	Ratable
Point products
- Software	Subscription and software	Software	Ratable	Residual method
- Bundled SMS	Subscription and software	Services and other	Ratable	Ratable
Other
- Upfront legacy amendments and legacy arrangements	Subscription and software	Software	Residual method	Residual method
- Perpetual arrangements	Subscription and software	Software	Residual method	Residual method

The following table reconciles the amount of revenue recognized for the first quarter of fiscal 2012 and 2011, based on the revenue recognition methodology.  As illustrated below, the introduction of our enhanced SMS offering in fiscal 2012 has resulted in a substantial majority of our subscription and software revenue being recognized on a ratable basis in fiscal 2012.

	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		% of Total
Subscription and software revenue:
Ratable (1)	$28,455	$9,656	89.2%	50.9%
Residual method (2)	3,455	9,311	10.8	49.1
Total subscription and software revenue	$31,910	$18,967	100.0%	100.0%

(1)   In the first quarter of fiscal 2011, the fair value of the SMS element of point product arrangements totaled $0.4 million and was presented in the statements of operations as services and other revenue.  For fiscal 2012, the fee attributable to the SMS in point product arrangements is no longer separable, because we are unable to establish VSOE of fair value, and as a result, is included within ratable revenue.

(2) Residual method revenue detail	Three Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Residual method revenue:
Point products - Software	*	$5,611
Upfront legacy amendments and legacy arrangements	3,115	2,831
Perpetual arrangements	340	869
Total residual method revenue	$3,455	$9,311

* In fiscal 2012, the total combined arrangement fee (which includes the fee attributable to SMS) for point product arrangements with enhanced SMS is recognized on a ratable basis.

Services and Other

SMS Revenue

SMS revenue includes the maintenance revenue recognized from arrangements for which we continue to have VSOE for the undelivered SMS offering.  For arrangements sold with our legacy SMS offering, SMS renewals are at the option of the customer, and the fair value of SMS is deferred and subsequently amortized into services and other revenue in the consolidated statement of operations over the contractual term of the SMS arrangement.

For arrangements executed under the aspenONE subscription offering and for point product arrangements with enhanced SMS, we have not established VSOE for the SMS deliverable. As a result, the revenue related to the SMS element of these transactions is reported in subscription and software revenue in the consolidated statements of operations.

Professional Services

Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis. We allocate the fair value of our professional services that are bundled with non-aspenONE subscription arrangements, and generally recognize the related revenue as the services are performed, assuming all other revenue recognition criteria have been met. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred, to the total estimated project costs. Professional services revenue is recognized within services and other revenue in the statement of operations. Project costs are based on standard rates, which vary by the consultant’s professional level, plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. Project costs are typically expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, we believe that costs are the best available measure of performance. Out-of-pocket expenses which have been reimbursed by customers are recorded as revenue.

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

Deferred Revenue

Under the upfront revenue model, a portion of the arrangement fee is generally recorded as deferred revenue due to the inclusion of an undelivered element, typically our legacy SMS offering. The amount of revenue allocated to undelivered elements is based on the VSOE of fair value for those elements using the residual method and is earned and recognized as revenue as each element is delivered. Deferred revenue related to these transactions generally consists of SMS and represents payments received in advance of services rendered as of the balance sheet dates.

For arrangements under the aspenONE subscription offering and for point product arrangements with enhanced SMS, VSOE of fair value does not exist for the undelivered elements, and as a result, we are required to recognize the arrangement fees ratably (i.e., on a subscription basis) over the term of the license. Therefore, deferred revenue is recorded as each payment comes due and revenue is recognized ratably over the associated license period.

Installments Receivable

Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates (generally 8% to 9%) at the date the contract is signed, based on the customers’ credit rating. Finance fees are recognized using the effective interest method over the relevant license term and are classified as interest income. Installments receivable are split between current and non-current in our condensed consolidated balance sheets based on the maturity date of the related installment. Non-current installments receivable consist of receivables with a due date greater than one year from the period-end date. Current installments receivable consist of invoices with a due date of less than one year but greater than 45 days from the period-end date. Once an installments receivable invoice becomes due within 45 days, it is reclassified as a trade accounts receivable on our condensed consolidated balance sheet. As a result, we did not have any past due installments receivable as of September 30, 2011.

Our non-current installments receivable are within the scope of Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As our portfolio of financing receivables arise from the sale of our software licenses, the methodology for determining our allowance for doubtful accounts is based on the collective population and is not stratified by class or portfolio segment. We consider factors such as existing economic conditions, country risk, and customers’ past payment history in determining our allowance for doubtful accounts. We reserve against our installments receivable when the related trade accounts receivable have been past due for over a year, or when there is a specific risk of uncollectability. Our specific reserve reflects the full value of the related installments receivable for which collection has been deemed uncertain. Our specific reserve represented 93% and 92% of our total installments receivable allowance for doubtful accounts at September 30, 2011 and June 30, 2011, respectively. In instances when an installment receivable that is reserved against ages into trade accounts receivable, the related reserve is transferred to our trade accounts receivable allowance.

 We write-off receivables when they have been deemed uncollectable, based on our judgment. In instances when we write-off specific customers’ trade accounts receivable, we also write-off any related current and non-current installments receivable balances. Any incremental interest income for installments receivable that has been reserved against is offset by an additional provision to the allowance for doubtful accounts.

The following table summarizes our net current and non-current installments receivable, net of related unamortized discount and allowance for doubtful accounts balances at September 30, 2011 and June 30, 2011 (dollars in thousands) :

	Current	Non-current	Total
September 30, 2011
Installments receivable, gross	$40,523	$46,533	$87,056
Less: Unamortized discount	(1,664)	(5,896)	(7,560)
Less: Allowance for doubtful accounts	(660)	(71)	(731)
Installments receivable, net	$38,199	$40,566	$78,765

June 30, 2011
Installments receivable, gross	$41,407	$55,277	$96,684
Less: Unamortized discount	(1,937)	(7,383)	(9,320)
Less: Allowance for doubtful accounts	(767)	(121)	(888)
Installments receivable, net	$38,703	$47,773	$86,476

The following table shows a rollforward of our current and non-current allowance for doubtful accounts for the installments receivable balances during the periods ending September 30, 2011 and 2010, respectively (dollars in thousands):

	Current	Non-current	Total

September 30, 2011
Balance at June 30, 2011	$767	$121	$888
Transfers to trade accounts receivable	(41)	-	(41)
Transfers from non-current to current	-	-	-
Write-offs	(19)	(21)	(40)
Recoveries of previous write-offs	-	-	-
Provision for bad debts	(47)	(29)	(76)
Balance at September 30, 2011	$660	$71	$731

September 30, 2010
Balance at June 30, 2010	$1,119	$1,196	$2,315
Transfers to trade accounts receivable	(70)	-	(70)
Transfers from non-current to current	26	(26)	-
Write-offs	-	-	-
Recoveries of previous write-offs	-	-	-
Provision for bad debts	91	26	117
Balance at September 30, 2010	$1,166	$1,196	$2,362

Our installments receivable balance will continue to decrease over time, as licensing agreements previously executed under our upfront revenue model reach the end of their terms and are renewed under our new licensing model. Under the aspenONE subscription offering and for point product arrangements with enhanced SMS, payment amounts under extended payment term arrangements are not presented in the condensed consolidated balance sheets as the related arrangement fees are not fixed or determinable. Accordingly, future installments under our new licensing model are not considered financing receivables.

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

Other

For further information with regard to our “Significant Accounting Policies,” please refer to Note 2 of our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

3.  Goodwill

The changes in the carrying amount of goodwill by reporting unit for the three months ended September 30, 2011 were as follows (dollars in thousands):

	Reporting Unit
		Professional	Maintenance
Asset Class	License	Services	and Training	Total
Balance as of June 30, 2011
Goodwill	$68,049	$5,102	$16,144	$89,295
Accumulated impairment losses	(65,569)	(5,102)	-	(70,671)
	$2,480	$-	$16,144	$18,624

Effect of changes in currency translation	(7)	-	(826)	(833)

Balance as of September 30, 2011
Goodwill	$68,042	$5,102	$15,318	$88,462
Accumulated impairment losses	(65,569)	(5,102)	-	(70,671)
	$2,473	$-	$15,318	$17,791

We test goodwill for impairment annually (or more often if impairment indicators arise), at the reporting unit level using a fair value- based approach in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other. We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount of impairment, if any, is measured based upon the implied fair value of goodwill at the valuation date.

Fair value of a reporting unit is determined using a combined weighted average of a market-based (utilizing fair value multiples of comparable publicly traded companies) and an income-based approach (utilizing discounted projected cash flows). In applying the income-based approach, we make assumptions about the amount and timing of future expected cash flows, growth rates and appropriate discount rates. The amount and timing of future cash flows are based on our most recent long-term financial projections. The discount rate is determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflects the risks associated with achieving future cash flows.

We performed our annual impairment test for each reporting unit as of December 31, 2010 and determined that their estimated fair values substantially exceeded the carrying values. As such, no impairment losses were recognized as a result of the analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.  No triggering events indicating goodwill impairment occurred during the three months ended September 30, 2011.

4.   Income Taxes

Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the statutory tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of future taxable income, the ability to utilize tax credits, and the timing of the temporary differences becoming deductible.  Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations of availability of net operating loss carry-forwards, and other matters in making this assessment.

Based on our evaluation of the realizability of our deferred tax assets in future years, a significant portion of the U.S. valuation allowance was reversed during the year ended June 30, 2011 due to our projection of future taxable income. A valuation allowance has been retained in the U.S. for certain R&D credits that are anticipated to expire unused and for a deferred tax asset on unrealized capital losses. A valuation allowance has also been retained on certain foreign subsidiary net operating loss (“NOL”) carryfowards because it is more likely than not that a benefit will not be realized. At September 30, 2011 and June 30, 2011, our total valuation allowance was $8.3 million and $8.0 million, respectively.

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

We are continuously subject to examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities may challenge certain deductions and credits reported by us on our income tax returns. We account for uncertain tax positions pursuant to FIN 48, Accounting for Uncertain Tax Positions, (currently included as provisions of ASC Topic 740, Income Taxes), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under this guidance, an entity should recognize a tax benefit when it is more-likely-than-not, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, if the more-likely-than-not threshold is passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, de-recognition or measurement of a tax position should be recorded in the period in which the change occurs. We account for interest and penalties related to uncertain tax positions as part of the provision for income taxes.

5.   Fair Value Measurements

We determine fair value utilizing a fair value hierarchy that ranks the quality and reliability of the information used in its determination. Fair values determined using Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Fair values determined using Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves for similar assets and liabilities.

Cash equivalents of $128.0 million and $139.0 million as of September 30, 2011, and June 30, 2011, respectively, are reported at fair value utilizing quoted market prices in identical markets, or Level 1 inputs. Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Financial instruments not measured or recorded at fair value in the accompanying financial statements consist of accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings. The estimated fair value of accounts receivable, installments receivable, collateralized receivables and accounts payable approximates their carrying value. The estimated fair value of secured borrowings exceeds the carrying value by $0.7 million and $1.1 million as of September 30, 2011 and June 30, 2011, respectively. The fair value of secured borrowings was calculated using the market approach, utilizing interest rates that were indirectly observable in markets for similar liabilities, or Level 2 inputs.

6.  Supplementary Balance Sheet Information

The following table summarizes our accounts receivable and collateralized receivables balances, net of the related allowance for doubtful accounts and unamortized discount, as of September 30, 2011 and June 30, 2011 (dollars in thousands). Refer to Note 2 for a summary of our installments receivable balances.  Collateralized receivables are presented on the consolidated balance sheet and in the table below, net of discounts for future interest established at inception of the installment arrangement and carry terms of up to five years.

		Unamortized
	Gross	Discounts	Allowance	Net

September 30, 2011
Accounts Receivable	$23,855	$-	$1,857	$21,998

Collateralized Receivable
Current	16,627	462	-	16,165
Non-current	8,340	736	-	7,604
	$24,967	$1,198	$-	$23,769

June 30, 2011
Accounts Receivable	$29,750	$-	$1,884	$27,866

Collateralized Receivable
Current	16,371	623	-	15,748
Non-current	10,320	1,029	-	9,291
	$26,691	$1,652	$-	$25,039

Accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (dollars in thousands):

	September 30, 2011	June 30, 2011
Royalties and outside commissions	$2,859	$3,158
Payroll and payroll-related	10,843	20,510
Restructuring accruals	3,217	3,259
Amounts due to financing institutions	25,297	26,038
Other	12,670	11,502
Accrued expenses and other current liabilities	$54,886	$64,467

Current liabilities for amounts due to financing institutions totaled $25.3 million at September 30, 2011 and $26.0 million at June 30, 2011.  The balance is primarily attributable to amounts due to a financing institution for a large previously financed arrangement, which was superseded by the customer in fiscal 2011. The arrangement has not yet been repaid or replaced to the financing institution.

Other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (dollars in thousands):

	September 30, 2011	June 30, 2011
Restructuring accruals	$106	$942
Deferred rent	2,070	2,139
Royalties and outside commissions	454	603
Other *	29,186	29,394
Total other non-current liabilities	$31,816	$33,078

*
Other is comprised primarily of our reserve for uncertain tax liabilities (including accrued interest and penalties) of $28.1 million and $28.3 million as of September 30, 2011 and June 30, 2011, respectively.

7.  Stock-Based Compensation

General Award Terms

We issue stock options and restricted stock units to our employees and outside directors, pursuant to stockholder approved stock option plans. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those options generally vest over four years and have 7 or 10-year contractual terms. Restricted stock units (RSUs) generally vest over four years. Historically, our practice has been to settle stock option exercises and restricted stock vesting through newly- issued shares.

Stock-Based Compensation Accounting

Our stock based compensation is principally accounted for as awards of equity instruments. Our policy is to issue new shares upon the exercise of stock awards. We adopted the simplified method related to accounting for the tax effects of share- based payment awards to employees under ASC Topic 718, Compensation—Stock Compensation (ASC 718). We use the “with-and-without” approach for determining if excess tax benefits are realized under ASC 718.

We utilize the Black-Scholes option valuation model for estimating the fair value of options granted. The Black-Scholes option valuation model incorporates assumptions regarding expected stock price volatility, the expected life of the option, the risk-free interest rate, dividend yield and the market value of our common stock. The expected stock price volatility is determined based on our stock’s historic prices over a period commensurate with the expected life of the award. The expected life of an option represents the period for which options are expected to be outstanding as determined by historic option exercises and cancellations.  The risk- free interest rate is based on the U.S. Treasury yield curve for notes with terms approximating the expected life of the options granted. The expected dividend yield is zero, based on our history and expectation of not paying dividends on common shares. We recognize compensation costs on a straight-line basis over the requisite service period for time-vested awards.

The weighted average estimated fair value of awards granted during the three months ended September 30, 2011 and 2010 was $6.46 and $4.83, respectively.  We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended September 30,
	2011	2010
Risk-free interest rate	1.2%	1.4%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.6	4.5
Expected volatility factor	49.6%	52.9%

The stock-based compensation expense and its classification (dollars in thousands) in the condensed consolidated statements of operations for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
Recorded as expense:	2011	2010
Cost of service and other	$303	$253
Selling and marketing	1,170	896
Research and development	348	289
General and administrative	1,887	1,259
Total stock-based compensation	$3,708	$2,697

A summary of stock option and RSU activity under all equity plans for the three months ended September 30, 2011 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000's)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2011	4,724,305	$7.64		$45,058	1,338,376	$10.19
Granted	751,072	15.50			893,107	15.50
Settled(RSUs)	-	-			(248,703)	11.78
Exercised	(243,024)	9.17			-
Cancelled/Forfeited	(24,309)	10.28			(37,552)	10.73
Outstanding at September 30, 2011	5,208,044	$8.69	5.5	$34,434	1,945,228	$12.41

Exercisable at September 30, 2011	3,872,167	$7.07	4.2	$31,775	-	-

Vested and expected to vest as of September 30, 2011	5,035,652	$8.53	5.3	$34,091	1,684,334	$12.42

The weighted average grant-date fair value of RSUs granted during the three months ended September 30, 2011 and 2010 was $15.50 and $10.93, respectively. During the three months ended September 30, 2011 and 2010, the total fair value of shares vested from RSU grants was $3.8 million and $2.4 million, respectively.

At September 30, 2011, the total future unrecognized compensation cost related to stock options and RSUs was $6.7 million and $20.9 million, respectively, and is expected to be recorded over a weighted average period of 3.3 years and 3.0 years, respectively.

The total intrinsic value of options exercised during the three months ended September 30, 2011 and 2010 was $1.8 million and $0.1 million, respectively. We received $2.2 million and $0.1 million in cash proceeds from option exercises during the three months ended September 30, 2011 and 2010, respectively. We paid $1.2 million and $0.8 million for withholding taxes on vested RSUs during the three months ended September 30, 2011 and 2010, respectively.

At September 30, 2011, common stock reserved for future issuance or settlement under equity compensation plans was 13.1 million shares.

8.  Common Stock

On October 29, 2010, our Board of Directors approved a stock repurchase program for up to $40 million worth of our common stock.  The timing and amount of any shares repurchased are determined based on management’s evaluation of market conditions and other factors.  All share repurchases of our common stock have been recorded as treasury stock under the cost method.  We repurchased 587,000 shares of our common stock for $9.2 million during the three months ended September 30, 2011.  As of September 30, 2011, the remaining dollar value under the stock repurchase program approved by our Board of Directors on October 29, 2010 was $20.3 million.

9.  Net Loss per Common Share

Basic loss per share is determined by dividing the loss by the weighted average common shares outstanding during the period. Diluted loss per share is determined by dividing the loss by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and other commitments to be settled in common stock are included in the calculation of diluted earnings (or income) per share based on the treasury stock method.

For the three months ended September 30, 2011 and 2010, all potential common shares were anti-dilutive due to the net loss. The calculations of basic and diluted loss per share and basic and diluted weighted average shares outstanding are as follows (dollars and shares in thousands, except per share data):

	Three Months Ended
	September 30,
	2011	2010

Net loss	$(11,736)	$(15,468)

Weighted average shares outstanding	94,065	92,689
Dilutive impact from:
Share-based payment awards	-	-
Warrants	-	-
Dilutive weighted average shares outstanding	94,065	92,689

Loss per share
Basic	$(0.12)	$(0.17)
Dilutive	$(0.12)	$(0.17)

Historically, we issued warrants to purchase 7,267,286 shares of common stock in connection with various financing activities. These warrants provided for net equity settlement and were accounted for in equity. Prior to fiscal 2011, 6,636,646 warrants were exercised in a cashless exercise resulting in the issuance of 4,869,539 shares of common stock. During fiscal 2011, the remaining 630,640 warrants were exercised in a cashless exercise resulting in the issuance of 424,753 shares of common stock. There were no warrants outstanding at September 30, 2011 or June 30, 2011.

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive at the balance sheet date due to the net loss (shares in thousands):

	Three Months Ended
	September 30,
	2011	2010
Employee equity awards	7,013	8,246

10.  Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss for the three months ended September 30, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2011	2010
Net loss	$(11,736)	$(15,468)
Foreign currency translation adjustments	(193)	429
Total comprehensive loss	$(11,929)	$(15,039)

11.  Commitments and Contingencies

(a)	ATME arbitration

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

380544 Canada, Inc., et al. v. Aspen Technology, Inc., was filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court. The claims in this action include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action. This action was brought by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009. On July 26, 2010, the plaintiff moved for leave to file a second amended complaint, and the motion was denied on September 14, 2011.  Fact discovery is scheduled to close on February 24, 2012.  The claims in the 380544 Canada action are for damages totaling at least $4.0 million, not including claims for attorneys’ fees. We plan to defend the 380544 Canada action vigorously.

(c)	Other

In the ordinary course of business, we are also from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation, including proceedings we have instituted to enforce our intellectual property rights, and other intellection property, commercial and miscellaneous matters. These matters include an April 2004 claim by a customer for approximately $5.0 million that certain of our software products and implementation services failed to meet the customer’s expectations.

The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of litigation fees and costs, diversion of management resources and other factors.

While the outcome of the proceedings and claims identified above cannot be predicted with certainty, there are no other such matters, as of September 30, 2011, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

12.  Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

We have three operating segments: license, maintenance and training, and professional services.  The chief operating decision maker assesses financial performance and allocates resources based upon the three lines of business.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (refer to Note 2). We do not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments.

The following table presents a summary of operating segments (dollars in thousands):

		Maintenance,
		Training	Professional
	License	and Other	Services	Total
Three Months Ended September 30, 2011
Segment revenue	$31,910	$14,167	$5,148	$51,225
Segment expenses	16,552	2,692	6,398	25,642
Segment operating profit (1)	$15,358	$11,475	$(1,250)	$25,583
Three Months Ended September 30, 2010
Segment revenue	$18,967	$17,470	$6,663	$43,100
Segment expenses	14,393	3,137	5,940	23,470
Segment operating profit (1)	$4,574	$14,333	$723	$19,630

(1)
The Segment operating profits reported reflect only the direct expenses of the operating segment and do not contain an allocation for selling and marketing, general and administrative, development, restructuring and other corporate expenses incurred in support of the segments.

Reconciliation to Loss Before Provision for Taxes

The following table presents a reconciliation of total segment operating profit to loss before income taxes for the three months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	September 30,
	2011	2010
Total segment operating profit for reportable segments	$25,583	$19,630
Cost of license	(2,724)	(2,122)
Selling and marketing	(3,868)	(3,237)
Research and development	(11,573)	(10,349)
General and administrative and overhead	(19,408)	(20,856)
Stock-based compensation	(3,708)	(2,697)
Restructuring charges	73	(77)
Other (expense) income, net	(2,032)	2,664
Interest income (net)	1,139	2,458
Loss before income taxes	$(16,518)	$(14,586)

13.  Subsequent Events

         We evaluated events occurring between September 30, 2011 and the date the financial statements were issued. There were no subsequent events to be disclosed based on this evaluation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes beginning on page 3.  In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties.  You should read "Item 1A. Risk Factors,” for a discussion of important factors that could cause our actual results to differ materially from our expectations.

        Our fiscal year ends on June 30, and references in this Quarterly Report to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2012" refers to the year ending June 30, 2012).

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

We have more than 1,500 customers globally. Our customers include manufacturers and firms in process industries such as energy, chemicals, engineering and construction, and pharmaceuticals, as well as consumer packaged goods, power, metals and mining, pulp and paper, and biofuels. As of June 30, 2011, our installed base included 19 of the 20 largest petroleum companies, all of the 20 largest chemical companies, and 15 of the 20 largest pharmaceutical companies.

Transition to the aspenONE Subscription Offering

In fiscal 2010 we began offering our aspenONE software as a subscription model, which allows our customers access to all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). During the license term, a customer is entitled to receive post-contract support, which we refer to as SMS, and is entitled to any software products introduced into the licensed suite. Revenue is recognized over the term of a license agreement on a subscription, or ratable basis. We typically issue invoices annually and record each invoiced payment as deferred revenue. We then recognize revenue from the invoice due date over the applicable period. We also offer our customers the ability to license specifically defined sets of aspenONE products, referred to as point products, which in July 2009, we began licensing with SMS included for the entire term. In fiscal 2010 and 2011, revenue from point product arrangements was generally recognized on the due date of each annual installment, provided all other revenue recognition requirements were met.

Prior to fiscal 2010, we offered term or perpetual licenses to specific products or specifically defined sets of products, which we refer to as point products, without SMS included for the entire term of the arrangement. The majority of our license revenue was recognized under an “upfront revenue model,” in which the net present value of the aggregate license fees was recognized as revenue upon shipment of the point products. We typically invoiced customers annually and recorded the net present value of uninvoiced payments as installments receivable. Customers typically received one year of SMS with their license agreements and then could elect to renew SMS annually. Revenue from SMS was recognized ratably over the period which the SMS was delivered.

 The principal accounting implications of the change in our licensing model are as follows:

•
The majority of our license revenue is no longer recognized on an upfront basis. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed.  Accordingly, our product-related revenue for fiscal 2010, 2011 and the three months ended September 30, 2011 was significantly less than the level achieved in the fiscal years preceding our licensing model change.

•	Because the timing of our incurrence of operating costs has not changed, the lower levels of revenue expected over the next few years may result in operating losses.

•
Our aspenONE subscription offering and the inclusion of SMS for the term of our point product arrangements have not changed the method or timing of our customer billings or cash collections and our net cash provided by operating activities has increased since the license model change.

•
Our installments receivable balance will continue to decrease over time, as licensing agreements previously executed under our upfront revenue model reach the end of their terms and are renewed under our new licensing model. Under the aspenONE subscription offering and for point product arrangements with enhanced SMS, payment amounts under extended payment term arrangements are not presented in the condensed consolidated balance sheets as the related arrangement fees are not fixed or determinable.

•
The amount of our deferred revenue will continue to increase over time, as installments for license transactions executed under our subscription-based licensing model are deferred and recognized on a ratable basis.

•
Over the next several years, we expect substantially all of our customers to transition to term arrangements which include SMS for the contract term. During this transition period, we may continue to have arrangements where the software element will be recognized upfront, including perpetual licenses and amendments to existing legacy term arrangements. However, we do not expect revenue related to these sources to be significant in relation to our total revenue.

For additional information about the recognition of revenue under the upfront revenue model and our new licensing models, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue” contained in Part II, Item 7 of our Form 10-K for our fiscal year ended June 30, 2011.  Because of the accounting implications of our aspenONE subscription offering and the inclusion of enhanced SMS for the entire term of our point product arrangements, we believe that, for the next several years, a number of performance indicators based on U.S. generally accepted accounting principles, or GAAP, will be of limited value in assessing our performance, growth and financial condition. Accordingly, we are focusing on a number of other business metrics, including those described below under “—Key Business Metrics.”

Introduction of our Enhanced SMS Offering

In July 2011, we introduced an enhanced SMS offering to provide more value to our customers. As part of this offering, customers receive 24x7 support, faster response times, dedicated technical advocates and access to web-based training modules. The enhanced SMS offering is being provided to new and existing customers of both our aspenONE subscription offering and customers who have licensed point products with SMS included for the term of the arrangement.  Our legacy annually renewable SMS offering continues to be available to customers with term or perpetual license agreements signed prior to fiscal 2010.

The introduction of our enhanced SMS offering has resulted in a change to the revenue recognition of point product arrangements that include SMS for the term of the arrangement.  Beginning in fiscal 2012, the revenue associated with point product arrangements that include the enhanced SMS offering is being recognized on a ratable basis, whereas prior to fiscal 2012, revenue was recognized under the residual method, as payments became due.  The introduction of our enhanced SMS offering did not change the revenue recognition for our aspenONE subscription arrangements.

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

•
SMS and other.  Our SMS business consists primarily of providing customer technical support and access to software fixes and updates. We provide customer technical support services throughout the world from our three global call centers as well as via email and through our support website. Our training business provides customers with a variety of training solutions, including on-site, Internet-based and customized training.

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

Key Components of Operations

Revenue

Subscription and Software Revenue.  Subscription and software revenue consists of product and related revenue from our (i) aspenONE subscription arrangements; (ii) fixed-term arrangements for point product licenses with our enhanced SMS offering included for the contract term (referred to as point product arrangements with enhanced SMS); (iii) upfront amendments to legacy term arrangements (referred to as upfront legacy amendments) and legacy arrangements that are being recognized over time as a result of not previously meeting one or more of the requirements for recognition under the upfront revenue model (referred to as legacy arrangements); and, (iv) perpetual arrangements.

When a customer elects to license our products under our aspenONE subscription offering, our enhanced SMS offering is included for the entire term of the arrangement and the customer receives, for the term of the arrangement, the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. These agreements combine the right to use all software products within a given product suite with SMS for the term of the arrangement. Due to our obligation to provide unspecified future software products and updates, we are required to recognize the total revenue ratably over the term of the license, once the four revenue recognition criteria noted above are met.

Our point product arrangements with enhanced SMS also include SMS for the term of the arrangement.  Since we do not have vendor-specific objective evidence of fair value, or VOSE, for our enhanced SMS offering, the SMS element of our point product arrangements is not separable.  As a result, the total revenue is also recognized ratably over the term of the arrangement, once the four revenue recognition criteria are met.

Perpetual license, legacy arrangements, and upfront legacy amendments do not include the same rights as those provided to customers under the subscription-based licensing model.  We continue to have VSOE for the legacy SMS offering provided in support for these license arrangements and can therefore separate the undelivered elements.  Accordingly, the license fees for perpetual licenses, legacy amendments, and upfront legacy amendments continue to be recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements are met.

Results of Operations Classification - Subscription and Software Revenue

Prior to fiscal 2012, subscription and software revenue were each classified separately on our statements of operations, because each type of revenue had different revenue recognition characteristics, and the amount of revenue attributable to each was material in relation to our total revenues.  Additionally, we were able to separate the residual amount of software revenue related to the software component of our point product arrangements which included SMS for the contract term, based on the VSOE of fair value for the SMS element.

As a result of the introduction of our enhanced SMS offering in fiscal 2012, the majority of our product-related revenue is now recognized on a ratable basis, over the term of the arrangement.  Additionally, we do not expect residual revenue from upfront legacy amendments, legacy arrangements and perpetual arrangements to represent a material portion of our revenue during fiscal 2012 and beyond.  Since the distinction between subscription and point product ratable revenue does not represent a meaningfully difference from either a line of business or revenue recognition perspective, we have combined our subscription and software revenue into a single line item on our statements of operations beginning in the first quarter of fiscal 2012.

The following table summarizes the changes to our revenue classifications and the timing of revenue recognition of subscription and software revenue for fiscal 2012 compared to fiscal 2011 and fiscal 2010.  Ratable revenue refers to product revenue that is recognized evenly over the term of the related agreement, beginning when the first payment becomes due.  The residual method refers to the recognition of  the difference between the total arrangement fee and the undiscounted VSOE of fair value for the undelivered element, assuming all other revenue recognition requirements have been met.

	Revenue Classification in Income Statement		Revenue Recognition Methodology
	Fiscal 2012	Fiscal 2011 and 2010	Fiscal 2012	Fiscal 2011 and 2010
Type of Revenue:
aspenONE subscription	Subscription and software	Subscription	Ratable	Ratable
Point products
- Software	Subscription and software	Software	Ratable	Residual method
- Bundled SMS	Subscription and software	Services and other	Ratable	Ratable
Other
- Upfront legacy amendments and legacy arrangements	Subscription and software	Software	Residual method	Residual method
- Perpetual arrangements	Subscription and software	Software	Residual method	Residual method

Services and Other Revenue.  Our services and other revenue consist primarily of revenue related to professional services, standalone renewals of our legacy SMS offering and training. The amount and timing of this revenue depend on a number of factors, including:

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

Cost of Revenue

Cost of Subscription and Software.  The cost of subscription and software revenue consists of royalties, amortization of capitalized software costs, distribution fees, the costs of providing SMS on arrangements where the related revenue is recorded as subscription and software revenue, and costs related to delivery of software.

Cost of Services and Other.  Our cost of services and other revenue consists primarily of personnel-related and external consultant costs associated with providing professional services, SMS on arrangements for which we have VSOE for the SMS element and training to customers.

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

 (Benefit from) provision for Income Taxes.  The benefit from, or provision for, income taxes is comprised of the deferred benefit for tax deductions and credits that we expect to utilize in the future taxes.  The provision for income taxes relates to any taxes currently payable as a result of domestic and foreign operations. We record interest and penalties related to income tax matters as income tax expense. We expect the amount of income tax expense, if any, to vary each reporting period depending upon fluctuations in our taxable income by jurisdiction.

Key Business Metrics

Background

With the adoption of our subscription-based licensing model, our revenue for fiscal 2010, 2011 and the three months ended September 30, 2011 was significantly less than in the years preceding our model change. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed.  As a result, we believe that, for the next few years, a number of our performance indicators based on U.S. generally accepted accounting principles or GAAP, including revenue, gross profit, operating income (loss) and net income (loss), will be of limited value in assessing our performance, growth and financial condition. Accordingly, we instead are focusing on certain non-GAAP and other business metrics, including the key metrics set forth below, to track our business performance. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

To supplement our statements of cash flows presented on a GAAP basis, we use the non-GAAP measure of free cash flow to analyze cash flows generated from our operations. Management believes that this financial measure is useful to investors because it permits investors to view our performance using the same tools that management uses to gauge progress in achieving our goals. We believe this measure is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives and it is also useful as a basis for comparing our performance with that of our competitors. To supplement our presentation of total cost of revenue and total operating costs presented on a GAAP basis, we use a non-GAAP measure of adjusted total costs, which excludes certain non-cash and non-recurring expenses. Management believes that this financial measure is useful to investors because it demonstrates the cash operating costs of the business. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to total cost of revenue and total operating costs as a measure of our total costs.

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

We also estimate a license-only TCV, which we refer to as TLCV, by removing the SMS portion of TCV using our historic estimated selling price for SMS. Our portfolio of active license agreements currently reflects a mix of (a) license agreements that include SMS for the entire license term and (b) legacy license agreements that do not include SMS. TLCV provides a consistent basis for assessing growth, particularly while customers are continuing to transition to arrangements that include SMS for the term of the arrangement.

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

We estimate that TLCV grew by approximately 2.2% to $1.31 billion in the first quarter of fiscal 2012, from $1.28 billion at June 30, 2011, principally as the result of an increase in the number of tokens or products licensed. We estimate that TCV grew 2.7% to $1.46 billion in the first quarter of fiscal 2012, from $1.42 billion at June 30, 2011.

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

Under our aspenONE subscription offering and point product arrangements with enhanced SMS, extended contractual payments are not considered fixed or determinable and, as a result, are not included in installments receivable or collateralized receivables. These future payments are included in billings backlog, which is not reflected on our consolidated balance sheets. We believe future cash collections is a useful metric because it provides insight into the cash generation capability of our business. Under the upfront revenue model, we did not previously monitor billings backlog or future cash collections since we believed that accounts receivable, installments receivable, collateralized receivables and certain other measures were appropriate indicators of estimated cash generation at that time.

Since a substantial majority of our future bookings will reflect arrangements which include SMS for the term of the arrangement, we expect billings backlog to grow over time and expect installments receivable and collateralized receivables to decline. To the extent customers have transitioned to arrangements which include SMS for the term of the arrangement, our future cash collections will include the contractually committed sources of cash associated with our licensing and SMS business. The only sources of cash that will continue to be excluded from future cash collections will be amounts attributable to professional services, training and any remaining standalone SMS.

The following table provides our future cash collections as of the dates presented (dollars in thosands):

	September 30, 2011	June 30, 2011
Billings backlog	$661,759	$640,988
Accounts receivable, net	21,998	27,866
Installments receivable, undiscounted (non-GAAP) (1)	86,325	95,796
Collateralized receivables, undiscounted (non-GAAP) (1)	24,967	26,691
Future cash collections	$795,049	$791,341
______________________
(1)	Excludes unamortized discount.

The growth in billings backlog for the quarter ended September 30, 2011 reflected our customers’ continued adoption of our subscription- based licensing model. As customers continue to convert to our subscription-based licensing model, the aggregate value of uninvoiced bookings will become part of billings backlog and future cash collections. We expect the future cash collections metric to level-off when most of our term contracts have converted to term arrangements with annual payment terms.

We are providing the following table for the periods presented to reconcile undiscounted installment and collateralized receivables, as included in our future cash collections metric, with GAAP installment receivables, net and GAAP collateralized receivables, net (dollars in thousands):

	September 30, 2011	June 30, 2011
Installments receivable, undiscounted (non-GAAP)	$86,325	$95,796
Unamortized discount	(7,560)	(9,320)
Installments receivable, net	$78,765	$86,476

Collateralized receivables, undiscounted (non-GAAP)	$24,967	$26,691
Unamortized discount	(1,198)	(1,652)
Collateralized receivables, net	$23,769	$25,039

Installments and collateralized receivables are shown at net present value on our consolidated balance sheets. Future cash collections excludes the unamortized discount on installment and collateralized receivables. Amounts collected for collateralized receivables are applied to pay the related secured borrowings and are not available for any other expenditures.

Adjusted Total Costs

The following table presents our total cost of revenue and total operating expenses, as adjusted for stock-based compensation expense, for the indicated periods (dollars in thousands):

	Three Months Ended September 30,		Period-to-Period Change
	2011	2010	$	%
Total cost of revenue	$13,821	$13,248	$573	4.3%
Total operating expenses	53,029	49,560	3,469	7.0
Total expenses	$66,850	$62,808	$4,042	6.4
Less:
Stock-based compensation	$(3,708)	$(2,697)	$(1,011)	37.5
Adjusted total costs (non-GAAP)	$63,142	$60,111	$3,031	5.0

Total expenses increased $4.0 million for the three months ended September 30, 2011 compared to the same period of the prior fiscal year.  Adjusted total costs, which consist of total cost of revenue and total operating expenses, adjusted to exclude stock-based compensation, increased by $3.0 million for the three months ended September 30, 2011, respectively, compared to the same periods in the prior fiscal year.

Stock- Based Compensation Expense

The increase in stock-based compensation expense for the periods presented primarily relates to the incremental expense associated with the August 2011 annual grant, which had a higher valuation than the prior year annual grant.  The higher grant valuation is primarily attributable to a higher grant date stock price of our common stock and the mix of granted awards being slightly more weighted to RSUs.  RSUs result in more expense than options, as the gross stock-based compensation expense (prior to the effect of forfeitures) is based on the grant date stock price.  Under the Black-Scholes option valuation model, options have a lesser valuation than the grant date share price.  Also contributing to the period-over-period increase in total stock-based compensation expense was the immediate vesting of our board of director awards and the increase of the equity component of director’s compensation in fiscal 2012, which resulted in $0.5 million of incremental expense compared to the prior year period.

Comparison of the Three Months Ended September 30, 2011 and 2010

Adjusted total costs increased $3.0 million period-over-period, predominantly due to higher compensation and related costs.  Please refer to the “- Results of Operations” section below for additional information on period-over-period expense fluctuations.

 Free Cash Flow

Free cash flow is calculated as net cash provided by operating activities less the sum of (a) purchase of property, equipment and leasehold improvements and (b) capitalized computer software development costs.

Customer collections and, consequently, cash flow from operating activities and free cash flow are primarily driven by license and services billings, rather than recognized revenue. As a result, our changes in revenue recognition due to the introduction of our aspenONE subscription offering will not have an adverse impact on cash receipts. Until existing license contracts are renewed and license related revenue returns to prior year levels, we believe free cash flow is a more relevant measure of our financial performance than income statement profitability measures such as total revenue, gross profit, operating profit and net income. Additionally, we also believe that free cash flow is often used by security analysts, investors and other interested parties in the evaluation of software companies.

The following table provides a reconciliation of net cash flow to free cash flow provided by operating activities for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$5,273	$6,388
Purchase of property, equipment and leasehold improvements	(386)	(588)
Capitalized computer software development costs	(200)	(176)
Free cash flow (non-GAAP)	$4,687	$5,624

Our cash receipts are historically seasonal in nature, and are typically highest in the second half of the fiscal year.  We expect this trend to continue throughout fiscal 2012, with our cash flows from operating activities to be more heavily weighted to the second half of the year.

We believe we will realize improved free cash flow due to the continued growth of our portfolio of term license contracts and as customers continue to renew contracts that were previously paid upfront. As part of our historical arrangements, customers could elect to pay for their term licenses upfront, at a discount, rather than annually over the contract term. The timing of upfront payments resulted in increased cash flow variability, both in the period of the payment, and the subsequent years of the contract term. We have reduced the incentive for customers to pay up front and we expect our free cash flow to benefit as these arrangements reach the end of their terms and are renewed.

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

Fee is fixed or determinable—We assess whether a fee is fixed or determinable at the outset of the arrangement. Significant judgment is involved in making this assessment.  Under our upfront revenue model, we are able to demonstrate that the fees are fixed or determinable for all arrangements, including those for our term licenses that contain extended payment terms. We have an established history of collecting under the terms of these contracts without providing concessions to customers. In addition, we also assess whether contract modifications to an existing term arrangement constitute a concession. In making this assessment, significant analysis is performed to ensure that no concessions are given. Our software license agreements do not include right of return or exchange. For license arrangements executed under the upfront revenue model, we recognize license revenue upon shipment of the software product, provided all other revenue recognition requirements are met.

With the introduction of our aspenONE subscription offering and the changes to the licensing terms of our point products arrangements sold on a fixed-term basis, we cannot assert that the fees in these new arrangements are fixed or determinable because the rights provided to customers and the economics of the arrangements are not comparable to our historical transactions with other customers under the upfront revenue model. As a result, the amount of revenue recognized for these arrangements is limited by the amount of customer payments that become due. For our term arrangements sold with SMS included for the term of the arrangement this generally results in the fees being recognized ratably over the contract term.

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

Vendor-Specific Objective Evidence of Fair Value

We have established vendor-specific objective evidence of fair value, or VSOE, for certain SMS offerings and for professional services, but not for our software products or our new enhanced SMS offering. We assess VSOE of fair value for SMS and professional services based on an analysis of standalone sales of SMS and professional services, using the bell-shaped curve approach. We do not have a history of selling our enhanced SMS offering to customers on a stand-alone basis, and as a result are unable to establish VSOE of fair value for this new deliverable.

We allocate the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual and term licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. If VSOE does not exist for an undelivered element in an arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier.  Under the upfront revenue model, the residual license fee is recognized upfront upon delivery of the software provided all other revenue recognition criteria were met. Arrangements that qualify for upfront recognition include sales of perpetual licenses and amendments to existing legacy term arrangements.

Professional Services Revenue

Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis. We allocate the fair value of our professional services that are bundled with non-aspenONE subscription arrangements, and generally recognize the related revenue as the services are performed, assuming all other revenue recognition criteria have been met. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred, to the total estimated project costs. Professional services revenue is recognized within services and other revenue in the statement of operations. Project costs are based on standard rates, which vary by the consultant’s professional level, plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. Project costs are typically expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, we believe that costs are the best available measure of performance. Out-of-pocket expenses which have been reimbursed by customers are recorded as revenue.

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

Please refer to Management’s Discussion and Analysis of Financial Condition and Result of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2011 for a discussion of our critical accounting policies and estimates related to accounting for income taxes and loss contingencies.

Results of Operations

  Comparison of the Three Months Ended September 30, 2011 and 2010

The following table sets forth the results of operations, percentage of net revenue and the period-to- period percentage change in certain financial data for the three months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	September 30,
	2011			2010			% Change
Revenue:
Subscription and software	$31,910	62.3%		$18,967	44.0%		68.2%
Services and other	19,315	37.7		24,133	56.0		(20.0)
Total revenue	51,225	100.0		43,100	100.0		18.9
Cost of revenue:
Subscription and software	2,724	5.3		2,122	4.9		28.4
Services and other	11,097	21.7		11,126	25.8		(0.3)
Total cost of revenue	13,821	27.0		13,248	30.7		4.3
Gross profit	37,404	73.0		29,852	69.3		25.3
Operating expenses:
Selling and marketing	23,446	45.8		20,351	47.2		15.2
Research and development	13,769	26.9		12,575	29.2		9.5
General and administrative	15,887	31.0		16,557	38.4		(4.0)
Restructuring charges	(73)	(0.1)		77	0.2		*
Total operating expenses	53,029	103.5		49,560	115.0		7.0
Loss from operations	(15,625)	(30.5)		(19,708)	(45.7)		(20.7)
Interest income	2,231	4.4		3,702	8.6		(39.7)
Interest expense	(1,092)	(2.1)		(1,244)	(2.9)		(12.2)
Other (expense) income, net	(2,032)	(4.0)		2,664	6.2		*
Loss before income taxes	(16,518)	(32.2)		(14,586)	(33.8)		13.2
(Benefit from) provision for income taxes	(4,782)	(9.3)		882	2.0		*
Net loss	$(11,736)	(22.9	) %	$(15,468)	(35.9	) %	(24.1	) %

* Not meaningful.

Revenue

Total revenue in the first quarter of fiscal 2012 increased by $8.1 million compared to the corresponding period of the prior year and was comprised of increased subscription and software revenue of $12.9 million, partially offset by decreased services and other revenue of $4.8 million.

Subscription and Software Revenue

	Three Months Ended
	September 30,		Period-to-Period Change
	2011	2010	$	%
		(Dollars in thousands)
Subscription and software revenue	$31,910	$18,967	$12,943	68.2%
As a percent of revenue	62.3%	44.0%

The increase in subscription and software revenue in the first quarter of fiscal 2012 is a result of a larger base of aspenONE subscription arrangements from previous quarters being recognized as revenue on a ratable basis in the current quarter. We expect subscription and software revenue to continue to increase as customers renew existing contracts under our subscription-based licensing model and arrangements with ratable recognition become a more significant portion of our term license portfolio.

As discussed above in “– Results of Operations Classification - Subscription and Software Revenue,” we have combined subscription and software revenues on our results of operations.  The following table reconciles the amount of revenue recognized for the first quarter of fiscal 2012 and 2011, based on the respective revenue recognition methodology.  As illustrated below, the introduction of our enhanced SMS offering in fiscal 2012 has resulted in a substantial majority of our subscription and software revenue being recognized on a ratable basis in fiscal 2012.

	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		% of Total
Subscription and software revenue:
Ratable (1)	$28,455	$9,656	89.2%	50.9%
Residual method (2)	3,455	9,311	10.8	49.1
Subscription and software revenue	$31,910	$18,967	100.0%	100.0%

(1)  In the first quarter of fiscal 2011, the fair value of the SMS element of point product arrangements totaled $0.4 million and was presented in the statements of operations as services and other revenue.  For fiscal 2012, the fee attributable to SMS in point product arrangements is no longer separable because we are unable to establish VSOE of fair value, and as a result, is included within ratable revenue.

(2) Residual method revenue detail	Three Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Residual method revenue:
Point products - Software	*	$5,611
Upfront legacy amendments and legacy arrangements	3,115	2,831
Perpetual arrangements	340	869
Total residual method revenue	$3,455	$9,311

* In fiscal 2012, the total combined arrangement fee (which includes the fee attributable to SMS) for point product arrangements with enhanced SMS is recognized on a ratable basis.

We expect residual method revenue from legacy arrangements to continue to decrease and be replaced with term-based licensing agreements that are recognized on a ratable basis.  We do not expect revenue related to point products licensed on a perpetual basis to be a significant source of revenue in fiscal 2012.

Services and Other Revenue

	Three Months Ended
	September 30,		Period-to-Period Change
	2011	2010	$	%
		(Dollars in thousands)
Professional services revenue	$5,148	$6,664	$(1,516)	(22.7	) %
SMS and other revenue	14,167	17,469	(3,302)	(18.9	) %
Services and other revenue	$19,315	$24,133	$(4,818)	(20.0	) %
As a percent of revenue	37.7%	56.0%

Professional Services Revenue

The period-over-period decrease in professional services revenue primarily relates to higher professional service revenue deferral related to aspenONE arrangements, and decreased customer demand for professional services.  Under the aspenONE subscription offering, revenue from committed professional service arrangements that are sold as a single arrangement with, or in contemplation of, a new aspenONE licensing transaction, is deferred and recognized on a ratable basis over the longer of (a) the period the services are performed or (b) the term of the related software arrangement. As our typical contract term approximates five years, professional services revenue on these types of arrangements will usually be recognized over a longer period than under the upfront revenue model. We had an increase in net revenue deferrals of $1.1 million for professional services bundled with aspenONE transactions, which contributed to the period-over-period decrease in professional services revenue.

SMS and Other Revenue

SMS and other revenue includes annual renewal SMS associated with our perpetual and legacy term arrangements. SMS and other revenue decreased in the first quarter of fiscal 2012, primarily due to customers transitioning to arrangements that include SMS for the contract term, and the continued trend of customers electing to replace perpetual license arrangements with new term contracts. Under our subscription-based licensing model, SMS revenue is included within subscription and software revenue, whereas previously, it was presented within services and other revenue. We expect SMS revenue related to perpetual arrangements and legacy term arrangements to continue to decrease as customers continue to transition to our subscription-based licensing model.  Over the next few years, we expect that SMS revenue will represent less than 10% of our total revenue, and at that point, we would include SMS revenue in our subscription and software line in our statement of operations.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended
	September 30,		Period-to-Period Change
	2011	2010	$	%
		(Dollars in thousands)
Cost of subscription and software revenue	$2,724	$2,122	$602	28.4%
Gross profit	29,186	16,845	12,341	73.3
Gross margin	91.5%	88.8%

The period-over-period increase in cost of subscription and software revenue for the first quarter of fiscal 2012 is primarily due to a larger percentage of SMS services being provided to customers under our subscription-based licensing model, partially offset by lower royalty expense in the current year period.

We allocate the portion of SMS cost associated with providing support services on subscription and software arrangements that include enhanced SMS, in order to match the expense with the related revenue. Prior to the introduction of the aspenONE subscription offering in fiscal 2010, all costs associated with providing SMS were included in cost of services and other revenue. As more customers transition to the subscription-based licensing model, more of the related SMS costs will be included in cost of subscription and software.

Our subscription and software gross margins were slightly higher than the comparable period of the prior year, primarily as a result of lower royalty expense.

Cost of Services and Other Revenue

	Three Months Ended
	September 30,		Period-to-Period Change
	2011	2010	$	%
		(Dollars in thousands)
Cost of services and other revenue	$11,097	$11,126	$(29)	(0.3	) %
Gross profit	8,218	13,007	(4,789)	(36.8)
Gross margin	42.5%	53.9%

Our services and other revenue gross margins decreased to 42.5% in the first quarter of fiscal 2012, compared to 53.9% in the comparable period of the prior year, primarily as a result of the impact of higher margin SMS revenue migrating to subscription and software revenue, and higher professional service revenue deferrals.

Going forward, we expect the revenues and costs related to our SMS business to continue to migrate to cost of subscription and software revenue under the subscription-based model. Because SMS revenue has a higher gross profit margin than our professional services business, we expect the reported gross profit margin of services and other revenue to continue to decline.

Cost of Professional Services Revenue

The timing of expense recognition on certain professional service arrangements can impact the ability to compare the cost of professional services revenue from period to period.  The cost of professional services revenue was $0.5 million higher in the first quarter of 2012, as compared to the prior year period, primarily due to higher cost deferrals in the first quarter of fiscal 2011 related to the impact of a project being recognized on a completed contract basis.

Cost of SMS and Other Revenue

Cost of SMS and other revenue decreased $0.5 million in the first quarter of fiscal 2012, compared to the prior year period, primarily due to the migration of SMS costs associated with supporting our aspenONE subscription arrangements moving to the cost of subscription and software revenue.  As the subscription business grows, we expect the cost of SMS revenue to continue to migrate from cost of services and other revenue to cost of subscription and software revenue. Eventually, we expect the majority of the costs of our SMS business to be presented in cost of subscription and software revenue. In the aggregate, the cost of providing SMS on all of our product offerings was slightly higher, due to incremental costs associated with our new enhanced SMS offering.  We do not expect these incremental costs to have a significant impact on our gross margin.

Selling and Marketing Expense

	Three Months Ended
	September 30,		Period-to-Period Change
	2011	2010	$	%
		(Dollars in thousands)
Selling and marketing expense	$23,446	$20,351	$3,095	15.2%
As a percent of revenue	45.8%	47.2%

The period-over-period increase in selling and marketing expense is predominantly the result of higher compensation expenses of $2.2 million, including higher commissions of $0.8 million and higher stock-based compensation expense of $0.3 million. The remaining period-over-period increase is the result of higher expense for company events and travel related costs.

Research and Development Expense

	Three Months Ended
	September 30,		Period-to-Period Change
	2011	2010	$	%
		(Dollars in thousands)
Research and development expense	$13,769	$12,575	$1,194	9.5%
As a percent of revenue	26.9%	29.2%

The period-over-period change in research and development expense is primarily the result of higher compensation expense compared to the prior year period.

 General and Administrative Expense

	Three Months Ended
	September 30,		Period-to-Period Change
	2011	2010	$	%
		(Dollars in thousands)
General and administrative expense	$15,887	$16,557	$(670)	(4.0	) %
As a percent of revenue	31.0%	38.4%

The period-over-period decrease in general and administrative expense is primarily attributable to lower legal and related costs of $0.4 million and lower bad debt expense of $0.6 million, partially offset by increased stock-based compensation expense of $0.6 million.  The remaining period-over-period decrease is primarily the result of lower consultant fees.

 Restructuring Charges

	Three Months Ended
	September 30,			Period-to-Period Change
	2011		2010	$	%
			(Dollars in thousands)
Restructuring charges	$(73)		$77	$(150)	*	%
As a percent of revenue	(0.1	) %	0.2%

* Not meaningful.

There were no new restructuring events in the first quarter of fiscal 2012.  The activity in restructuring charges was the result of accretion and adjustments to existing facilities-related restructuring plans for changes in estimates.

Interest Income

	Three Months Ended
	September 30,		Period-to-Period Change
	2011	2010	$	%
		(Dollars in thousands)
Interest income	$2,231	$3,702	$(1,471)	(39.7	) %
As a percent of revenue	4.4%	8.6%

The period-over-period decrease in interest income is primarily attributable to the continued decrease of our collateralized and installment receivables portfolios. We expect interest income to continue to decrease going forward.

Interest Expense

	Three Months Ended
	September 30,		Period-to-Period Change
	2011	2010	$	%
		(Dollars in thousands)
Interest expense	$(1,092)	$(1,244)	$152	(12.2	) %
As a percent of revenue	(2.1)%	(2.9)%

The period-over-period decrease in interest expense is primarily attributable to lower average secured borrowing balances, resulting from the continued pay-down of our existing secured borrowing arrangements. We expect interest expense to continue to decrease going forward.

Other Income, Net

	Three Months Ended
	September 30,		Period-to-Period Change
	2011	2010	$	%
		(Dollars in thousands)
Other (expense) income, net	$(2,032)	$2,664	$(4,696)	*	%
As a percent of revenue	(4.0)%	6.2%

 * Not meaningful.

Other income (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other income (expense), net also includes miscellaneous non-operating gains and losses.

For the first quarter of fiscal 2012, other income, net, includes $2.0 million of net currency losses.  For the first quarter of fiscal 2011, other expenses, net, included $2.6 million of net currency gains.

(Benefit from) provision for Income Taxes

	Three Months Ended
	September 30,			Period-to-Period Change
	2011		2010	$	%
			(Dollars in thousands)
(Benefit from) provision for income taxes	$(4,782)		$882	$(5,664)	*	%
As a percent of revenue	(9.3	) %	2.0%

* Not meaningful.

The period-over-period decrease in the provision for income taxes was primarily due to the tax benefit from current period losses and our belief that it is more likely than not that we will recognize this benefit in the future. In the first quarter of fiscal 2011, we maintained a valuation allowance on our U.S. deferred tax assets, and as a result, did not record a similar tax benefit.  We made cash payments totaling $0.7 million in the first quarter of fiscal 2012, which were offset by cash refunds of $0.1 million.   Tax payments in the current year period were comprised of foreign tax payments of $0.7 million and U.S. state tax payments of less than $0.1 million.

Based on our evaluation of the realizability of our U.S. federal net operating loss carryforwards, or NOLs, foreign tax credits, and R&D credits through the generation of future taxable income, a significant portion of the U.S. valuation allowance was reversed in the fourth quarter of fiscal 2011. While we are currently operating at a taxable loss and have a history of losses, we are able to forecast sufficient future pre-tax profitability, which will allow us to utilize our deferred tax assets. Based on our current forecast, we expect that we will utilize all of our U.S. NOLs, foreign tax credits, and a portion of our R&D credits by fiscal year 2015, based on a “with and without” approach.

We have retained a small valuation allowance in the U.S. for a deferred tax asset related to certain R&D credits, which we expect to expire before utilization. Additionally, we have retained a valuation allowance for unrealized capital losses, since we do not have any investments currently on our balance sheet that would give rise to a capital gain.  We have also retained a valuation allowance on certain foreign subsidiaries’ NOLs, where it is more likely than not that a benefit will not be realized. At September 30, 2011 and June 30, 2011, our total valuation allowance was $8.3 million and $8.0 million, respectively.

Liquidity and Capital Resources

 Resources

We have historically financed our operations with cash generated from operating activities and from borrowings secured by our installments receivable. As of September 30, 2011, our principal sources of liquidity consisted of $145.4 million in cash and cash equivalents.

We believe our existing cash and cash equivalents and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund future activities, we may need to raise additional funds through the financing of additional receivables or from public or private equity or debt financings. We also may need to raise additional funds in the event we decide to effect one or more acquisitions of businesses, technologies or products. If additional funding is required, we may not be able to effect a receivable, equity or debt financing on terms acceptable to us or at all.

The following table summarizes our cash flow activities for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30,
	2011	2010
Cash flow provided by (used in):
Operating activities	$5,273	$6,388
Investing activities	(586)	(764)
Financing activities	(8,951)	(8,076)
Effect of exchange rates on cash balances	(365)	668
Decrease in cash and cash equivalents	$(4,629)	$(1,784)

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts, and as customers renew expiring contracts that were previously paid upfront. We anticipate that existing cash balances, together with funds generated from operations, will be sufficient to finance our operations and meet our cash requirements for the foreseeable future.

Cash from operating activities provided $5.3 million during the first quarter of fiscal 2012. This amount resulted from a net loss of $11.7 million, adjusted for non-cash benefits of $1.2 million and a net $15.8 million source of cash due to decreases in operating assets and increases in operating liabilities.

Non-cash expenses within net loss consist primarily of $3.7 million for stock-based compensation expense, $1.4 million of depreciation and amortization, and $1.3 million of net unrealized foreign currency losses, partially offset by a deferred income tax benefit of $5.4 million.

A decrease in operating assets and an increase in operating liabilities contributed $15.8 million to net cash from operating activities. The cash generated from this change consisted of (a) decreases in installment and collateralized receivables totaling $8.3 million, (b) a decrease in accounts receivable and unbilled services of $6.2 million, (c) a decrease in prepaid expenses, prepaid income taxes, and other assets of $1.2 million and (d) an increase in deferred revenue of $7.0 million. Partially offsetting these sources of cash were decreases in accounts payable, accrued expenses, income taxes payable and other liabilities of $6.9 million.

Investing Activities

During the first quarter of fiscal 2012, we used $0.4 million of cash for capital expenditures, primarily related to computer hardware and software expenditures. We do not currently expect our future investment in capital expenditures to be materially different from recent levels. During the first quarter of fiscal 2012, we capitalized software development costs of $0.2 million related to projects where we established technological feasibility. We are not currently a party to any material purchase contracts related to future capital expenditures.

Financing Activities

During the first quarter of fiscal 2012, we used $9.0 million of cash for financing activities. We paid $9.2 million for the repurchase of our common stock; made net payments on secured borrowings of $0.8 million ($2.2 million of repayments offset by $1.4 million of proceeds); paid withholding taxes of $1.2 million on vested and settled restricted stock units; and received proceeds of $2.2 million from the exercise of employee stock options during the quarter.

Net Repayments on Secured Borrowings for the Three Months Ended September 30, 2011 and 2010

The following schedule reconciles our net repayments on secured borrowings for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
	(Dollars in Thousands)
Secured borrowings, beginning of year	$24,913	$76,135
Secured borrowings, end of quarter	24,809	71,213
Net change in secured borrowings	(104)	(4,922)

Decrease in accrued expenses and other current liabilities for amounts due to financing institutions	(741)	(2,400)
Impact of foreign currency	21	(95)
Net repayments on secured borrowings	$(824)	$(7,417)

We have continued to reduce our secured borrowings and amounts due to financing institution balances, while maintaining our cash balance (dollars in thousands):

	September 30,
	2011	2010
	(Dollars in Thousands)

Cash and cash equivalents	$145,356	$123,161

Secured borrowings	24,809	71,213
Amounts due to financing institutions	25,297	1,816
Total secured borrowings and amounts due to financing institutions	$50,106	$73,029

The superseding of installment contracts which serve as collateral for our secured borrowings balances can have a significant impact on our cash flows from financing activities.  When previously financed receivables contracts are replaced, or “superseded,” with new arrangements, the secured borrowings collateralized by those receivables become immediately due and payable. As a result, they are reported in accrued expenses and other current liabilities until payment is remitted to the financial institution.  Our current liability for amounts due to financing institutions totaled $25.3 million at September 30, 2011, a decrease of $0.7 million from June 30, 2011, and an increase of $23.5 million from September 30, 2010. At both September 30, 2011 and June 30, 2011, this balance includes amounts related to superseding a large previously financed arrangement that has not yet been repaid or replaced. We are currently in discussions with the financing institution and expect to either  (i) repay the secured borrowing or (ii) replace  the borrowing with  new installments of an equal amount.

We did not finance any receivables to fund operations in the first quarter of fiscal 2012, and we have not done so since the second quarter of fiscal 2008. We expect the existing combined secured borrowings and amounts due to financing institution balances included in our consolidated balance sheet at September 30, 2011 to continue to decline during the remainder of fiscal 2012 and thereafter, as we continue the trend of not replacing securitized borrowings as they are paid down.

Borrowings Collateralized by Receivable Contracts

We maintain arrangements with General Electric Capital Corporation and Silicon Valley Bank providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. Under these programs, we and the financial institution must agree to enter into each transaction and negotiate the amount borrowed and interest rate secured by each receivable. The customers’ payments of the underlying receivables fund the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was 8.7% at September 30, 2011. The collateralized receivables earn interest income, and the secured borrowings accrue borrowing costs at approximately the same interest rate.

We estimate that there was approximately $65.9 million available under the Silicon Valley Bank program at September 30, 2011. As the collection of the collateralized receivables and resulting payment of the borrowing obligation reduces the outstanding balance, the availability under the arrangement can be increased. We expect to maintain our access to cash under this arrangement.

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

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): “Testing Goodwill for Impairment.” ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Performing the two- step goodwill impairment test is not necessary if an entity determines based on this assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011. We are currently evaluating our options for the adoption of ASU No. 2011-08, as early adoption is permitted. The adoption of ASU No. 2011-08 is not expected to have a material effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option of presenting components of other comprehensive income as a part of the statement of changes in stockholders’ equity. ASU No. 2011-05 requires all non-owner changes in stockholders’ equity to be presented either in a single statement of comprehensive income or in two separate consecutive statements. ASU No. 2011-05 is effective for public entities for annual periods, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We will adopt ASU No. 2011-05 during the period ending September 30, 2012. The adoption of ASU No. 2011-05 is not expected to have a material effect on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 establishes common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and changes the wording used to describe the aforementioned requirements in U.S GAAP. ASU No. 2011-04 establishes additional disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. For these measurements, entities are required to disclose valuation processes used in developing fair values, as well as sensitivity of the fair value measurements to changes in unobservable inputs and interrelationships between them. ASU No. 2011-04 is effective for public entities for interim and annual periods beginning after December 15, 2011. We will adopt ASU No. 2011-04 during the period ending March 31, 2012. The adoption of ASU No. 2011-04 is not expected to have a material effect on our financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU No. 2011-03 applies to repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial instruments before their maturity. ASU No. 2011-03 removes transferor’s ability criterion from the consideration of effective control over the transferred assets and eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. ASU No. 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. We will adopt ASU No. 2011-03 during the period ended March 31, 2012. The adoption of ASU No. 2011-03 is not expected to have a material effect on our financial position, results of operations or cash flows.

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

In the first quarter of fiscal 2012, 23.3% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenues, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for currency cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so since fiscal 2008. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the first quarter of fiscal 2012, we recorded $2.0 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. During the first quarter of fiscal 2011, the comparative foreign currency activity for similar non-functional currency denominated transactions resulted in a gain of $2.6 million. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations for the first quarter of fiscal 2012 by approximately $1.2 million and by $0.7 million for the quarter of fiscal 2011.

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses, as our investments consist primarily of money market accounts. At September 30, 2011, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Item 4.  Controls and Procedures

a)     Disclosure controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, and due to the material weakness in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)     Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2011, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

c)     Remediation Efforts

In the three months ended September 30, 2011, we are continuing to implement the following measures that we initiated in fiscal 2011 to improve our internal controls over the financial reporting process. We plan to further enhance these measures in the remaining quarters of fiscal 2012.

•	Recruit additional qualified professionals into the tax function to address workload bottlenecks and inadequate review controls over key aspects of tax accounting.
•	Redesign our tax accounting processes and related controls to ensure that our accounting for income taxes and related disclosures can be completed accurately and in a timely manner; and,
•	Train and utilize other qualified individuals, primarily within the accounting organization, to perform tasks that will alleviate work load on certain key resources in the tax department.

d)     Remediation Plans

We have made no significant changes in our remediation plans during the three months ended September 30, 2011 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our "Remediation Plans," please refer to Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Refer to Note 11, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference. We may also assert claims to protect our rights from time to time, such as the claims we assert in the action we commenced in the U.S. District Court for the Southern District of Texas captioned Aspen Technology, Inc. v. Tekin A. Kunt and M3 Technology, Inc., Civil Action No. 4:10-cv-01127, seeking equitable relief and money damages relating to misappropriation of our trade secrets, copyright infringement and other wrongful actions by a former employee and his current employer.

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

The reversal of a significant portion of our U.S. valuation allowance resulted in us reporting net income for fiscal 2011.  However, we expect to generate net losses for at least the next fiscal year, as we continue to transition to our subscription- based licensing model.

As discussed in Note 10, “Income Taxes,” of our audited consolidated financial statements for the year ended June 30, 2011, we reversed a significant portion of our U.S. valuation allowance in the fourth quarter of fiscal 2011, which resulted in us reporting net income for the prior fiscal year. However, this reversal was a non-recurring item, and we expect to return to a pattern where we generate net losses for at least the next fiscal year, as we continue to transition to our subscription-based licensing model.

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

Because of the nature of their products and manufacturing processes, companies in these process industries are subject to heightened risk of adverse or even catastrophic environmental, safety and health accidents or incidents. Further, our customers are often subject to ever-changing standards and regulations, and the global nature of their operations can subject them to numerous regulatory regimes. Legislation or regulations regarding these areas may require us to make rapid changes in our products and services, and our inability to affect those changes could adversely impact our revenue, operating margins and other operating results. Any of the foregoing types of events that affect our customers may adversely impact their operations and information technology spending, which could have an adverse effect on our operating results.

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

Our business is influenced by a range of factors that are beyond our control and difficult or impossible to predict. If the market for process optimization software grows more slowly than we anticipate, demand for our products and services could decline and our operating results could be impaired. Further, the state of the global economy may deteriorate in the future. Our operating results may be adversely affected by unfavorable global economic and market conditions as well as a lessening demand for process optimization software generally. Customer demand for our products is intrinsically linked to the strength of the global economy. If weakness in the global economy persists, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition or reduced use of our products by our customers. We will lose revenue if demand for our products is reduced because potential customers experience weak or deteriorating economic conditions, catastrophic environmental or other events and our business, results of operations, financial condition and cash flow from operations would likely be adversely affected.

The majority of our revenue is attributable to operations outside the United States, and our operating results therefore may be materially affected by the economic, political, regulatory and other risks of foreign operations.

As of September 30, 2011, we operated in 29 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for a significant amount of our total revenue during the three months ended September 30, 2011 and 2010. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

•	unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers;

•	political and economic instability and possible nationalization of property by governments without compensation to the owners;

•	less effective protection of intellectual property;

•	requirements of foreign laws and other governmental controls;

•	difficulties and delays in translating products and product documentation into languages other than English;

•	difficulties and delays in negotiating software licenses compliant with accounting revenue recognition requirements in the United States;

•	difficulties in collecting trade accounts receivable in other countries;

•	adverse tax consequences; and

•	the challenges of handling legal disputes in foreign jurisdictions.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and operating results.

During the three months ended September 30, 2011 and for fiscal year 2011, 23.3% and 21.7%, respectively, of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. Over recent months, the value of foreign currencies against the U.S. dollar has fluctuated dramatically. Since late fiscal 2008, we have not entered into derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

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

380544 Canada, Inc., et al. v. Aspen Technology, Inc., was filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court. The claims in this action include claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action. This action was brought by persons who purchased 566,665 shares of our common stock in a private placement. Certain motions to dismiss filed by other defendants were resolved on May 5, 2009. On July 26, 2010, the plaintiff moved for leave to file a second amended complaint, and the motion was denied on September 14, 2011.  Fact discovery is scheduled to close on February 24, 2012.  The claims in the 380544 Canada action are for damages totaling at least $4.0 million, not including claims for attorneys’ fees. We plan to defend the 380544 Canada action vigorously.

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

We regard our software as proprietary. Our strategy is to rely on a combination of copyright, patent, trademark and trade secret laws in the United States and other jurisdictions, and to rely on license and confidentiality agreements and software security measures to further protect our proprietary technology and brand. We have obtained or applied for patent protection with respect to some of our intellectual property, but generally do not rely on patents as a principal means of protecting our intellectual property. We have registered or applied to register some of our trademarks in the United States and in selected other countries. We generally enter into non-disclosure agreements with our employees and customers, and historically have restricted third-party access to our software and source code, which we regard as proprietary information. In certain cases, we have provided copies of the source code to customers for the purpose of special product customization or have deposited copies of the source code with a third party escrow agent as security for ongoing service and license obligations. In these cases, we rely on non-disclosure and other contractual provisions to protect our proprietary rights.

The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of our technology or independent development by others of technologies that are substantially equivalent or superior to our technology. Our intellectual property rights may expire or be challenged, invalidated or infringed upon by third parties or we may be unable to maintain, renew or enter into new licenses on commercially reasonable terms. Any misappropriation of our technology or development of competitive technologies could harm our business and could diminish or cause us to lose the competitive advantages associated with our proprietary technology, and could subject us to substantial costs in protecting and enforcing our intellectual property rights, including costs of proceedings we have instituted to enforce our intellectual property rights, such as those described in Note 11 “Commitment and Contingencies - Other Proceedings,” and/or temporarily or permanently disrupt our sales and marketing of the affected products or services. The laws of some countries in which our products are licensed do not protect our intellectual property rights to the same extent as the laws of the United States. Moreover, in some non-U.S. countries, laws affecting intellectual property rights are uncertain in their application, which can affect the scope of enforceability of our intellectual property rights.

In preparing our consolidated financial statements for the three months ended September 30, 2011, we identified a material weakness in our internal control over financial reporting, and our failure to remedy this weakness could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. Our management identified a material weakness in our internal control over financial reporting as of September 30, 2011. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified by management as of September 30, 2011 consisted of inadequate and ineffective controls over income tax accounting. As a result of this material weakness, our management concluded as of September 30, 2011 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

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

We may suffer losses on fixed- price professional service engagements.

We undertake a portion of our professional service engagements on a fixed- price basis. Under these types of engagements, we bear the risk of cost overruns and inflation. We occasionally experience cost overruns, which may have a negative impact on our operating results.

If we fail to comply or are deemed to have failed to comply with our ongoing Federal Trade Commission, or FTC, consent decree, our business may suffer.

In December 2004, we entered into a consent decree with the FTC with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In July 2009, we announced that the FTC closed an investigation relating to the alleged violations of the decree, and issued an order modifying the consent decree, which became final in August 2009. We are subject to ongoing compliance obligations under the FTC consent decree. There is no assurance that the actions required by the FTC’s modified order and related settlement with Honeywell International, Inc. will not require significant attention and resources of management, which could have a material adverse effect on our business. Further, if we fail to comply, or are deemed to have failed to comply, with such consent decree, our business may suffer.

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

Section 203 of the Delaware General Corporation Law, our charter and our by-laws contain provisions that might enable our management to resist a takeover of our company. These provisions include:

•	limitations on the removal of directors;

•	a classified board of directors, so that not all members of the board are elected at one time;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings;

•	the ability of the board to make, alter or repeal our by-laws; and

•	the ability of the board to designate the terms of and issue new series of preferred stock without stockholder approval.

These provisions could:

•	have the effect of delaying, deferring or preventing a change in control of our company or a change in our management that stockholders may consider favorable or beneficial;

•	discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions; and

•	limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended September 30, 2011 of shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 to 31, 2011	151,200	$16.44	151,200
August 1 to 31, 2011	235,600	$14.43	235,600
September 1 to 30, 2011	200,200	$16.42	200,200
Totals	587,000	$15.63	587,000	$20,296,746

(1)
As of September 30, 2011, we had repurchased an aggregate of 1,288,030 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors on October 29, 2010, or the Program.

(2)
On October 29, 2010, the Board of Directors approved the repurchase of shares of our common stock having a value of up to $40 million in the aggregate, pursuant to the Program.  The Program has an expiration date of October 31, 2011.

Item 5.    Other Information.

On October 27, 2011, the Compensation Committee of the Board of Directors amended the Executive Annual Incentive Plan (Fiscal Year 2012) adopted by the Compensation Committee on July 14, 2011.  The purpose of the Amended Annual Incentive Plan (Fiscal Year 2012), or the Plan, is to motivate and reward performance that results in the achievement of key company objectives.  As amended, awards under the Plan are based solely on our overall performance.

Item 6.    Exhibits.

Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
10.1	Amended Annual Incentive Plan (Fiscal Year 2012)	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1
Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101.INS	Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspen Technology, Inc.

Date: November 1, 2011	By:	/s/ MARK E. FUSCO
Mark E. Fusco
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2011	By:	/s/ MARK P. SULLIVAN
Mark P. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
10.1	Amended Annual Incentive Plan (Fiscal Year 2012)	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1
Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101.INS	Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X