Form 10-Q
period 2011-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2012-01-31
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of January 24, 2012, there were 93,703,317 shares of the registrant's common stock (par value $0.10 per share) outstanding.

Our registered trademarks include aspenONE, ASPEN PLUS, ASPENTECH, the AspenTech logo, DMCPLUS, HTFS, HYSYS and INFOPLUS.21.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Condensed Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenue:
Subscription and software	$46,502	$25,333	$78,412	$44,300
Services and other	20,053	24,475	39,368	48,608
Total revenue	66,555	49,808	117,780	92,908
Cost of revenue:
Subscription and software	2,622	1,972	5,346	4,094
Services and other	10,303	11,583	21,400	22,709
Total cost of revenue	12,925	13,555	26,746	26,803
Gross profit	53,630	36,253	91,034	66,105
Operating expenses:
Selling and marketing	22,318	19,954	45,764	40,305
Research and development	12,767	12,096	26,536	24,671
General and administrative	11,490	13,425	27,377	29,982
Restructuring charges	14	78	(59)	155
Total operating expenses	46,589	45,553	99,618	95,113
Income (loss) from operations	7,041	(9,300)	(8,584)	(29,008)
Interest income	2,034	3,534	4,265	7,236
Interest expense	(1,015)	(1,653)	(2,107)	(2,897)
Other (expense) income, net	(425)	(735)	(2,457)	1,929
Income (loss) before income taxes	7,635	(8,154)	(8,883)	(22,740)
Provision for (benefit from) income taxes	3,799	2,115	(983)	2,997
Net income (loss)	$3,836	$(10,269)	$(7,900)	$(25,737)
Net Income (loss) per common share:
Basic	$0.04	$(0.11)	$(0.08)	$(0.28)
Diluted	$0.04	$(0.11)	$(0.08)	$(0.28)
Weighted average shares outstanding:
Basic	93,902	93,252	93,983	92,968
Diluted	96,267	93,252	93,983	92,968

See accompanying Notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	December 31,	June 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$143,255	$149,985
Accounts receivable, net	35,880	27,866
Current portion of installments receivable, net	37,348	38,703
Current portion of collateralized receivables, net	8,631	15,748
Unbilled services	423	2,319
Prepaid expenses and other current assets	8,656	10,819
Prepaid income taxes	1,124	1,151
Deferred income taxes- current	7,349	7,272
Total current assets	242,666	253,863
Non-current installments receivable, net	33,327	47,773
Non-current collateralized receivables, net	4,403	9,291
Property, equipment and leasehold improvements, net	5,885	6,730
Computer software development costs, net	2,255	2,813
Goodwill	17,903	18,624
Deferred income taxes- non-current	71,264	69,242
Other non-current assets	4,850	3,639
Total assets	$382,553	$411,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured borrowings	$12,568	$15,756
Accounts payable	3,326	2,099
Accrued expenses and other current liabilities	46,298	64,467
Income taxes payable	1,777	672
Deferred revenue	99,633	90,681
Total current liabilities	163,602	173,675
Long-term secured borrowings	5,062	9,157
Long-term deferred revenue	44,597	38,262
Other non-current liabilities	31,166	33,078
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.10 par value—Authorized— 3,636 shares at December 31, 2011 and June 30, 2011 Issued and outstanding— none at December 31, 2011 and June 30, 2011	-	-
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 95,704,821 shares at December 31, 2011 and 94,939,400 shares at June 30, 2011 Outstanding— 93,774,496 shares at December 31, 2011 and 94,238,370 shares at June 30, 2011	9,570	9,494
Additional paid-in capital	540,036	530,996
Accumulated deficit	(389,171)	(381,271)
Accumulated other comprehensive income	8,462	9,115
Treasury stock, at cost—1,930,325 shares of common stock at December 31, 2011 and 701,030 at June 30, 2011	(30,771)	(10,531)
Total stockholders’ equity	138,126	157,803
Total liabilities and stockholders' equity	$382,553	$411,975

See accompanying Notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,900)	$(25,737)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,693	2,600
Net foreign currency loss (gain)	1,218	(1,648)
Stock-based compensation	6,779	5,042
Deferred income taxes	(2,310)	74
Provision for bad debts	(403)	97
Other non-cash activities	13	415
Changes in assets and liabilities:
Accounts receivable	(8,068)	3,009
Unbilled services	1,905	630
Prepaid expenses, prepaid income taxes, and other assets	768	6,145
Installments and collateralized receivables	26,728	30,139
Accounts payable, accrued expenses, and other liabilities	(8,592)	(14,596)
Deferred revenue	15,449	15,043
Net cash provided by operating activities	28,280	21,213
Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(922)	(1,876)
Capitalized computer software development costs	(392)	(380)
Net cash used in investing activities	(1,314)	(2,256)
Cash flows from financing activities:
Exercise of stock options and warrants	4,106	3,420
Proceeds from secured borrowings	4,982	2,500
Repayments of secured borrowings	(20,420)	(16,241)
Repurchases of common stock	(20,240)	(1,242)
Payment of tax withholding obligations related to restricted stock	(1,769)	(998)
Net cash used in financing activities	(33,341)	(12,561)
Effects of exchange rate changes on cash and cash equivalents	(355)	301
(Decrease) increase in cash and cash equivalents	(6,730)	6,697
Cash and cash equivalents, beginning of period	149,985	124,945
Cash and cash equivalents, end of period	$143,255	$131,642

Supplemental disclosure of cash flow information:
Interest paid	$2,107	$3,071
Income tax paid (refunded), net	338	(4,961)

See accompanying Notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements (Interim Financial Statements) of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We condensed or omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such Interim Financial Statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these Interim Financial Statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2011, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for subsequent quarters or for the full fiscal year.

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

2.  Significant Accounting Policies

Overview of Licensing Model Changes

Transition to the aspenONE Subscription Offering

Prior to fiscal 2010, we offered term or perpetual licenses to specific products or specifically defined sets of products, which we refer to as point products. The majority of our license revenue was recognized under an “upfront revenue model,” in which the net present value of the aggregate license fees was recognized as revenue upon shipment of the point products. Customers typically received one year of post-contract support, or SMS, with their license agreements and then could elect to renew SMS annually.  Revenue from SMS was recognized ratably over the period in which SMS was delivered.

In fiscal 2010 we began offering our aspenONE software as a subscription model, which allows our customers access to all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). SMS is included for the entire arrangement and customers are entitled to any software products or updates introduced into the licensed suite. Revenue is recognized over the term of the license agreement on a subscription, or ratable basis. We also continue to offer customers the ability to license point products, but since fiscal 2010, have included SMS for the term of the agreement. License revenue from point product arrangements was generally recognized on the due date of each annual installment, provided all other revenue recognition requirements were met, including evidence of fair value of the SMS component. Revenue from SMS was recognized ratably over the period which the SMS was delivered.

Our aspenONE subscription offering and the inclusion of SMS for the term of our point product arrangements have not changed the method or timing of our customer billings or cash collections. Our net cash provided by operating activities has increased since the license model change.

Impact of Licensing Model Changes

The principal accounting implications of the change in our licensing model are as follows:

•
The majority of our license revenue is no longer recognized on an upfront basis. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed.  Accordingly, our product-related revenue for fiscal 2010, 2011 and the three and six months ended December 31, 2011 was significantly less than the level achieved in the fiscal years preceding our licensing model change.

•	Because the timing of the incurrence of operating costs has not changed, the lower levels of revenue expected over the next few years may result in operating losses.

•
Our installments receivable balance are expected to continue to decrease over time, as licenses previously executed under our upfront revenue model reach the end of their terms and are renewed under our new licensing models.  Under our aspenONE subscription offering and for point products arrangements with SMS included for the contract term, installment payments are not considered fixed or determinable and, as a result, are not included in installments receivable. These future payments are included in billings backlog, which is not reflected on our consolidated balance sheets.

•
The amount of our deferred revenue will continue to increase over time, as installments for license transactions executed under our aspenONE subscription offering and for point product arrangements with SMS included for the contract term are deferred and recognized on a ratable basis.

•
Over the next several years, we expect substantially all of our customers to transition to term arrangements which include SMS for the contract term. During this transition period, we may continue to have arrangements where the software element will be recognized upfront, including perpetual licenses, amendments to existing legacy term arrangements, and in limited cases, renewals of existing legacy term arrangements. However, we do not expect revenue related to these sources to be significant in relation to our total revenue.

Introduction of our Enhanced SMS Offering

Beginning in fiscal 2012, we introduced an enhanced SMS offering to provide more value to our customers. As part of this offering, customers receive 24x7 support, faster response times, dedicated technical advocates and access to web-based training modules. The enhanced SMS offering is being provided to new and existing customers of both our aspenONE subscription offering and customers who have licensed point products with SMS included for the term of the arrangement.  Our annually renewable SMS offering continues to be available to customers with legacy term and perpetual license agreements.

The introduction of our enhanced SMS offering has resulted in a change to the revenue recognition of point product arrangements that include SMS for the term of the arrangement.  Beginning in fiscal 2012, all revenue associated with point product arrangements that include the enhanced SMS offering is being recognized on a ratable basis, whereas prior to fiscal 2012, revenue was recognized under the residual method, as payments became due.  The introduction of our enhanced SMS offering did not change the revenue recognition for our aspenONE subscription arrangements.

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

With the introduction of our aspenONE subscription offering and the changes to the licensing terms of our point products arrangements sold on a fixed-term basis, we cannot assert that the fees in these new arrangements are fixed or determinable because the rights provided to customers and the economics of the arrangements are not comparable to our transactions with other customers under the upfront revenue model. As a result, the amount of revenue recognized for these arrangements is limited by the amount of customer payments that become due. For our term arrangements sold with SMS included for the term of the arrangement, this generally results in the fees being recognized ratably over the contract term.

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

We allocate the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual and term licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. If VSOE does not exist for an undelivered element in an arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier.  Under the upfront revenue model, the residual license fee is recognized upon delivery of the software provided all other revenue recognition criteria were met. Arrangements that qualify for upfront recognition include sales of perpetual licenses, amendments to existing legacy term arrangements and renewals of legacy term arrangements.

Subscription and Software Revenue

Subscription and software revenue consists of product and related revenue from the following sources:

(i)	aspenONE subscription arrangements;

(ii)	Point product arrangements with our enhanced SMS offering included for the contract term (referred to as point product arrangements with enhanced SMS);

(iii)
legacy arrangements including (a) amendments to existing legacy term arrangements, (b) renewals of legacy term arrangements and (c) legacy arrangements that are being recognized over time as a result of not previously meeting one or more of the requirements for recognition under the upfront revenue model, and,

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

Perpetual license and legacy arrangements do not include the same rights as those provided to customers under the subscription-based licensing model.  We continue to have VSOE for the legacy SMS offering provided in support of these license arrangements and can therefore separate the undelivered elements.  Accordingly, the license fees for perpetual licenses and legacy arrangements continue to be recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements are met.

Results of Operations Classification - Subscription and Software Revenue

Prior to fiscal 2012, subscription and software revenue were each classified separately on our consolidated statements of operations, because each type of revenue had different revenue recognition characteristics, and the amount of revenue attributable to each was material in relation to our total revenues.  Additionally, we were able to separate the residual amount of software revenue related to the software component of our point product arrangements which included SMS for the contract term, based on the VSOE of fair value for the SMS element.

As a result of the introduction of our enhanced SMS offering in fiscal 2012, the majority of our product-related revenue is now recognized on a ratable basis, over the term of the arrangement.  Additionally, we do not expect residual revenue from legacy arrangements and perpetual arrangements to be significant in relation to our total revenue on a go forward basis. Since the distinction between subscription and point product ratable revenue does not represent a meaningful difference from either a line of business or revenue recognition perspective, we have combined our subscription and software revenue into a single line item on our statements of operations beginning in the first quarter of fiscal 2012.

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

	Revenue Classification in Income Statement		Revenue Recognition Methodology
	Fiscal 2012	Fiscal 2011 and 2010	Fiscal 2012	Fiscal 2011 and 2010
Type of Revenue:
aspenONE subscription	Subscription and software	Subscription	Ratable	Ratable
Point products
- Software	Subscription and software	Software	Ratable	Residual method
- Bundled SMS	Subscription and software	Services and other	Ratable	Ratable
Other
- Legacy arrangements	Subscription and software	Software	Residual method	Residual method
- Perpetual arrangements	Subscription and software	Software	Residual method	Residual method

 The following tables reconcile the amount of revenue recognized during the three and six months ended December 31, 2011 and 2010, based on the revenue recognition methodology.  As illustrated below, the introduction of our enhanced SMS offering in fiscal 2012 has resulted in a substantial majority of our subscription and software revenue being recognized on a ratable basis in fiscal 2012.

	Three Months Ended December 31,		Three Months Ended December 31,
	2011	2010	2011	2010
	(Dollars in thousands)		% of Total
Subscription and software revenue:
Ratable (1)	$31,726	$11,847	68.2%	46.8%
Residual method (2)	14,776	13,486	31.8	53.2
Subscription and software revenue	$46,502	$25,333	100.0%	100.0%

	Six Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(Dollars in thousands)		% of Total
Subscription and software revenue:
Ratable (1)	$60,181	$21,504	76.7%	48.5%
Residual method (2)	18,231	22,796	23.3	51.5
Subscription and software revenue	$78,412	$44,300	100.0%	100.0%

(1)
During the three and six months ended December 31, 2010, the fair value of the SMS element of point product arrangements totaled $0.6 million and $1.0 million, respectively and was presented in the statements of operations as services and other revenue.  Effective July 1, 2011, the fee attributable to the SMS in point product arrangements is no longer separable, because we are unable to establish VSOE of fair value, and as a result, is included within ratable revenue.

(2) Residual method revenue detail	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Residual method revenue:
Point products - Software	*	$4,169	*	$9,779
Legacy arrangements	13,668	9,045	16,784	11,876
Perpetual arrangements	1,108	272	1,447	1,141
Total residual method revenue	$14,776	$13,486	$18,231	$22,796

* Effective July 1, 2011, the total combined arrangement fee (which includes the fee attributable to SMS) for point product arrangements with enhanced SMS is recognized on a ratable basis.

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

Professional Services

Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis. We allocate the fair value of our professional services that are bundled with non-aspenONE subscription arrangements, and generally recognize the related revenue as the services are performed, assuming all other revenue recognition criteria have been met. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred, to the total estimated project costs. Professional services revenue is recognized within services and other revenue in the consolidated statements of operations. Project costs are based on standard rates, which vary by the consultant’s professional level, plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. Project costs are typically expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, we believe that costs are the best available measure of performance. Out-of-pocket expenses which have been reimbursed by customers are recorded as revenue.

If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services. In those circumstances in which committed professional services arrangements are sold as a single arrangement with, or in contemplation of, a new license arrangement, revenue is deferred and recognized on a ratable basis over the longer of the period the services are performed or the license term. We have occasionally been required to commit unanticipated additional resources to complete projects, which resulted in lower than anticipated income or losses on those contracts. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated.

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

For arrangements under the aspenONE subscription offering and for point product arrangements with enhanced SMS, VSOE of fair value does not exist for the undelivered elements, and as a result, we are required to recognize the arrangement fees ratably (i.e., on a subscription basis) over the term of the license. Therefore, deferred revenue is recorded as each invoice comes due and revenue is recognized ratably over the associated license period.

Installments Receivable

Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates (generally 8% to 9%) at the date the contract is signed, taking into consideration the customer’s credit rating. Finance fees are recognized using the effective interest method over the relevant license term and are classified as interest income. Installments receivable are split between current and non-current in our condensed consolidated balance sheets based on the maturity date of the related installment. Non-current installments receivable consist of receivables with a due date greater than one year from the period-end date. Current installments receivable consist of invoices with a due date of less than one year but greater than 45 days from the period-end date. Once an installments receivable invoice becomes due within 45 days, it is reclassified as a trade accounts receivable on our condensed consolidated balance sheet. As a result, we did not have any past due installments receivable as of December 31, 2011.

Our non-current installments receivable are within the scope of Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As our portfolio of financing receivables arises from the sale of our software licenses, the methodology for determining our allowance for doubtful accounts is based on the collective population and is not stratified by class or portfolio segment. We consider factors such as existing economic conditions, country risk, and customers’ past payment history in determining our allowance for doubtful accounts. We reserve against our installments receivable when the related trade accounts receivable have been past due for over a year, or when there is a specific risk of uncollectability. Our specific reserve reflects the full value of the related installments receivable for which collection has been deemed uncertain. Our specific reserve represented 94% and 92% of our total installments receivable allowance for doubtful accounts at December 31, 2011 and June 30, 2011, respectively. In instances when an installment receivable that is reserved against ages into trade accounts receivable, the related reserve is transferred to our trade accounts receivable allowance.

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

The following table summarizes our net current and non-current installments receivable, net of related unamortized discount and allowance for doubtful accounts balances at December 31, 2011 and June 30, 2011 (dollars in thousands):

	Current	Non-current	Total
December 31, 2011
Installments receivable, gross	$39,639	$37,891	$77,530
Less: Unamortized discount	(1,630)	(4,500)	(6,130)
Less: Allowance for doubtful accounts	(661)	(64)	(725)
Installments receivable, net	$37,348	$33,327	$70,675

June 30, 2011
Installments receivable, gross	$41,407	$55,277	$96,684
Less: Unamortized discount	(1,937)	(7,383)	(9,320)
Less: Allowance for doubtful accounts	(767)	(121)	(888)
Installments receivable, net	$38,703	$47,773	$86,476

Our installments receivable balance will continue to decrease over time, as licensing agreements previously executed under our upfront revenue model reach the end of their terms and are renewed under our new licensing models. Under the aspenONE subscription offering and for point product arrangements with SMS included for the contract term, payment amounts under extended payment term arrangements are not presented in the condensed consolidated balance sheets as the related arrangement fees are not fixed or determinable.

The following tables show a roll forward of our current and non-current allowance for doubtful accounts for the installments receivable balances during the three and six months ended December 31, 2011 and 2010, respectively (dollars in thousands):

Three Months Ended,	Current	Non-current	Total

December 31, 2011
Balance at September 30, 2011	$660	$71	$731
Transfers to trade accounts receivable	-	-	-
Transfers from non-current to current	-	-	-
Write-offs	-	-	-
Recoveries of previous write-offs	-	10	10
Provision for (recoveries of) bad debts	1	(17)	(16)
Balance at December 31, 2011	$661	$64	$725

December 31, 2010
Balance at September 30, 2010	$1,166	$1,196	$2,362
Transfers to trade accounts receivable	(4)	-	(4)
Transfers from non-current to current	3	(3)	0
Write-offs	(226)	(12)	(238)
Recoveries of previous write-offs	-	-	-
Provision for (recoveries of) bad debts	59	(24)	35
Balance at December 31, 2010	$998	$1,157	$2,155

Six Months Ended,	Current	Non-current	Total

December 31, 2011
Balance at June 30, 2011	$767	$121	$888
Transfers to trade accounts receivable	(41)	-	(41)
Transfers from non-current to current	-	-	-
Write-offs	(19)	(21)	(40)
Recoveries of previous write-offs	-	10	10
Recoveries of bad debts	(46)	(46)	(92)
Balance at December 31, 2011	$661	$64	$725

December 31, 2010
Balance at June 30, 2010	$1,119	$1,196	$2,315
Transfers to trade accounts receivable	(75)	-	(75)
Transfers from non-current to current	30	(30)	-
Write-offs	(226)	(12)	(238)
Recoveries of previous write-offs	-	-	-
Provision for bad debts	150	3	153
Balance at December 31, 2010	$998	$1,157	$2,155

 Loss Contingencies

We accrue estimated liabilities for loss contingencies arising from claims, assessments, litigation and other sources when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated. We believe that we have sufficient accruals to cover any obligations resulting from claims, assessments or litigation that have met these criteria. Refer to Note 11 for discussion of these matters and related liability accruals.

Other

For further information with regard to our “Significant Accounting Policies,” please refer to Note 2 of our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

3.  Goodwill

The changes in the carrying amount of goodwill by the reporting unit for the three and six months ended December 31, 2011 are as follows (dollars in thousands):

	Reporting Unit
		Maintenance	Professional
Asset Class	License	and Training	Services	Total
Balance as of June 30, 2011
Goodwill	$68,049	$16,144	$5,102	$89,295
Accumulated impairment losses	(65,569)	-	(5,102)	(70,671)
	$2,480	$16,144	$-	$18,624

Effect of changes in currency translation	(7)	(826)	-	(833)

Balance as of September 30, 2011
Goodwill	$68,042	$15,318	$5,102	$88,462
Accumulated impairment losses	(65,569)	-	(5,102)	(70,671)
	$2,473	$15,318	$-	$17,791

Effect of changes in currency translation	(5)	117	-	112

Balance as of December 31, 2011
Goodwill	$68,037	$15,435	$5,102	$88,574
Accumulated impairment losses	(65,569)	-	(5,102)	(70,671)
	$2,468	$15,435	$-	$17,903

We test goodwill for impairment annually (or more often if impairment indicators arise), at the reporting unit level in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other.  We have elected December 31 as the annual impairment assessment date and perform additional impairment tests if triggering events occur.

We adopted ASU No. 2011- 08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment, during the three months ended December 31, 2011. In accordance with the provisions of ASU No. 2011-08, we must first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine based on this assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the two-step goodwill impairment test. The first step requires us to determine the fair value of each reporting unit and compare it to the carrying amount, including goodwill, of such reporting unit. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount of impairment, if any, is measured based upon the implied fair value of goodwill at the valuation date.

Fair value of a reporting unit is determined using a combined weighted average of market-based approach (utilizing fair value multiples of comparable publicly traded companies) and an income-based approach (utilizing discounted projected cash flows). In applying the income-based approach, we would be required to make assumptions about the amount and timing of future expected cash flows, growth rates and appropriate discount rates. The amount and timing of future cash flows would be based on our most recent long-term financial projections. The discount rate we would be required to utilize would be determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflect the risks associated with achieving future cash flows.

We performed our annual impairment test for each reporting unit as of December 31, 2011 and based upon the results of our qualitative assessment determined that it is not likely that their respective fair values are less than their carrying amounts. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses during the three and six months ended December 31, 2011.

4.   Income Taxes

Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the statutory tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income, the ability to utilize tax credits, and the timing of the temporary differences becoming deductible.  Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations of availability of net operating loss carry-forwards, and other matters in making this assessment.

Based on our evaluation of the realizability of our deferred tax assets in future years, a significant portion of the U.S. valuation allowance was reversed during the year ended June 30, 2011 due to our projection of future taxable income. A valuation allowance has been retained in the U.S. for certain R&D credits that are anticipated to expire unused and for a deferred tax asset on unrealized capital losses. A valuation allowance has also been retained on certain foreign subsidiary net operating loss (“NOL”) carryforwards because it is more likely than not that a benefit will not be realized. At December 31, 2011 and June 30, 2011, our total valuation allowance was $8.7 million and $8.0 million, respectively.

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

We are subject to examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities may challenge certain deductions and credits reported by us on our income tax returns. We account for uncertain tax positions pursuant to FIN 48, Accounting for Uncertain Tax Positions, (currently included as provisions of ASC Topic 740, Income Taxes), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under this guidance, an entity should recognize a tax benefit when it is more likely than not, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, if the more-likely-than-not threshold is passed, should be measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, de-recognition or measurement of a tax position should be recorded in the period in which the change occurs. We account for interest and penalties related to uncertain tax positions as part of the provision for income taxes.

5.   Fair Value

We determine fair value by utilizing a fair value hierarchy that ranks the quality and reliability of the information used in its determination. Fair values determined using Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Fair values determined using Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves for similar assets and liabilities.

Cash equivalents of $123.0 million and $139.0 million as of December 31, 2011, and June 30, 2011, respectively, are reported at fair value utilizing quoted market prices in identical markets, or Level 1 inputs. Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Financial instruments not measured or recorded at fair value in the accompanying financial statements consist of accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings. The estimated fair value of accounts receivable, installments receivable, collateralized receivables and accounts payable approximates their carrying value. The estimated fair value of secured borrowings exceeded the carrying value by $0.5 million and $1.1 million as of December 31, 2011 and June 30, 2011, respectively. The fair value of secured borrowings was calculated using the market approach, utilizing interest rates that were indirectly observable in markets for similar liabilities, or Level 2 inputs.

6.  Supplementary Balance Sheet Information

The following table summarizes our accounts receivable and collateralized receivables balances, net of the related allowance for doubtful accounts and unamortized discount, as of December 31, 2011 and June 30, 2011 (dollars in thousands). Refer to Note 2 for a summary of our installments receivable balances.  Collateralized receivables are presented on the unaudited condensed consolidated balance sheet and in the table below, net of discounts for future interest established at inception of the installment arrangement, and carried terms of up to five years.

		Unamortized
	Gross	Discounts	Allowance	Net

December 31, 2011
Accounts Receivable	$37,148	$-	$1,268	$35,880
Collateralized Receivable
Current	8,861	230	-	8,631
Non-current	4,770	367	-	4,403
	$13,631	$597	$-	$13,034

June 30, 2011
Accounts Receivable	$29,750	$-	$1,884	$27,866
Collateralized Receivable
Current	16,371	623	-	15,748
Non-current	10,320	1,029	-	9,291
	$26,691	$1,652	$-	$25,039

Accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (dollars in thousands):

	December 31, 2011	June 30, 2011
Royalties and outside commissions	$2,654	$3,158
Payroll and payroll-related	12,764	20,510
Restructuring accruals	2,428	3,259
Amounts due to financing institutions	17,858	26,038
Other	10,594	11,502
Total accrued expenses	$46,298	$64,467

Current liabilities for amounts due to financing institutions totaled $17.9 million at December 31, 2011 and $26.0 million at June 30, 2011.  The balance is primarily attributable to amounts due to a financing institution for a large previously financed arrangement, which was superseded by the customer in fiscal 2011. The arrangement has not yet been fully repaid to or replaced with the financing institution. During the six months ended December 31, 2011, we made an annual installment payment of $7.9 million on this arrangement.

 Other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (dollars in thousands):

	December 31, 2011	June 30, 2011
Restructuring accruals	$100	$942
Deferred rent	1,867	2,139
Royalties and outside commissions	392	603
Other *	28,807	29,394
Total other non-current liabilities	$31,166	$33,078

*
Other is comprised primarily of our reserve for uncertain tax liabilities (including accrued interest and penalties) of $28.1 million and $28.3 million as of December 31, 2011 and June 30, 2011, respectively.

7.  Stock-Based Compensation

General Award Terms

We issue stock options and restricted stock units to our employees and outside directors, pursuant to stockholder approved stock option plans. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those options generally vest over four years and expire within 7 or 10 years of grant. Restricted stock units (RSUs) generally vest over four years. Historically, our practice has been to settle stock option exercises and RSU vesting through newly issued shares.

Stock-Based Compensation Accounting

Our stock-based compensation is principally accounted for as awards of equity instruments. Our policy is to issue new shares upon the exercise of stock awards. We adopted the simplified method related to accounting for the tax effects of share-based payment awards to employees under ASC Topic 718, Compensation—Stock Compensation (ASC 718). We use the “with-and-without” approach for determining if excess tax benefits are realized under ASC 718.

We utilize the Black-Scholes option valuation model for estimating the fair value of options granted. The Black-Scholes option valuation model incorporates assumptions regarding expected stock price volatility, the expected life of the option, the risk-free interest rate, dividend yield and the market value of our common stock. The expected stock price volatility is determined based on our stock’s historic prices over a period commensurate with the expected life of the award. The expected life of an option represents the period for which options are expected to be outstanding as determined by historic option exercises and cancellations.  The risk-free interest rate is based on the U.S. Treasury yield curve for notes with terms approximating the expected life of the options granted. The expected dividend yield is zero, based on our history and expectation of not paying dividends on common shares. We recognize compensation costs on a straight-line basis over the requisite service period for time-vested awards.

The weighted average estimated fair value of awards granted during the three months ended December 31, 2011 and 2010 was $6.49 and $4.94 respectively.  The weighted average estimated fair value of awards granted during the six months ended December 31, 2011 and 2010 was $6.48 and $4.83, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:
	Six Months Ended December 31,
	2011	2010
Risk-free interest rate	1.2%	1.3%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.57	4.49
Expected volatility factor	49.6%	52.9%

The stock-based compensation expense and its classification (dollars in thousands) in the unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
Recorded as expense:	2011	2010	2011	2010
Cost of service and other	$314	$233	$617	$486
Selling and marketing	1,229	907	2,399	1,803
Research and development	353	287	701	576
General and administrative	1,175	918	3,062	2,177
Total stock-based compensation	$3,071	$2,345	$6,779	$5,042

A summary of stock option and RSU activity under all equity plans for the six months ended December 31, 2011 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000's)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2011	4,724,305	$7.64		$45,058	1,338,376	$10.19
Granted	751,072	15.50			893,107	15.50
Settled (RSUs)	-	-			(248,703)	11.78
Exercised	(243,024)	9.17			-
Cancelled / Forfeited	(24,309)	10.28			(37,552)	10.73
Outstanding at September 30, 2011	5,208,044	$8.69		$34,434	1,945,228	$12.41
Granted	11,275	16.45			12,550	16.52
Settled (RSUs)					(98,185)	13.45
Exercised	(283,628)	6.60
Cancelled / Forfeited	(19,868)	12.98			(26,578)	12.48
Outstanding at December 31, 2011	4,915,823	$8.81	5.3	$41,965	1,833,015	$8.39

Exercisable at December 31, 2011	3,691,917	$7.27	4.2	$37,200

Vested and expected to vest as of December 31, 2011	4,752,764	$8.65	5.2	$41,334	1,600,876	$7.79

The weighted average grant-date fair value of RSUs granted during the six months ended December 31, 2011 and 2010 was $15.52 and $10.94, respectively. During the three months ended December 31, 2011 and 2010, the total fair value of shares vested from RSU grants was $1.7 million and $0.5 million, respectively. During the six months ended December 31, 2011 and 2010, the total fair value of shares vested from RSU grants was $5.5 million and $3.0 million, respectively.

At December 31, 2011, the total future unrecognized compensation cost related to stock options and RSUs was $6.2 million and $17.9 million, respectively, and is expected to be recorded over a weighted average period of 3.1 years and 2.9 years, respectively.

The total intrinsic value of options exercised during the three months ended December 31, 2011 and 2010 was $3.2 million and $2.6 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2011 and 2010 was $5.0 million and $2.7 million, respectively. We received $4.1 million and $3.4 million in cash proceeds from option exercises during the six months ended December 31, 2011 and 2010, respectively.  We paid $1.8 million and $1.0 million for withholding taxes on vested RSUs during the six months ended December 31, 2011 and 2010, respectively.

At December 31, 2011, common stock reserved for future issuance or settlement under equity compensation plans was 11.9 million shares.

8.  Common Stock

On November 1, 2011, our Board of Directors approved a share repurchase program for up to $100 million worth of our common stock. This replaced the prior share repurchase program approved by the Board of Directors on October 29, 2010 for up to $40 million, which had approximately $17.0 million of remaining capacity at October 31, 2011. The timing and amount of any shares repurchased will be based on market conditions and other factors.  All share repurchases of our common stock have been recorded as treasury stock under the cost method.  We repurchased 1,229,295 shares of our common stock for $20.2 million during the six months ended December 31, 2011. As of December 31, 2011, the remaining dollar value under the stock repurchase program approved by our Board of Directors on November 1, 2011 was $92.3 million.

9.  Net Income (Loss) per Common Share

Basic income (loss) per share is determined by dividing the income (loss) by the weighted average common shares outstanding during the period. Diluted income (loss) per share is determined by dividing the income (loss) attributable to common stockholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and other commitments to be settled in common stock are included in the calculation of diluted income per share based on the treasury stock method.

For the three months ended December 31, 2011 certain employee equity awards were anti-dilutive based on the treasury stock method. For the three months ended December 31, 2010 and the six months ended December 31, 2011 and 2010, all potential common shares were anti-dilutive due to the net loss. The calculations of basic and diluted income (loss) per share and basic and diluted weighted average shares outstanding are as follows (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net income (loss)	$3,836	$(10,269)	$(7,900)	$(25,737)

Weighted average shares outstanding	93,902	93,252	93,983	92,968

Dilutive impact from:
Share-based payment awards	2,365	-	-	-
Warrants	-	-	-	-
Dilutive weighted average shares outstanding	96,267	93,252	93,983	92,968

Income (loss) per share
Basic	$0.04	$(0.11)	$(0.08)	$(0.28)
Dilutive	$0.04	$(0.11)	$(0.08)	$(0.28)

Historically, we issued warrants to purchase 7,267,286 shares of common stock in connection with various financing activities. These warrants provided for net equity settlement and were accounted for in equity. Prior to fiscal 2011, 6,636,646 warrants were exercised in a cashless exercise resulting in the issuance of 4,869,539 shares of common stock. During the six months ended December 31, 2010, the remaining 630,640 warrants were exercised in a cashless exercise resulting in the issuance of 424,753 shares of common stock. There were no warrants outstanding at December 31, 2011 or June 30, 2011.

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive at the balance sheet date (shares in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Employee equity awards	791	8,020	7,010	8,221

10.  Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions from non-owner sources and other events and circumstances. The components of comprehensive income (loss) for the three and six months ended December 31, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net income (loss)	$3,836	$(10,269)	$(7,900)	$(25,737)
Foreign currency translation adjustments	(460)	292	(653)	721
Total comprehensive income (loss)	$3,376	$(9,977)	$(8,553)	$(25,016)

11. Commitments and Contingencies

(a)	ATME arbitration

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

We expect a determination to be made in the second half of fiscal 2012 with respect to the pending arbitration. However, we can provide no assurance as to the actual timing or outcome of the arbitration. In general, there is no provision for either party to appeal the determination reached. The reseller agreement with ATME contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee is to be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of ATME, as well as ATME’s actual financial performance. Based on the formula and the financial information provided to us by ATME, which we have not verified independently, a calculation based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement, no termination fee is owed on termination for material breach. If we are found to have breached the terms of our agreement with ATME, we could be liable for damages including the termination fee, the amount of which may be greater or less than the number indicated above.

On March 11, 2010, a Kuwaiti entity (known as ATME Group and affiliated with ATME) filed a lawsuit in a Kuwaiti court naming as defendants ATME, us and a reseller newly appointed by us in Kuwait. In this lawsuit, ATME Group claims that it was an exclusive reseller for ATME in Kuwait and, as such, is entitled to damages relating to termination of its purported status as a reseller and to purported customer contracts in Kuwait.

(b)	Class action and opt-out claims

In March 2006, we settled class action litigation, including related derivative claims, arising out of our originally filed consolidated financial statements for fiscal 2000 through 2004, the accounting for which we restated in March 2005. Certain members of the class (representing 1,457,969 shares of common stock [or less than 1% of the shares putatively purchased during the class action period]) opted out of the settlement and had the right to bring their own state or federal law claims against us, referred to as “opt-out” claims. Opt-out claims were filed on behalf of the holders of approximately 1.1 million of such shares. All of these actions have been settled and/or dismissed.

The most recent settlement was entered into in December 2011 in the matter of 380544 Canada, Inc., et al. v. Aspen Technology, Inc., originally filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court. The claims in this action included claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action. This action was brought by persons who purchased 566,665 shares of our common stock in a private placement.  Pursuant to the settlement referenced above, this case was dismissed with prejudice on December 23, 2011. The financial impact related to this matter was recorded during the three and six month periods ended December 31, 2011. This impact was not material to our financial position or results of operations during the periods then ended.

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

While the outcome of the proceedings and claims identified above cannot be predicted with certainty, there are no other such matters, as of December 31, 2011, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows. Liabilities related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at December 31, 2011 and June 30, 2011, as appropriate, and are not material to our financial position for the periods then ended.

As of December 31, 2011 we do not believe that there is a reasonable possibility of a loss exceeding the amounts already accrued for the proceedings or matters discussed above.

12.  Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

We have three operating segments: license, SMS and training, and professional services.  The chief operating decision maker assesses financial performance and allocates resources based upon the three lines of business.

The license line of business is engaged in the development and licensing of software. The SMS and training line of business provides customers with a wide range of support services that include on-site support, telephone support, software updates and various forms of training on how to use our products.  The professional services line of business offers implementation, advanced process control, real-time optimization and other professional services in order to provide its customers with complete solutions.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (refer to Note 2). We do not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments.

The following table presents a summary of operating segments (dollars in thousands):

		SMS,
		Training,	Professional
	License	and Other	Services	Total
Three Months Ended December 31, 2011
Segment revenue	$46,502	$14,401	$5,652	$66,555
Segment expenses	16,863	2,513	5,845	25,221
Segment operating profit (1)	$29,639	$11,888	$(193)	$41,334
Three Months Ended December 31, 2010
Segment revenue	$25,333	$16,536	$7,939	$49,808
Segment expenses	14,798	3,346	6,140	24,284
Segment operating profit (1)	$10,535	$13,190	$1,799	$25,524

Six Months Ended December 31, 2011
Segment revenue	$78,412	$28,568	$10,800	$117,780
Segment expenses	33,415	5,206	12,243	50,864
Segment operating profit (1)	$44,997	$23,362	$(1,443)	$66,916
Six Months Ended December 31, 2010
Segment revenue	$44,300	$34,006	$14,602	$92,908
Segment expenses	29,191	6,483	12,080	47,754
Segment operating profit (1)	$15,109	$27,523	$2,522	$45,154

(1)
The Segment operating profits reported reflect only the direct expenses of the operating segment and do not contain an allocation for selling and marketing, general and administrative, research and development, restructuring and other corporate expenses incurred in support of the segments.

Reconciliation to Income (Loss) Before Income Taxes

The following table presents a reconciliation of total segment operating profit to income (loss) before income taxes for the three and six months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Total segment operating profit for reportable segments	$41,334	$25,524	$66,916	$45,154
Cost of license	(2,622)	(1,972)	(5,346)	(4,094)
Selling and marketing	(2,448)	(2,294)	(6,315)	(5,518)
Research and development	(10,573)	(9,835)	(22,145)	(20,198)
General and administrative and overhead	(15,565)	(18,300)	(34,974)	(39,156)
Stock-based compensation	(3,071)	(2,345)	(6,779)	(5,042)
Restructuring charges	(14)	(78)	59	(155)
Other (expense) income, net	(425)	(735)	(2,457)	1,929
Interest income (net)	1,019	1,881	2,158	4,340
Income (loss) before income taxes	$7,635	$(8,154)	$(8,883)	$(22,740)

13.  Subsequent Events

         We evaluated events occurring between December 31, 2011 and the date the financial statements were issued. There were no subsequent events to be disclosed based on this evaluation.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes beginning on page 3.  In addition to Part II, historical information, this discussion contains forward-looking statements that involve risks and uncertainties.  You should read "Item 1A. Risk Factors,” for a discussion of important factors that could cause our actual results to differ materially from our expectations.

    Our fiscal year ends on June 30, and references in this Quarterly Report to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2012" refers to the year ending June 30, 2012).

Business Overview

We are a leading global provider of mission-critical process optimization software solutions which are designed to manage and optimize plant and process design, operational performance, and supply chain planning. Our aspenONE software and related services have been developed for companies in the process industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements.

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

In fiscal 2010 we began offering our aspenONE software as a subscription model, which allows our customers access to all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). SMS is included for the entire arrangement and customers are entitled to any software products or updates introduced into the licensed suite. Revenue is recognized over the term of the license agreement on a subscription, or ratable basis. We also continue to offer customers the ability to license point products, but since fiscal 2010, have included SMS for the term of the agreement. License revenue from point product arrangements was generally recognized on the due date of each annual installment, provided all other revenue recognition requirements were met, including evidence of fair value of SMS component. Revenue from SMS was recognized ratably over the period which the SMS was delivered.

Our aspenONE subscription offering and the inclusion of SMS for the term of our point product arrangements have not changed the method or timing of our customer billings or cash collections. Our net cash provided by operating activities has increased since the license model change.

Impact of Licensing Model Changes

The principal accounting implications of the change in our licensing model are as follows:

•
The majority of our license revenue is no longer recognized on an upfront basis. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed.  Accordingly, our product-related revenue for fiscal 2010, 2011 and the three and six months ended December 31, 2011 was significantly less than the level achieved in the fiscal years preceding our licensing model change.

•	Because the timing of the incurrence of operating costs has not changed, the lower levels of revenue expected over the next few years may result in operating losses.

•
Our installments receivable balance are expected to continue to decrease over time, as licenses previously executed under our upfront revenue model reach the end of their terms and are renewed under our new licensing model. Under our aspenONE subscription offering and for point product arrangements with SMS included for the contract term, installment payments are not considered fixed or determinable and, as a result, are not included in installments receivable. These future payments are included in billings backlog, which is not reflected on our consolidated balance sheets.

•
The amount of our deferred revenue will continue to increase over time, as installments for license transactions executed under our aspenONE subscription offering and for point product arrangements with SMS included for the contract term are deferred and recognized on a ratable basis.

•
Over the next several years, we expect substantially all of our customers to transition to term arrangements which include SMS for the contract term. During this transition period, we may continue to have arrangements where the software element will be recognized upfront, including perpetual licenses, legacy arrangements, including amendments to existing legacy term arrangements, and in limited cases, renewals of existing legacy term arrangements. However, we do not expect revenue related to these sources to be significant in relation to our total revenue.

Introduction of our Enhanced SMS Offering

Beginning in fiscal 2012, we introduced an enhanced SMS offering to provide more value to our customers. As part of this offering, customers receive 24x7 support, faster response times, dedicated technical advocates and access to web-based training modules. The enhanced SMS offering is being provided to new and existing customers for our aspenONE subscription offering and customers who have licensed point products with SMS included for the term of the arrangement.  Our annually renewable SMS offering continues to be available to customers with legacy term and perpetual license agreements.

The introduction of our enhanced SMS offering has resulted in a change to the revenue recognition of point product arrangements that include SMS for the term of the arrangement.  Beginning in fiscal 2012, all revenue associated with point product arrangements that include the enhanced SMS offering is being recognized on a ratable basis, whereas prior to fiscal 2012, revenue was recognized under the residual method, as payments became due.  The introduction of our enhanced SMS offering did not change the revenue recognition for our aspenONE subscription arrangements.

 For additional information about the recognition of revenue under the upfront revenue model and our new licensing models, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue” contained in Part II, Item 7 of our Form 10-K for our fiscal year ended June 30, 2011.  Because of the accounting implications resulting from the change in our licensing models, we believe that, for the next few years, a number of performance indicators based on U.S. generally accepted accounting principles, or GAAP, will be of limited value in assessing our performance, growth and financial condition. Accordingly, we are focusing on a number of other business metrics, including those described below under “—Key Business Metrics.”

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

•
SMS and training.  Our SMS business consists primarily of providing customer technical support and access to software fixes and updates. We provide customer technical support services throughout the world from our three global call centers as well as via email and through our support website. Our training business provides customers with a variety of training solutions, including on-site, Internet-based and customized training.

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

Key Components of Operations

Revenue

Subscription and Software Revenue.  Subscription and software revenue consists of product and related revenue from our (i) aspenONE subscription arrangements; (ii) fixed-term arrangements for point product licenses with our enhanced SMS offering included for the contract term (referred to as point product arrangements with enhanced SMS); (iii) legacy term arrangements (referred to as legacy arrangements); and, (iv) perpetual arrangements.

When a customer elects to license our products under our aspenONE subscription offering, our enhanced SMS offering is included for the entire term of the arrangement and the customer receives, for the term of the arrangement, the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. These agreements combine the right to use all software products within a given product suite with SMS for the term of the arrangement. Due to our obligation to provide unspecified future software products and updates, we are required to recognize the total revenue ratably over the term of the license, once the four revenue recognition criteria are met.

Our point product arrangements with enhanced SMS also include SMS for the term of the arrangement.  Since we do not have vendor-specific objective evidence of fair value, or VSOE, for our enhanced SMS offering, the SMS element of our point product arrangements is not separable.  As a result, the total revenue is also recognized ratably over the term of the arrangement, once the four revenue recognition criteria are met.

Perpetual license and legacy term arrangements do not include the same rights as those provided to customers under the subscription-based licensing model.  We continue to have VSOE for the legacy SMS offering provided in support of these license arrangements and can therefore separate the undelivered elements.  Accordingly, the license fees for perpetual licenses, legacy amendments, and renewals of legacy term arrangements continue to be recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements are met.

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

As a result of the introduction of our enhanced SMS offering in fiscal 2012, the majority of our product-related revenue is now recognized on a ratable basis, over the term of the arrangement.  Additionally, we do not expect residual revenue from legacy term arrangements and perpetual arrangements to be significant in relation to our total revenue on a go forward basis.  Since the distinction between subscription and point product ratable revenue does not represent a meaningful difference from either a line of business or revenue recognition perspective, we have combined our subscription and software revenue into a single line item on our statements of operations beginning in the first quarter of fiscal 2012.

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

	Revenue Classification in Income Statement		Revenue Recognition Methodology
	Fiscal 2012	Fiscal 2011 and 2010	Fiscal 2012	Fiscal 2011 and 2010
Type of Revenue:
aspenONE subscription	Subscription and software	Subscription	Ratable	Ratable
Point products
- Software	Subscription and software	Software	Ratable	Residual method
- Bundled SMS	Subscription and software	Services and other	Ratable	Ratable
Other
- Legacy arrangements	Subscription and software	Software	Residual method	Residual method
- Perpetual arrangements	Subscription and software	Software	Residual method	Residual method

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

General and Administrative Expense.  General and administrative expenses include the costs of corporate and support functions, such as executive leadership and administration groups, finance, legal, human resources and corporate communications, and other costs such as outside professional and consultant fees and provision for bad debt.

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

Other (Expense) Income, Net.  Other (expense) income, net is comprised primarily of foreign currency exchange (losses) gains generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. We may enter into foreign currency forward contracts to attempt to minimize the adverse impact related to unfavorable exchange rate movements, although we have not done so since fiscal 2008. Historically, our foreign currency forward contracts have not been designated as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment under the criteria of Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging. Therefore, any unrealized gains and losses on the foreign currency forward contracts, as well as the underlying transactions we are attempting to shield from exchange rate movements, would be recognized as a component of other (expense) income, net.

Provision for (Benefit from) Income Taxes.  The benefit from income taxes is comprised of the deferred benefit for tax deductions and credits that we expect to utilize in the future taxes.  The provision for income taxes is comprised of current domestic and foreign taxes, and deferred benefit on US losses for which it is more likely than not that we will be able to utilize these benefits in the future. We record interest and penalties related to income tax matters as income tax expense. We expect the amount of income tax expense, if any, to vary each reporting period depending upon fluctuations in our taxable income by jurisdiction.

Key Business Metrics

  Background

With the adoption of our subscription-based licensing model, our revenue for fiscal 2010, 2011 and the three and six months ended December 31, 2011 was significantly less than in the years preceding our model change. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed.  As a result, we believe that, for the next few years, a number of our performance indicators based on U.S. generally accepted accounting principles or GAAP, including revenue, gross profit, operating income (loss) and net income (loss), will be of limited value in assessing our performance, growth and financial condition. Accordingly, we are focusing on certain non-GAAP and other business metrics, including the key metrics set forth below, to track our business performance. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

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

We estimate that TLCV grew by approximately 4.1% to $1.36 billion during the second quarter of fiscal 2012, from $1.31 billion at September 30, 2011 and by approximately 6.3% during the first half of fiscal 2012, from $1.28 billion at June 30, 2011. The growth was attributable primarily to an increase in the number of tokens or products licensed.

We estimate that TCV grew by approximately 5.2% to $1.54 billion during the second quarter of fiscal 2012, from $1.46 billion at September 30, 2011 and 8.0% during the first half of fiscal 2012, from $1.42 billion at June 30, 2011. The growth was attributable primarily to an increase in the number of tokens or products licensed.

Future Cash Collections and Billings Backlog

Future cash collections is the sum of billings backlog, accounts receivable, undiscounted installments receivable and undiscounted collateralized receivables. Billings backlog represents the aggregate value of uninvoiced bookings from prior and current periods that are not reflected on our consolidated balance sheets.

Prior to fiscal 2010, the majority of bookings were recognized as revenue in the period booked and reflected on our consolidated balance sheets as installments receivable, or if sold, as collateralized receivables. Installments receivable and collateralized receivables were discounted to net present value at prevailing market rates at the time of the transaction. Amounts collected for collateralized receivables are applied to pay the related secured borrowings and are not available for any other expenditures.

 Under our aspenONE subscription offering and point product arrangements with SMS included for the contract term, installment payments are not considered fixed or determinable and, as a result, are not included in installments receivable or collateralized receivables. These future payments are included in billings backlog, which is not reflected on our unaudited condensed consolidated balance sheets. We believe future cash collections is a useful metric because it provides insight into the cash generation capability of our business. Under the upfront revenue model, we did not previously monitor billings backlog or future cash collections since we believed that accounts receivable, installments receivable, collateralized receivables and certain other measures were appropriate indicators of estimated cash generation at that time.

Since a substantial majority of our future bookings will reflect arrangements which include SMS for the term of the arrangement, we expect installments receivable and collateralized receivables to decline. To the extent customers have transitioned to arrangements which include SMS for the term of the arrangement, our billings backlog will include the contractually committed sources of cash associated with our licensing and SMS business. The only sources of cash that will continue to be excluded from future cash collections will be amounts attributable to professional services, training and any remaining standalone SMS.

The following table provides our future cash collections as of the dates presented (dollars in thousands):

	December 31, 2011	June 30, 2011
Billings backlog	$731,805	$640,988
Accounts receivable, net	35,880	27,866
Installments receivable, undiscounted (non-GAAP) (1)	76,805	95,796
Collateralized receivables, undiscounted (non-GAAP) (1)	13,631	26,691
Future cash collections	$858,121	$791,341

(1)	Excludes unamortized discount.

The growth in billings backlog during the six months ended December 31, 2011 reflected our customers’ continued adoption of our subscription- based licensing model and point product arrangements with enhanced SMS. As customers continue to convert to our subscription-based licensing model, the aggregate value of uninvoiced bookings will become part of billings backlog and future cash collections. We expect the future cash collections metric to level off when most of our term contracts have converted to term arrangements with annual payment terms.

We are providing the following table for the periods presented to reconcile undiscounted installments receivable and collateralized receivables, as included in our future cash collections metric, with GAAP installments receivable, net and GAAP collateralized receivables, net (dollars in thousands):

	December 31, 2011	June 30 2011
Installments receivable, undiscounted (non-GAAP)	$76,805	$95,796
Unamortized discount	(6,130)	(9,320)
Installments receivable, net	$70,675	$86,476

Collateralized receivables, undiscounted (non-GAPP)	$13,631	$26,691
Unamortized discount	(597)	(1,652)
Collateralized receivables, net	$13,034	$25,039

Installments receivable and collateralized receivables are shown at net present value on our consolidated balance sheets. Future cash collections exclude the unamortized discount on installments receivable and collateralized receivables. Amounts collected for collateralized receivables are applied to pay the related secured borrowings and are not available for any other purpose.

Adjusted Total Costs

The following table presents our total cost of revenue and total operating expenses, as adjusted for stock-based compensation expense, for the indicated periods (dollars in thousands):

	Three Months Ended		Three Month Period-to-Period Change		Six Months Ended		Six Month Period-to- Period Change
	December 31, 2011	December 31, 2010	$	%	December 31, 2011	December 31, 2010	$	%
Total cost of revenue	$12,925	$13,555	$(630)	(4.6)%	$26,746	$26,803	$(57)	(0.2)%
Total operating expenses	46,589	45,553	1,036	2.3	99,618	95,113	4,505	4.7
Total expenses	$59,514	$59,108	$406	0.7%	$126,364	$121,916	$4,448	3.6%
Less:
Stock-based compensation	$(3,071)	$(2,345)	$(726)	31.0	$(6,779)	$(5,042)	$(1,737)	34.5
Adjusted total costs (non-GAAP)	$56,443	$56,763	$(320)	(0.6)%	$119,585	$116,874	$2,711	2.3%

Total expenses increased $0.4 million and $4.4 million for the three and six months ended December 31, 2011, respectively, compared to the prior year periods.  Adjusted total costs, which consist of total cost of revenue and total operating expenses, adjusted to exclude stock-based compensation, decreased by $0.3 million for the three months ended December 31, 2011 and increased by $2.7 million for the six months ended December 31, 2011, respectively, compared to the prior year periods.

Comparison of the Three Months Ended December 31, 2011 and 2010

The increase in stock-based compensation expense for the periods presented primarily relates to the incremental expense associated with the August 2011 annual program grant, which had a higher valuation than the prior year annual grant, partially offset by a decrease attributable to certain awards becoming fully vested. The higher grant valuation was primarily attributable to a higher grant date stock price of our common stock and the mix of granted awards being slightly more weighted to RSUs.  RSUs result in more expense than options as the gross stock-based compensation expense (prior to the effect of forfeitures) is based on the grant date stock price.  Under the Black-Scholes option valuation model, options have a lesser valuation than the grant date share price.

Adjusted total costs decreased $0.3 million period-over-period, predominantly due to lower compensation and related costs.  Please refer to the “- Results of Operations” section below for additional information on period-over-period expense fluctuations.

Comparison of the Six Months Ended December 31, 2011 and 2010

The increase in stock-based compensation expense for the periods presented primarily relates to the incremental expense associated with the August 2011 annual program grant, which had a higher valuation than the prior year annual grant, partially offset by a decrease attributable to certain awards becoming fully vested.  The higher grant valuation was primarily attributable to a higher grant date stock price of our common stock and the mix of granted awards being slightly more weighted to RSUs.  RSUs result in more expense than options, as the gross stock-based compensation expense (prior to the effect of forfeitures) is based on the grant date stock price.  Under the Black-Scholes option valuation model, options have a lesser valuation than the grant date share price.  Additionally, contributing to the period-over-period increase in stock-based compensation expense was the immediate vesting of our board of director awards and the increase of the equity component of director’s compensation in fiscal 2012, which resulted in $0.5 million of incremental expense compared to the prior year period.

Adjusted total costs increased $2.7 million period-over-period, predominantly due to higher compensation and related costs.  Please refer to the “- Results of Operations” section below for additional information on period-over-period expense fluctuations.

 Free Cash Flow

Free cash flow is calculated as net cash provided by operating activities less the sum of (a) purchase of property, equipment and leasehold improvements and (b) capitalized computer software development costs.

Customer collections and, consequently, cash flow from operating activities and free cash flow are primarily driven by license and services billings, rather than recognized revenue. As a result, the introduction of our aspenONE subscription offering has not had an adverse impact on cash receipts. Until existing term license contracts are renewed and license related revenue returns to prior year levels, we believe free cash flow is a more relevant measure of our financial performance than income statement profitability measures such as total revenue, gross profit, operating profit (loss) and net income (loss). Additionally, we also believe that free cash flow is often used by security analysts, investors and other interested parties in the evaluation of software companies.

The following table provides a reconciliation of net cash flow to free cash flow provided by operating activities for the periods presented (dollars in thousands):

	Six Months Ended
	December 31, 2011	December 31, 2010
Net cash provided by operating activities	$28,280	$21,213
Purchase of property, equipment and leasehold improvements	(922)	(1,876)
Capitalized computer software development costs	(392)	(380)
Free cash flow (non-GAAP)	$26,966	$18,957

We believe we will realize steadily improving cash flow due to the continued growth of our portfolio of term license contracts and as customers continue to renew contracts on an installment basis that were previously paid upfront. As part of our historical arrangements, customers could elect to pay for their term licenses upfront, at a discount, rather than annually over the contract term. Compared to installment contracts, contracts with upfront payments resulted in increased cash flow variability, with higher cash flow in the period of the payment, but no cash flow in subsequent years of the contract term. We reduced the incentive for customers to pay upfront and expect our free cash flow to continue to benefit as these arrangements reach the end of their terms and are renewed on an installment basis.

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

We allocate the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual and term licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. If VSOE does not exist for an undelivered element in an arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier.  Under the upfront revenue model, the residual license fee is recognized upfront upon delivery of the software provided all other revenue recognition criteria were met. Arrangements that qualify for upfront recognition include sales of perpetual licenses and legacy term arrangements.

Professional Services Revenue

Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis. We allocate the fair value of our professional services that are bundled with non-aspenONE subscription arrangements, and generally recognize the related revenue as the services are performed, assuming all other revenue recognition criteria have been met. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred, to the total estimated project costs. Professional services revenue is recognized within services and other revenue in the statements of operations. Project costs are based on standard rates, which vary by the consultant’s professional level, plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. Project costs are typically expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, we believe that costs are the best available measure of performance. Out-of-pocket expenses which have been reimbursed by customers are recorded as revenue.

If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services. In those circumstances in which committed professional services arrangements are sold as a single arrangement with, or in contemplation of, an aspenONE subscription arrangement or point product arrangement that includes SMS for the term of the arrangement, revenue is deferred and recognized on a ratable basis over the longer of the period the services are performed or the license term. We have occasionally been required to commit unanticipated additional resources to complete projects, which resulted in lower than anticipated income or losses on those contracts. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated.

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

Results of Operations

  Comparison of the Three and Six Months Ended December 31, 2011 and 2010

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended December 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2011	2010	% Change		2011	2010	% Change
Revenue:
Subscription and software	$46,502	$25,333	83.6%		$78,412	$44,300	77.0%
Services and other	20,053	24,475	(18.1)		39,368	48,608	(19.0)
Total revenue	66,555	49,808	33.6		117,780	92,908	26.8
Cost of revenue:
Subscription and software	2,622	1,972	33.0		5,346	4,094	30.6
Services and other	10,303	11,583	(11.1)		21,400	22,709	(5.8)
Total cost of revenue	12,925	13,555	(4.6)		26,746	26,803	(0.2)
Gross profit	53,630	36,253	47.9		91,034	66,105	37.7
Operating expenses:
Selling and marketing	22,318	19,954	11.8		45,764	40,305	13.5
Research and development	12,767	12,096	5.5		26,536	24,671	7.6
General and administrative	11,490	13,425	(14.4)		27,377	29,982	(8.7)
Restructuring charges	14	78	(82.1)		(59)	155	(138.1)
Total operating expenses	46,589	45,553	2.3		99,618	95,113	4.7
Income (loss) from operations	7,041	(9,300)	(175.7)		(8,584)	(29,008)	(70.4)
Interest income	2,034	3,534	(42.4)		4,265	7,236	(41.1)
Interest expense	(1,015)	(1,653)	(38.6)		(2,107)	(2,897)	(27.3)
Other (expense) income, net	(425)	(735)	(42.2)		(2,457)	1,929	(227.4)
Income (loss) before income taxes	7,635	(8,154)	(193.6)		(8,883)	(22,740)	(60.9)
Provision for (benefit from) income taxes	3,799	2,115	79.6		(983)	2,997	(132.8)
Net income (loss)	$3,836	$(10,269)	(137.4	) %	$(7,900)	$(25,737)	(69.3	) %

The following table sets forth the results of operations as a percentage of net revenue in certain financial data for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011		2010
Revenue:
Subscription and software	69.9%	50.9%	66.6%		47.7%
Services and other	30.1	49.1	33.4		52.3
Total revenue	100.0	100.0	100.0		100.0
Cost of revenue:
Subscription and software	3.9	4.0	4.5		4.4
Services and other	15.5	23.2	18.2		24.4
Total cost of revenue	19.4	27.2	22.7		28.8
Gross profit	80.6	72.8	77.3		71.2
Operating expenses:
Selling and marketing	33.5	40.1	38.9		43.4
Research and development	19.2	24.3	22.5		26.6
General and administrative	17.3	27.0	23.2		32.3
Restructuring charges	0.0	0.2	(0.1)		0.2
Total operating expenses	70.0	91.5	84.6		102.4
Income (loss) from operations	10.6	(18.7)	(7.3)		(31.2)
Interest income	3.1	7.1	3.6		7.8
Interest expense	(1.5)	(3.3)	(1.8)		(3.1)
Other (expense) income, net	(0.6)	(1.5)	(2.1)		2.1
Income (loss) before income taxes	11.5	(16.4)	(7.5)		(24.5)
Provision for (benefit from) income taxes	5.7	4.2	(0.8)		3.2
Net income (loss)	5.8%	(20.6)%	(6.7	) %	(27.7)%

Revenue

Total revenue during the three and six months ended December 31, 2011 increased by $16.7 million and $24.9 million, respectively, compared to the corresponding periods of the prior fiscal year.  The increase was primarily due to higher subscription and software revenue of $21.2 million and $34.1 million, respectively, partially offset by lower services and other revenue of $4.4 million and $9.2 million, respectively.

  Subscription and Software Revenue

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2011	2010	$ %		2011	2010	$	%
	(Dollars in thousands)				(Dollars in thousands)
Subscription and software revenue	$46,502	$25,333	$21,169	84%	$78,412	$44,300	$34,112	77%	%
As a percent of revenue	69.9%	50.9%			66.6%	47.7%

The increase in subscription and software revenue during the three and six months ended December 31, 2011 was primarily the result of a larger base of aspenONE subscription arrangements from previous quarters being recognized as revenue on a ratable basis in the current quarter and first half of fiscal year. Additionally, we recognized revenue of $6.0 million consistent with our upfront revenue model due to the renewal of a legacy term arrangement with a significant customer. We expect subscription and software revenue to continue to increase as customers renew expiring contracts under our subscription-based licensing model and point product arrangements with SMS included for the contract term.

As discussed above in “– Results of Operations Classification - Subscription and Software Revenue,” we have combined subscription and software revenues on our results of operations.  The following table reconciles the amount of revenue recognized for the three and six months ended December 31, 2011 and 2010, based on the respective revenue recognition methodology.  As illustrated below, the introduction of our enhanced SMS offering in fiscal 2012 has resulted in a substantial majority of our subscription and software revenue being recognized on a ratable basis in the first half of fiscal 2012.

	Three Months Ended December 31,		Three Months Ended December 31,
	2011	2010	2011	2010
	(Dollars in thousands)		% of Total
Subscription and software revenue:
Ratable (1)	$31,726	$11,847	68.2%	46.8%
Residual method (2)	14,776	13,486	31.8	53.2
Subscription and software revenue	$46,502	$25,333	100.0%	100.0%

	Six Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(Dollars in thousands)		% of Total
Subscription and software revenue:
Ratable (1)	$60,181	$21,504	76.7%	48.5%
Residual method (2)	18,231	22,796	23.3	51.5
Subscription and software revenue	$78,412	$44,300	100.0%	100.0%

(1)
During the three and six months ended December 31, 2010, the fair value of the SMS element of point product arrangements totaled $0.6 million and $1.0 million, respectively and was presented in the statements of operations as services and other revenue.  Effective July 1, 2012, the fee attributable to the SMS in point product arrangements is no longer separable, because we are unable to establish VSOE of fair value, and as a result, is included within ratable revenue.

(2) Residual method revenue detail	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Residual method revenue:
Point products - Software	*	$4,169	*	$9,779
Legacy arrangements	13,668	9,045	16,784	11,876
Perpetual arrangements	1,108	272	1,447	1,141
Total residual method revenue	$14,776	$13,486	$18,231	$22,796

* In fiscal 2012, the total combined arrangement fee (which includes the fee attributable to SMS) for point product arrangements with enhanced SMS is being recognized on a ratable basis.

As noted in the table above, we recognized approximately $13.7 million during the three months ended December 31, 2011 related to legacy arrangements of which $6.0 million was due to a renewal of a legacy term arrangement with a significant customer. Additional revenue recognized during the period related to legacy arrangements of approximately $7.7 million, compared to $9.0 million in the corresponding period of the prior fiscal year. Going forward, we expect residual method revenue from legacy arrangements to decrease and be replaced with term-based licensing agreements that are recognized on a ratable basis.  We do not expect revenue related to point products licensed on a perpetual basis to be a significant source of revenue during fiscal 2012 and beyond.

Services and Other Revenue

	Three Months Ended		Period-to-Period			Six Months Ended		Period-to-Period
	December 31,		Change			December 31,		Change
	2011	2010	$	%		2011	2010	$	%
	(Dollars in thousands)					(Dollars in thousands)
Professional services revenue	$5,652	$7,939	$(2,287)	(28.8	) %	$10,800	$14,602	$(3,802)	(26.0	) %
SMS and other revenue	14,401	16,536	(2,135)	(12.9)		28,568	34,006	(5,438)	(16.0)
Services and other revenue	$20,053	$24,475	$(4,422)	(18.1	) %	$39,368	$48,608	$(9,240)	(19.0	) %
As a percent of revenue	30.1%	49.1%				33.4%	52.3%

  Professional Services Revenue

Professional services revenue during the three and six months ended December 31, 2011 decreased by $2.3 million and $3.8 million, respectively, compared to the corresponding periods of the prior fiscal year.  The period-over-period decrease in professional services revenue primarily related to decreased customer demand for professional services, and to a lesser degree higher professional service revenue deferrals on aspenONE arrangements.  We often compete with a number of qualified competitors when bidding for professional service contracts, particularly in developed markets where our products are well established. This competitive environment has had an unfavorable impact on our professional services revenue.

Under the aspenONE subscription offering, revenue from committed professional service arrangements that are sold as a single arrangement with, or in contemplation of, a new aspenONE licensing transaction, is deferred and recognized on a ratable basis over the longer of (a) the period the services are performed or (b) the term of the related software arrangement. As our typical contract term approximates five years, professional services revenue on these types of arrangements will usually be recognized over a longer period than under the upfront revenue model. We had an increase in net revenue deferrals of $0.1 million and $1.4 million, respectively, during the three and six months ended December 31, 2011 compared to the corresponding periods of the prior fiscal year for professional services bundled with aspenONE transactions, which contributed to the decrease in professional services revenue during these periods.

SMS and Other Revenue

SMS and other revenue includes annually renewed SMS offered in support of our perpetual and legacy term arrangements. SMS and other revenue during the three and six months ended December 31, 2011 decreased by $2.1 million and $5.4 million, respectively, compared to the corresponding periods of the prior fiscal year.  The decrease was primarily due to customers transitioning to arrangements that include SMS for the contract term, and the continued trend of customers electing to replace perpetual license arrangements with new term contracts. Under our subscription-based licensing offering and point product arrangements which include SMS for the contract term, the SMS revenue component is included within subscription and software revenue, whereas previously, it was presented within services and other revenue. We expect SMS revenue related to perpetual arrangements and legacy term arrangements to continue to decrease as customers continue to transition to our subscription-based licensing model.  Over the next few years, we expect that SMS revenue will represent less than 10% of our total revenue, and at that point, we would include SMS revenue in our subscription and software line in our unaudited consolidated statements of operations.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2011	2010	$ %		2011	2010	$ %
	(Dollars in thousands)				(Dollars in thousands)
Cost of subscription and software revenue	$2,622	$1,972	$650	33.0%	$5,346	$4,094	$1,252	30.6%
Gross margin	94.4%	92.2%			93.2%	90.8%

The period-over-period increases in cost of subscription and software revenue during the three and six months ended December 31, 2011 compared to the corresponding periods of the prior fiscal year were primarily due to a larger percentage of SMS services being provided to customers under our subscription-based licensing model, partially offset by lower royalty expense in the current year periods.

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

Our subscription and software gross margins were slightly higher than the comparable period of the prior year, primarily as a result of higher subscription and software revenue, and to a lesser extent, lower royalty expense.

Cost of Services and Other Revenue

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2011	2010	$ %		2011	2010	$ %
	(Dollars in thousands)				(Dollars in thousands)
Cost of services and other revenue	$10,303	$11,583	$(1,280)	(11.1)%	$21,400	$22,709	$(1,309)	(5.8)%
Gross margin	48.6%	52.7%			45.6%	53.3%

Our services and other revenue gross margins during the three and six months ended December 31, 2011 decreased to 48.6% and 45.6% compared to 52.7% and 53.3% in the comparable periods of the prior fiscal year. The decreases were primarily attributable to the impact of higher margin SMS revenue migrating to subscription and software revenue, and to a lesser degree higher professional service revenue deferrals.

Going forward, we expect the revenue and costs related to our SMS business to continue to migrate to cost of subscription and software revenue. Because SMS revenue has a higher gross profit margin than our professional services business, we expect the reported gross profit margin of services and other revenue to continue to decline.

Cost of Professional Services Revenue

The timing of expense recognition on certain professional service arrangements can impact the ability to compare the cost of professional services revenue from period to period.  The cost of professional services revenue was $0.4 million lower during the three months ended December 31, 2011, and $0.1 million higher during the six months ended December 31, 2011, as compared to the corresponding periods of the prior fiscal year. There no significant differences noted within these comparative periods.

Cost of SMS and Other Revenue

Cost of SMS and other revenue decreased $0.9 million and $1.4 million during the three and six months ended December 31, 2011 compared to the corresponding periods of the prior fiscal year, primarily due to the migration of SMS costs associated with supporting our aspenONE subscription arrangements moving to the cost of subscription and software revenue.  As the subscription business grows, we expect the cost of SMS revenue to continue to migrate from cost of services and other revenue to cost of subscription and software revenue. Eventually, we expect the majority of the costs of our SMS business to be presented in cost of subscription and software revenue.

Selling and Marketing Expense

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2011	2010	$ %		2011	2010	$ %
	(Dollars in thousands)				(Dollars in thousands)
Selling and marketing expense	$22,318	$19,954	$2,364	11.8%	$45,764	$40,305	$5,459	13.5%
As a percent of revenue	33.5%	40.1%			38.9%	43.4%

The period-over-period increase in selling and marketing expense during the three months ended December 31, 2011 was predominantly the result of higher compensation and related costs of $1.8 million, including higher commissions of $1.2 million and higher stock-based compensation expense of $0.3 million. The remaining period-over-period increase was primarily the result of higher expenses for third party commissions and recruiting-related costs.

The period-over-period increase in selling and marketing expense during the six months ended December 31, 2011 was primarily the result of higher compensation and related expense of $4.0 million, including higher commissions of $2.1 million and higher stock-based compensation expense of $0.6 million. The remaining period-over-period increase was primarily the result of higher expenses for company events and travel-related costs.

Research and Development Expense

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2011	2010	$ %		2011	2010	$ %
	(Dollars in thousands)				(Dollars in thousands)
Research and development expense	$12,767	$12,096	$671	5.5%	$26,536	$24,671	$1,865	7.6%
As a percent of revenue	19.2%	24.3%			22.5%	26.6%

The period-over-period increase in research and development expense during the three and six month periods ended December 31, 2011 was primarily the result of higher compensation and related costs compared to the prior year periods.

General and Administrative Expense

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2011	2010	$ %		2011	2010	$ %
	(Dollars in thousands)				(Dollars in thousands)
General and administrative expense	$11,490	$13,425	$(1,935)	(14.4)%	$27,377	$29,982	$(2,605)	(8.7)%
As a percent of revenue	17.3%	27.0%			23.2%	32.3%

The period-over-period decrease in general and administrative expense during the three months ended December 31, 2011 was primarily attributable to decreases in recruiting and related expenses of $0.6 million, lower legal and related costs of $0.5 million, lower spending on outside consultants of $0.5 million, and lower audit fees of $0.5 million.

The period-over-period decrease in general and administrative expense during the six months ended December 31, 2011 was primarily attributable to lower spending on outside consultants of $0.9 million, lower legal and related costs of $0.9 million, decreases in recruiting and related expenses of $0.6 million and lower compensation and related costs $0.5 million, partially offset by increased stock-based compensation expense of $0.9 million.  The remaining period-over-period decrease was primarily the result of lower bad debt expense due to collections of previously reserved receivables.

Restructuring Charges

	Three Months Ended		Period-to-Period		Six Months Ended			Period-to-Period
	December 31,		Change		December 31,			Change
	2011	2010	$ %		2011		2010	$ %
	(Dollars in thousands)				(Dollars in thousands)
Restructuring charges	$14	$78	$(64)	(82.1)%	$(59)		$155	$(214)	(138.1)%
As a percent of revenue	0.0%	0.2%			(0.1	) %	0.2%

There were no new restructuring events during the three and six months ended December 31, 2011 and 2010.  The activity in restructuring charges during these periods was the result of accretion and adjustments relating to changes in estimates on existing facilities-related restructuring plans.

Interest Income

	Three Months Ended		Period-to-Period			Six Months Ended		Period-to-Period
	December 31,		Change			December 31,		Change
	2011	2010	$	%		2011	2010	$	%
	(Dollars in thousands)					(Dollars in thousands)
Interest income	$2,034	$3,534	$(1,500)	(42.4	) %	$4,265	$7,236	$(2,971)	(41.1	) %
As a percent of revenue	3.1%	7.1%				3.6%	7.8%

The period-over-period decreases in interest income during the three and six months ended December 31, 2011 were primarily attributable to the continued decrease of our collateralized and installment receivables portfolios. We expect interest income to continue to decrease going forward.

Interest Expense

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2011	2010	$ %		2011	2010	$	%
	(Dollars in thousands)				(Dollars in thousands)
Interest expense	$(1,015)	$(1,653)	$638	(38.6)%	$(2,107)	$(2,897)	$790	(27.3	) %
As a percent of revenue	(1.5)%	(3.3)%			(1.8)%	(3.1)%

The period-over-period decreases in interest expense during the three and six months ended December 31, 2011 were primarily attributable to lower average secured borrowing balances, resulting from the continued pay-down of our existing secured borrowing arrangements. We expect interest expense to continue to decrease going forward.

Other (Expense) Income, Net

	Three Months Ended			Period-to-Period			Six Months Ended		Period-to-Period
	December 31,			Change			December 31,		Change
	2011		2010	$	%		2011	2010	$	%
	(Dollars in thousands)						(Dollars in thousands)
Other (expense) income, net	$(425)		$(735)	$310	(42.2	) %	$(2,457)	$1,929	$(4,386)	(227.4	) %
As a percent of revenue	(0.6	) %	(1.5)%				(2.1)%	2.1%

Other (expense) income, net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other (expense) income, net also includes miscellaneous non-operating gains and losses.

During the three months ended December 31, 2011 and 2010, other (expense) income, net included $0.4 million and $0.7 million of net currency losses, respectively. During the six months ended December 31, 2011 and 2010, other (expense) income, net included $2.5 million of net currency losses and $1.9 million of net currency gains, respectively.

Provision for (Benefit from) Income Taxes

	Three Months Ended		Period-to-Period		Six Months Ended			Period-to-Period
	December 31,		Change		December 31,			Change
	2011	2010	$ %		2011		2010	$	%
	(Dollars in thousands)				(Dollars in thousands)
Provision for (benefit from) income taxes	$3,799	$2,115	$1,684	79.6%	$(983)		$2,997	$(3,980)	(132.8	) %
As a percent of revenue	5.7%	4.2%			(0.8	) %	3.2%

The provision for income taxes during the three months ended December 31, 2011 was primarily attributable to taxes on income generated in the period, and to a lesser extent, a decrease of the deferred tax asset associated with foreign tax credits, as well as the establishment of a valuation allowance on certain foreign losses.  During the three months ended December 31, 2010, the provision was due to an increase in the valuation allowance related to foreign tax credits.

During the first half of fiscal 2012, we recognized a benefit from income taxes of $1.0 million compared to a provision of $3.0 million for the corresponding period of the prior fiscal year.  The tax benefit during the first half of fiscal 2012 was derived primarily from taxable losses incurred and our belief that it is more likely than not that we will recognize these benefits in the future.  This tax benefit was partially offset by a decrease of the deferred tax asset associated with foreign tax credits and the establishment of a valuation allowance on certain foreign losses.  During the six months ended December 31, 2010, we maintained a valuation allowance on our U.S. deferred tax assets, and as a result, did not record a similar tax benefit.

We made cash tax payments totaling $0.3 million and $1.0 million during the three and six months ended December 31, 2011.  The majority of these tax payments were related to foreign liabilities.   These payments were offset by cash tax refunds of $0.6 million and $0.7 million, respectively.

Based on our evaluation of the realizability of our U.S. federal net operating loss carryforwards, or NOLs, foreign tax credits, and R&D credits, a significant portion of our valuation allowance was reversed in the fourth quarter of fiscal 2011. While we operated at a taxable loss during the first half of fiscal 2012, and have a history of losses, we are able to forecast sufficient future pre-tax profitability, which will allow us to utilize most of our deferred tax assets. Based on our current forecast, we expect that we will utilize all of our U.S. NOLs, foreign tax credits, and a portion of our R&D credits by fiscal year 2015, based on a “with and without” approach.

We have a valuation allowance in the U.S. for a deferred tax asset related to certain R&D credits, which we expect to expire before utilization. Additionally, we have a valuation allowance for unrealized capital losses, since we do not have any investments currently on our balance sheet that would give rise to a capital gain.  We also have a valuation allowance on certain foreign subsidiaries’ NOLs, where it is more likely than not that a benefit will not be realized. At December 31, 2011 and June 30, 2011, our total valuation allowance was $8.7 million and $8.0 million, respectively.

Liquidity and Capital Resources

    Resources

We have historically financed our operations with cash generated from operating activities. As of December 31, 2011, our principal sources of liquidity consisted of $143.3 million in cash and cash equivalents.

We believe our existing cash and cash equivalents and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund future activities, we may need to raise additional funds through the financing of receivables or from public or private equity or debt financings. We also may need to raise additional funds in the event we decide to effect one or more acquisitions of businesses, technologies or products. If additional funding is required, we may not be able to effect a receivable, equity or debt financing on terms acceptable to us or at all.

The following table summarizes our cash flow activities for the periods indicated (dollars in thousands):

	Six Months Ended
	December 31,
	2011	2010
Cash flow provided by (used in):
Operating activities	$28,280	$21,213
Investing activities	(1,314)	(2,256)
Financing activities	(33,341)	(12,561)
Effect of exchange rates on cash balances	(355)	301
(Decrease) increase in cash and cash equivalents	$(6,730)	$6,697

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

Cash from operating activities provided $28.3 million during the six months ended December 31, 2011. This amount resulted from a net loss of $7.9 million, adjusted for non-cash benefits of $8.0 million and a net $28.2 million source of cash due to decreases in operating assets and increases in operating liabilities.

Non-cash expenses within net loss consist primarily of $6.8 million for stock-based compensation expense, $2.7 million of depreciation and amortization, and $1.2 million of net unrealized foreign currency losses, partially offset by a deferred income tax benefit of $2.3 million.

A decrease in operating assets and an increase in operating liabilities contributed $28.2 million to net cash from operating activities. The cash generated from this change consisted of decreases in installment and collateralized receivables totaling $26.7 million and an increase in deferred revenue of $15.4 million. Partially offsetting these sources of cash were reductions in accounts payable, accrued expenses, income taxes payable and other liabilities of $8.6 million, net increases in accounts receivable and unbilled services of $6.2 million, as well as an increase in prepaid expenses, prepaid income taxes, and other assets of $0.8 million.

Investing Activities

During the six months ended December 31, 2011, we used $0.9 million of cash for capital expenditures, primarily related to computer hardware and software expenditures.  We do not currently expect our future investment in capital expenditures to be materially different from recent levels. During the six months ended December 31, 2011, we capitalized software development costs of $0.4 million related to projects where we established technological feasibility. We are not currently a party to any material purchase contracts related to future capital expenditures.

Financing Activities

During the six months ended December 31, 2011, we used $33.3 million of cash for financing activities.  We paid $20.2 million for the repurchase of our common stock; made net payments on secured borrowings of $15.4 million ($20.4 million of repayments offset by $5.0 million of proceeds); paid withholding taxes of $1.8 million on vested and settled restricted stock units; and received proceeds of $4.1 million from the exercise of employee stock options during the first half of fiscal 2012.

Net Repayments on Secured Borrowings for the Six Months Ended December 31, 2011 and 2010

The following schedule reconciles our net repayments on secured borrowings for the six months ended December 31, 2011 and 2010:

	Six Months Ended
	December 31,
	2011	2010
	(Dollars in Thousands)
Secured borrowings, beginning of fiscal year	$24,913	$76,135
Secured borrowings, end of quarter	17,630	66,763
Net change in secured borrowings	(7,283)	(9,372)

Decrease in accrued expenses and other current liabilities for amounts due to financing institutions	(8,180)	(4,216)
Impact of foreign currency	25	(153)
Net repayments on secured borrowings	$(15,438)	$(13,741)

We have continued to reduce our secured borrowings and amounts due to financing institutions balances, while maintaining our cash balance:

	December 31,
	2011	2010
	(Dollars in Thousands)

Cash and cash equivalents	$143,255	$131,642

Secured borrowings	17,630	66,763
Amounts due to financing institutions	17,858	-
Total secured borrowings and amounts due to financing institutions	$35,488	$66,763

The superseding of installment contracts which serve as collateral for our secured borrowings balances can have a significant impact on our secured borrowings balance.  When previously financed receivables contracts are replaced, or “superseded,” with new arrangements, the secured borrowings collateralized by those receivables become immediately due and payable. As a result, they are reported in accrued expenses and other current liabilities until payment is remitted to the financial institution.  Our current liability for amounts due to financing institutions totaled $17.9 million at December 31, 2011, a decrease of $8.2 million from June 30, 2011, and an increase of $17.9 million from December 31, 2010. At both December 31, 2011 and June 30, 2011, this balance includes amounts related to superseding a large previously financed arrangement that has not yet been fully repaid or replaced. We are currently in discussions with the financing institution and expect to either  (i) repay the secured borrowing either within the current year or on schedule or (ii) replace  the borrowing with  new installments of an equal amount.

We did not finance any receivables to fund operations during the six months ended December 31, 2011, and we have not done so since the second quarter of fiscal 2008.  However, we did exchange $5.0 million of previously financed receivables due to superseding an existing contract. This exchange is shown as both a use and source of funds related to secured borrowings on our condensed consolidated statements of cash flows.  Although our financing arrangements do not generally obligate us to replace superseded receivables, the terms on which we can  repurchase and replace superseded receivables often make it advantageous to do so.  We expect the existing combined secured borrowings and amounts due to financing institutions balances included in our unaudited condensed consolidated balance sheet at December 31, 2011 to continue to decline during the remainder of fiscal 2012 and thereafter, as we continue the trend of not replacing securitized borrowings as they are paid down.

 Borrowings Collateralized by Receivable Contracts

We maintain arrangements with General Electric Capital Corporation and Silicon Valley Bank providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. Under these programs, we and the financial institution must agree to enter into each transaction and negotiate the amount borrowed and interest rate secured by each receivable. The customers’ payments of the underlying receivables fund the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was 8.2% at December 31, 2011. The collateralized receivables earn interest income, and the secured borrowings accrue borrowing costs at approximately the same interest rate.

We estimate that there was approximately $73.4 million available under the Silicon Valley Bank program at December 31, 2011. As the collection of the collateralized receivables and resulting payment of the borrowing obligation reduces the outstanding balance, the availability under the arrangement can be increased. We expect to maintain our access to cash under this arrangement.

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

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): “Testing Goodwill for Impairment.” ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Performing the two- step goodwill impairment test is not necessary if an entity determines based on this assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011 and early adoption is permitted. We adopted ASU No. 2011-08 during the three months ended December 31, 2011. The adoption of ASU No. 2011-08 did not have a material effect on our financial position, results of operations or cash flows.

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

During the three and six months ended December 31, 2011, 18.5% and 20.6% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenues, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for currency cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so since fiscal 2008. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended December 31, 2011, we recorded $0.4 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. During the three months ended December 31, 2010, the comparative foreign currency activity for similar non-functional currency denominated transactions resulted in a loss of $0.8 million. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations for the three months ended December 31, 2011 and 2010 by approximately $1.0 million and $0.8 million, respectively.

During the six months ended December 31, 2011, we recorded $2.5 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. During the six months ended December 31, 2010, the comparative foreign currency activity for similar non-functional currency denominated transactions resulted in a gain of $1.9 million. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations for the six months ended December 31, 2011 and 2010 by approximately $2.1 million and $1.5 million, respectively.

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses, as our investments consist primarily of money market accounts. At December 31, 2011, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Item 4.	Controls and Procedures

a)	Disclosure controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, and due to the material weakness in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)	Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2011, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

c)	Remediation Efforts

In the three months ended December 31, 2011, we continued to implement the following measures that we initiated in fiscal 2011 to improve our internal controls over the financial reporting process. We plan to further enhance these measures in the remaining quarters of fiscal 2012.

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

We have made no significant changes in our remediation plans during the three months ended December 31, 2011 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our "Remediation Plans," please refer to Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

PART II - OTHER INFORMATION

Item 1.	LegalProceedings.

Refer to Note 11, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference. We may also assert claims to protect our rights from time to time, such as the claims we asserted in  the U.S. District Court for the Southern District of Texas in the action captioned Aspen Technology, Inc. v. Tekin A. Kunt and M3 Technology, Inc., Civil Action No. 4:10-cv-01127, where a final judgment and permanent injunction were entered on January 9, 2012 against the individual defendant in connection with violations of his confidentiality and non-competition agreement with us.  We continue to assert claims against his former employer, including claims for copyright infringement and misappropriation of trade secrets relating to our proprietary software.

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

We have implemented a product strategy that unifies our software solutions under the aspenONE brand with differentiated aspenONE vertical solutions targeted at specific process industry segments. We cannot ensure that our product strategy will result in products that will meet market needs and achieve significant market acceptance. If we fail to introduce new products that meet the demands of our customers or our target markets, or if we fail to penetrate new vertical markets in the process industries, our operating results and cash flows from operations will grow at a slower rate than we anticipate, and our financial condition could suffer.

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

The reversal of a significant portion of our U.S. valuation allowance resulted in us reporting net income for fiscal 2011.  However, we expect to generate net losses for at least fiscal 2012, as we continue to transition to our subscription- based licensing model.

As discussed in Note 10, “Income Taxes,” of our audited consolidated financial statements for the year ended June 30, 2011, we reversed a significant portion of our U.S. valuation allowance in the fourth quarter of fiscal 2011, which resulted in us reporting net income for the prior fiscal year. However, this reversal was a non-recurring item, and we expect to return to a pattern where we generate net losses for at least fiscal 2012, as we continue to transition to our subscription-based licensing model.

Our operating results may suffer if customers in the energy, chemicals, engineering and construction, or pharmaceuticals industries experience an economic downturn or other adverse events.

We derive a majority of our revenue from companies in the energy, chemicals, engineering and construction, and pharmaceuticals industries. Accordingly, our future success depends upon the continued demand for process optimization software and related services by companies in these process industries. These industries are highly cyclical and highly reactive to the price of oil, as well as general economic conditions. Adverse changes in these industries could and have caused delays and reductions in information technology spending by our customers, which could lead to reductions, postponements or cancellations of customer purchases of our products and services and in turn could negatively impact our operating results.

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

Customer demand for our products is intrinsically linked to the strength of the global economy. If weakness in the global economy persists, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition or reduced use of our products by our customers. We will lose revenue if demand for our products is reduced because potential customers experience weak or deteriorating economic conditions, catastrophic environmental or other events, and our business, results of operations, financial condition and cash flow from operations would likely be adversely affected.

The majority of our revenue is attributable to operations outside the United States, and our operating results therefore may be materially affected by the economic, political, regulatory and other risks of foreign operations.

As of December 31, 2011, we operated in 31 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for a significant amount of our total revenue during the three months ended December 31, 2011 and 2010. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

●	unexpectedchanges in regulatory requirements, exchange rates, tariffs and other barriers;

●	political and economic instability and possible nationalization of property by governments without compensation to the owners;

●	less effective protection of intellectual property;

●	requirements of foreign laws and other governmental controls;

●	difficulties and delays in translating products and product documentation into languages other than English;

●	difficulties and delays in negotiating software licenses compliant with accounting revenue recognition requirements in the United States;

●	difficulties in collecting trade accounts receivable in other countries;

●	adverse tax consequences; and

●	the challenges of handling legal disputes in foreign jurisdictions.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and operating results.

During the six months ended December 31, 2011, 20.6% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. Since late fiscal 2008, we have not entered into derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

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

Our software products are complex and may contain undetected defects or errors. We have not suffered significant harm from any defects or errors to date, but we have from time to time found defects in our products and we may discover additional defects in the future. We may not be able to detect and correct defects or errors before releasing products. Consequently, we or our customers may discover defects or errors after our products have been implemented. We have in the past issued, and may in the future need to issue, corrective releases of our products to remedy defects or errors. The occurrence of any defects or errors could result in:

●	lost or delayed market acceptance and sales of our products;

●	delays in payment to us by customers;

●	product returns;

●	injury to our reputation;

●	diversion of our resources;

●	increased service and warranty expenses or financial concessions;

●	increased insurance costs; and

●	legal claims, including product liability claims, against us.

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

We expect a determination to be made in the second half of fiscal 2012 with respect to the pending arbitration. However, we can provide no assurance as to the actual timing or outcome of the arbitration. In general, there is no provision for either party to appeal the determination reached. The reseller agreement with ATME contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee is to be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of ATME, as well as ATME’s actual financial performance. Based on the formula and the financial information provided to us by ATME, which we have not verified independently, a calculation based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement, no termination fee is owed on termination for material breach. If we are found to have breached the terms of our agreement with ATME, we could be liable for damages including the termination fee, the amount of which may be greater or less than the number indicated above.

On March 11, 2010, a Kuwaiti entity (known as ATME Group and affiliated with ATME) filed a lawsuit in a Kuwaiti court naming as defendants ATME, us and a reseller newly appointed by us in Kuwait. In this lawsuit, ATME Group claims that it was an exclusive reseller for ATME in Kuwait and that it therefore is entitled to damages relating to termination of its purported status as a reseller and to purported customer contracts in Kuwait.

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

In December 2004, we entered into a consent decree with the FTC with respect to a civil administrative complaint filed by the FTC in August 2003 alleging that our acquisition of Hyprotech Ltd. and related subsidiaries of AEA Technology plc in May 2002 was anticompetitive in violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. In July 2009, we announced that the FTC closed an investigation relating to the alleged violations of the decree, and issued an order modifying the consent decree, which became final in August 2009. We are subject to ongoing compliance obligations under the FTC consent decree. There is no assurance that the actions required by the FTC’s modified order and related settlement with Honeywell International, Inc. will not require significant attention and resources of management, which could have a material adverse effect on our business. Further, if we fail to comply, or are deemed to have failed to comply, with such consent decree, our business may suffer.

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

 In preparing our consolidated financial statements for the three months ended December 31, 2011, we identified a material weakness in our internal control over financial reporting, and our failure to remedy this weakness could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. Our management identified a material weakness in our internal control over financial reporting as of December 31, 2011. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified by management as of December 31, 2011 consisted of inadequate and ineffective controls over income tax accounting. As a result of this material weakness, our management concluded as of December 31, 2011 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

We have been implementing and continue to implement remedial measures designed to address this material weakness. If our remedial measures are insufficient to address this material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results.

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

Section 203 of the Delaware General Corporation Law, our charter and our by-laws contain provisions that might enable our management to resist a takeover of our company. These provisions include:

●	limitations on the removal of directors;

●	a classified board of directors, so that not all members of the board are elected at one time;

●	advance notice requirements for stockholder proposals and nominations;

●	the inability of stockholders to act by written consent or to call special meetings;

●	the ability of the board to make, alter or repeal our by-laws; and

●	the ability of the board to designate the terms of and issue new series of preferred stock without stockholder approval.

 These provisions could:

●	have the effect of delaying, deferring or preventing a change in control of our company or a change in our management that stockholders may consider favorable or beneficial;

●	discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions; and

●	limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended December 31, 2011 of shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1 to 31, 2011	200,400	$16.67	200,400	$-
November 1 to 30, 2011	206,600	$17.33	206,600
December 1 to 31, 2011	235,295	$17.66	235,295	92,263,888
Totals	642,295	$17.21	642,295	$92,263,888

(1)
As of December 31, 2011, we had repurchased an aggregate of 441,895 shares and 1,488,430 shares of our common stock pursuant to the repurchase programs that were approved by our Board of Directors on November 1, 2011 and October 29, 2010.

(2)
On November 1, 2011, the Board of Directors approved the repurchase of shares of our common stock having a value of up to $100 million in the aggregate.  This program replaced the prior share repurchase program approved by the Board of Directors on October 29, 2010 which had a value of up to $40 million and an expiration date of October 31, 2011.

Item 5.	Other Information.

At our Annual Meeting of Stockholders held on December 8, 2011, stockholders cast 90% of votes (79,854,138 of the 88,214,158 shares of common stock present in person or by proxy) in favor of holding future say on pay votes on an annual basis.  Our board of directors had recommended a vote for annual frequency of say on pay votes.  In light of this result and other factors it considered, the board has determined that the company will hold future say on pay votes on an annual basis until the next advisory vote on the frequency of say on pay votes occurs.  The next advisory vote regarding the frequency of say on pay votes is required to occur no later than our 2017 Annual Meeting of Stockholders.

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

Aspen Technology, Inc.

Date: January 31, 2012	By:	/s/ MARK E. FUSCO
Mark E. Fusco
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 31, 2012	By:	/s/ MARK P. SULLIVAN
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