Form 10-Q
period 2012-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2012-05-01
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 24, 2012, there were 93,573,589 shares of the registrant's common stock (par value $0.10 per share) outstanding.

Our registered trademarks include aspenONE, ASPEN PLUS, ASPENTECH, the AspenTech logo, DMCPLUS, HTFS, HYSYS and INFOPLUS.21.

Table of Conents

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Condensed Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenue:
Subscription and software	$42,444	$30,655	$120,856	$74,955
Services and other	18,893	21,946	58,261	70,554
Total revenue	61,337	52,601	179,117	145,509
Cost of revenue:
Subscription and software	2,717	(1,725)	8,063	2,369
Services and other	9,713	12,117	31,113	34,826
Total cost of revenue	12,430	10,392	39,176	37,195
Gross profit	48,907	42,209	139,941	108,314
Operating expenses:
Selling and marketing	24,279	22,922	70,043	63,227
Research and development	14,423	12,331	40,959	37,002
General and administrative	13,103	14,515	40,480	44,497
Restructuring charges	(84)	(315)	(143)	(160)
Total operating expenses	51,721	49,453	151,339	144,566
Loss from operations	(2,814)	(7,244)	(11,398)	(36,252)
Interest income	1,776	3,093	6,041	10,329
Interest expense	(611)	(1,182)	(2,718)	(4,079)
Other (expense) income, net	(26)	7	(2,483)	1,936
Loss before income taxes	(1,675)	(5,326)	(10,558)	(28,066)
(Benefit from) provision for income taxes	(1,155)	361	(2,138)	3,358
Net loss	$(520)	$(5,687)	$(8,420)	$(31,424)
Net loss per common share:
Basic	$(0.01)	$(0.06)	$(0.09)	$(0.34)
Diluted	$(0.01)	$(0.06)	$(0.09)	$(0.34)
Weighted average shares outstanding:
Basic	93,583	93,862	93,851	93,298
Diluted	93,583	93,862	93,851	93,298

See accompanying Notes to these unaudited condensed consolidated financial statements.

Table of Conents

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	March 31,	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$182,564	$149,985
Accounts receivable, net	27,864	27,866
Current portion of installments receivable, net	36,321	38,703
Current portion of collateralized receivables, net	11,144	15,748
Unbilled services	1,132	2,319
Prepaid expenses and other current assets	9,009	10,819
Prepaid income taxes	1,152	1,151
Deferred income taxes- current	7,352	7,272
Total current assets	276,538	253,863
Non-current installments receivable, net	20,597	47,773
Non-current collateralized receivables, net	333	9,291
Property, equipment and leasehold improvements, net	5,337	6,730
Computer software development costs, net	1,946	2,813
Goodwill	19,812	18,624
Deferred income taxes- non-current	72,711	69,242
Other non-current assets	6,720	3,639
Total assets	$403,994	$411,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured borrowings	$15,095	$15,756
Accounts payable	2,389	2,099
Accrued expenses and other current liabilities	49,414	64,467
Income taxes payable	1,029	672
Deferred revenue	130,397	90,681
Total current liabilities	198,324	173,675
Long-term secured borrowings	335	9,157
Long-term deferred revenue	44,603	38,262
Other non-current liabilities	30,842	33,078
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.10 par value—
Authorized— 3,636 shares at March 31, 2012 and June 30, 2011
Issued and outstanding— none at March 31, 2012 and June 30, 2011	-	-
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares
Issued— 96,196,001 shares at March 31, 2012 and 94,939,400 shares at June 30, 2011
Outstanding— 93,657,576 shares at March 31, 2012 and 94,238,370 shares at June 30, 2011	9,620	9,494
Additional paid-in capital	543,930	530,996
Accumulated deficit	(389,691)	(381,271)
Accumulated other comprehensive income	8,681	9,115
Treasury stock, at cost—2,538,425 shares of common stock at March 31, 2012 and 701,030 at June 30, 2011	(42,650)	(10,531)
Total stockholders’ equity	129,890	157,803
Total liabilities and stockholders' equity	$403,994	$411,975

See accompanying Notes to these unaudited condensed consolidated financial statements.

Table of Conents

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,420)	$(31,424)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,984	3,925
Net foreign currency loss (gain)	784	(2,281)
Stock-based compensation	9,604	7,398
Deferred income taxes	(3,665)	44
Provision for bad debts	104	(927)
Write-down of investment	-	600
Other non-cash operating activities	486	427
Changes in assets and liabilities:
Accounts receivable	(391)	5,316
Unbilled services	1,197	165
Prepaid expenses, prepaid income taxes, and other assets	(70)	3,695
Installments and collateralized receivables	42,510	55,196
Accounts payable, accrued expenses, and other liabilities	(9,209)	(24,313)
Deferred revenue	46,056	35,077
Net cash provided by operating activities	82,970	52,898
Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(1,175)	(2,322)
Payments for acquisitions, net of cash acquired	(2,617)	-
Capitalized computer software development costs	(487)	(1,667)
Net cash used in investing activities	(4,279)	(3,989)
Cash flows from financing activities:
Exercise of stock options and warrants	6,581	7,704
Proceeds from secured borrowings	4,982	2,500
Repayments of secured borrowings	(22,270)	(26,664)
Repurchases of common stock	(32,119)	(4,163)
Payment of tax withholding obligations related to restricted stock	(3,125)	(2,733)
Net cash used in financing activities	(45,951)	(23,356)
Effects of exchange rate changes on cash and cash equivalents	(161)	540
Increase in cash and cash equivalents	32,579	26,093
Cash and cash equivalents, beginning of period	149,985	124,945
Cash and cash equivalents, end of period	$182,564	$151,038

Supplemental disclosure of cash flow information:
Interest paid	$2,718	$4,415
Income tax paid (refunded), net	1,599	(2,988)

See accompanying Notes to these unaudited condensed consolidated financial statements.

Table of Conents

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We condensed or omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such Interim Financial Statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2011, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

2.  Significant Accounting Policies

Overview of Licensing Model Changes

Transition to the aspenONE Subscription Offering

Prior to fiscal 2010, we offered term or perpetual licenses to specific products or specifically defined sets of products, which we refer to as point products. The majority of our license revenue was recognized under an “upfront revenue model,” in which the net present value of the aggregate license fees was recognized as revenue upon shipment of the point products. Customers typically received one year of post-contract support, or SMS, with their license agreements and then could elect to renew SMS annually.  Revenue from SMS was recognized ratably over the period in which the SMS was delivered.

In fiscal 2010 we began offering our aspenONE software as a subscription model, which allows our customers access to all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). SMS is included for the entire subscription term and customers are entitled to any software products or updates introduced into the licensed suite. Revenue is recognized over the term of the subscription on a ratable basis. We also continue to offer customers the ability to license point products, but since fiscal 2010, have included SMS for the term of the agreement. In fiscal 2010 and 2011, license revenue from point product arrangements was generally recognized on the due date of each annual installment, provided all revenue recognition criteria were met, including evidence of fair value for the SMS component. Revenue from SMS was recognized ratably over the period in which the SMS was delivered.

As of July 2011, we are unable to establish evidence of the fair value for the SMS component included in our point product arrangements, and revenue from these arrangements is now recognized on a ratable basis.

Our aspenONE subscription offering and the inclusion of SMS for the term of our point product arrangements have not changed the method or timing of our customer billings or cash collections. Since the adoption of the new licensing model, our net cash provided by operating activities has increased from $33.0 million in fiscal 2009 to $38.6 million in fiscal 2010 and $63.3 million in fiscal 2011, respectively. During these periods we have realized steadily improving free cash flow due to the continued growth of our portfolio of term license contracts as well as the renewal of customer contracts on an installment basis that were previously paid upfront.

Impact of Licensing Model Changes

The principal accounting implications of the change in our licensing model are as follows:

Table of Conents

●
The majority of our license revenue is no longer recognized on an upfront basis. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed.  Accordingly, our product-related revenue for fiscal 2010, 2011 and the first nine months of fiscal 2012 was significantly less than the level achieved in the fiscal years preceding our licensing model change.

●
The introduction of our new licensing model resulted in operating losses for fiscal 2010, 2011 and the first nine months of fiscal 2012. The change to our licensing model did not impact the incurrence or timing of our expenses, and there was no corresponding expense reduction to offset the lower revenue.  As a portion of the license agreements executed under our upfront revenue model have reached the end of their original term and been renewed under our new licensing model, subscription and software revenue has steadily increased from the beginning of fiscal 2010 through the first nine months of fiscal 2012.  To the extent the remaining term license agreements executed under our upfront revenue model expire and are renewed under our new licensing model, we expect to recognize levels of revenue and operating profit comparable to or higher than our pre-transition levels.

●
Our installments receivable balance is expected to continue to decrease over time, as licenses previously executed under our upfront revenue model reach the end of their terms and are renewed under our new licensing model.  Under our aspenONE subscription offering and for point products arrangements with SMS included for the contract term, installment payments are not considered fixed or determinable and, as a result, are not included in installments receivable. These future payments are included in billings backlog, which is not reflected on our unaudited condensed consolidated balance sheets.

●
The amount of our deferred revenue is expected to continue to increase over time as the remaining portion of our customers transition to the new licensing model.  Under our aspenONE subscription offering and for point product arrangements with SMS included for the contract term, installments for license transactions are deferred and recognized on a ratable basis.

●
As of March 31, 2012, a portion of our customers, representing a significant percentage of our portfolio of active license agreements, have transitioned to our new licensing model. Over the next few years, we anticipate that a significant portion of our remaining customers will transition to our new licensing model as their existing license agreements reach the end of their original terms. During this transition period, we may continue to have arrangements where the software element will be recognized upfront, including perpetual licenses, amendments to existing legacy term arrangements, and in limited cases, renewals of existing legacy term arrangements. However, we do not expect revenue related to these sources to be significant in relation to our total revenue.

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

Table of Conents

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

Vendor-Specific Objective Evidence of Fair Value

We have established vendor-specific objective evidence of fair value, or VSOE, for certain SMS offerings and for professional services, but not for our software products or our new enhanced SMS offering. We assess VSOE of fair value for SMS and professional services based on an analysis of standalone sales of SMS and professional services, using the bell-shaped curve approach. We do not have a history of selling our enhanced SMS offering to customers on a stand-alone basis, and as a result are unable to establish VSOE for this new deliverable.

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

Table of Conents

(iii)
legacy arrangements including (a) amendments to existing legacy term arrangements, (b) renewals of legacy term arrangements and (c) legacy arrangements that are being recognized over time as a result of not previously meeting one or more of the requirements for recognition under the upfront revenue model; and

(iv)	perpetual arrangements.

When a customer elects to license our products under our aspenONE subscription offering, our enhanced SMS offering is included for the entire term of the arrangement and the customer receives, for the term of the arrangement, the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. These agreements combine the right to use all software products within a given product suite with SMS for the term of the arrangement. Due to our obligation to provide unspecified future software products and updates, we are required to recognize the total revenue ratably over the term of the license, once the four revenue recognition criteria noted above have been met.

Our point product arrangements with enhanced SMS also include SMS for the term of the arrangement.  Since we do not have VSOE for our enhanced SMS offering, the SMS element of our point product arrangements is not separable.  As a result, the total revenue is also recognized ratably over the term of the arrangement, once the four revenue recognition criteria have been met.

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

As a result of the introduction of our enhanced SMS offering in fiscal 2012, the majority of our product-related revenue is now recognized on a ratable basis, over the term of the arrangement.  Additionally, we do not expect residual revenue from legacy arrangements and perpetual arrangements to be significant in relation to our total revenue going forward. Since the distinction between subscription and point product ratable revenue does not represent a meaningful difference from either a line of business or revenue recognition perspective, we have combined our subscription and software revenue into a single line item on our unaudited condensed consolidated statements of operations beginning in the first quarter of fiscal 2012.

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

 The following tables reconcile the amount of revenue recognized during the three and nine months ended March 31, 2012 and 2011, based on the revenue recognition methodology.  As illustrated below, the introduction of our enhanced SMS offering in fiscal 2012 has resulted in a substantial majority of our subscription and software revenue being recognized on a ratable basis in fiscal 2012.

Table of Conents

	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	(Dollars in thousands)		% of Total
Subscription and software revenue:
Ratable (1)	$40,328	$17,240	95.0%	56.2%
Residual method (2)	2,116	13,415	5.0	43.8
Subscription and software revenue	$42,444	$30,655	100.0%	100.0%

	Nine Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(Dollars in thousands)		% of Total
Subscription and software revenue:
Ratable (1)	$100,509	$38,744	83.2%	51.7%
Residual method (2)	20,347	36,211	16.8	48.3
Subscription and software revenue	$120,856	$74,955	100.0%	100.0%

(1)
During the three and nine months ended March 31, 2011, the fair value of the SMS element of point product arrangements totaled $0.6 million and $1.5 million, respectively and was presented in the unaudited condensed consolidated statements of operations as services and other revenue.  Effective July 1, 2011, the fee attributable to the SMS in point product arrangements is no longer separable since we are unable to establish VSOE, and as a result, is included within ratable revenue.

(2) Residual method revenue detail	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Residual method revenue:
Point products - Software	*	$5,156	*	$14,935
Legacy arrangements	1,714	7,827	18,498	19,703
Perpetual arrangements	402	432	1,849	1,573

Total residual method revenue	$2,116	$13,415	$20,347	$36,211

* Effective July 1, 2011, the total combined arrangement fee (which includes the fee attributable to SMS) for point product arrangements with enhanced SMS is recognized on a ratable basis.

Services and Other

SMS Revenue

SMS revenue includes the maintenance revenue recognized from arrangements for which we continue to have VSOE for the undelivered SMS offering.  For arrangements sold with our legacy SMS offering, SMS renewals are at the option of the customer, and the fair value of SMS is deferred and subsequently amortized into services and other revenue in the unaudited condensed consolidated statements of operations over the contractual term of the SMS arrangement.

For arrangements executed under the aspenONE subscription offering and for point product arrangements with enhanced SMS, we have not established VSOE for the SMS deliverable. As a result, the revenue related to the SMS element of these transactions is reported in subscription and software revenue in the unaudited condensed consolidated statements of operations.

Professional Services

Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis. We allocate the fair value of our professional services that are bundled with non-aspenONE subscription arrangements, and generally recognize the related revenue as the services are performed, assuming all other revenue recognition criteria have been met. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred, to the total estimated project costs. Professional services revenue is recognized within services and other revenue in the unaudited condensed consolidated statements of operations. Project costs are based on standard rates, which vary by the consultant’s professional level, plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. Project costs are typically expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, we believe that costs are the best available measure of performance. Out-of-pocket expenses which have been reimbursed by customers are recorded as revenue.

Table of Conents

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

Occasionally, we provide professional services considered essential to the functionality of the software. We recognize the combined revenue from the sale of the software and related services using the percentage-of-completion method. When these professional services are combined with, and essential to, the functionality of an aspenONE subscription transaction, the amount of combined revenue will be recognized over the longer of the subscription term on a ratable basis or the period the professional services are provided.

Deferred Revenue

Under the upfront revenue model, a portion of the arrangement fee is generally recorded as deferred revenue due to the inclusion of an undelivered element, typically our legacy SMS offering. The amount of revenue allocated to undelivered elements is based on the VSOE for those elements using the residual method and is earned and recognized as revenue as each element is delivered. Deferred revenue related to these transactions generally consists of SMS and represents payments received in advance of services rendered as of the balance sheet dates.

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

Installments Receivable

Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates (generally 8% to 9%) at the date the contract is signed, taking into consideration the customer’s credit rating. The finance element is recognized using the effective interest method over the relevant license term and are classified as interest income. Installments receivable are split between current and non-current in our unaudited condensed consolidated balance sheets based on the maturity date of the related installment. Non-current installments receivable consist of receivables with a due date greater than one year from the period-end date. Current installments receivable consist of invoices with a due date of less than one year but greater than 45 days from the period-end date. Once an installments receivable invoice becomes due within 45 days, it is reclassified as a trade accounts receivable in our unaudited condensed consolidated balance sheets. As a result, we did not have any past due installments receivable as of March 31, 2012.

Our non-current installments receivable are within the scope of Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As our portfolio of financing receivables arises from the sale of our software licenses, the methodology for determining our allowance for doubtful accounts is based on the collective population and is not stratified by class or portfolio segment. We consider factors such as existing economic conditions, country risk, and customers’ past payment history in determining our allowance for doubtful accounts. We reserve against our installments receivable when the related trade accounts receivable have been past due for over a year, or when there is a specific risk of uncollectability. Our specific reserve reflects the full value of the related installments receivable for which collection has been deemed uncertain. Our specific reserve represented 81% and 92% of our total installments receivable allowance for doubtful accounts at March 31, 2012 and June 30, 2011, respectively. In instances when an installment receivable that is reserved against ages into trade accounts receivable, the related reserve is transferred to our trade accounts receivable allowance.

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

Table of Conents

The following table summarizes our net current and non-current installments receivable, net of related unamortized discount and allowance for doubtful accounts balances at March 31, 2012 and June 30, 2011 (dollars in thousands):

	Current	Non-current	Total
March 31, 2012
Installments receivable, gross	$38,157	$23,528	$61,685
Less: Unamortized discount	(1,826)	(2,784)	(4,610)
Less: Allowance for doubtful accounts	(10)	(147)	(157)
Installments receivable, net	$36,321	$20,597	$56,918

June 30, 2011
Installments receivable, gross	$41,407	$55,277	$96,684
Less: Unamortized discount	(1,937)	(7,383)	(9,320)
Less: Allowance for doubtful accounts	(767)	(121)	(888)
Installments receivable, net	$38,703	$47,773	$86,476

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

The following tables show a roll forward of our current and non-current allowance for doubtful accounts for the installments receivable balances during the three and nine months ended March 31, 2012 and 2011, respectively (dollars in thousands):

Three Months Ended,	Current	Non-current	Total

March 31, 2012
Balance at December 31, 2011	$661	$64	$725
Transfers to trade accounts receivable	(741)	-	(741)
Transfers from non-current to current	-	-	-
Write-offs	(7)	(7)	(14)
Recoveries of previous write-offs	-	-	-
Provision for bad debts	97	90	187
Balance at March 31, 2012	$10	$147	$157

March 31, 2011
Balance at December 31, 2010	$998	$1,157	$2,155
Transfers to trade accounts receivable	(860)	-	(860)
Transfers from non-current to current	88	(88)	-
Write-offs	(38)	(289)	(327)
Recoveries of previous write-offs	194	-	194
(Reduction of) provision for bad debts	(171)	110	(61)
Balance at March 31, 2011	$211	$890	$1,101

Nine Months Ended,	Current	Non-current	Total

March 31, 2012
Balance at June 30, 2011	$767	$121	$888
Transfers to trade accounts receivable	(782)	-	(782)
Transfers from non-current to current	-	-	-
Write-offs	(26)	(28)	(54)
Recoveries of previous write-offs	-	10	10
Provision for bad debts	51	44	95
Balance at March 31, 2012	$10	$147	$157

March 31, 2011
Balance at June 30, 2010	$1,119	$1,196	$2,315
Transfers to trade accounts receivable	(935)	-	(935)
Transfers from non-current to current	118	(118)	-
Write-offs	(264)	(301)	(565)
Recoveries of previous write-offs	194	-	194
(Reduction of) provision for bad debts	(21)	113	92
Balance at March 31, 2011	$211	$890	$1,101

Table of Conents

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

3.  Goodwill

The changes in the carrying amount of goodwill by reporting unit for the three and nine months ended March 31, 2012 are as follows (dollars in thousands):

	Reporting Unit
Asset Class	License	SMS, Training, and Other	Professional Services	Total
Balance as of June 30, 2011
Goodwill	$68,049	$16,144	$5,102	$89,295
Accumulated impairment losses	(65,569)	-	(5,102)	(70,671)
	$2,480	$16,144	$-	$18,624

Effect of currency translation	(12)	(709)	-	(721)

Balance as of December 31, 2011
Goodwill	$68,037	$15,435	$5,102	$88,574
Accumulated impairment losses	(65,569)	-	(5,102)	(70,671)
	$2,468	$15,435	$-	$17,903

Acquisitions	$1,641	$-	$-	$1,641

Effect of currency translation	(12)	280	-	268

Balance as of March 31, 2012
Goodwill	$69,666	$15,715	$5,102	$90,483
Accumulated impairment losses	(65,569)	-	(5,102)	(70,671)
	$4,097	$15,715	$-	$19,812

 We test goodwill for impairment annually (or more often if impairment indicators arise), at the reporting unit level in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other.  We have elected December 31 as the annual impairment assessment date and perform additional impairment tests if triggering events occur.

 We adopted ASU No. 2011- 08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment, during the nine months ended March 31, 2012. In accordance with the provisions of ASU No. 2011-08, we must first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine based on this assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the two-step goodwill impairment test. The first step requires us to determine the fair value of each reporting unit and compare it to the carrying amount, including goodwill, of such reporting unit. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount of impairment, if any, is measured based upon the implied fair value of goodwill at the valuation date.

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

Table of Conents

 We performed our annual impairment test for each reporting unit as of December 31, 2011 and based upon the results of our qualitative assessment determined that it is not likely that their respective fair values are less than their carrying amounts. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses as a result of this analysis. No triggering events indicating goodwill impairment occurred during the three and nine months ended March 31, 2012.

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

Based on our evaluation of the realizability of our deferred tax assets in future years, a significant portion of the U.S. valuation allowance was reversed during the year ended June 30, 2011 due to our projection of future taxable income. A valuation allowance has been retained in the U.S. for certain research and development credits that are anticipated to expire unused and for a deferred tax asset on unrealized capital losses. A valuation allowance has also been retained on certain foreign subsidiary net operating loss (“NOL”) carryforwards because it is more likely than not that a benefit will not be realized. At March 31, 2012 and June 30, 2011, our total valuation allowance was $8.6 million and $8.0 million, respectively.

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

We are subject to examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities may challenge certain deductions and credits reported by us on our income tax returns. We account for uncertain tax positions pursuant to FIN 48, Accounting for Uncertain Tax Positions (currently included as provisions of ASC Topic 740, Income Taxes), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under this guidance, an entity should recognize a tax benefit when it is more likely than not, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, if the more-likely-than-not threshold is passed, should be measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, de-recognition or measurement of a tax position should be recorded in the period in which the change occurs. We account for interest and penalties related to uncertain tax positions as part of the provision for income taxes.

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

Cash equivalents of $164.0 million and $139.0 million as of March 31, 2012, and June 30, 2011, respectively, are reported at fair value utilizing quoted market prices in identical markets, or Level 1 inputs. Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Financial instruments not measured or recorded at fair value in the accompanying unaudited condensed consolidated financial statements consist of accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings. The estimated fair value of accounts receivable, installments receivable, collateralized receivables and accounts payable approximates their carrying value. The estimated fair value of secured borrowings exceeded the carrying value by $0.3 million and $1.1 million as of March 31, 2012 and June 30, 2011, respectively. The fair value of secured borrowings was calculated using the market approach, utilizing interest rates that were indirectly observable in markets for similar liabilities, or Level 2 inputs.

Table of Conents

6.  Supplementary Balance Sheet Information

The following table summarizes our accounts receivable and collateralized receivables balances, net of the related allowance for doubtful accounts and unamortized discount, as of March 31, 2012 and June 30, 2011 (dollars in thousands). Refer to Note 2 for a summary of our installments receivable balances.  Collateralized receivables are presented in the unaudited condensed consolidated balance sheets and in the table below net of discounts for future interest established at inception of the installment arrangement and carry terms of up to five years.

		Unamortized
	Gross	Discounts	Allowance	Net
March 31, 2012:
Account Receivable	$30,082	$-	$2,218	$27,864
Collateralized Receivable
Current	11,496	352	-	11,144
Non-current	364	31	-	333
	$11,860	$383	$-	$11,477

June 30, 2011:
Account Receivable	$29,750	$-	$1,884	$27,866
Collateralized Receivable
Current	16,371	623	-	15,748
Non-current	10,320	1,029	-	9,291
	$26,691	$1,652	$-	$25,039

 Accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (dollars in thousands):

	March 31, 2012	June 30, 2011

Royalties and outside commissions	$5,624	$5,244
Payroll and payroll-related	13,375	20,510
Restructuring accruals	1,641	3,259
Amount due to financing institutions	18,201	26,038
Other	10,573	9,416
Total accrued expenses	$49,414	$64,467

 Current liabilities for amounts due to financing institutions totaled $18.2 million at March 31, 2012 and $26.0 million at June 30, 2011.  The balance is primarily attributable to amounts due to a financing institution for a large previously financed arrangement, which was superseded by the customer in fiscal 2011. The arrangement has not yet been fully repaid to, or replaced with, the financing institution. During the nine months ended March 31, 2012, we made an annual installment payment of $7.9 million on this arrangement to the financing institution.

Other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets consist of the following (dollars in thousands):

	March 31, 2012	June 30, 2011

Restructuring accruals	$56	$942
Deferred rent	1,727	2,139
Royalties and outside commissions	244	603
Other*	28,815	29,394
Total other non-current liabilities	$30,842	$33,078

*
Other is comprised primarily of our reserve for uncertain tax liabilities (including accrued interest and penalties) of $27.4 million and $28.3 million as of March 31, 2012 and June 30, 2011, respectively.

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

Table of Conents

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

We utilize the Black-Scholes option valuation model for estimating the fair value of options granted. The Black-Scholes option valuation model incorporates assumptions regarding expected stock price volatility, the expected life of the option, the risk-free interest rate, dividend yield and the market value of our common stock. The expected stock price volatility is determined based on our stock’s historic prices over a period commensurate with the expected life of the award. The expected life of an option represents the period for which options are expected to be outstanding as determined by historic option exercises and cancellations.  The risk-free interest rate is based on the U.S. Treasury yield curve for notes with terms approximating the expected life of the options granted. The expected dividend yield is zero, based on our history and expectation of not paying dividends on common shares. We recognize compensation costs on a straight-line basis, less an estimated forfeiture rate, over the requisite service period for time-vested awards.

The weighted average estimated fair value of awards granted during the three months ended March 31, 2012 and 2011 was $6.47 and $7.14 respectively, and during the nine months ended March 31, 2012 and 2011 was $6.50 and $4.92, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended
	March 31,
	2012	2011
Risk-free interest rate	1.2%	1.4%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.58	4.53
Expected volatility factor	49.7%	52.8%

The stock-based compensation expense and its classification (dollars in thousands) in the unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Recorded as expenses:
Cost of services and other	$280	$234	$897	$720
Selling and marketing	1,103	911	3,502	2,713
Research and development	319	297	1,020	874
General and administrative	1,123	914	4,185	3,091
Total stock-based compensation	$2,825	$2,356	$9,604	$7,398

Table of Conents

A summary of stock option and RSU activity under all equity plans for the nine months ended March 31, 2012 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000's)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2011	4,724,305	$7.64		$45,058	1,338,376	$10.19
Grant	763,910	15.52			907,532	15.52
Settled (RSUs)	-	-			(562,484)	11.89
Exercised	(874,214)	7.52			-	-
Cancelled / Forfeited	(77,037)	12.33			(112,289)	11.90
Outstanding at March 31, 2012	4,536,964	$8.91	5.20	$52,711	1,571,135	$12.54

Exercisable at March 31, 2012	3,445,556	$7.46	4.12	$45,032

Vested and expected to vest as of March 31, 2012	4,353,947	$8.72	5.04	$51,429	1,348,364	$12.50

 During the three and nine months ended March 31, 2012, the weighted average grant-date fair value of RSUs granted was $16.53 and $15.52, respectively, and during the three and nine months ended March 31, 2011 was $14.39 and $11.00, respectively. During the three months ended March 31, 2012 and 2011, the total fair value of shares vested from RSU grants was $4.0 million and $3.5 million, respectively, and during the nine months ended March 31, 2012 and 2011 was $9.5 million and $6.5 million, respectively.

At March 31, 2012, the total future unrecognized compensation cost related to stock options and RSUs was $5.6 million and $15.8 million, respectively, and is expected to be recorded over a weighted average period of 2.8 years and 2.6 years, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $4.7 million and $6.2 million, respectively, and during the nine months ended March 31, 2012 and 2011 was $9.7 million and $9.0 million, respectively. We received $6.6 million and $7.7 million in cash proceeds from option exercises during the nine months ended March 31, 2012 and 2011, respectively.  We paid $3.1 million and $2.7 million for withholding taxes on vested RSUs during the nine months ended March 31, 2012 and 2011, respectively.

At March 31, 2012, common stock reserved for future issuance or settlement under equity compensation plans was 11.6 million shares.

8.  Common Stock

On November 1, 2011, our Board of Directors approved a share repurchase program for up to $100 million worth of our common stock. This replaced the prior share repurchase program approved by the Board of Directors on October 29, 2010 for up to $40 million, which had approximately $17.0 million of remaining capacity at October 31, 2011. The timing and amount of any shares repurchased are based on market conditions and other factors.  All share repurchases of our common stock have been recorded as treasury stock under the cost method.  We repurchased 1,837,395 shares of our common stock for $32.1 million during the nine months ended March 31, 2012. As of March 31, 2012, the remaining dollar value under the stock repurchase program approved by our Board of Directors on November 1, 2011 was $80.4 million.

9.  Net Loss per Common Share

Basic loss per share is determined by dividing the net loss by the weighted average common shares outstanding during the period. Diluted loss per share is determined by dividing the net loss attributable to common stockholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and other commitments to be settled in common stock are included in the calculation of diluted income per share based on the treasury stock method.

For the three and nine months ended March 31, 2012 and 2011, all potential common shares were anti-dilutive due to the net loss. The calculations of basic and diluted loss per share and basic and diluted weighted average shares outstanding are as follows (dollars and shares in thousands, except per share data):

Table of Conents

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net loss	$(520)	$(5,687)	$(8,420)	$(31,424)

Weighted average shares outstanding	93,583	93,862	93,851	93,298

Dilutive impact from:
Share-based payment awards	-	-	-	-
Warrants	-	-	-	-
Dilutive weighted average shares outstanding	$93,583	$93,862	$93,851	$93,298

Loss per share
Basic	(0.01)	(0.06)	(0.09)	(0.34)
Dilutive	(0.01)	(0.06)	(0.09)	(0.34)

Historically, we issued warrants to purchase 7,267,286 shares of common stock in connection with various financing activities. These warrants provided for net equity settlement and were accounted for in equity. Prior to fiscal 2011, 6,636,646 warrants were exercised in a cashless exercise resulting in the issuance of 4,869,539 shares of common stock. During the nine months ended March 31, 2011, the remaining 630,640 warrants were exercised in a cashless exercise resulting in the issuance of 424,753 shares of common stock. There were no warrants outstanding at March 31, 2012 or June 30, 2011.

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive at the balance sheet date (shares in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Employee equity awards	6,392	7,134	6,805	7,800

10.  Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions from non-owner sources and other events and circumstances. The components of comprehensive loss for the three and nine months ended March 31, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net loss	$(520)	$(5,687)	$(8,420)	$(31,424)
Foreign currency translation adjustment	$219	$620	$(434)	$1,341
Total comprehensive loss	$(301)	$(5,067)	$(8,854)	$(30,083)

11. Commitments and Contingencies

(a)	ATME arbitration

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

Table of Conents

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

We expect a determination to be made in the last quarter of fiscal 2012 with respect to the pending arbitration. However, we can provide no assurance as to the actual timing or outcome of the arbitration. In general, there is no provision for either party to appeal the determination reached. The reseller agreement with ATME contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee is to be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of ATME, as well as ATME’s actual financial performance. Based on the formula and the financial information provided to us by ATME, which we have not verified independently, a calculation based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement, no termination fee is owed on termination for material breach. If we are found to have breached the terms of our agreement with ATME, we could be liable for damages including the termination fee, the amount of which may be greater or less than the number indicated above.

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

The most recent settlement was entered into in December 2011 in the matter of 380544 Canada, Inc., et al. v. Aspen Technology, Inc., originally filed on February 15, 2007 in the federal district court for the Southern District of New York and docketed as Civ. A. No. 1:07-cv-01204-JFK in that court. The claims in this action included claims against us and one or more of our former officers alleging securities and common law fraud, breach of contract, deceptive practices and/or rescissory damages liability, based on the restated results of one or more fiscal periods included in our restated consolidated financial statements referenced in the class action. This action was brought by persons who purchased 566,665 shares of our common stock in a private placement.  Pursuant to the settlement referenced above, this case was dismissed with prejudice on December 23, 2011. The financial impact related to this matter was recorded during the nine months ended March 31, 2012. This impact was not material to our financial position or results of operations during the period then ended.

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

While the outcome of the proceedings and claims identified above cannot be predicted with certainty, there are no other such matters, as of March 31, 2012, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows. Liabilities related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at March 31, 2012 and June 30, 2011, as appropriate, and are not material to our financial position for the periods then ended.

Table of Conents

As of March 31, 2012 we do not believe that there is a reasonable possibility of a loss exceeding the amounts already accrued for the proceedings or matters discussed above.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (refer to Note 2 in our year-end financial statements on form 10-K). We do not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments.

The following table presents a summary of operating segments (dollars in thousands):

	License	SMS, Training, and Other	Professional Services	Total
Three Months Ended March 31, 2012
Segment revenue	$42,444	$12,935	$5,958	$61,337
Segment expense	17,224	2,179	5,702	25,105
Segment operating profit (1)	$25,220	$10,756	$256	$36,232
Three Months Ended March 31, 2011
Segment revenue	$30,655	$15,473	$6,473	$52,601
Segment expense	16,374	3,094	7,007	26,475
Segment operating profit (1)	$14,281	$12,379	$(534)	$26,126

Nine Months Ended March 31, 2012
Segment revenue	$120,856	$41,503	$16,758	$179,117
Segment expense	50,639	7,385	17,945	75,969
Segment operating profit (1)	$70,217	$34,118	$(1,187)	$103,148
Nine Months Ended March 31, 2011
Segment revenue	$74,955	$49,479	$21,075	$145,509
Segment expense	45,565	9,577	19,087	74,229
Segment operating profit (1)	$29,390	$39,902	$1,988	$71,280

(1)
The Segment operating profits reported reflect only the direct expenses of the operating segment and do not contain an allocation of selling and marketing, general and administrative, research and development, restructuring and other corporate expenses incurred in support of the segments.

Table of Conents

Reconciliation to Loss Before Income Taxes

The following table presents a reconciliation of total segment operating profit to loss before income taxes for the three and nine months ended March 31, 2012 and 2011 (in thousands):
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Total segment operating profit for reportable segments	$36,232	$26,126	$103,148	$71,280
Cost of license	(2,717)	1,725	(8,063)	(2,369)
Selling and marketing	(4,011)	(3,748)	(10,326)	(9,279)
Research and development	(12,205)	(10,165)	(34,350)	(30,349)
General and administrative and overhead	(17,373)	(19,141)	(52,347)	(58,297)
Stock-based compensation	(2,824)	(2,356)	(9,603)	(7,398)
Restructuring charges	84	315	143	160
Other (expense) income, net	(26)	7	(2,483)	1,936
Interest income (net)	1,165	1,911	3,323	6,250
Loss before income taxes	$(1,675)	$(5,326)	$(10,558)	$(28,066)

13.  Subsequent Events

         We evaluated events occurring between March 31, 2012 and the date the financial statements were issued. There were no subsequent events to be disclosed based on this evaluation.

Table of Conents

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes beginning on page 3.  In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties.  You should read "Item 1A. Risk Factors,” of Part II for a discussion of important factors that could cause our actual results to differ materially from our expectations.

    Our fiscal year ends on June 30, and references in this Quarterly Report to a specific fiscal year are to the twelve months ended June 30 of such year (for example, "fiscal 2012" refers to the year ending June 30, 2012).

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

We have established sustainable competitive advantages based on the breadth, flexibility and return on investment associated with our software offerings, as well as our market leadership position, our extensive process industry expertise and our established, diversified customer base. We consult and collaborate with our customers to identify new applications which leads to innovative, targeted solutions and fosters long-term customer relationships. This approach has helped us develop software solutions that are embedded in our customers’ operations and integrated with their core business processes.

We primarily license our aspenONE products through a subscription offering.  Our aspenONE products are organized into two suites: 1) engineering and 2) manufacturing and supply chain (MSC).  The aspenONE subscription offering provides customers with access to all of the products within each respective suite.  Customers can change or alternate the use of multiple products in a licensed suite through the use of exchangeable units of measurement, or tokens, licensed in quantities determined by the customer.  This licensing system enables customers to use products as needed and to experiment with different products to best solve whatever critical business challenges the customer faces. We believe easier access to all of the aspenONE products will lead to increased software usage and higher revenue over time. Customers can increase their usage of our software, by purchasing additional tokens, as business needs evolve, without disrupting business processes.

Transition to the aspenONE Subscription Offering

Prior to fiscal 2010, we offered term or perpetual licenses to specific products or specifically defined sets of products, which we refer to as point products. The majority of our license revenue was recognized under an “upfront revenue model,” in which the net present value of the aggregate license fees was recognized as revenue upon shipment of the point products. Customers typically received one year of post-contract support, or SMS, with their license agreements and then could elect to renew SMS annually.  Revenue from SMS was recognized ratably over the period in which the SMS was delivered.

In fiscal 2010 we began offering our aspenONE software as a subscription model, which allows our customers access to all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). SMS is included for the entire subscription term and customers are entitled to any software products or updates introduced into the licensed suite. Revenue is recognized over the term of the subscription on a ratable basis. We also continue to offer customers the ability to license point products, but since fiscal 2010, have included SMS for the term of the arrangement. In fiscal 2010 and 2011, license revenue from point product arrangements was generally recognized on the due date of each annual installment, provided all revenue recognition criteria were met, including evidence of fair value for the SMS component. Revenue from SMS was recognized ratably over the period in which the SMS was delivered.

As of July 2011, we are unable to establish evidence of the fair value for the SMS component included in our point product arrangements, and revenue from these arrangements is now recognized on a ratable basis.

Our aspenONE subscription offering and the inclusion of SMS for the term of our point product arrangements have not changed the method or timing of our customer billings or cash collections. Since the adoption of the new licensing model, our net cash provided by operating activities has increased from $33.0 million in fiscal 2009 to $38.6 million in fiscal 2010 and $63.3 million in fiscal 2011, respectively. During these periods we have realized steadily improving free cash flow due to the continued growth of our portfolio of term license contracts as well as the renewal of customer contracts on an installment basis that were previously paid upfront.

Table of Conents

Impact of Licensing Model Changes

The principal accounting implications of the change in our licensing model are as follows:

●
The majority of our license revenue is no longer recognized on an upfront basis. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed.  Accordingly, our product-related revenue for fiscal 2010, 2011 and the first nine months of fiscal 2012 was significantly less than the level achieved in the fiscal years preceding our licensing model change.

●
The introduction of our new licensing model resulted in operating losses for fiscal 2010, 2011 and the first nine months of fiscal 2012. The change to our licensing model did not impact the incurrence or timing of our expenses, and there was no corresponding expense reduction to offset the lower revenue.  As a portion of the license agreements executed under our upfront revenue model have reached the end of their original term and been renewed under our new licensing model, subscription and software revenue has steadily increased from the beginning of fiscal 2010 through the first nine months of fiscal 2012.  To the extent the remaining term license agreements executed under our upfront revenue model expire and are renewed under our new licensing model, we expect to recognize levels of revenue and operating profit comparable to or higher than our pre-transition levels.

●
Our installments receivable balance is expected to continue to decrease over time, as licenses previously executed under our upfront revenue model reach the end of their terms and are renewed under our new licensing model.  Under our aspenONE subscription offering and for point products arrangements with SMS included for the contract term, installment payments are not considered fixed or determinable and, as a result, are not included in installments receivable. These future payments are included in billings backlog, which is not reflected on our unaudited condensed consolidated balance sheets.

●
The amount of our deferred revenue is expected to continue to increase over time as the remaining portion of our customers transition to the new licensing model.  Under our aspenONE subscription offering and for point product arrangements with SMS included for the contract term, installments for license transactions are deferred and recognized on a ratable basis.

●
As of March 31, 2012, a portion of our customers, representing a significant percentage of our portfolio of active license agreements, have transitioned to our new licensing model. Over the next few years we anticipate that a significant portion of our remaining customers will transition to our new licensing model as their existing license agreements reach the end of their original terms. During this transition period, we may continue to have arrangements where the software element will be recognized upfront, including perpetual licenses, amendments to existing legacy term arrangements, and in limited cases, renewals of existing legacy term arrangements. However, we do not expect revenue related to these sources to be significant in relation to our total revenue.

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

 For additional information about the recognition of revenue under the upfront revenue model and our new licensing model, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue” contained in Part II, Item 7 of our Form 10-K for our fiscal year ended June 30, 2011.  Due to the accounting implications resulting from the change in our licensing model, we believe that a number of performance indicators based on U.S. generally accepted accounting principles, or GAAP, will be of limited value in assessing our performance, growth and financial condition until a significant majority of our license agreements executed under our upfront revenue model reach the end of their original terms and are renewed under our subscription-based licensing model. Accordingly, we are focusing on a number of other business metrics, including those described below under “—Key Business Metrics.”

Table of Conents

Revenue

We generate revenue primarily from the following sources:

●
Software licenses.  We provide integrated process optimization software solutions designed specifically for the process industries. We license our software products, together with SMS, primarily on a term basis, and we offer extended payment options for our term license agreements that generally require annual payments, which we also refer to as installments.

●
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

●
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

Results of Operations Classification - Subscription and Software Revenue

Prior to fiscal 2012, subscription and software revenue were each classified separately on our unaudited condensed consolidated statements of operations, because each type of revenue had different revenue recognition characteristics, and the amount of revenue attributable to each was material in relation to our total revenues.  Additionally, we were able to separate the residual amount of software revenue related to the software component of our point product arrangements which included SMS for the contract term, based on the VSOE of fair value for the SMS element.

As a result of the introduction of our enhanced SMS offering in fiscal 2012, the majority of our product-related revenue is now recognized on a ratable basis, over the term of the arrangement.  Additionally, we do not expect residual revenue from legacy term arrangements and perpetual arrangements to be significant in relation to our total revenue going forward.  Since the distinction between subscription and point product ratable revenue does not represent a meaningful difference from either a line of business or revenue recognition perspective, we have combined our subscription and software revenue into a single line item on our unaudited condensed consolidated statements of operations beginning in the first quarter of fiscal 2012.

Table of Conents

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

Services and Other Revenue.  Our services and other revenue consist primarily of revenue related to professional services, standalone renewals of our legacy SMS offering and training. The amount and timing of this revenue depend on a number of factors, including:

●	whether the professional services arrangement was sold as a single arrangement with, or in contemplation of, a new aspenONE licensing transaction;

●	the number, value and rate per hour of service transactions booked during the current and preceding periods;

●	the number and availability of service resources actively engaged on billable projects;

●	the timing of milestone acceptance for engagements contractually requiring customer sign-off;

●	the timing of negotiating and signing maintenance renewals;

●	the timing of collection of cash payments when collectability is uncertain; and

●	the size of the installed base of license contracts.

Cost of Revenue

Cost of Subscription and Software.  The cost of subscription and software revenue consists of royalties, amortization of capitalized software costs, distribution fees, the costs of providing SMS on arrangements where the related revenue is recorded as subscription and software revenue, and costs related to delivery of software.

Cost of Services and Other.  Our cost of services and other revenue consists primarily of personnel-related and external consultant costs associated with providing customers professional services, SMS on arrangements for which we have VSOE for the SMS element and training.

Operating Expenses

Selling and Marketing Expenses.  Selling expenses consist primarily of the personnel and travel expenses related to the effort expended to license our products and services to current and potential customers, as well as for overall management of customer relationships. Marketing expenses include expenses needed to promote our company and our products and to acquire market research and measure customer opinions to help us better understand our customers and their business needs.

Research and Development Expenses.  Research and development expenses primarily consist of personnel and external consultant expenses related to the creation of new products and to enhancements and engineering changes to existing products.

General and Administrative Expenses.  General and administrative expenses include the costs of corporate and support functions, such as executive leadership and administration groups, finance, legal, human resources and corporate communications, and other costs such as outside professional and consultant fees and provision for bad debt.

Table of Conents

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

(Benefit from) Provision for Income Taxes.  The benefit from income taxes is comprised of the deferred benefit for tax deductions and credits that we expect to utilize in the future.  The provision for income taxes is comprised of current domestic and foreign taxes, and deferred benefit on US losses for which it is more likely than not that we will be able to utilize these benefits in the future. We record interest and penalties related to income tax matters as income tax expense. We expect the amount of income tax expense, if any, to vary each reporting period depending upon fluctuations in our taxable income by jurisdiction.

Key Business Metrics

  Background

With the adoption of our subscription-based licensing model, our revenue for fiscal 2010, 2011 and the first nine months of fiscal 2012 was significantly less than in the years preceding our model change. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed.  As a result, we believe that, for the next few years, a number of our performance indicators based on U.S. generally accepted accounting principles or GAAP, including revenue, gross profit, operating loss and net loss, will be of limited value in assessing our performance, growth and financial condition until a significant majority of our license agreements executed under our upfront revenue model reach the end of their original terms and are renewed under our subscription-based licensing model. Accordingly, we are focusing on certain non-GAAP and other business metrics, including the key metrics set forth below, to track our business performance. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

To supplement our unaudited condensed consolidated statements of cash flows presented on a GAAP basis, we use the non-GAAP measure of free cash flow to analyze cash flows generated from our operations. Management believes that this financial measure is useful to investors because it permits investors to view our performance using the same tools that management uses to gauge progress in achieving our goals. We believe this measure is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives and it is also useful as a basis for comparing our performance with that of our competitors. To supplement our presentation of total cost of revenue and total operating costs presented on a GAAP basis, we use a non-GAAP measure of adjusted total costs, which excludes certain non-cash and non-recurring expenses. Management believes that this financial measure is useful to investors because it demonstrates the cash operating costs of the business. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to total cost of revenue and total operating costs as a measure of our total costs.

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

Table of Conents

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

TCV and TLCV increase as the result of:

●	new term license agreements with new or existing customers;

●
renewals or modifications of existing license agreements that result in higher license fees due to price escalation or an increase in the number of tokens (units of software usage) or products licensed; and

●	renewals of existing license agreements that increase the length of the license term.

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

We estimate that TLCV grew by approximately 2.9% to $1.40 billion during the third quarter of fiscal 2012, from $1.36 billion at December 31, 2011 and by approximately 9.4% during the nine months ended March 31, 2012, from $1.28 billion at June 30, 2011. The growth was attributable primarily to an increase in the number of tokens or products licensed.

We estimate that TCV grew by approximately 3.3% to $1.59 billion during the third quarter of fiscal 2012, from $1.54 billion at December 31, 2011 and 11.6% during the nine months ended March 31, 2012, from $1.42 billion at June 30, 2011. The growth was attributable primarily to an increase in the number of tokens or products licensed.

Future Cash Collections and Billings Backlog

Future cash collections is the sum of billings backlog, accounts receivable, undiscounted installments receivable and undiscounted collateralized receivables. Billings backlog represents the aggregate value of uninvoiced bookings from prior and current periods that are not reflected on our unaudited condensed consolidated balance sheets.

Prior to fiscal 2010, the majority of bookings were recognized as revenue in the period booked and reflected on our unaudited condensed consolidated balance sheets as installments receivable, or if sold, as collateralized receivables. Installments receivable and collateralized receivables were discounted to net present value at prevailing market rates at the time of the transaction. Amounts collected for collateralized receivables are applied to pay the related secured borrowings and are not available for any other expenditures.

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

Table of Conents

The following table provides our future cash collections as of the dates presented (dollars in thousands):

	March 31, 2012	June 30, 2011
Billings backlog	$739,414	$640,988
Accounts receivable, net	27,864	27,866
Installments receivable, undiscounted (non-GAAP) (1)	61,528	95,796
Collateralized receivables, undiscounted (non-GAAP) (1)	11,860	26,691
Future cash collections	$840,666	$791,341

(1)	Excludes unamortized discount.

The growth in billings backlog during the nine months ended March 31, 2012 reflected our customers’ continued adoption of our subscription- based licensing model and point product arrangements with enhanced SMS. As customers continue to convert to our subscription-based licensing model, the aggregate value of uninvoiced bookings will become part of billings backlog and future cash collections. We expect the future cash collections metric to level off when most of our term contracts have converted to term arrangements with annual payment terms.

We are providing the following table for the periods presented to reconcile undiscounted installments receivable and collateralized receivables, as included in our future cash collections metric, with GAAP installments receivable, net and GAAP collateralized receivables, net (dollars in thousands):

	March 31, 2012	June 30, 2011
Installments receivable, undiscounted (non-GAAP)	$61,528	$95,796
Unamortized discount	(4,610)	(9,320)
Installments receivable, net	$56,918	$86,476

Collateralized receivables, undiscounted (non-GAAP)	$11,860	$26,691
Unamortized discount	(383)	(1,652)
Collateralized receivables, net	$11,477	$25,039

Installments receivable and collateralized receivables are shown at net present value in our unaudited condensed consolidated balance sheets. Future cash collections exclude the unamortized discount on installments receivable and collateralized receivables. Amounts collected for collateralized receivables are applied to pay the related secured borrowings and are not available for any other purpose.

Adjusted Total Costs

The following table presents our total cost of revenue and total operating expenses, as adjusted for stock-based compensation expense, for the indicated periods (dollars in thousands):

	Three Months Ended March 31,		Three Months Period-to-Period Change		Nine Months Ended March 31,		Nine Months Period-to-Period Change
	2012	2011	$	%	2012	2011	$	%
Total cost of revenue	$12,430	$10,392	$2,038	19.6%	$39,176	$37,195	$1,981	5.3%
Total operating expenses	51,721	49,453	2,268	4.6	151,339	144,566	6,773	4.7
Total expenses	64,151	59,845	4,306	7.2%	190,515	181,761	8,754	4.8%
Less:
Stock-based compensation	(2,825)	(2,356)	(469)	19.9	(9,604)	(7,398)	(2,206)	29.8
Adjusted total costs (non-GAAP)	$61,326	$57,489	$3,837	6.7%	$180,911	$174,363	$6,548	3.8%

Table of Conents

Comparison of the Three Months Ended March 31, 2012 and 2011

Total expenses increased by $4.3 million for the three months ended March 31, 2012 compared to the prior year period.  Adjusted total costs, which consist of total cost of revenue and total operating expenses, adjusted to exclude stock-based compensation, increased by $3.8 million for the three months ended March 31, 2012 compared to the prior year period.  The increase in stock-based compensation expense for the periods presented primarily relates to the incremental expense associated with the August 2011 annual program grant, which had a higher valuation than the prior year annual grant, partially offset by a decrease attributable to certain awards becoming fully vested. The higher grant valuation was primarily attributable to a higher grant date stock price of our common stock and the mix of granted awards being slightly more weighted to RSUs.  RSUs result in more expense than options as the gross stock-based compensation expense (prior to the effect of forfeitures) is based on the grant date stock price.  Under the Black-Scholes option valuation model, options have a lesser valuation than the grant date share price.

Adjusted total costs increased $3.8 million period-over-period. Total cost of revenue for the 2011 period benefited from the reversal of a previously accrued liability of $4.0 million resulting from the expiration of a technology vendor relationship.  No similar event occurred in 2012.  Please refer to the “Results of Operations” section below for additional information on period-over-period expense fluctuations.

Comparison of the Nine Months Ended March 31, 2012 and 2011

Total expenses increased by $8.8 million for the nine months ended March 31, 2012 compared to the prior year period.  Adjusted total costs, which consist of total cost of revenue and total operating expenses, adjusted to exclude stock-based compensation, increased by $6.5 million for the nine months ended March 31, 2012 compared to the prior year period.  The increase in stock-based compensation expense for the periods presented primarily relates to the incremental expense associated with the August 2011 annual program grant, which had a higher valuation than the prior year annual grant, partially offset by a decrease attributable to certain awards becoming fully vested.  The higher grant valuation was primarily attributable to a higher grant date stock price of our common stock and the mix of granted awards being slightly more weighted to RSUs.  RSUs result in more expense than options, as the gross stock-based compensation expense (prior to the effect of forfeitures) is based on the grant date stock price.  Under the Black-Scholes option valuation model, options have a lesser valuation than the grant date share price.  Additionally, contributing to the period-over-period increase in stock-based compensation expense was the immediate vesting of our board of director awards and the increase of the equity component of director’s compensation in fiscal 2012, which resulted in $0.5 million of incremental expense compared to the prior year period.

Adjusted total costs increased $6.5 million period-over-period. Adjusted total costs for the 2011 period benefited from the reversal of a previously accrued liability of $4.0 million resulting from the expiration of a technology vendor relationship as well as from a reduction in bad debt expense of $1.0 million due to the collection of previously reserved for receivables.  No similar events occurred in 2012. The remaining period over period increase was primarily attributable to higher compensation and related costs of $3.7 million, higher business taxes of $0.7 million, higher depreciation and amortization of $0.7 million, higher travel and related costs of $0.5 million and higher royalty and external commissions of $0.3 million.  These increases were partially offset by lower legal costs of $3.1 million, lower spending on outside consultants of $1.9 million and lower audit fees of $0.6 million.  Please refer to the “Results of Operations” section below for additional information on period-over-period expense fluctuations.

 Free Cash Flow

Free cash flow is calculated as net cash provided by operating activities less the sum of (a) purchase of property, equipment and leasehold improvements and (b) capitalized computer software development costs.

Customer collections and, consequently, cash flows from operating activities and free cash flow are primarily driven by license and services billings, rather than recognized revenue. As a result, the introduction of our aspenONE subscription offering has not had an adverse impact on cash receipts. Until existing term license contracts are renewed and license related revenue returns to prior year levels, we believe free cash flow is a more relevant measure of our financial performance than income statement profitability measures such as total revenue, gross profit, operating loss and net loss. Additionally, we also believe that free cash flow is often used by security analysts, investors and other interested parties in the evaluation of software companies.

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the periods presented (dollars in thousands):

Table of Conents

	Nine Months Ended
	March 31,
	2012	2011
Net cash provided by operating activities	$82,970	$52,898
Purchase of property, equipment, and leasehold improvements	(1,175)	(2,322)
Capitalized computer software development costs	(487)	(1,667)
Free cash flow (non-GAAP)	$81,308	$48,909

Total free cash flow increased $32.4 million during the nine months ended March 31, 2012 as compared to the prior year period.

We have realized steadily improving free cash flow due to the continued growth of our portfolio of term license contracts as well as the renewal of customer contracts on an installment basis that were previously paid upfront. As part of our historical arrangements, customers could elect to pay for their term licenses upfront, at a discount, rather than annually over the contract term. Compared to installment contracts, contracts with upfront payments resulted in increased cash flow variability, with higher cash flow in the period of the payment, but no cash flow in subsequent years of the contract term. We reduced the incentive for customers to pay upfront and expect our free cash flow to continue to benefit as these arrangements reach the end of their terms and are renewed on an installment basis.

Critical Accounting Estimates and Judgments

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our interim financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with the following critical accounting policies have the greatest potential impact on our unaudited condensed consolidated financial statements:

●	revenue recognition;

●	accounting for income taxes; and

●	loss contingencies.

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

Table of Conents

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

Vendor-Specific Objective Evidence of Fair Value

We have established vendor-specific objective evidence of fair value, or VSOE, for certain SMS offerings and for professional services, but not for our software products or our new enhanced SMS offering. We assess VSOE of fair value for SMS and professional services based on an analysis of standalone sales of SMS and professional services, using the bell-shaped curve approach. We do not have a history of selling our enhanced SMS offering to customers on a stand-alone basis, and as a result are unable to establish VSOE for this new deliverable.

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

Table of Conents

Results of Operations

  Comparison of the Three and Nine Months Ended March 31, 2012 and 2011

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2012	2011	%		2012	2011	%
Revenue:
Subscription and software	$42,444	$30,655	38.5%		$120,856	$74,955	61.2%
Services and other	18,893	21,946	(13.9)		58,261	70,554	(17.4)
Total revenue	61,337	52,601	16.6		179,117	145,509	23.1
Cost of revenue:
Subscription and software	2,717	(1,725)	(257.5)		8,063	2,369	240.4
Services and other	9,713	12,117	(19.8)		31,113	34,826	(10.7)
Total cost of revenue	12,430	10,392	19.6		39,176	37,195	5.3
Gross profit	48,907	42,209	15.9		139,941	108,314	29.2
Operating expenses:
Selling and marketing	24,279	22,922	5.9		70,043	63,227	10.8
Research and development	14,423	12,331	17.0		40,959	37,002	10.7
General and administrative	13,103	14,515	(9.7)		40,480	44,497	(9.0)
Restructuring charges	(84)	(315)	(73.3)		(143)	(160)	(10.6)
Total operating expenses	51,721	49,453	4.6		151,339	144,566	4.7
Loss from operations	(2,814)	(7,244)	(61.2)		(11,398)	(36,252)	(68.6)
Interest income	1,776	3,093	(42.6)		6,041	10,329	(41.5)
Interest expense	(611)	(1,182)	(48.3)		(2,718)	(4,079)	(33.4)
Other income (expense), net	(26)	7	(471.4)		(2,483)	1,936	(228.3)
Loss before income taxes	(1,675)	(5,326)	(68.6)		(10,558)	(28,066)	(62.4)
(Benefit from) provision for income taxes	(1,155)	361	(419.9)		(2,138)	3,358	(163.7)
Net loss	$(520)	$(5,687)	(90.9	) %	$(8,420)	$(31,424)	(73.2	) %

Table of Conents

The following table sets forth the results of operations as a percentage total revenue in certain financial data for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2012		2011		2012		2011
Revenue:
Subscription and software	69.2%		58.3%		67.5%		51.5%
Services and other	30.8		41.7		32.5		48.5
Total revenue	100.0		100.0		100.0		100.0
Cost of revenue:
Subscription and software	4.5		(3.3)		4.5		1.6
Services and other	15.8		23.0		17.4		23.9
Total cost of revenue	20.3		19.7		21.9		25.5
Gross profit	79.7		80.3		78.1		74.5
Operating expenses:
Selling and marketing	39.5		43.6		39.1		43.5
Research and development	23.5		23.4		22.9		25.4
General and administrative	21.4		27.6		22.6		30.6
Restructuring charges	(0.1)		(0.6)		(0.1)		(0.1)
Total operating expenses	84.3		94.0		84.5		99.4
Loss from operations	(4.6)		(13.8)		(6.4)		(24.9)
Interest income	2.9		5.9		3.4		7.1
Interest expense	(1.0)		(2.2)		(1.5)		(2.8)
Other (expense) income, net	-		-		(1.4)		1.3
Loss before income taxes	(2.7)		(10.1)		(5.9)		(19.3)
Provision for income taxes	(1.9)		0.7		(1.2)		2.3
Net loss	(0.8	) %	(10.8	) %	(4.7	) %	(21.6	) %

Revenue

Total revenue during the three and nine months ended March 31, 2012 increased by $8.7 million and $33.6 million, respectively, compared to the corresponding periods of the prior fiscal year.  The increase was primarily due to higher subscription and software revenue of $11.8 million and $45.9 million, respectively, partially offset by lower services and other revenue of $3.1 million and $12.3 million, respectively.

Subscription and Software Revenue

	Three Months Ended March 31,		Three Months Period-to-Period Change		Nine Months Ended March 31,		Nine Months Period-to-Period Change
	2012	2011	$	%	2012	2011	$	%
Subscription and software revenue	$42,444	$30,655	$11,789	38.5%	$120,856	$74,955	$45,901	61.2%
As a percent of revenue	69.2%	58.3%			67.5%	51.5%

The increase in subscription and software revenue during the three and nine months ended March 31, 2012 was primarily the result of a larger base of aspenONE subscription arrangements being recognized as revenue on a ratable basis in the current quarter and during the first nine months of fiscal 2012. We expect subscription and software revenue to continue to increase as customers renew expiring contracts under our new licensing model. As a portion of the license agreements executed under our upfront revenue model have reached the end of their original term and been renewed under our new licensing model, subscription and software revenue has steadily increased from the beginning of fiscal 2010 through the first nine months of fiscal 2012.  While we are transitioning to our aspenONE subscription offerings, revenue comparisons between fiscal periods do not reflect the actual growth rate of our business. Therefore, we review TLCV, which increased 9.4% over the nine months period ended March 31, 2012, as we believe it is a more useful metric for analyzing our business performance.

As discussed above in “Results of Operations Classification - Subscription and Software Revenue,” we have combined subscription and software revenues on our results of operations.  The following table reconciles the amount of revenue recognized for the three and nine months ended March 31, 2012 and 2011, based on the respective revenue recognition methodology.  As illustrated below, the introduction of our enhanced SMS offering in fiscal 2012 has resulted in a substantial majority of our subscription and software revenue being recognized on a ratable basis in the first nine months of fiscal 2012.

Table of Conents

	Three Months Ended		Three Months % of
	March 31,		Total Change
	2012	2011	2012	2011
Subscription and software revenue:
Ratable (1)	40,328	17,240	95.0%	56.2%
Residual method (2)	2,116	13,415	5.0	43.8
Subscription and software revenue	42,444	30,655	100%	100%

	Nine Months Ended		Nine Months % of
	March 31,		Total Change
	2012	2011	2012	2011
Subscription and software revenue:
Ratable (1)	100,509	38,744	83.2%	51.7%
Residual method (2)	20,347	36,211	16.8	48.3
Subscription and software revenue	120,856	74,955	100%	100%

(1)
During the three and nine months ended March 31, 2011, the fair value of the SMS element of point product arrangements totaled $0.6 million and $1.5 million, respectively and was presented in the consolidated statements of operations as services and other revenue.  Effective July 1, 2012, the fee attributable to the SMS in point product arrangements is no longer separable, because we are unable to establish VSOE of fair value, and as a result, is included within ratable revenue.

 (2)
	Three Months Ended		Nine Months Ended
Residual method revenue detail	March 31,		March 31,
	2012	2011	2012	2011
Residual method revenue:
Point products - Software	*	$5,156	*	$14,935
Legacy arrangements	1,714	7,827	18,498	19,703
Perpetual arrangements	402	432	1,849	1,573
Total residual method revenue	2,116	13,415	20,347	36,211

* Effective July 1, 2011, the total combined arrangement fee (which includes the fee attributable to SMS) for point product arrangements with enhanced SMS is recognized on a ratable basis.

As noted in the table above, we recognized approximately $1.7 million and $18.5 million of revenue related to legacy arrangements during the three and nine months ended March 31, 2012 compared to $7.8 million and $19.7 million in the corresponding periods of the prior fiscal year. Going forward, we expect residual method revenue from legacy arrangements to decrease and be replaced with term-based licensing agreements that are recognized on a ratable basis.  We do not expect revenue related to point products licensed on a perpetual basis to be a significant source of revenue during the remainder of fiscal 2012 and beyond.

Services and Other Revenue

	Three Months Ended March 31,		Three Months Period-to-Period Change			Nine Months Ended March 31,		Nine Months Period-to-Period Change
	2012	2011	$	%		2012	2011	$	%
Professional services revenue	$5,958	$6,473	$(515)	(8.0	) %	$16,757	$21,075	$(4,318)	(20.5	) %
SMS and other revenue	12,935	15,473	(2,538)	(16.4)		41,504	49,479	(7,975)	(16.1)
Services and other revenue	$18,893	$21,946	$(3,053)	(13.91	) %	$58,261	$70,554	$(12,293)	(17.42	) %
As a percent of revenue	30.8%	41.7%				32.5%	48.5%

  Professional Services Revenue

Professional services revenue during the three and nine months ended March 31, 2012 decreased by $0.5 million and $4.3 million, respectively, compared to the corresponding periods of the prior fiscal year. The period-over-period decrease in professional services revenue was primarily due to decreased customer demand for professional services. Our primary focus is the successful implementation and usage of our software, and in many instances, this work can be professionally performed by qualified third parties.  We often compete with third party consulting firms when bidding for professional services contracts, particularly in developed markets.  The competitive market for services, in conjunction with increasing customer familiarity with many of our well-established software products, has had an unfavorable impact on our professional services revenue over time.

Table of Conents

During the three months ended March 31, 2012, professional services revenue decreased by $0.5 million compared to the corresponding period of the prior fiscal year primarily due to decreased customer demand for professional services, partially offset by a decrease in net revenue deferrals of $0.2 million, including the net impact of deferrals for professional services arrangements bundled with the new licensing model.

During the nine months ended March 31, 2012, professional services revenue decreased by $4.3 million compared to the corresponding period of the prior fiscal year primarily due to decreased customer demand as well as an increase in net revenue deferrals of $1.1 million, including the net impact of deferrals for professional services arrangements bundled with the new licensing model.

SMS and Other Revenue

SMS and other revenue includes annually renewed SMS offered in support of our perpetual and legacy term arrangements. SMS and other revenue during the three and nine months ended March 31, 2012 decreased by $2.5 million and $8.0 million, respectively, compared to the corresponding periods of the prior fiscal year.  The decrease was primarily due to customers transitioning to term license arrangements that include SMS for the contract term, and the continued trend of customers electing to replace perpetual license arrangements with new term contracts. Under our subscription-based licensing offering and for point product arrangements which include SMS for the contract term, the entire arrangement fee is included within subscription and software revenue.. We expect SMS revenue related to perpetual arrangements and legacy term arrangements to continue to decrease as additional customers transition to our subscription-based licensing model.  Over the next few years we expect that SMS revenue will represent less than 10% of our total revenue, at which time we would include SMS revenue in our subscription and software line in our unaudited condensed consolidated statements of operations.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended March 31,		Three Months Period-to-Period Change			Nine Months Ended March 31,		Nine Months Period-to-Period Change
	2012	2011	$	%		2012	2011	$	%
Cost of subscription and software revenue	$2,717	$(1,725)	$4,442	(257.5	) %	8,063	$2,369	$5,694	240.4%
Gross margin	93.6%	105.6%				93.3%	96.8%

The period-over-period increase in cost of subscription and software revenue during the three and nine months ended March 31, 2012 compared to the corresponding periods of the prior fiscal year was primarily due to a reversal of a previously accrued liability of $4.0 million during the three and nine months ended March 31, 2011 resulting from the expiration of a technology vendor relationship. No similar event occurred in fiscal 2012. We allocate the portion of SMS cost associated with providing support services on subscription and software arrangements in order to match the expense with the related revenue.  Prior to the introduction of the aspenOne subscription offering in fiscal 2010, all costs associated with providing SMS were included in cost of services and other revenue.  The period-over-period increase in cost of subscription and software revenue was also attributable to a larger percentage of SMS services being provided to customers under our subscription-based licensing model.  As more customers transition to the subscription-based licensing model, more of the related SMS costs will be included in cost of subscription and software.

Our subscription and software gross margins during the three and nine months ended March 31, 2012 were consistent with the comparable period of the prior fiscal year after excluding the impact of the reversal of the previously accrued liability during the three and nine months ended March 31, 2011.

Cost of Services and Other Revenue

	Three Months Ended March 31,		Three Months Period-to-Period Change			Nine Months Ended March 31,		Nine Months Period-to-Period Change
	2012	2011	$	%		2012	2011	$	%
Cost of services and other revenue	$9,713	$12,117	$(2,404)	(19.8	) %	$31,113	$34,826	$(3,713)	(10.7	) %
Gross margin	48.6%	44.8%				46.6%	50.6%

Table of Conents

Cost of services and other revenue includes the cost of providing professional services, training, annually received SMS and other revenue.

Our services and other revenue gross margin during the three months ended March 31, 2012 increased to 48.6% compared to 44.8% in the comparable period of the prior fiscal year.  The period-over-period increase was primarily attributable to lower compensation and related costs partially offset by lower services and other revenue.

Our services and other revenue gross margin during the nine months ended March 31, 2012 decreased to 46.6% compared to 50.6% in the comparable period of the prior fiscal year.  The period-over-period decrease was primarily attributable to lower services and other revenue, principally from SMS revenue migrating to subscription and software revenue.  The impact of this lower revenue was partially offset by lower costs of SMS and other revenue.

Going forward, we expect the revenue and costs related to our SMS business to continue to migrate to cost of subscription and software revenue. We expect the services and other revenue gross profit margin to decline as the higher gross profit margin SMS revenue is recognized as subcription and software.

Cost of Professional Services Revenue

The timing of expense recognition on certain professional service arrangements can impact the ability to compare the cost of professional services revenue from period to period.  The cost of professional services revenue was $1.4 million and $1.3 million lower during the three and nine months ended March 31, 2012, as compared to the corresponding periods of the prior fiscal year. The decrease was primarily attributable to lower compensation and related costs.

Cost of SMS and Other Revenue

Cost of SMS and other revenue decreased $1.0 million and $2.4 million during the three and nine months ended March 31, 2012, respectively, compared to the corresponding periods of the prior fiscal year. The period-over-period decrease in cost of SMS and other revenue during the three and nine months ended March 31, 2012 was primarily due to the growth of our subscription based revenue and the associated higher allocation of SMS support costs being reported in cost of subscription and software revenue. As the subscription business grows, we expect the cost of SMS revenue to continue to migrate from cost of services and other revenue to cost of subscription and software revenue. Eventually, we expect the majority of the costs of our SMS business to be presented in cost of subscription and software revenue.

Selling and Marketing Expense

	Three Months Ended March 31,		Three Months Period-to-Period Change		Nine Months Ended March 31,		Nine Months Period-to-Period Change
	2012	2011	$	%	2012	2011	$	%
Selling and marketing expense	$24,279	$22,922	$1,357	5.9%	$70,043	$63,227	$6,816	10.8%
As a percent of revenue	39.5%	43.6%			39.1%	43.5%

The period-over-period increase in selling and marketing expense during the three months ended March 31, 2012 was predominantly the result of higher compensation and related costs of $0.4 million and third party commissions of $0.8 million. The remaining period-over-period increase was primarily the result of higher expenses for travel-related costs and company events.

The period-over-period increase in selling and marketing expense during the nine months ended March 31, 2012 was primarily the result of higher compensation and related costs of $4.7 million, including higher commissions of $1.8 million and higher stock-based compensation expense of $0.8 million. The remaining period-over-period increase was primarily the result of higher third party commissions of $0.8 million and travel expenses.

Research and Development Expense

	Three Months Ended March 31,		Three Months Period-to-Period Change		Nine Months Ended March 31,		Nine Months Period-to-Period Change
	2012	2011	$	%	2012	2011	$	%
Research and development expense	$14,423	$12,331	$2,092	17.0%	$40,959	$37,002	$3,957	10.7%
As a percent of revenue	23.5%	23.4%			22.9%	25.4%

Table of Conents

The period-over-period increase in research and development expense during the three months ended March 31, 2012 was primarily the result of lower capitalized software development costs of $1.0 million and higher compensation and related costs of $1.0 million.

The period-over-period increase in research and development expense during the nine months ended March 31, 2012 was primarily the result of higher compensation and related costs of $2.8 million and lower capitalized software development costs of $0.9 million.

General and Administrative Expense

	Three Months Ended March 31,		Three Months Period-to-Period Change			Nine Months Ended March 31,		Nine Months Period-to-Period Change
	2012	2011	$	%		2012	2011	$	%
General and administrative expense	$13,103	$14,515	$(1,412)	(9.7	) %	$40,480	$44,497	$(4,017)	(9.0	) %
As a percent of revenue	21.4%	27.6%				22.6%	30.6%

 The period-over-period decrease in general and administrative expense during the three months ended March 31, 2012 was primarily attributable to decreases in legal costs of $2.2 million, lower spending on outside consultants of $0.7 million,  and lower audit fees of $0.4 million, partially offset by an increase in bad debt expense of $1.6 million.  The 2011 period benefited from the collection of previous reserved receivables resulting in a net reduction in bad debt expense for the period of $1.0 million.  No similar events occurred in 2012.

The period-over-period decrease in general and administrative expense during the nine months ended March 31, 2012 was primarily attributable to lower legal costs of $3.1 million, lower spending on outside consultants of $1.7 million, decreases in recruiting and related expenses of $0.7 million and lower audit fees of $0.6 million. The decrease was partially offset by an increase in bad debt expense of $1.1 million and higher compensation and related costs of $0.3 million. The 2011 period benefited from the collection of previous reserved receivables resulting in a net reduction in bad debt expense for the period of $1.0 million.  No similar events occurred in 2012.

Restructuring Charges

	Three Months Ended March 31,				Three Months Period-to-Period Change			Nine Months Ended March 31,				Nine Months Period-to-Period Change
	2012		2011		$	%		2012		2011		$	%
Restructuring charges	$(84)		$(315)		$231	(73.3	) %	$(143)		$(160)		$17	(10.6	) %
As a percent of revenue	(0.1	) %	(0.6	) %				(0.1	) %	(0.1	) %

There were no new restructuring events during the three and nine months ended March 31, 2012 and 2011.  The activity in restructuring charges during these periods was the result of accretion and adjustments relating to changes in estimates on existing facilities-related restructuring plans.

Interest Income

	Three Months Ended March 31,		Three Months Period-to-Period Change			Nine Months Ended March 31,		Nine Months Period-to-Period Change
	2012	2011	$	%		2012	2011	$	%
Interest income	$1,776	$3,093	$(1,317)	(42.6	) %	$6,041	$10,329	$(4,288)	(41.5	) %
As a percent of revenue	2.9%	5.9%				3.4%	7.1%

The period-over-period decreases in interest income during the three and nine months ended March 31, 2012 were primarily attributable to the continued decrease of our collateralized and installment receivables portfolios. We expect interest income to continue to decrease going forward.

Interest Expense

	Three Months Ended March 31,				Three Months Period-to-Period Change			Nine Months Ended March 31,				Nine Months Period-to-Period Change
	2012		2011		$	%		2012		2011		$	%
Interest expense	$(611)		$(1,182)		$571	(48.3	) %	$(2,718)		$(4,079)		$1,361	(33.4	) %
As a percent of revenue	(1.0	) %	(2.2	) %				(1.5	) %	(2.8	) %

The period-over-period decreases in interest expense during the three and nine months ended March 31, 2012 were primarily attributable to lower average secured borrowing balances, resulting from the continued pay-down of our existing secured borrowing arrangements. We expect interest expense to continue to decrease going forward.

Table of Conents

Other (Expense) Income, Net

	Three Months Ended March 31,		Three Months Period-to-Period Change			Nine Months Ended March 31,			Nine Months Period-to-Period Change
	2012	2011	$	%		2012		2011	$	%
Other (expense) income, net	$(26)	$7	$(33)	(471.4	) %	$(2,483)		$1,936	$(4,419)	(228.3	) %
As a percent of revenue	-%	-%				(1.4	) %	1.3%

Other (expense) income, net is comprised primarily of unrealized and realized foreign currency exchange losses and gains generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other (expense) income, net also includes miscellaneous non-operating losses and gains.

During the three months ended March 31, 2012 and 2011, other (expense) income, net included $0.2 million and $0.1 million of net currency losses, respectively. During the nine months ended March 31, 2012 and 2011, other (expense) income, net included $2.6 million of net currency losses and $1.8 million of net currency gains, respectively.

(Benefit from) Provision for Income Taxes

	Three Months Ended March 31,			Three Months Period-to-Period Change			Nine Months Ended March 31,			Nine Months Period-to-Period Change
	2012		2011	$	%		2012		2011	$	%
(Benefit from) provision for income taxes	$(1,155)		$361	$(1,516)	(419.9	) %	$(2,138)		$3,358	$(5,496)	(163.7	) %
As a percent of revenue	(1.9	) %	0.7%				(1.2	) %	2.3%

During the three months ended March 31, 2012, we recognized a benefit from income taxes of $1.2 million compared to a provision of $0.4 million for the corresponding period of the prior fiscal year.  The benefit for income taxes during the three months ended March 31, 2012 was primarily attributable to the tax benefit on losses generated in the period and a reduction to the reserve for uncertain tax positions.  During the three months ended March 31, 2011, we maintained a valuation allowance on our U.S. deferred tax assets, and as a result, did not record a similar tax benefit related to the taxable losses incurred.

During the nine months ended March 31, 2012, we recognized a benefit from income taxes of $2.1 million compared to a provision of $3.4 million for the corresponding period of the prior fiscal year.  The tax benefit during the nine months of fiscal 2012 was derived primarily from taxable losses incurred, reduction of a reserve for uncertain tax positions due to statute of limitation expirations, and our belief that it is more likely than not that we will recognize these benefits in the future.  This tax benefit was partially offset by a decrease of the deferred tax asset associated with foreign tax credits and the establishment of a valuation allowance on certain foreign losses.  During the nine months ended March 31, 2011, we maintained a valuation allowance on our U.S. deferred tax assets, and as a result, did not record a similar tax benefit.

We made cash tax payments totaling $1.4 million and $2.4 million during the three and nine months ended March 31, 2012.  The majority of these tax payments were related to foreign liabilities.  These payments were offset by cash tax refunds of $0.1 million and $0.8 million, respectively.

Based on our evaluation of the realizability of our U.S. federal net operating loss carryforwards, or NOLs, foreign tax credits, and research and development (R&D) credits, a significant portion of our valuation allowance was reversed in the fourth quarter of fiscal 2011. While we operated at a taxable loss during the first nine months of fiscal 2012, and have a history of losses, we are able to forecast sufficient future pre-tax profitability, which will allow us to utilize most of our deferred tax assets. Based on our current forecast, we expect that we will utilize all of our U.S. NOLs, foreign tax credits, and a portion of our R&D credits by fiscal year 2015, based on a “with and without” approach.

We have a valuation allowance in the U.S. for a deferred tax asset related to certain R&D credits, which we expect to expire before utilization. Additionally, we have a valuation allowance for unrealized capital losses, since we do not have any investments currently on our balance sheet that would give rise to a capital gain.  We also have a valuation allowance on certain foreign subsidiaries’ NOLs, where it is more likely than not that a benefit will not be realized. At March 31, 2012 and June 30, 2011, our total valuation allowance was $8.6 million and $8.0 million, respectively.

Table of Conents

Liquidity and Capital Resources

    Resources

We have historically financed our operations with cash generated from operating activities. As of March 31, 2012, our principal sources of liquidity consisted of $182.6 million in cash and cash equivalents.

We believe our existing cash and cash equivalents and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund future activities, we may need to raise additional funds through the financing of receivables or from public or private equity or debt financings. We also may need to raise additional funds in the event we decide to make one or more acquisitions of businesses, technologies or products. If additional funding is required, we may not be able to effect a receivable, equity or debt financing on terms acceptable to us or at all.

The following table summarizes our cash flow activities for the periods indicated (dollars in thousands):

	Nine Months Ended
	March 31,
	2012	2011
Cash flow provided by (used in):
Operating activities	$82,970	$52,898
Investing activities	(4,279)	(3,989)
Financing activities	(45,951)	(23,356)
Effect of exchange rates on cash balances	(161)	540
Increase in cash and cash equivalents	$32,579	$26,093

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

Cash from operating activities provided $83.0 million during the nine months ended March 31, 2012. This amount resulted from a net loss of $8.4 million, adjusted for non-cash items of $11.3 million and a net $80.1 million source of cash due to decreases in operating assets and increases in operating liabilities.

Non-cash expenses within net loss consist primarily of $9.6 million for stock-based compensation expense, $4.0 million of depreciation and amortization, and $0.8 million of net unrealized foreign currency losses, partially offset by a deferred income tax benefit of $3.7 million.

A decrease in operating assets and an increase in operating liabilities contributed $80.1 million to net cash from operating activities. The cash generated from this change consisted of decreases in installment and collateralized receivables totaling $42.5 million an increase in deferred revenue of $46.1 million and a decrease in accounts receivable and unbilled services of $0.8 million.  Partially offsetting these sources of cash were reductions in accounts payable, accrued expenses, income taxes payable and other liabilities of $9.2 million.

Investing Activities

During the nine months ended March 31, 2012, we used $4.3 million of cash for investing activities.  The cash used consisted of $2.6 million for payments for acquisitions, net of cash acquired, and $1.2 million related to computer hardware and software expenditures.  We do not currently expect our future investment in capital expenditures to be materially different from recent levels. During the nine months ended March 31, 2012, we capitalized software development costs of $0.5 million related to projects where we established technological feasibility. We are not currently a party to any material purchase contracts related to future capital expenditures.

Financing Activities

During the nine months ended March 31, 2012, we used $46.0 million of cash for financing activities.  We paid $32.1 million for the repurchase of our common stock; made net payments on secured borrowings of $17.3 million ($22.3 million of repayments offset by $5.0 million of proceeds); received proceeds of $6.6 million from the exercise of employee stock options; and paid withholding taxes of $3.1 million on vested and settled restricted stock units during the nine months ended March 31, 2012.

Table of Conents

Net Repayments on Secured Borrowings for the Nine Months Ended March 31, 2012 and 2011

The following schedule reconciles our net repayments on secured borrowings for the nine months ended March 31, 2012 and 2011:

	Nine Months Ended
	March 31,
	2012	2011
Secured borrowings, beginning of fiscal year	$24,913	$76,135
Secured borrowings, end of quarter	15,430	55,511
Net change in secured borrowings	(9,483)	(20,624)

Change in accrued expenses and other current liabilities for amounts due to financing institutions	(7,837)	(3,395)
Impact of foreign currency	32	(145)
Net repayments on secured borrowings	$(17,288)	$(24,164)

We have continued to reduce our secured borrowings and amounts due to financing institutions balances, while maintaining our cash balance:

	Nine Months Ended
	March 31,
	2012	2011
Cash and cash equivalents	$182,564	$151,038

Secured borrowings	15,430	55,511
Amounts due to financing institutions	18,201	821
Total secured borrowing and amounts due to financing institutions	$33,631	$56,332

The superseding of installment contracts which serve as collateral for our secured borrowings balances can have a significant impact on our secured borrowings balance.  When previously financed receivables contracts are replaced, or “superseded,” with new arrangements, the secured borrowings collateralized by those receivables become immediately due and payable. As a result, they are reported in accrued expenses and other current liabilities until payment is remitted to the financial institution.  Our current liability for amounts due to financing institutions totaled $18.2 million at March 31, 2012, a decrease of $7.8 million from June 30, 2011, and an increase of $17.4 million from March 31, 2011. At both March 31, 2012 and June 30, 2011, this balance includes amounts related to superseding a large previously financed arrangement that has not yet been fully repaid or replaced. We are currently in discussions with the financing institution and expect to either  (i) repay the secured borrowing either within the current year or on schedule or (ii) replace  the borrowing with new installments of an equal amount.

We did not finance any receivables to fund operations during the nine months ended March 31, 2012, and we have not done so since the second quarter of fiscal 2008.  However, we did exchange $5.0 million of previously financed receivables due to superseding an existing contract during the nine months ended March 31, 2012. This exchange is shown as both a use and source of funds related to secured borrowings on our unaudited condensed consolidated statements of cash flows.

Although our financing arrangements do not generally obligate us to replace superseded receivables, the terms on which we can repurchase and replace superseded receivables often make it advantageous to do so.  We expect the existing combined secured borrowings and amounts due to financing institutions balances included in our unaudited condensed consolidated balance sheets at March 31, 2012 to continue to decline during the remainder of fiscal 2012 and thereafter, as we continue the trend of not replacing securitized borrowings as they are paid down.

 Borrowings Collateralized by Receivable Contracts

We maintain arrangements with General Electric Capital Corporation and Silicon Valley Bank providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. Under these programs, we and the financial institution must agree to enter into each transaction and negotiate the amount borrowed and interest rate secured by each receivable. The customers’ payments of the underlying receivables fund the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was 8.3% at March 31, 2012. The collateralized receivables earn interest income, and the secured borrowings accrue borrowing costs at approximately the same interest rate.

Table of Conents

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

Cash generated from operating activities has enabled us to finance our operations and pay down secured borrowings. Based on the reduced level of secured borrowing under the Silicon Valley Bank program, during the third quarter we reduced the aggregate amount of the program to $25 million, leaving approximately $14.5 million available at March 31, 2012.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-08, Intangibles — Goodwill and Other (Topic 350): “Testing Goodwill for Impairment.” ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Performing the two-step goodwill impairment test is not necessary if an entity determines based on this assessment that it is not likely that the fair value of a reporting unit is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011 and early adoption is permitted. We adopted ASU No. 2011-08 during the nine months ended March 31, 2012. The adoption of ASU No. 2011-08 did not have a material effect on our financial position, results of operations or cash flows.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 establishes common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and changes the wording used to describe the aforementioned requirements in U.S GAAP ASU No. 2011-04 establishes additional disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. For these measurements, entities are required to disclose valuation processes used in developing fair values, as well as sensitivity of the fair value measurements to changes in unobservable inputs and interrelationships between them. ASU No. 2011-04 is effective for public entities for interim and annual periods beginning after December 15, 2011. We adopted ASU No. 2011-04 during the three months ended March 31, 2012. The adoption of ASU No. 2011-04 did not have a material effect on our financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU No. 2011-03 applies to repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial instruments before their maturity. ASU No. 2011-03 removes transferor’s ability criterion from the consideration of effective control over the transferred assets and eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. ASU No. 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. We adopted ASU No. 2011-03 during the three months ended March 31, 2012. The adoption of ASU No. 2011-03 did not have a material effect on our financial position, results of operations or cash flows.

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

During the three and nine months ended March 31, 2012, 22.0% and 21.3% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenues, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for currency cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so since fiscal 2008. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

Table of Conents

During the three months ended March 31, 2012, we recorded $0.2 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. During the three months ended March 31, 2011, the comparative foreign currency activity for similar non-functional currency denominated transactions resulted in a gain of $0.5 million. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations for the three months ended March 31, 2012 and 2011 by approximately $1.7 million and $0.7 million, respectively.

During the nine months ended March 31, 2012, we recorded $2.6 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. During the nine months ended March 31, 2011, the comparative foreign currency activity for similar non-functional currency denominated transactions resulted in a gain of $2.4 million. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations for the nine months ended March 31, 2012 and 2011 by approximately $3.3 million and $2.3 million, respectively.

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses, as our investments consist primarily of money market accounts. At March 31, 2012, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Table of Conents

Item 4.   Controls and Procedures

a)	Disclosure controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, and due to the material weakness in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)	Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2012, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

c)	Remediation Efforts

In the three months ended March 31, 2012, we continued to implement the following measures that we initiated in fiscal 2011 to improve our internal controls over the financial reporting process. We plan to further enhance these measures in the fourth quarter of fiscal 2012.

●	Recruit additional qualified professionals into the tax function to address workload bottlenecks and inadequate review controls over key aspects of tax accounting.
●	Redesign our tax accounting processes and related controls to ensure that our accounting for income taxes and related disclosures can be completed accurately and in a timely manner; and,
●	Train and utilize other qualified individuals, primarily within the accounting organization, to perform tasks that will alleviate work load on certain key resources in the tax department.

d)	Remediation Plans

We have made no significant changes in our remediation plans during the three months ended March 31, 2012 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our "Remediation Plans," please refer to Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Table of Conents

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Refer to Note 11, “Commitments and Contingencies,” in the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference. We may also assert claims to protect our rights from time to time, such as the claims we asserted in the U.S. District Court for the Southern District of Texas in the action captioned Aspen Technology, Inc. v. Tekin A. Kunt and M3 Technology, Inc., Civil Action No. 4:10-cv-01127, where a final judgment and permanent injunction were entered on January 9, 2012 against the individual defendant in connection with violations of his confidentiality and non-competition agreement with us.  We continue to assert claims against his former employer, including claims for copyright infringement and misappropriation of trade secrets relating to our proprietary software.

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

As discussed in Note 10, “Income Taxes,” of our audited consolidated financial statements for the year ended June 30, 2011, we reversed a significant portion of our U.S. valuation allowance in the fourth quarter of fiscal 2011, which resulted in us reporting net income for the prior fiscal year. However, this reversal was a non-recurring item, and we expect to generate net losses for at least fiscal 2012, as we continue to transition to our subscription-based licensing model.

Table of Conents

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

As of March 31, 2012, we operated in 30 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for a significant amount of our total revenue during the three months ended March 31, 2012 and 2011. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

●	unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers;

Table of Conents

●	less effective protection of intellectual property;

●	requirements of foreign laws and other governmental controls;

●	difficulties and delays in translating products and product documentation into languages other than English;

●	difficulties and delays in negotiating software licenses compliant with accounting revenue recognition requirements in the United States;

●	difficulties in collecting trade accounts receivable in other countries;

●	adverse tax consequences; and

●	the challenges of managing legal disputes in foreign jurisdictions.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and operating results.

During the nine months ended March 31, 2012, 21.3% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. Since late fiscal 2008, we have not entered into derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

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

Table of Conents

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

Our software products are complex and may contain undetected defects or errors. We have not suffered significant harm from any defects or errors to date, but we have from time to time found defects in our products and we may discover additional defects in the future. We may not be able to detect and correct defects or errors before releasing products. Consequently, we or our customers may discover defects or errors after our products have been implemented. We have in the past issued, and may in the future need to issue, corrective releases of our products to remedy defects or errors. The occurrence of any defects or errors could result in:

●	lost or delayed market acceptance and sales of our products;

●	delays in payment to us by customers;

●	product returns;

●	injury to our reputation;

●	diversion of our resources;

●	increased service and warranty expenses or financial concessions;

●	increased insurance costs; and

●	legal claims against us for substantial damages, including product liability claims.

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

Table of Conents

We expect a determination to be made in the last quarter of fiscal 2012 with respect to the pending arbitration. However, we can provide no assurance as to the actual timing or outcome of the arbitration. In general, there is no provision for either party to appeal the determination reached. The reseller agreement with ATME contained a provision whereby we could be liable for a termination fee if the agreement were terminated other than for material breach. This fee is to be calculated based on a formula contained in the reseller agreement that we believe was originally developed based on certain assumptions about the future financial performance of ATME, as well as ATME’s actual financial performance. Based on the formula and the financial information provided to us by ATME, which we have not verified independently, a calculation based on the formula would result in a termination fee of between $60 million and $77 million. Under the terminated reseller agreement, no termination fee is owed on termination for material breach. If we are found to have breached the terms of our agreement with ATME, we could be liable for damages including the termination fee, the amount of which may be greater or less than the number indicated above.

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

Table of Conents

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

 In preparing our consolidated financial statements for the three months ended March 31, 2012, we identified a material weakness in our internal control over financial reporting, and our failure to remedy this weakness could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. Our management identified a material weakness in our internal control over financial reporting as of March 31, 2012. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified by management as of March 31, 2012 consisted of inadequate and ineffective controls over income tax accounting. As a result of this material weakness, our management concluded as of March 31, 2012 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

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

Table of Conents

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

Table of Contents

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

Table of Conents

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended March 31, 2012 of shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1 to 31, 2012	229,500	$17.33	229,500
February 1 to 29, 2012	167,900	$20.97	167,900
March 1 to 31, 2012	210,700	$20.77	210,700	80,384,776
Total	608,100	$19.70	608,100	$80,384,776

(1)
On November 1, 2011, the Board of Directors approved the repurchase of shares of our common stock having a value of up to $100 million in the aggregate.  This program replaced the prior share repurchase program approved by the Board of Directors on October 29, 2010 which had a value of up to $40 million and an expiration date of October 31, 2011.

(2)
As of March 31, 2012, the total number of shares of common stock repurchased under the repurchase programs that were approved by the Board of Directors on November 1, 2011 and October 29, 2010 were 1,049,995 and 1,488,430, respectively.

Table of Conents

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
X
10.1	Twenty-third Amendment dated February 16, 2011 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.2	Twenty-fourth Amendment dated February 15, 2012 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
101.INS	Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

Table of Conents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspen Technology, Inc.

Date: May 1, 2012	By:	/s/ MARK E. FUSCO
Mark E. Fusco
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2012	By:	/s/ MARK P. SULLIVAN
Mark P. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Table of Conents

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
X
10.1	Twenty-third Amendment dated February 16, 2011 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
10.2	Twenty-fourth Amendment dated February 15, 2012 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X
101.INS	Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X